Form 10-Q
period 1995-09-30
LSB BANCSHARES INC /NC/
filed 1995-11-09
CIK 714530

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended September 30, 1995

                      Commission File Number 0-11448


                           LSB BANCSHARES, INC.

                               One LSB Plaza

                     Lexington, North Carolina  27292

                              (704) 246-6500

                Incorporated in the State of North Carolina

                IRS Employer Identification No. 56-1348147

        Securities Registered Pursuant to Section 12(b) of the Act:

                                   None

        Securities Registered Pursuant to Section 12(g) of the Act:

                  Common Stock, Par Value $5.00 Per Share

LSB Bancshares, Inc., has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

The number of shares outstanding as of September 30, 1995 was 4,299,074.

                           LSB BANCSHARES, INC.

                                 FORM 10-Q

                                   INDEX


Part I.    Financial Information

 Item 1.   Financial Statements

           Consolidated Balance Sheets
           September 30, 1995 and December 31, 1994

           Consolidated Statements of Income
           Three Months Ended  September 30, 1995 and 1994
           Nine Months Ended September 30, 1995 and 1994.

           Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1995 and 1994.

           Notes to Consolidated Financial Statements
           Nine Months Ended September 30, 1995 and 1994.

 Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations.

Part II.   Other Information

 Item 6.   Exhibits and Reports on Form 8-K

Signatures



PART I.    Financial Information
Item 1.    Financial Statements

                        LSB Bancshares, Inc.
                     Consolidated Balance Sheets
(In Thousands)                                                           September 30      December 31
                                                                               1995            1994
Assets
Cash and Due from Banks                                               $        16,156 $        17,326
Federal Funds Sold                                                             13,675          12,275
Investment Securities:
   Held to Maturity, Market value $81,414 and $84,836                          85,311          87,042
   Available for Sale, at Market Value                                         21,570          22,870
Loans:
  Commercial                                                                   67,147          60,910
  Installment                                                                  49,166          48,127
  Mortgage                                                                    102,727          96,215
   Total Loans                                                                219,040         205,252
  Less, Reserve for Loan Losses                                                (2,709)         (2,641)
   Net Loans                                                                  216,331         202,611
Premises and Equipment                                                          8,844           9,007
Other Assets                                                                    6,075           5,961
   Total Assets                                                       $       367,962 $       357,092

Liabilities
Deposits:
 Demand                                                               $        39,532 $        40,230
 Savings, N.O.W. and Money Market Accounts                                    161,172         160,503
 Certificates of Deposit of less than $100,000                                 96,688          90,615
 Certificates of Deposit of $100,000 or more                                   20,387          18,558
  Total Deposits                                                              317,779         309,906
Securities Sold Under Agreements to Repurchase                                  1,051             707
Other Liabilities                                                               1,958           2,004
   Total Liabilities                                                          320,788         312,617

Shareholders' Equity
Capital Stock: Common, authorized 10,000,000 shares, Par Value $5,
   issued 4,299,074 shares in 1995 and 4,267,698 shares in 1994                21,495          21,338
Paid-In Capital                                                                11,256          11,123
Retained Earnings                                                              14,217          12,327
Net Unrealized Loss on Securities Available for Sale                              206            (313)
   Total Shareholders' Equity                                                  47,174          44,475
   Total Liabilities and Shareholders' Equity                         $       367,962 $       357,092



               LSB Bancshares, Inc.
        Consolidated Statements of Income

(In Thousands Except  Share Data)                             Three Months Ended              Nine Months Ended
                                                                 September 30                    September 30
                                                             1995            1994            1995            1994
Interest Income
 Interest and Fees on Loans                       $         5,241 $         4,390 $        14,971 $        12,665
 Interest on Investment Securities:
   Taxable                                                  1,178           1,047           3,589           3,125
   Tax Exempt                                                 478             490           1,452           1,453
 Federal Funds Sold                                           333             281             827             647
     Total Interest Income                                  7,230           6,208          20,839          17,890

Interest Expense
 Deposits                                                   2,978           2,239           8,479           6,083
 Securities Sold Under Agreements to Repurchase                14              17              38              57
     Total Interest Expense                                 2,992           2,256           8,517           6,140

Net Interest Income                                         4,238           3,952          12,322          11,750
 Provision for Loan Losses                                     63              81             189             173
 Net Interest Income After Provision
  for Loan Losses                                           4,175           3,871          12,133          11,577

Noninterest Income
 Service Charges on Deposit Accounts                          442             466           1,331           1,345
  Gains/Losses on Sales of Mortgages                           (2)            (41)              6            (358)
  Gains on Sales of Securities                                  0               0               0              49
  Other Operating Income                                      364             260             958             831
    Total Noninterest Income                                  804             685           2,295           1,867

Noninterest Expense
 Personnel Expense                                          1,882           1,790           5,592           5,193
 Occupancy Expense                                            191             193             590             568
 Equipment Depreciation and Maintenance                       169             154             491             458
 Other Operating Expense                                      966             973           3,184           2,917
    Total Noninterest Expense                               3,208           3,110           9,857           9,136
 Income Before Income Taxes                                 1,771           1,446           4,571           4,308
 Income Taxes                                                 463             342           1,136           1,021
Net Income                                        $         1,308 $         1,104 $         3,435 $         3,287


Net Income Per Share                              $          0.30 $          0.26 $          0.80 $          0.77

Weighted Average Shares Outstanding                     4,295,972       4,267,442       4,286,357       4,260,880


                    LSB Bancshares, Inc
           Consolidated Statements of Cash Flows

(In Thousands)                                                 Nine Months Ended September 30
                                                                       1995            1994
Cash Flow From Operating Activities
  Net income                                                $         3,435 $         3,287
  Adjustments to reconcile net income to net cash:
    Depreciation and amortization                                       525             514
    Securities premium amortization and
     discount accretion, net                                           (244)           (117)
    (Increase) decrease in loans held for sale                          699          (3,687)
    Deferred income taxes                                               183               0
    Income taxes payable                                                (54)             17
    (Increase) decrease in income earned
     but not received                                                  (633)           (228)
    Increase (decrease)in interest accrued
     but not paid                                                       211              91
    Provision for loan losses                                           189             173
    Gain on sale of investment securities                                 0             (49)
    Gain on sale of premise and equipment                                (1)             (2)
      Net cash provided by operating activities                       4,310              (1)

Cash Flow From Investing Activites
  Purchases of securities held to maturity                          (12,438)        (25,006)
  Proceeds from maturities of securities held to maturity            14,499          19,114
  Proceeds from sales of securities held to maturity                      0           4,026
  Purchases of securities available for sale                         (7,983)        (16,787)
  Proceeds from maturities of securities available for sale           9,985           2,500
  Proceeds from sales of securities available for sale                    0           4,047
  Net (increase) decrease in loans made to customers                (14,608)         (5,095)
  Purchases of premises and equipment                                  (400)           (205)
  Proceeds from sale of premises and equipment                           39              12
  Net (increase)decrease in Federal Funds sold                       (1,400)          6,400
  (Increase) decrease in other assets                                    68            (121)
     Net cash used by investing activities                          (12,238)        (11,115)

Cash Flow From Financing  Activities
  Net increase (decrease) in demand deposits,
   NOW, money market and savings accounts                               (30)           (972)
  Net increase (decrease) in time deposits                            7,903           8,646
  Net increase (decrease) in securities
   sold under agreements to repurchase                                  344            (414)
  Dividends paid                                                     (1,545)         (1,419)
  Net increase (decrease) in other liabilities                         (203)           (210)
  Common stock Issued                                                   289             179
      Net cash provided by financing activities                       6,758           5,810

Increase (decrease) in cash                                          (1,170)         (5,306)
Cash at the beginning of the period                                  17,326          19,911
Cash at end of period                                       $        16,156 $        14,605


Supplemental Disclosures Of Cash Flow Information
  Cash paid during the years for:
    Interest                                                $         8,306 $         5,964
    Income Taxes                                                      1,010           1,040

Supplemental Disclosures
  Transfer of loans to other real estate owned              $           354 $             9
  Unrealized losses on securities available for sale:
     Increase (decrease) in securities available for sale   $           787 $          (202)
     Increase (decrease) in deferred taxes                              268             (69)
     Increase (decrease) in shareholders' equity                        519            (133)


                        LSB Bancshares, Inc.
                 Notes to Consolidated Finacial Statements
               Nine Months Ended September 30, 1995 and 1994

Note 1.   Basis of Presentation

     The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

     The accompanying unaudited Consolidated Financial Statements include the accounts of LSB Bancshares, Inc. (the Corporation) and its wholly-owned subsidiary Lexington State Bank (the Bank) and the Bank's wholly-owned subsidiaries Peoples Finance Company of Lexington, Inc. and LSB Financial Services, Inc.

     For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

Note 2.   Investment Securities

     Investment securities totaling $52,709,000 and $51,008,000 as of September 30, 1995 and 1994, were pledged to secure public deposits as required by law.

Note 3.   Loans (Table In Thousands)
     A summary of consolidated loans follows:
                                         September 30
                                   1995                1994
     Commercial                 $ 67,147            $ 59,564
     Installment                  46,669              46,463
     Mortgage                    102,727              96,429
     Credit Cards                  2,497               2,201
       Total                    $219,040            $204,657

     As of January, 1995, Bancshares adopted Financial Accounting Standards
     No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan" and amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS 114 requires creditors to establish a valuation allowance when it is probable that all the principal and interest due under the contractual terms of a loan will not be collected. Impairment under SFAS 114 is measured based on the

LSB Bancshares, Inc.
Notes to Consolidated Financial Statements (cont.)
Nine Months Ended September 30, 1995 and 1994


     present value of expected future cash flows discounted at a loan's effective interest rate, the observable market value of a loan or the fair value of collateral if the loan is collateral dependent. SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan.

     Bancshares' policy for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller-balance homogeneous loans such as credit card, residental mortgage and consumer loans. Bancshares generally considers most loans 90 days or more past due and all nonaccrual loans to be impaired. Interest income on impaired loans is recognized consistent with Bancshares' income recognition policies. For all impaired loans other than nonaccrual loans, interest income is recorded on an accrual basis. Interest income on nonaccrual loans is recognized on a cash basis. The adoption of SFAS 114 and SFAS 118 did not have a material effect on Bancshares' financial position or results of operations and required no increase to the reserve for loan and lease losses.

     At September 30, 1995, the total investment in loans that are considered impaired under SFAS 114 was $4,210,672 (of which $883,473 were nonaccrual loans). A related valuation allowance of $457,232 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended September 30, 1995, was approximately $3,873,620.

Note 4.   Reserve for Loan Losses
     (In Thousands)
     The following set forth the analysis of the consolidated reserve for loan


                                                Nine Months Ended
                                                   September 30
                                            1995                  1994
     Balances at beginning of periods     $ 2,641               $ 2,775
     Provision for loan losses                189                   173
     Recoveries of amounts previously
     charged off                               75                    46
     Loan losses                             (196)                 (343)
     Balances at end of periods           $ 2,709               $ 2,651

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994

Net Interest Income

     The primary source of earnings for the Corporation is net interest income, which represents the dollar amount by which interest generated by earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits.

     Net interest income of $4,238,000 for the third quarter of 1995 was up $286,000 or 7.2% compared to $3,952,000 for the third quarter of 1994.
     The increasing interest rate environment of 1994, which began to slow during the first quarter of 1995, reversed direction in the second quarter of 1995 and began to flatten out in the third quarter. The prime interest rate, which reached 9.00% in February of 1995, dropped 25 basis points to 8.75% on July 10, 1995. The prime interest rate is used as an interest rate indicator by banks. Relatively stable interest rates, coupled with a reasonable growth in the bank's loan portfolio, contributed to the gain in net interest income experienced in the third quarter.

Noninterest Income and Expense

     Noninterest income for the third quarter of 1995 was up $119,000 or 17.4% compared to the third quarter of 1994. The gain is due in part to the absence of losses incurred in the third quarter of 1994 related to mortgages the Bank carried for sale to the Federal Home Loan Mortgage Corporation and accounted for in accordance with the Financial Accounting Standards Board Statement No. 65 (SFAS 65), "Accounting for Certain Mortgage Banking Activities". Fee income from service charges on deposit accounts for the third quarter of 1995 declined $24,000 or 5.2% compared to the second quarter of 1994. The Bank announced an increase in service charge fees in September 1995 to become effective November 1, 1995. Management believes the adjustment in service charge fees will significantly increase noninterest income. Other operating income for the third quarter of 1995 was up $104,000 or 40.0% compared to the third quarter of 1994. The majority of this increase is short-term lease income from Other Real Estate property while awaiting final disposition.

     Noninterest expense for the third quarter of 1995 increased $98,000 or 3.2% compared to the third quarter of 1994. The contributing factor to this smaller than normal increase in noninterest expense was a reduction in the Federal Deposit Insurance Corporation (FDIC) insurance premium and a refund from the FDIC for overpayment of prior insurance premiums paid. The FDIC announced in September of this year a premium reduction in deposit insurance of $.19 per $100 of deposits for the most credit-worthy banks. This reduction was effective June 1, 1995, which resulted in a refund to the Bank of $192,000 for over payment of prior premiums. The total benefit to third quarter earnings for the Bank was $220,000. Personnel expense, comprised of salaries and fringe benefits, increased $92,000 or 5.1%. Occupancy expense for the third quarter of 1995 decreased $2,000 or 1.0% compared to the third quarter of 1994.
     Equipment depreciation and maintenance expense for the third quarter of 1995 increased $15,000 or 9.7% compared to the corresponding period of 1994.




     Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

Net Interest Income

     Net interest income for the first nine months of 1995 was up $572,000 or 4.9% compared to the first nine months of 1994. The gain in net interest income is attributable to an increase in loans of $13.8 million or 6.7% during the first nine months of 1995 over the corresponding period of 1994 and the relatively stable interest rate environment. Growth in the loan portfolio came primarily from the commercial loan portfolio, which increased $6.2 million or 10.2% and the mortgage loan portfolio, which increased $6.5 million or 6.8%.

Noninterest Income and Expense

     Noninterest income for the first nine months of 1995 was up $428,000 or 22.9% compared to the first nine months of 1994. As with the three-month comparison, the improvement in noninterest income is due to the absence of losses incurred in the third and prior quarters of 1994 related to mortgages the Bank held-for-sale and, in accordance with SFAS 65, marked to the lower of cost or market. The growth in noninterest income, adjusted for the mortgage losses, was 3.1%. Fee income from service charges on deposit accounts for the first nine months of 1995 was down $14,000 or 1.0% compared to the first nine months of 1994. Other operating income for the same period increased $127,000 or 15.3%. The majority of the nine month increase in other operation income is the result of short-term lease income from Other Real Estate property that is awaiting final disposition.

     Noninterest expense for the first nine months of 1995 was up $721,000 or 7.9% compared to the first nine months of 1994. Personnel expense increased $399,000 or 7.7% compared to the first nine months of 1994. Occupancy expense increased $22,000 or 3.9% during this period while equipment depreciation and maintenance expense increased $33,000 or 7.2%. Other operating expense increased $267,000 or 9.2% the first nine months of 1995 compared to the first nine months of 1994. The benefit realized by the Bank in the third quarter of 1995 from the action taken by the FDIC in reducing deposit insurance premiums and refunding premium over-payments was offset by expenses related to Other Real Estate property owned by the Bank.

Asset Quality and Provision for Loan Losses

     The reserve for loan losses was $2,709,000 or 1.24% of loans outstanding at September 30, 1995 compared to $2,641,000 or 1.29% of loans outstanding at December 31, 1994 and $2,651,000 or 1.30% at September
     30, 1994. Nonperforming loans totaled $3,121,000 or 1.42% of loans outstanding at September 30, 1995 compared to $2,249,000 or 1.10% of loans outstanding at September 30, 1994. Nonperforming loans include nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. At September 30, 1995 the Bank had $372,000 in restructured loans, $883,000 in nonaccrual loans and $988,000 in other real estate. Accruing loans past due 90 days or more were $878,000 at September 30, 1995 compared to $1,293,000 at September 30, 1994. The accrual of interest generally discontinues on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At September 30, 1995, the reserve for loan losses was .87 times the nonperforming loans, compared to 1.26 times at December 31, 1994 and 1.18 times nonperforming loans at September 30, 1994.

     Loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed as nonperforming do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Income Taxes

     Accrued taxes applicable to income for the nine-month period ended September 30, 1995 was up $115,000 compared to the nine-month period ended September 30, 1994. Pretax income for the first nine months of 1995 was $4,571,000, an increase of $263,000 or 6.1% compared to $4,308,000 for the first nine months of 1994. The increase in accrued taxes for the first nine months of 1995 is attributable to the higher operating income.

Capital Resources and Shareholders' Equity

     Regulatory guidelines require minimum levels of capital, based on a risk weighting of each asset category and off-balance sheet contingencies. At September 30, 1995, based on these measures, the Bank's ratio for Tier 1 capital was 21.17% compared to the regulatory minimum risk-based capital ratio requirement of 4%. The Bank's Tier 2 capital ratio at this date was 22.39% compared to the regulatory requirement of 8%. Tier 1 or core capital, as defined by federal bank regulators, equals common shareholders' equity capital less goodwill and other disallowed intangible assets. Tier 2 capital is the allowable portion, as defined by the federal regulators, of the allowance for loan losses and 100% of Tier 1 capital. Federal banking guidelines for risk-based capital limit the amount of the allowance for loan losses allowable in Tier 2 or total capital to 1.25% of risk-weighted assets.

Interest Rate Sensitivity and Liquidity

     Asset/liability management is the process used to monitor exposure to interest rate risk, balance sheet trends, pricing policies and the Bank's liquidity position. The goals of asset/liability management are to ensure profitability and performance, minimize risk, adhere to proper liquidity and maintain sound capital.

     Profitability and performance are affected by balance sheet composition and interest rate movements. Market conditions, interest rate trends and the economic environment are all evaluated in the asset/liability management decision-making process. As core deposits are the primary funding sources for assets, proportionate balances are maintained within earning assets and interest-bearing liabilities.

     To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and liabilities. This interest rate risk is monitored by way of an interest sensitivity analysis, which is presented in Table 1 as of September 30, 1995. On that date, the gap between interest-sensitive assets and interest-sensitive liabilities was a negative $61,563,000 or .75. Management believes that is an acceptable level under current economic conditions.

     Asset/liability management also addresses proper liquidity positioning and sound capital. To a great extent, adequate liquidity and a strong capital base are by-products of profitability and performance. The Bank requires liquidity in order to fund current and future extensions of credit, meet deposit withdrawals and otherwise sustain operations. As an integral part of the asset/liability management process, the liquidity position is closely monitored and evaluated regularly.

Item 6.     Exhibits and Reports on Form 8-K
(a)  Exhibits.  None filed.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date  November 9, 1995                  LSB BANCSHARES. INC.
                                                 (Registrant)



                                          Monty J. Oliver
                                          Chief Financial Officer
                                          Principal Accounting Officer