Form 10-K
period 1995-12-31
LSB BANCSHARES INC /NC/
filed 1996-03-28
CIK 714530

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 29549

                                  FORM 10-K
________________________________________________________________________________

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                        COMMISSION FILE NUMBER 0-11448
________________________________________________________________________________

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

                   COMMON STOCK, PAR VALUE $5.00 PER SHARE

    LSB Bancshares, Inc. has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 is not required herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

    The aggregate market value (average of the high and low prices) of the voting stock held by nonaffiliates of the registrant as of March 1, 1996 was $88,815,540 and the number of shares outstanding was 5,382,760.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended
 December 31, 1995 are incorporated by reference into Parts I and II of this report.

    Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 1996 is incorporated by reference in
                           Part III of this report.

PART I.



                           DESCRIPTION OF BUSINESS

Item 1. Business

REGISTRANT

LSB Bancshares, Inc. ("Bancshares'") is a bank holding company headquartered in Lexington, North Carolina and registered under the Bank Holding Company Act of 1956, as amended. Bancshares' principal business is providing banking and other financial services through its banking subsidiary. It was incorporated on July 1, 1983. Bancshares is the parent holding company of Lexington State Bank ("LSB"), a North Carolina-chartered commercial bank. The principal assets of Bancshares are all of the outstanding shares of common stock of LSB. At December 31, 1995, Bancshares and its subsidiary had consolidated assets of $375 million and 250 employees.

SUBSIDIARY BANK

LSB is chartered under the laws of the state of North Carolina to engage in general banking business. Founded in 1949, LSB offers a complete array of services in the commercial banking, savings and trust fields through 14 offices in six communities located in Davidson County, North Carolina. LSB provides a full range of financial services including the acceptance of deposits, corporate cash management, discount brokerage, IRA plans, secured and unsecured loans and trust functions. LSB operates the only independent trust department in Davidson County, providing estate planning, estate and trust administration, IRA trusts, personal investment accounts and pension and profit-sharing trusts.

NON-BANK SUBSIDIARIES

LSB has two wholly-owned non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. ("Peoples Finance") and LSB Financial Services, Inc. ("LSB Financial Services"). Peoples Finance was acquired by LSB on January 1, 1984 and operates as a finance company licensed under the laws of the State of North Carolina. Peoples Finance operates from one office located in Lexington, North Carolina with four employees. As a finance company, Peoples Finance offers secured and unsecured loans to individuals up to a maximum of $10,000, as well as dealer originated loans.

LSB Financial Services is incorporated under the laws of the State of North Carolina and offers a full range of uninsured, nondeposit investment products, including mutual funds, annuities, stocks and bonds. LSB Financial Services operates from offices located within LSB's main office with two employees. LSB Financial Services offers products through Liberty Securities Corporation, an independent broker-dealer, which is a member of the National Association of Securities Dealers and the Securities Investor Protection Corporation. Investments are neither deposits nor obligations of Lexington State Bank, nor are they guaranteed or insured by any depository institution, the FDIC, or any other government agency. LSB Financial Services began operation on December 1, 1994 and during 1995 lost approximately $78,000.

COMPETITION

Commercial banking in LSB's service area of Davidson County, North Carolina is highly competitive. LSB competes not only with major commercial banks but also with thrift institutions, credit unions, investment brokers, mortgage and finance companies. North Carolina permits state-wide branching, which is widely practiced. In recent years, competition between large major banks and smaller independent banks has intensified significantly as a result of deregulation of the financial industry. In addition to in-state competition, banks such as LSB have a high degree of competition from out-of-state financial service companies offering mutual funds.

After several years of exceptional employment growth in North Carolina, the North Carolina Employment Security Commission projects the State's economy to remain sound in 1996, with low unemployment and low inflation. North Carolina's unemployment rate has remained at or near the lowest of the 11 large states surveyed by the Federal Government. Davidson County, with a labor force of approximately 75,000, had an unemployment rate in the 3.5% range for 1995.

REGULATION

As a bank holding company, Bancshares is subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System. LSB is chartered by the Sate of North Carolina and as such is subject to supervision, examination and regulation by the North Carolina State Banking Commission. LSB is also a member of the Federal Deposit Insurance Corporation and is therefore subject to supervision and examination by that agency.

Item 2. Properties

PROPERTIES

Bancshares' principal executive offices are located at One LSB Plaza, Lexington, North Carolina. This five-story office building totals 74,800 square feet and also serves as the home office of LSB. A majority of the major staff functions are located within this office complex.

In addition, LSB operates thirteen branch offices and four off-premise automated teller locations. Six of LSB's branch offices are located within Lexington. The remaining branch offices are located in the communities of Thomasville, Welcome, Midway, Arcadia and Wallburg, all of which are located within Davidson County, North Carolina.

Bancshares' principal office and seven branches are owned by LSB, while six branches and the off-premise ATM locations are leased. LSB's leased properties are subject to leases which expire on various dates from January 31, 1996 to June 30, 2004. Peoples Finance operates from an 1,800 square foot, one-story building located at 203 Center Street in Lexington, which it owns. LSB Financial Services leases 800 square feet within the principal office building of LSB. Except as described herein, Bancshares, LSB, Peoples Finance and LSB Financial Services own all properties free and clear of encumbrances.

Item 3. Legal Proceedings

The information required under this item is contained in Note 9 to the Notes to Consolidated Financial Statements on page 30 of the 1995 Annual Report and is incorporated by reference herein.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

Robert F. Lowe (53) Chairman, President and Chief Executive Officer and a Director of Bancshares and the Bank. Prior to becoming President on January 1, 1984, Mr. Lowe had served as Executive Vice President of Bancshares and of the Bank. Mr. Lowe joined the Bank in 1970 and was elected Vice President in 1973. He was elected Senior Vice President in 1980 and Executive Vice President in 1982. In 1983, he was elected a Director. Mr. Lowe is also President of Peoples Finance Company of Lexington, Inc., which is a subsidiary of the Bank and President and a director of LSB Financial Services, Inc., a subsidiary of the Bank.

H. Franklin Sherron, Jr. (40) Vice President and Assistant Secretary of Bancshares joined the Bank in 1990 as Senior Vice President. Prior to this, he served as President of J. J. Barnes, Inc., a mechanical contracting firm, from 1981 to 1990. From 1997 to 1981, he served as Assistant Cashier with Peoples Bank & Trust Company.

Ronald J. Meadley (62) Vice President and Assistant Secretary of Bancshares joined the Bank as Vice President in 1979, with 24 years of banking experience. He was elected Senior Vice President in 1986.

Monty J. Oliver (54) Secretary and Treasurer of Bancshares joined the Bank as Vice President in 1978, with 13 years of banking experience. He was elected Cashier of the Bank in 1980 and Vice President and Treasurer of Bancshares in 1983. In 1986, he was elected Senior Vice President of the Bank.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The information regarding the market price of the Company's Common Stock and related stockholder matters is set forth in the 1995 Annual Report under the heading "Stock and Dividend Information" on page 35 and is incorporated by reference herein.

Item 6. Selected Financial Data

The information required under this item is contained in the 1995 Annual Report under the heading "Summary of Selected Financial Data" on page 11 and is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The information required under this item is contained in the 1995 Annual Report under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 13 through 21 and is incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and notes as of December 31, 1995 and 1994 and for each of the years in the three-year period ended December 31, 1995, together with the independent auditors' report of Turlington and Company, L.L.P. dated January 31, 1996, appearing on pages 22 through 32 of the 1995 Annual Report are incorporated by reference herein.

Item 9. Changes in the Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the two-year period ended December 31, 1995.

PART III.

Item 10. Directors and Executive Officers of the Registrant

The information required for this item is contained in Part I of this Form 10-K and in the 1996 Proxy Statement under the heading "Election of Directors" and is incorporated by reference herein.

Item 11. Executive Compensation

The information required under this item is contained in the 1996 Proxy Statement under the heading "Executive Compensation" and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required under this item is contained in the 1996 Proxy Statement under the heading "Management's Ownership of Common Stock" and is incorporated by reference herein.

Item 13. Certain Relationship and Related Transactions

None

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


                                                                            Page Numbers
                                                                            1995 Annual
                                                                              Report
                                                                           ------------
(a) The following documents are filed as part of this report:

1.  Consolidated Financial Statements:
Independent Auditor's Report of Turlington and Company, L.L.P.          32
Consolidated Balance Sheets at December 31, 1995 and 1994               22
Consolidated Statements of Income for the years ended
  December 31, 1995, 1994 and 1993                                      23
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 1995, 1994 and 1993                  24
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993                                      25
Notes to Consolidated Financial Statements                            26-32

* Incorporated by reference from the indicated pages of the 1995 Annual Report.

2. Financial Statement Schedules:

All schedules are omitted because the related information is included in the Consolidated Financial Statements or notes thereto or because they are not applicable.

3. Exhibits

    3.1 Articles of Incorporation of LSB Bancshares, Inc., as amended, which are incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 17, 1992 (file No. 33-54610).

    3.2    Bylaws of LSB Bancshares, Inc. as amended.

    4 Specimen certificate of common stock, $5.00 par value, which is incorporated by reference to Exhibit 4 of the registrant's Registration Statement on Form S-1 (File No. 2-99312).

   10.1 1986 Employee Incentive Stock Option Plan of LSB Bancshares, Inc., as amended, which is incorporated by reference to the registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 17, 1992 (File No. 33-54610).

   10.2    1996 Omnibus Stock Incentive Plan.

   10.3    1996 Management Plan.

           Exhibits 10.1, 10.2 and 10.3 set forth above are management contracts or compensatory plans and arrangements and are required to be filed as an exhibit to this form pursuant to Item 601 of regulation S-K.

   13      Annual Report to Shareholders for the Year Ended December 31, 1995.

   21      List of Subsidiaries at December 31, 1995.

   23      Consent of Turlington and Company, L.L.P.

   27      Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K

There were no reports filed on Form 8-K during the fourth quarter of 1995.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                LSB BANCSHARES, INC.

        Date: February 13, 1996                 By  /s/ Robert F. Lowe
                                                   ---------------------------
                                                    Robert F. Lowe, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                       CAPACITY                        DATE
/s/ Robert F. Lowe              President and Director          February 13, 1996
---------------------------     (Principal Executive Officer)
Robert F. Lowe

/s/ Monty J. Oliver             Secretary and Treasurer         February 13, 1996
---------------------------     (Principal Financial Officer
Monty J. Oliver                 and Principal Accounting
                                Officer)

/s/ Michael S. Albert           Director                        February 13, 1996
---------------------------
Michael S. Albert

/s/ Peggy B. Barnhardt          Director                        February 13, 1996
---------------------------
Peggy B. Barnhardt

/s/ Leonard H. Beck             Director                        February 13, 1996
---------------------------
Leonard H. Beck

/s/ Margaret Lee W. Crowell     Director                        February 13, 1996
---------------------------
Margaret Lee W. Crowell

/s/ Samuel R. Harris            Director                        February 13, 1996
---------------------------
Samuel R. Harris

/s/ Walter  A. Hill, Sr.        Director                        February 13, 1996
---------------------------
Walter A. Hill, Sr.

/s/ David A. Smith              Director                        February 13, 1996
---------------------------
David A. Smith

/s/ Robert B. Smith, Jr.        Director                        February 13, 1996
---------------------------
Robert B. Smith, Jr.

/s/ Burr W. Sullivan            Director                        February 13, 1996
---------------------------
Burr W. Sullivan

                                Director                        February 13, 1996
---------------------------
Roberts E. Timberlake

/s/ Julius S. Young, Jr.        Director                        February 13, 1996
---------------------------
Julius S. Young, Jr.


                                EXHIBIT INDEX



3.2     Bylaws of the Registrant, as amended

10.2    1996 Omnibus Stock Incentive Plan

10.3    Management Incentive Plan

13      Annual Report to Shareholders for the Year Ended December 31, 1995

21      List of Subsidiaries of Registrant at December 31, 1995

23      Consent of Turlington and Company, L.L.P.

27      Financial Data Schedule (for SEC use only)