Form 10-Q
period 1996-03-31
LSB BANCSHARES INC /NC/
filed 1996-05-14
CIK 714530

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended March 31, 1996

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

The number of shares outstanding as of March 31, 1996 was 5,382,760.

                     LSB BANCSHARES, INC.

                           FORM 10-Q

                             INDEX


Part I.    Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets
           March 31, 1996 and December 31, 1995

           Consolidated Statements of Income
           Three Months Ended March 31, 1996 and 1995

           Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1996 and 1995.

           Notes to Consolidated Financial Statements
           Three Months Ended March 31, 1996 and 1995.

Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations.

Part II.   Other Information

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 6.    Exhibits and Reports on Form 8-K

Signatures



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        LSB Bancshares, Inc.
                     Consolidated Balance Sheets
(In Thousands)                                                               March 31      December 31
                                                                               1996             1995
Assets
Cash and Due from Banks                                               $        16,421 $        17,581
Federal Funds Sold                                                              3,575          10,025
Investment Securities:
  Held to Maturity, Market value 77,789 and 84,679                             76,704          82,922
  Available for Sale, at Market Value                                          29,708          26,046
Loans:
  Commercial                                                                   77,655          74,980
  Installment                                                                  49,055          48,972
  Mortgage                                                                    105,377         102,715
   Total Loans                                                                232,087         226,667
  Less, Reserve for Loan Losses                                                (2,735)         (2,730)
   Net Loans                                                                  229,352         223,937
Premises and Equipment                                                          8,881           8,733
Other Assets                                                                    6,115           5,782
   Total Assets                                                       $       370,756 $       375,026

Liabilities
Deposits:
 Demand                                                               $        41,317 $        42,660
 Savings, N.O.W. and Money Market Accounts                                    155,662         159,894
 Certificates of Deposit of less than $100,000                                 99,720          97,757
 Certificates of Deposit of $100,000 or more                                   21,516          22,978
  Total Deposits                                                              318,215         323,289
Securities Sold Under Agreements to Repurchase                                  1,427           1,494
Other Liabilities                                                               2,678           2,133
   Total Liabilities                                                          322,320         326,916

Shareholders' Equity
Capital Stock: Common, authorized 10,000,000 shares, Par Value $5,
   issued 5,382,760 shares in 1996 and 5,353,981 shares in 1995.........       26,914          21,495
Paid-In Capital                                                                11,286          11,255
Retained Earnings                                                              10,191          15,048
Net Unrealized Loss on Securities Available for Sale                               45             312
   Total Shareholders' Equity                                                  48,436          48,110
   Total Liabilities and Shareholders' Equity                         $       370,756 $       375,026





               LSB Bancshares, Inc.
        Consolidated Statements of Income

(In Thousands Except  Share Data)                        Three Months Ended
                                                                March 31
                                                            1996            1995
Interest Income
 Interest and Fees on Loans                       $         5,345 $         4,726
 Interest on Investment Securities:
   Taxable                                                  1,162           1,225
   Tax Exempt                                                 486             494
 Federal Funds Sold                                           148             193
     Total Interest Income                                  7,141           6,638

Interest Expense
 Deposits                                                   2,835           2,638
 Securities Sold Under Agreements to Repurchase                16              13
     Total Interest Expense                                 2,851           2,651

Net Interest Income                                         4,290           3,987
 Provision for Loan Losses                                     73              63
 Net Interest Income After Provision
  for Loan Losses                                           4,217           3,924

Noninterest Income
 Service Charges on Deposit Accounts                          493             447
  Gains/Losses on Sales of Mortgages                           (7)              6
  Other Operating Income                                      469             283
    Total Noninterest Income                                  955             736

Noninterest Expense
 Personnel Expense                                          1,942           1,853
 Occupancy Expense                                            192             208
 Equipment Depreciation and Maintenance                       167             164
 Other Operating Expense                                      935           1,069
 Restructuring Charges                                        517               0
    Total Noninterest Expense                               3,753           3,294
 Income Before Income Taxes                                 1,419           1,366
 Income Taxes                                                 345             328
Net Income                                        $         1,074 $         1,038


Net Income Per Share                              $          0.20 $          0.19

Weighted Average Shares Outstanding                     5,382,760       5,350,250


                    LSB Bancshares, Inc
           Consolidated Statements of Cash Flows

(In Thousands)                                                  Three Months Ended March 31
                                                                      1996            1995
Cash Flow From Operating Activities
  Net income                                                $         1,074  $        1,038
  Adjustments to reconcile net income to net cash:
    Depreciation and amortization                                       161             173
    Securities premium amortization and
     discount accretion, net                                             10            (160)
    (Increase) decrease in loans held for sale                           28             600
    Deferred income taxes                                               131             183
    Income taxes payable                                                240             155
    (Increase) decrease in income earned
     but not received                                                  (255)           (240)
    Increase (decrease)in interest accrued
     but not paid                                                       (22)            159
    Provision for loan losses                                            73              63
    Gain on sale of investment securities                                 0               0
    Gain on sale of premise and equipment                                 0               0
      Net cash provided by operating activities                       1,440           1,971

Cash Flow From Investing Activites
  Purchases of securities held to maturity                                0            (482)
  Proceeds from maturities of securities held to maturity             6,209           6,000
  Proceeds from sales of securities held to maturity                      0               0
  Purchases of securities available for sale                         (4,067)         (3,912)
  Proceeds from maturities of securities available for sale               0               0
  Proceeds from sales of securities available for sale                    0               0
  Net (increase) decrease in loans made to customers                 (5,515)         (4,000)
  Purchases of premises and equipment                                  (309)           (105)
  Proceeds from sale of premises and equipment                            0              12
  Net (increase)decrease in Federal Funds sold                        6,450           2,075
  (Increase) decrease in other assets                                   (74)           (236)
     Net cash used by investing activities                            2,694            (648)

Cash Flow From Financing  Activities
  Net increase (decrease) in demand deposits,
   NOW, money market and savings accounts                            (5,576)         (5,817)
  Net increase (decrease) in time deposits                              502           5,084
  Net increase (decrease) in securities
   sold under agreements to repurchase                                  (68)            139
  Dividends paid                                                       (550)           (513)
  Net increase (decrease) in other liabilities                          328            (163)
  Common stock Issued                                                    69              98
      Net cash provided by financing activities                      (5,295)         (1,172)

Increase (decrease) in cash                                          (1,161)            151
Cash at the beginning of the period                                  17,581          17,326
Cash at end of period                                       $        16,420  $       17,477


Supplemental Disclosures Of Cash Flow Information
  Cash paid during the years for:
    Interest                                                $         2,872  $        2,491
    Income Taxes                                                          0               0

Supplemental Disclosures
  Transfer of loans to other real estate owned              $            91  $          163
  Unrealized losses on securities available for sale:
     Increase (decrease) in securities available for sale   $          (405) $          487
     Increase (decrease) in deferred taxes                             (138)            166
     Increase (decrease) in shareholders' equity                       (267)            321


                     LSB Bancshares, Inc.
          Notes to Consolidated Finacial Statements
          Three Months Ended March 31, 1996 and 1995

Note 1.   Basis of Presentation

     The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March
     31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

     The accompanying unaudited Consolidated Financial Statements include the accounts of LSB Bancshares, Inc. (the Corporation) and its wholly-owned subsidiary Lexington State Bank (the Bank) and the Bank's wholly-owned subsidiaries Peoples Finance Company of Lexington,
     Inc. and LSB Financial Services, Inc.

     For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2.   Investment Securities

     Investment securities totaling $48,173,000 and $48,000,000 as of March 31, 1996 and 1995, were pledged to secure public deposits as required by law.

Note 3.   Loans (Table In Thousands)
     A summary of consolidated loans follows:
                                       March 31
                                  1996                 1995
     Commercial                $  77,655           $  62,165
     Installment                  46,541              45,872
     Mortgage                    105,377              98,272
     Credit Cards                  2,514               2,296
       Total                   $ 232,087           $ 208,605

     Bancshares' policy under SFAS 114 for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller-balance homogeneous loans such as credit card, residental mortgage and consumer loans. Bancshares generally considers most loans 90 days or more past due and all nonaccrual loans to be impaired.

LSB Bancshares, Inc.
Notes to Consolidated Financial Statements (cont.)
Three Months Ended March 31, 1996 and 1995

     Interest income on impaired loans is recognized consistent with Bancshares' income recognition policies. For all impaired loans other than nonaccrual loans, interest income is recorded on an accrual basis. Interest income on nonaccrual loans is recognized on a cash basis. The adoption of SFAS 114 and SFAS 118 did not have a material effect on Bancshares' financial position or results of operations and required no increase to the reserve for loan losses.

     At March 31, 1996, the total investment in loans that are considered impaired under SFAS 114 was $3,778,354 (of which $1,041,395 were nonaccrual loans). A related valuation allowance of $554,822 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended March 31,
     1996, was approximately $3,802,102.                     .

Note 4.   Reserve for Loan Losses
     (In Thousands)
     The following sets forth the analysis of the consolidated reserve for loan losses:
                                                      Three Months Ended
                                                           March 31
                                                    1996                1995
     Balances at beginning of periods             $ 2,730             $ 2,641
     Provision for loan losses                         73                  63
     Recoveries of amounts previously
       charged off                                     18                  19
     Loan losses                                      (86)                (66)
     Balances at end of periods                    $ 2,735             $ 2,657



Note 5.   Restructuring Charges

     In January 1996, the Board of Directors of Bancshares approved a strategic plan to improve operating efficiencies. The major element of the plan was the reduction in staff through an offer of early retirement to all employees 55 years of age or older with ten years or more of service. Of the employees offered this opportunity, 68% opted for early retirement, which was effective March 31, 1996. The costs associated with increases in the actuarially determined pension and postretirement medical expenses totaled $485,000, severance costs associated with the early retirement package totaled $27,000 and professional fees for administration of the early retirement totaled $5,000.

LSB Bancshares, Inc.
Notes to Consolidated Financial Statements (cont.)
Three Months Ended March 31, 1996 and 1995



Note 6.   Stock Split

     In January of 1996, the Board of Directors of Bancshares declared a five-for-four stock split payable February 15, 1996. All previously reported per share amounts have been restated to reflect this stock split.

Note 7.   Other Accounting Changes

     As of January, 1996, Bancshares adopted Financial Accounting
     Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing
     Rights". SFAS 122 requires that an entity recognize as separate assets rights to service mortgage loans for others however those rights are acquired. This statement amends certain provisions of SFAS 65 to eliminate the distinction between rights to service mortgage loans for others that are acquired through loan origination activities and rights to service mortgage loans for others that are acquired through purchase transactions. All of Bancshares' mortgage servicing rights were acquired through loan origination activities.

     Under SFAS 122, servicing rights are to be calculated based on the present value of the fair market value of the servicing fees at the time the loan is sold, with consideration given to any prepayment assumptions. The value of the servicing rights are then amortized over the life of the loan. SFAS 122 also requires that all capitalized servicing rights be evaluated periodically for impairment based on the excess of the carrying amount of such rights over their fair value. For purposes of measuring impairment, capitalized mortgage serving rights are stratified on the basis of one or more of the predominant risk characteristics of the underlying loans. The application of SFAS 122 to originated mortgage servicing rights acquired through loan origination activities for the three months ended March 31, 1996, was not material and resulted in no impairment adjustments.

     Disclosure requirements of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation" are applicable for financial statements for fiscal years beginning after December 15, 1995. SFAS 123 establishes a fair value based method of accounting for stock options and other equity instruments used in employee compensation plans. SFAS 123 also requires significantly expanded disclosures, including disclosure of the pro forma amount of net income and earnings per share as if the fair value based method were used to account for stock-based compensation, if the intrinsic value method of APB -25 is retained. Bancshares intends to retain APB-25 in its pro forma disclosure for fiscal year 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Three Months Ended March 31, 1996 Compared to Three Months
     Ended March 31. 1995

Net Interest Income

     The primary source of earnings for the Corporation is net interest income, which represents the dollar amount by which interest generated by earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits.

     Net interest income of $7,141,000 for the first quarter of 1996 was up $503,000 or 7.6% compared to $6,638,000 for the first quarter of 1995. The moderately declining interest rate environment of 1995 continued into 1996 with a 25 basis point drop in the prime interest rate on February 1, 1996. This placed the prime interest rate at 8.25%. The prime interest rate is used as an interest rate indicator by banks. Relatively stable interest rates, coupled with good growth in the bank's loan portfolio, contributed to the gain in net interest income experienced in the first quarter of 1996. The total loan portfolio at March 31, 1996 was up $5,420,000 or 2.4% compared to December
     31, 1995 and  $23,482,000 or 11.3% compared to March 31, 1995.
     The majority of this growth was in the commercial loan portfolio.
     During the first quarter of 1996, the Bank's interest sensitivity position improved, enhancing the ability to appropriately reprice earning assets and interest-bearing liabilities, thereby maximizing net interest income.


Noninterest Income and Expense

     Noninterest income for the first quarter of 1996 was up $219,000 or 29.8% compared to the first quarter of 1995. Fee income from service charges on deposit accounts for the first quarter of 1996 was up
     $46,000 or 10.3% compared to the first quarter of 1995. The Bank announced an increase in service charge fees in September 1995 which became effective November 1, 1995. Management believes this adjustment in service charge fees will significantly benefit noninterest income for 1996. Other operating income for the first quarter of 1996 was up $186,000 or 29.8% compared to the first quarter of 1995. The majority of this increase is short-term lease income from Other Real Estate property while awaiting final disposition, related new loan fees and dividend income from the Federal Home Loan Bank, which the Bank joined in the third quarter of 1995.

     Noninterest expense for the first quarter of 1996 increased $459,000 or 13.9% compared to the first quarter of 1995. Restructuring charges of $517,000 were incurred in the first quarter of 1996 as a part of the Bank's strategic plan for improving operating efficiencies. The restructure plan included an offer for early retirement to all employees 55 years of age with ten years of service. Of this group, 68% opted for early retirement, which was effective March 31, 1996. Following restructuring, the Bank's full time equivalent staff was 238. Personnel expense, comprised of salaries and fringe benefits, increased $89,000 or 4.8% in the first quarter of 1996 compared to the first quarter of
     1995.   Occupancy expense for the first quarter of 1996 decreased
     $16,000 or 7.7% compared to the first quarter of 1995. Equipment depreciation and maintenance expense remained relatively unchanged for the periods being compared. Other Operating Expense for the first quarter of 1996 was down $134,000 or 12.5% compared to the first quarter of 1995. The contributing factor to this decrease was a reduction in the Federal Deposit Insurance Corporation (FDIC) insurance premium. This line item expense for the first quarter of 1996 was down $171,000 from the corresponding period in 1995. An increase in other miscellaneous expense items of $37,000 for the first quarter of 1996 produced the net increase in Other Operating Expense noted above.

Asset Quality and Provision for Loan Losses

     The reserve for loan losses was $2,735,000 or 1.18% of loans outstanding at March 31, 1996 compared to $2,730,000 or 1.20% of loans outstanding at December 31, 1995 and $2,657,000 or 1.27% at March 31, 1995. Nonperforming loans totaled $3,124,000 or 1.35% of loans outstanding at March 31, 1996 compared to $1,979,000 or .95% of loans outstanding at March 31, 1995. Nonperforming loans include nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. At March 31, 1996, the Bank had $287,000 in restructured loans, $1,388,000 in nonaccrual loans and $1,078,000 in other real estate. Accruing loans past due 90 days or more were $370,000 at March 31, 1996 compared to $868,000 at March 31, 1995. The accrual of interest generally discontinues on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At March 31, 1996, the reserve for loan losses was .88 times the nonperforming loans, compared to 1.08 times at December
     31, 1995 and 1.34 times nonperforming loans at March 31, 1995.

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

Income Taxes

     Accrued taxes applicable to income for the three-month period ended March 31, 1996 was up $17,000 compared to the three-month period ended March 31, 1995. Pretax income for the first three months of 1996 was $1,419,000, an increase of $53,000 compared to $1,366,000 for the first three months of 1995. The increase in accrued taxes for the first three months of 1996 is attributable to this modest increase in income.



Capital Resources and Shareholders' Equity

     Regulatory guidelines require minimum levels of capital, based on a risk weighting of each asset category and off-balance sheet contingencies. At March 31, 1996, based on these measures, the Bank's ratio for Tier 1 capital was 21.21% compared to the regulatory minimum risk-based capital ratio requirement of 4%. The Bank's Tier
     2 capital ratio at this date was 22.41% compared to the regulatory requirement of 8%. Tier 1 or core capital, as defined by federal bank regulators, equals common shareholders' equity capital less goodwill and other disallowed intangible assets. Tier 2 capital is the allowable portion, as defined by the federal regulators, of the allowance for loan losses and 100% of Tier 1 capital. Federal banking guidelines for risk-based capital limit the amount of the allowance for loan losses allowable in Tier 2 or total capital to 1.25% of risk-weighted assets.

     In January of 1996, the Board of Directors of Bancshares announced a five-for-four stock split payable February 15, 1996. This increased the outstanding shares of capital stock to 5,382,760. In addition, the cash dividend was increased 4.4% to $ .10 per share for the quarterly dividend payable April 15, 1996.

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

     To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and liabilities. This interest rate risk is monitored by way of an interest sensitivity analysis, which is presented in Table 1 as of March 31, 1996. On that date, the gap between interest-sensitive assets and interest-sensitive liabilities was a negative $51,877,000 or .79. Management believes that is an acceptable level under current economic conditions.

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

Accounting and Regulatory Issues

     As of January 1996, Bancshares adopted Financial Accounting
     Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".
     SFAS 121 requires long-lived assets and certain identifiable intangibles to be separated into two categories for purposes of accounting for an impairment of assets. Assets to be held and used are to be reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived assets to be disposed of that are not subject to APB-30 requirements are to be accounted for at the lower of carrying amount or fair value less cost to sell when management has committed to a plan to dispose of the assets.

     Bancshares' policy is to review all assets to be held and used and long-lived assets to be disposed of in accordance to SFAS 121 and to recognize any impairment loss at the time of occurrence. As of March 31, 1996, Bancshares had no assets to be held and used requiring impairment recognition and no long-lived assets to be disposed of.

     As of January 1996, Bancshares adopted Financial Accounting
     Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing
     Rights". SFAS 122 requires that an entity recognize as separate assets rights to service mortgage loans for others however those rights are acquired. This statement amends certain provisions of SFAS 65 to eliminate the distinction between rights to service mortgage loans for others that are acquired through loan origination activities and rights to service mortgage loans for others that are acquired through purchase transactions. While Bancshares has originated mortgage servicing rights acquired through loan origination activities, it does not have purchased mortgage servicing rights acquired through purchase transactions.

     Under SFAS 122, servicing rights are to be calculated based on the present value of the fair market value of the servicing fees, with consideration given to any prepayment assumptions and amortization over the life of the loan. SFAS 122 also requires that all capitalized servicing rights be evaluated for impairment based on the excess of the carrying amount of such rights over their fair value. For purposes of measuring impairment, capitalized mortgage serving rights are stratified on the basis of one or more of the predominant risk characteristics of the underlying loans. The application of SFAS 122 to originated mortgage servicing rights acquired through loan origination activities for the three months ended March 31, 1996 was not material and resulted in no impairment adjustments to capitalized mortgage servicing rights.

     Disclosure requirements of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation" are applicable for financial statements for fiscal years beginning after December 15, 1995. SFAS 123 establishes a fair-value based method of accounting for stock options and other equity instruments used in employee compensation plans. SFAS 123 also requires significantly expanded disclosures, including disclosure of the pro forma amount of net income and earnings per share as if the fair value based method were used to account for stock-based compensation, if the intrinsic value method of APB -25 is retained. Bancshares intends to retain APB-25 in its pro forma disclosure for fiscal year 1996.


Item 4.  Submission of Matters to Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on April 17, 1996. Proxies were solicited in connection with the Annual Meeting in accordance with Regulation 14 under the Securities Exchange Act of 1934, as amended, pursuant to a Proxy Statement dated March 13, 1996, in the form as filed by the Company with the Securities and Exchange Commission on March 13, 1996.

     At the Annual Meeting, the shareholders of the Company: (i) elected five members to the Company's Board of Directors, (ii) ratified the appointment of Turlington and Company LLP to conduct the independent audit for the year 1996 and (iii) voted to approve the LSB Bancshares, Inc. 1996 Omnibus Stock Incentive Plan; (iv) voted against a shareholder proposal relating to minimum share ownership requirements for members of the Board of Directors of the Company, each as more fully described in the Proxy Statement. Of the 5,382,760 shares of the Company's common stock represented and entitled to vote at the Annual Meeting, the number of shares cast for, against and withheld, and the number of abstentions and broker nonvotes, as to each proposal are set forth below:

     1.  Elections of Directors.

                        For (Proxy)                  Withheld

     Leonard H Beck      3,649,080                    38,115
     Samual R Harris     3,631,561                    55,634
     David A Smith       3,633,021                    54,174
     Burr W Sullivan     3,648,305                    38,890
     Peggy B Barnhardt   3,647,890                    39,305

     2. Ratification of appointment of Turlington and Company LLP, CPA's, to conduct the independent audit for the year 1996.

                       For              Against          Abstaining

                    3,650,738            30,382             6,075

     3. Proposal to approve the LSB Bancshares, Inc. 1996 Omnibus Stock Incentive Plan.

                       For              Against          Abstaining

                    3,278,551           289,381           119,263



     4. Shareholder proposal by W. Robert Koontz relating to minimum share ownership requirements for Directors.

                       For              Against          Abstaining

                      611,800          2,661,302           47,878

Item 6.     Exhibits and Reports on Form 8-K
(a)  Exhibits.  None filed.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date  May 10,1996                                   LSB BANCSHARES, INC.
     (Registrant)


      Monty J. Oliver
      Monty J. Oliver
      Chief Financial Officer
      Principal Accounting Officer