Form 10-Q
period 1996-06-30
LSB BANCSHARES INC /NC/
filed 1996-08-15
CIK 714530

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended June 30, 1996

                      Commission File Number 0-11448


                           LSB BANCSHARES, INC.

                               One LSB Plaza

                     Lexington, North Carolina  27292

                              (910) 248-6500

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

     The number of shares outstanding as of June 30, 1996 was 5,390,727.

                           LSB BANCSHARES, INC.

                                 FORM 10-Q

                                   INDEX


Part I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets
          June 30, 1996 and December 31, 1995

          Consolidated Statements of Income
          Three Months Ended June 30, 1996 and 1995
          Six Months Ended June 30, 1996 and 1995

          Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1996 and 1995

          Notes to Consolidated Financial Statements
          Six Months Ended June 30, 1996 and 1995

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signatures



PART I.  FINANCIAL INFORMATION
Item 1.     Financial Statements

                        LSB Bancshares, Inc.
                     Consolidated Balance Sheets
(In Thousands)                                                                June 30       December 31
                                                                                 1996            1995
Assets
Cash and Due from Banks                                               $        20,916 $        17,581
Federal Funds Sold                                                              2,125          10,025
Investment Securities:
  Held to Maturity, Market Value $75,463 and $84,679                           75,481          82,922
  Available for Sale, at Market Value $25,326 and $26,046                      25,326          26,046
Loans:
  Commercial                                                                   83,640          74,980
  Installment                                                                  51,252          48,972
  Mortgage                                                                    111,625         102,715
   Total Loans                                                                246,517         226,667
  Less, Reserve for Loan Losses                                                (2,798)         (2,730)
   Net Loans                                                                  243,719         223,937
Premises and Equipment                                                          8,761           8,733
Other Assets                                                                    5,982           5,782
   Total Assets                                                       $       382,310 $       375,026

LIABILITIES
Deposits:
 Demand                                                               $        42,285 $        42,660
 Savings, NOW and Money Market Accounts                                       156,876         159,894
 Certificates of Deposit of less than $100,000                                100,803          97,757
 Certificates of Deposit of $100,000 or more                                   27,525          22,978
  Total Deposits                                                              327,489         323,289
Securities Sold Under Agreements to Repurchase                                  3,335           1,494
Other Liabilities                                                               2,262           2,133
   Total Liabilities                                                          333,086         326,916
SHAREHOLDERS' EQUITY
Capital Stock:  Common, authorized 10,000,000
   shares, Par Value $5, issued 5,390,727 shares
   in 1996 and 5,375,035 shares in 1995                                        26,954          21,495
Paid-In Capital                                                                11,303          11,255
Retained Earnings                                                              11,154          15,048
Net Unrealized Gain (Loss)  on Securities Available
   for Sale, Net of  taxes                                                       (187)            312
   Total Shareholders' Equity                                                  49,224          48,110
   Total Liabilities and Shareholders' Equity                         $       382,310 $       375,026




               LSB Bancshares, Inc.
        Consolidated Statements of Income

(In Thousands Except  Share Data)                            Three Months Ended              Six Months Ended
                                                                  June 30                         June 30
                                                            1996            1995            1996            1995
Interest Income
 Interest and Fees on Loans                                $5,464          $5,004         $10,809          $9,730
 Interest on Investment Securities:
   Taxable                                                  1,118           1,186           2,280           2,411
   Tax Exempt                                                 485             480             971             974
 Federal Funds Sold                                            74             301             222             494
     Total Interest Income                                  7,141           6,971          14,282          13,609

Interest Expense
 Deposits                                                   2,770           2,863           5,605           5,501
 Securities Sold Under Agreements to Repurchase                20              11              36              24
     Total Interest Expense                                 2,790           2,874           5,641           5,525

Net Interest Income                                         4,351           4,097           8,641           8,084
 Provision for Loan Losses                                    143              63             216             126
 Net Interest Income After Provision
  for Loan Losses                                           4,208           4,034           8,425           7,958

Noninterest Income
 Service Charges on Deposit Accounts                          506             442             999             889
 Gains (Losses) on Sales of Mortgages                          77               2              70               8
 Other Operating Income                                       545             311           1,014             594
    Total Noninterest Income                                1,128             755           2,083           1,491

Noninterest Expense
 Personnel Expense                                          1,930           1,857           3,872           3,710
 Occupancy Expense                                            199             191             391             399
 Equipment Depreciation and Maintenance                       168             158             335             322
 Other Operating Expense                                      982           1,149           1,917           2,218
 Restructuring Charges                                          0               0             517               0
    Total Noninterest Expense                               3,279           3,355           7,032           6,649
 Income Before Income Taxes                                 2,057           1,434           3,476           2,800
 Income Taxes                                                 555             345             900             673
Net Income                                                 $1,502          $1,089          $2,576          $2,127


Net Income Per Share                                        $0.28           $0.20           $0.48           $0.40

Weighted Average Shares Outstanding                     5,385,416       5,364,770       5,384,088       5,357,510




                    LSB Bancshares, Inc
           Consolidated Statements of Cash Flows

(In Thousands)                                                      Six Months Ended June 30
                                                                       1996            1995
Cash Flow From Operating Activities
  Net income                                                $         2,576 $          2,127
  Adjustments to reconcile net income to net cash:
    Depreciation and amortization                                       351              347
    Securities premium amortization and
     discount accretion, net                                             20             (272)
    (Increase) decrease in loans held for sale                       (2,575)             754
    Deferred income taxes                                               132              183
    Income taxes payable                                               (301)            (128)
    (Increase) decrease in income earned
     but not received                                                    79             (122)
    Increase (decrease)in interest accrued
     but not paid                                                       (62)             213
    Provision for loan losses                                           216               63
    Gain on sale of investment securities                                 0                0
    Gain on sale of premise and equipment                                 0               (1)
      Net cash provided by operating activities                         436            3,164

Cash Flow From Investing Activites
  Purchases of securities held to maturity                           (3,000)          (7,720)
  Proceeds from maturities of securities held to maturity                 0           12,549
  Proceeds from sales of securities held to maturity                 10,422                0
  Purchases of securities available for sale                         (6,038)          (4,912)
  Proceeds from maturities of securities available for sale           6,001            7,000
  Proceeds from sales of securities available for sale                    0                0
  Net (increase) decrease in loans made to customers                (17,422)         (11,679)
  Purchases of premises and equipment                                  (378)            (185)
  Proceeds from sale of premises and equipment                            0               24
  Net (increase)decrease in Federal Funds sold                        7,900           (4,550)
  (Increase) decrease in other assets                                  (156)             (98)
     Net cash used by investing activities                           (2,671)          (9,571)

Cash Flow From Financing  Activities
  Net increase (decrease) in demand deposits,
   NOW, money market and savings accounts                            (3,393)          (7,950)
  Net increase (decrease) in time deposits                            7,593           15,145
  Net increase (decrease) in securities
   sold under agreements to repurchase                                1,840              264
  Dividends paid                                                     (1,089)          (1,029)
  Net increase (decrease) in other liabilities                          493             (178)
  Common stock Issued                                                   126              251
      Net cash provided by financing activities                       5,570            6,503

Increase (decrease) in cash                                           3,335               96
Cash at the beginning of the period                                  17,581           17,326
Cash at end of period                                       $        20,916  $        17,422


Supplemental Disclosures Of Cash Flow Information
  Cash paid during the years for:
    Interest                                                $         5,703  $         5,313
    Income Taxes                                                      1,179              618

Supplemental Disclosures
  Transfer of loans to other real estate owned              $           277  $           354
  Unrealized losses on securities available for sale:
     Increase (decrease) in securities available for sale   $          (756) $           862
     Increase (decrease) in deferred taxes                             (257)             293
     Increase (decrease) in shareholders' equity                       (499)             569


                           LSB Bancshares, Inc.
                Notes to Consolidated Financial Statements
                  Six Months Ended June 30, 1996 and 1996

Note 1.   Basis of Presentation

     The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

     The accompanying unaudited Consolidated Financial Statements include the accounts of LSB Bancshares, Inc., (the Corporation) and its wholly-owned subsidiary Lexington State Bank (the Bank) and the Bank's wholly-owned subsidiaries Peoples Finance Company of Lexington, Inc. and LSB Financial Services, Inc.

     For further information, refer to the Consolidated Financial
     Statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1995.

Note 2.   Investment Securities

     Investment securities totaling $49,073,000 and $44,879,000 as of June 30, 1996 and 1995, were pledged to secure public deposits as required by law.

Note 3.   Loans (Table In Thousands)
     A summary of consolidated loans follows:
                                           June 30
                                      1996          1995
     Commercial                    $ 83,640       $ 67,534
     Installment                     48,512         46,755
     Mortgage                       111,625         99,480
     Credit Cards                     2,740          2,420
     Total                         $246,517       $216,189

     Bancshares' policy under SFAS 114 for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller-balance homogeneous loans such as credit card, residental mortgage and consumer loans. Bancshares generally considers most loans 90 days or more past due and all nonaccrual loans to be impaired. Interest income on LSB Banchsares, Inc.
     Notes to Consolidated Financial Statements (cont.)
     Six Months Ended June 30, 1996 and 1996

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

     At June 30, 1996, the total investment in loans that are considered impaired under SFAS 114 was $3,166,614, of which $1,155,000 were nonaccrual loans. A related valuation allowance of $441,093 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended June 30, 1996, was approximately $3,435,380.

Note 4.   Reserve for Loan Losses
     (In Thousands)
     The following set forth the analysis of the consolidated reserve for loan losses:

                                          Six Months Ended
                                                June 30
                                          1996           1995
     Balances at beginning of periods   $ 2,730        $  2,641
     Provision for loan losses              216             126
     Recoveries of amounts previously
         charged off                         55              43
     Loan losses                           (203)            (94)
     Balances at end of periods          $ 2,798        $  2,716


Note 5.   Restructuring Charges

     In January 1996, the Board of Directors of Bancshares approved a strategic plan to improve operating efficiencies. The major element of the plan was the reduction in staff through an offer of early retirement to all employees 55 years of age or older with ten years or more of service. Of the employees offered this opportunity, 68% opted for early retirement, which was effective March 31, 1996. The costs associated with increases in the actuarially determined pension and postretirement medical expenses totaled $490,000, severance costs associated with the early retirement package totaled $27,000 and professional fees for administration of the early retirement totaled $5,000.

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

     Under SFAS 122, servicing rights are to be calculated based on the present value of the fair market value of the servicing fees at the time the loan is sold, with consideration given to any prepayment assumptions. The value of the servicing rights are then amortized over the life of the loan. SFAS 122 also requires that all capitalized servicing rights be evaluated periodically for impairment based on the excess of the carrying amount of such rights over their fair value. For purposes of measuring impairment, capitalized mortgage servicing rights are stratified on the basis of one or more of the predominant risk characteristics of the underlying loans. The application of SFAS 122 to originated mortgage servicing rights acquired through loan origination activities for the six months ended June 30, 1996 was not material and resulted in no impairment adjustments.

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

     Three Months Ended June 30, 1996 Compared to Three Months
     Ended June 30, 1995

Net Interest Income

     The primary source of earnings for the Corporation is net interest income, which represents the dollar amount by which interest generated by earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits.

     Total interest income of $7,141,000 for the second quarter of 1996 was up $170,000 or 2.4% compared to $6,971,000 for the second quarter of 1995. Total interest expense, on the other hand, decreased $84,000 or 2.9% during the same period. The moderate interest rate environment of the first quarter of 1996 continued into the second quarter of the year. The prime interest rate which drop 25 basis points to 8.25% on February 1, 1996 remained unchanged during the second quarter. The prime interest rate is used as an interest rate indicator by banks. Stable interest rates, coupled with good growth in the bank's loan portfolio and relatively flat deposit growth, contributed to the gain in net interest income experienced in the second quarter of 1996. Net interest income of $4,351,000 for the second quarter of 1996 was up $254,000 or 6.2% compared to $4,097,000 for the second quarter of 1995.

Noninterest Income and Expense

     Noninterest income for the second quarter of 1996 was up $373,000 or 49.4% compared to the second quarter of 1995. Fee income from service charges on deposit accounts for the second quarter of 1996 was up $64,000 or 14.5% compared to the second quarter of 1995. The Bank announced an increase in service charge fees in September 1995 which became effective November 1, 1995. Management believes this adjustment in service charge fees will significantly benefit noninterest income for 1996. Gains on sales of mortgages increased $75,000 in the second quarter of 1996 due in part to the value of servicing rights of mortgages sold in the secondary market. Bancshares adopted Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights", as of January, 1996. The majority of the activity under SFAS 122 occurred during the second quarter. Other operating income for the second quarter of 1996 was up $234,000 or 75.2% compared to the second quarter of 1995. The majority of this gain is from increased fee income from the Bank's trust department, increased fee income related to mortgage lending and increased fee income from the servicing of mortgage loans sold.

     Noninterest expense for the second quarter of 1996 decreased $76,000 or 2.3% compared to the second quarter of 1995. The decrease was the result of a decline in other operating expense of $167,000 or 14.5% and smaller than normal increases in personnel expense and occupancy expense. The major contributing factor to the decrease in other operating expense for the second quarter of 1996 was a reduction in the Federal Deposit Insurance Corporation (FDIC) insurance premium. This line-item expense for the second quarter of 1996 was down $173,000 from the corresponding period in 1995. Personnel expense, comprised of salaries and fringe benefits, increased $73,000 or 3.9% in the second quarter of 1996 compared to the second quarter of 1995. This smaller than normal increase was due primarily to reorganization in the first quarter of 1996 through an early retirement window for employees 55 years of age with ten years of service. This reorganization was a part of the Bank's strategic plan for improving operation efficiencies. Occupancy expense for the second quarter of 1996 increased $8,000 or 4.2% compared to the second quarter of 1995. Equipment depreciation and maintenance expense increased $10,000 or 6.3% during the same period.

     Six Months Ended June 30, 1996 Compared to Six Months Ended
     June 30, 1995

Net Interest Income

     Net interest income of $8,641,000 for the first six months of 1996 was up $557,000 or 6.9% compared to $8,084,000 for the first six months of 1995. Stable interest rates for the first half of the year along with strong loan growth were major factors contributing to this increase. The total loan portfolio at June 30, 1996 was up $19,850,000 or 8.8% compared to December 31, 1995 and $30,328,000 or 14.0% compared to June 30, 1995. Growth in the loan portfolio was equally split between commercial loans and mortgage loans. Deposit growth in the first half of 1996 was much slower. The total deposit portfolio at June 30, 1996 was up $4,200,000 or 1.3% compared to December 31, 1995 and $10,388,000 or 3.3% compared to June 30, 1995.

Noninterest Income and Expense

     Noninterest income for the first six months of 1996 was up $592,000 or 39.7% compared to the first six months of 1995.
     As with the three-month comparison, the majority of the increase came from other operating income, which was up $420,000 or 70.7% over the same period in 1995. This gain in other operating income came primarily from increased fee income from the Bank's trust department, increased fee income related to mortgage lending and increased fees from the servicing of sold mortgage loans. Fee income from service charges on deposit accounts for the first half of 1996 was up $110,000 or 12.4% compared to the same period in 1995. The Bank increased service charge fees in November, 1995, resulting in a positive effect on fee income. Gains on sales of mortgages increased $62,000 the first half of 1996 compared to the first half of 1995. This gain was due in part to fair value of mortgage servicing rights, as accounted for under SFAS 122, "Accounting for Mortgage Servicing Rights".

     Noninterest expense for the first six months of 1996 increased $383,000 or 5.8% compared to the first six months of 1995. Restructuring charges of $522,000 were incurred in the first quarter of 1996 as a part of the Bank's strategic plan for improving operating efficiencies. The restructure plan included an offer for early retirement to all employees 55 years of age with ten years of service. Of this group, 68% opted for early retirement,which was effective March 31, 1996. Personnel expense, comprised of salaries and fringe benefits, increased $162,000 or 4.4% in the first six months of 1996 compared to the first six months of 1995. Occupancy expense for the first half of 1996 decreased $8,000 or 2.0% compared to the first half of 1995, while equipment depreciation and maintenance increased $13,000 or 4.0% during the same period. Other operating expense decreased $301,000 or 13.6% the first six months of 1996 compared to the first six months of 1995.
     A reduction in the FDIC insurance premium at the beginning of the current year reduced this line item expense by $344,000 for the first half of 1996 compared to the same period in 1995.

Asset Quality and Provision for Loan Losses

     The reserve for loan losses was $2,798,000 or 1.14% of loans outstanding at June 30, 1996 compared to $2,730,000 or 1.20% of loans outstanding at December 31, 1995 and $2,716,000 or 1.26% at June 30, 1995. Nonperforming loans totaled $2,848,000 or 1.16% of loans outstanding at June 30, 1996 compared to $2,470,000 or .91% of loans outstanding at June 30, 1995. Nonperforming loans include nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. At June 30, 1996, the Bank had $262,000 in restructured loans, $1,155,000 in nonaccrual loans and $1,174,000 in other real estate. Accruing loans past due 90 days or more were $257,000 at June 30, 1996 compared to $361,000 at June 30, 1995. The accrual of interest generally discontinues on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At June 30, 1996, the reserve for loan losses was .98 times the nonperforming loans, compared to 1.08 times at December 31, 1995 and 1.10 times nonperforming loans at June 30, 1995.


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

Income Taxes

     Accrued taxes applicable to income for the six-month period ended June 30, 1996 was up $227,000 compared to the six-month period ended June 30, 1995. Pretax income for the first six months of 1996 of $3,476,000 was up $676,000 or 24.1% compared to $2,800,000 for the six-month period of 1995. The increase in accrued taxes for the first six months of 1996 is attributable to this increase in pretax income.

Capital Resources and Shareholders' Equity

     Regulatory guidelines require minimum levels of capital, based on a risk weighting of each asset category and off-balance sheet contingencies. At June 30, 1996, based on these measures, the Bank's ratio for Tier 1 capital was 20.86% compared to the regulatory minimum risk-based capital ratio requirement of 4%. The Bank's Tier 2 capital ratio at this date was 22.05% compared to the regulatory requirement of 8%. Tier 1 or core capital, as defined by federal bank regulators, equals common shareholders' equity capital less goodwill and other disallowed intangible assets. Tier 2 capital is the allowable portion, as defined by the federal regulators, of the allowance for loan losses and 100% of Tier 1 capital. Federal banking guidelines for risk-based capital limit the amount of the allowance for loan losses allowable in Tier 2 or total capital to 1.25% of risk-weighted assets.

     In January of 1996, the Board of Directors of Bancshares announced a five-for-four stock split payable February 15, 1996. This increased the outstanding shares of capital stock to 5,382,760. In June of 1996, capital stock issued under the stock option benefit plan added 7,967 shares to outstanding capital stock placing total shares outstanding at 5,390,727.

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

     To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and liabilities. This interest rate risk is monitored by way of an interest sensitivity analysis. On June 30, 1996, the gap between interest-sensitive assets and interest-sensitive liabilities was a negative $84,340,000 or .67. Management believes that is an acceptable level under current economic conditions.

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

Accounting and Regulatory Issues

     As of January, 1996, Bancshares adopted Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires long-lived assets and certain identifiable intangibles to be separated into two categories for purposes of accounting for an impairment of assets. Assets to be held and used are to be reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived assets to be disposed of that are not subject to APB-30 requirements are to be accounted for at the lower of carrying amount or fair value less cost to sell when management has committed to a plan to dispose of the assets.

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

     Under SFAS 122, servicing rights are to be calculated based on the present value of the fair market value of the servicing fees, with consideration given to any prepayment assumptions and amortization over the life of the loan. SFAS 122 also requires that all capitalized servicing rights be evaluated for impairment based on the excess of the carrying amount of such rights over their fair value. For purposes of measuring impairment, capitalized mortgage servicing rights are stratified on the basis of one or more of the predominant risk characteristics of the underlying loans. The application of SFAS 122 to originated mortgage servicing rights acquired through loan origination activities for the six months ended June 30, 1996 was not material and resulted in no impairment adjustments to capitalized mortgage servicing rights. Disclosure requirements of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation" are applicable for financial statements for fiscal years beginning after December 15, 1995. SFAS 123 establishes a fair value based method of accounting for stock options and other equity instruments used in employee compensation plans. SFAS 123 also requires significantly expanded disclosures, including disclosure of the pro forma amount of net income and earnings per share as if the fair value based method were used to account for stock-based compensation, if the intrinsic value method of APB-25 is retained. Bancshares intends to retain APB-25 in its pro forma disclosure for fiscal year 1996.


Item 6.   Exhibits and Reports on Form 8-K
(a)  Exhibits.  None filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date August 13, 1996              LSB BANCSHARES. INC.
                                       (Registrant)


                                       MONTY J. OLIVER
                                       Monty J. Oliver
                                       Chief Financial Officer
                                       Principal Accounting Officer