Form 10-Q
period 1996-09-30
LSB BANCSHARES INC /NC/
filed 1996-11-14
CIK 714530

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended September 30, 1996

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

      The number of shares outstanding as of September 30, 1996 was 5,403,539.

                      LSB BANCSHARES, INC.

                           FORM 10-Q

                             INDEX


Part I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets
          September 30, 1996 and December 31, 1995

          Consolidated Statements of Income
          Three Months Ended September 30, 1996 and 1995
          Nine Months Ended September 30, 1996 and 1995

          Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1996 and 1995

          Notes to Consolidated Financial Statements
          Nine Months Ended September 30, 1996 and 1995

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

Item 10.  Material Contracts

Signatures



PART I.  FINANCIAL INFORMATION
Item 1.     Financial Statements

                        LSB Bancshares, Inc.
                     Consolidated Balance Sheets

(In Thousands)                                                              September 30    December 31
                                                                                1996            1995

Assets
Cash and Due from Banks                                               $        19,055 $        17,581
Federal Funds Sold                                                             35,245          10,025
Investment Securities:
  Held to Maturity, Market Value $72,454 and $81,414                           71,966          82,922
  Available for Sale, at Market Value $26,923 and $26,046                      26,923          26,046
Loans:
  Commercial                                                                   92,534          74,980
  Installment                                                                  52,671          48,972
  Mortgage                                                                    115,595         102,715
   Total Loans                                                                260,800         226,667
  Less, Reserve for Loan Losses                                                (2,870)         (2,730)
   Net Loans                                                                  257,930         223,937
Premises and Equipment                                                          8,900           8,733
Other Assets                                                                    6,325           5,782
   Total Assets                                                       $       426,344 $       375,026

LIABILITIES
Deposits:
 Demand                                                               $        42,304 $        42,660
 Savings, NOW and Money Market Accounts                                       173,388         159,894
 Certificates of Deposit of less than $100,000                                101,414          97,757
 Certificates of Deposit of $100,000 or more                                   42,281          22,978
  Total Deposits                                                              359,387         323,289
Securities Sold Under Agreements to Repurchase                                  4,124           1,494
Borrowings from the Federal Home Loan Bank                                     10,000
Other Liabilities                                                               2,431           2,133
   Total Liabilities                                                          375,942         326,916
SHAREHOLDERS' EQUITY
Capital Stock:  Common, authorized 10,000,000
   shares, Par Value $5, issued 5,403,539 shares
   in 1996 and 5,375,035 shares in 1995                                        27,017          21,495
Paid-In Capital                                                                11,331          11,255
Retained Earnings                                                              12,186          15,048
Net Unrealized Gain (Loss)  on Securities Available
   for Sale, Net of  taxes                                                       (132)            312
   Total Shareholders' Equity                                                  50,402          48,110
   Total Liabilities and Shareholders' Equity                         $       426,344 $       375,026




               LSB Bancshares, Inc.
        Consolidated Statements of Income


(In Thousands Except  Share Data)                           Three Months Ended              Nine Months Ended
                                                              September 30                    September 30
                                                            1996            1995            1996            1995

Interest Income
 Interest and Fees on Loans                                $5,893          $5,241         $16,702         $14,971
 Interest on Investment Securities:
   Taxable                                                  1,029           1,178           3,309           3,589
   Tax Exempt                                                 445             478           1,416           1,452
Federal Home Loan Bank                                         64                              64
 Federal Funds Sold                                           318             333             540             827
     Total Interest Income                                  7,749           7,230          22,031          20,839

Interest Expense
 Deposits                                                   3,018           2,978           8,623           8,479
 Securities Sold Under Agreements to Repurchase                21              14              57              38
Borrowings from the Federal Home Loan Bank                    121                             121
     Total Interest Expense                                 3,160           2,992           8,801           8,517

Net Interest Income                                         4,589           4,238          13,230          12,322
 Provision for Loan Losses                                    103              63             319             189
 Net Interest Income After Provision
  for Loan Losses                                           4,486           4,175          12,911          12,133

Noninterest Income
 Service Charges on Deposit Accounts                          508             442           1,507           1,331
 Gains (Losses) on Sales of Mortgages                          25              (2)             95               6
 Other Operating Income                                       466             364           1,480             958
    Total Noninterest Income                                  999             804           3,082           2,295

Noninterest Expense
 Personnel Expense                                          1,872           1,882           5,744           5,592
 Occupancy Expense                                            193             191             584             590
 Equipment Depreciation and Maintenance                       186             169             521             491
 Other Operating Expense                                      991             966           2,908           3,184
 Restructuring Charges                                          5               0             522               0
    Total Noninterest Expense                               3,247           3,208          10,279           9,857
 Income Before Income Taxes                                 2,238           1,771           5,714           4,571
 Income Taxes                                                 666             463           1,566           1,136
Net Income                                                 $1,572          $1,308          $4,148          $3,435


Net Income Per Share                                        $0.29           $0.24           $0.77           $0.64

Weighted Average Shares Outstanding                     5,403,539       5,371,933       5,390,572       5,362,318





                    LSB Bancshares, Inc
           Consolidated Statements of Cash Flows


(In Thousands)                                                   Nine Months Ended September 30
                                                                      1996            1995

Cash Flow From Operating Activities
  Net income                                                $         4,148 $         3,435
  Adjustments to reconcile net income to net cash:
    Depreciation and amortization                                       547             525
    Securities premium amortization and
     discount accretion, net                                             32            (244)
    (Increase) decrease in loans held for sale                       (4,078)            699
    Deferred income taxes                                               131             183
    Income taxes payable                                               (290)            (54)
    (Increase) decrease in income earned
     but not received                                                  (261)           (633)
    Increase (decrease)in interest accrued
     but not paid                                                       224             211
    Provision for loan losses                                           319             189
    Gain on sale of investment securities                                 0               0
    Gain on sale of premise and equipment                                (7)             (1)
      Net cash provided by operating activities                         765           4,310

Cash Flow From Investing Activites
  Purchases of securities held to maturity                           (3,000)        (12,438)
  Proceeds from maturities of securities held to maturity            13,927          14,499
  Proceeds from sales of securities held to maturity                      0               0
  Purchases of securities available for sale                         (8,555)         (7,983)
  Proceeds from maturities of securities available for sale           7,001           9,985
  Proceeds from sales of securities available for sale                    0               0
  Net (increase) decrease in loans made to customers                (30,232)        (14,608)
  Purchases of premises and equipment                                  (739)           (400)
  Proceeds from sale of premises and equipment                           31              39
  Net (increase)decrease in Federal Funds sold                      (25,220)         (1,400)
  (Increase) decrease in other assets                                  (185)             68
     Net cash used by investing activities                          (46,972)        (12,238)

Cash Flow From Financing  Activities
  Net increase (decrease) in demand deposits,
   NOW, money market and savings accounts                            13,138             (30)
  Net increase (decrease) in time deposits                           22,959           7,903
  Net increase (decrease) in securities
   sold under agreements to repurchase                                2,630             344
  Proceeds from issuance of long-term debt                           10,000
  Dividends paid                                                     (1,630)         (1,545)
  Net increase (decrease) in other liabilities                          366            (203)
  Common stock Issued                                                   218             289
      Net cash provided by financing activities                      47,681           6,758

Increase (decrease) in cash                                           1,474          (1,170)
Cash at the beginning of the period                                  17,581          17,326
Cash at end of period                                       $        19,055 $        16,156


Supplemental Disclosures Of Cash Flow Information
  Cash paid during the years for:
    Interest                                                $         8,579 $         8,306
    Income Taxes                                                      1,835           1,010

Supplemental Disclosures
  Transfer of loans to other real estate owned              $           277 $           354
  Unrealized losses on securities available for sale:
     Increase (decrease) in securities available for sale   $          (673)$           787
     Increase (decrease) in deferred taxes                             (229)            268
     Increase (decrease) in shareholders' equity                       (444)            519

                      LSB Bancshares, Inc.
           Notes to Consolidated Financial Statements
         Nine Months Ended September 30, 1996 and 1995

Note 1.   Basis of Presentation

     The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
     Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

Note 2.   Investment Securities

     Investment securities totaling $64,148,000 and $52,709,000 as of September 30, 1996 and 1995, were pledged to secure public deposits as required by law.

Note 3.   Loans (Table In Thousands)
     A summary of consolidated loans follows:

                                           September 30
                                      1996          1995
     Commercial                   $  92,534      $  67,147
     Installment                     49,813         46,669
     Mortgage                       115,595        102,727
     Credit  Cards                    2,858          2,497
     Total                        $ 260,800      $ 219,040

     Bancshares' policy under SFAS 114 for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller-balance homogeneous loans such as credit card, residential mortgage and consumer loans. Bancshares generally considers most loans 90 days or more past due and all nonaccrual loans to be impaired. Interest income on LSB Bancshares, Inc. Notes to Consolidated Financial Statements (cont.)
     Nine      Months Ended September 30, 1996 and 1995

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

     At September 30, 1996, the total investment in loans that are considered impaired under SFAS 14 was $2,881,613 of which $1,057,578 were nonaccrual loans. A related valuation allowance of $397,684 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended September 30, 1996 was approximately $3,057,775.

Note 4.   Reserve for Loan Losses
     (In Thousands)
     The following set forth the analysis of the consolidated reserve for loan losses:

                                          Nine Months Ended
                                             September 30
                                          1996           1995

     Balances at beginning of periods   $  2,730       $ 2,641
     Provision for loan losses               319           189
     Recoveries of amounts previously
          charged off                         86            75
Loan losses                                 (265)         (196)
Balances at end of periods              $  2,870       $ 2,709

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

LSB Bancshares, Inc.
Notes to Consolidated Financial Statements (cont.)
Nine Months Ended September 30, 1996 and 1995

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

     Under SFAS 122, servicing rights are to be calculated based on the present value of the fair market value of the servicing fees at the time the loan is sold, with consideration given to any prepayment assumptions. The value of the servicing rights are then amortized over the life of the loan. SFAS 122 also requires that all capitalized servicing rights be evaluated periodically for impairment based on the excess of the carrying amount of such rights over their fair value. For purposes of measuring impairment, capitalized mortgage servicing rights are stratified on the basis of one or more of the predominant risk characteristics of the underlying loans. The application of SFAS 122 to originated mortgage servicing rights acquired through loan origination activities for the nine months ended September 30, 1996 of $84,000 was not material and resulted in no impairment adjustments.

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


      Three  Months  Ended September 30, 1996 Compared  to  Three
Months Ended September 30, 1995

Net Interest Income

     The primary source of earnings for the Corporation is net interest income, which represents the dollar amount by which interest generated by earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits.

     Total interest income of $7,749,000 for the third quarter of 1996 was up $519,000 or 7.2% compared to $7,230,000 for the third quarter of 1995. Total interest expense for the same period increased $168,000 or 5.6%. The moderate interest rate environment of the first two quarters of 1996 continued into the third quarter of the year. The prime interest rate, which dropped 25 basis points to 8.25% on February 1, 1996, has remained unchanged. The prime interest rate is used as an interest rate indicator by banks. Stable interest rates, coupled with extremely strong growth in the bank's loan portfolio and relatively flat deposit growth, contributed to the gain in net interest income experienced in the third quarter of 1996. Net interest income of $4,589,000 for the third quarter of 1996 was up $351,000 or 8.3% compared to $4,238,000 for the third quarter of 1995.

Noninterest Income and Expense

     Noninterest income for the third quarter of 1996 was up $195,000 or 24.3% compared to the third quarter of 1995. Fee income from service charges on deposit accounts for the third quarter of 1996 was up $66,000 or 14.9% compared to the third quarter of 1995. The Bank announced an increase in service charge fees in September 1995 which became effective November 1, 1995. Management believes this adjustment in service charge fees has significantly benefitted noninterest income for 1996. Gains on sales of mortgages increased by a modest $27,000 in the third quarter of 1996 primarily from the value of servicing rights of mortgages sold in the secondary market. Bancshares adopted Financial Accounting Standards No. 122 (SFAS 122),

     "Accounting for Mortgage Servicing Rights" as of January, 1996. The majority of the activity under SFAS 122 occurred during the second quarter of 1996. Other operating income for the third quarter of 1996 was up $102,000 or 28.0% compared to the third quarter of 1995. The majority of this gain is from increased fee income related to mortgage lending and increased fee income from the servicing of mortgage loans sold.

     Noninterest expense for the third quarter of 1996 increased $39,000 or 1.2% compared to the third quarter of 1995. This small increase was the result of a decline in personnel expense as well as smaller than normal increases all other expense categories. The reduction in personnel expense, which is comprised of salaries and fringe benefits, was due primarily to the Bank's reorganization in the first quarter of 1996 by way of an early retirement window for employees 55 years of age with ten years of service. This reorganization was a part of a strategic plan for improving operating efficiencies. Occupancy expense for the third quarter of 1996 increased $2,000 or 1.0% compared to the third quarter of 1995. Equipment depreciation and maintenance expense increased $17,000 or 10.1% during the same period. Other operating expense increased $25,000 or 2.6% in the third quarter of 1996 compared to the third quarter of 1995.



     Nine Months Ended September 30, 1996 Compared to Nine Months
     Ended September 30, 1995

Net Interest Income

     Net interest income of $13,230,000 for the first nine months of 1996 was up $908,000 or 7.4% compared to $12,322,000 for the first nine months of 1995. Strong loan demand for the first nine months of the year along with a stable interest rate environment have been contributing factors to the gain in income. The total loan portfolio at September 30, 1996 was up $34,137,000 or 15.1% compared to December 31, 1995 and $41,760,000 or 19.1% compared to September 30, 1995. Growth in the commercial loan portfolio has increased in the third quarter of 1996 and now shows a gain of $25,387,000 or 37.8% over the third quarter of 1995. For the periods being compared, mortgage loans have increased $12,868,000 or 12.5%. Deposit growth, while much slower during the first half of 1996, increased during the third quarter. The majority of that growth has come from certificates of deposit in denominations of $100,000 or more. This category of deposit more than doubled in the third quarter of 1996 compared to the third quarter of 1995. The total deposit portfolio at September 30, 1996 was up $36,098,000 or 11.2% compared to December 31, 1995 and $41,608,000 or 13.1% compared to September 30, 1995.

Noninterest Income and Expense

     Noninterest income for the first nine months of 1996 was up $787,000 or 34.3% compared to the first nine months of 1995. As with the three-month comparison, the majority of the increase came from other operating income, which was up $522,000 or 54.5% over the same period in 1995. This gain in other operating income came primarily from increased fee income from the Bank's trust department, increased fee income related to mortgage lending and increased fees from the servicing of sold mortgage loans. Fee income from service charges on deposit accounts for the first nine months of 1996 was up $176,000 or 13.2% compared to the same period in 1995. The Bank increased service charge fees in November, 1995, resulting in a positive effect on fee income. Gains on sales of mortgages increased $89,000 the first nine months of 1996 compared to the first nine months of 1995. This gain was due in part to the new requirements of SFAS 122, "Accounting for Mortgage Servicing Rights", which requires a value to be assigned to the loan and the servicing rights.

     Noninterest expense for the first nine months of 1996 increased $422,000 or 4.3% compared to the first nine months of 1995. Restructuring charges of $517,000 were incurred in the first quarter of 1996, with an adjustment of $5,000 expensed in the current quarter, as a part of the Bank's strategic plan for improving operating efficiencies. The restructuring plan included an offer for early retirement to all employees 55 years of age with ten years of service. Of this group, 68% opted for early retirement, which was effective March 31, 1996. Personnel expense, comprised of salaries and fringe benefits, increased $152,000 or 2.7% in the first nine months of 1996 compared to the first nine months of 1995. Occupancy expense for the first nine months of 1996 decreased $6,000 or 1.0% compared to the first nine months of 1995. Equipment depreciation and maintenance increased $30,000 or 6.1% during the same period. Other operating expense decreased $276,000 or 8.7% the first nine months of 1996 compared to the first nine months of 1995. A reduction in the FDIC insurance premium at the beginning of the current year accounts for the majority of this reduction.

Asset Quality and Provision for Loan Losses

     The reserve for loan losses was $2,870,000 or 1.10% of loans outstanding at September 30, 1996 compared to $2,730,000 or 1.20% of loans outstanding at December 31, 1995 and $2,709,000 or 1.24% at September 30, 1995. Nonperforming loans totaled $2,597,000 or 1.00% of loans outstanding at September 30, 1996 compared to $3,121,000 or 1.42% of loans outstanding at September 30, 1995. Nonperforming loans include nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. At September 30, 1996 the Bank had $259,000 in restructured loans, $1,093,000 in nonaccrual loans and $1,080,000 in other real estate. Accruing loans past due 90 days or more were $164,000 at September 30, 1996 compared to $878,000 at September 30, 1995. The accrual of interest generally discontinues on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At September 30, 1996, the reserve for loan losses was 1.11 times the nonperforming loans, compared to
     1.08 times at December 31, 1995 and .87 times nonperforming loans at September 30, 1995.

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

Income Taxes

     Accrued taxes applicable to income for the six-month period ended September 30, 1996 was up $430,000 compared to the nine-month period ended September 30, 1995. Pretax income for the first nine months of 1996 of $5,714,000 was up $1,143,000, or 25.0% compared to $4,571,000 for the nine-
     month period of 1995. The increase in accrued taxes for the first nine months of 1996 is attributable to this increase in pretax income.

Capital Resources and Shareholders' Equity

     Regulatory guidelines require minimum levels of capital, based on a risk weighting of each asset category and off-balance sheet contingencies. At September 30, 1996, based on these measures, the Bank's ratio for Tier 1 capital was 19.71% compared to the regulatory minimum risk-based capital ratio requirement of 4%. The Bank's Tier 2 capital ratio at this date was 20.83% compared to the regulatory requirement of 8%. Tier 1 or core capital, as defined by federal bank regulators, equals common shareholders' equity capital less goodwill and other disallowed intangible assets. Tier 2 capital is the allowable portion, as defined by the federal regulators, of the allowance for loan losses and 100% of Tier 1 capital. Federal banking guidelines for risk-based capital limit the amount of the allowance for loan losses allowable in Tier 2 or total capital to 1.25% of risk-weighted assets.

     In January of 1996, the Board of Directors of Bancshares announced a five-for-four stock split payable February 15, 1996. This increased the outstanding shares of capital stock to 5,382,760. In June of 1996, 7,967 shares of capital stock were issued under the Bank's stock option benefit and in July another 12,812 shares were issued placing total shares outstanding at 5,403,539.

Interest Rate Sensitivity and Liquidity

     Asset/liability management is the process used to monitor exposure to interest rate risk, balance sheet trends and pricing policies. It also addresses proper liquidity positioning and sound capital. The goals of asset/liability management are to ensure profitability and performance, minimize risk, adhere to proper liquidity and maintain sound capital.

     Profitability and performance are affected by balance
     sheet composition and interest rate movements. Management responsibility for both liquidity and interest sensitivity reside with a designated Asset/Liability Management Committee ("ALCO"). Market conditions, interest rate trends and the economic environment are all evaluated by the ALCO as a part of its asset/liability management decision-making process. Based upon its view of existing and expected market conditions, the ALCO adopts balance sheet strategies intended to optimize net interest income to the extent possible while minimizing the risk associated with unanticipated changes in interest rates. Core deposits have historically been the primary funding sources for asset growth. Correspondent relationships have also been maintained with several large banks in order to have access to federal funds purchases when needed. The Bank also has available lines of credit maintained with the Federal Home Loan Bank (the "FHLB") which can be used for funding and/or liquidity needs.

     The extremely strong loan demand experienced in 1996 coupled with a much slower deposit growth, while producing increased earnings, began to show signs of pressure on the Bank's volatile liability ratios and liquidity ratio. To improve the Bank's balance sheet position, management decided to draw on its line of credit with the FHLB in the amount of $10,000,000. This borrowing was executed in July as a principal reducing credit ("PRC") with a term of three years, with quarterly payments of principal and monthly payments of interest. This strategy serves to improve the volatile liability ratios and gives the Bank the ability to service the strong loan demand being experienced while allowing deposit growth to build.

     The asset/liability management process also seeks to match maturities and repricing opportunities of interest-sensitive assets and liabilities to minimize risk of interest rate movements. On that date, the gap between interest-sensitive assets and interest-sensitive liabilities was a negative $90,151,000 or .69. Management believes that is an acceptable level under current economic conditions.

Accounting and Regulatory Issues

     As of January, 1996, the Bank adopted Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires long-lived assets and certain identifiable intangibles to be separated into two categories for purposes of accounting for an impairment of assets. Assets to be held and used are to be reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived assets to be disposed of that are not subject to APB-30 requirements are to be accounted for at the lower of carrying amount or fair value less cost to sell when management has committed to a plan to dispose of the assets.

     The Bank's policy is to review all assets to be held and used and long-lived assets to be disposed of in accordance to SFAS 121 and recognize any impairment loss at the time of occurrence. As of September 30, 1996, the Bank had no assets to be held and used requiring impairment recognition and no long-lived assets to be disposed of.

     As of January, 1996, the Bank adopted Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage
     Servicing  Rights".   SFAS  122  requires  that  an   entity
     recognize as separate assets rights to service mortgage loans for others however those rights are acquired. Certain provisions of SFAS 65 are amended by SFAS 122 to eliminate the distinction between rights to service mortgage loans for others acquired through loan origination activities, and rights to service mortgage loans that are acquired through purchase transactions. While the Bank does have mortgage servicing rights acquired through loan origination activities, it does not have purchased mortgage servicing rights acquired through purchase transactions.

     Under SFAS 122, servicing rights are to be calculated based on the present value of the fair market value of the servicing fees, with consideration given to any prepayment assumptions and amortization over the life of the loan. SFAS 122 also requires that all capitalized servicing rights be evaluated for impairment based on the excess of the carrying amount of such rights over their fair value. For purposes of measuring impairment, capitalized mortgage serving rights are stratified on the basis of one or more of the predominant risk characteristics of the underlying loans. The application of SFAS 122 to originated mortgage servicing rights acquired through loan origination activities for the nine months ended September 30, 1996, was not material and resulted in no impairment adjustments to capitalized mortgage servicing rights.

     Disclosure requirements of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation" are applicable for financial statements for fiscal years beginning after December 15, 1995. SFAS 123 establishes a fair value based method of accounting for stock options and other equity instruments used in employee compensation plans. SFAS 123 also requires significantly expanded disclosures, including disclosure of the pro forma amount of net income and earnings per share as if the fair value based method were used to account for stock-based compensation, if the intrinsic value method of APB-25 is retained. The Bank intends to retain APB-25 in its pro forma disclosure for fiscal year 1996.

Item 6.   Exhibits and Reports on Form 8-K
(a)  Exhibits.  None filed.

Item 10.   Material Contracts


Exhibit A




             EMPLOYMENT CONTINUITY AGREEMENT


     THIS EMPLOYMENT CONTINUITY AGREEMENT (this "Agreement") is between LSB BANCSHARES, INC., a North Carolina Corporation (referred to in this Agreement as the "Company," which term includes any subsidiary of the Company where the context so requires), and ROBERT F. LOWE, Chairman of the Board, President and Chief Executive Officer of the Company and a resident of Lexington, North Carolina ("Executive"), and is effective as of July 9, 1996.

     The Company's Board of Directors (the "Board") acknowledges that Executive's contributions to the past and future growth and success of the Company have been and will continue to be substantial. As a publicly held corporation, the Board recognizes that there exists a possibility of a change in control of the Company. The Board also recognizes that the possibility of such a change in control may contribute to uncertainty on the part of executive officers and may result in the departure or distraction of executive officers from their operating responsibilities.

     Outstanding management of the Company is essential to advancing the best interests of the Company and its shareholders. In the event of a threat or occurrence of a bid to acquire or change control of the Company or to effect a business combination, it is particularly important that the Company's business be continued with a minimum of disruption. The Board believes that the objective of securing and retaining outstanding management will be achieved if the Company's key management employees are given assurances of employment security so they will not be distracted by personal uncertainties and risks created by such circumstances.

     The Board believes that such assurances will secure the continued services of the Company's key operational and management executives in the performance of both their regular duties and such extra duties as may be required of them during such periods of uncertainty, enable the Company to rely on such executives to manage its affairs during any such period with less concern for their personal risks, and enhance the Company's ability to attract new key executives as needed.

     The Stock Option and Compensation Committee of the Board
(the "Committee") has recommended, and the Board has approved, entering into employment continuity agreements with the Company's key management executives, including Executive, in order to achieve the foregoing objectives.

     The Company and Executive enter into this Agreement to induce Executive to remain an employee of the Company and to continue to devote his full energy to the Company's affairs.

     1.   Employment.

          (a) Effective Date. The Company and Executive hereby agree that Executive's employment shall continue on and after July 9, 1996 (the "Effective Date"). The terms and conditions of
Executive's employment are further described in Section 2 of this Agreement.

          (b) Employment Period. If Executive is employed by the Company on a Control Change Date (as defined in Section 1(c) of this Agreement), the Company further agrees that the Company shall continue to employ Executive and Executive further agrees that he shall continue as an employee of the Company for the Employment Period. For purposes of this Agreement, the Employment Period begins on a Control Change Date and ends on the earlier of the third anniversary of a Control Change Date or on Executive's Normal Retirement Date (as defined under the Lexington State Bank
Employees Pension Plan, as in effect on the Effective Date or as amended prior to a Control Change Date). During the Employment Period, the terms and conditions of Executive's employment shall be as described in Section 3 of this Agreement.

          (c)  Change in Control and Control Change Date.
For purposes of this Agreement, a Change in Control occurs if, after the Effective Date, (i) any Person (other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company) becomes the owner or beneficial owner of Company securities having 20% or more of the combined voting power of the then outstanding Company securities that may be cast for the election of the Board (other than as a result of an issuance of securities initiated by the Company, or open market purchases approved by the Board, as long as the majority of the Board approving the purchases are directors at the time the purchases are made); or (ii) as the direct or indirect result of, or in connection with, a cash tender or exchange offer, a merger, consolidation, reorganization or other business combination, a sale of all or substantially all of the Company's assets, a contested election of directors, or any combination of these transactions, and, with respect to (i) or (ii) above, the Continuing

Directors (as defined below) cease to constitute a majority of the Board, or any successor's board, within two years after the closing date of the last of such transactions. For purposes of the preceding sentence, "Continuing Director" means any member of the Board while a member of the Board, and who (i) was a director of the Company before the consummation of the transactions described in the preceding sentence or (ii) whose subsequent nomination for election or election to the Board was recommended or approved by a majority of the Continuing Directors; and "Person" means any individual, firm, corporation, partnership or other entity, including a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, and any successor (by merger or otherwise) of such entity.

          For purposes of this Agreement, a Control Change Date is the date on which an event described in (i) or (ii) of the first sentence of this Section 1(c) is consummated. If a Change in Control occurs on account of a series of transactions, a Control Change Date is the closing date of the last of such transactions.

     2.   Terms of Employment Before a Control Change Date.

          (a) General Duties. Excluding periods of vacation and sick leave to which Executive is entitled, Executive shall continue to exercise such authority and perform such executive duties as are commensurate with the authority being exercised and duties being performed by Executive immediately before the Effective Date.

          (b) Place of Employment. Executive's services shall be performed at the location where Executive was employed immediately before the Effective Date. However, if the Company and Executive agree, the location of Executive's employment may be changed without affecting Executive's rights under this Agreement.

          (c) Working Facilities and Support Staff. Executive is entitled to an office of a size and with furnishings and other appointments at least equal to those provided to Executive before the Effective Date. Executive is entitled to secretarial and other assistance, and to such other facilities, equipment, and supplies at least equal to those provided to Executive before the Effective Date.

          (d) Expenses Generally. Executive is entitled to receive prompt reimbursement for all reasonable expenses incurred by Executive. Reimbursement shall be made in accordance with the Company's policies and procedures in effect on the Effective Date or amended prior to a Control Change Date.

          (e)  Meetings, Conventions, and Seminars.
Executive is encouraged to attend seminars, professional meetings and conventions, and educational courses. The cost of travel, tuition or registration, food, and lodging for attending those activities shall be paid by the Company. Other costs shall be paid by Executive, unless the Company authorizes those costs. If such other costs are authorized expenses, Executive shall be reimbursed after satisfying the Company's policies and procedures for such reimbursement.

          (f) Promotional Expenses. Executive is encouraged to incur reasonable expenses for promoting the Company's business. Such promotional expenses include travel, entertainment (including memberships in social and athletic clubs), professional advancement, and community service expenses. Executive agrees to bear those expenses except to the extent that those expenses are incurred at the Company's specific direction or those expenses are specifically authorized by the Company as expenses that the Company may pay directly or indirectly through reimbursement to Executive.

          (g) Outside Activities. Executive may (i) serve on corporate, civic, or charitable boards or committees; (ii) deliver lectures, fulfill speaking engagements, or teach at educational institutions; and (iii) manage personal investments, provided that such activities do not materially interfere with the performance of Executive's responsibilities for the Company . To the extent that any such activities have been conducted by Executive before the Effective Date, such prior conduct of activities and any subsequent conduct of activities similar in nature and scope shall not be deemed to interfere with the performance of Executive's responsibilities for the Company.

          (h)  Compensation and Benefits.  Executive's
compensation and benefits shall be the same as those in effect on the Effective Date, subject to periodic review and adjustment by the Company or as amended prior to a Control Change Date.

               As of the Effective Date, Executive's
compensation includes, but is not limited to, the following: (i) base salary; (ii) incentive compensation pursuant to the Company's Management Incentive Plan; (iii) deferred compensation pursuant to the Company's Deferred Compensation Plan; (iv) participation in the Lexington State Bank Employees Savings Plus Plan; (v) participation in the Lexington State Bank Employees Pension Plan; (vi) participation in the Company's 1986 Employee Incentive Stock Option Plan; and
(vii) participation in the Company's 1996 Omnibus Stock Incentive
Plan.

               As of the Effective Date, Executive's benefits include, but are not limited to, the following: (i) use of an automobile and payment of related expenses; (ii) group life, accidental death and dismemberment, long-term disability, and medical insurance; (iii) paid vacation and holidays; and (iv) sick leave.

               This Section 2(h) does not change the terms of any compensation arrangement, benefit program or benefit plan maintained by the Company and does not give Executive any additional vested interest in any compensation or benefit to which Executive is not already entitled under any such program or plan on the Effective Date.

          (i)  Disability.

               (i)  The Company, pursuant to a resolution
duly adopted by the Board, may terminate this Agreement if Executive becomes Disabled by giving Executive written notice of its intention to terminate Executive's employment, subject to the terms and conditions specified in the notice. If Executive becomes Disabled and does not return to the performance of his duties for the Company in accordance with the terms and conditions set forth in the notice, Executive's employment with the Company shall terminate (the "Disability Effective Date"). For purposes of this Agreement, "Disabled" has the meaning set forth under the Long Term Disability Plan of Lexington State Bank or any successor plan or amendment to such Plan.

               (ii) If Executive's employment is terminated because Executive is Disabled, Executive is entitled, after the Disability Effective Date, to receive disability and other benefits on a basis comparable to those provided by the Company to disabled employees and their families in accordance with such plans, programs, and policies relating to disability, if any, as in effect on the Effective Date or as amended prior to a Control Change Date.

          (j) Confidential Information. Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge, or data relating to the Company and its business, which is obtained by Executive during Executive's employment by the Company and which is not public knowledge
(other than by acts by Executive or his representatives in violation of this Agreement). After the termination of Executive's employment with the Company, Executive shall not, without the Company's prior written consent, communicate or divulge any such information, knowledge, or data to anyone other than the Company and those designated by it to receive such information, knowledge, or data. In no event may an asserted violation of this Section 2(j) constitute a basis for deferring or withholding any amounts otherwise payable to Executive under this Agreement.

          (k) Records and Files. All records and files concerning the Company or the Company's customers belong to and shall remain the property of the Company.

     3.   Terms of Employment On and After a Control Change
          Date.

          (a)  General.  During the Employment Period, the
terms and conditions of Executive's employment, as described in
Section 2, shall continue in effect, except that such terms and conditions are fixed as of the day before a Control Change Date and Executive's compensation and benefits are governed by Section (3)(b)
 .

          (b)  Compensation and Benefits.  During the
Employment Period, the Company shall (i) continue to pay Executive an annual base salary not less than Executive's annual base salary on the day before a Control Change Date, (ii) pay Executive incentive compensation in amounts not less in amount than those paid to Executive during the twelve-month period preceding the day before a Control Change Date, and (iii) continue all compensation and employee benefit plans and programs, including all compensation, plans and benefits described in Section 2(h) of this Agreement, at levels in effect on the day before a Control Change Date (to the extent practicable and subject to such reductions as may be required to maintain such plans in compliance with applicable nondiscrimination and other federal laws regulating employee benefit plans and programs) or pay Executive an amount necessary to provide essentially comparable benefits (assuming, in the case of insured benefits, that Executive is then insurable at standard rates).

     4.   Liquidated Damages Upon Termination of Employment.

          (a)  General.  Executive is entitled to receive
Continued Compensation according to the remaining provisions of this
Section if Executive's employment with the Company terminates during the Employment Period because of an event described in
Section 4(b) or 4(c). If Executive's employment terminates during the Employment Period and if an event described in Section 4(b) or 4(c) has not occurred, this Agreement terminates on the date Executive's employment terminates.

          (b) Termination by the Company. Subject to the conditions of Section 4(h), Executive is entitled to receive Continued Compensation if Executive's employment is terminated by the Company during the Employment Period without cause ("cause" being limited to Executive's acts of theft, embezzlement, fraud, or moral turpitude).

          (c)  Voluntary Termination.  Subject to the
conditions of Section 4(h), Executive is entitled to receive Continued Compensation if Executive voluntarily terminates employment during the Employment Period after (i) Executive does not receive salary increases, comparable incentive compensation, stock options and other benefits that Executive received in prior years or, if greater, that other executives in comparable positions in comparable companies receive in the current year; or (ii) Executive's compensation is reduced or benefits are reduced and such reduction is not consistent with comparable companies; or (iii) Executive's status, title(s), office(s), working conditions, or management responsibilities are diminished
(other than changes in reporting or management responsibilities required by applicable federal or state law); or (iv) Executive's place of employment is changed in any way without Executive's consent.
Executive will be entitled to receive Continued Compensation on account of his voluntary termination under this Section 4(c) only if such voluntary termination occurs within six months after an event described in (i), (ii), (iii), or (iv) above, or within six months after the last in a series of such events.

          (d)  Continued Compensation.  Continued
Compensation equal to three times Executive's Base Period Income shall be paid in thirty-six equal monthly installments. Continued Compensation payments to Executive shall commence on the first day of the month following Executive's termination of employment with the Company because of an event described in Section 4(b) or 4(c) and shall continue on the first day of each of the next thirty-five months, subject to receipt by the Company of notification from the Accounting Firm (defined below) of its determination regarding the reduction, if any, of Continued Compensation according to Section 4(g) .

          (e)  Base Period Income.  Executive's Base Period
Income shall equal his annual base salary as of his termination date, plus an amount equal to the incentive compensation awarded to or accrued for Executive for the fiscal year immediately prior to the fiscal year in which Executive's termination date occurs (but in no event shall such amount be less than the incentive compensation amount required to be paid during the Employment Period under
Section 3(b)(ii)). Amounts of such base salary and incentive compensation that Executive has elected to defer during the relevant period shall be included in Base Period Income.

          (f) Other Payments or Benefits. In addition to any payments provided under this Agreement or under any other arrangement between the Company and Executive, Executive shall be entitled to (i) any cash or property due him as a result of the exercise of a stock option granted under the Company's 1996 Omnibus Stock Incentive Plan or an earlier plan or a successor plan, and (ii) any payments or benefits due him, whether or not "parachute payments" as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code") (but subject to Section 4(g)) including amounts that Executive is entitled to receive under Company maintained tax-qualified plans and any health care coverage under Company maintained welfare plans for which Executive pays the cost.

          (g)  Certain Reduction of Continued Compensation.

               (i)  For purposes of this Section 4(g),

                    (A)   A "Payment" means any amount
     that, if paid, would be a payment or distribution in the nature of compensation to or for the benefit of Executive, whether paid or payable pursuant to this Agreement or otherwise;

                    (B)  "Continued Compensation" means
     a Payment paid or payable pursuant to Section 4(d) (calculated as if there were no reduction of Continued Compensation according to this Section 4(g));

                    (C)  "Net After Tax Receipts" means
     the Present Value of a Payment net of all taxes imposed on Executive with respect to that Payment under Sections 1 and 4999 of the Code, determined by applying the highest marginal rate under Section 1 of the Code that applied to Executive's taxable income for the immediately preceding taxable year;

                    (D)  "Present Value" means the value
     determined in accordance with Section 280G(d)(4) of the Code;
     and

                    (E)  "Reduced Amount" means the
     smallest aggregate amount of all Payments that (1) is less than the sum of all Payments and (2) results in aggregate Net After Tax Receipts that are equal to or greater than the Net After Tax Receipts that would result if the aggregate Payments were any other amount less than the sum of all Payments.

               (ii) Notwithstanding any other Section of this Agreement, if the accounting firm that is engaged to audit the Company's financial statements (the "Accounting Firm") determines that receipt of all Payments would subject Employee to tax under
Section 4999 of the Code, it shall determine whether some amount of Payments would meet the definition of a "Reduced Amount." If the

Accounting Firm determines that there is a Reduced Amount, one or more Payments shall be reduced to that Reduced Amount, but not below zero. If any reduction of Payments is required by the preceding sentence, (A) Payments other than Continued Compensation shall be reduced first, and (B) Continued Compensation shall be reduced in a manner that shortens the period over which Continued Compensation is paid (and, thus, the number of monthly installments payable) but does not reduce the amount of a monthly installment that would be paid but for this Section 4(g).

               (iii)     If the Accounting Firm determines that
one or more Payments should be reduced to the Reduced Amount, the Company shall promptly notify Executive of that determination, sending a copy of the detailed calculations by the Accounting Firm. All determinations made by the Accounting Firm under this Section 4(g) are binding upon the Company and Executive and shall be made within sixty days after Executive's employment termination, unless reasonable cause requires an extension of time. The Accounting Firm shall furnish written notice to the Company and Executive of any required extension before the end of the sixty-day period; but the Accounting Firm shall make its determinations under this Section as soon as possible and not later than six months after Executive's employment termination.

               (iv) It is the intention of the Company and Executive to reduce one or more Payments only if the aggregate Net After Tax Receipts to Executive would be increased by that reduction. However, it is possible that, as a result of uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm under this Section, amounts shall have been paid or distributed under this Agreement to or for the benefit of Executive, which amounts should not have been so paid or distributed ("Overpayment"), or that additional amounts not paid or distributed under the Plan to or for the benefit of Executive could have been so paid or distributed ("Underpayment"), in each case, consistent with the calculation of the Reduced Amount. If the Accounting Firm, based either upon the assertion of a deficiency by the Internal Revenue Service against the Company or Executive, which assertion the Accounting Firm believes has a high probability of success or controlling precedent or other substantial authority, determines that an Overpayment has been made, any such Overpayment shall be treated for all purposes as a loan to Executive, which loan Executive shall repay to the Company on terms acceptable to Executive and the Company together with interest at the applicable federal rate under
Section 7872(f)(2) of the Code; provided, however, that no such loan shall be deemed to have been made and no amount is payable by Executive to the Company if and to the extent such deemed loan and payment would not either reduce the amount on which Executive is subject to tax under Section 1 or 4999 of the Code or generate a refund of such taxes. If the Accounting Firm, based upon controlling precedent or other substantial authority, determines that an Underpayment has occurred, the Accounting Firm shall promptly notify the Company of the amount of the Underpayment. The
Company shall take action to address the Underpayment in a manner that as nearly as possible restores Executive to the position he would have been in if there had been no Underpayment.

          (h)  Covenant Not to Compete.

               (i)  Executive agrees that if his employment
terminates for any reason during the Employment Period, then during the period in which Executive is entitled to Continued Compensation under Section 4, he shall not serve as an employee of, or become a director of, or render advisory or other services for, or in connection with, or make any financial investment in excess of 5% of the outstanding capital stock of a bank or other financial institution that has a banking office in Davidson County, North Carolina, counties contiguous to Davidson County, North Carolina, or counties in which the Company has a banking office on a Control Change Date.
Executive further agrees that during the period in which Executive is entitled to Continued Compensation under Section 4, he shall not actively induce any Company employee to terminate employment with the Company in favor of promised or prospective employment with or on behalf of Executive or Executive's post-termination employer.

               (ii) Executive agrees and acknowledges that any breach of the covenants contained in this Section 4(h) shall cause irreparable injury to the Company, and that the remedy at law for any such breach shall be inadequate, and that the Company shall be entitled to appropriate equitable relief.

               (iii)     The covenants contained in this Section
4(h) shall inure to the benefit of the Company and its affiliated employers and subsidiaries and their successors.

               (iv) The restrictions contained in this Section
4(h) are considered by the parties hereto to be fair and reasonable and necessary for the protection of the legitimate business interests of the Company.

               (v) Notwithstanding Section 3(a), 3(b) or 4, if Executive violates Section 4(h), any unpaid Continued Compensation shall immediately be forfeited as of the date of any violation.

     5. Legal Fees and Expenses. The Company shall pay all legal fees and expenses, if any, incurred by Executive in obtaining, enforcing, or defending any right or benefit provided by this Agreement, whether successful or not. Payments under this Section are not Continued Compensation and are not subject to reduction under any other Section of this Agreement.

     6. Governing Law. This Agreement and performance hereunder and all suits, actions and other proceedings hereunder shall be construed in accordance with and under and pursuant to the laws of the State of North Carolina, (except its choice of law provisions to the extent that they would require the application of the laws of a state other than the State of North Carolina), and in any suit, action or other proceeding that may be brought arising out of, in connection with, or by reason of this Agreement, the laws of the State of North Carolina (except its choice of law provisions to the extent that they would require the application of the laws of a state other than the State of North Carolina) shall be applicable and shall govern to the exclusion of the law of any other forum, without regard to the jurisdiction in which any suit, action or other proceeding may be instituted.

     7. Amendment. This Agreement may not be amended except by the written agreement of Executive and the Company (with the Company acting by adoption of a resolution by the Board recommended by the Committee).

     8. Binding Effect. The parties agree that this Agreement is enforceable under the laws of the State of North Carolina. This Agreement is binding on the Company, its successors, and assigns and on Executive and his personal representatives; and the Company will not consolidate or merge into or with another corporation, or transfer all or substantially all of its assets to another corporation (the "Successor Corporation") unless the Successor Corporation shall assume this Agreement, and upon such assumption, Executive and the Successor Corporation shall become obligated to perform the terms and conditions of this Agreement. This Agreement inures to the benefit of and is enforceable by Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees, and legatees. If Executive dies while any amounts are payable under this Agreement, all such amounts, unless otherwise provided, shall be paid in accordance with the terms of this Agreement to Executive's spouse, or if none, to his devisee, legatee, or other designee or, if there be no such designee, to his estate.

     9. Notice. For purposes of this Agreement, notices and all other communications shall be in writing and are effective when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to Executive or his personal representative at his last known address. All notices to the Company shall be directed to the attention of the Chairman of the Board. Such other addresses may be used as either party may have furnished to the other in writing. Notices of change of address are effective only upon receipt.

     10. Miscellaneous. No provision of this Agreement may be modified, waived, or discharged unless such waiver, modification, or discharge is agreed to in writing signed by Executive and the Company. A waiver of any breach of or compliance with any provision or condition of this Agreement is not a waiver of similar or dissimilar provisions or conditions. The invalidity or unenforceability of any provision of this Agreement does not affect the validity or enforceability of any other provision of this Agreement, which remains in full force and effect.

     11. No Assignment. Executive may not assign, alienate, anticipate, or otherwise encumber any rights, duties, or amounts that he might be entitled to receive under this Agreement.

     12.  Term.   Upon execution by the Company and
Executive, this Agreement is effective as of the Effective Date. This Agreement automatically continues in effect through December 31, 1996, and thereafter through each successive December 31 unless the Company notifies Executive in writing thirty days before the end of any calendar year that this Agreement shall terminate as of the end of that calendar year. After a Change in Control of the Company (as defined in Section 1(c)), the Company may not terminate this Agreement for thirty-six months from the date Continued
Compensation becomes payable under Section 4 (although this Agreement may terminate automatically under Section 4(a)); and this Agreement automatically continues in effect from year to year thereafter unless the Company notifies Executive in writing thirty days before the end of the initial thirty-six-month period or thirty days before any anniversary of the end of that period that this Agreement shall terminate as of that date.

     The parties have executed this Agreement effective as of the 9th day of July, 1996.


                                   LSB BANCSHARES, INC.


                                   By: H. FRANKLIN  SHERRON, JR.
                                   Its: Vice President


                                   ROBERT F. LOWE

Exhibit B




             EMPLOYMENT CONTINUITY AGREEMENT


THIS EMPLOYMENT CONTINUITY AGREEMENT (this "Agreement") is between
LSB BANCSHARES, INC., a North Carolina Corporation (referred to in this Agreement as the "Company," which term includes any subsidiary of the Company where the context so requires), and H. FRANKLIN SHERRON, JR., Vice President of the Company and a resident of Lexington, North
Carolina ("Executive"), and is effective as of July 9, 1996.

     The Company's Board of Directors (the "Board") acknowledges that Executive's contributions to the past and future growth and success of the Company have been and will continue to be substantial. As a publicly held corporation, the Board recognizes that there exists a possibility of a change in control of the Company. The Board also recognizes that the possibility of such a change in control may contribute to uncertainty on the part of executive officers and may result in the departure or distraction of executive officers from their operating responsibilities.

     Outstanding management of the Company is essential to advancing the best interests of the Company and its shareholders. In the event of a threat or occurrence of a bid to acquire or change control of the Company or to effect a business combination, it is particularly important that the Company's business be continued with a minimum of disruption. The Board believes that the objective of securing and retaining outstanding management will be achieved if the Company's key management employees are given assurances of employment security so they will not be distracted by personal uncertainties and risks created by such circumstances.

     The Board believes that such assurances will secure the continued services of the Company's key operational and management executives in the performance of both their regular duties and such extra duties as may be required of them during such periods of uncertainty, enable the Company to rely on such executives to manage its affairs during any such period with less concern for their personal risks, and enhance the Company's ability to attract new key executives as needed.

     The Stock Option and Compensation Committee of the Board
(the "Committee") has recommended, and the Board has approved, entering into employment continuity agreements with the Company's key management executives, including Executive, in order to achieve the foregoing objectives.

     The Company and Executive enter into this Agreement to induce Executive to remain an employee of the Company and to continue to devote his full energy to the Company's affairs.

     1.   Employment.

          (a) Effective Date. The Company and Executive hereby agree that Executive's employment shall continue on and after July 9, 1996 (the "Effective Date"). The terms and conditions of
Executive's employment are further described in Section 2 of this Agreement.

          (b) Employment Period. If Executive is employed by the Company on a Control Change Date (as defined in Section 1(c) of this Agreement), the Company further agrees that the Company shall continue to employ Executive and Executive further agrees that he shall continue as an employee of the Company for the Employment Period. For purposes of this Agreement, the Employment Period begins on a Control Change Date and ends on the earlier of the third anniversary of a Control Change Date or on Executive's Normal Retirement Date (as defined under the Lexington State Bank
Employees Pension Plan, as in effect on the Effective Date or as amended prior to a Control Change Date). During the Employment Period, the terms and conditions of Executive's employment shall be as described in Section 3 of this Agreement.

          (c)  Change in Control and Control Change Date.
For purposes of this Agreement, a Change in Control occurs if, after the Effective Date, (i) any Person (other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company) becomes the owner or beneficial owner of Company securities having 20% or more of the combined voting power of the then outstanding Company securities that may be cast for the election of the Board (other than as a result of an issuance of securities initiated by the Company, or open market purchases approved by the

Board, as long as the majority of the Board approving the purchases are directors at the time the purchases are made); or (ii) as the direct or indirect result of, or in connection with, a cash tender or exchange offer, a merger, consolidation, reorganization or other business combination, a sale of all or substantially all of the Company's assets, a contested election of directors, or any combination of these transactions, and, with respect to (i) or (ii) above, the Continuing Directors (as defined below) cease to constitute a majority of the Board, or any successor's board, within two years after the closing date of the last of such transactions. For purposes of the preceding sentence, "Continuing Director" means any member of the Board while a member of the Board, and who (i) was a director of the Company before the consummation of the transactions described in the preceding sentence or (ii) whose subsequent nomination for election or election to the Board was recommended or approved by a majority of the Continuing Directors; and "Person" means any individual, firm, corporation, partnership or other entity, including a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, and any successor (by merger or otherwise) of such entity.

          For purposes of this Agreement, a Control Change Date is the date on which an event described in (i) or (ii) of the first sentence of this Section 1(c) is consummated. If a Change in Control occurs on account of a series of transactions, a Control Change Date is the closing date of the last of such transactions.

     2.   Terms of Employment Before a Control Change Date.

          (a) General Duties. Excluding periods of vacation and sick leave to which Executive is entitled, Executive shall continue to exercise such authority and perform such executive duties as are commensurate with the authority being exercised and duties being performed by Executive immediately before the Effective Date.

          (b) Place of Employment. Executive's services shall be performed at the location where Executive was employed immediately before the Effective Date. However, if the Company and Executive agree, the location of Executive's employment may be changed without affecting Executive's rights under this Agreement.

          (c) Working Facilities and Support Staff. Executive is entitled to an office of a size and with furnishings and other appointments at least equal to those provided to Executive before the Effective Date. Executive is entitled to secretarial and other assistance, and to such other facilities, equipment, and supplies at least equal to those provided to Executive before the Effective Date.

          (d) Expenses Generally. Executive is entitled to receive prompt reimbursement for all reasonable expenses incurred by Executive. Reimbursement shall be made in accordance with the Company's policies and procedures in effect on the Effective Date or amended prior to a Control Change Date.

          (e)  Meetings, Conventions, and Seminars.
Executive is encouraged to attend seminars, professional meetings and conventions, and educational courses. The cost of travel, tuition or registration, food, and lodging for attending those activities shall be paid by the Company. Other costs shall be paid by Executive, unless the Company authorizes those costs. If such other costs are authorized expenses, Executive shall be reimbursed after satisfying the Company's policies and procedures for such reimbursement.

          (f) Promotional Expenses. Executive is encouraged to incur reasonable expenses for promoting the Company's business. Such promotional expenses include travel, entertainment (including memberships in social and athletic clubs), professional advancement, and community service expenses. Executive agrees to bear those expenses except to the extent that those expenses are incurred at the Company's specific direction or those expenses are specifically authorized by the Company as expenses that the Company may pay directly or indirectly through reimbursement to Executive.

          (g) Outside Activities. Executive may (i) serve on corporate, civic, or charitable boards or committees; (ii) deliver lectures, fulfill speaking engagements, or teach at educational institutions; and (iii) manage personal investments, provided that such activities do not materially interfere with the performance of Executive's responsibilities for the Company . To the extent that any such activities have been conducted by Executive before the Effective Date, such prior conduct of activities and any subsequent conduct of activities similar in nature and scope shall not be deemed to interfere with the performance of Executive's responsibilities for the Company.

          (h)  Compensation and Benefits.  Executive's
compensation and benefits shall be the same as those in effect on the Effective Date, subject to periodic review and adjustment by the Company or as amended prior to a Control Change Date.

               As of the Effective Date, Executive's
compensation includes, but is not limited to, the following: (i) base salary; (ii) incentive compensation pursuant to the Company's Management Incentive Plan; (iii) deferred compensation pursuant to the Company's Deferred Compensation Plan; (iv) participation in the Lexington State Bank Employees Savings Plus Plan; (v) participation in the Lexington State Bank Employees Pension Plan; (vi) participation in the Company's 1986 Employee Incentive Stock Option Plan; and
(vii) participation in the Company's 1996 Omnibus Stock Incentive
Plan.

               As of the Effective Date, Executive's benefits include, but are not limited to, the following: (i) use of an automobile and payment of related expenses; (ii) group life, accidental death and dismemberment, long-term disability, and medical insurance; (iii) paid vacation and holidays; and (iv) sick leave.

               This Section 2(h) does not change the terms of any compensation arrangement, benefit program or benefit plan maintained by the Company and does not give Executive any additional vested interest in any compensation or benefit to which Executive is not already entitled under any such program or plan on the Effective Date.

          (i)  Disability.

               (i)  The Company, pursuant to a resolution
duly adopted by the Board, may terminate this Agreement if Executive becomes Disabled by giving Executive written notice of its intention to terminate Executive's employment, subject to the terms and conditions specified in the notice. If Executive becomes Disabled and does not return to the performance of his duties for the Company in accordance with the terms and conditions set forth in the notice, Executive's employment with the Company shall terminate (the "Disability Effective Date"). For purposes of this Agreement, "Disabled" has the meaning set forth under the Long Term Disability Plan of Lexington State Bank or any successor plan or amendment to such Plan.

               (ii) If Executive's employment is terminated because Executive is Disabled, Executive is entitled, after the Disability Effective Date, to receive disability and other benefits on a basis comparable to those provided by the Company to disabled employees and their families in accordance with such plans, programs, and policies relating to disability, if any, as in effect on the Effective Date or as amended prior to a Control Change Date.

          (j) Confidential Information. Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge, or data relating to the Company and its business, which is obtained by Executive during Executive's employment by the Company and which is not public knowledge
(other than by acts by Executive or his representatives in violation of this Agreement). After the termination of Executive's employment with the Company, Executive shall not, without the Company's prior written consent, communicate or divulge any such information, knowledge, or data to anyone other than the Company and those designated by it to receive such information, knowledge, or data. In no event may an asserted violation of this Section 2(j) constitute a basis for deferring or withholding any amounts otherwise payable to Executive under this Agreement.

          (k) Records and Files. All records and files concerning the Company or the Company's customers belong to and shall remain the property of the Company.

     3.   Terms of Employment On and After a Control Change
          Date.

          (a)  General.  During the Employment Period, the
terms and conditions of Executive's employment, as described in
Section 2, shall continue in effect, except that such terms and conditions are fixed as of the day before a Control Change Date and Executive's compensation and benefits are governed by Section (3)(b)
 .

          (b)  Compensation and Benefits.  During the
Employment Period, the Company shall (i) continue to pay Executive an annual base salary not less than Executive's annual base salary on the day before a Control Change Date, (ii) pay Executive incentive compensation in amounts not less in amount than those paid to Executive during the twelve-month period preceding the day before a Control Change Date, and (iii) continue all compensation and employee benefit plans and programs, including all compensation, plans and benefits described in Section 2(h) of this Agreement, at levels in effect on the day before a Control Change Date (to the extent practicable and subject to such reductions as may be required to maintain such plans in compliance with applicable nondiscrimination and other federal laws regulating employee benefit plans and programs) or pay Executive an amount necessary to provide essentially comparable benefits (assuming, in the case of insured benefits, that Executive is then insurable at standard rates).

     4.   Liquidated Damages Upon Termination of Employment.

          (a)  General.  Executive is entitled to receive
Continued Compensation according to the remaining provisions of this
Section if Executive's employment with the Company terminates during the Employment Period because of an event described in
Section 4(b) or 4(c).  If Executive's employment terminates during the

Employment Period and if an event described in Section 4(b) or 4(c) has not occurred, this Agreement terminates on the date Executive's employment terminates.

          (b) Termination by the Company. Subject to the conditions of Section 4(h), Executive is entitled to receive Continued Compensation if Executive's employment is terminated by the Company during the Employment Period without cause ("cause" being limited to Executive's acts of theft, embezzlement, fraud, or moral turpitude).

          (c)  Voluntary Termination.  Subject to the
conditions of Section 4(h), Executive is entitled to receive Continued Compensation if Executive voluntarily terminates employment during the Employment Period after (i) Executive does not receive salary increases, comparable incentive compensation, stock options and other benefits that Executive received in prior years or, if greater, that other executives in comparable positions in comparable companies receive in the current year; or (ii) Executive's compensation is reduced or benefits are reduced and such reduction is not consistent with comparable companies; or (iii) Executive's status, title(s), office(s), working conditions, or management responsibilities are diminished
(other than changes in reporting or management responsibilities required by applicable federal or state law); or (iv) Executive's place of employment is changed in any way without Executive's consent.
Executive will be entitled to receive Continued Compensation on account of his voluntary termination under this Section 4(c) only if such voluntary termination occurs within six months after an event described in (i), (ii), (iii), or (iv) above, or within six months after the last in a series of such events.

          (d)  Continued Compensation.  Continued
Compensation equal to three times Executive's Base Period Income shall be paid in thirty-six equal monthly installments. Continued Compensation payments to Executive shall commence on the first day of the month following Executive's termination of employment with the Company because of an event described in Section 4(b) or 4(c) and shall continue on the first day of each of the next thirty-five months, subject to receipt by the Company of notification from the Accounting Firm (defined below) of its determination regarding the reduction, if any, of Continued Compensation according to Section 4(g) .

          (e)  Base Period Income.  Executive's Base Period
Income shall equal his annual base salary as of his termination date, plus an amount equal to the incentive compensation awarded to or accrued for Executive for the fiscal year immediately prior to the fiscal year in which Executive's termination date occurs (but in no event shall such amount be less than the incentive compensation amount required to be paid during the Employment Period under
Section 3(b)(ii)). Amounts of such base salary and incentive compensation that Executive has elected to defer during the relevant period shall be included in Base Period Income.

          (f) Other Payments or Benefits. In addition to any payments provided under this Agreement or under any other arrangement between the Company and Executive, Executive shall be entitled to (i) any cash or property due him as a result of the exercise of a stock option granted under the Company's 1996 Omnibus Stock Incentive Plan or an earlier plan or a successor plan, and (ii) any payments or benefits due him, whether or not "parachute payments" as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code") (but subject to Section 4(g)) including amounts that Executive is entitled to receive under Company maintained tax-qualified plans and any health care coverage under Company maintained welfare plans for which Executive pays the cost.

          (g)  Certain Reduction of Continued Compensation.

               (i)  For purposes of this Section 4(g),

                    (A)   A "Payment" means any amount
     that, if paid, would be a payment or distribution in the nature of compensation to or for the benefit of Executive, whether paid or payable pursuant to this Agreement or otherwise;

                    (B)  "Continued Compensation" means
     a Payment paid or payable pursuant to Section 4(d) (calculated as if there were no reduction of Continued Compensation according to this Section 4(g));

                    (C)  "Net After Tax Receipts" means
     the Present Value of a Payment net of all taxes imposed on Executive with respect to that Payment under Sections 1 and 4999 of the Code, determined by applying the highest marginal rate under Section 1 of the Code that applied to Executive's taxable income for the immediately preceding taxable year;

                    (D)  "Present Value" means the value
     determined in accordance with Section 280G(d)(4) of the Code;
     and

                    (E)  "Reduced Amount" means the
     smallest aggregate amount of all Payments that (1) is less than the sum of all Payments and (2) results in aggregate Net After

     Tax Receipts that are equal to or greater than the Net After
     Tax Receipts that would result if the aggregate Payments were any other amount less than the sum of all Payments.

               (ii) Notwithstanding any other Section of this Agreement, if the accounting firm that is engaged to audit the Company's financial statements (the "Accounting Firm") determines that receipt of all Payments would subject Employee to tax under
Section 4999 of the Code, it shall determine whether some amount of Payments would meet the definition of a "Reduced Amount." If the Accounting Firm determines that there is a Reduced Amount, one or more Payments shall be reduced to that Reduced Amount, but not below zero. If any reduction of Payments is required by the preceding sentence, (A) Payments other than Continued Compensation shall be reduced first, and (B) Continued Compensation shall be reduced in a manner that shortens the period over which Continued Compensation is paid (and, thus, the number of monthly installments payable) but does not reduce the amount of a monthly installment that would be paid but for this Section 4(g).

               (iii)     If the Accounting Firm determines that
one or more Payments should be reduced to the Reduced Amount, the Company shall promptly notify Executive of that determination, sending a copy of the detailed calculations by the Accounting Firm. All determinations made by the Accounting Firm under this Section 4(g) are binding upon the Company and Executive and shall be made within sixty days after Executive's employment termination, unless reasonable cause requires an extension of time. The Accounting Firm shall furnish written notice to the Company and Executive of any required extension before the end of the sixty-day period; but the Accounting Firm shall make its determinations under this Section as soon as possible and not later than six months after Executive's employment termination.

               (iv) It is the intention of the Company and Executive to reduce one or more Payments only if the aggregate Net After Tax Receipts to Executive would be increased by that reduction. However, it is possible that, as a result of uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm under this Section, amounts shall have been paid or distributed under this Agreement to or for the benefit of Executive, which amounts should not have been so paid or distributed ("Overpayment"), or that additional amounts not paid or distributed under the Plan to or for the benefit of Executive could have been so paid or distributed ("Underpayment"), in each case, consistent with the calculation of the Reduced Amount. If the Accounting Firm, based either upon the assertion of a deficiency by the Internal Revenue

Service against the Company or Executive, which assertion the Accounting Firm believes has a high probability of success or controlling precedent or other substantial authority, determines that an Overpayment has been made, any such Overpayment shall be treated for all purposes as a loan to Executive, which loan Executive shall repay to the Company on terms acceptable to Executive and the Company together with interest at the applicable federal rate under
Section 7872(f)(2) of the Code; provided, however, that no such loan shall be deemed to have been made and no amount is payable by Executive to the Company if and to the extent such deemed loan and payment would not either reduce the amount on which Executive is subject to tax under Section 1 or 4999 of the Code or generate a refund of such taxes. If the Accounting Firm, based upon controlling precedent or other substantial authority, determines that an Underpayment has occurred, the Accounting Firm shall promptly notify the Company of the amount of the Underpayment. The
Company shall take action to address the Underpayment in a manner that as nearly as possible restores Executive to the position he would have been in if there had been no Underpayment.

          (h)  Covenant Not to Compete.

               (i)  Executive agrees that if his employment
terminates for any reason during the Employment Period, then during the period in which Executive is entitled to Continued Compensation under Section 4, he shall not serve as an employee of, or become a director of, or render advisory or other services for, or in connection with, or make any financial investment in excess of 5% of the outstanding capital stock of a bank or other financial institution that has a banking office in Davidson County, North Carolina, counties contiguous to Davidson County, North Carolina, or counties in which the Company has a banking office on a Control Change Date.
Executive further agrees that during the period in which Executive is entitled to Continued Compensation under Section 4, he shall not actively induce any Company employee to terminate employment with the Company in favor of promised or prospective employment with or on behalf of Executive or Executive's post-termination employer.

               (ii) Executive agrees and acknowledges that any breach of the covenants contained in this Section 4(h) shall cause irreparable injury to the Company, and that the remedy at law for any such breach shall be inadequate, and that the Company shall be entitled to appropriate equitable relief.

               (iii)     The covenants contained in this Section
4(h) shall inure to the benefit of the Company and its affiliated employers and subsidiaries and their successors.

               (iv) The restrictions contained in this Section
4(h) are considered by the parties hereto to be fair and reasonable and necessary for the protection of the legitimate business interests of the Company.

               (v) Notwithstanding Section 3(a), 3(b) or 4, if Executive violates Section 4(h), any unpaid Continued Compensation shall immediately be forfeited as of the date of any violation.

     5. Legal Fees and Expenses. The Company shall pay all legal fees and expenses, if any, incurred by Executive in obtaining, enforcing, or defending any right or benefit provided by this Agreement, whether successful or not. Payments under this Section are not Continued Compensation and are not subject to reduction under any other Section of this Agreement.

     6. Governing Law. This Agreement and performance hereunder and all suits, actions and other proceedings hereunder shall be construed in accordance with and under and pursuant to the laws of the State of North Carolina, (except its choice of law provisions to the extent that they would require the application of the laws of a state other than the State of North Carolina), and in any suit, action or other proceeding that may be brought arising out of, in connection with, or by reason of this Agreement, the laws of the State of North Carolina (except its choice of law provisions to the extent that they would require the application of the laws of a state other than the State of North Carolina) shall be applicable and shall govern to the exclusion of the law of any other forum, without regard to the jurisdiction in which any suit, action or other proceeding may be instituted.

     7. Amendment. This Agreement may not be amended except by the written agreement of Executive and the Company (with the Company acting by adoption of a resolution by the Board recommended by the Committee).

     8. Binding Effect. The parties agree that this Agreement is enforceable under the laws of the State of North Carolina. This Agreement is binding on the Company, its successors, and assigns and on Executive and his personal representatives; and the Company will not consolidate or merge into or with another corporation, or transfer all or substantially all of its assets to another corporation (the "Successor Corporation") unless the Successor Corporation shall assume this Agreement, and upon such assumption, Executive and the Successor Corporation shall become obligated to perform the terms and conditions of this Agreement. This Agreement inures to the benefit of and is enforceable by Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees, and legatees. If Executive dies while any amounts are payable under this Agreement, all such amounts, unless otherwise provided, shall be paid in accordance with the terms of this Agreement to Executive's spouse, or if none, to his devisee, legatee, or other designee or, if there be no such designee, to his estate.

     9. Notice. For purposes of this Agreement, notices and all other communications shall be in writing and are effective when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to Executive or his personal representative at his last known address. All notices to the Company shall be directed to the attention of the Chairman of the Board. Such other addresses may be used as either party may have furnished to the other in writing. Notices of change of address are effective only upon receipt.

     10. Miscellaneous. No provision of this Agreement may be modified, waived, or discharged unless such waiver, modification, or discharge is agreed to in writing signed by Executive and the Company. A waiver of any breach of or compliance with any provision or condition of this Agreement is not a waiver of similar or dissimilar provisions or conditions. The invalidity or unenforceability of any provision of this Agreement does not affect the validity or enforceability of any other provision of this Agreement, which remains in full force and effect.

     11. No Assignment. Executive may not assign, alienate, anticipate, or otherwise encumber any rights, duties, or amounts that he might be entitled to receive under this Agreement.

     12.  Term.   Upon execution by the Company and
Executive, this Agreement is effective as of the Effective Date. This Agreement automatically continues in effect through December 31, 1996, and thereafter through each successive December 31 unless the Company notifies Executive in writing thirty days before the end of any calendar year that this Agreement shall terminate as of the end of that calendar year. After a Change in Control of the Company (as defined in Section 1(c)), the Company may not terminate this Agreement for thirty-six months from the date Continued
Compensation becomes payable under Section 4 (although this Agreement may terminate automatically under Section 4(a)); and this Agreement automatically continues in effect from year to year thereafter unless the Company notifies Executive in writing thirty days before the end of the initial thirty-six-month period or thirty days before any anniversary of the end of that period that this Agreement shall terminate as of that date.

     The parties have executed this Agreement effective as of the 9th day of July, 1996.



                                   LSB BANCSHARES, INC.



                                   By: ROBERT F. LOWE
                                   Its: President



                                   H. FRANKLIN SHERRON, JR.

Exhibit C




             EMPLOYMENT CONTINUITY AGREEMENT


     THIS EMPLOYMENT CONTINUITY AGREEMENT (this "Agreement") is between LSB BANCSHARES, INC., a North Carolina Corporation (referred to in this Agreement as the "Company," which term includes any subsidiary of the Company where the context so requires), and MONTY J. OLIVER, Secretary and Treasurer of the Company and a resident of Lexington, North Carolina ("Executive"), and is effective as of July 9, 1996.

     The Company's Board of Directors (the "Board") acknowledges that Executive's contributions to the past and future growth and success of the Company have been and will continue to be substantial. As a publicly held corporation, the Board recognizes that there exists a possibility of a change in control of the Company. The Board also recognizes that the possibility of such a change in control may contribute to uncertainty on the part of executive officers and may result in the departure or distraction of executive officers from their operating responsibilities.

     Outstanding management of the Company is essential to advancing the best interests of the Company and its shareholders. In the event of a threat or occurrence of a bid to acquire or change control of the Company or to effect a business combination, it is particularly important that the Company's business be continued with a minimum of disruption. The Board believes that the objective of securing and retaining outstanding management will be achieved if the Company's key management employees are given assurances of employment security so they will not be distracted by personal uncertainties and risks created by such circumstances.

     The Board believes that such assurances will secure the continued services of the Company's key operational and management executives in the performance of both their regular duties and such extra duties as may be required of them during such periods of uncertainty, enable the Company to rely on such executives to manage its affairs during any such period with less concern for their personal risks, and enhance the Company's ability to attract new key executives as needed.

     The Stock Option and Compensation Committee of the Board
(the "Committee") has recommended, and the Board has approved, entering into employment continuity agreements with the Company's key management executives, including Executive, in order to achieve the foregoing objectives.

     The Company and Executive enter into this Agreement to induce Executive to remain an employee of the Company and to continue to devote his full energy to the Company's affairs.

     1.   Employment.

          (a) Effective Date. The Company and Executive hereby agree that Executive's employment shall continue on and after July 9, 1996 (the "Effective Date"). The terms and conditions of
Executive's employment are further described in Section 2 of this Agreement.

          (b) Employment Period. If Executive is employed by the Company on a Control Change Date (as defined in Section
1(c) of this Agreement), the Company further agrees that the Company shall continue to employ Executive and Executive further agrees that he shall continue as an employee of the Company for the Employment Period. For purposes of this Agreement, the Employment Period begins on a Control Change Date and ends on the earlier of the third anniversary of a Control Change Date or on Executive's Normal Retirement Date (as defined under the Lexington State Bank Employees Pension Plan, as in effect on the Effective Date or as amended prior to a Control Change Date). During the Employment Period, the terms and conditions of Executive's employment shall be as described in Section 3 of this Agreement.

          (c)  Change in Control and Control Change Date.
For purposes of this Agreement, a Change in Control occurs if, after the Effective Date, (i) any Person (other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company) becomes the owner or beneficial owner of Company securities having 20% or more of the combined voting power of the then outstanding Company securities that may be cast for the election of the Board (other than as a result of an issuance of securities initiated by the Company, or open market purchases approved by the Board, as long as the majority of the Board approving the purchases are directors at the time the purchases are made); or (ii) as the direct or indirect result of, or in connection with, a cash tender or exchange offer, a merger, consolidation, reorganization or other business combination, a sale of all or substantially all of the Company's assets, a contested election of directors, or any combination of these transactions, and, with respect to (i) or (ii) above, the Continuing Directors (as defined below) cease to constitute a majority of the Board, or any successor's board, within two years after the closing date of the last of such transactions. For purposes of the preceding sentence, "Continuing Director" means any member of the Board while a member of the Board, and who (i) was a director of the Company before the consummation of the transactions described in the preceding sentence or (ii) whose subsequent nomination for election or election to the Board was recommended or approved by a majority of the Continuing Directors; and "Person" means any individual, firm, corporation, partnership or other entity, including a "group" as defined in Section 13(d)(3) of the Securities Exchange
Act of 1934, and any successor (by merger or otherwise) of such entity.

          For purposes of this Agreement, a Control Change
Date is the date on which an event described in (i) or (ii) of the first sentence of this Section 1(c) is consummated. If a Change in Control occurs on account of a series of transactions, a Control Change Date is the closing date of the last of such transactions.

     2.   Terms of Employment Before a Control Change Date.

          (a) General Duties. Excluding periods of vacation and sick leave to which Executive is entitled, Executive shall continue to exercise such authority and perform such executive duties as are commensurate with the authority being exercised and duties being performed by Executive immediately before the Effective Date.

          (b) Place of Employment. Executive's services shall be performed at the location where Executive was employed immediately before the Effective Date. However, if the Company and Executive agree, the location of Executive's employment may be changed without affecting Executive's rights under this Agreement.

          (c)  Working Facilities and Support Staff.
Executive is entitled to an office of a size and with furnishings and other appointments at least equal to those provided to Executive before the Effective Date. Executive is entitled to secretarial and other assistance, and to such other facilities, equipment, and supplies at least equal to those provided to Executive before the Effective Date.

          (d) Expenses Generally. Executive is entitled to receive prompt reimbursement for all reasonable expenses incurred by Executive. Reimbursement shall be made in accordance with the Company's policies and procedures in effect on the Effective Date or amended prior to a Control Change Date.

          (e)  Meetings, Conventions, and Seminars.
Executive is encouraged to attend seminars, professional meetings and conventions, and educational courses. The cost of travel, tuition or registration, food, and lodging for attending those activities shall be paid by the Company. Other costs shall be paid by Executive, unless the Company authorizes those costs. If such other costs are authorized expenses, Executive shall be reimbursed after satisfying the Company's policies and procedures for such reimbursement.

          (f) Promotional Expenses. Executive is encouraged to incur reasonable expenses for promoting the Company's business. Such promotional expenses include travel, entertainment (including memberships in social and athletic clubs), professional advancement, and community service expenses. Executive agrees to bear those expenses except to the extent that those expenses are incurred at the Company's specific direction or those expenses are specifically authorized by the Company as expenses that the Company may pay directly or indirectly through reimbursement to Executive.

          (g) Outside Activities. Executive may (i) serve on corporate, civic, or charitable boards or committees; (ii) deliver lectures, fulfill speaking engagements, or teach at educational institutions; and (iii) manage personal investments, provided that such activities do not materially interfere with the performance of Executive's responsibilities for the Company . To the extent that any such activities have been conducted by Executive before the Effective Date, such prior conduct of activities and any subsequent conduct of activities similar in nature and scope shall not be deemed to interfere with the performance of Executive's responsibilities for the Company.

          (h)  Compensation and Benefits.  Executive's
compensation and benefits shall be the same as those in effect on the Effective Date, subject to periodic review and adjustment by the Company or as amended prior to a Control Change Date.

               As of the Effective Date, Executive's
compensation includes, but is not limited to, the following: (i) base salary; (ii) incentive compensation pursuant to the Company's Management Incentive Plan; (iii) deferred compensation pursuant to the Company's Deferred Compensation Plan; (iv) participation in the Lexington State Bank Employees Savings Plus Plan; (v) participation in the Lexington State Bank Employees Pension Plan; (vi) participation in the Company's 1986 Employee Incentive Stock
Option Plan; and (vii) participation in the Company's 1996 Omnibus Stock Incentive Plan.

               As of the Effective Date, Executive's benefits include, but are not limited to, the following: (i) use of an automobile and payment of related expenses; (ii) group life, accidental death and dismemberment, long-term disability, and medical insurance; (iii) paid vacation and holidays; and (iv) sick leave.

               This Section 2(h) does not change the terms of any compensation arrangement, benefit program or benefit plan maintained by the Company and does not give Executive any additional vested interest in any compensation or benefit to which Executive is not already entitled under any such program or plan on the Effective Date.

          (i)  Disability.

               (i)  The Company, pursuant to a resolution
duly adopted by the Board, may terminate this Agreement if Executive becomes Disabled by giving Executive written notice of its intention to terminate Executive's employment, subject to the terms and conditions specified in the notice. If Executive becomes Disabled and does not return to the performance of his duties for the Company in accordance with the terms and conditions set forth in the notice, Executive's employment with the Company shall terminate (the "Disability Effective Date"). For purposes of this Agreement, "Disabled" has the meaning set forth under the Long Term Disability Plan of Lexington State Bank or any successor plan or amendment to such Plan.

               (ii) If Executive's employment is terminated because Executive is Disabled, Executive is entitled, after the Disability Effective Date, to receive disability and other benefits on a basis comparable to those provided by the Company to disabled employees and their families in accordance with such plans, programs, and policies relating to disability, if any, as in effect on the Effective Date or as amended prior to a Control Change Date.

          (j) Confidential Information. Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge, or data relating to the Company and its business, which is obtained by Executive during Executive's employment by the Company and which is not public knowledge
(other than by acts by Executive or his representatives in violation of this Agreement). After the termination of Executive's employment with the Company, Executive shall not, without the Company's prior written consent, communicate or divulge any such information, knowledge, or data to anyone other than the Company and those designated by it to receive such information, knowledge, or data. In no event may an asserted violation of this Section 2(j) constitute a basis for deferring or withholding any amounts otherwise payable to Executive under this Agreement.

          (k) Records and Files. All records and files concerning the Company or the Company's customers belong to and shall remain the property of the Company.

     3.   Terms of Employment On and After a Control Change
          Date.

          (a)  General.  During the Employment Period, the
terms and conditions of Executive's employment, as described in
Section 2, shall continue in effect, except that such terms and conditions are fixed as of the day before a Control Change Date and Executive's compensation and benefits are governed by Section (3)(b)
 .

          (b)  Compensation and Benefits.  During the
Employment Period, the Company shall (i) continue to pay Executive an annual base salary not less than Executive's annual base salary on the day before a Control Change Date, (ii) pay Executive incentive compensation in amounts not less in amount than those paid to Executive during the twelve-month period preceding the day before a Control Change Date, and (iii) continue all compensation and employee benefit plans and programs, including all compensation, plans and benefits described in Section 2(h) of this Agreement, at levels in effect on the day before a Control Change Date (to the extent practicable and subject to such reductions as may be required to maintain such plans in compliance with applicable nondiscrimination and other federal laws regulating employee benefit plans and programs) or pay Executive an amount necessary to provide essentially comparable benefits (assuming, in the case of insured benefits, that Executive is then insurable at standard rates).

     4.   Liquidated Damages Upon Termination of
Employment.

          (a) General. Executive is entitled to receive Continued Compensation according to the remaining provisions of this Section if Executive's employment with the Company terminates during the Employment Period because of an event described in
Section 4(b) or 4(c). If Executive's employment terminates during the Employment Period and if an event described in Section 4(b) or 4(c) has not occurred, this Agreement terminates on the date Executive's employment terminates.

          (b) Termination by the Company. Subject to the conditions of Section 4(h), Executive is entitled to receive Continued Compensation if Executive's employment is terminated by the Company during the Employment Period without cause ("cause" being limited to Executive's acts of theft, embezzlement, fraud, or moral turpitude).

          (c)  Voluntary Termination.  Subject to the
conditions of Section 4(h), Executive is entitled to receive Continued Compensation if Executive voluntarily terminates employment during the Employment Period after (i) Executive does not receive salary increases, comparable incentive compensation, stock options and other benefits that Executive received in prior years or, if greater, that other executives in comparable positions in comparable companies receive in the current year; or (ii) Executive's
compensation is reduced or benefits are reduced and such reduction is not consistent with comparable companies; or (iii) Executive's status, title(s), office(s), working conditions, or management responsibilities are diminished (other than changes in reporting or management responsibilities required by applicable federal or state law); or (iv) Executive's place of employment is changed in any way
without Executive's consent.   Executive will be entitled to receive
Continued Compensation on account of his voluntary termination under this Section 4(c) only if such voluntary termination occurs within six months after an event described in (i), (ii), (iii), or (iv) above, or within six months after the last in a series of such events.

          (d)  Continued Compensation.  Continued
Compensation equal to three times Executive's Base Period Income shall be paid in thirty-six equal monthly installments. Continued Compensation payments to Executive shall commence on the first day of the month following Executive's termination of employment with the Company because of an event described in Section 4(b) or 4(c) and shall continue on the first day of each of the next thirty-five months, subject to receipt by the Company of notification from the Accounting Firm (defined below) of its determination regarding the reduction, if any, of Continued Compensation according to Section 4(g) .

          (e)  Base Period Income.  Executive's Base Period
Income shall equal his annual base salary as of his termination date, plus an amount equal to the incentive compensation awarded to or accrued for Executive for the fiscal year immediately prior to the fiscal year in which Executive's termination date occurs (but in no event shall such amount be less than the incentive compensation amount required to be paid during the Employment Period under
Section 3(b)(ii)). Amounts of such base salary and incentive compensation that Executive has elected to defer during the relevant period shall be included in Base Period Income.

          (f) Other Payments or Benefits. In addition to any payments provided under this Agreement or under any other arrangement between the Company and Executive, Executive shall be entitled to (i) any cash or property due him as a result of the exercise of a stock option granted under the Company's 1996 Omnibus Stock Incentive Plan or an earlier plan or a successor plan, and (ii) any payments or benefits due him, whether or not "parachute payments" as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code") (but subject to Section 4(g)) including amounts that Executive is entitled to receive under Company maintained tax-qualified plans and any health care coverage under Company maintained welfare plans for which Executive pays the cost.

          (g)  Certain Reduction of Continued Compensation.

               (i)  For purposes of this Section 4(g),

                    (A)   A "Payment" means any amount
     that, if paid, would be a payment or distribution in the nature of compensation to or for the benefit of Executive, whether paid or payable pursuant to this Agreement or otherwise;

                    (B)  "Continued Compensation"
     means a Payment paid or payable pursuant to Section 4(d)
     (calculated as if there were no reduction of Continued
     Compensation according to this Section 4(g));

                    (C)  "Net After Tax Receipts" means
     the Present Value of a Payment net of all taxes imposed on Executive with respect to that Payment under Sections 1 and 4999 of the Code, determined by applying the highest marginal rate under Section 1 of the Code that applied to Executive's taxable income for the immediately preceding taxable year;

                    (D)  "Present Value" means the value
     determined in accordance with Section 280G(d)(4) of the Code; and

                    (E)  "Reduced Amount" means the
     smallest aggregate amount of all Payments that (1) is less than the sum of all Payments and (2) results in aggregate Net After Tax Receipts that are equal to or greater than the Net After Tax Receipts that would result if the aggregate Payments were any other amount less than the sum of all Payments.

               (ii) Notwithstanding any other Section of this Agreement, if the accounting firm that is engaged to audit the Company's financial statements (the "Accounting Firm") determines that receipt of all Payments would subject Employee to tax under
Section 4999 of the Code, it shall determine whether some amount of Payments would meet the definition of a "Reduced Amount." If the Accounting Firm determines that there is a Reduced Amount, one or more Payments shall be reduced to that Reduced Amount, but not below zero. If any reduction of Payments is required by the preceding sentence, (A) Payments other than Continued
Compensation shall be reduced first, and (B) Continued
Compensation shall be reduced in a manner that shortens the period over which Continued Compensation is paid (and, thus, the number of monthly installments payable) but does not reduce the amount of a monthly installment that would be paid but for this Section 4(g).

               (iii)     If the Accounting Firm determines that
one or more Payments should be reduced to the Reduced Amount, the Company shall promptly notify Executive of that determination, sending a copy of the detailed calculations by the Accounting Firm. All determinations made by the Accounting Firm under this Section 4(g) are binding upon the Company and Executive and shall be made within sixty days after Executive's employment termination, unless reasonable cause requires an extension of time. The Accounting Firm shall furnish written notice to the Company and Executive of any required extension before the end of the sixty-day period; but the Accounting Firm shall make its determinations under this Section as soon as possible and not later than six months after Executive's employment termination.

               (iv) It is the intention of the Company and Executive to reduce one or more Payments only if the aggregate Net After Tax Receipts to Executive would be increased by that reduction. However, it is possible that, as a result of uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm under this Section, amounts shall have been paid or distributed under this Agreement to or for the benefit of Executive, which amounts should not have been so paid or distributed ("Overpayment"), or that additional amounts not paid or distributed under the Plan to or for the benefit of Executive could have been so paid or distributed ("Underpayment"), in each case, consistent with the calculation of the Reduced Amount. If the Accounting Firm, based either upon the assertion of a deficiency by the Internal Revenue Service against the Company or Executive, which assertion the Accounting Firm believes has a high probability of success or controlling precedent or other substantial authority, determines that an Overpayment has been made, any such Overpayment shall be treated for all purposes as a loan to Executive, which loan Executive shall repay to the Company on terms acceptable to Executive and the Company together with interest at the applicable federal rate under Section 7872(f)(2) of the Code; provided, however, that no such loan shall be deemed to have been made and no amount is payable by Executive to the Company if and to the extent such deemed loan and payment would not either reduce the amount on which Executive is subject to tax under Section 1 or 4999 of the Code or generate a refund of such taxes. If the Accounting Firm, based upon controlling precedent or other substantial authority, determines that an Underpayment has occurred, the Accounting Firm shall promptly notify the Company of the amount of the Underpayment.
The Company shall take action to address the Underpayment in a manner that as nearly as possible restores Executive to the position he would have been in if there had been no Underpayment.

          (h)  Covenant Not to Compete.

               (i)  Executive agrees that if his employment
terminates for any reason during the Employment Period, then during the period in which Executive is entitled to Continued Compensation under Section 4, he shall not serve as an employee of, or become a director of, or render advisory or other services for, or in connection with, or make any financial investment in excess of 5% of the outstanding capital stock of a bank or other financial institution that has a banking office in Davidson County, North Carolina, counties contiguous to Davidson County, North Carolina, or counties in which the Company has a banking office on a Control Change Date.
Executive further agrees that during the period in which Executive is entitled to Continued Compensation under Section 4, he shall not actively induce any Company employee to terminate employment with the Company in favor of promised or prospective employment with or on behalf of Executive or Executive's post-termination employer.


               (ii) Executive agrees and acknowledges that any breach of the covenants contained in this Section 4(h) shall cause irreparable injury to the Company, and that the remedy at law for any such breach shall be inadequate, and that the Company shall be entitled to appropriate equitable relief.

               (iii)     The covenants contained in this Section
4(h) shall inure to the benefit of the Company and its affiliated employers and subsidiaries and their successors.

               (iv) The restrictions contained in this Section
4(h) are considered by the parties hereto to be fair and reasonable and necessary for the protection of the legitimate business interests of the Company.

               (v) Notwithstanding Section 3(a), 3(b) or 4, if Executive violates Section 4(h), any unpaid Continued
Compensation shall immediately be forfeited as of the date of any violation.

     5. Legal Fees and Expenses. The Company shall pay all legal fees and expenses, if any, incurred by Executive in obtaining, enforcing, or defending any right or benefit provided by this Agreement, whether successful or not. Payments under this Section are not Continued Compensation and are not subject to reduction under any other Section of this Agreement.

     6. Governing Law. This Agreement and performance hereunder and all suits, actions and other proceedings hereunder shall be construed in accordance with and under and pursuant to the laws of the State of North Carolina, (except its choice of law provisions to the extent that they would require the application of the laws of a state other than the State of North Carolina), and in any suit, action or other proceeding that may be brought arising out of, in connection with, or by reason of this Agreement, the laws of the State of North Carolina (except its choice of law provisions to the extent that they would require the application of the laws of a state other than the State of North Carolina) shall be applicable and shall govern to the exclusion of the law of any other forum, without regard to the jurisdiction in which any suit, action or other proceeding may be instituted.

     7. Amendment. This Agreement may not be amended except by the written agreement of Executive and the Company (with the Company acting by adoption of a resolution by the Board recommended by the Committee).

     8. Binding Effect. The parties agree that this Agreement is enforceable under the laws of the State of North Carolina. This Agreement is binding on the Company, its successors, and assigns and on Executive and his personal representatives; and the Company will not consolidate or merge into or with another corporation, or transfer all or substantially all of its assets to another corporation (the "Successor Corporation") unless the Successor Corporation shall assume this Agreement, and upon such assumption, Executive and the Successor Corporation shall become obligated to perform the terms and conditions of this Agreement. This Agreement inures to the benefit of and is enforceable by Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees, and legatees. If Executive dies while any amounts are payable under this Agreement, all such amounts, unless otherwise provided, shall be paid in accordance with the terms of this Agreement to Executive's spouse, or if none, to his devisee, legatee, or other designee or, if there be no such designee, to his estate.

     9. Notice. For purposes of this Agreement, notices and all other communications shall be in writing and are effective when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to Executive or his personal representative at his last known address. All notices to the Company shall be directed to the attention of the Chairman of the Board. Such other addresses may be used as either party may have furnished to the other in writing. Notices of change of address are effective only upon receipt.

     10. Miscellaneous. No provision of this Agreement may be modified, waived, or discharged unless such waiver, modification, or discharge is agreed to in writing signed by Executive and the Company. A waiver of any breach of or compliance with any provision or condition of this Agreement is not a waiver of similar or dissimilar provisions or conditions. The invalidity or unenforceability of any provision of this Agreement does not affect the validity or enforceability of any other provision of this Agreement, which remains in full force and effect.

     11. No Assignment. Executive may not assign, alienate, anticipate, or otherwise encumber any rights, duties, or amounts that he might be entitled to receive under this Agreement.

     12.  Term.   Upon execution by the Company and
Executive, this Agreement is effective as of the Effective Date. This Agreement automatically continues in effect through December 31, 1996, and thereafter through each successive December 31 unless the Company notifies Executive in writing thirty days before the end of any calendar year that this Agreement shall terminate as of the end of that calendar year. After a Change in Control of the Company (as defined in Section 1(c)), the Company may not terminate this Agreement for thirty-six months from the date Continued
Compensation becomes payable under Section 4 (although this Agreement may terminate automatically under Section 4(a)); and this Agreement automatically continues in effect from year to year thereafter unless the Company notifies Executive in writing thirty days before the end of the initial thirty-six-month period or thirty days before any anniversary of the end of that period that this Agreement shall terminate as of that date.

     The parties have executed this Agreement effective as of the 9th day of July, 1996.



                                   LSB BANCSHARES, INC.



                                   By: ROBERT F. LOWE
                                   Its: President



                                   MONTY J. OLIVER

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       Date  November  12,  1996               LSB  BANCSHARES.   INC.
                                                    (Registrant)


                                               Monty J. Oliver
                                               Chief Financial Officer
                                               Principal Accounting Officer