Form 10-K
period 1996-12-31
LSB BANCSHARES INC /NC/
filed 1997-03-14
CIK 714530

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 29549

                                    FORM 10-K

              ----------------------------------------------------
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996
                         Commission File Number 0-11448
              ----------------------------------------------------

                              LSB BANCSHARES, INC.

                                  One LSB Plaza

                         Lexington, North Carolina 27292

                                  (910)248-6500

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

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value (average of the bid and asked prices) of the voting stock held by nonaffiliates of the registrant as of January 31, 1997 was $102,667,241 and the number of shares outstanding was 5,403,539.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Parts I and II of this report. Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 1997 are incorporated by reference in Part III of this report.

FORM 10-K CROSS-REFERENCE INDEX
 ...........................................................

This 1996 Annual Report and Form 10-K of the registrant incorporates into a single document the 1996 Annual Report to Shareholders and the Annual Report on Form 10-K for the year ended December 31, 1996 filed by the registrant with the Securities and Exchange Commission. This Form 10-K Annual Report incorporates by reference certain information contained in the Annual Report to Shareholders and portions of the registrant's proxy statement relating to the 1997 Annual Meeting of Shareholders as is reflected in the following Cross-Reference Index.


   INCORPORATED BY REFERENCE INTO THE FOLLOWING ITEMS                                            INFORMATION APPEARING ON THE
                     OF FORM 10-K                                                                   FOLLOWING PAGES OF THE:
---------------------------------------------------------                                      -------------------------------
                                                                                               ANNUAL REPORT   PROXY STATEMENT
                        PART 1
Item 1.           Business........................................................             10, 13-23......................
Item 2.           Properties......................................................             10, 32 (Note 8)................
Item 3.           Legal Proceedings...............................................             32, 33 (Note 9)................
Item 4.           Submission of Matters to a Vote of Security Holders (None)......

                      PART II
Item 5.           Market for Registrant's Common Equity and
                  Related Shareholder Matters.....................................             43.............................
Item 6.           Selected Financial Data.........................................             11.............................
Item 7.           Management's Discussion and Analysis of Operations and
                  Financial Condition.............................................             13-23..........................
Item 8.           Financial Statements and Supplementary Data.....................             23-35..........................
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (None).................................

                      PART III
Item 10.          Directors and Executive Officers of the Registrant..............             40, 41.....................2, 3
Item 11.          Executive Compensation..........................................             ..........................6 - 9
Item 12.          Security Ownership of Certain Beneficial Owners and Management..             ...........................3, 4
Item 13.          Certain Relationships and Related Transactions..................             .............................12

                       PART IV
Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K:
                  (a) The following documents to be filed as part of the Form 10-K:
                      (1) Financial Statements:
                          Independent Accountants' Audit Report...................             36.............................
                          Consolidated Balance Sheets - December 31, 1996
                           and 1995...............................................             24.............................
                          Conlidated Statements of Income - Years Ended
                             December 31, 1996, 1995 and 1994.....................             25.............................
                            Consolidated Statements of Changes in Shareholders' Equity
                            - Years Ended December 1996, 1995 and 1994............             26.............................
                            Consolidated Statements of Cash Flows - Years Ended
                             December 31, 1996, 1995 and 1994.....................             27.............................
                            Notes to Consolidated Financial Statements............             28 - 35........................
                      (2) Financial Statement Schedules (None)....................
                      (3) Exhibits:
                          3.1 Articles of Incorporation of LSB Bancshares, Inc.,
                           as amended, which are incorporated by reference to
                           Exhibit 4.2 of the registrant's Registration Statement of
                           Form S-8 filed with the Securities and Exchange
                           Commission on November 17, 1992 (file No. 33-54610).

 .............................................


                 INCORPORATED BY REFERENCE INTO THE FOLLOWING ITEMS
                                     OF FORM 10-K
------------------------------------------------------------------------------------
                     PART IV
           3.2    Bylaws of LSB Bancshares, Inc., as amended, which are
                  incorporated by reference to Exhibit 3.2 of the registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1995.

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

          10.2 1996 Omnibus Stock Incentive Plan, which is incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

          10.3 1996 Management Plan, which is incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

          10.4    Employment Continuity Agreement effective as of July 9,
                  1996 between LSB Bancshares, Inc. and Robert F. Lowe, which is incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

          10.5    Employment Continuity Agreement effective as of July 9,
                  1996 between LSB Bancshares, Inc. and H. Franklin Sherron,
                  Jr., which is incorporated by reference to the registrant's
                  Quarterly Report on Form 10-Q for the quarter ended September
                  30, 1996.

          10.6    Employment Continuity Agreement effective as of July 9,
                  1996 between LSB Bancshares, Inc. and Monty J. Oliver, which is incorporated by reference to the registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1996.

                  Exhibits 10.1 through 10.6 are management contracts or compensatory plans and arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

            21    List of Subsidiaries at December 31, 1996.

            23    Consent of Turlington and Company, L.L.P.

            27    Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the last quarter covered by this report.

SIGNATURES
 ............

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of February, 1997.


LSB BANCSHARES, INC.
 .......................
Registrant

Robert F. Lowe
Chairman, President and Chief Executive Officer

Pursuant to the requirements by the Securities Exchange Act of 1934, this report has been signed on February 11, 1997 by the following persons in the capacities indicated:

Robert F. Lowe
Chairman, President and Chief Executive Officer

Monty J. Oliver
Secretary and Treasurer
Chief Financial Officer

A Majority of the Directors of the Registrant whose names appear on page 41.




EXECUTIVE OFFICERS OF THE REGISTRANT
 ........................................

Robert F. Lowe (54) Chairman, President and Chief Executive Officer and a Director of Bancshares and the Bank. Prior to becoming President on January 1, 1984, Mr. Lowe had served as Executive Vice President of Bancshares and of the Bank. Mr. Lowe joined the Bank in 1970 and was elected Vice President in 1973. He was elected Senior Vice President in 1980 and Executive Vice President in 1982. In 1983, he was elected a Director. Mr. Lowe is also President of Peoples Finance Company of Lexington, Inc., which is a subsidiary of the Bank and President and a director of LSB Financial Services, Inc., a subsidiary of the Bank.

H. Franklin Sherron, Jr. (41) Vice President and Assistant Secretary of Bancshares joined the Bank in 1990 as Senior Vice President. He was elected Executive Vice President of the Bank in 1996. Prior to joining the Bank, Mr. Sherron served as President of J. J. Barnes, Inc., a mechanical contracting firm, from 1981 to 1990. From 1977 to 1981, he served as Assistant Cashier with Peoples Bank & Trust Company.

Monty J. Oliver (55) Secretary and Treasurer of Bancshares joined the Bank as Vice President in 1978, with 13 years of banking experience. He was elected Cashier of the Bank in 1980 and Vice President and Treasurer of Bancshares in 1983. In 1986, he was elected Senior Vice President of the Bank and in 1996 elected Executive Vice President.

1996 DIRECTORS OF LSB BANCSHARES, INC. AND LEXINGTON STATE BANK
 .......................................................................

                                   [PHOTO]

Executive Committee, seated, left to right: Robert B. Smith, Jr.; Burr W. Sullivan; Robert F. Lowe, Chairman of the Board, President & Chief Executive Officer; David A. Smith and; Julius S. Young, Jr.

Directors, standing, left to right: Clifford A. Erickson, Emeritus; L. Ardell Lanier, Emeritus; Peggy B. Barnhardt; Samuel R. Harris; Walter A. Hill, Sr.; Michael S. Albert; L. Klynt Ripple, Emeritus; Archie M. Sink, Emeritus; J. Smith Young, Emeritus; Roberts E. Timberlake; Russell J. Gabrielson, Emeritus; Margaret Lee W. Crowell; Haynes F. Sherron, Emeritus (deceased); A. Lonnie Davis, Emeritus; Archie L. Hodges, Emeritus and; Leonard H. Beck.
(Not Present; Dothan D. Reece, Emeritus.)



MICHAEL S. ALBERT
President, CEO and Director of Billings Freight Systems, Inc.; Treasurer of Cargo Carriers, Inc.; Assistant Finance Manager of Metro Motor Express, Inc.

PEGGY B. BARNHARDT
Retired since 1996; formerly Deputy Superintendent, Davidson County Schools

LEONARD H. BECK
President, Green Printing Company; Director of the National Association of Printers and Lithographers

MARGARET LEE W. CROWELL
Retired since 1986; formerly Finance Officer of Lexington City Schools

SAMUEL R. HARRIS
Physician; Director and Treasurer,
Lexington Clinic for Women, P.A.

WALTER A. HILL, SR.
President, Hill Oil Company, Inc.;
Vice President and Secretary, NorthCo, Inc. (construction development)

ROBERT F. LOWE
Chairman, President and CEO of Bancshares, the Bank and Peoples Finance Company of Lexington, Inc., a subsidiary of the Bank; President and a director of LSB Financial Services, Inc., a subsidiary of the Bank.

DAVID A. SMITH
Owner, Red Acres Dairy Farm

ROBERT B. SMITH, JR.
Attorney

BURR W. SULLIVAN
President, Dorsett Printing and Lithographic Corporation

ROBERTS E. TIMBERLAKE
Artist/Designer; President, The Bob Timberlake Gallery, Inc.
(art gallery and distributorship);
President, The Land Company (real estate);
Secretary/Treasurer, The Bob Timberlake Collection
(gallery, art, furniture and accessories)

JULIUS S. YOUNG, JR.
President, Jay Young Management, Inc.

DIRECTORS EMERITI

A. LONNIE DAVIS
CLIFFORD A. ERICKSON
RUSSELL J. GABRIELSON
ARCHIE L. HODGES
L. ARDELL LANIER
DOTHAN D. REECE
L. KLYNT RIPPLE
ARCHIE M. SINK
J. SMITH YOUNG

DESCRIPTION OF BUSINESS
 .........................

REGISTRANT

LSB Bancshares, Inc.("Bancshares'") is a bank holding company headquartered in Lexington, North Carolina and registered under the Bank Holding Company Act of 1956, as amended. Bancshares' principal business is providing banking and other financial services through its banking subsidiary. It was incorporated on July 1, 1983. Bancshares is the parent holding company of Lexington State Bank ("LSB"), a North Carolina-chartered commercial bank. The principal assets of Bancshares are all of the outstanding shares of common stock of LSB. At December 31, 1996, Bancshares and its subsidiary had consolidated assets of $421 million and 239 full-time equivalent employees.

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

LSB Financial Services is incorporated under the laws of the State of North Carolina and offers a full range of uninsured, nondeposit investment products, including mutual funds, annuities, stocks and bonds. LSB Financial Services operates from offices located within LSB's main office. LSB Financial Services offers products through Liberty Securities Corporation, an independent broker-dealer, which is a member of the National Association of Securities Dealers and the Securities Investor Protection Corporation. Investments are neither deposits nor obligations of Lexington State Bank, nor are they guaranteed or insured by any depository institution, the FDIC, or any other government agency. LSB Financial Services began operation on December 1, 1994.


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

The North Carolina Employment Security Commission projects the State's economy to remain sound in 1997, with low unemployment and low inflation. North Carolina's unemployment rate has continued to remain near the lowest of the 11 large states surveyed by the Federal Government. Davidson County had a labor force of approximately 76,060 in 1996 with an unemployment rate in the 3.0% range.

REGULATION

As a bank holding company, Bancshares is subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System. LSB is chartered by the State of North Carolina and as such is subject to supervision, examination and regulation by the North Carolina State Banking Commission. LSB is also a member of the Federal Deposit Insurance Corporation and is therefore subject to supervision and examination by that agency.

PROPERTIES

Bancshares' principal executive offices are located at One LSB Plaza, Lexington, North Carolina. This five-story office building totals 74,800 square feet and also serves as the home office of LSB. A majority of the major staff functions are located within this office complex.

In addition, LSB operates fourteen branch offices and four off-premise automated teller locations. Six of LSB's branch offices are located within Lexington. The remaining branch offices are located in the communities of Thomasville, Welcome, Midway, Arcadia and Wallburg, all of which are located within Davidson County, North Carolina.

Bancshares' principal office and seven branches are owned by LSB, while six branches and the off-premise ATM locations are leased. LSB's leased properties are subject to leases which expire on various dates from January 31, 1997 to June 30, 2004. Peoples Finance operates from an 1,800 square foot, one-story building located at 203 Center Street in Lexington, which it owns. LSB Financial Services leases 800 square feet within the principal office building of LSB. Except as described herein, Bancshares, LSB, Peoples Finance and LSB Financial Services own all properties free and clear of encumbrances.

SUMMARY OF SELECTED FINANCIAL DATA
 ......................................



                                                                       Years Ended December 31
(In thousands, expect per share data and ratios)    1996      1995       1994       1993       1992       1991
----------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
 Interest income .............................   $ 30,292   $ 28,051   $ 24,393   $ 22,916   $ 24,468   $ 26,917
 Interest expense ............................     12,152     11,448      8,695      8,048      9,931     14,566
                                                 --------   --------   --------   --------   --------   --------
 Net interest income .........................     18,140     16,603     15,698     14,868     14,537     12,351
 Provision for loan losses ...................        562        252        219        941        843      1,041
                                                 --------   --------   --------   --------   --------   --------
 Net interest income
   after provision for loan losses ...........     17,578     16,351     15,479     13,927     13,694     11,310
 Noninterest income ..........................      4,113      3,244      2,603      3,214      2,612      2,540
 Noninterest expense .........................     13,529     13,112     12,198     11,436     10,166      9,373
                                                 --------   --------   --------   --------   --------   --------
 Income from continuing operations before
   income taxes ..............................      8,162      6,483      5,884      5,705      6,140      4,477
 Income taxes ................................      2,323      1,701      1,422      1,349      1,736        947
                                                 --------   --------   --------   --------   --------   --------
 Net income ..................................   $  5,839   $  4,782   $  4,462   $  4,356   $  4,404   $  3,530
                                                 ========   ========   ========   ========   ========   ========
 Cash dividends declared .....................   $  2,158   $  2,061   $  1,876   $  1,766   $  1,620   $  1,512
                                                 ========   ========   ========   ========   ========   ========

SELECTED YEAR-END ASSETS
AND LIABILITIES
 Investment securities .......................   $ 90,617   $108,968   $109,912   $ 90,614   $ 94,451   $ 93,023
 Loans, net of unearned income................    272,044    226,667    205,252    196,172    183,878    171,033
 Assets ......................................    421,600    375,026    357,092    342,980    323,490    312,975
 Deposits ....................................    354,820    323,289    309,906    296,903    281,291    273,782
 Shareholders' equity ........................     51,687     48,110     44,475     42,036     39,289     36,417

RATIOS (AVERAGES)
 Net income to total assets ..................       1.48%      1.30%      1.27%      1.32%      1.38%      1.14%
 Net income to shareholders' equity ..........      11.73      10.34      10.29      10.69      11.62       9.98
 Dividend payout ratio .......................      36.96      43.09      42.05      40.52      36.78      42.83
 Shareholders' equity to total assets ratio...      12.59      12.61      12.34      12.32      11.91      11.40

PER SHARE DATA*
 Net income$ .................................   $   1.08   $    .89   $    .84   $    .82   $    .83   $    .67
 Cash dividends declared......................        .40        .38        .35        .33        .31        .29
 Book value at year end ......................       9.57       8.95       8.32       7.90       7.40       6.87



*Per share data have been restated in this table to give effect to the five-for-four stock splits paid February 15, 1996, March 31, 1994 and March 31, 1992.

AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS
 ...................................................



Table 1
Fully taxable equivalent basis(l) (In thousands)


                                                      1996                                 1995
                                    AVERAGE          INTEREST     AVERAGE     Average     Interest       Average
                                    BALANCE    INCOME/EXPENSE  YIELD/RATE     Balance  Income/Expense  Yield/Rate
--------------------------------------------------------------------------  -------------------------------------
    Earning assets:
     Loans and leases
       receivable, net(2) ...       $246,998        $ 23,104     9.35%      $214,380        $20,290        9.46%
 Investment securities:
  Taxable ...................         71,346           4,266     5.98         76,433          4,767        6.24
  Tax exempt ................         30,093           2,620     8.71         30,295          2,725        8.99
  Federal Home Loan Bank ....          1,111              90     8.10
  Federal funds sold ........         18,328             966     5.27         18,256          1,066        5.84
                                    --------         -------                 -------         ------
  Total earning assets ......        367,876          31,046     8.44        339,364         28,848
Non-earning assets:
 Cash and due from banks ....         16,160                                  15,618
 Premises and equipment .....          8,834                                   8,883
 Other assets ...............          5,557                                   5,660
 Reserve for loan losses ....         (2,807)                                 (2,686)
                                    --------         -------                 -------         ------
  Total assets ..............       $395,620        $ 31,046                $366,839        $28,848
                                    ========         =======                ========        =======

Interest-bearing liabilities:
 Savings and time
  deposits ..................       $295,076        $ 11,776     3.99%      $278,525        $11,402        4.09%
 Securities sold under
  agreements to
  repurchase ................          3,269             104     3.18          1,262             46        3.65
 Borrowings from Federal
  Home Loan Bank ............          4,258             272     6.39
                                    --------         -------                 -------         ------
  Total Interest-bearing
     liabilities ............        302,6O3          12,152     4.02        279,787         11,448        4.09

Other liabilities and
 shareholders' equity:
 Demand deposits ............         41,134                                  38,925
 Other liabilities ..........          2,094                                   1,882
 Shareholders' equity .......         49,789                                  46,245
                                    --------         -------                 -------         ------
  Total liabilities and
    shareholders'
    equity ..................       $395,620        $ 12,152                $366,839        $11,448
                                    ========         =======                 =======         ======
Net interest income and
 net interest mare(3)........                       $ 18,894     5.14%                      $17,400        5.13%
                                                     =======     ====                        ======        ====
 Interest rate spread(4) ....                                    4.42%                                     4.41%
                                                                 ====                                      ====




AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS
 ...................................................



Table 1
Fully taxable equivalent basis(l) (In thousands)



                                                       1994
                                   Average           Interest        Average
                                   Balance     Income/Expense     Yield/Rate
------------------------------------------------------------------------------------------
    Earning assets:
     Loans and leases
       receivable, net(2) ...      $202,589       $17,245             8.51%
 Investment securities:
  Taxable ...................        69,858         4,263             6.10
  Tax exempt ................        29,617         2,788             9.41
  Federal Home Loan Bank ....
  Federal funds sold ........        22,579           943             4.18
                                    -------        ------
  Total earning assets ......       324,643        25,239             7.77
Non-earning assets:
 Cash and due from banks ....        15,576
 Premises and equipment .....         9,316
 Other assets ...............         4,673
 Reserve for loan losses ....       ( 2,789)
                                     ------
  Total assets ..............      $351,419       $25,239
                                    =======        ======
interest-bearing liabilities:
 Savings and time
  deposits ..................      $265,716       $ 8,622             3.24%
 Securities sold under
  agreements to
  repurchase ................         2,317            73             3.15
 Borrowings from Federal
  Home Loan Bank ............       -------        ------
  Total Interest-bearing
     liabilities ............       268,033         8,695             3.24
Other liabilities and
 shareholders' equity-
 Demand deposits ............        38,203
 Other liabilities ..........         1,830
 Shareholders' equity .......        43,353
  Total liabilities and             -------        ------
    shareholders'
      equity ................      $351,419       $ 8,695
                                    =======        ======
Net interest income and
 net interest mare ..........                     $16,544             5.10%
                                                   ======             ====
 Interest rate spread(4) ....                                         4.53%
                                                                      ====


    1 Income related to securities and loans exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.
    2 The average loans and leases receivable balances include non-accruing loans. Loan fees of $916 $495 and $574 for 1996, 1995 and 1994, respectively, are included in interest income.
    3 Net interest margin is computed by dividing net interest income by average earning assets.
    4  Earning assets yield minus interest-hearing liability rate.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF OPERATIONS AND FINANCIAL CONDITION
 ........................................



Management's discussion as presented herein provides an overview of the changes in financial condition and results of operation for LSB Bancshares, Inc. ("Bancshares") and its wholly-owned subsidiary, Lexington State Bank ("LSB") for the years 1996, 1995 and 1994. The consolidated financial statements also include the accounts and results of operations of LSB's wholly-owned subsidiaries, Peoples Finance Company of Lexington, Inc. ("Peoples Finance") and LSB Financial Services, Inc. ("LSB Financial Services"). This discussion and analysis is intended to provide pertinent information in the areas of liquidity, capital resources, results of operation, financial position, asset quality and interest sensitivity. It should be read in conjunction with the audited financial statements, footnotes and supplemental tables provided herein.

                                     MERGER

On January 21, 1997, Bancshares announced the signing of a Letter of Intent under which LSB and Old North State Bank of Winston-Salem, North Carolina would merge. Under the terms of the Letter of Intent, Old North State Bank shareholders would receive LSB Bancshares, Inc. common stock in exchange for their Old North State Bank holdings. The value of the transaction would be $30 million based on Bancshares' recent trading price of $20.00 per share at the time of the announcement. The transaction is anticipated to result in earnings per share dilution to Bancshares in the year in which the transaction closes due to one-time merger-related expenses, but become accretive in the following years. In connection with the signing of the Letter of Intent, Old North State granted Bancshares an option to purchase 265,675 shares of its stock at the exercise price of $8.00 per share, exercisable in certain events. LSB has a dominant position in Davidson County, while Old North State has a strong and growing presence in Forsyth and Stokes Counties, which are the contiguous counties north of Davidson County. The merger is subject to the execution of a Definitive Agreement between the two institutions as well as regulatory and shareholder approvals and is expected to be completed by mid-1997.

The foregoing statements regarding the merger of LSB with Old North State Bank, including the projected earnings per share dilution in 1997 and accretive effect of the merger in subsequent years, and the expected timing of the consummation of the transaction are "forward looking statement" as defined in the Private Securities Litigation Reform Act of 1995. As forward-looking statements, they are necessarily based upon various uncertain


 VOLUME AND RATE VARIANCE ANALYSIS
 ---------------------------------

                                                                                    December 31

 Table 2                                                          1996                                     1995
 Fully taxable equivalent basis(l) (In thousands)   Volume        Rate          Total      Volume          Rate         Total
                                                  Variance(2)   Variance(2)    Variance   Variance(2)   Variance(2)    Variance
                                                  -------------------------------------   -------------------------------------
Interest income:
Loans receivable .............................      $ 3,052       $(238)      $ 2,814       $ 1,043       $ 2,002       $ 3,045
Taxable ......................................         (308)       (193)         (501)          405            99           504
Tax exempt ...................................          (19)        (86)         (105)           63          (126)          (63)
Federal funds sold ...........................            4        (104)         (100)         (204)          327           123
Federal Home Loan Bank .......................           90                        90
                                                    -------       -----       -------       -------       -------       -------
    Total interest income ....................        2,819        (621)        2,198         1,307         2,302         3,609
                                                    -------       -----       -------       -------       -------       -------
Interest expense:
Savings and time deposits ....................          660        (286)          374           431         2,349         2,780
Securities sold under agreements to repurchase           65          (7)           58           (37)           10           (27)
Borrowings from Federal Home Loan Bank .......          272                       272
                                                    -------       -----       -------       -------       -------       -------
    Total interest expense ...................          997        (293)          704           394         2,359         2,753
                                                    -------       -----       -------       -------       -------       -------
Increase (decrease) in net interest income ...      $ 1,822       $(328)      $ 1,494       $   913       $   (57)      $   856
                                                    =======       =====       =======       =======       =======       =======

(1) Income related to securities and loans exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

(2) The volume/rate variance for each category has been allocated on a consistent basis between rate and volume variances, based on the percentage of rate, or volume, variance to the sum of the two absolute variances.

INTEREST SENSITIVITY ANALYSIS(1)
 ...............................

                                                                                      December 31, 1996
Table 3                                                                                      Total
(in thousands)                                            1 - 90    91 - 180    181-365  Sensitive        1-5       Over
                                                             Day         Day        Day    Within,       Year     5 Year
                                                       Sensitive   Sensitive  Sensitive   One Year  Sensitive  Sensitive      Total
                                                       ----------------------------------------------------------------------------
Interest-earning assets:
Loans, net of unearned income ......................   $ 105,016    $ 15,366   $ 31,109   $151,491   $111,172   $  9,381   $272,044
U.S. Treasury securities ...........................       3,547       2,000      3,008     8,555      22,983                31,538
U.S. government agencies obligations ...............       3,455                  1,996      5,451     59,451     22,019     27,470
Obligations of states and political subdivisions ...       1,220         581        151      1,952     11,093     17,441     30,486
Federal Home Loan Bank .............................       1,123                             1,123                            1,123
Federal funds sold .................................      26,720                            26,720                           26,720
                                                       ---------    --------   --------   --------   --------   --------   --------
     Total interest-earning assets .................   $ 141,081    $ 17,947   $ 36,264   $195,292   $167,267   $ 26,822   $389,381
                                                       =========    ========   ========   ========   ========   ========   ========
Interest-bearing liabilities:
N.O.W account deposits .............................   $  70,790                          $ 70,790                         $ 70,790
Money market deposits ..............................      61,806                            61,806                           61 806
Regular savings deposits ...........................      33,482                            33,482                           33,482
Time deposits ......................................      57,458    $ 37,740   $ 22,878    118,076   $ 26,679               144,755
Securities sold under agreements to repurchase .....       3,285                             3,285                            3,285
Borrowing from Federal Home Loan Bank ..............         833         833      1,667      3,333      5,834                 9,167
                                                       ---------    --------   --------   --------   --------   --------   --------
     Total interest-bearing liabilities ............   $ 227,654    $ 38,573   $ 24,545   $290,772   $ 32,513              $323,285
                                                       =========    ========   ========   ========   ========   ========   ========
Interest sensitivity gap ...........................   $ (86,573)   $(20,626)  $ 11,719   $(95,480)
Ratio of interest-sensitive assets/
     interest-sensitive liabilities ................        .62          .47       1.48        .67

(1) Interest sensitivity is computed using assets and liabilities having interest rates that can be adjusted during the period indicated.


factors, including, but not limited to, the completion of the parties' due diligence reviews and negotiations, projections of costs to be incurred in connection with the merger and the parties' financial performance in the future. Because of such uncertainties, the actual timing and results of the merger may differ significantly from the forward-looking statements contained herein.


                                   SUMMARY

Bancshares had net income for the year ended December 31, 1996 of $5,839,000 compared to $4,782,000 in 1995 and $4,462,000 in 1994. Net income for 1996 increased $1,057,000 or 22.1% compared to 1995, following an increase of $320,000 or 7.2% in 1995 compared to 1994.

Return on average assets for 1996 was 1.48% compared to 1.30% in 1995 and 1.27% in 1994. Bancshares' return on average shareholders' equity for 1996 was 11.73% compared to 10.34% for 1995 and 10.29% for 1994.

Earnings per share of $1.08 for 1996 was up 21.3% compared to $.89 per share for 1995. Earnings per share increased 6.0% in 1995 from the $.84 earned in 1994.

Net interest income was up significantly in 1996 compared to 1995 as loan growth nearly doubled under a favorable interest rate environment. Interest rates remained steady throughout 1996, contributing to a solid net interest margin for the Bank. The prime interest rate, which is used as an interest rate indicator by banks, made one adjustment in February of 1996 compared to three adjustments in 1995 and five adjustments in 1994.

The increase in net interest income in 1996 was $1,537,000 or 9.3% compared to $905,000 or 5.8% in 1995. The loan loss provision necessary to maintain an adequate reserve was increased during 1996 in recognition of the strong loan growth experienced. Noninterest income in 1996 increased $869,000 or 26.8% compared to 1995, which was up $641,000 or 24.6% over 1994. On the other hand, the increase in noninterest expense in 1996 of $417,000 or 3.2% compared to 1995 was less than half the $914,000 or 7.5% increase experienced in 1995 over 1994.

Growth in assets in 1996 was more than double the growth experienced in 1995. Asset growth for 1996 was $46,574,000 or 12.4% compared to an increase of $17,934,000 or 5.0% in 1995. Likewise, deposit growth in 1996 was over twice that experienced in 1995. In 1996, deposits grew $31,531,000 or 9.8% compared to 1995, which was up $13,383,000 or 4.3% over 1994. Loan growth increased at an even faster pace in 1996 with a gain of $45,377,000 or 20.0% compared to 1995, which was up $21,415,000 or 10.4% from 1994. To accommodate the loan growth experienced in 1996, the securities portfolio was reduced, and specifically matched borrowings were secured from the Federal Home Loan Bank.

Likewise, deposit growth in 1996 was over twice that experienced in 1995. In 1996, deposits grew $31,531,000 or 9.8% compared to 1995, which was up $13,383,000 or 4.3% over 1994. Loan growth increased at an even faster pace in 1996 with a gain of $45,377,000 or 20.0% compared to 1995, which was up $21,415,000 or 10.4% from 1994. To accommodate the loan growth experienced in 1996, the securities portfolio was reduced, and specifically matched borrowings were secured from the Federal Home Loan Bank.

SUMMARY OF INVESTMENT SECURITIES PORTFOLIO
 ..........................................


 Table 4                                                DECEMBER 31, 1996     December 31, 1995    December 31, 1994

                                                        CARRYING     MARKET   Carrying   Market   Carrying      Market
(In thousands)                                             VALUE      VALUE      Value    Value      Value       Value
                                                       --------------------   -----------------   --------------------
U.S. Treasury securities .........................      $ 31,538   $ 31,501   $34,265   $34,394   $ 40,684   $  39,731
U.S. government agencies obligations .............        27,470     27,399    41,749    41,731     39,176      37,863
Obligations of state and political subdivisions ..        30,486     31,584    31,883    33,529     30,052      30,112
Federal Home Loan Bank ...........................         1,123      1,123     1,071     1,071
                                                        --------   --------  --------   -------   --------    --------
   Total securities ..............................      $ 90,617   $ 91,607  $108,968  $110,725   $109,912    $107,706
                                                        ========   ========  ========  ========   ========    ========


(1) As of the latest reported period, the registrant is not aware of any issuer, and the aggregate book value and aggregate market value of the securities of such issuer, when the aggregate book value of such securities exceeds 10% of the registrant's shareholders' equity.


                           ASSET/LIABILITY MANAGEMENT

The objectives of asset/liability management are to ensure long-range profitability performance and minimize risk, adhere to proper liquidity and maintain sound capital. To meet these goals, the process of asset/liability management monitors the exposure to interest rate risk, balance sheet trends, pricing policies and liquidity position.

Profitability and performance are affected by balance sheet composition and interest rate movements. Management responsibility for both liquidity and interest sensitivity resides with a designated Asset/Liability Management Committee ("ALCO"). Market conditions, interest rate trends and the economic environment are all evaluated by the ALCO Committee as a part of its asset/liability management decision-making process. Based upon its view of existing and expected market conditions, the ALCO Committee adopts balance sheet strategies intended to optimize net interest income to the extent possible while minimizing the risk associated with unanticipated changes in interest rates. Core deposits have historically been the primary funding sources for asset growth. Correspondent relationships have also been maintained with several large banks in order to have access to federal funds purchases when needed. LSB also has available lines of credit maintained with the Federal Home Loan Bank ("FHLB") which can be used for funding loans and/or liquidity needs.

The extremely strong loan demand experienced in 1996 coupled with slightly slower deposit growth, while producing increased earnings, began to show signs of pressure on bank ratios. To improve the bank's balance sheet position, management decided to draw on its line of credit with the FHLB in the amount of $10,000,000. The borrowing was executed in July as a principal reducing credit ("PRC") with a term of three years. This strategy serves to improve the bank's balance sheet ratios and gives the bank the ability to service the strong loan demand being experienced while allowing deposit growth to build.

The asset/liability management process also seeks to match maturities and repricing opportunities of interest-sensitive assets and liabilities to minimize risk of interest rate movements. Full discussion of the effects of these respective portfolios on 1996's performance can be found under the headings of earning assets and interest-bearing liabilities. The interest sensitivity schedule analyzing the interest rate risk as of December 31, 1996 is presented in Table 3. As interest sensitivity is continually changing, the table reflects LSB's balance sheet position at one point in time and is not necessarily indicative of its position on other dates. On December 31, 1996, the one-year cumulative interest sensitivity gap was a negative $95,480,000, for a ratio of interest-sensitive assets to interest-sensitive liabilities of .67.

Asset/liability management also addresses liquidity positioning. Liquidity management is required in order to fund current and future extensions of credit, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. As such, it is related to interest rate sensitivity management, in that each is affected by maturing assets and liabilities. While interest sensitivity management is concerned with repricing intervals of assets and liabilities, liquidity management is concerned with the maturities of those respective balances. An appropriate liquidity position is further accomplished through deposit growth and access to sources of funds other than deposits, such as the federal funds market. Traditionally, LSB has been a seller of excess investable funds in the federal funds market and uses these funds as a part of its liquidity management. Net cash provided by operating activities, a primary source of liquidity, was $3,876,000 in 1996 compared to $4,579,000 in 1995 and $4,305,000 in 1994. Details of cash flows for the years 1996, 1995 and 1994 are provided in the Consolidated Statements of Cash Flows.

                              NET INTEREST INCOME

Interest rates remained very steady during 1996, producing an extremely favorable environment for growth in net interest income. The prime interest rate, which is used as an interest rate indicator by banks, made one adjustment in February of 1996 compared to three adjustments in 1995 and five adjustments in 1994.

The stable interest rate environment experienced in 1996 resulted in an increase of one basis point in the interest rate spread compared to a decline of 12 basis points in 1995 and a decline of 16 basis points in 1994. This placed the interest spread at 4.42% for 1996 compared to 4.41% for 1995 and 4.53% for 1994. Table 1 provides an average balance and net interest income analysis for the years 1996, 1995 and 1994.

The net interest margin, also shown in Table 1, is computed by dividing net interest income by average earning assets and provides an indication of LSB's efficiency in generating income from earning assets. With the favorable interest rate environment of 1996, LSB's net interest margin increased one basis point to 5.14% from the 5.13% posted in 1995. Increased loan volume significantly contributed to the gain in LSB's net interest income. The gain in taxable equivalent net interest income for 1996 was $1,494,000 or 8.6% compared to a gain of $856,000 or 5.2% in 1995. A more detailed discussion of the volume and rate variance is held under the sections of Earning Assets and Interest-Bearing Liabilities. An analysis of volume and rate variance is presented in Table 2.

Interest rates on interest-bearing liabilities decreased seven basis points in 1996, while the interest yields on earning assets decreased six basis points. Interest expense for the current year increased $704,000 or 6.1%, while interest income increased $2,198,000 or 7.6%.

                                 EARNING ASSETS

As reported in Table 1, the gain in average earning assets for 1996 was nearly twice that of the previous year. Total earning assets for 1996 increased $28,512,000 or 8.4% compared to 1995, which posted a gain of $14,721,000 or 4.5%
over 1994. The 1994 gain in earning assets was $22,601,000 or 7.5%.

Loan portfolio growth in 1996 was exceptionally strong. The average balance of the loan portfolio increased $32,618,000 or 15.2% in 1996 compared to gains of $11,791,000 or 5.8% in 1995 and $12,816,000 or 6.8% in 1994. As shown in Table
2, the 1996 increase in loan balances accounted for an income gain related to volume of $3,052,000 compared to 1995's gain of $1,043,000. The negative rate variance in 1996 of $238,000 resulted from the decline of eleven basis points in average loan yields.

INVESTMENT SECURITIES PORTFOLIO MATURITY SCHEDULE
 ..................................................

                                                          December 31, 1996

 Table 5                                                             Weighted
 (In thousands)                                          Carrying     Average
                                                            Value    Yield (1)
                                                        ---------------------
 U.S. Treasury securities:
   Within one year ...................................   $  8,510        6.53%
   One to five years .................................     23,028        5.94
                                                         --------
    Total ............................................    31 ,538        6.10
                                                         --------

 U.S. government agencies obligations:
   Within one year ...................................      5,496       5.22
   One to five years .................................     21,974       5.90
                                                         --------
    Total ............................................     27,470       5.76
                                                         --------

 Obligations of states and political subdivisions:
   Within one year ...................................      1,952      11.36
   One to five years .................................     1 ,094      10.60
   Five to ten years .................................      7,856       8.68
   After ten years ...................................      9,584       8.55
                                                         --------
    Total ............................................     30,486       9.50
                                                         --------
 Federal Home Loan Bank ..............................      1,123       7.25
                                                         --------
 Total portfolio .....................................   $ 90,617       7.48
                                                         ========


(1) Income related to securities and loans exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

AVERAGE TOTAL DEPOSITS
 ......................

Table 6
(In thousands)

                                    1996                    1995                        1994
                            AVERAGE      AVERAGE    Average     Average        Average      Average
                            BALANCE       RATE      Balance       Rate         Balance        Rate
                            -------------------    --------------------       ---------------------
Demand deposits...........  $  41,134              $  38,925                  $  38,203
N.O.W. account deposits...     68,836      2.68%      61,669       2.85%         38,765        2.13%
Money market deposits.....     60,732      3.42       63,566       3.63          81,815        2.96
Regular savings deposits..     33,792      2.29       33,897       2.59          32,912        2.67
Time deposits.............    131,716      5.37      119,393       5.41         112,224        4.00
                              -------                -------                    -------
  Total deposits(1).......  $ 336,210              $ 317,450                  $ 303,919
                              =======                =======                    =======

                                                                             DECEMBER 31, 1996
                                                                 OVER 3           OVER 6
                                              3 MONTHS          THROUGH          THROUGH           OVER 12
                                              OR LESS           6 MONTHS         12 MONTHS         MONTHS       TOTAL
                                              =======================================================================
Time deposit maturity schedule:(2)
Time deposits of $100,000 or more..........   $24,718           $15,149          $3,508            $363       $43,738

Both the taxable and the tax exempt investment securities portfolios were decreased in 1996 to accommodate the significant growth in the loan portfolio. As a result, the average balance as reported in Table 1 shows a decline in 1996 compared to 1995. Average balances of taxable investment securities were decreased by $5,087,000 or 6.7% and tax exempt investment securities were decreased $202,000 or .7%. As shown in Table 2, this produced negative volume variances of $308,000 for taxable securities and $19,000 for tax exempt securities. Yields on taxable investments decreased 26 basis points in 1996 creating a negative rate variance of $193,000, while a decline of 28 basis points in the yields on tax exempt investments created a negative rate variance of $86,000. The average funds invested in federal funds sold in 1996 remained near the 1995 level and produced a modest $4,000 volume variance. Yields on these investments decreased 57 basis points in 1996, creating a negative rate variance of $104,000. In 1995 LSB joined the Federal Home Loan Bank ("FHLB"). The average investment in the FHLB in 1996 was $1,111,000 and produced interest income of $90,000. As of the latest reported period, the registrant is not aware of any issuer, and the aggregate book value and aggregate market value of the securities of such issuer, when the aggregate book value of such securities exceeds ten percent of the registrant's shareholders' equity.

                         INTEREST-BEARING LIABILITIES

Growth in average interest-bearing liabilities for 1996 was significantly higher than that of the previous year. The volume increase in interest-bearing liabilities for 1996 was $22,816,000 or 8.2% compared to increases of $11,754,000 or 4.4% in 1995 and $14,522,000 or 5.7% in 1994. Interest rates paid on liabilities declined seven basis points in 1996 compared to an increase of 85 basis points in 1995 and an increase of seven basis points in 1994. The majority of LSB's interest-bearing liabilities consist of savings and time deposits. The increase in these deposits for 1996 was $16,551,000 or 5.9% compared to gains of $12,809,000 or 4.8% in 1995 and $14,214,000 or 5.7% in 1994. The volume variance produced by 1996's gain in interest-bearing deposits, as shown in Table 2, was a positive $660,000. The negative rate variance in 1996 of $286,000 resulted from the decline of ten basis points in the average rate paid on interest-bearing deposits.

Securities sold under agreements to repurchase account for a small proportion of total interest-bearing liabilities. The average volume of these liabilities increased $2,007,000 in 1996 while the interest rates paid decreased 47 basis points. These factors accounted for a positive volume variance in 1996 of $65,000 and a negative rate variance of $7,000.

Table 1 shows an average balance for 1996 of borrowings from the Federal Home Loan Bank of $4,258,000 and an interest expense related to those borrowings of $272,000. These amounts are the result of a principal reducing credit ("PRC") borrowing from the FHLB that was executed in July of 1996. These funds were secured to service the strong loan demand experienced in 1996.

Average deposits are presented in Table 6 by type and rate for the years 1996, 1995 and 1994. Average interest rates paid on all interest-bearing deposits decreased from 1995 to 1996. Time deposit interest rates declined a marginal four basis points in 1996, after a dramatic increase of 141 basis points in 1995 and a very modest increase of eight basis points in 1994. N.O.W. account interest rates were down 17 basis points in 1996 after an increase of 72 basis points in 1995 and a decline of 14 basis points in 1994. The average rate paid on money market deposits decreased 21 basis points in 1996 after increasing 67 basis points in 1995 and increasing 22 basis points in 1994. Interest rates on regular savings deposits were reduced 30 basis points in 1996 after a drop of eight basis points in 1995 and an increase of nine basis points in 1994.

LSB experienced its largest growth in time deposits in 1996. This category gained $12,323,000 or 10.3% in 1996 following an increase of $7,169,000 or 6.4% in 1995 and an increase of $2,739.000 or 2.5% in 1994. In 1995, certain large municipal deposit accounts with balances totaling approximately
$20 million transferred from money market to N.O.W. accounts. Growth in 1996 in N.O.W. accounts came from these municipal accounts. N.O.W. account deposits gained $7,167,000 or 11.6% in 1996 compared to 1995. Money market deposits, on the other hand, declined $2,834,000 or 4.5% in 1996. Regular savings accounts posted a slight decline of $105,000 or .3% in 1996 compared to an increase of $985,000 or 3.0% in 1995 and an increase of $4,411,000 or 15.5% in 1994.

                  CAPITAL RESOURCES AND SHAREHOLDERS' EQUITY

Deregulation continues to place burdens on the banking industry's capital position. Within this environment of regulatory change, sound capital adequacy continues to represent a major safety factor for both shareholders and depositors. A well-capitalized financial institution can withstand the pressures of an uncertain economy. It is also in an excellent position to maximize growth opportunities as economic conditions improve. It is primarily this safety factor for which governmental regulators look.

Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off balance sheet contingencies. At December 31, 1996, based on these measures, Bancshares' ratio for Tier 1 capital was 20.67% compared to the regulatory minimum risk-based capital ratio requirement of 4%. Bancshares' Tier 2 capital ratio at this date was 21.90% compared to the regulatory requirement of 8%.

SUMMARY OF LOAN PORTFOLIO
 .........................

Table 7
(In thousands)

                                                                 1996          1995          1994         1993           1992
                                                               ===============================================================
Loans secured by real estate:
Secured by real estate, excluding loans secured by 1-4
  family residences..........................................  $ 29,905     $  39,429      $ 42,811     $ 43,144     $  41,181
Revolving credit secured by 1-4 family residences............    23,997        22,066        18,699       17,983        16,832
Other loans secured by 1-4 family residences.................   125,753        81,365        68,461       67,384        62,580
                                                                -------       -------       -------      -------       -------
    Total loans secured by real estate.......................   179,655       142,860       129,971      128,511       120,593
Commercial, financial and agricultural.......................    30,843        28,170        22,952       20,742        23,939
Installment loans to individuals ............................    53,653        48,107        44,943       41,949        34,852
All other loans..............................................     7,893         7,530         7,386        4,970         4,494
                                                                -------       -------       -------      -------       -------
    Total loans, net of unearned income*.....................  $272,044      $226,667      $205,252     $196,172     $ 183,878
                                                                =======       =======       =======      =======       =======


*The bank has no foreign loan activity.

MATURITY SCHEDULE OF LOANS(1)
 ..............................

                                                         December 31, 1996
                                            Commercial
                                          and Industrial     Mortgage            Total
                                          ===============================================
Due in 1 year or less...................    $57,370           $28,592           $85,962
Due after 1 year through
  5 years:
    Fixed interest rates ...............     31,339            11,534            42,873
    Floating interest rates.............      7,356            19,490            26,846
Due after 5 years:
    Fixed interest rates................      1,274             8,073             9,347
    Floating interest rates.............      1,942            53,399            55,341


(1) Excluding installment loans.

ANALYSIS OF RESERVE FOR LOAN LOSSES
 ...................................

Table 8
(In thousands)

                                                                                         As of Or For the Years Ended
                                                                                                   December 31
                                                                          1996          1995        1994        1993         1992
                                                                      ============================================================
   Average amount of loans outstanding, net of unearned income....... $246,998     $ 214,380   $ 202,589    $189,723     $177,561
    Amount of loans outstanding, net of unearned income..............  272,044       226,667     205,252     196,172      183,878
Reserve for loan losses:
      BALANCE ON JANUARY 1........................................... $  2,730      $  2,641   $   2,775    $  2,704     $  2,135
                                                                       -------       -------    --------     -------      -------
      Loans charged off:
      Secured by real estate.........................................       57            49                                   30
      Commercial and industrial......................................       16            15         284         861          111
      Installment....................................................      174           143         118         139          203

      Credit card....................................................       77            56          28          19           26
                                                                       -------       -------    --------     -------      -------
        Total charge-offs............................................      324           263         430       1,019          370
                                                                       -------       -------    --------     -------      -------
    Recoveries of loans previously charged off:
      Secured by real estate.........................................                     11           7
      Commercial and industrial......................................                                 10          62           42
      Installment....................................................       83            75          45          74           42
      Credit card....................................................       24            14          15          13           12
                                                                       -------       -------    --------     -------      -------
        Total recoveries.............................................      107           100          77         149           96
                                                                       -------       -------    --------     -------      -------
    Net loans charged off............................................      217           163         353         870          274
                                                                       -------       -------    --------     -------      -------
    Provision for loan losses........................................      562           252         219         941          843
                                                                       -------       -------    --------     -------      -------
    BALANCE ON DECEMBER 31........................................... $  3,075     $   2,730   $   2,641    $  2,775       $2,704
                                                                       =======       =======    ========     =======      =======
    Ratio of net charge-offs of loans to average loans
       outstanding during the year...................................      .09%          .08%        .17%        .46%         .15%



In January of 1996, the Board of Directors announced a five-for-four stock split payable February 15, 1996. This added 1,075,961 shares to Bancshares' outstanding stock. During 1996, capital stock issued under Bancshares' stock option benefit plan added an additional 28,504 shares to the company's outstanding capital stock.

Following the stock split, Bancshares' Board of Directors voted to increase the quarterly cash dividend to 10 cents per share, an increase of 4.4% over the previously stated quarterly rate. Total cash dividends declared as a percentage of net income amounted to 36.96% in 1996 compared to 43.09% in 1995 and 42.05% in 1994. In 1996, shareholders' equity increased 7.4% compared to 8.2% in 1995 and 5.8% in 1994.

The number of shareholders holding Bancshares stock total approximately 3,000 at December 31, 1996. Participants in Bancshares' dividend reinvestment plan total 1,040, representing 34.7% of total shareholders. The total number of shares that are 100% reinvestment of dividends are 1,280,412 shares or 23.7% of the outstanding stock.

                              NONINTEREST INCOME

Noninterest income for 1996 increased $869,000 or 26.8% compared to an increase of $641,000 or 24.6% in 1995 and a decrease of $611,000 or 19.0% in 1994. The decrease in 1994 resulted from mortgages LSB carried for sale to Freddie Mac in the secondary market. These mortgages were marked held for sale at the lower of cost or market value in accordance with the Financial Accounting Standards Board Statement No. 65 (SFAS 65), "Accounting for Certain Mortgage Banking Activities".

Fee income on service charges on deposit accounts for 1996 increased $216,000 or 11.9% while the 1995 income remained virtually unchanged compared to 1994. The 1994 increase in service charges on deposit accounts was $23,000 or 1.3%. The gain in 1996 service charge income is the result of an increased fee structure implemented by the Bank in November of 1995. The gain in other operating income for 1996 was $542,000 or 38.2% compared to an increase of $310,000 or 27.9% in 1995 and an increase of $58,000 or 5.5% in 1994. Financial statement Note 11 details material items contained in other operating income. Fee income generated in 1996 accounted for the majority of the increase in these items. This category increased $153,000 or 64.8% in 1996 compared to 1995 following a modest gain of $28,000 compared to 1994. Trust income for 1996 increased $93,000 or 29.5% compared to 1995 after remaining relatively flat compared to 1994. Credit card fee income in 1996 increased $71,000 or 24.7% compared to an increase of $68,000 or 31.1% in 1995 and an increase of $54,000 or 32.7% in 1994.

                             NONINTEREST EXPENSE

Total noninterest expense for 1996 increased $417,000 or 3.2% compared to $914,000 or 7.5% in 1995 and $762,000 or 6.7% in 1994.

Personnel expense represented the largest dollar increase of noninterest expense. Personnel expense, consisting of both employee salaries and benefits, increased $187,000 or 2.5% in 1996 compared to $523,000 or 7.5% in 1995 and
$385,000 or 5.9% in 1994. In 1996, full-time equivalent employees totaled 239, for a net decrease of ten employees in the current year compared to a decrease of five employees in 1995 and a gain of two employees in 1994. Restructuring charges of $522,000 were incurred in 1996 as a part of LSB's strategic plan for improving operation efficiencies. The restructuring plan included an offer for early retirement to all employees 55 years of age with ten years of service. Of this group, 68% opted for early retirement, which was effective March 31, 1996.

Occupancy expense has remained relatively stable during the past three years. In 1996, occupancy expense decreased $18,000 or 2.3% compared to an increase of $22,000 or 2.9% in 1995 and a decrease of $12,000 or 1.6% in 1994. Equipment depreciation and maintenance expense has increased slightly in each of the past three years as LSB has added to its technological capability. In 1996, this expense increased $74,000 or 11.2% compared to increases of $48,000 or 7.8% in 1995 and $90,000 or 17.2% in 1994.

Other operating expenses in 1996 decreased $348,000 or 8.3% compared to increases of $321,000 or 8.3% in 1995 and $299,000 or 8.4% in 1994. Financial
statement Note 11 details the material items contained in other operating expenses. Automated services expense for 1996 was $879,000, an increase of $118,000 or 15.5% compared to $761,000 in 1995. The 1996 increase is the result of the Bank's expanding automation program to enhance customer service and improve operating efficiencies. Stationery, printing and supplies expense for 1996 remained nearly the same as 1995 following a modest increase of 1994.

The Federal Deposit Insurance Corporation (FDIC) reduced its insurance premium assessment in the third quarter of 1995 and also issued a refund for overpayment of prior insurance premiums paid. Consequently, the FDIC assessment decreased $355,000 or 99.4% in 1996 compared to a decrease of $305,000 or 46.2% in 1995 and an increase of $32,000 or 5.1% in 1994.



NONPERFORMING ASSETS
 .......................

Table 9
(In thousands)

                                                                                        1996             1995         1994
                                                                                     =====================================
Nonaccrual loans:
  Secured by real estate......................................................           352           $  990       $    0
  Commercial and industrial...................................................             0               50            0

Restructured loans............................................................           259              289            0

Other real estate acquired through foreclosed properties......................         1,125              988        1,059

Accruing loans which are contractually past due 90 days or more...............           231              206        1,035
                                                                                     -------           ------       ------
Total nonperforming assets....................................................       $ 1,967           $2,523       $2,094
                                                                                     =======           ======       ======
Nonperforming assets to:
  Loans outstanding at end of year............................................           .72%            1.11%        1.02%
  Total assets at end of year.................................................           .47              .67          .59

The loss of interest income associated with nonperforming loans at December 31:
                                                                                        1996             1995         1994
                                                                                     =====================================
Interest income that would have been recorded in accordance with
  original terms..............................................................       $    29           $   17       $   71

Less interest income actually recorded........................................             0                3            0
                                                                                     -------           ------       ------
Loss of interest income.......................................................       $    29           $   14       $   71
                                                                                     =======           ======       ======

ALLOCATION OF RESERVE FOR LOAN LOSSES*
 ..........................................

Table 10
(In thousands)      1996            1995             1994            1993            1992
                         LOANS           Loans           Loans           Loans           Loans
                             %               %               %               %               %
                         TOTAL           Total           Total           Total           Total
               AMOUNT    LOANS  Amount   Loans  Amount   Loans  Amount   Loans  Amount   Loans
               ---------------  --------------  --------------  --------------  --------------
Commercial     $1,467    35.8%  $1,297   33.1%  $1,254   29.7%  $1,330   27.3%  $1,682   28.2%
Mortgage          723    44.5%     642   45.3%     620   46.9%     625   49.6%     635   50.0%
Installment       766    18.5%     675   20.4%     652   22.3%     682   22.1%     287   21.8%
Credit card        29     1.2%      26    1.2%      25    1.1%      28    1.0%
Unallocated        90               90              90             110             100
                -----   -----    -----  -----    -----  -----    -----  -----    -----  -----
        Total  $3,075   100.0%  $2,730  100.0%  $2,641  100.0%  $2,775  100.0%  $2,704  100.0%
                =====   =====    =====  =====    =====  =====    =====  =====    =====  =====


* The reserve for loan losses has been allocated only on an approximate basis. The entire amount of the reserve is available to absorb losses occurring in any category. The allocation is not necessarily indicative of future losses.

                 ASSET QUALITY AND PROVISION FOR LOAN LOSSES

The reserve for loan losses was $3,075,000 or 1.13% of loans outstanding at December 31, 1996 compared to $2,730,000 or 1.20% of loans outstanding at December 31, 1995. The provision for loan losses was increased $310,000 or 123.0% in 1996 to keep pace with the dramatic growth in the loan portfolio. In 1995, that increase over the 1994 provision to maintain an adequate loan loss reserve was $33,000 or 15.1%. Net charge-offs for 1996 were $217,000 or .09% of average loans outstanding, compared to 1995 net charge-offs of $163,000 or .08% of average loans. Additional information regarding the reserve for loan losses is contained in Table 8, "Analysis of Reserve for Loan Losses". Nonperforming assets as of December 31, 1996 were down $556,000 compared to December 31, 1995 and represented .47% of total assets. Nonperforming assets include nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. Nonaccrual loans totaling $352,000 at December 31, 1996 represented one loan secured by real estate. Restructured loans at December 31, 1996 totaled $259,000. Accruing loans past due 90 days or more were $231,000 at December 31, 1996, an increase of 12.1% from the level of $206,000 at December 31, 1995. The accrual of interest is generally discontinued on all loans that become 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. Table 9, "Nonperforming Assets," discloses the components of nonperforming assets. At December 31, 1996, the reserve for loan losses was 1.56 times nonperforming loans, up from 1.08 times nonperforming loans at December 31, 1995. Based on the current loan portfolio and levels of current problem assets and potential problem loans, management believes the provision for loan losses to be adequate. In management's judgment, the allocation of the reserve for loan losses for 1996 reflected in Table 10 accurately reflects the inherent risks associated with each of the various lending categories.

As a part of credit administration, management regularly reviews and grades its loan portfolio for purposes of determining asset quality and the need to make additional provisions for loan losses. The reserve for loan losses represents management's estimate of an amount adequate to provide for the risk of future losses inherent in the loan portfolio. In its on-going analysis of the reserve for loan losses and its adequacy, management considers LSB's historical loan loss experience, the economic risks associated with each of the lending categories, the amount of past due and nonperforming loans, underlying collateral values securing loans and credit concentrations or other factors which might affect potential credit losses.

LSB is also subject to regulatory examinations and determinations as to the adequacy of its reserve for loan losses, which may take into account such factors as the methodology used to calculate the reserve and the size of the reserve in comparison to peer banks identified by the regulatory agencies. During 1996, all credit relationships of $50,000 or more were reviewed as a part of LSB's credit administration. A review of large credits was conducted by a regulatory agency examination, revealing that there were no material problem credits that had not been previously identified by management.

QUARTERLY FINANCIAL DATA
 ...........................


Table 11
(In thousands except per share data)

                                       DECEMBER 31, 1996                            December 31, 1995
                              1ST QTR. 2ND QTR.  3RD QTR.  4TH QTR.    1st Qtr.   2nd Qtr.  3rd Qtr.   4th Qtr.
                              -------------------------------------    ----------------------------------------
Interest income............... $7,141  $7,141     $7,749   $8,261       $6,638     $6,971    $7,230    $7,212
Interest expense..............  2,851   2,790      3,160    3,351        2,651      2,874     2,992     2,931
                                -----   -----      -----    -----        -----      -----     -----     -----
Net interest income...........  4,290   4,351      4,589    4,910        3,987      4,097     4,238     4,281
Provision for loan losses.....     73     143        103      243           63         63        63        63
                                -----   -----      -----    -----        -----      -----     -----     -----
Net interest income after
    provision for loan losses.  4,217   4,208      4,486    4,667        3,924      4,034     4,175     4,218
                                -----   -----      -----    -----        -----      -----     -----     -----
Noninterest income............    955   1,128        999    1,031          736        755       804       949
                                -----   -----      -----    -----        -----      -----     -----     -----
Noninterest expens............  3,753   3,279      3,247    3,250        3,294      3,355     3,208     3,255
                                -----   -----      -----    -----        -----      -----     -----     -----
Income before income taxes....  1,419   2,057      2,238    2,448        1,366      1,434     1,771     1,912

Income taxes..................    345     555        666      757          328        345       463       565
                                -----   -----      -----    -----        -----      -----     -----     -----
Net income.................... $1,074  $1,502     $1,572   $1,691       $1,038     $1,089    $1,308    $1,347
                                =====   =====      =====    =====        =====      =====     =====     =====
Earnings per share*........... $  .20  $  .28     $  .29   $  .31       $  .19     $  .20    $  .24    $  .25


* Earnings per share have been restated in this table to give effect to the five-for-four stock split paid February 15, 1996.


There are, however, additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy and factors affecting particular borrowers, management's judgment as to the adequacy of the reserve for loan losses is necessarily approximate and imprecise. In its oversight of the credit review process, management has not identified any undue economic risks associated with the various lending categories, nor any significant credit concentrations within these categories.

Loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed in Table 9, "Nonperforming Assets", do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                                 INCOME TAXES

Bancshares' effective tax rate increased to 28.5% in 1996 from 26.2% in 1995 compared to 24.2% in 1994. Financial statement Note 7 provides a reconciliation between the amount of taxes computed using the statutory tax rate and the actual tax expense. The increase in Bancshares' effective tax rate for 1996 was primarily the result of higher taxable income.

                                   INFLATION

For financial institutions, the effects of inflation and governmental programs to control it tend to vary from non-bank companies. The impact is more likely to be felt by banking institutions in the interest rate associated with earning assets and interest-bearing liabilities. Reduced inflation tends to improve interest margins associated with interest-bearing assets and liabilities.

Broad-ranged economic conditions such as inflation, and governmental efforts to spur economic growth, are difficult for individual companies to respond to effectively. Consistent long-term management is the key to dealing with such conditions. The objective of management in such times is to remain positioned for growth when the economy rebounds. Management seeks to do this through its long-range budget and profit-planning process.

                       ACCOUNTING AND REGULATORY ISSUES

The Financial Accounting Standards Board ("FASB") issued Statement No. 122 ("SFAS 122") "Accounting for Mortgage Servicing Rights" in May 1995 effective for financial years beginning after December 15, 1995. SFAS 122 was an amendment to SFAS 65 "Accounting for Certain Mortgage Banking Activities". SFAS 122 amended SFAS 65 to eliminate the accounting distinction between purchased mortgage servicing rights and originated mortgage servicing rights and required that these assets, together known as mortgage servicing rights, be treated as a single asset for financial statement purposes. In June 1996, FASB issued SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which becomes effective January 1, 1997 and supersedes Statement No. 122. SFAS 125 applies an accounting treatment similar to that outlined in SFAS 122 for mortgage servicing rights and extends it to servicing assets on all financial assets. On December 18, 1996, the Federal Financial Institutions Examination Council ("FFIEC") issued a press release stating that for purposes of the Reports of Condition and Income ("Call Reports"), banks must adopt the provisions of SFAS 125 for transfers and servicing of financial assets occurring after December 31, 1996. SFAS 125 gives accounting recognition to mortgage servicing contracts similar to that prescribed in Statement No. 122 and extends that recognition to servicing contracts for all types of financial assets. In addition, SFAS 125 eliminates the current distinction between "normal" and "excess" servicing fees and will generally reclassify these cash flows into two new types of assets: "servicing assets" and certain related interest-only financial assets known as "interest-only strips receivable." Under the FFIEC's regulatory capital guidance the aggregated amount of mortgage servicing assets and purchased credit card relationships would be limited to no more than 50 percent of Tier 1 capital. As well, banking institutions would remain subject to the restriction limiting the amount of mortgage servicing assets and purchased credit card relationships that may be recognized for Tier 1 capital purposes. While Bancshares originates mortgages for sale in the secondary market to Freddie Mac, which result in mortgage servicing rights, the servicing rights resulting from this activity is relatively small. Consequently, the effect on Bancshares' financial position and operating results from the adoption of SFAS 122 and the subsequent adoption of SFAS 125 is anticipated to be minimal.

In November 1995, the Federal Reserve Board issued a Supplement to Supervisory Release ("SR") 95-51 "Rating the Adequacy of Risk Management Processes and Internal Controls at State Member Bank and Bank Holding Companies." SR 95-51 instructed Federal Reserve System examiners to assign a formal supervisory rating to the adequacy of an institution's risk management processes, including its internal controls. The specific rating of risk management and internal controls gave significant weight to examiners' evaluation of management under the bank (CAMEL) and bank holding company (BOPEC) rating systems. The formal rating of risk management was intended to highlight and incorporate both the quantitative and qualitative aspects of an examiner's review of an institution's overall process of identifying, measuring, monitoring and controlling risk and to facilitate appropriate follow-up action. SR 95-51 placed emphasis on the roles of senior management and the board of directors, adequate policies and limits, accurate and independent measurement procedures and assessments of risk and strong internal controls. Risk management ratings under SR 95-51 became effective for examinations and inspections commencing on or after January 2, 1996. On December 20, 1996, the FDIC Board of Directors adopted a revised Federal Financial Institutions Examination Council ("FFIEC") policy statement on "Uniform Financial Institutions Rating System" ("UFIRS"), replacing the 1979 statement of policy. This is an internal rating system used by both federal and state regulators for assessing the soundness of a financial institution. The major change under UFIRS, as adopted by the FDIC, is an increased emphasis on the quality of risk management practices and the addition of a sixth component to the CAMEL rating system of Sensitivity to market risk. The sixth component is intended to address the degree to which changes in interest rates affect an institution's earnings or capital and the institution's ability to monitor and manage its market risk. Adoption of this examination policy by the regulatory agencies will not affect the financial position and operating results of Bancshares.

CONSOLIDATED BALANCE SHEETS
 ..............................

                                                                                     December 31
                                                                          -----------------------------------
(In thousands)                                                               1996                    1995
-------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks (Note 2).....................................    $ 20,611                  $ 17,581
                                                                           --------                  --------
  Federal Funds Sold...................................................      26,720                    10,025
                                                                           --------                  --------
  Investment Securities (Note 3):
    Held to Maturity, Market value $67,981 and $84,679.................      66,991                    82,922
                                                                           --------                  --------
    Available for Sale, Market value $23,626 and $26,046...............      23,626                    26,046
                                                                           --------                  --------
  Loans (Note 10):
      Commercial.......................................................      97,431                    74,980
      Installment......................................................      53,525                    48,972
      Mortgage.........................................................     121,088                   102,715
                                                                           --------                  --------
          Total Loans..................................................     272,044                   226,667
      Less, Reserve for Loan Losses (Note 4)...........................      (3,075)                   (2,730)
                                                                           --------                  --------
        Net Loans......................................................     268,969                   223,937
                                                                           --------                  --------
  Premises and Equipment (Note 5)......................................       8,840                     8,733
                                                                           --------                  --------
  Other Assets.........................................................       5,843                     5,782
                                                                           --------                  --------
        Total Assets...................................................    $421,600                  $375,026
                                                                           ========                  ========

  LIABILITIES
  Deposits:
      Demand...........................................................    $ 43,987                  $ 42,660
      Savings, N.O.W. and Money Market Accounts........................     166,077                   159,894
      Certificates of Deposit of less than $100,000....................     101,018                    97,757
      Certificates of Deposit of $100,000 or more......................      43,738                    22,978
                                                                           --------                  --------
        Total Deposits.................................................     354,820                   323,289
  Securities Sold Under Agreements to Repurchase.......................       3,285                     1,494
  Borrowings from Federal Home Loan Bank...............................       9,167
  Other Liabilities....................................................       2,641                     2,133
                                                                           --------                  --------
        Total Liabilities..............................................     369,913                   326,916
                                                                           --------                  --------

  SHAREHOLDERS' EQUITY
  Capital Stock: Common, authorized 10,000,000 shares, Par Value $5,
       issued 5,403,539 shares in 1996 and 5,375,035 shares in 1995....      27,018                    21,495
  Paid-In Capital......................................................      11,331                    11,255
  Retained Earnings....................................................      13,337                    15,048
  Unrealized Gain on Securities Available for Sale, Net of Taxes.......           1                       312
                                                                           --------                  --------
        Total Shareholders' Equity.....................................      51,687                    48,110
                                                                           --------                  --------
        Total Liabilities and Shareholders' Equity.....................    $421,600                  $375,026
                                                                           ========                  ========

Commitments and Contingencies (Note 9)
Notes to consolidated financial statements are an integral part hereof.

CONSOLIDATED STATEMENTS OF INCOME
 .....................................


                                                                                            Years Ended December 31
                                                                                   ------------------------------------------
(In thousands, except per share amounts)                                               1996            1995             1994
-----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
    Interest and Fees on Loans..................................................   $ 23,104         $ 20,290         $ 17,245
    Interest on Investment Securities:
      Taxable...................................................................      4,266            4,767            4,263
      Tax Exempt................................................................      1,866            1,928            1,942
    Federal Home Loan Bank......................................................         90                0                0
    Federal Funds Sold..........................................................        966            1,066              943
                                                                                   --------         --------         --------
        Total Interest Income...................................................     30,292           28,051           24,393
                                                                                   --------         --------         --------

INTEREST EXPENSE
    Deposits....................................................................     11,776           11,402            8,622
    Securities Sold Under Agreements to Repurchase..............................        104               46               73
    Borrowings from Federal Home Loan Bank......................................        272                0                0
                                                                                   --------         --------         --------
        Total Interest Expense..................................................     12,152           11,448            8,695
                                                                                   --------         --------         --------

NET INTEREST INCOME.............................................................     18,140           16,603           15,698
PROVISION FOR LOAN LOSSES (NOTE 4)..............................................        562              252              219
                                                                                   --------         --------         --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.............................     17,578           16,351           15,479
                                                                                   --------         --------         --------

NONINTEREST INCOME
    Service Charges on Deposit Accounts.........................................      2,032            1,816            1,812
    Gains (Losses) on Sales of Mortgages........................................        119                8             (368)
    Gains on Sales of Investment Securities.....................................          0                0               49
    Other Operating Income (Note 11)............................................      1,962            1,420            1,110
                                                                                   --------         --------         --------
        Total Noninterest Income................................................      4,113            3,244            2,603
                                                                                   --------         --------         --------

NONINTEREST EXPENSE
    Personnel Expense...........................................................      7,656            7,469            6,946
    Occupancy Expense...........................................................        766              784              762
    Equipment Depreciation and Maintenance......................................        734              660              612
    Other Operating Expense (Note 11)...........................................      3,851            4,199            3,878
    Restructuring Charges (Note 16).............................................        522                0                0
                                                                                   --------         --------         --------
      Total Noninterest Expense.................................................     13,529           13,112           12,198
                                                                                   --------         --------         --------

INCOME BEFORE INCOME TAXES......................................................      8,162            6,483            5,884
Income Taxes (Note 7)...........................................................      2,323            1,701            1,422
                                                                                   --------         --------         --------
NET INCOME......................................................................   $  5,839         $  4,782         $  4,462
                                                                                   ========         ========         ========
EARNINGS PER SHARE:
    Based on 5,393,813 for 1996, 5,365,497 for 1995 and 5,338,545 for 1994
       average shares outstanding adjusted for five-for-four stock split paid
       February 15, 1996 and March 31, 1994.....................................   $   1.08         $    .89         $    .84


Notes to consolidated financial statements are an integral part hereof

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
 ................................................................

                                              Common Stock                                Net Unrealized Gain (Loss)       Total
                                             ---------------       Paid-In       Retained             on Securities    Shareholders'
                                            Shares    Amount       Capital       Earnings        Available for Sale        Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993.............. 3,398,526  $16,993      $11,040       $14,003                                    $42,036

Net income................................                                         4,462                                      4,462

Cash dividends declared on
  common stock............................                                        (1,876)                                    (1,876)

Common stock issued in five-for-four
  stock split, including cash for
  fractional shares.......................   850,053    4,250                     (4,262)                                       (12)

Common stock issued for stock
  options exercised.......................    19,119       95           83                                                      178

Unrealized gain on securities
  available for sale, impact of
  accounting change at January 1,
  1994, net of deferred income taxes......                                                               $  95                   95

Unrealized loss on securities
  available for sale, net of
  deferred income taxes...................                                                                (408)                (408)
                                           ---------  -------      -------       -------                 -----              -------
Balance at December 31, 1994.............. 4,267,698   21,338       11,123        12,327                  (313)              44,475

Net income................................                                         4,782                                      4,782

Cash dividends declared on
  common stock............................                                        (2,061)                                    (2,061)

Common stock issued for stock
  options exercised.......................    31,376      157          132                                                      289

Unrealized gain on securities
  available for sale, net of
  deferred income taxes...................                                                                 625                  625
                                           ---------  -------      -------       -------                 -----              -------
Balance at December 31, 1995.............. 4,299,074   21,495       11,255        15,048                   312               48,110

NET INCOME................................                                         5,839                                      5,839

CASH DIVIDENDS DECLARED ON
  COMMON STOCK............................                                        (2,158)                                    (2,158)

COMMON STOCK ISSUED IN FIVE-FOR-FOUR
  STOCK SPLIT, INCLUDING CASH FOR
  FRACTIONAL SHARES....................... 1,075,961    5,380                     (5,392)                                       (12)

COMMON STOCK ISSUED FOR STOCK
  OPTIONS EXERCISED.......................    28,504      143           76                                                      219

UNREALIZED LOSS ON SECURITIES
  AVAILABLE FOR SALE, NET OF
  DEFERRED INCOME TAXES...................                                                                (311)                (311)
                                           ---------  -------      -------       -------                 -----              -------
BALANCE AT DECEMBER 31, 1996.............. 5,403,539  $27,018      $11,331       $13,337                 $   1              $51,687
                                           =========  =======      =======       =======                 =====              =======

         Notes to consolidated financial statements are an integral part hereof.

CONSOLIDATED STATMENTS OF CASH FLOWS
 .........................................

                                                                                                 YEARS ENDED DECEMBER 31
                                                                                             --------------------------------
(In thousands)                                                                               1996          1995          1994
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net Income........................................................................   $  5,839        $ 4,782      $   4,462
    Adjustments to reconcile net income to net cash:
        Depreciation and amortization.................................................        755            706            685
        Securities premium amortization and discount accretion, net...................         46        (   252)     (     258)
        Increase in loans held for sale...............................................   (  3,594)       (   914)     (     690)
        Deferred income tax...........................................................   (    406)           453      (       1)
        Income taxes payable..........................................................        217        (   361)           171
        (Increase) decrease in income earned but not received.........................        161        (   297)     (     219)
        Increase (decrease) in interest accrued but not paid..........................        305            212      (       9)
        Provision for loan losses.....................................................        562            252            219
        Gain on sale of investment securities.........................................                                (      49)
        Gain on sale of premises and equipment........................................     (    9)       (     2)     (       6)
                                                                                         --------        -------      ---------
            Net cash provided by operating activities.................................      3,876          4,579          4,305
                                                                                         --------        -------      ---------
CASH FLOW FROM INVESTING ACTIVITIES
    Purchases of securities held to maturity..........................................    ( 3,000)       (17,324)     (  26,944)
    Proceeds from maturities of securities held to maturity...........................     18,898         21,456         20,122
    Proceeds from sales of securities held to maturity................................                                    4,026
    Purchases of securities available for sale........................................    (10,564)       (11,988)     (  23,216)
    Proceeds from maturities of securities available for sale.........................     12,500         10,000          2,500
    Proceeds from sales of securities available for sale..............................                                    4,047
    Net increase in loans made to customers...........................................    (41,999)       (20,666)     (   8,742)
    Purchases of premises and equipment...............................................    (   898)       (   505)     (     249)
    Proceeds from sale of premises and equipment......................................         45             75             36
    Net (increase) decrease in federal funds sold.....................................    (16,695)         2,250         12,725
    Increase in other assets..........................................................    (   195)       (    27)     (     974)
                                                                                         --------        -------      ---------
            Net cash used by investing activities.....................................    (41,908)       (16,729)     (  16,669)
                                                                                         --------        -------      ---------

CASH FLOW FROM FINANCING ACTIVITIES
    Net increase in demand deposits, N.O.W.,
        money market and savings accounts.............................................      7,510          1,821         11,724
    Net increase in time deposits.....................................................     24,021         11,562          1,279
    Net increase (decrease) in securities sold under
        agreements to repurchase......................................................      1,790            787      (   1,372)
    Proceeds from issuance of long-term debt..........................................     10,000
    Payments on long-term debt........................................................    (   833)
    Dividends and fractional shares paid..............................................    ( 2,170)      (  2,061)     (   1,888)
    Net increase (decrease) in other liabilities......................................        526              7      (     142)
    Common stock issued...............................................................  $     218            289            178
                                                                                         --------        -------      ---------
            Net cash provided by financing activities.................................     41,062         12,405          9,779
                                                                                         --------        -------      ---------

Increase (decrease) in cash and cash equivalents......................................  $   3,030            255      (   2,585)
Cash and cash equivalents at beginning of years.......................................     17,581         17,326         19,911
                                                                                         --------        -------       --------
Cash and cash equivalents at end of years.............................................  $  20,611       $ 17,581      $  17,326
                                                                                         ========        =======       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the years for:
        Interest......................................................................   $ 12,071       $ 11,236      $   8,669
        Income taxes..................................................................      2,512          1,618          1,265

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS......................................
    Transfer of loans to other real estate owned......................................  $     331       $    354      $   1,072
    Unrealized gain (loss) on securities available for sale:
        Change in securities available for sale.......................................        471            947      (     474)
        Change in deferred income taxes...............................................        160            322      (     161)
        Change in shareholders' equity................................................        311            625      (     313)



Notes to consolidated financial statements are an integral part hereof.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 ..............................................

As of or for the Years Ended December 31, 1996, 1995 and 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES

    The accounting and financial reporting policies of LSB Bancshares, Inc. ("Bancshares") and its subsidiaries conform to generally accepted accounting principles and prevailing industry practices. The following is a description of significant accounting policies.

Nature of Operations
    Bancshares is a bank holding company organized under the laws of the State of North Carolina and registered under the Bank Holding Company Act of 1956, as amended. Bancshares conducts its domestic financial service business through Lexington State Bank ("Bank") and two non-bank subsidiaries, Peoples Finance Company of Lexington, Inc. ("Peoples") and LSB Financial Services, Inc. Bancshares serves customers primarily in Davidson County, North Carolina.

Consolidation
    The consolidated financial statements include the accounts of Bancshares and its wholly-owned subsidiaries, after eliminating intercompany balances and transactions. Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets since these are not assets or liabilities of Bancshares.

Use of Estimates
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
    Bancshares considers cash and due from banks as cash and cash equivalents for purposes of the consolidated statements of cash flows. Due from bank balances are maintained in other financial institutions.

Investment Securities
    Effective January 1, 1994, Bancshares adopted Statement of Financial Accounting Standards Number 115 "Accounting for Certain Investments in Debt and Equity Securities". Securities that may be sold in response to or in anticipation of changes in interest rates or other factors are classified as available for sale and carried at market value. The unrealized gains and losses on these securities are reported net of applicable taxes in a separate component of shareholders' equity. Securities that Bancshares has the positive intent and ability to hold to maturity are carried at amortized cost. Bancshares does not have any securities held for trading.

    Interest income on securities, including amortization of premiums and accretion of discounts, is recognized using the interest method. Gains and losses on the sale of securities are recognized on a specific identification basis.

Loans
    Loans are generally carried at the principal amount outstanding, net of deferred loan fees. Mortgage loans held for sale are carried at the lower of cost or market value, as determined by outstanding commitments from investors. Interest income is recognized using the interest method. Net deferred loan fees are amortized into income over the term of the loan. The accrual of interest on loans is generally discontinued on all loans that become 90 days past due as to principal and interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection.

Reserve for Loan Losses
    The reserve for loan losses is that amount which is considered adequate to provide for potential losses in the portfolio. Management's evaluation of the adequacy of the reserve is based on several factors, including an analysis of the loss experience in relation to outstanding amounts, a review of impaired loans, regular examinations and appraisals of the portfolio and current conditions.

Foreclosed Real Estate
    Foreclosed real estate only includes formally foreclosed property. At the time of foreclosure, foreclosed real estate is recorded at the lower of the Bank's cost or the asset's fair value less costs to sell, which becomes the property's new basis. Any write downs based on the asset's fair value at date of acquisition are charged to the reserve for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs incurred in maintaining foreclosed real estate and subsequent write downs to reflect declines in the fair value of the property are charged to operations.

Premises and Equipment
    Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed by use of the straight-line method, using the following estimated lives: buildings, 20 to 40 years; equipment, 5 to 10 years; vaults, 10 to 40 years. Leasehold improvements are being amortized by use of the straight-line method over the lesser of the estimated useful lives of the improvements or the terms of the respective leases.

Income Taxes
    The provision for income taxes is based on income and expense and assets and liabilities for financial statement purposes. Deferred income taxes are computed under the provisions of Statement of Financial Accounting Standards Number 109, "Accounting for Income Taxes".

NOTE 2 - REGULATORY RESTRICTIONS

    Bancshares and its subsidiary bank are subject to certain requirements imposed by state and federal banking statutes and regulations. The Bank is required to maintain a certain weekly average clearing account balance with the Federal Reserve Bank of Richmond. The required weekly average clearing account balance at December 31, 1996 and 1995 was $13,300,000 and $11,200,000, respectively. The amounts are negotiated by the Bank with the Federal Reserve Bank of Richmond. Certain regulatory requirements restrict the lending of funds by and between Bancshares and the Bank and the amount of dividends which can be paid to Bancshares by the Bank. On December 31, 1996, the Bank had available retained earnings of $38,138,671 for the payment of dividends without obtaining prior regulatory approval.

    The Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB). Member institutions are required to maintain an investment in the common stock of the FHLB based on the asset size of the member institution and the amount of qualifying 1-4 family residential loans. At December 31, 1996, the Bank owned $1,123,000 of FHLB common stock.

    The Bank is subject to regulatory guidelines that require minimum levels of capital based on a risk weighting of each asset category and off balance sheet contingencies. At December 31, 1996, based on these measures, the Bank's ratio for Tier 1 capital was 20.7% compared to the regulatory minimum risk-based capital ratio requirement of 4%. The Bank's Tier 2 capital ratio at this date was 21.9% compared to the regulatory requirement of 8%.

NOTE 3 - INVESTMENT SECURITIES

    The valuations of investment securities as of December 31, 1996 and 1995, were as follows (in thousands):


                      1996 - Securities Held to Maturity

                               Amortized  Unrealized  Unrealized  Market
                                    Cost       Gains      Losses   Value
                               ---------  ----------  ----------  ------
     U.S. Treasury
       and other U.S.
       government agency
       obligations              $36,505    $     0     $  108    $36,397

     State, county and
       municipal
       securities                30,486      1,098          0     31,584
                                -------    -------     ------    -------
       Total                    $66,991    $ 1,098     $  108    $67,981
                                =======    =======     =======   =======

                     1996 - Securities Available for Sale

                                     Amortized   Unrealized  Unrealized   Market
                                          Cost        Gains      Losses    Value
                                     ---------   ----------  ----------  --------
     U.S. Treasury
       and other U.S.
       government agency
       obligations                   $22,501      $    47    $      45    $22,503

     State, county
       and municipal
       securities                          0            0            0          0

     Federal Home Loan
       Bank Stock                      1,123            0            0      1,123
                                     -------     --------    ---------    -------
       Total                         $23,624     $     47    $      45    $23,626
                                     =======     ========    =========    =======

                      1995 - Securities Held to Maturity

                               Amortized  Unrealized  Unrealized  Market
                                    Cost       Gains      Losses   Value
                               ---------  ----------  ----------  ------
     U.S. Treasury
       and other U.S.
       government agency
       obligations              $51,039    $   130     $   19    $51,150

     State, county and
       municipal
       securities                31,883      1,646          0     33,529
                                -------    -------     ------    -------
       Total                    $82,922    $ 1,776     $   19    $84,679
                                =======    =======     ======    =======

                     1995 - Securities Available for Sale

                                     Amortized   Unrealized  Unrealized   Market
                                          Cost        Gains      Losses    Value
                                     ---------   ----------  ----------  --------
                                     =======     ========    =========    =======
       and other U.S.
       government agency
       obligations                   $24,502      $   473    $       0    $24,975

     State, county
       and municipal
       securities                          0            0            0          0

     Federal Home Loan
       Bank Stock                      1,071            0            0      1,071
                                     -------     --------    ---------    -------
       Total                         $25,573     $    473    $       0    $26,046
                                     =======     ========    =========    =======


    The following is a maturity schedule of investment securities at December 31, 1996 by contractual maturity (in thousands):

                         Securities Held      Securities Available
                           To Maturity             For Sale

                         Amortized   Market  Amortized     Market
                              Cost    Value       Cost      Value
                         ---------   ------  ---------     ------
     Debt securities:
     Due in one
       year or less       $13,456    $13,490   $ 2,501     $ 2,502

     Due after one
       year through
       five years          36,095     36,596    20,000      20,001

     Due after five
       years through
       ten years            7,856      8,132         0           0

     Due after ten
       years                9,584      9,763         0           0
                          -------    -------   -------     -------
        Total debt
           securities      66,991     67,981    22,501      22,503
     Equity securities:         0          0     1,123       1,123
                          -------    -------   -------     -------
        Total securities  $66,991    $67,981   $23,624     $23,626
                          =======    =======   =======     =======

    Lexington State Bank owned stock in the Federal Home Loan Bank of Atlanta with book and market values of $1,123,000 and $1,071,000 at December 31, 1996 and 1995, respectively, which is included in equity securities and classified as available for sale.

    A recap of the sales and maturities of held to maturity securities follows (in thousands):


                                           YEARS ENDED DECEMBER 31
                                    1996              1995              1994
                                 -------           -------           -------
     Proceeds from sales and
       maturities                $18,898           $21,456           $24,148
     Gross realized gains              0                 0                24
     Gross realized losses             0                 0                 0



    Two securities classified as held to maturity were sold during 1994.
    These securities, with sales proceeds of $4,026,000 and amortized cost of $4,002,000, resulted in a realized gain of $24,000. The specific identification method was the basis on which cost was determined. The sales helped to fund some of the growth the Bank is experiencing in its commercial and installment loan portfolios. The two securities were within three months of maturity and changes in market interest rates would not have a material effect on the security's market value.


    A recap of the sales and maturities of available for sale securities follows (In thousands):


                                    Years Ended December 31
                                      1996     1995     1994
                                   -------  -------   ------
     Proceeds from sales and
       maturities                  $12,500  $10,000   $6,547
     Gross realized gains                0        0       25
     Gross realized losses               0        0        0


    Three securities classified as available for sale were sold during 1994. These securities, with sales proceeds of $4,047,000 and amortized cost of $4,022,000, resulted in a realized gain of $25,000. The specific identification method was the basis on which cost was determined.

    Investment securities with amortized cost of $66,358,672 and $49,582,562 as of December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes.


NOTE 4 - RESERVE FOR LOAN LOSSES

    An analysis of the changes in the reserve for loan losses follows (in thousands):


                                                YEARS ENDED DECEMBER 31
                                        1996             1995             1994
                                      ------           ------           ------
     Balances at beginning of years   $2,730           $2,641           $2,775
     Provision for loan losses           562              252              219
     Recoveries of amounts
         previously charged off          107              100               77
     Loan losses                      (  324)          (  263)          (  430)
                                      ------           ------           ------
     Balances at end of years         $3,075           $2,730           $2,641
                                      ======           ======           ======


    Effective January 1, 1995, Bancshares adopted Statement of Financial Accounting Standards Number 114 "Accounting by Creditors for Impairment of a Loan" and amended by Statement of Financial Accounting Standards Number 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These standards require creditors to establish a valuation allowance when it is probable that all principal and interest due under the contractual terms of a loan will not be collected. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the observable market value of a loan or the fair value of collateral if the loan is collateral dependent. The creditor continues to use existing methods for recognizing interest income on impaired loans. Bancshares' policy for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. Bancshares generally considers most loans 90 days or more past due and all nonaccrual loans to be impaired. The adoption of these standards did not have a material effect on Bancshares' financial position or results of operations and required no increase to the reserve for loan losses. Bancshares had loans specifically classified as impaired totaling $2,139,361 and $3,809,985 at December 31, 1996 and 1995, respectively. The average balances of these loans were $3,182,568 and $3,514,912 for the years ended December 31, 1996 and 1995, respectively. The reserve for loan losses related to impaired loans totaled $287,327 and $488,649 at December 31, 1996 and 1995, respectively.
    Banchares has no commitments to loan additional funds to the borrowers of impaired loans. Bancshares had loans that have been restructured of $259,000 and $289,000 at December 31, 1996 and 1995, respectively. Interest income on nonperforming loans that would have been recorded in accordance with the original terms of the notes was $29,000, $17,000 and $71,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The actual amount of interest income received from the loans was $0, $3,000 and $0.

NOTE 5 - PREMISES AND EQUIPMENT

     Following is a summary of premises and equipment (in thousands):


                                                           DECEMBER 31
                                                       1996             1995
                                                      ------           ------

     Land.........................................   $  1,648         $  1,435
     Buildings....................................      7,202            7,198
     Equipment....................................      5,436            4,855
     Other........................................         13               13
     Leasehold improvements.......................        389              389
                                                      -------          -------
         Total cost...............................     14,688           13,890
     Less, accumulated depreciation
       and amortization...........................      5,848            5,157
                                                      -------          -------
         Total....................................   $  8,840         $  8,733
                                                      =======          =======

NOTE 6 - PENSION AND EMPLOYEE BENEFIT PLANS

    The Bank and its subsidiaries have a noncontributory defined benefit pension plan which covers substantially all employees. The benefits are based on years of service and the average highest five consecutive years of compensation paid during the ten years preceding normal retirement. Contributions are made on an annual basis, with the total amount of such contributions being between the minimum required for funding standard account purposes and the maximum deductible for federal income tax purposes.

    Net pension cost consisted of the following components (in thousands):

                                                     YEARS ENDED DECEMBER 31
                                               1996            1995          1994
                                           ------------- -------------- ------------
     Service cost for benefits
       earned during the periods...........  $    140       $    150       $    127
     Interest cost on projected
       benefit obligation..................       279            226            184
     Return on plan assets.................   (   250)       (   199)       (   179)
     Amortization of
       unrecognized net assets.............   (     8)       (     8)       (     8)
     Amortization of prior
       service cost........................   (    37)       (    37)       (    37)
     Amortization of
       unrecognized loss...................        23             24              3
                                             --------       --------       --------
     Net pension cost......................  $    147       $    156       $     90
                                             ========       ========       ========

    The following table sets forth the funded status and amounts recognized for the defined benefit pension plan in the Consolidated Balance Sheets (in thousands):

                                                                 DECEMBER 31
                                                             1996          1995
                                                           --------      --------
     Actuarial present value of accumulated
       benefit obligation, including vested
       benefits of $2,989 in 1996 and $2,124
       in 1995............................................  $ 3,067       $ 2,194
     Actuarial present value of projected                   =======       =======
       benefit obligation for services
       rendered to date...................................  $(4,068)      $(3,162)
     Plan assets at fair market value, primarily
       U.S. government securities, listed
       securities and deposits in banks...................    3,682         3,241
     Projected benefit obligation in excess of              -------       -------
       plan assets........................................   (  386)           79
     Unrecognized net assets..............................   (   38)       (   46
     Unrecognized prior service cost .....................   (  246)       (  283)
     Unrecognized net loss................................      761           391
                                                            -------       -------
     Prepaid pension cost.................................  $    91       $   141
                                                            =======       =======

    To determine the actuarial present value of the projected benefit obligation, a discount rate of 7.5% was used for 1996, 8% for 1995 and 7.5% for 1994. A rate of increase in future compensation levels of 5.5% was used for 1996, 1995 and 1994. The expected long-range rate of return on plan assets was 7.5% for each of the three years.

    The Bank and its subsidiaries have an Employees' Savings Plus Plan covering substantially all employees with one year's service.

    Participating employees may contribute a percentage of their compensation to the Plan, with the Bank and its subsidiaries matching a portion of the employee contribution. Total expense under this Plan was $111,675, $108,039 and $84,497 for 1996, 1995 and 1994, respectively.

    The Bank and its subsidiaries have a plan to provide some health care benefits and life insurance for employees for the period between early retirement and normal retirement. Only those employees who retire after age 55 and have completed 10 years of service will be eligible for these benefits. The benefits are provided through a self-insured plan administered by an insurance company whose premiums are based on claims paid during the year. Statement of Financial Accounting Standards Number 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", requires the accrual of nonpension benefits as employees render service. The liability for postretirement benefits is unfunded.

    Net postretirement benefit cost consisted of the following components (in thousands):


                                                                       YEARS ENDED DECEMBER 31
                                                               1996            1995            1994
                                                              ------          ------          ------
     Service cost..........................................    $  20           $  17           $  14
     Interest cost.........................................       60              35              29
     Amortization of transition obligation over 20 years...       37              19              19
                                                               -----           -----           -----
     Net postretirement benefit cost.......................    $ 117           $  71           $  62
                                                               =====           =====           =====

    The following table sets forth the status of the plan and amounts recognized for postretirement benefits in the Consolidated Balance Sheets (in thousands):

                                                               DECEMBER 31
                                                            1996         1995
                                                           ------       ------
     Accumulated postretirement benefit obligation:
      Retirees...........................................  $(508)        $(202)
      Currently eligible active plan participants........   ( 23)         ( 66)
      Other active plan participants.....................   (238)         (196)
                                                           -----         -----
      Total..............................................   (769)         (464)
      Unrecognized net loss..............................    312            41
      Unrecognized net transition obligation.............    322           341
                                                           -----         -----
      Accrued postretirement benefit cost................  $(135)        $( 82)
                                                           =====         =====

    The annual assumed rate of increase in health care costs for the plan is 11.5% and 12.0% for 1996 and 1995, respectively, and is assumed to decrease gradually to 6% in 2007 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation for the plan by $59,761,and $41,672 as of December 31, 1996 and 1995, respectively, and the aggregate of the service and interest cost of the net periodic postretirement benefit cost by $8,750 and $6,750, respectively. The discount rate used in determining the accumulated postretirement benefit obligation was 8.0% for 1996 and 1995.

NOTE 7 - INCOME TAXES

  The components of income tax expense (benefits) are as follows (In thousands):

                                             YEARS ENDED DECEMBER 31
                                              1996    1995    1994
                                              ----    ----    ----
  Current .................................. $2,569  $1,570  $1,262
                                             ------  ------  ------
  Deferred:
   Reserve for loan losses .................   (233)    (26)     45
   Depreciation ............................     41      (3)     33
   Pension .................................    (13)     84      86
   Deferred compensation ...................   (189)      6     (35)
   Fee and servicing income ................    208      63      25
   Self insurance ..........................    (27)      1      11
   Other ...................................    (33)      6      (5)
                                             ------  ------  ------
                                               (246)    131     160
                                             ------  ------  ------
      Total ................................ $2,323  $1,701  $1,422
                                             ======  ======  ======

  A reconciliation of the federal statutory tax rate to the effective federal tax rate follows:

                                                   YEARS ENDED DECEMBER 31
                                                    1996    1995    1994
                                                    ----    ----    ----
  Federal statutory tax rate ..................     34.0%   34.0%   34.0%
  Tax-exempt interest income ..................     (7.8)  (10.4)  (11.4)
  Disallowed interest expense .................       .9     1.0      .9
  Other........................................      1.4     1.6      .7
                                                    ----    ----    ----
  Effective federal tax rate ..................     28.5%   26.2%   24.2%
                                                    ====    ====    ====


  The components of the net deferred tax asset follow (In thousands):

                                      DECEMBER 31
                                      1996   1995
                                      ----   ----
  Investment securities ...........  $ (81) $(225)
  Reserve for loan losses .........    887    653
  Depreciation ....................   (385)  (344)
  Pension .........................    (35)   (48)
  Deferred compensation ...........    339    150
  Other ...........................    (21)   112
                                     -----  -----
                                       704    298
  Valuation allowance .............      0      0
                                     -----  -----
  Total ...........................  $ 704  $ 298
                                     =====  =====

NOTE 8 - LEASES

  The Bank is obligated under several lease agreements which expire in 1997 through 2004. The leased property is for land and building use. Rental payments under these leases amounted to $80,263, $75,570 and $71,287 for the years ended December 31, 1996, 1995 and 1994, respectively.

  A summary of noncancelable lease commitments for the Bank follows (in thousands):

     YEARS ENDED DECEMBER 31             LEASE COMMITMENTS
         1997...........................       $ 76
         1998...........................         59
         1999...........................         54
         2000...........................         42
         2001 and later.................         73
                                                ---
                                               $304
                                               ====

NOTE 9 - COMMITMENTS AND CONTINGENT
             LIABILITIES

  In the normal course of business, the Bank is a party to financial instruments with off balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit, both of which involve elements of credit and interest rate risk not reflected in the Consolidated Balance Sheets. The Bank uses the same credit policies in making commitments and issuing standby letters of credit as it does for on balance sheet instruments. The Bank's exposure to credit loss in the event of nonperformance by the party to whom commitments and standby letters of credit have been extended is represented by the contractual amount of the financial instrument. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon or fully utilized, the total commitment amounts do not necessarily represent future cash requirements. Collateral, if deemed necessary, is determined on a case-by-case basis and is based on management's credit evaluation. Unfunded commitments to extend credit were $60,794,887 at December 31, 1996.

  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan commitments to customers. Standby letters of credit were $1,774,460 at December 31, 1996.
  Lexington State Bank has a $30,000,000 line of credit from the Federal Home Loan Bank of Atlanta of which $20,833,000 was unused at December 31, 1996. Borrowings under this line of credit are secured by the Bank's stock in the Federal Home Loan Bank of Atlanta as well as one-to-four family mortgage loans.

  The Bank and Peoples together grant commercial, installment and mortgage loans to customers throughout their service area. The Bank and Peoples have a diversified loan portfolio with no specific concentration of credit risk. The Bank does have a concentration of credit risk by maintaining cash balances with other banks which are $10,914,716 in excess of Federal Deposit Insurance limits and has federal funds sold of $26,720,000.
  Neither Bancshares nor any of its subsidiaries is involved in any legal proceedings that would have a material adverse effect on their financial condition or results of operations.

NOTE 10 - RELATED PARTY TRANSACTIONS

  The Bank had loans outstanding to executive officers and Directors and their affiliated companies of approximately $6,200,000 and $5,228,000 at December 31, 1996 and 1995, respectively. Such loans were made substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and do not involve more than the normal risk of collectibility.

  An analysis of the activity with respect to such aggregate loans to related parties is as follows (in thousands):

  Balance at January 1, 1996 ...........   $5,228
  New loans during the year ............    4,902
  Repayments during the year ...........   (3,930)
                                           ------
  Balance at December 31, 1996 .........   $6,200
                                           ======

NOTE 11 - SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following is an analysis of material items in other operating income and other operating expenses as shown on the Consolidated Statements of Income (in thousands):

                                     YEARS ENDED DECEMBER 31
                                       1996  1995  1994
                                       ----  ----  ----
Other operating income:
  Insurance commissions .............  $237  $221  $256
  Trust income ......................   408   315   314
  Credit cards ......................   358   287   219
  Fee income ........................   389   236   208
Other operating expenses:
  Automated services ................   879   761   765
  Stationery, printing and
  supplies ..........................   535   533   492
  FDIC assessment ...................     2   357   663
  Legal and professional expense ....   544   573   529

NOTE 12 - LSB BANCSHARES, INC. (PARENT
              COMPANY)

  The parent company's condensed balance sheets as of December 31, 1996 and 1995, and the related condensed statements of income and cash flows for the years ended December 31, 1996, 1995 and 1994, are as follows (in thousands):

CONDENSED BALANCE SHEETS                  DECEMBER 31
                                        1996        1995
                                      --------   --------
Assets:
  Cash ............................   $    138   $     54
  Investment in wholly-owned
    subsidiary ....................     51,215     47,518
  Other assets ....................        694        637
                                      --------   --------
    Total assets ..................   $ 52,047   $ 48,209
                                      ========   ========

                                                   DECEMBER 31
                                                 1996       1995
                                                 ----       ----
  Liabilities and shareholders' equity:
      Due to wholly-owned subsidiary ........   $      0   $    76
      Other liabilities .....................        362       335
      Shareholders' equity ..................     51,685    47,798
                                                --------   -------
          Total liabilities and
              shareholders' equity ..........   $ 52,047   $48,209
                                                ========   =======


CONDENSED STATEMENTS OF INCOME

                                              YEARS ENDED DECEMBER 31
                                              1996     1995     1994
                                            ------   ------   ------
  Dividends from subsidiary ..............   $2,230   $2,060   $1,906
                                             ------   ------   ------
 Professional fees .......................       10      174      110
 Other operating expense .................       78      164      147
                                             ------   ------   ------
                                                 88      338      257
                                             ------   ------   ------

  Income before equity in
      earnings of subsidiary .............    2,142    1,722    1,649
  Equity in earnings
      of subsidiary ......................    3,697    3,060    2,813
                                             ------   ------   ------
  Net income .............................   $5,839   $4,782   $4,462
                                             ======   ======   ======

CONDENSED STATEMENTS OF CASH FLOWS

                                                  YEARS ENDED DECEMBER 31
                                               1996        1995        1994
                                               ----        ----        ----
CASH FLOW FROM OPERATING
ACTIVITIES:
  Net income .............................   $  5,839   $  4,782   $  4,462
  Adjustments to reconcile net
      income to net cash:
      Increase in investment in
        wholly-owned subsidiary ..........   (  3,697)  (  3,060)  (  2,812)
                                             --------   --------   --------
  Net cash provided by
      operating activities ...............      2,142      1,722   (  1,650)
                                             --------   --------   --------
  CASH FLOW FROM INVESTING
  ACTIVITIES:
  (Increase) decrease in other assets ....   (     57)  (    131)         3
                                             --------   --------   --------
  CASH FLOW FROM FINANCING
  ACTIVITIES:
  Sale of capital stock ..................        219        289        178
  Dividends and fractional
      shares paid ........................   (  2,170)  (  2,061)  (  1,888)
  Increase (decrease) in other
      liabilities ........................   (     50)        83         13
                                             --------   --------   --------
  Net cash used by
      financing activities ...............   (  2,001)  (  1,689)  (  1,697)
                                             --------   --------   --------
  Increase (decrease) in cash ............         84        (98)  (     44)
  Cash at beginning of years .............         54        152        196
                                             --------   --------   --------
  Cash at end of years ...................   $    138   $     54   $    152
                                             ========   ========   ========


NOTE 13 - STOCK BASED COMPENSATION PLANS

  At December 31, 1996, Bancshares has two stock-based compensation plans in force and one stock-based compensation plan which has expired. Bancshares accounts for the plans under Accounting Principles Board Opinion Number 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards Number 123, Bancshares net income and earnings per share would have been reduced to the following pro forma amounts:

                                                 YEARS ENDED DECEMBER 31
                                                  1996            1995
                                                  ----            ----
  Net Income              As Reported.........   $5,839          $4,782
  (in thousands)          Pro Forma...........    5,702           4,702

  Primary Earnings        As Reported.........     1.08             .89
  Per Share               Pro Forma...........     1.06             .88

  Fully Diluted Earnings  As Reported.........     1.03             .85
  Per Share               Pro Forma...........     1.01             .84


  Bancshares has two stock-based compensation plans in force at December 31, 1996 and one plan which expired during the year. Under the 1986 Employee Incentive Stock Option Plan (" 1986 Plan "), which expired during 1996, Bancshares could have granted 375,000 shares of common stock to its key employees. 23,679 shares not granted expired at the plan's expiration. Under the 1994 Director Stock Option Plan (" 1994 Plan "), Bancshares may grant options to its directors for up to 125,000 shares of common stock. Under the 1996 Omnibus Stock Incentive Plan (" 1996 Plan "), Bancshares may grant options, stock appreciation rights, or stock awards to its employees for up to 250,000 shares of common stock, with a maximum of 125,000 shares granted as stock awards.
  Under the 1986 Plan and the 1994 Plan, the exercise price of each option equals the market price of Bancshares' stock on the date of grant. Under the 1996 plan, the exercise price of each incentive stock option must be no less than the market price of Bancshares' stock on the date of grant; for other awards, the exercise price cannot be less than 85% of the market price on the date of grant. An option's maximum term under the 1986 Plan and the 1996 Plan is ten years; under the 1994 Plan it is five years.
  Under the 1994 Plan, options are granted at the close of business of Bancshares on the date of the annual shareholders' meeting and vest immediately. Under the 1986 Plan and the 1996 Plan, options are granted at a date determined by the Stock Compensation Committee of the Board of Directors and vest in equal annual installments on each of the next five anniversaries of the date of grant.
  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: dividend yield of 2.4 percent for all years; expected volatility of 62.3% for all years; risk-free interest rates of 6.0 percent for all years; and expected lives of five years, six years, seven years, and eight years for the 1986 Plan options and two years, three years, and four years for the 1994 Plan options and nine years for the 1996 Plan options.

  The following table summarizes information about outstanding and exercisable stock options at December 31, 1996:

                                                Weighted
                                       Average Remaining
                          Number of  Life of Outstanding              Number of
Exercise Price  Outstanding Options              Options    Exercisable Options
--------------  -------------------  -------------------    -------------------
       $ 8.96              50,941                   5.4                40,632
        12.16              57,817                   6.3                35,329
        14.40              51,568                   8.4                10,318
        15.20               5,500                   3.3                 5,500
        15.60               5,500                   2.3                 5,500
        16.00              57,818                   7.4                23,136
        16.25              44,250                   8.8                 5,500
                          -------                                     -------
                          273,394                   7.0               125,915
                          =======                                     =======


  A summary of the status of Bancshares' stock-based compensation plans as of December 31, 1996 and 1995 and changes during the years then ended is presented below:

                                         1996                      1995

                                              Weighted                 Weighted
                                               Average                  Average
                                              Exercise                 Exercise
                                  Shares         Price      Shares        Price
                                  ------         -----      ------        -----
Outstanding at
  beginning of year .......      259,580          $12      241,733          $11

Granted ...................       44,250           16       57,068           14

Exercised .................       30,436            7       39,221            7

Outstanding at end
  of year .................      273,394           14      259,580           12

Options exercisable
  at end of year ..........      125,915           12      100,766           11

Weighted-average
  fair value of
  options granted
  during the year..........     $  16.35                  $ 14.48


NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

  Statement of Financial Accounting Standards Number 107 "Disclosures about Fair Value of Financial Instruments", requires that Bancshares disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for Bancshares' financial instruments:

Cash and Short-Term Investments
  For cash and short-term investments, including federal funds sold, the carrying amount is a reasonable estimate of fair value.

Investment Securities
  For securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans Receivable
  The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit Liabilities
  The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at December 31, 1996. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Commitments to Extend Credit and Standby Letters of Credit
  The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values of Bancshares' financial instruments are as follows (in thousands):

                                                    December 31
                                         1996                      1995
                                 Carrying     Estimated    Carrying   Estimated
                                  Amount      Fair Value    Amount    Fair Value
                                  ------      ----------    ------    ----------
Financial assets:
  Cash and short-term
     investments............  $ 47,331      $ 47,331      $ 27,606    $ 27,606
                              --------      --------      --------    --------
  Investment securities.....    90,617        90,484       108,968     108,257
                              --------      --------      --------    --------
  Loans.....................   272,044       271,272       226,667     224,503
  Less reserve for loan
     losses.................    (3,075)                     (2,730)
                              --------      --------      --------    --------
  Net loans.................   268,969       271,272       223,937     224,503
Financial liabilities:
  Deposits..................   354,820       355,178       323,289     323,167
  Securities sold under
      agreements to
      repurchase............     3,285         3,285         1,494       1,492
Borrowings from
  Federal Home Loan Bank....     9,167         9,169
Unrecognized financial
instruments:1
  Commitments to
    extend credit...........         0             0             0          0
  Standby letters of
  credit....................         7             7             7          7

1The amounts shown under "Carrying Amount" represent fees arising from these unrecognized financial instruments.


NOTE 15 - SUBSEQUENT EVENTS
  On January 20, 1997, LSB Bancshares, Inc. signed a letter of intent with Old North State Bank of Winston-Salem, NC under which the two banks would merge. Under the terms of the letter of intent, each of the Old North State Bank shares outstanding would be exchanged for 0.948 shares of LSB Bancshares, Inc. stock, subject to adjustment based on the price of LSB Bancshares, Inc. stock at the time the merger is completed.
  The merger is subject to the execution of a definitive agreement between the two institutions as well as regulatory and shareholder approvals and is expected to be completed by mid-1997.

NOTE 16 - RESTRUCTURING CHARGES
  On January 9, 1996, Bancshares approved a plan to restructure the operations of the Corporation to enhance the quality of service to customers and reduce future operating costs. The major element of the plan was a reduction in the number of employees. Restructuring charges to implement the plan totaled $522,000 in 1996, consisting of $490,000 for retirement benefits, $27,000 for severance benefits and $5,000 for professional fees.

NOTE 17 - MORTGAGE SERVICING RIGHTS
  Bancshares adopted Statement of Financial Accounting Standards Number 122, "Accounting for Mortgage Servicing Rights", on a prospective basis only, on January 1, 1996. When Bancshares acquires mortgage servicing rights through the origination of mortgage loans and sells those loans with servicing rights retained, the total cost of the mortgage loans is allocated to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Mortgage servicing fees are recorded on an accrual basis. Mortgage servicing rights are amortized over the life of the related mortgages, in proportion to estimated net servicing income. An appropriate carrying value of the unamortized balance of such mortgage servicing rights is determined quarterly based principally on a disaggregated, discounted cash flow method. The loans and associated servicing rights are segmented by risk characteristics to include loan type, investor and interest rate. Appropriate carrying value of the unamortized deferred excess servicing fee balance is determined quarterly, based principally on an aggregated discounted method. If such values are less than such balances, the differences are included as a reduction of Gains (Losses) on Sales of Mortgages.
  During 1996, mortgage servicing rights of $119,168 were originated, amortization was $16,899 and the balance at December 31, 1996 was $102,269. Total loans serviced approximated $58,414,179 on December 31, 1996.

  STOCK AND DIVIDEND INFORMATION
  ..............................


  LSB Bancshares, Inc's common stock is traded on the NASDAQ National Market under the symbol LXBK. The following table shows the high, low and closing sales prices reported on the NASDAQ National Market and cash dividends declared per share for the indicated periods.

                                                   Prices              Cash
                                        ---------------------------  Dividends
1996                                     High      Low       Close   Declared
================================================================================
First Quarter........................   $15.75    $15.25    $16.13    .10
Second Quarter.......................    17.00     15.00     15.75    .10
Third Quarter........................    16.75     15.00     15.25    .10
Fourth Quarter.......................    20.75     14.75     19.50    .10

1995.................................
===============================================================================
First Quarter........................   $16.00    $14.40    $14.80    .095
Second Quarter.......................    16.00     14.40     15.60    .095
Third Quarter........................    16.40     14.60     15.60    .095
Fourth Quarter.......................    16.80     14.80     15.80    .095

*Stock and dividend amounts have been adjusted for the five-for-four stock split paid February 15, 1996.

STATEMENT OF MANAGEMENT RESPONSIBILITY
 ...........................................

Management is responsible for the financial statements included in the annual report. The financial statements are prepared in accordance with generally accepted accounting principles. Other information in the annual report is consistent with the financial statements.

In fulfilling its responsibility, management relies on a system of internal controls designed to safeguard Bancshares' assets from material loss or misuse. The system has been designed to ensure that transactions are properly authorized and recorded in Bancshares' financial records.

Through its Audit Committee, which is comprised of outside directors, the Board of Directors fulfills its oversight responsibility for determining that the accounting policies employed by management are reasonable and that the system of internal controls is adequately reviewed and maintained. Bancshares' independent certified public accountants meet periodically with and have full and free access to the Committee, privately or with management, to discuss financial reporting matters. The Committee reports periodically to the full Board.


LSB Bancshares, Inc.
January 31, 1997






INDEPENDENT AUDITORS REPORT
 ..............................

To the Board of Directors and Shareholders
LSB Bancshares, Inc.
Lexington, North Carolina

We have audited the accompanying consolidated balance sheets of LSB Bancshares, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSB Bancshares, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations, and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As described in Notes One and Three to the consolidated financial statements, during the year ended December 31, 1994, the Corporation changed its method of accounting for certain investment securities.

Turlington and Company, L.L.P.
Lexington, North Carolina
January 31, 1997

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                              LSB BANCSHARES, INC.

         Date:  February 11, 1997        By   /s/ Robert F. Lowe
                                           ----------------------------------
                                              Robert F. Lowe, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           CAPACITY                            DATE

/s/ Robert F. Lowe                  President and Director              February 11, 1997
-------------------------------     (Principal Executive Officer)
Robert F. Lowe

/s/ Monty J. Oliver                 Secretary and Treasurer             February 11, 1997
-------------------------------     (Principal Financial Officer
Monty J. Oliver                     and Principal Accounting
                                    Officer)

/s/ Michael S. Albert               Director                            February 11, 1997
-------------------------------
Michael S. Albert

/s/ Peggy B. Barnhardt              Director                            February 11, 1997
-------------------------------
Peggy B. Barnhardt

/s/ Leonard H. Beck                 Director                            February 11, 1997
-------------------------------
Leonard H. Beck

/s/ Margaret Lee W. Crowell         Director                            February 11, 1997
-------------------------------
Margaret Lee W. Crowell

/s/ Samuel R. Harris                Director                            February 11, 1997
-------------------------------
Samuel R. Harris

/s/ Walter A. Hill, Sr.             Director                            February 11, 1997
-------------------------------
Walter A. Hill, Sr.

/s/ David A. Smith                  Director                            February 11, 1997
-------------------------------
David A. Smith

/s/ Robert B. Smith, Jr.            Director                            February 11, 1997
-------------------------------
Robert B. Smith, Jr.

/s/ Burr W. Sullivan                Director                            February 11, 1997
-------------------------------
Burr W. Sullivan

/s/ Roberts E. Timberlake           Director                            February 11, 1997
-------------------------------
Roberts E. Timberlake

/s/ Julius S. Young, Jr.            Director                            February 11, 1997
-------------------------------
Julius S. Young, Jr.
