Form 10-Q
period 1997-03-31
LSB BANCSHARES INC /NC/
filed 1997-05-14
CIK 714530

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
                               ------------------    --------------------

Commission file number:  0-11448

                              LSB BANCSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


           NORTH CAROLINA                               56-1348147
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)



             One LSB Plaza
       Lexington, North Carolina                          27292
(Address of Principal Executive Offices)                (Zip Code)

                                 (910) 248-6500
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X         No
     ---------        ---------

         As of March 31, 1997, 5,403,539 shares of the registrant's common stock, par value $5.00 per share, were outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                              LSB Bancshares, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                       March 31,       December 31,
                                                                         1997               1996
                                                                      ---------          ---------
ASSETS
Cash and Due from Banks                                               $  16,517          $  20,611
                                                                      ---------          ---------
Federal Funds Sold                                                       34,900             26,720
                                                                      ---------          ---------
Investment Securities:
  Held to Maturity, Market Value $61,840 at March 31,1997 and            61,276             66,991
     $67,981 at December 31, 1996                                     ---------          ---------
  Available for Sale, at Market Value                                    23,293             23,626
                                                                      ---------          ---------
Loans:
  Commercial                                                            102,626             97,431
  Installment                                                            54,883             53,525
  Mortgage                                                              125,745            121,088
                                                                      ---------          ---------
   Total Loans                                                          283,254            272,044
  Less, Reserve for Loan Losses                                          (3,086)            (3,075)
                                                                      ---------          ---------
   Net Loans                                                            280,168            268,969
                                                                      ---------          ---------
Premises and Equipment                                                    8,811              8,840
                                                                      ---------          ---------
Other Assets                                                              6,587              5,843
                                                                      ---------          ---------
   TOTAL ASSETS                                                       $ 431,552          $ 421,600
                                                                      =========          =========

LIABILITIES
Deposits:
 Demand                                                               $  40,834          $  43,987
 Savings, NOW and Money Market Accounts                                 168,538            166,077
 Certificates of Deposit of less than $100,000                          103,018            101,018
 Certificates of Deposit of $100,000 or more                             49,634             43,738
                                                                      ---------          ---------
  Total Deposits                                                        362,024            354,820
Securities Sold Under Agreements to Repurchase                            3,663              3,285
Borrowings from the Federal Home Loan Bank                               10,333              9,167
Other Liabilities                                                         2,891              2,642
                                                                      ---------          ---------
   Total Liabilities                                                    378,911            369,914
                                                                      ---------          ---------
SHAREHOLDERS' EQUITY
Capital Stock:  Common, authorized 10,000,000
   shares, Par Value $5, issued 5,403,539 shares
   in 1997 and 5,382,760 shares in 1996                                  27,018             27,018
Paid-In Capital                                                          11,331             11,331
Retained Earnings                                                        14,428             13,336
Net Unrealized Gains (Losses) on Securities Available

                                                                       March 31,       December 31,
                                                                         1997               1996
                                                                      ---------          ---------
   for Sale, Net of taxes                                                  (136)                 1
                                                                      ---------          ---------
   Total Shareholders' Equity                                            52,641             51,686
                                                                      ---------          ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 431,552          $ 421,600
                                                                      =========          =========

                              LSB Bancshares, Inc.
                        Consolidated Statements of Income
                    (In Thousands Except Share Data and Note)

                                                              Three Months Ended
                                                                   March 31,
                                                           1997                1996
                                                        ----------         -----------
INTEREST INCOME
 Interest and Fees on Loans                             $    6,403         $     5,345
 Interest on Investment Securities:
   Taxable                                                     813               1,162
   Tax Exempt                                                  437                 486
 Federal Home Loan Bank                                         28
 Federal Funds Sold                                            463                 148
                                                        ----------         -----------
     Total Interest Income                                   8,144               7,141
                                                        ----------         -----------

INTEREST EXPENSE
 Deposits                                                    3,168               2,835
 Securities Sold Under Agreements to Repurchase                 25                  16
 Borrowings from the Federal Home Loan Bank                    153
                                                        ----------         -----------
     Total Interest Expense                                  3,346               2,851
                                                        ----------         -----------

NET INTEREST INCOME                                          4,798               4,290
 Provision for Loan Losses                                      93                  73
                                                        ----------         -----------
 Net Interest Income After Provision
  for Loan Losses                                            4,705               4,217
                                                        ----------         -----------

NONINTEREST INCOME
 Service Charges on Deposit Accounts                           505                 493
 Gains (Losses) on Sales of Mortgages                           44                  (7)
 Other Operating Income                                        624                 469
                                                        ----------         -----------
    Total Noninterest Income                                 1,173                 955
                                                        ----------         -----------

NONINTEREST EXPENSE
 Personnel Expense                                           2,003               1,942
 Occupancy Expense                                             207                 192
 Equipment Depreciation and Maintenance                        193                 167
 Other Operating Expense                                     1,026                 935
 Restructuring Charges                                           0                 517
                                                        ----------         -----------
    Total Noninterest Expense                                3,429               3,753
                                                        ----------         -----------
 Income Before Income Taxes                                  2,449               1,419
 Income Taxes                                                  763                 345
                                                        ----------         -----------
NET INCOME                                              $    1,686         $     1,074
                                                        ==========         ===========

NET INCOME PER SHARE                                    $     0.31         $      0.20

Weighted Average Shares Outstanding                      5,403,539           5,382,760


Note: On January 9, 1996, Lexington State Bank approved a plan to restructure the operations of the Bank, which management believes will enhance the quality of service to customers and reduce future operating costs. Restructuring charges to implement the plan totaled $522,000, consisting of $490,000 for retirement benefits, $27,000 for severance costs and $5,000 for professional fees.

                              LSB Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                       1997              1996
                                                                                     --------          --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                                         $  1,686          $  1,074
  Adjustments to reconcile net income to net cash:
    Depreciation and amortization                                                         199               161
    Securities premium amortization and
     discount accretion, net                                                               (6)               10
    (Increase) decrease in loans held for sale                                            633                28
    Deferred income taxes                                                                (246)              131
    Income taxes payable                                                                  947               240
    (Increase) decrease in income earned
     but not received                                                                    (219)             (255)
    Increase (decrease) in interest accrued
     but not paid                                                                          48               (22)
    Provision for loan losses                                                              93                73
    Gain on sale of investment securities                                                   0                 0
    Gain on sale of premise and equipment                                                  (5)                0
                                                                                     --------          --------
      Net cash provided by operating activities                                         3,130             1,440
                                                                                     --------          --------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchases of securities held to maturity                                                  0                 0
  Proceeds from maturities of securities held to maturity                               5,720             6,209
  Proceeds from sales of securities held to maturity                                        0                 0
  Purchases of securities available for sale                                           (2,391)           (4,067)
  Proceeds from maturities of securities available for sale                             2,500                 0
  Proceeds from sales of securities available for sale                                      0                 0
  Net (increase) decrease in loans made to customers                                  (11,925)           (5,515)
  Purchases of premises and equipment                                                    (181)             (309)
  Proceeds from sale of premises and equipment                                             16                 0
  Net (increase) decrease in Federal Funds sold                                        (8,180)            6,450
  (Increase) decrease in other assets                                                    (190)              (74)
                                                                                     --------          --------
     Net cash used by investing activities                                            (14,631)            2,694
                                                                                     --------          --------


CASH FLOW FROM FINANCING  ACTIVITIES
  Net increase (decrease) in demand deposits,
   NOW, money market and savings accounts                                                (692)           (5,576)
  Net increase (decrease) in time deposits                                              7,896               502
  Net increase (decrease) in securities
   sold under agreements to repurchase                                                   (395)              (68)
  Proceeds from issuance of long-term debt                                              2,000
  Payments on long-term debt                                                             (833)
  Dividends paid                                                                         (594)             (550)
  Net increase (decrease) in other liabilities                                             25               328
  Common stock Issued                                                                       0                69
                                                                                     --------          --------
      Net cash provided by financing activities                                         7,407            (5,295)
                                                                                     --------          --------

Increase (decrease) in cash                                                            (4,094)           (1,161)

Cash at the beginning of the period                                                    20,611            17,581
                                                                                     --------          --------
Cash at end of period                                                                $ 16,517          $ 16,420
                                                                                     ========          ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the years for:
    Interest                                                                         $  3,302          $  2,872
    Income Taxes                                                                           63                 0

SUPPLEMENTAL DISCLOSURES
  Transfer of loans to other real estate owned                                       $      0          $     91
  Unrealized losses on securities available for sale:
     Increase (decrease) in securities available for sale                            $    225          $    405
     Increase (decrease) in deferred taxes                                                 87               138
     Increase (decrease) in shareholders' equity                                          137               267

                              LSB BANCSHARES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Note 1.  Basis of Presentation

         The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

         The accompanying unaudited Consolidated Financial Statements include the accounts of LSB Bancshares, Inc. ("Bancshares") and its wholly-owned subsidiary Lexington State Bank (the "Bank") and the Bank's wholly-owned subsidiaries Peoples Finance Company of Lexington, Inc. and LSB Financial Services, Inc.

         For further information, refer to the Consolidated Financial Statements and footnotes thereto included in Bancshares' Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2.  Investment Securities

         Investment securities totaling $66,442,000 and $48,173,000 as of March 31, 1997 and 1996, were pledged to secure public deposits as required by law.

Note 3.  Loans

         A summary of consolidated loans follows:

                                    (In Thousands)
                                       March 31,
                                1997             1996
                              --------         --------

         Commercial           $102,626         $ 77,655
         Installment            51,804           46,541
         Mortgage              125,745          105,377
         Credit Cards            3,079            2,514
                              --------         --------
         Total                $283,254         $232,087

         Bancshares' policy under Statement of Financial Accounting Standards ("SFAS") 114 for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller-balance homogeneous loans such as credit card, residential mortgage and consumer loans. Bancshares generally considers most loans 90 days or more past due and all nonaccrual loans to be impaired. Interest income on impaired loans is recognized consistent with Bancshares' income recognition policies. For all impaired loans other than nonaccrual loans, interest income is recorded on an accrual basis. Interest income on nonaccrual loans is recognized on a cash basis.

         At March 31, 1997, the total investment in loans that are considered impaired under SFAS 14 was $2,139,000 of which $351,000 were nonaccrual loans. A related valuation allowance of $325,000 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended March 31, 1997 was approximately $2,136,000.

Note 4.  Reserve for Loan Losses

         The following table sets forth certain information regarding the consolidated reserve for loan losses:

                                                               (In Thousands )
                                                              Three Months Ended
                                                                   March 31,
                                                            1997             1996
                                                           -------          -------
                  Balances at beginning of periods         $ 3,075          $ 2,730
                  Provision for loan losses                     93               73
                  Recoveries of amounts previously
                      charged off                               27               18
                  Loan losses                                 (109)             (86)
                                                           -------          -------
                  Balances at end of periods               $ 3,086          $ 2,735

Note 5.  Restructuring Charges

         In January 1996, the Board of Directors of Bancshares approved a strategic plan to improve operating efficiencies. The major element of the plan was the reduction in staff through an offer of early retirement to all employees 55 years of age or older with ten years or more of service. Of the employees offered this opportunity, 68% opted for early retirement, which was effective March 31, 1996. The costs associated with increases in the actuarially determined pension and post retirement medical expenses totaled $490,000, severance costs associated with the early retirement package totaled $27,000 and professional fees for administration of the early retirement totaled $5,000.

Note 6.  Stock Split

         In January 1996, the Board of Directors of Bancshares declared a five-for-four stock split payable February 15, 1996. All previously reported per share amounts have been restated to reflect this stock split.

Note 7.  Other Accounting Changes

         As of January 1996, Bancshares adopted SFAS 122, "Accounting for Mortgage Servicing Rights." SFAS 122 requires that an entity recognize as separate assets rights to service mortgage loans for others however those rights are acquired. This statement amends certain provisions of SFAS 65 to eliminate the distinction between rights to service mortgage loans for others that are acquired through loan origination activities and rights to service mortgage loans for others that are acquired through purchase transactions. All of Bancshares' mortgage servicing rights were acquired through loan origination activities.

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

         Disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," are applicable for financial statements for fiscal years beginning after December 15, 1995. SFAS 123 establishes a fair value based method of accounting for stock options and other equity instruments used in employee compensation plans. SFAS 123 also requires significantly expanded disclosures, including disclosure of the pro forma amount of net income and earnings per share as if the fair value based method were used to account for stock-based compensation, if the intrinsic value method of APB-25 is retained. Bancshares intends to retain APB-25 in its pro forma disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Net Interest Income

         The primary source of earnings for Bancshares is net interest income, which represents the dollar amount by which interest generated by earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.

         Total interest income of $8,144,000 for the first quarter of 1997 was up $1,003,000 or 14.0% compared to $7,141,000 for the first quarter of 1996. Total interest expense for the same period increased $495,000 or 17.4%. These results produced net interest income of $4,798,000 for the first quarter of 1997, for a gain of $508,000 or 11.8% compared to $4,290,000 for the first quarter of 1996. Strong loan demand, resulting in part from the stable interest rate environment during this period, contributed to the gain in net interest income. The total loan portfolio at March 31, 1997 was up $11,210,000 compared to December 31, 1996 and $51,167,000 or 22.0% compared to March 31, 1996. The prime interest rate made its first change in March of this year since dropping to 8.25% in February of 1996. The prime interest rate, which is used as an interest rate indicator by banks, increased 25 basis points on March 27, 1997 to 8.50%. Interest rates paid on interest-bearing liabilities increased slightly just prior to the prime interest rate adjustment, but had little affect on the Bank's cost of funds. Deposit growth, while remaining relatively strong, has lagged that experienced in the loan portfolio. Total deposits at March 31, 1997 were up $7,204,000 or 2.0% compared to December 31, 1996 and $43,809,000 or 13.8% compared to March 31, 1996.

Noninterest Income and Expense

         Noninterest income for the first quarter of 1997 was up $218,000 or 22.8% compared to the first quarter of 1996. Fee income related to service charges on deposit accounts for the first quarter of 1997 increased $12,000 or 2.4% compared to the first quarter of 1996. Other operating income for the first quarter of 1997 was up $155,000 or 33.0% compared to the first quarter of 1996. This increase is attributable to fee income generated from deposit and loan services provided by the Bank.

         Noninterest expense for the first quarter of 1997 decreased $324,000 or 8.6% compared to the first quarter of 1996. A contributing factor to the decrease in noninterest expense is the restructuring charge of $517,000 incurred in the first quarter of 1996. The restructuring plan implemented by the Bank in 1996 included an offer for early retirement to all employees 55 years of age with ten years or more of service. Of this group, 68% opted for early retirement, which was effective March 31, 1996. This reduction in the Bank's staff contributed to the smaller than normal increase in personnel expenses in the first quarter of 1997. Personnel expense for the first quarter of 1997, comprised of salaries and fringe benefits, increased $61,000 or 3.1% compared to the first quarter of 1996. Occupancy expense for the first quarter of 1997 increased $15,000 or 7.8% compared to the first quarter of 1996, while the equipment depreciation and maintenance expense for the same period increased $26,000 or 15.6%. Other operating expense for the first quarter of 1997 increased $91,000 or 9.7% compared to the first quarter of 1996. All increases in noninterest expense were within the Bank's budgeted projections.

Asset Quality and Provision for Loan Losses

         The reserve for loan losses was $3,086,000 or 1.09% of loans outstanding at March 31, 1997 compared to $3,075,000 or 1.13% of loans outstanding at December 31, 1996 and $2,735,000 or 1.18% at March 31, 1996. Nonperforming loans totaled $1,799,000 or .64% of loans outstanding at March 31, 1997 compared to $3,124,000 or 1.35% of loans outstanding at March 31, 1996. Nonperforming loans include nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. At March 31, 1997 the Bank had $256,000 in restructured loans, $351,000 in nonaccrual loans and $902,000 in other real estate. Accruing loans past due 90 days or more were $290,000 at March 31, 1997 compared to $370,000 at March 31, 1996. The accrual of interest generally discontinues on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At March 31, 1997, the reserve for loan losses was 1.72 times the nonperforming loans, compared to 1.56 times at December 31, 1996 and .88 times nonperforming loans at March 31, 1996.

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

Income Taxes

         Accrued taxes applicable to income for the three-month period ended March 31, 1997 was up $418,000 compared to the three-month period ended March 31, 1996. Pretax income for the first three months of 1997 was $2,449,000, an increase of $1,030,000 or 72.6% compared to $1,419,000 for the first three months of 1996. The increase in accrued taxes for the first three months of 1997 is attributable to the higher operating income.

Capital Resources and Shareholders' Equity

         Regulatory guidelines require minimum levels of capital, based on a risk weighting of each asset category and off-balance sheet contingencies. At March 31, 1997, based on these measures, the Bank's ratio for Tier 1 capital was 20.34% compared to the regulatory minimum risk-based capital ratio requirement of 4%. The Bank's Tier 2 capital ratio at this date was 21.53% compared to the regulatory requirement of 8%. Tier 1 or core capital, as defined by federal bank regulators, equals common shareholders' equity capital less goodwill and other disallowed intangible assets. Tier 2 capital is the allowable portion, as defined by the federal regulators, of the allowance for loan losses and 100% of Tier 1 capital. Federal banking guidelines for risk-based capital limit the amount of the allowance for loan losses allowable in Tier 2 or total capital to 1.25% of risk-weighted assets.

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

         To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and liabilities. On March 31, 1997 the gap between interest-sensitive assets and interest-sensitive liabilities was a negative $104,629,000 or .66. Under current economic conditions, management believes that is an acceptable level.

         Asset/liability management also addresses liquidity positioning. Liquidity management is required in order to fund current and future extensions of credit, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. As such, it is related to interest rate sensitivity management, in that each is affected by maturing assets and liabilities. While interest sensitivity management is concerned with repricing intervals of assets and liabilities, liquidity management is concerned with the maturities of those respective balances. An appropriate liquidity position is further accomplished through deposit growth and access to sources of funds other than deposits, such as the federal funds market. Historically, Bancshares has been a seller of excess investable funds in the federal funds market and uses these funds as a part of its liquidity management. Details of cash flows for the three months ended March 31, 1996 and 1995 are provided in the Consolidated Statements of Cash Flows.

                                     PART II
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Bancshares held its Annual Meeting of Shareholders on April 16, 1997. Proxies were solicited in connection with the Annual Meeting in accordance with Regulation 14 under the Securities Exchange Act of 1934, as amended, pursuant to a Proxy Statement dated March 14, 1997, in the form as filed by the Company with the Securities and Exchange Commission on March 14, 1997.

         At the Annual Meeting, the shareholders of Bancshares (i) elected four members to Bancshares' Board of Directors, (ii) ratified the appointment of Turlington and Company, L.L.P. to conduct the independent audit for the year 1997 and (iii) voted against a shareholder proposal relating to minimum share ownership requirements for members of the Board of Directors of Bancshares, each as more fully described in the Proxy Statement. Of the 5,403,539 shares of Bancshares' common stock entitled to vote at the Annual Meeting, the number of shares cast for, against and withheld, and the number of abstentions and broker nonvotes, as to each proposal are set forth below:

         1.    Election of Directors.

                                        For (Proxy)       Withheld
                                        -----------       --------

         Margaret Lee W. Crowell         3,632,738         52,136
         Robert F. Lowe                  3,642,092         42,782
         Robert E. Timberlake            3,643,961         40,913
         Julius S. Young, Jr             3,643,825         41,049

         2. Ratification of appointment of Turlington and Company, L.L.P., to conduct the independent audit for the year 1997.

                                           For            Against         Abstaining
                                           ---            -------         ----------

                                         3,643,372         22,265           19,237

         3. Shareholder proposal by W. Robert Koontz relating to minimum share ownership requirements for directors.


                                           For            Against         Abstaining
                                           ---            -------         ----------


                                         623,993           2,410,566        1,353

ITEM 5. OTHER INFORMATION.

         On January 21, 1997, Bancshares announced that it had entered into a letter of intent with Old North State Bank pursuant to which Lexington State Bank (the "Bank") and Old North State Bank, headquartered in Winston-Salem, North Carolina, would merge and the Bank would be the surviving corporation. On March 14, 1997, Bancshares, the Bank and Old North State Bank entered into an Agreement and Plan of Reorganization and Merger

         (the "Agreement"). Under the terms of the Agreement, Old North State Bank shareholders will receive shares of Bancshares common stock in exchange for their shares of Old North State Bank common stock. The value of the transaction would be $30 million based on the recent trading price of Bancshares common stock of $20.00 per share at the time of the announcement of the merger. The merger is anticipated to result in earnings per share dilution to Bancshares in the year in which the transaction closes due to one-time merger-related expenses, but become accretive in the following years. In connection with the signing of the letter of intent, Old North State granted Bancshares an option to purchase 265,675 shares of Old North State Bank common stock at an exercise price of $8.00 per share, exercisable only under certain conditions. Bancshares operates 14 banking offices in Davidson County, while Old North State Bank operates seven banking offices in Forsyth and Stokes Counties, which are contiguous to Davidson County. The merger is subject to regulatory and shareholder approvals and is expected to be completed in July 1997.

         The foregoing statements regarding the merger of the Bank and Old North State Bank, including the projected earnings per share dilution in 1997, the accretive effect of the merger in subsequent years and the expected timing of the consummation of the transaction, are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. As forward-looking statements, they are necessarily based upon various uncertain factors, including, but not limited to, the completion of the parties' due diligence reviews and negotiations, projections of costs to be incurred in connection with the merger and the parties' financial performance in the future. Because of such uncertainties, the actual timing and results of the merger may differ significantly from the forward-looking statements contained herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     EXHIBIT NO.                       DESCRIPTION
     -----------                       -----------

         2 Agreement and Plan of Reorganization and Merger By and Among LSB Bancshares, Inc., Lexington State Bank and Old North State Bank (incorporated by reference to Exhibit 2 to the registrant's Current Report on Form 8-K filed on March 26,
                  1997).

         3.1 Articles of Incorporation of LSB Bancshares, Inc. (incorporated by reference to Exhibit 4.2 to the registrant's Registration Statement on Form S-8 filed on November 17, 1992 (file no. 33-54610)).

         3.2 Bylaws of LSB Bancshares, Inc. (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

         27       Financial Data Schedule.

(b)   Reports on Form 8-K.

         The registrant filed a Current Report on Form 8-K (date of earliest event reported: March 14, 1997) on March 26, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   May 14, 1997                      LSB BANCSHARES, INC.
                                          (Registrant)


                                          /s/ Monty J. Oliver
                                          -----------------------------------
                                          Monty J. Oliver
                                          Chief Financial Officer
                                          Principal Accounting Officer

                                 EXHIBIT INDEX



     EXHIBIT NO.                       DESCRIPTION
     -----------                       -----------

         2 Agreement and Plan of Reorganization and Merger By and Among LSB Bancshares, Inc., Lexington State Bank and Old North State Bank (incorporated by reference to Exhibit 2 to the registrant's Current Report on Form 8-K filed on March 26,
                  1997).

         3.1 Articles of Incorporation of LSB Bancshares, Inc. (incorporated by reference to Exhibit 4.2 to the registrant's Registration Statement on Form S-8 filed on November 17, 1992 (file no. 33-54610)).

         3.2 Bylaws of LSB Bancshares, Inc. (incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

         27       Financial Data Schedule.