Form 10-K/A
period 1996-12-31
LSB BANCSHARES INC /NC/
filed 1997-07-02
CIK 714530

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 29549

                                  FORM 10-K/A

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

SIGNATURES
 ............


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of July, 1997.



LSB BANCSHARES, INC.
 .......................
Registrant

Robert F. Lowe
Chairman, President and Chief Executive Officer


Pursuant to the requirements by the Securities Exchange Act of 1934, this report has been signed on July 2, 1997 by the following persons in the capacities indicated:


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


Operating in a highly competitive market, LSB has traditionally been liability sensitive. ONSB, with offices in adjoining counties and similar markets, has also tended to be liability sensitive. Each bank has used their membership in the Federal Home Loan Bank ("FHLB") to actively manage it's sensitivity position. In addressing the impact of the proposed merger, LSB borrowed $10 million on April 30, 1997 from the FHLB, with a two year maturity, for investment in Federal funds sold. This borrowing effectively increased LSB's interest-earning assets and thereby improved the bank's cumulative gap position. In addition, LSB becomes asset sensitive in the one-to-five year term with 86% of the over one year earning assets repricing in this period.


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


The investment securities portfolio at December 31, 1996 was down 16.8% from December 31, 1995. Management deployed funds from maturing securities to the loan portfolio as the strong loan demand continued. The mix of the investment securities portfolio was also adjusted during this time period as securities matured and new purchases were made. The percentage of held-to-maturity securities dropped to 73.9% at December 31, 1996 from 76.1% at December 31, 1995. LSB management feels that with these strategies, along with being asset sensitive in the one-to-five year term, the bank's interest sensitivity position can be effectively managed.


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



NONPERFORMING ASSETS
 .......................

Table 9
(In thousands)


                                                                   1996             1995         1994        1993         1992
                                                                ==============================================================
Nonaccrual loans:
  Secured by real estate...................................         352           $  990       $    0        $1,284     $    0
  Commercial and industrial................................           0               50            0             0          0

Restructured loans.........................................         259              289            0             0        960

Other real estate acquired through
  foreclosed properties....................................       1,125              988        1,059            59         74

Accruing loans which are contractually past
  due 90 days or more......................................         231              206        1,035           472      1,060
                                                                -------           ------       ------        ------     ------
Total nonperforming assets.................................     $ 1,967           $2,523       $2,094        $1,815     $2,094
                                                                =======           ======       ======        ======     ======
Nonperforming assets to:
  Loans outstanding at end of year.........................         .72%            1.11%        1.02%          .93%      1.14%
  Total assets at end of year..............................         .47              .67          .59           .53        .65

The loss of interest income associated with
  nonperforming loans at December 31:
                                                                   1996             1995         1994        1993         1992
                                                                ==============================================================
Interest income that would have been recorded in
   accordance with original terms..........................     $    29           $   17       $   71        $  162     $   95

Less interest income actually recorded.....................           0                3            0            88         95
                                                                -------           ------       ------        ------     ------
Loss of interest income....................................     $    29           $   14       $   71         $  74     $    0
                                                                =======           ======       ======        ======     ======

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


Loans
     Loans are generally carried at the principal amount outstanding, net of deferred loan fees. Mortgage loans held for sale are carried at the lower of cost or market value, as determined by outstanding commitments from investors. Interest income is recognized using the interest method. Net deferred loan fees are amortized into income over the term of the loan. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments of principal and interest as they become due.


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


                                              LSB BANCSHARES, INC.


         Date:  July 2, 1997             By   /s/ Robert F. Lowe
                                           ----------------------------------
                                              Robert F. Lowe, President and
                                                Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                           CAPACITY                            DATE

/s/ Robert F. Lowe                  Chairman of the Board, President    July 2, 1997
-------------------------------     and Chief Executive Officer
Robert F. Lowe                      (Principal Executive Officer)

/s/ Monty J. Oliver                 Secretary, Treasurer and            July 2, 1997
-------------------------------     Chief Financial Officer
Monty J. Oliver                     (Principal Financial Officer and
                                    Principal Accounting Officer)

/s/ Michael S. Albert               Director                            July 2, 1997
-------------------------------
Michael S. Albert

                                    Director
-------------------------------
Peggy B. Barnhardt

/s/ Leonard H. Beck                 Director                            July 2, 1997
-------------------------------
Leonard H. Beck

                                    Director
-------------------------------
Margaret Lee W. Crowell

                                    Director
-------------------------------
Samuel R. Harris

                                    Director
-------------------------------
Walter A. Hill, Sr.

/s/ David A. Smith                  Director                            July 2, 1997
-------------------------------
David A. Smith

/s/ Robert B. Smith, Jr.            Director                            July 2, 1997
-------------------------------
Robert B. Smith, Jr.

/s/ Burr W. Sullivan                Director                            July 2, 1997
-------------------------------
Burr W. Sullivan

/s/ Robert E. Timberlake            Director                            July 2, 1997
-------------------------------
Robert E. Timberlake

                                    Director
-------------------------------
Julius S. Young, Jr.
