Form 10-Q/A
period 1997-03-31
LSB BANCSHARES INC /NC/
filed 1997-07-02
CIK 714530

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q/A


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



         In the opinion of management, all loans where serious doubts exist as to the ability of borrowers to comply with the present repayment terms have been included in the schedule presented.

         Responsibility for market risk management resides with the Asset/Liability Management Committee ("ALCO"). The ALCO Committee monitors market conditions, interest rate trends and the economic environment in its decision making process. Based upon its view of existing and expected market conditions, balance sheet strategies will be adopted to optimize net interest income while minimizing the risk associated with unanticipated changes in interest rates.

         The provision for loan and lease losses for the first quarter of 1997 was $93,000 compared to $73,000 in 1996. Net charge-offs amounted to $82,000, or .03% of average loans outstanding, on an annualized basis, during the first three months of 1997 compared to $68,000, or .03% of average loans outstanding, on an annualized basis, for the comparable period of 1996. The increase in the provision reflects higher net charge-offs incurred during the recent quarter and continued growth in the loan portfolio.


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


















                             ASSET QUALITY ANALYSIS

                                                3/31/97         3/31/96
RESERVE FOR LOAN LOSSES
  Beginning balance                             $3,075          $2,730
  Provision for loan losses                         93              73
  Net charge-offs                                  (82)            (66)
  Ending balance                                 3,086           2,735

RISK ASSETS
  Nonaccrual loans                              $  351          $1,389
  Foreclosed real estate                           902           1,076
  Restructured loans                               256             287
  Loans 90 days or more past due and
    still accruing                                 290             370

ASSET QUALITY RATIOS
Nonaccrual loans as a percentage of
  total loans                                      .12%            .60%
Nonperforming assets as a percentage of:
  Total assets                                     .42             .54
  Loans plus foreclosed property                   .63            1.34
Net charge-offs as a percentage of
  average loans                                    .03             .03
Reserve for loan losses as a percentage
  of loans                                        1.09            1.18
Ratio of reserve for loan losses to:
  Net charge-offs                                 9.41X          10.06X
  Nonaccrual loans                                8.79            1.97

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



Date:   July 2, 1997                      LSB BANCSHARES, INC.
                                          (Registrant)



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