Form 10-Q
period 1997-06-30
LSB BANCSHARES INC /NC/
filed 1997-08-11
CIK 714530

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1997

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

         The number of shares outstanding as of June 30, 1997 was 5,405,177.

                              LSB BANCSHARES, INC.

                                    FORM 10-Q

                                      INDEX


Part I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets
          June 30, 1997 and December 31, 1996

          Consolidated Statements of Income
          Three Months Ended June 30,1997 and 1996
          Six Months Ended June 30,1997 and 1996

          Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1997 and 1996

          Notes to Consolidated Financial Statements
          Six Months Ended June 30, 1997 and 1996

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Part II.  Other Information

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


Signatures

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

LSB Bancshares, Inc.
Consolidated Balance Sheets
(In Thousands)

                                                                 June 30         December 31
                                                                  1997               1996
                                                               ---------          ---------
ASSETS
Cash and Due from Banks                                        $  18,847          $  20,611
                                                               ---------          ---------
Federal Funds Sold                                                47,625             26,720
                                                               ---------          ---------
Investment Securities:
  Held to Maturity, Market Value $59,612 and $67,981              58,697             66,991
                                                               ---------          ---------
  Available for Sale, at Market Value                             23,452             23,626
                                                               ---------          ---------
Loans:
  Commercial                                                     106,363             97,431
  Installment                                                     55,765             53,525
  Mortgage                                                       131,134            121,088
                                                               ---------          ---------
   Total Loans                                                   293,262            272,044
  Less, Reserve for Loan Losses                                   (3,542)            (3,075)
                                                               ---------          ---------
   Net Loans                                                     289,720            268,969
                                                               ---------          ---------
Premises and Equipment                                             9,105              8,840
                                                               ---------          ---------
Other Assets                                                       6,425              5,843
                                                               ---------          ---------
   TOTAL ASSETS                                                $ 453,871          $ 421,600
                                                               =========          =========

LIABILITIES
Deposits:
 Demand                                                        $  51,887          $  43,987
 Savings, NOW and Money Market Accounts                          177,097            166,077
 Certificates of Deposit of less than $100,000                   108,307            101,018
 Certificates of Deposit of $100,000 or more                      37,766             43,738
                                                               ---------          ---------
  Total Deposits                                                 375,057            354,820
Securities Sold Under Agreements to Repurchase                     3,015              3,285
Borrowings from the Federal Home Loan Bank                        19,500              9,167
Other Liabilities                                                  2,469              2,642
                                                               ---------          ---------
   Total Liabilities                                             400,041            369,914
                                                               ---------          ---------
SHAREHOLDERS' EQUITY
Capital Stock:  Common, authorized 10,000,000
   shares, Par Value $5, issued 5,405,177 shares
   in 1997 and 5,390,727 shares in 1996                           27,026             27,018
Paid-In Capital                                                   11,342             11,331
Retained Earnings                                                 15,502             13,336
Net Unrealized Gains (Losses) on Securities Available
   for Sale, Net of taxes                                            (40)                 1
                                                               ---------          ---------
   Total Shareholders' Equity                                     53,830             51,686
                                                               ---------          ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 453,871          $ 421,600
                                                               =========          =========

LSB Bancshares, Inc.
Consolidated Statements of Income
(In Thousands Except Share Data and Note)

                                                          Three Months Ended             Six Months Ended
                                                               June 30                        June 30
                                                     --------------------------      --------------------------
                                                        1997            1996            1997            1996
                                                     ----------      ----------      ----------      ----------
INTEREST INCOME
 Interest and Fees on Loans                          $    6,698      $    5,464      $   13,101      $   10,809
 Interest on Investment Securities:
   Taxable                                                  795           1,118           1,608           2,280
   Tax Exempt                                               420             485             857             971
 Federal Home Loan Bank                                      31                              59
 Federal Funds Sold                                         538              74           1,001             222
                                                     ----------      ----------      ----------      ----------
     Total Interest Income                                8,482           7,141          16,626          14,282
                                                     ----------      ----------      ----------      ----------

INTEREST EXPENSE
 Deposits                                                 3,274           2,770           6,442           5,605
 Securities Sold Under Agreements to Repurchase              20              20              45              36
 Borrowings from the Federal Home Loan Bank                 251                             404
                                                     ----------      ----------      ----------      ----------
     Total Interest Expense                               3,545           2,790           6,891           5,641
                                                     ----------      ----------      ----------      ----------

NET INTEREST INCOME                                       4,937           4,351           9,735           8,641
 Provision for Loan Losses                                   95             143             188             216
                                                     ----------      ----------      ----------      ----------
 Net Interest Income After Provision                      4,842           4,208
  for Loan Losses                                                                         9,547           8,425
                                                     ----------      ----------      ----------      ----------

NONINTEREST INCOME
 Service Charges on Deposit Accounts                        512             506           1,017             999
 Gains (Losses) on Sales of Mortgages                        33              77              77              70
 Other Operating Income                                     656             545           1,280           1,014
                                                     ----------      ----------      ----------      ----------
    Total Noninterest Income                              1,201           1,128           2,374           2,083
                                                     ----------      ----------      ----------      ----------

NONINTEREST EXPENSE
 Personnel Expense                                        2,037           1,930           4,040           3,872
 Occupancy Expense                                          190             199             397             391
 Equipment Depreciation and Maintenance                     212             168             405             335
 Other Operating Expense                                  1,172             982           2,198           1,917
 Restructuring Charges                                                                        0             517
                                                     ----------      ----------      ----------      ----------
    Total Noninterest Expense                             3,611           3,279           7,040           7,032
                                                     ----------      ----------      ----------      ----------
 Income Before Income Taxes                               2,432           2,057           4,881           3,476
 Income Taxes                                               764             555           1,527             900
                                                     ----------      ----------      ----------      ----------
NET INCOME                                           $    1,668      $    1,502      $    3,354      $    2,576
                                                     ==========      ==========      ==========      ==========

NET INCOME PER SHARE                                 $      .31      $      .28      $     0.62      $     0.48


Weighted Average Shares Outstanding                   5,404,552       5,385,416       5,404,045       5,384,088

LSB Bancshares, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

                                                                   Six Months Ended
                                                                         June 30
                                                                   1997           1996
                                                                 --------       --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                     $  3,354       $  2,576
  Adjustments to reconcile net income to net cash:
    Depreciation and amortization                                     418            351
    Securities premium amortization and
     discount accretion, net                                          (11)            20
    (Increase) decrease in loans held for sale                        486         (2,575)
    Deferred income taxes                                            (246)           132
    Income taxes payable                                               34           (301)
    (Increase) decrease in income earned
     but not received                                                  24             79
    Increase (decrease)in interest accrued
     but not paid                                                      89            (62)
    Provision for loan losses                                         188            216
    Gain on sale of investment securities                               0              0
    Gain on sale of premise and equipment                              (6)             0
                                                                 --------       --------
      Net cash provided by operating activities                     4,330            436
                                                                 --------       --------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchases of securities held to maturity                              0         (3,000)
  Proceeds from maturities of securities held to maturity           8,302         10,422
  Proceeds from sales of securities held to maturity                    0              0
  Purchases of securities available for sale                       (2,391)        (6,038)
  Proceeds from maturities of securities available for sale         2,500          6,001
  Proceeds from sales of securities available for sale                  0              0
  Net (increase) decrease in loans made to customers              (21,425)       (17,422)
  Purchases of premises and equipment                                (714)          (378)
  Proceeds from sale of premises and equipment                         36              0
  Net (increase)decrease in Federal Funds sold                    (20,905)         7,900
  (Increase) decrease in other assets                                (333)          (156)
                                                                 --------       --------
     Net cash used by investing activities                        (34,930)         2,671
                                                                 --------       --------

CASH FLOW FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits,
   NOW, money market and savings accounts                          18,919         (3,393)
  Net increase (decrease) in time deposits                          1,317          7,593
  Net increase (decrease) in securities
   sold under agreements to repurchase                               (269)        (1,840)
  Proceeds from issuance of long-term debt                         12,000
  Payments on long-term debt                                       (1,667)
  Dividends paid                                                   (1,189)        (1,089)
  Net increase (decrease) in other liabilities                       (295)           493
  Common stock Issued                                                  20            126
                                                                 --------       --------
      Net cash provided by financing activities                    28,836          5,570
                                                                 --------       --------

Increase (decrease) in cash                                        (1,764)         3,335
Cash at the beginning of the period                                20,611         17,581
                                                                 --------       --------
Cash at end of period                                            $ 18,847       $ 20,916
                                                                 ========       ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:
    Interest                                                     $  6,803       $  5,703
    Income Taxes                                                    1,740          1,179
  Noncash financing and investing activities:
    Transfer of loans to other real estate owned                 $      0       $    277


                              LSB Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                     Six Months Ended June 30, 1997 and 1996

Note 1.  Basis of Presentation

         The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

         The accompanying unaudited Consolidated Financial Statements include the accounts of LSB Bancshares, Inc., (the Corporation) and its wholly-owned subsidiary Lexington State Bank (the Bank) and the Bank's wholly-owned subsidiaries Peoples Finance Company of Lexington, Inc. and LSB Financial Services, Inc.

         For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1996.

Note 2.  Investment Securities

         The valuations of investment securities as of June 30, 1997 and December 31, 1996 were as follows (in thousands):


                                                            June 30, 1997
                                                                               Approximate
                                           Amortized    Unrealized  Unrealized   Market
                                              Cost         Gains      Losses      Value
                                           ---------    ----------  ---------- -----------

Securities held to maturity:
U.S. Treasury and other U.S. government      $30,003      $   27      $132      $29,898
     agency obligations
State, county and municipal securities        28,694       1,087        67       29,714
                                             -------      ------      ----      -------
    Total securities available for sale      $58,697      $1,114      $199      $59,612
                                             =======      ======      ====      =======

                                                                               Approximate
                                           Amortized    Unrealized  Unrealized   Market
                                              Cost         Gains      Losses      Value
                                           ---------    ----------  ---------- -----------

Securities available for sale:
U.S. Treasury and other U.S. government      $21,997      $  100      $166      $21,931
     agency obligations
State, county and municipal securities             0           0         0            0
Federal Home Loan Bank stock                   1,521           0         0        1,521
                                             -------      ------      ----      -------
    Total securities available for sale      $23,518      $  100       166       23,452
                                             =======      ======      ====      =======

                                                           December 31, 1996
                                                                               Approximate
                                           Amortized    Unrealized  Unrealized   Market
                                              Cost         Gains      Losses      Value
                                           ---------    ----------  ---------- -----------

Securities held to maturity:
U.S. Treasury and other U.S. govern          $36,505      $    0      $108      $31,397
     agency obligations
State, county and municipal securities        30,486       1,098         0       31,584
                                             -------      ------      ----      -------
    Total securities available for sale      $66,991      $1,098      $108      $67,981
                                             =======      ======      ====      =======
                                                                               Approximate
                                           Amortized    Unrealized  Unrealized   Market
                                              Cost         Gains      Losses      Value
                                           ---------    ----------  ---------- -----------

Securities available for sale:
U.S. Treasury and other U.S. govern          $22,501      $   47      $ 45      $22,503
     agency obligations
State, county and municipal securities
Federal Home Loan Bank stock                   1,123           0         0        1,123
                                             -------      ------      ----      -------
    Total securities available for sale      $23,624      $   47      $ 45      $23,626
                                             =======      ======      ====      =======

         No investment securities were sold for the periods ended June 30, 1997 or December 31, 1996. Accordingly, there were no realized gain or losses for the periods.

         Investment securities with amortized cost of $64,420,441 and $66,358,672 as of June 30, 1997 and December 31, 1996, were pledged to secure public deposits and for other purposes.

Note 3. Loans (Table In Thousands)

         A summary of consolidated loans follows:

                                               June 30
                                      1997                1996
                                    --------            --------
            Commercial              $106,363            $ 83,640
            Installment               52,515              48,512
            Mortgage                 131,134             111,625
            Credit Cards               3,250               2,740
                                    --------            --------
            Total                   $293,262            $246,517
                                    ========            ========


         As of January 1, 1995, the Corporation adopted SFAS 114 as amended by SFAS 118 for impaired loans. The statements subject all loans to impairment recognition except for large groups of smaller-balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Corporation generally considers loans to be impaired when future payments of principal and interest are in doubt. Included in impaired loans are loans that are consistently past due, loans 90 days or more past due and all nonaccrual loans. Interest income on impaired loans is recognized consistent with the Corporation's income recognition policy of daily accrual of income until the loan is determined to be uncollectable and placed in a nonaccrual status. For all impaired loans other than nonaccrual loans, interest income totaling $86,808 for the period was recorded on an accrual basis. Interest income on nonaccrual loans is recognized on a cash basis. The actual amount of interest income received from the loans for the period was 0. Interest income for the period on nonaccrual loans that would have been recorded in accordance with the original terms of the notes was $17, 805. The adoption of SFAS 114 and SFAS 118 did not have a material effect on Bancshares' financial position or results of operations and required no increase to the reserve for loan and lease losses.

         At June 30, 1997, the total investment in loans that are considered impaired under SFAS 114 was $2,092,270 of which $352,926 were nonaccrual loans. A related valuation allowance of $329,924 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended June 30, 1997 was approximately $2,106,418.

         At June 30, 1997 loans totaling $5,382,837 were held for sale stated at the lower of cost of market on an individual loan basis.

Note 4.  Reserve for Loan Losses
         (In Thousands)

         The following sets forth the analysis of the consolidated reserve for loan losses:

                                                            Six Months Ended
                                                                 June 30
                                                         1997                1996
                                                        -------             -------
            Balances at beginning of periods            $ 3,075             $ 2,730
            Provision for loan losses                       188                 216
            Recoveries of amounts previously
             charged off                                    496                  55
            Loan losses                                    (217)               (203)
                                                        -------             -------
            Balances at end of periods                  $ 3,542             $ 2,798
                                                        =======             =======


Note 5. Restructuring Charges

         In January 1996, the Board of Directors of the Corporation approved a strategic plan to improve operating efficiencies. The major element of the plan was the reduction in staff through an offer of early retirement to all employees 55 years of age or older with ten years or more of service. Of the employees offered this opportunity, 68% opted for early retirement, which was effective March 31, 1996. The costs associated with increases in the actuarially determined pension and post retirement medical expenses totaled $490,000, severance costs associated with the early retirement package totaled $27,000 and professional fees for administration of the early retirement totaled $5,000.

Note 6. Stock Split

         In January of 1996, the Board of Directors of Bancshares declared a five-for-four stock split payable February 15, 1996. All previously reported per share amounts have been restated to reflect this stock split.


Note 7. Other Accounting Changes

         In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement No. 125 ("SFAS 125") "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which became effective January 1, 1997 and superseded SFAS 122. SFAS 125 applies an accounting treatment similar to that outlined in SFAS 122 for mortgage servicing rights and extends it to servicing assets on all financial assets. In December of 1996, the FASB issued SFAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", which amends SFAS 125 by deferring the effective date of certain provisions of the Statement by one year. This means that entities that are applying SFAS 125 for the first time may phase in the pronouncement, applying those parts of SFAS 125 that are not covered by SFAS 127 in the current year and those covered by SFAS 127 in the following year. The Corporation adopted SFAS 125, as amended by SFAS 127, on January 1, 1997. The implementation of the Statement and the related amendment did not have a material impact on the consolidated financial position or consolidated results of operations of the Corporation.

         Disclosure requirements of Financial Accounting Standards No. 123 (SFAS
         123) "Accounting for Stock-Based Compensation" are applicable for financial statements for fiscal years beginning after December 15, 1995. SFAS 123 establishes a fair value based method of accounting for stock options and other equity instruments used in employee compensation plans. SFAS 123 also requires significantly expanded disclosures, including disclosure of the pro forma amount of net income and earnings per share as if the fair value based method were used to account for stock-based compensation, if the intrinsic value method of APB No.-25 is retained. The Corporation intends to retain APB No.-25 in its pro forma disclosure.

         In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock, such as options and warrants. SFAS 128 simplifies the standards for computing EPS previously found in Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share". SFAS 128 replaces the presentation of "primary" EPS with a presentation of "basic" EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. Restatement of all prior-period earnings per share data presented is required. Assuming that SFAS 128 had been implemented, basic earnings per share would not have differed materially from those disclosed in the accompanying consolidated statements of income.

         In March 1997, the FASB also issued SFAS 129, "Disclosure of Information about Capital Structure". SFAS 129 establishes standards for disclosing information about a company's capital structure. Under SFAS 129, a company shall provide within its financial statements a summary explanation of the pertinent rights and privileges of the various securities that are outstanding. The Statement is effective for financial statements for periods ending after December 15, 1997. The Corporation does not anticipate that the implementation of this Statement will have a material impact on the consolidated financial position or results of operation.

Note 8. Merger

         On January 21, 1997, LSB Bancshares, Inc. ("LSB") and Old North State Bank ("ONSB") of Winston-Salem, North Carolina announced the signing of a letter of intent under which the two banks would merge. A definitive agreement was signed on March 14, 1997. Under the terms of the definitive agreement LSB Bancshares, Inc. will acquire ONSB in a stock transaction to be accounted for as a pooling of interests. The terms of the agreement further stipulate that ONSB shareholders will receive
         0.948 shares, subject to adjustment under certain conditions, of LSB Bancshares, Inc. common stock in exchange for each share of ONSB common stock held. The merger, which is subject to shareholder and regulatory approval, is expected to be completed on August 11, 1997. It is currently anticipated that LSB will incur approximately $1.4 million in nonrecurring merger-related costs associated with executing the merger with ONSB. As of June 30, 1997, merger related expenses totaling $393,000 have been capitalized in Other Assets. LSB has 14 branch offices in Davidson County, while ONSB has 7 branch offices in Forsyth and Stokes Counties, which are the contiguous counties north of Davidson County.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         Three Months Ended June 30, 1997 Compared to Three Months Ended June 30. 1996

Net Interest Income

         The primary source of earnings for the Corporation is net interest income, which represents the dollar amount by which interest generated by earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.

         Total interest income of $8,482,000 for the second quarter of 1997 was up $1,341,000 or 18.8% compared to $7,141,000 for the second quarter of 1996. Total interest expense for the same period increased $755,000 or 27.1%. The prime interest rate, which made its first change in March of this year since dropping to 8.25% in February of 1996, remained steady during the second quarter of 1997. The prime interest rate is used as an interest rate indicator by banks and has been at 8.50% since that March 27th increase. These results produced net interest income of $4,937,000 for the second quarter of 1997, for an increase of $586,000 or 13.5% compared to $4,351,000 for the second quarter of 1996.

Noninterest Income and Expense

         Noninterest income for the second quarter of 1997 was up $73,000 or 6.5% compared to the second quarter of 1996. Fee income related to service charges on deposit accounts for the second quarter of 1997 was up a marginal $6,000 or 1.2% compared to the second quarter of 1996. Other operating income for the second quarter of 1997 was up $111,000 or 20.4% compared to the second quarter of 1996. This increase is attributable to fee income generated from deposit and loan services provided by the Bank.

         Noninterest expense for the second quarter of 1997 increased $332,000 or 10.1% compared to the second quarter of 1996. Personnel expense for the second quarter of 1997, comprised of salaries and fringe benefits, increased $107,000 or 5.5% compared to the second quarter of 1996. Occupancy expense for the same period decreased $9,000 or 4.5%. Equipment depreciation and maintenance expense increased $44,000 or 26.2% the second quarter of 1997 compared to the same period last year, while other operating expense increased $190,000 or 19.3% during the same period. These increases are attributable to enhancements made to the Bank's data processing systems. All increases in noninterest expense were within the Bank's budgeted projections.

         Six Months Ended June 30, 1997 Compared to Six Months Ended
         June 30, 1996

Net Interest Income

         Net interest income of $9,735,000 for the first six months of 1997 was up $1,094,000 or 12.7% compared to $8,641,000 for the first six months of 1996. Stable interest rates for the first half of the year along with strong loan growth were major factors contributing to this increase. Total interest income of $16,626,000 for the first six months of 1997 was up $2,344,000 or 16.4% compared to $14,282,000 for the first six months of 1996. Total interest expense for the same period increased $1,250,000 or 22.2%. Deposit growth gained some strength during the second quarter of 1997 contributing to the increased interest expense.

Noninterest Income and Expense

         Noninterest income for the first six months of 1997 was up $291,000 or 14.0% compared to the first six months of 1996. Fee income related to service charges on deposit accounts for the first half of 1997 was up a marginal $18,000 or 1.8% compared to the first half of 1996. Other operating income for the first six months of 1997 was up $266,000 or 26.2% compared to the first six months of 1996. This increase is attributable to greater activity in deposit and loan services provided by the Bank and the resultant fee income generated.

         Noninterest expense for the first six months of 1997 increased $8,000 or .1% compared to the same period of 1996. The contributing factor to this small increase is the restructuring charge of $517,000 incurred in the first quarter of 1996. The restructuring plan implemented by the Bank in 1996 included an offer for early retirement to all employees 55 years of age with ten years of service. Of this group, 68% opted for early retirement, which was effective March 31, 1996. Excluding the restructuring charges, noninterest expense for the first half of 1997 increased $525,000 or 8.1% compared to the same period of 1996. Personnel expense for the first half of 1997, comprised of salaries and fringe benefits, increased $168,000 or 4.3% compared to the first half of 1996. Occupancy expense for the period being compared remained virtually unchanged. Equipment depreciation and maintenance expense for the first half of 1997 increased $70,000 or 20.9%, while other operating expense increased $281,000 or 14.7% for the dame period. These increases are attributable to enhancements made to the Bank's data processing systems during this period. All increases in noninterest expense were within the Bank's budgeted projections.

Asset Quality and Provision for Loan Losses

         The reserve for loan losses was $3,542,000 or 1.21% of loans outstanding at June 30, 1997 compared to $3,075,000 or 1.13% of loans outstanding at December 31, 1996 and $2,798,000 or 1.14% at June 30, 1996. Nonperforming loans totaled $1,782,000 or .61% of loans outstanding at June 30, 1997 compared to $2,848,000 or 1.16% of loans outstanding at June 30, 1996. Nonperforming loans include nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. At June 30, 1997 the Bank had $226,000 in restructured loans, $400,000 in nonaccrual loans and $902,000 in other real estate. Accruing loans past due 90 days or more were $255,000 at June 30, 1997 compared to $257,000 at June 30, 1996. The accrual of interest generally discontinues on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At June 30, 1997, the reserve for loan losses was 1.99 times the nonperforming loans, compared to 1.56 times at December 31, 1996 and .98 times nonperforming loans at June 30, 1996.

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

         The provision for loan and lease losses for the first six months of 1997 was $188,000 compared to $216,000 for the first six months of 1996. As the result of one large recovery, related to a loan previously charged off, total recoveries exceeded charge-offs by $279,000. The decrease in the 1997 provision for loan and lease losses reflects this net increase in the loan loss reserve resulting from the recovery.

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

                             ASSET QUALITY ANALYSIS

                                                      6/30/97           6/30/96
RESERVE FOR LOAN LOSSES
         Beginning balance                          $   3,075         $   2,730
         Provision for loan losses                        188               216
         Net charge-offs                                 -279               148
         Ending balance                                 3,542             2,798

RISK ASSETS
         Nonaccrual loans                           $     399         $   1,155
         Foreclosed real estate                           902             1,174
         Restructured loans                               226               262
         Loans 90 days or more past due and
                  still accruing                          255               257

ASSET QUALITY RATIOS
Nonaccrual loans as a percentage of total loans           .14%              .47%
Nonperforming assets as a percentage of:
         Total assets                                     .39               .74
         Loans plus foreclosed property                   .61              1.15
Net charge-offs as a percentage of average loans          N/M               .06
Reserve for loan losses as a percentage of loans         1.21              1.14
Ratio of reserve for loan losses to:
         Net charge-offs                                  N/M              9.45X
         Nonaccrual loans                                8.86              2.42
N/M Denotes Non Meaningful


Income Taxes

         Accrued taxes applicable to income for the six-month period ended June 30, 1997 increased $627,000 compared to the six-month period ended June 30, 1996. Pretax income for the first six months of 1997 was $4,881,000, an increase of $1,405,000 or 40.4% compared to $3,476,000 for the first six months of 1996. The increase in accrued taxes for the first half of 1997 is attributable to the higher operating income. The effective tax rate for the six- month period ended June 30, 1997 was 31.3% compared to 25.9% for the six-month period ended June 30, 1996.

Capital Resources and Shareholders' Equity

         Regulatory guidelines require minimum levels of capital, based on a risk weighting of each asset category and off-balance sheet contingencies. At June 30, 1997, based on these measures, the Bank's ratio for Tier 1 capital was 19.99% compared to the regulatory minimum risk-based capital ratio requirement of 4%. The Bank's Tier 2 capital ratio at this date was 21.24% compared to the regulatory requirement of 8%. Tier 1 or core capital, as defined by federal bank regulators, equals common shareholders' equity capital less goodwill and other disallowed intangible assets. Tier 2 capital is the allowable portion, as defined by the federal regulators, of the allowance for loan losses and 100% of Tier 1 capital. Federal banking guidelines for risk-based capital limit the amount of the allowance for loan losses allowable in Tier 2 or total capital to 1.25% of risk-weighted assets.

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

         To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and liabilities. As of June 30, 1997, the gap between interest-sensitive assets and interest-sensitive liabilities was a negative $84,093 or 0.73. Under current economic conditions, management believes this is an acceptable level.

         Asset/liability management also addresses liquidity positioning. Liquidity management is required in order to fund current and future extensions of credit, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. As such, it is related to interest rate sensitivity management, in that each is affected by maturing assets and liabilities. While interest sensitivity management is concerned with repricing intervals of assets and liabilities, liquidity management is concerned with the maturities of those respective balances. An appropriate liquidity position is further accomplished through deposit growth and access to sources of funds other than deposits, such as the federal funds market. Traditionally, LSB has been a seller of excess investable funds in the federal funds market and uses these funds as a part of its liquidity management. Details of cash flows for the six months ended June 30, 1997 and 1996 are provided in the Consolidated Statements of Cash Flows.

PART II. OTHER INFORMATION

Item 5.  Other Information

         On January 21, 1997, Bancshares announced the signing of a Letter of Intent under which LSB Bancshares, Inc. and Old North State Bank of Winston-Salem, North Carolina would merge. Under the terms of the Letter of Intent, Old North State Bank shareholders would receive LSB Bancshares, Inc. common stock in exchange for their Old North State Bank holdings. The value of the transaction would be $30 million based on Bancshares recent trading price of $20.00 per share at the time of the announcement. The transaction is anticipated to result in earnings per share dilution to the Corporation in the year in which the transaction closes due to one-time merger-related expenses, but become accretive in the following years. In connection with the signing of the Letter of Intent, Old North State granted the Corporation an option to purchase 265,675 shares of its stock at the exercise price of $8.00 per share, exercisable in certain events. LSB has a dominant position in Davidson County, while Old North State has a strong and growing presence in Forsyth and Stokes Counties, which are the contiguous counties north of Davidson County. A Definitive Agreement between the two institutions was signed on March 14, 1997. The merger is subject to regulatory and shareholder approvals and is expected to be completed by August 11, 1997. The foregoing statements regarding the merger of LSB and Old North State Bank, including the projected earnings per share dilution on 1997 and accretive effect of the merger in subsequent years, and the expected timing of the consummation of the transaction are "forward looking statement" as defined in the Private Securities Litigation Reform Act of 1995. As forward-looking statements, they are necessarily based upon various uncertain factors, including, but not limited to, the completion of the parties' due diligence reviews and negotiations, projections of costs to be incurred in connection with the merger and the parties' financial performance in the future. Because of such uncertainties, the actual timing and results of the merger may differ significantly from the forward-looking statements contained herein.



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

         27     Financial Data Schedule (for SEC use only).

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date August 7, 1997                          LSB BANCSHARES, INC.
                                        -------------------------------
                                                 (Registrant)



                                        /s/ Monty J. Oliver
                                        --------------------------------
                                        Monty J. Oliver
                                        Chief Financial Officer
                                        Principal Accounting Officer