Form 10-Q
period 1997-09-30
LSB BANCSHARES INC /NC/
filed 1997-11-12
CIK 714530

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1997

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

         The number of shares outstanding as of September 30, 1997 was 6,914,285.

                              LSB BANCSHARES, INC.

                                    FORM 10-Q

                                      INDEX


Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets
         September 30, 1997 and December 31, 1996

         Consolidated Statements of Income
         Three Months Ended September 30,1997 and 1996
         Nine Months Ended September 30, 1997 and 1996

         Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1997 and 1996

         Notes to Consolidated Financial Statements
         Nine Months Ended September 30, 1997 and 1996

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Part II. Other Information

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures

PART I.  FINANCIAL INFORMATION
Item 1.     Financial Statements

LSB Bancshares, Inc.
Consolidated Balance Sheets
(In Thousands)

                                                               September          December
                                                                  1997               1996
                                                               ---------          ---------
ASSETS
Cash and Due from Banks                                        $  27,557          $  25,196
                                                               ---------          ---------
Federal Funds Sold                                                68,720             26,720
                                                               ---------          ---------
Investment Securities:
  Held to Maturity, Market Value $60,320 and $72,081              58,979             71,137
                                                               ---------          ---------
  Available for Sale, at Market Value                             47,681             56,941
                                                               ---------          ---------
Loans:
  Commercial                                                     179,391            166,682
  Installment                                                     63,416             59,977
  Mortgage                                                       146,418            129,242
                                                               ---------          ---------
   Total Loans                                                   389,225            355,901
  Less, Reserve for Loan Losses                                   (4,666)            (4,075)
                                                               ---------          ---------
   Net Loans                                                     384,559            351,826
                                                               ---------          ---------
Premises and Equipment                                            11,461             11,264
                                                               ---------          ---------
Other Assets                                                       9,164              9,002
                                                               ---------          ---------
   TOTAL ASSETS                                                $ 608,121          $ 552,086
                                                               =========          =========

LIABILITIES
Deposits:
 Demand                                                        $  61,913          $  62,375
 Savings, NOW and Money Market Accounts                          230,731            195,086
 Certificates of Deposit of less than $100,000                   157,286            148,902
 Certificates of Deposit of $100,000 or more                      50,439             58,796
                                                               ---------          ---------
  Total Deposits                                                 500,369            465,159
Securities Sold Under Agreements to Repurchase                     6,422              5,985
Borrowings from the Federal Home Loan Bank                        31,591             14,200
Other Liabilities                                                  3,728              3,874
                                                               ---------          ---------
   Total Liabilities                                             542,110            489,218
                                                               ---------          ---------
SHAREHOLDERS' EQUITY
Capital Stock:  Common, authorized 10,000,000
   Shares, Par Value $5, issued 6,914,285 shares
   in 1997 and 6,884,292 shares in 1996                           34,571             34,432
Paid-In Capital                                                   14,701             14,671
Retained Earnings                                                 16,688             13,872
Net Unrealized Gains (Losses) on Securities Available
   for Sale, Net of taxes                                             51               (107)
                                                               ---------          ---------
   Total Shareholders' Equity                                     66,011             62,868
                                                               ---------          ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 608,121          $ 552,086
                                                               =========          =========

LSB Bancshares, Inc.
Consolidated Statements of Income
(In Thousands except Share Data and Note)

                                                           Three Months Ended                Nine Months Ended
                                                              September 30                      September 30
                                                       --------------------------      -----------------------------
                                                          1997           1996              1997             1996
                                                       ----------      ----------      -----------       -----------
INTEREST INCOME
 Interest and Fees on Loans                            $    8,989      $    7,752      $    26,094       $    22,041
 Interest on Investment Securities:
    Taxable                                                 1,264           1,586            3,956             5,001
    Tax Exempt                                                427             454            1,346             1,435
 Federal Home Loan Bank                                        36              62              156               123
 Federal Funds Sold                                           729             326            1,781               590
                                                       ----------      ----------      -----------       -----------
     Total Interest Income                                 11,445          10,180           33,333            29,190
                                                       ----------      ----------      -----------       -----------

INTEREST EXPENSE
 Deposits                                                   4,625           4,065           13,217            11,701
 Securities Sold Under Agreements to Repurchase                55              37              145                97
 Borrowings from the Federal Home Loan Bank                   404             191            1,071               314
                                                       ----------      ----------      -----------       -----------
     Total Interest Expense                                 5,084           4,293           14,433            12,112
                                                       ----------      ----------      -----------       -----------

NET INTEREST INCOME                                         6,361           5,887           18,900            17,078
 Provision for Loan Losses                                    159             163              467               499
                                                       ----------      ----------      -----------       -----------
 Net Interest Income After Provision
  for Loan Losses                                           6,202           5,724           18,433            16,579
                                                       ----------      ----------      -----------       -----------

NONINTEREST INCOME
 Service Charges on Deposit Accounts                          633             621            1,914             1,848
 Gains (Losses) on Sales of Mortgages                          36              25              113                95
 Other Operating Income                                       803             580            2,187             1,825
 Gains (Losses) on Sales of Investment Securities               0               5              (32)              (18)
                                                       ----------      ----------      -----------       -----------
    Total Noninterest Income                                1,472           1,231            4,182             3,750
                                                       ----------      ----------      -----------       -----------

NONINTEREST EXPENSE
 Personnel Expense                                          2,549           2,430            7,664             7,405
 Occupancy Expense                                            277             315              925               943
 Equipment Depreciation and Maintenance                       304             250              850               708
 Other Operating Expense                                    1,529           1,257            4,461             3,764
 Restructuring Charges                                          0               5                0               522
 Merger Related Costs                                       1,416               0            1,416                 0
                                                       ----------      ----------      -----------       -----------
    Total Noninterest Expense                               6,075           4,257           15,316            13,342
                                                       ----------      ----------      -----------       -----------
 Income Before Income Taxes                                 1,599           2,698            7,299             6,987
 Income Taxes                                                 765             811            2,528             1,930
                                                       ----------      ----------      -----------       -----------
NET INCOME                                             $      834      $    1,887      $     4,771       $     5,057
                                                       ==========      ==========      ===========       ===========

NET INCOME PER SHARE                                   $      .12      $      .27      $      0.69       $      0.74

Weighted Average Shares Outstanding                     6,914,285       6,884,292        6,897,159         6,869,306

LSB Bancshares, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

                                                                    Six Months Ended
                                                                      September 30
                                                                   1997           1996
                                                                 --------       --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                     $  4,771       $  5,057
  Adjustments to reconcile net income to net cash:
    Depreciation and amortization                                     884            755
    Securities premium amortization and
     Discount accretion, net                                          (16)            31
    (Increase) decrease in loans held for sale                      1,433         (4,078)
    Deferred income taxes                                             (31)           349
    Income taxes payable                                               35           (290)
    (Increase) decrease in income earned
     but not received                                                (232)          (302)
    Increase (decrease)in interest accrued
     but not paid                                                    (408)           (25)
    Provision for loan losses                                         467            499
    Gain on sale of investment securities                             116             18
    Gain on sale of premise and equipment                              18             (7)
                                                                 --------       --------
      Net cash provided by operating activities                     7,037          2,007
                                                                 --------       --------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchases of securities held to maturity                           (420)        (3,000)
  Proceeds from maturities of securities held to maturity          11,454         13,927
  Proceeds from sales of securities held to maturity                1,954              0
  Purchases of securities available for sale                      (12,411)       (25,733)
  Proceeds from maturities of securities available for sale        11,697         17,359
  Proceeds from sales of securities available for sale              9,291          4,029
  Net (increase) decrease in loans made to customers              (34,633)       (39,505)
  Purchases of premises and equipment                              (1,319)          (963)
  Proceeds from sale of premises and equipment                        219             31
  Net (increase)decrease in Federal Funds sold                    (42,000)       (23,705)
  (Increase) decrease in other assets                                  14            (72)
                                                                 --------       --------
      Net cash used by investing activities                       (56,154)       (57,632)
                                                                 --------       --------

CASH FLOW FROM FINANCING  ACTIVITIES
  Net increase (decrease) in demand deposits,
   NOW, money market and savings accounts                          35,182         14,589
  Net increase (decrease) in time deposits                             27         26,586
  Net increase (decrease) in securities
   sold under agreements to repurchase                                312          2,352
  Proceeds from issuance of long-term debt                         22,200         14,908
  Payments on long-term debt                                       (4,683)
  Dividends paid                                                   (1,955)        (1,629)
  Net increase (decrease) in other liabilities                        227            328
  Common stock Issued                                                 168            253
                                                                 --------       --------
      Net cash provided by financing activities                    51,478         57,387
                                                                 --------       --------

Increase (decrease) in cash                                         2,361          1,762
Cash at the beginning of the period                                25,196         22,635
                                                                 ========       ========
Cash at end of period                                            $ 27,557       $ 24,397
                                                                 ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the years for:
    Interest                                                     $ 11,573       $ 12,075
    Income Taxes                                                    2,500          1,999
 Noncash financing and investing activities:
    Transfer of loans to other real estate owned                 $     27       $    277
     Unrealized gains/losses on securities available
       for sale:
        Change in securities available for sale                  $    246       $  1,269
        Change in deferred taxes                                       88            431
        Change in shareholders' equity                                158            838

                              LSB Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                  Nine Months Ended September 30, 1997 and 1996

Note 1.  Basis of Presentation

         The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

Note 2.  Investment Securities

         The valuations of investment securities as of September 30, 1997 and December 31, 1996 were as follows (in thousands):


                                                            September 30, 1997
                                                                                  Approximate
                                             Amortized    Unrealized  Unrealized    Market
                                                Cost         Gains      Losses      Value
                                             ---------    ----------  ----------  -----------
Securities held to maturity:
U.S. Treasury and other U.S. government
  Agency obligations                         $28,004      $   46        $ 65      $27,985
State, county and municipal securities        30,975       1,368           8       32,335
                                             -------      ------        ----      -------
    Total securities available for sale      $58,979      $1,414        $ 73      $60,320
                                             =======      ======        ====      =======

                                                                                  Approximate
                                             Amortized    Unrealized  Unrealized    Market
                                                Cost         Gains      Losses      Value
                                             ---------    ----------  ----------  -----------
Securities available for sale:
U.S. Treasury and other U.S. government
  Agency obligations                         $44,043      $  220        $113      $44,150
Mortgage backed                                1,141           0          22        1,110
State, county and municipal securities             0           0           0            0
Federal Home Loan Bank stock                   2,412           0           0        2,412
                                             =======      ======        ====      =======
    Total securities available for sale      $47,596      $  220        $135      $47,681
                                             =======      ======        ====      =======

                                                            December 31, 1996
                                                                                  Approximate
                                             Amortized    Unrealized  Unrealized    Market
                                                Cost         Gains      Losses      Value
                                             ---------    ----------  ----------  -----------
Securities held to maturity:
U.S. Treasury and other U.S. government
  Agency obligations                         $36,505      $    0        $ 108      $31,397
State, county and municipal securities        30,486       1,098            0       31,584
                                             -------      ------        -----      -------
    Total securities available for sale      $66,991      $1,098        $ 108      $67,981
                                             =======      ======        =====      ========

                                                                                  Approximate
                                             Amortized    Unrealized  Unrealized    Market
                                                Cost         Gains      Losses      Value
                                             ---------    ----------  ----------  -----------
Securities available for sale:
U.S. Treasury and other U.S. government
  Agency obligations                         $22,501      $   47        $  45      $22,503
State, county and municipal securities
Federal Home Loan Bank stock                   1,123           0            0        1,123
                                             -------      ------        -----      -------
    Total securities available for sale      $23,624      $   47        $  45      $23,626
                                             =======      ======        =====      =======

         Investment securities were sold for the periods ended September 30, 1997 and December 31, 1996 resulting in net realized losses of $115,776 and 0, respectively. Securities received during the merger that were not in compliance with the investment policies of the bank were sold.

         Investment securities with amortized cost of $81,793,000 and $80,778,672 as of September 30, 1997 and December 31, 1996, were pledged to secure public deposits and for other purposes.

Note 3.  Loans (Table In Thousands)

         A summary of consolidated loans follows:

                                    September 30
                                 1997          1996
                               --------      --------
             Commercial        $179,391      $159,014
             Installment         59,914        56,077
             Mortgage           146,418       122,623
             Credit Cards         3,502         2,873
                               --------      --------
             Total             $389,225      $340,587
                               ========      ========


         As of January 1, 1995, the Corporation adopted SFAS 114 as amended by SFAS 118 for impaired loans. The statements subject all loans to impairment recognition except for large groups of smaller-balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Corporation generally considers loans to be impaired when future payments of principal and interest are in doubt. Included in impaired loans are loans that are consistently past due, loans 90 days or more past due and all nonaccrual loans. Interest income on impaired loans is recognized consistent with the Corporation's income recognition policy of daily accrual of income until the loan is determined to be uncollectable and placed in a nonaccrual status. For all impaired loans other than nonaccrual loans, interest income totaling $135,388 for the period was recorded on an accrual basis. Interest income on nonaccrual loans is recognized on a cash basis. The actual amount of interest income received from the loans for the period was 0. Interest income for the period on nonaccrual loans that would have been recorded in accordance with the original terms of the notes was $43,862. The adoption of SFAS 114 and SFAS 118 did not have a material effect on Bancshares' financial position or results of operations and required no increase to the reserve for loan and lease losses.

         At September 30, 1997, the total investment in loans that are considered impaired under SFAS 114 was $3,074,283 of which $590,616 were nonaccrual loans. A related valuation allowance of $363,367 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended September 30, 1997 was approximately $2,410,599.

         At September 30, 1997 loans totaling $4,436,343 were held for sale stated at the lower of cost of market on an individual loan basis.

Note 4.  Reserve for Loan Losses
         (In Thousands)

         The following sets forth the analysis of the consolidated reserve for loan losses:

                                                     Nine Months Ended
                                                        September 30
                                                     1997          1996
                                                   -------       -------
             Balances at beginning of periods      $ 4,075       $ 3,711
             Provision for loan losses                 467           499
             Recoveries of amounts previously
              charged off                              568           108
             Loan losses                              (444)         (447)
                                                   -------       -------
             Balances at end of periods            $ 4,666       $ 3,871
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

         In March 1997, the Financial Accounting Standards Board ("FSAB") issued Statement of Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock, such as options and warrants. SFAS 128 simplifies the standards for computing EPS previously found in Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share". SFAS 128 replaces the presentation of "primary" EPS with a presentation of "basic" EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. Restatement of all prior-period earnings per share data presented is required. Assuming that SFAS 128 had been implemented, basic earnings per share would not have differed materially from those disclosed in the accompanying consolidated statements of income.

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

Note 8.  Merger

         On January 21, 1997, LSB Bancshares, Inc. ("LSB") and Old North State Bank ("ONSB") of Winston-Salem, North Carolina announced the signing of a letter of intent under which the two banks would merge. A definitive agreement was signed on March 14, 1997. Under the terms of the definitive agreement LSB Bancshares, Inc. would acquire ONSB in a stock transaction to be accounted for as a pooling of interests. The terms of the agreement further stipulated that ONSB shareholders would receive
         0.948 shares (subject to adjustment under certain conditions) of LSB Bancshares, Inc. common stock in exchange for each share of ONSB common stock held. The merger was approved by the shareholders each institution on August 1, 1997 and regulatory approval was subsequently received. On August 11, 1997 LSB issued 1,507,045 shares of common stock, at an exchange rate of 0.938, to consummate the merger. Completion of the merger increased LSB's branch system to 21 offices in Davidson, Forsyth and Stokes Counties. LSB incurred approximately $1.4 million in nonrecurring merger-related costs associated with executing the merger, which were charged against earnings in the third quarter of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         Three Months Ended September 30, 1997 Compared to Three Months Ended September 30. 1996

Net Interest Income

         The primary source of earnings for the Corporation is net interest income, which represents the dollar amount by which interest generated by earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.

         Total interest income of $11,445,000 for the third quarter of 1997 was up $1,265,000 or 12.4% compared to $10,180,000 for the third quarter of 1996. Total interest expense for the same period increased $791,000 or 18.4%. The prime interest rate, which made its first change in March of this year since dropping to 8.25% in February of 1996, remained steady during the third quarter of 1997. The prime interest rate is used as an interest rate indicator by banks and has been at 8.50% since that March 27th increase. These results produced net interest income of $6,361,000 for the third quarter of 1997, for an increase of $474,000 or 8.1% compared to $5,887,000 for the third quarter of 1996.

Noninterest Income and Expense

         Noninterest income for the third quarter of 1997 was up $241,000 or 19.6% compared to the third quarter of 1996. Fee income related to service charges on deposit accounts for the third quarter of 1997 was up a marginal $12,000 or 1.9% compared to the third quarter of 1996. Other operating income for the third quarter of 1997 was up $233,000 or 38.4% compared to the third quarter of 1996. This increase is attributable to fee income generated from deposit and loan services provided by the Bank.

         Noninterest expense for the third quarter of 1997, excluding one-time nonrecurring merger related costs of $1,416,000, increased $402,000 or 9.4% compared to the third quarter of 1996. Personnel expense for the third quarter of 1997, comprised of salaries and fringe benefits, increased $119,000 or 4.9% compared to the third quarter of 1996. Occupancy expense for the same period decreased $38,000 or 12.1%. Equipment depreciation and maintenance expense increased $54,000 or 21.6% the third quarter of 1997 compared to the same period last year, while other operating expense increased $272,000 or 21.6% during the same period. These increases are attributable to enhancements made to the Bank's data processing systems. All increases in noninterest expense were within the Bank's budgeted projections.

         Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Net Interest Income

         Total interest income of $33,333,000 for the first nine months of 1997 was up $4,143,000 or 14.2% compared to $29,190,000 for the first nine months of 1996. Total interest expense for the same period increased $2,321,000 or 19.2. Net interest income of $18,900,000 for the first nine months of 1997 was up $1,822,000 or 10.7% compared to $17,078,000 for the first nine months of 1996. Stable interest rates during the first nine months of the year along with strong loan growth were major factors contributing to this increase.

Noninterest Income and Expense

         Noninterest income for the first nine months of 1997 was up $432,000 or 11.5% compared to the first nine months of 1996. Fee income related to service charges on deposit accounts for the first nine months of 1997 was up $66,000 or 3.6% compared to the first nine months of 1996. Other operating income for the first nine months of 1997 was up $362,000 or 19.8% compared to the first nine months of 1996. This increase is attributable to greater activity in deposit and loan services provided by the Bank and the resultant fee income generated.

         Noninterest expense for the first nine months of 1997, excluding one-time nonrecurring merger related costs of $1,416,000, increased $558,000 or 4.2% compared to the same period of 1996. The contributing factor to this small increase is the restructuring charge of $522,000 incurred in the first quarter of 1996. The restructuring plan implemented by the Bank in 1996 included an offer for early retirement to all employees 55 years of age with ten years of service. Of this group, 68% opted for early retirement, which was effective March 31, 1996. Excluding the restructuring charges, noninterest expense for the first nine months of 1997 increased $1,080,000 or 8.4% compared to the same period of 1996. Personnel expense for the first nine months of 1997, comprised of salaries and fringe benefits, increased $259,000 or 3.5% compared to the first nine months of 1996. Occupancy expense for the period being compared decreased slightly. Equipment depreciation and maintenance expense for the first nine months of 1997 increased $142,000 or 20.0%, while other operating expense increased $697,000 or 18.5% for the same period. These increases are attributable to enhancements made to the Bank's data processing systems during this period. All increases in noninterest expense were within the Bank's budgeted projections.


Asset Quality and Provision for Loan Losses

         The reserve for loan losses was $4,666,000 or 1.20% of loans outstanding at September 30, 1997 compared to $4,075,000 or 1.14% of loans outstanding at December 31, 1996 and $3,871,000 or 1.14% at

         September 30, 1996. Nonperforming loans totaled $2,220,000 or .57% of loans outstanding at September 30, 1997 compared to $2,597,000 or 1.00% of loans outstanding at September 30, 1996. Nonperforming loans include nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. At September 30, 1997 the Bank had $167,000 in restructured loans, $591,000 in nonaccrual loans and $928,000 in other real estate. Accruing loans past due 90 days or more were $534,000 at September 30, 1997 compared to $164,000 at September 30, 1996. The accrual of interest generally discontinues on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At September 30, 1997, the reserve for loan losses was 2.10 times the nonperforming loans, compared to 1.56 times at December 31, 1996 and
         1.11 times nonperforming loans at September 30, 1996.

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

         The provision for loan and lease losses for the first nine months of 1997 was $467,000 compared to $499,000 for the first nine months of 1996. As the result of one large recovery in the second quarter of 1997, related to a loan previously charged off, total recoveries exceeded charge-offs. The decrease in the 1997 provision for loan and lease losses reflects this net increase in the loan loss reserve resulting from the recovery.

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

                             ASSET QUALITY ANALYSIS

                                                      9/30/97      9/30/96
RESERVE FOR LOAN LOSSES
         Beginning balance                            $4,075       $3,711
         Provision for loan losses                       467          499
         Net charge-offs                                -124          339
         Ending balance                                4,666        3,871

RISK ASSETS
         Nonaccrual loans                             $  591       $1,151
         Foreclosed real estate                          928        1,080
         Restructured loans                              167          260
         Loans 90 days or more past due and
           still accruing                                534          241

ASSET QUALITY RATIOS
Nonaccrual loans as a percentage of total loans          .15%         .34%
Nonperforming assets as a percentage of:
         Total assets                                    .37          .49
         Loans plus foreclosed property                  .57          .80
Net charge-offs as a percentage of average loans         N/M          .11
Reserve for loan losses as a percentage of loans        1.20         1.14
Ratio of reserve for loan losses to:
         Net charge-offs                                 N/M        11.42X
         Nonaccrual loans                               7.90         3.36

N/M Denotes Non Meaningful

Income Taxes

         Accrued taxes applicable to income for the nine-month period ended September 30, 1997 increased $598,000 compared to the nine-month period ended September 30, 1996. Pretax income for the first nine months of 1997 was $7,299,000, an increase of $312,000 or 4.5% compared to $6,987,000 for the first nine months of 1996. The increase in accrued taxes for the first nine months of 1997 is attributable to the higher operating income. The effective tax rate for the nine-month period ended September 30, 1997 was 34.6% compared to 27.6% for the nine-month period ended September 30, 1996.

Capital Resources and Shareholders' Equity

         Regulatory guidelines require minimum levels of capital, based on a risk weighting of each asset category and off-balance sheet contingencies. At September 30, 1997, based on these measures, the Bank's ratio for Tier 1 capital was 11.42% compared to the regulatory minimum risk-based capital ratio requirement of 4%. The Bank's Tier 2 capital ratio at this date was 19.66% compared to the regulatory requirement of 8%. Tier 1 or core capital, as defined by federal bank regulators, equals common shareholders' equity capital less goodwill and other disallowed intangible assets. Tier 2 capital is the allowable portion, as defined by the federal regulators, of the allowance for loan losses and 100% of Tier 1 capital. Federal banking guidelines for risk-based capital limit the amount of the allowance for loan losses allowable in Tier 2 or total capital to

         1.25% of risk-weighted assets.

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

         To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and liabilities. As of September 30, 1997, the gap between interest-sensitive assets and interest-sensitive liabilities was a negative $90,798,000 or 0.78. Under current economic conditions, management believes this is an acceptable level.

         Asset/liability management also addresses liquidity positioning. Liquidity management is required in order to fund current and future extensions of credit, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. As such, it is related to interest rate sensitivity management, in that each is affected by maturing assets and liabilities. While interest sensitivity management is concerned with repricing intervals of assets and liabilities, liquidity management is concerned with the maturities of those respective balances. An appropriate liquidity position is further accomplished through deposit growth and access to sources of funds other than deposits, such as the federal funds market. Traditionally, LSB has been a seller of excess investable funds in the federal funds market and uses these funds as a part of its liquidity management. Details of cash flows for the six months ended September 30, 1997 and 1996 are provided in the Consolidated Statements of Cash Flows.

PART II. OTHER INFORMATION

Item 5.  Other Information

         On January 21, 1997, Bancshares announced the signing of a Letter of Intent under which LSB Bancshares, Inc. and Old North State Bank of Winston-Salem, North Carolina would merge. Under the terms of the Letter of Intent, Old North State Bank shareholders would receive LSB Bancshares, Inc. common stock in exchange for their Old North State Bank holdings. The value of the transaction would be $30 million based on Bancshares recent trading price of $20.00 per share. The transaction is anticipated to result in earnings per share dilution to the Corporation in the year in which the transaction closes due to one-time merger-related expenses, but become accretive in the following years. In connection with the signing of the Letter of Intent, Old North State granted the Corporation an option to purchase 265,675 shares of its stock at the exercise price of $8.00 per share, exercisable in certain events. LSB has a dominant position in Davidson County, while Old North State has a strong and growing presence in Forsyth and Stokes Counties, which are the contiguous counties north of Davidson County. A Definitive Agreement between the two institutions was signed on March 14, 1997. The merger was approved by the shareholders of each institution on August 1, 1997 and regulatory approval was subsequently received. On August 11, 1997 the Corporation issued 1,507,045 shares of common stock, at an exchange rate of 0.938 to consummate the merger. The foregoing statements regarding the merger of LSB and Old North State Bank, including the projected earnings per share dilution on 1997 and accretive effect of the merger in subsequent years, and the expected timing of the consummation of the transaction are forward looking statement" as defined in the Private Securities Litigation Reform Act of 1995. As forward-looking statements, they are necessarily based upon various uncertain factors, including, but not limited to, the completion of the parties' due diligence reviews and negotiations, projections of costs to be incurred in connection with the merger and the parties' financial performance in the future. Because of such uncertainties, the actual results of the merger may differ significantly from the forward-looking statements contained herein.


Item 6.  Exhibits and Reports on Form 8-K

         A. Exhibits.

            27      Financial Data Schedule (for SEC use only)

         B. Reports on Form 8-K

            During the third quarter of 1997, the Company filed the following reports on Form 8-K:

            (1)      Current Report on Form 8-K dated August 11, 1997

                           (filed August 25, 1997) reporting under Item 2, among other things, the Company's acquisition of Old North State Bank.

                  (2) Current Report on Form 8-K/A dated October 27, 1997 (filed October 27, 1997) reporting information required to be reported under Item 7(a), Financial Statements of businesses to be acquired, the following financial statements of the Company:

                           (a)      Financial statements of businesses acquired.

                                    Consolidated Balance Sheets of on Old North
                                    State Bank for the years ended December 31, 1996 and 1995.

                                    Consolidated Statements of Income of Old
                                    North State Bank for the years ended
                                    December 31, 1996, 1995 and 1994.

                                    Consolidated Statements of Changes in
                                    Stockholders' Equity of Old North State Bank for the years ended December 31, 1996, 1995 and 1994.

                                    Consolidated Statements of Cash Flows of Old
                                    North State Bank for the years ended
                                    December 31, 1996, 1995 and 1994.

                                    Notes to Consolidated Financial Statements of Old North State Bank Independent Auditor's Report of Larrowe, Cardwell & Company, LC.

                                    Consolidated Balance Sheets of Old North
                                    State Bank for the six months ended June 30, 1997.

                                    Consolidated Statements of Income of Old
                                    North State Bank for the six months ended
                                    June 30, 1997 and June 30, 1996.

                                    Consolidated Statements of Cash Flows of Old
                                    North State Bank for the six months ended
                                    June 30, 1997 and June 30, 1996.

                                    Consolidated Statements of Changes in
                                    Stockholders' Equity of Old North State Bank for the six months ended June 30, 1997 and June 30, 1996.

                                    Notes to Consolidated Financial Statements of Old North State Bank.

                           (b)      Pro forma financial information.

                                    Pro Forma Condensed Balance Sheet June 30,
                                    1997.

                                    Pro Forma Condensed Balance Sheet December
                                    31,

                                    1996.

                                    Pro Forma Condensed Income Statement for the six months ended June 30, 1997.

                                    Pro Forma Condensed Income Statement for the six months ended June 30, 1996.

                                    Pro Forma Condensed Income Statement for the year ended December 31, 1996.

                                    Pro Forma Condensed Income Statement for the year ended December 31, 1995.

                                    Pro Forma Condensed Income Statement for the year ended December 31, 1994.

                                    Notes to Pro Forma Condensed Financial
                                    Information.




SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Date: November 10, 1997              LSB BANCSHARES, INC.
                                              --------------------
                                              (Registrant)



                                              /s/ Monty J. Oliver
                                              -------------------
                                              Monty J. Oliver
                                              Chief Financial Officer
                                              Principal Accounting Officer