Form 10-K
period 1997-12-31
LSB BANCSHARES INC /NC/
filed 1998-03-31
CIK 714530

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 29549

                                   FORM 10-K

------------------------------------------------------------------------------
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1997

                         Commission File Number 0-11448
------------------------------------------------------------------------------

                              LSB BANCSHARES, INC.

                                 One LSB Plaza

                        Lexington, North Carolina 27292

                                 (336) 248-6500

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

  The aggregate market value (average of the bid and asked prices) of the voting stock held by nonaffiliates of the registrant as of January 31, 1998 was $202,130,558 and the number of shares outstanding was 6,940,105.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Parts I and II of this report. Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 1998 are incorporated by reference into Part III of this report.

FORM 10-K CROSS-REFERENCE INDEX


This 1997 Annual Report and Form 10-K of the registrant incorporates into a single document the 1997 Annual Report to Shareholders and the Annual Report on Form 10-K for the year ended December 31, 1997 filed by the registrant with the Securities and Exchange Commission. This Form 10-K Annual Report incorporates by reference certain information contained in the Annual Report to Shareholders and portions of the registrant's Proxy Statement relating to the 1998 Annual Meeting of Shareholders as is reflected in the following Cross-Reference Index.


                INCORPORATED BY REFERENCE INTO THE FOLLOWING ITEMS                         INFORMATION APPEARING ON
                                   OF FORM 10-K                                           THE FOLLOWING PAGES OF THE:
-------------------------------------------------------------------------------       --------------------------------

                                                                                      ANNUAL REPORT    PROXY STATEMENT
                                       PART I
Item 1.    Business.............................................................       12, 15-24.......................

Item 2.    Properties...........................................................       12, 32, 35 (Notes 5 and 16).....

Item 3.    Legal Proceedings....................................................       32 (Note 8).....................

Item 4.    Submission of Matters to a Vote of Security Holders (None)...........

                                      PART II

Item 5.    Market for Registrant's Common Equity and Related
           Shareholder Matters..................................................       45..............................

Item 6.    Selected Financial Data..............................................       13..............................

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations............................................       15-24...........................

Item 8.    Financial Statements and Supplementary Data..........................       25-36

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (None)......................................

                                     PART III

Item 10.   Directors and Executive Officers of the Registrant...................       41, 42..........................

Item 11.   Executive Compensation...............................................       ...............................7

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management...........................................................       .............................4-5

Item 13.   Certain Relationships and Related Transactions.......................       ..............................15

                                      PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K:

           (a) The following documents to be filed as part of the Form 10-K:

               (1) Financial Statements:
                   Independent Accountants' Audit Report........................       37..............................
                   Consolidated Balance Sheets - December 31, 1997 and 1996.....       25..............................
                   Consolidated Statements of Income - Years Ended
                     December 31, 1997, 1996 and 1995...........................       26..............................
                   Consolidated Statements of Changes in Shareholders' Equity
                     - Years Ended December 31, 1997, 1996 and 1995.............       27..............................
                   Consolidated Statements of Cash Flows - Years Ended
                     December 31, 1997, 1996 and 1995...........................       28..............................
                   Notes to Consolidated Financial Statements...................       29-36...........................

               (2) Financial Statement Schedules (None).........................

               (3) Exhibits:
                   3.1 Articles of Incorporation of LSB Bancshares, Inc., as amended, which are incorporated by reference to
                        Exhibit 4.2 of the registrant's Registration Statement on Form S-8 filed with the Securities and Exchange
                        Commission on November 17, 1992 (File No. 33-54610).

               INCORPORATED BY REFERENCE INTO THE FOLLOWING ITEMS
                                  OF FORM 10-K
-------------------------------------------------------------------------------
                                    PART IV

Item 14.          3.2   Bylaws of LSB Bancshares, Inc., as amended, which are incorporated by
(cont'd)                reference to Exhibit 3.2 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

                  4.    Specimen certificate of common stock, $5.00 par value, which is incorporated by reference to Exhibit 4 of the registrant's Registration Statement on Form S-1
                        (File No. 2-99312).

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

                  10.3  1996 Management Plan, which is incorporated by reference to Exhibit 10.3 of the
                        Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

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

                  10.7  Employment Continuity Agreement effective as of December 24, 1997 between LSB
                        Bancshares, Inc. and Nicholas A. Daves.

                  10.8  1994 Director Stock Option Plan of LSB Bancshares, Inc., which is incorporated by reference to Exhibit 4 of the registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 15, 1994 (File No. 33-81664).

                  10.9  Old North State Bank 1990 Incentive Stock Option Plan, as assumed by LSB, which is incorporated by reference to the registrant's Registration Statement on Form S-8 with the
                        Securities and Exchange Commission on November 19, 1997 (File No. 333-27021).

                  10.10 Piedmont Bancshares Corp. Stock Option Plan, which is incorporated by reference to the registrant's Registration Statement on Form S-8 filed with the Securities and
                        Exchange Commission on November 19, 1997 (File No. 33-54610).

                        Exhibits 10.1 through 10.10 are management contracts or compensatory plans and arrangements required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

                  13    1997 Annual Report to Shareholders.

                  21.   List of Subsidiaries at December 31, 1997.

                  23.   Consent of Turlington and Company, L.L.P.

                  27.   Financial Data Schedule (for SEC use only).

           (b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the last quarter covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of February, 1998.





LSB BANCSHARES, INC.

Registrant

Robert F. Lowe
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 10, 1998 by the following persons in the capacities indicated:

Robert F. Lowe
Chairman, President and Chief Executive Officer

Monty J. Oliver
Secretary and Treasurer
Chief Financial Officer

A majority of the Directors of the registrant, whose names appear on page 42.





EXECUTIVE OFFICERS OF THE REGISTRANT

Robert F. Lowe (55) Chairman, President and Chief Executive Officer and a Director of Bancshares and the Bank. Prior to becoming President on January 1, 1984, Mr. Lowe had served as Executive Vice President of Bancshares and of the Bank. Mr. Lowe joined the Bank in 1970 and was elected Vice President in 1973. He was elected Senior Vice President in 1980 and Executive Vice President in 1982. In 1983, he was elected a Director. Mr. Lowe is also President of Peoples Finance Company of Lexington, Inc., which is a subsidiary of the Bank and President and a Director of LSB Financial Services, Inc., a subsidiary of the Bank.

H. Franklin Sherron, Jr. (42), Vice President of Bancshares, joined the Bank in 1990 as Senior Vice President. He was elected Executive Vice President of the Bank in 1996. Prior to joining the Bank, Mr. Sherron served as President of J.
J. Barnes, Inc., a mechanical contracting firm, from 1981 to 1990. From 1977 to 1981, he served as Assistant Cashier with Peoples Bank & Trust Company.

Monty J. Oliver (56), Secretary and Treasurer of Bancshares, joined the Bank as Vice President in 1978, with 13 years of banking experience. He was elected Cashier of the Bank in 1980 and Vice President and Treasurer of Bancshares in 1983. In 1986, he was elected Senior Vice President of the Bank and in 1996 elected Executive Vice President.

         1997 DIRECTORS OF LSB BANCSHARES, INC. AND LEXINGTON STATE BANK


                                   [PICTURE]



EXECUTIVE COMMITTEE, seated, left to right: David A. Smith; Burr W. Sullivan; Robert F. Lowe, Chairman of the Board, President & Chief Executive Officer; Julius S. Young, Jr. and; Robert B. Smith, Jr.

DIRECTORS, standing, left to right: L. Klynt Ripple, Emeritus; Clifford A. Erickson, Emeritus; Walter A. Hill, Sr.; Roberts E. Timberlake; L. Ardell Lanier, Emeritus; Margaret Lee W. Crowell; Samuel R. Harris; Archie M. Sink, Emeritus; Lloyd G. Walter, Jr.; Michael S. Albert; Peggy B. Barnhardt; Dothan
D. Reece, Emeritus; Archie L. Hodges, Emeritus; Russell J. Gabrielson, Emeritus; Leonard H. Beck and; A. Lonnie Davis, Emeritus (Not present; Marvin
D. Gentry and; J. Smith Young, Emeritus)


MICHAEL S. ALBERT
President, CEO and Director of Billings Freight Systems, Inc.;              DAVID A. SMITH
Treasurer of Cargo Carriers, Inc.; Assistant Finance Manager                Owner, Red Acres Dairy Farm
of Metro Motor Express, Inc.
                                                                            ROBERT B. SMITH, JR.
PEGGY B. BARNHARDT                                                          Attorney
Retired since 1996; formerly Deputy Superintendent,
Davidson County Schools                                                     BURR W. SULLIVAN
                                                                            President, Dorsett Printing and Lithograph Corporation
LEONARD H. BECK
President, Green Printing Company; Director of the                          ROBERTS E. TIMBERLAKE
National Association of Printers and Lithographers                          Artist/Designer; Chairman, Bob Timberlake, Inc.

MARGARET LEE W. CROWELL                                                     LLOYD G. WALTER, JR., FAIA
Retired since 1986; formerly Finance Officer of Lexington                   Vice-President & Chairman, Walter, Robbs, Callahan and
City Schools                                                                Pierce, Architects, P.A.

MARVIN D. GENTRY                                                            JULIUS S. YOUNG, JR.
President and Chief Executive Officer, The New Fortis                       President, Jay Young Management, Inc.
Corporation, a wholly-owned subsidiary of K. Hovnanian
Enterprises

SAMUEL R. HARRIS, M.D.                                                      DIRECTORS EMERITI
Physician; Director and Treasurer, Lexington Clinic for
Women, P.A.                                                                 A. LONNIE DAVIS
                                                                            CLIFFORD A. ERICKSON
WALTER A. HILL, SR.                                                         RUSSELL J. GABRIELSON
President, Hill Oil Company, Inc.; Vice President and                       ARCHIE L. HODGES
Secretary, Northco, Inc. (construction development)                         L. ARDELL LANIER
                                                                            DOTHAN D. REECE
ROBERT F. LOWE                                                              L. KLYNT RIPPLE
Chairman, President and CEO of Bancshares, the Bank                         ARCHIE M. SINK
and Peoples Finance Company of Lexington, Inc., a                           J. SMITH YOUNG
subsidiary of the Bank; President and a Director of LSB
Financial Services, Inc., a subsidiary of the Bank

DESCRIPTION OF BUSINESS

REGISTRANT

LSB Bancshares, Inc. ("Bancshares") is a bank holding company headquartered in Lexington, North Carolina and registered under the Bank Holding Company Act of 1956, as amended. Bancshares' principal business is providing banking and other financial services through its banking subsidiary. Incorporated on July 1, 1983, Bancshares is the parent holding company of Lexington State Bank ("LSB"), a North Carolina-chartered commercial bank. The principal assets of Bancshares are the outstanding shares of common stock of LSB. At December 31, 1997, Bancshares and its subsidiary had consolidated assets of $616 million and 315 employees.

SUBSIDIARY BANK

LSB is chartered under the laws of the state of North Carolina to engage in the business of general banking. Founded in 1949, LSB offers a complete array of services in commercial banking including the acceptance of deposits, corporate cash management, discount brokerage, IRA plans, secured and unsecured loans and trust functions through twenty-one offices in twelve communities located in Davidson, Forsyth and Stokes counties in North Carolina. LSB operates the only independent trust department in Davidson County, providing estate planning, estate and trust administration, IRA trusts, personal investment accounts and pension and profit-sharing trusts.

NON-BANK SUBSIDIARIES

LSB has two wholly-owned non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. ("Peoples Finance") and LSB Financial Services, Inc. ("LSB Financial Services"). Peoples Finance was acquired by LSB on January 1, 1984 and operates as a finance company licensed under the laws of the State of North Carolina. Peoples Finance operates from one office located in Lexington, North Carolina, with five employees. As a finance company, Peoples Finance offers secured and unsecured loans to individuals up to a maximum of $10,000, as well as dealer originated loans.

LSB Financial Services is incorporated under the laws of the State of North Carolina and offers a full range of uninsured, nondeposit investment products, including mutual funds, annuities, stocks and bonds. LSB Financial Services operates from offices located within LSB's main office, with four employees, and also from the Stratford Office in Winston Salem, with two employees. LSB Financial Services offers products through Uvest Investment Services, an independent broker-dealer, which is a member of the National Association of Securities Dealers and the Securities Investor Protection Corporation. Investments are neither deposits nor obligations of Lexington State Bank, nor are they guaranteed or insured by any depository institution, the FDIC, or any other governmental agency.

COMPETITION

Commercial banking in LSB's service area is highly competitive. LSB competes not only with major commercial banks but also with thrift institutions, credit unions, investment brokers, mortgage and finance companies. North Carolina permits state-wide branching, which is widely practiced. In recent years, competition between large major banks and smaller independent banks has intensified significantly as a result of deregulation of the financial industry. In addition to in-state competition, banks such as LSB have a high degree of competition from out-of-state financial service companies offering mutual funds.

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

RECENT DEVELOPMENTS

Effective August 11, 1997, LSB consummated a merger with Old North State Bank, headquartered in Winston-Salem, North Carolina. Old North State Bank, which merged into Lexington State Bank, had seven branch offices with $138 million in total assets and $114 million in total deposits on the effective date of the merger. Under the terms of the merger agreement, LSB exchanged 1,507,045 shares of its common stock for all of the outstanding shares of Old North State Bank.

YEAR 2000 ISSUE

Bancshares has established a Year 2000 Project Management Plan with board oversight and senior management direction. This Plan addresses the Year 2000 issue and the impact that it may have on business. The Year 2000 Plan has an internal completion date of December 31, 1998 and an external service provider completion date of June 30, 1999, with there being no material affect on Bancshares' products, services or competitive condition.

PROPERTIES

Bancshares' principal executive offices are located at One LSB Plaza, Lexington, North Carolina. This five-story office building totals 74,800 square feet and also serves as the home office of LSB. A majority of the major staff functions are located within this office complex, which is owned by LSB.

In addition, LSB operates twenty-one branch offices and four off-premise automated teller locations. Nine branches are owned by LSB, while twelve branches and the off-premise ATM locations are leased. LSB's leased properties are subject to leases which expire on various dates from January 31, 1998 to February 28, 2010.

Peoples Finance operates from an 1,800 square foot, one-story building which it owns, and which is located at 203 East Center Street in Lexington. LSB Financial Services leases 800 square feet within the principal office building of LSB. Except as described herein, Bancshares, LSB, Peoples Finance and LSB Financial Services own all properties free and clear of encumbrances.

SUMMARY OF
SELECTED FINANCIAL DATA

                                                                     YEARS ENDED DECEMBER 31
  (In thousands, expect per share data and ratios)    1997        1996        l995        1994          1993
===============================================================================================================
SUMMARY OF OPERATIONS

  Interest income ...............................   $ 45,467    $ 40,192    $ 32,333    $ 27,338      $  25,210
  Interest expense ..............................     19,547      16,536      13,426       9,858          9,005
                                                    --------    --------    --------    --------      ---------
  Net interest income ...........................     25,920      23,656      18,907      17,480         16,205
  Provision for loan losses .....................        785         805         367         282          1,061
                                                    --------    --------    --------    --------      ---------
  Net interest income
    after provision for loan losses..............     25,135      22,851      18,540      17,198         15,144
  Noninterest income ............................      5,389       4,639       3,599       2,851          3,448
  Noninterest expense ...........................     20,426      17,907      15,091      13,710         12,673
                                                    --------    --------    --------    --------      ---------
  Income before income taxes.....................     1O,098       9,583       7,048       6,339          5,919
  Income taxes ..................................      3,336       2,718       1,888       1,578          1,319
                                                    --------    --------    --------    --------      ---------
  Net income ....................................      6,762    $  6,865    $  5,160    $  4,761      $   4,600
                                                    ========    ========    ========    ========      =========
  Cash dividends declared .......................   $  2,712    $  2,158    $  2,061    $  1,905      $   1,766
                                                    ========    ========    ========    ========      =========

SELECTED YEAR-END ASSETS
AND LIABILITIES

  Investment securities .........................   $105,616    $128,101    $144,639    $125,417      $ 100,000
  Loans, net of unearned income .................    396,991     355,893     297,264     232,632        219,464
  Assets ........................................    616,265     551,845     493,433     403,840        379,201
  Deposits ......................................    503,025     464,921     428,032     351,587        329,170
  Shareholders' equity ..........................     67,527      62,862      58,355      48,437         45,651

RATIOS (AVERAGES)

  Net income to total assets ....................       1.16%       1.32%       1.23%       1.22%          1.27%
  Net income to shareholders' equity ............      10.31       11.36       10.19       10.11          10.40
  Dividend payout ...............................      40.11       31.43       39.94       40.01          38.39
  Shareholders' equity to total assets ..........      11.21       11.62       12.05       12.04          12.19

PER SHARE DATA

  Earnings Per Share:
    Basic........................................   $    .98    $   1.00    $    .84    $    .79      $     .76
    Diluted......................................        .96         .98         .82         .77            .75
  Cash dividends declared .......................        .44         .40         .38         .35            .33
  Book value at end of year .....................       9.74        9.13        8.52        8.02           7.58

AVERAGE BALANCES AND
NET INTEREST INCOME ANALYSIS

Table 1
Fully taxable equivalent basis(1) (In thousands)

                                       1997                            1996                            1995

                                        INTEREST                              Interest                          Interest
                           AVERAGE      INCOME      AVERAGE      Average      Income/    Average     Average    Income/    Average
                           BALANCE      EXPENSE    YIELD/RATE    Balance      Expense   Yield/Rate   Balance    Expense  Yield/Rate
                           ========================================================================================================

Earning assets:
 Loans and leases
  receivable, nets(2) ...   $ 379,672   $35,692     9.40%        $ 324,195    $  30,576    9.43%     $245,032   $ 23,360     9.53%


 Taxable securities .....      83,133     5,077     6.11           106,870        6,512    6.09        93,519      5,865     6.27
 Tax exempt securities ..      31,202     2,498     8.01            30,753        2,668    8.68        30,597      2,748     8.98
 Federal funds sold .....      48,279     2,639     5.47            19,620        1,033    5.27        19,765      1,155     5.84
 Federal Home Loan
  Bank ..................       2,464       179     7.26             1,678          122    7.27           110          8     7.27
 Deposits with
  Federal Home
      Loan Bank .........       1,760        95     5.40               850           48    5.65
                            ---------   -------                  ---------    ---------              --------    -------
  Total earning assets ..     546,510    46,180     8.45           483,966       40,959    8.46       389,023     33,136     8.52

Non-earning assets:
 Cash and due
      from banks ........      22,657                               19,790                             17,270
 Premises and equipment .      11,333                               11,277                             10,562
 Other assets ...........       9,016                                8,678                              6,473
 Reserve for loan losses.      (4,468)                              (3,812)                            (3,059)
                              -------   -------                  ---------    ---------              --------    -------
  Total assets ..........   $ 585,048   $46,180                  $ 519,899    $  40,959              $420,269    $33,136
                              =======   =======                  =========    =========              --------    -------

Interest-bearing liabilities:
 Savings and time
  deposits ..............   $ 425,489   $17,917     4.21%        $ 387,072    $  15,831    4.09%      319,539    $13,349     4.18%
 Securities sold under
   agreements to
   repurchase ...........       5,637       234     4.15             3,269          168    5.14         1,262         50     3.96
 Borrowings from Federal
   Home Loan Bank .......      23,303     1,396     5.99             9,300          537    5.77           460         27     5.87
                             ---------  -------                  ---------    ---------               -------    -------
 Total interest-bearing
   liabilities ..........     454,429    19,547     4.30           399,641       16,536    4.14       321,261     13,426     4.18

 Other liabilities and
 shareholders' equity:
 Demand deposits ........      61,148                               56,559                             45,875
 Other liabilities ......       3,900                                3,264                              2,501
 Shareholders' equity ...      65,571                               60,435                             50,632
                            ---------   -------                  ---------    ---------               -------    -------

  Total liabilities and
   shareholders'
   equity ...............   $ 585,048   $19,547                  $ 519,899    $  16,536              $420,269    $13,426
                            =========   =======                  =========    =========              ========    =======
Net interest income and
 net interest margin(3)..               $26,633     4.87%                     $  24,423    5.05%                 $19,710     5.07%
                                        =======     ====                      =========    ====      ========    =======     ====

 Interest rate
      spread(4)..........                           4.15%                                  4.32%                             4.34%
                                                    ====                                   ====                              ====


(1) Income related to securities and loans exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

(2) The average loans and leases receivable balances include non-accruing loans. Loan fees of $1,382, $1,145 and $590 for 1997, 1996 and 1995, respectively, are included in interest income.

(3) Net interest margin is computed by dividing net interest income by average earning assets.

(4)      Earning assets yield minus interest-bearing liability rate.

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF OPERATIONS AND
FINANCIAL CONDITION

Management's discussion as presented herein provides an overview of the changes in financial condition and results of operation for LSB Bancshares, Inc. ("Bancshares") and its wholly-owned subsidiary, Lexington State Bank ("LSB") for the years 1997, 1996 and 1995. The consolidated financial statements also include the accounts and results of operations of LSB's wholly-owned subsidiaries, Peoples Finance Company of Lexington, Inc. ("Peoples Finance") and LSB Financial Services, Inc. ("LSB Financial Services"). This discussion and analysis is intended to provide pertinent information in the areas of liquidity, capital resources, results of operation, financial position, asset quality and interest sensitivity. It should be read in conjunction with the audited financial statements, notes and supplemental tables provided herein.

MERGER

Effective August 11, 1997, LSB consummated a merger with Old North State Bank headquartered in Winston-Salem, North Carolina. Old North State Bank had seven branch offices with $138 million in total assets and $114 million in total deposits on the effective date of the merger. Under the terms of the merger agreement, LSB exchanged 1,507,045 shares of its common stock for the outstanding shares of Old North State Bank.

SUMMARY

The merger of Old North State Bank was accounted for as a pooling-of-interests, and, accordingly, all financial statements presented include the accounts of these two organizations.

Bancshares had net income for the year ended December 31, 1997 of $6,762,000 compared to $6,865,000 in 1996 and $5,160,000 in 1995. The decrease in 1997 earnings compared to 1996 was due to the one-time merger related costs of $1,494,000, which were of a nonrecurring nature. Net income for 1996 increased $1,705,000 or 33.0% compared to 1995.

Excluding the effects of the merger-related expense, basic earnings per share for 1997 totaled $1.15 on a pro forma basis. Basic earnings per share was $.98 in 1997 compared to $1.00 in 1996 and $.84 in 1995. Diluted earnings per share for 1997 was $.96 compared to $.98 for 1996 and $.82 for 1995.

Excluding the effects of the merger-related expense, return on average assets for 1997 was 1.36% on a pro forma basis. Computed on net income, the return on average assets for 1997 was 1.16% compared to 1.32% for 1996 and 1.23% for 1995. Return on average shareholders' equity for 1997 was 10.31% compared to 11.36% for 1996 and 10.19% for 1995.

Interest rates remained steady throughout 1997, contributing to another solid gain in net interest income for Bancshares. The prime interest rate, which is used as an interest rate indicator by banks, made one adjustment in 1997, as it did in 1996, compared to three adjustments in 1995. These changes

VOLUME AND RATE VARIANCE ANALYSIS

TABLE 2                                                             1997                                    1996
Fully taxable equivalent basis (1) in thousands       VOLUME         RATE       TOTAL        Volume        Rate       Total
                                                    VARIANCE(2)  VARIANCE(2) VARIANCE     Variance(2)  Variance(2) Variance
                                                    ---------------------------------     ---------------------------------
Interest income:
Loans receivable .............................      $ 5,214        $ (98)    $ 5,116        $ 7,464      $(248)    $ 7,216
Taxable ......................................       (1,456)          21      (1,435)           819       (172)        647
Tax exempt ...................................           39         (209)       (170)            14        (94)        (80)

Federal funds sold ...........................        1,565           41       1,606             (9)      (113)       (122)
Federal Home Loan Bank .......................           57            0          57            114          0         114
Deposits with Federal Home Loan Bank .........           49           (2)         47             48          0          48
                                                    -------        -----     -------        -------      -----     -------
  Total interest income ......................        5,468         (247)      5,221          8,450       (627)      7,823
                                                    -------        -----     -------        -------      -----     -------
Interest expense:
Savings and time deposits ....................        1,610          476       2,086          2,775       (293)      2,482
Securities sold under agreements to repurchase          103          (37)         66             99         19         118
Borrowings from Federal Home Loan Bank .......          838           21         859            510          0         510
                                                    -------        -----     -------        -------      -----     -------
  Total interest expense .....................        2,551          460       3,011          3,384       (274)      3,110
                                                    -------        -----     -------        -------      -----     -------
Increase (decrease) in net interest income ...      $ 2,917        $(707)    $ 2,210        $ 5,066      $(353)    $ 4,713
                                                    =======        =====     =======        =======      =====     =======

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

INTEREST SENSITIVITY ANALYSIS(1)

                                                                                     DECEMBER 31, 1997
TABLE 3                                                                                        TOTAL
(In thousands)                                         1 - 90       91 - 180     181-365   SENSITIVE      1 - 5       OVER
                                                          DAY            DAY         DAY      WITHIN       YEAR     5-YEAR
                                                    SENSITIVE      SENSITIVE   SENSITIVE    ONE YEAR  SENSITIVE  SENSITIVE   TOTAL
                                                    -------------------------------------------------------------------------------
Interest-earning assets:

Loans, net of unearned income ...................     $ 144,952   $  27,090    $52,330    $224,372   $ 143,776   $ 28,843  $ 396,991
U.S. Treasury securities ........................         3,281       2,499      1,999       7,779      27,529                35,308
U.S. government agencies obligations ............         1,012       6,000      3,250      10,262      23,895      1,969     36,126
Obligations of states and political subdivisions            102       1,841         50       1,993      10,174     19,602     31,769
Federal Home Loan Bank ..........................         2,413                              2,413                             2,413
Deposits with Federal Home Loan Bank ............        12,127                             12,127                            12,127
Federal funds sold ..............................        60,340                             60,340                            60,340
                                                      ---------    --------    -------   ---------    --------   --------  ---------
     Total interest-earning assets ..............     $ 224,227    $ 37,430    $57,629   $ 319,286    $205,374   $ 50,414  $ 575,074
                                                      =========    ========    =======   =========    ========   ========  =========

Interest-bearing liabilities:

N.O.W. account deposits .........................     $  94,693                          $  94,693                         $  94,693
Money market deposits ...........................        95,379                             95,379                            95,379
Regular savings deposits ........................        37,167                             37,167                            37,167
Time deposits ...................................        86,048    $ 56,201    $45,303     187,552    $ 20,978               208,530
Securities sold under agreements to repurchase ..         8,263                              8,263                             8,263
Borrowing from Federal Home Loan Bank ...........         1,125         833      1,758       3,716      30,042             $  33,758
                                                      ---------    --------    -------   ---------    --------   --------  ---------
     Total interest-bearing liabilities .........     $ 322,675    $ 57,034    $47,061   $ 426,770    $ 51,020   $      0  $ 477,790
                                                      =========    ========    =======   =========    ========   ========  =========
Interest sensitivity gap ........................     $ (98,448)   $(19,604)   $10,568   $(107,484)

Ratio of interest-sensitive assets/
  interest-sensitive liabilities ................           .69         .66       1.22         .75

(1) Interest sensitivity is computed using assets and liabilities hailing interest rates that can be adjusted during the period indicated.

resulted in the prime interest rate dropping 25 basis points in 1996, increasing 25 basis points in 1997 and ending the year at 8.50%, the same rate as year-end 1995.

The increase in net interest income in 1997 was $2,264,000 or 9.6% compared to $4,749,000 or 25.1% in 1996. The loan loss provision necessary to maintain an adequate reserve in 1997 was maintained at nearly the same level as 1996, reflecting a strong loan portfolio quality. Noninterest income in 1997 increased $750,000 or 16.2% compared to 1996, which was up $1,040,000 or 28.9% over 1995.
The increase in noninterest expense was the result of general growth and expansion in business together with nonrecurring expenses related to the merger mentioned above. Excluding merger-related costs, the increase in noninterest expense in 1997 was $1,025,000 or 5.7% compared to $2,816,000 or 18.7% in 1996.

Asset growth for 1997 was $64,420,000 or 11.7% compared to an increase of $58,412,000 or 11.8% in 1996. Deposit growth in 1997 was $38,104,000 or 8.2%
compared to $36,889,000 or 8.6% in 1996. Loan growth increased at a faster pace during the two years being compared. In 1997, total loans increased $41,098,000 or 11.5% compared to $58,629,000 or 19.7% in 1996.

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

Cash and cash equivalents, maturing investments and loans, and securities available for sale are principal sources of liquidity for LSB. Correspondent relationships are also maintained with several large banks in order to have access to federal funds purchases as a secondary source of liquidity. At December 31, 1997, LSB also had available credit from the Federal Home Loan Bank of Atlanta ("FHLB") totaling $60,000,000, of which $26,242,000 remained available. This credit is collateralized by a blanket lien on qualifying loans secured by first mortgages on one-to-four family residences. These funds could be drawn upon to satisfy liquidity needs or for other purposes deemed appropriate.

During 1997, management's balance sheet strategies included

SUMMARY OF INVESTMENT SECURITIES PORTFOLIO


TABLE 4                                               DECEMBER 31, 1997        December 31, 1996             December 31, 1995

(In thousands)                                    CARRYING      MARKET        Carrying       Market        Carrying      Market
                                                     VALUE       VALUE           Value        Value           Value       Value
                                                  --------------------        ---------------------        ---------------------
U.S. Treasury securities ......................   $ 35,308    $ 35,328         $36,809     $ 36,772        $44,716     $ 44,845
U.S. government agencies obligations ..........     35,109      35,084          47,401       47,330         57,217       57,199
Mortgage-backed obligations ...................      1,017       1,017           8,888        8,856          7,650        7,617
Obligations of state and political subdivisions     31,769      33,092          30,486       31,584         32,183       33,827
Other .........................................          0           0           2,804        2,790          1,515        1,515
Federal Home Loan Bank ........................      2,413       2,413           1,713        1,713          1,358        1,358
                                                  --------    --------        --------     --------       --------     --------
     Total securities .........................   $105,616    $106,934        $128,101     $129,045       $144,639     $146,361
                                                  ========    ========        ========     ========       ========     ========

As of the latest reported period, the registrant is not aware of any issuer, and the aggregate book value and aggregate market value of the securities of such issuer, when the aggregate book value of such securities exceeds 10% of the registrants shareholders' equity.

Increasing borrowings from the FHLB to $33,758,000 by year end, selling $8.3 million in loans into the secondary market, and reducing the investment securities portfolio by $22,485,000 or 17.6%. These strategies met the strong loan demand experienced in 1997, while maintaining the Bank's balance sheet ratios and profitability.

The asset/liability management process also seeks to match maturities and repricing opportunities of interest-sensitive assets and liabilities to minimize risk of interest rate movements. Full discussion of the effects of these respective portfolios on 1997's performance can be found under the headings of earning assets and interest-bearing liabilities. The interest sensitivity schedule analyzing the interest rate risk as of December 31, 1997 is presented in Table 3. As interest sensitivity is continually changing, the table reflects LSB's balance sheet position at one point in time and is not necessarily indicative of its position on other dates. On December 31, 1997, the one-year cumulative interest sensitivity gap was a negative $107,484,000, for a ratio of interest-sensitive assets to interest-sensitive liabilities of .75.

Asset/liability management also addresses liquidity positioning. Liquidity management is required in order to fund current and future extensions of credit, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. As such, it is related to interest rate sensitivity management, in that each is affected by maturing assets and liabilities. While interest sensitivity management is concerned with repricing intervals of assets and liabilities, liquidity management is concerned with the maturities of those respective balances. An appropriate liquidity position is further accomplished through deposit growth and access to sources of funds other than deposits, such as the federal funds market. Traditionally, LSB has been a seller of excess investable funds in the federal funds market and uses these funds as a part of its liquidity management. Net cash provided by operating activities, a primary source of liquidity, was $8,307,000 in 1997 compared to $5,549,000 in 1996 and $55,509,000 in 1995. Details of cash flows for the years 1997, 1996 and 1995 are provided in the Consolidated Statements of Cash Flows.

NET INTEREST INCOME

Net interest income, on a fully taxable equivalent basis, amounted to $26,633,000 in 1997 compared to $24,423,000 in 1996 and $19,710,000 in 1995.
Tax-equivalent net interest income as a percentage of average earning assets, or net interest margin, amounted to 4.87% in 1997, 5.05% in 1996 and 5.07% in 1995. The net interest margin is computed by dividing net interest income by average earning assets. The major components of tax-equivalent net interest income for the three years ended December 31,1997, are shown in Table 1.

The growth in tax-equivalent net interest income in 1997 was primarily the result of an increase of $62,544,000 or 12.9% in the volume of average earning assets, as the net yield on earning assets declined to 4.87% in 1997 from 5.05% in 1996. The decline in the net yield on earning assets was principally due to the increased cost related to interest-bearing deposits. The average rate paid on interest-bearing deposits increased .16% in 1997 compared to 1996 while the yield on average earning assets decreased .01%. The volume of average interest-bearing liabilities in 1997 increased $54,788,000 or 13.7% compared to 1996 with the largest growth coming from money market deposits and time deposits. These were also the two deposit categories that experienced the biggest gain in average rates paid. The effects on tax-equivalent net interest income from volume and rate changes are summarized in Table 2.


EARNING ASSETS

The average balance of the loan portfolio was $379,672,000 in 1997, an increase of $55,477,000 or 17.1% over 1996. This compares to a growth in average loans during 1996 of $79,163,000 or 32.3% over 1995. At December 31,1997, loans totaled $396,991,000, which represented an increase of $41,098,000 or 11.5% over December 31,1996. At year-end 1996, loans totaled $355,893,000, which was $58,629,000 or 19.7% higher than December 31,1995. The growth experienced during the past two years has resulted from increases in commercial and mortgage loans, much of which is secured by real estate.

This gain in loan volume resulted in the major portion of the increase in tax-equivalent net interest income over the past two years. As shown in the Volume and Rate Variance Analysis, Table 2, the 1997 and 1996 increases in loan balances accounted for all of the income gain for each year. The variances resulting from interest rates during that two-year period produced negative results.

The average balance of the taxable investment securities portfolio in 1997 was $83,133,000, which was a decrease of $23,737,000 or 22.2% compared to 1996. This decline in average taxable securities was primarily the result of higher loan demand and management's redeployment of these funds to higher yielding assets. The tax-exempt investment securities portfolio remained relatively unchanged during 1997, 1996 and 1995. At December 31, 1997, total investment securities available-for-sale totaled $50,725,000, a decrease of $6,239,000 or 11.0% from 1996. Investment securities held-to-maturity at December 31, 1997 totaled $54,891,000, a decrease of $16,246,000 or 22.8%. The decrease is the result of funds from maturing securities within the held-to-maturity investment portfolio being made available for the growing loan portfolio during 1997.

As shown in the Volume and Rate Variance Analysis, Table 2, this produced a negative volume variance of $1,456,000 for taxable investment securities. Yields on taxable investment securities increased .02% in 1997, creating a positive rate variance of $21,000. The slight gain in average tax-exempt investment securities in 1997 of $449,000 or 1.5% over 1996 produced a positive volume variance of $39,000. The decline in average yield on tax-exempt investment securities to 8.01% in 1997 from 8.68% in 1996 produced a negative rate variance of $209,000.

The average funds invested in federal funds sold in 1997 was increased $28,659,000 or 146.1%, primarily for management of the Bank's liquidity position. At December 31, 1997, the total of federal funds sold was $60,340,000 compared to $26,720,000 at December 31, 1996. As of the latest reported period, the registrant is not aware of any issuer, and the aggregate book value and aggregate market value of the securities of such issuer, when the aggregate book value of such securities exceeds ten percent of the registrant's shareholders' equity.

INTEREST-BEARING LIABILITIES

The average balance of interest-bearing liabilities for 1997 was $454,429,000, an increase of $54,788,000 or 13.7% over 1996. This compares to a growth in average interest-bearing liabilities during 1996 of 578,380,000 or 24.4%. Average total deposits increased $43,006,000 or 9.7% in 1997 compared to an increase of $78,217,000 or 21.4% in 1996. At December 31, 1997, deposits totaled $503,025,000, which represented an increase of $38,104,000 or 8.2% over 1996. At year-end 1996, deposits totaled $464,921,000, which was $36,889,000 or 8.6%
higher than December 31, 1995. The growth experienced in the past two years has come primarily from money market deposits and time deposits, which have also experienced the biggest increase in interest rates paid.

INVESTMENT SECURITIES PORTFOLIO
MATURITY SCHEDULE


                                                                            DECEMBER 31, 1997

TABLE 5                                                                                  WEIGHTED
(In thousands)                                                            CARRYING        AVERAGE
                                                                           VALUE          YIELD(1)
                                                                          -----------------------
U.S. Treasury securities:
  Within one year .................................                       $   7,498         5.31%
  One to five years ...............................                          27,810         6.17
                                                                          ---------
    Total .........................................                          35,308         5.99
                                                                          ---------
U.S. government agencies obligations:
  Within one year .................................                           9,249         5.39
  One to five years ...............................                          25,860         6.17
                                                                          ---------
    Total .........................................                          35,109         5.96
                                                                          ---------
Mortgage-backed obligations .......................                           1,017         5.35
                                                                          ---------
Obligations of states and political subdivisions:
  Within one year .................................                           1,993        10.29
  One to five years ...............................                          10,174        10.53
  Five to ten years ...............................                          10,914         8.45
  After ten years .................................                           8,688         8.48
                                                                          ---------
    Total .........................................                          31,769         9.22
                                                                          ---------
Federal Home Loan Bank ............................                           2,413         7.25
                                                                          ---------
Total securities ..................................                       $ 105,616         7.31
                                                                          =========

(1)Income related to securities and loans exempt from federal income taxes is stated on a fully taxable equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

AVERAGE TOTAL DEPOSITS

TABLE 6
(In thousands)

                                                      1997                      1996                         1995

                                                AVERAGE   AVERAGE        Average     Average         Average    Average
                                                BALANCE      RATE        Balance        Rate         Balance      Rate
                                                -----------------        -------------------        -------------------
  Demand deposits..........................     $ 61,148                 $ 56,559                    $ 45,875
  N.O.W. account deposits..................       89,640     2.58%         80,840       2.50%          66,174     2.77%
  Money market deposits....................       84,774     3.61          72,539       3.35           69,320     3.57
  Regular savings deposits.................       38,447     2.19          39,024       2.27           36,342     2.57
  Time deposits............................      212,628     5.50         194,669       5.39          147,703     5.49
                                                --------                 --------                    --------
       Total deposits(1)...................     $486,637                 $443,631                    $365,414
                                                ========                 ========                    ========

                                                                               DECEMBER 31, 1997

                                                                 OVER 3         OVER 6
                                                 3 MONTHS       THROUGH         THROUGH    OVER 12
                                                  OR LESS       6 MONTHS      12 MONTHS     MONTHS       TOTAL
                                                ------------------------------------------------------------------------
  Time deposit maturity schedule;(2)
  Time deposits of $100,000 or more.......     $ 30,632       $13,123         $8,885       $1,324       $53,964

(1) The bank has no deposits in foreign offices.

(2) The bank has no other time deposits of $100,000 or more issued by domestic offices.

The increase in interest-bearing deposits for 1997 resulted in a volume variance of $1,610,000, while a .12% increase in average rates paid added a $476,000 rate variance. The schedule for average deposits is presented in Table 6 for years 1997, 1996 and 1995. Average interest rates paid on money market deposits increased .26% in 1997 compared to 1996. Average balances for money market deposits in 1997 increased $12,235,000 or 16.9% over 1996. Time deposit average interest rates increased .11% in 1997 compared to 1996, while the average balances grew by $17,959,000 or 9.2%. N.O.W. account average interest rates were up .08% in 1997 compared to 1996, with a gain in average balances of $8,800,000 or 10.9%. Average interest rates paid on regular savings deposits decreased .08% and average balances were down $557,000 or 1.5%.

Securities sold under agreements to repurchase account for a small proportion of total interest-bearing liabilities. The average volume of these liabilities increased $2,368,000 in 1997 and $2,007,000 in 1996. Increased borrowings from the FHLB resulted in 1997 average balances of $23,303,000, an increase of $14,003,800 or 150.6% over 1996. As shown in the Volume and Rate Variance Analysis, Table 2, this produced a volume variance of $838,000. Increased average interest rates on the borrowings from the FHLB produced a rate variance of $21,000.

CAPITAL RESOURCES AND SHAREHOLDERS' EQUITY

At December 31, 1997, shareholders' equity was $67,527,000, an increase of 7.4% compared to December 31, 1996. At year-end 1996, shareholders' equity was $62,862,000, an increase of 7.7% over year-end 1995. Average shareholders' equity as a percentage of average total assets amounted to 11.2% in 1997, 11.6% in 1996 and 12.0% in 1995.

Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off balance sheet contingencies.
Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders' equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the reserve for loan losses and certain long-term debt. At December 31, 1997, based on these measures, Bancshares had a Tier 1 capital ratio of 17.97% compared to the regulatory requirement of 4% and a total capital ratio of 19.22% compared to an 8% regulatory requirement.

Additional regulatory capital measures include the Tier 1 leverage ratio. The Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At December 31, 1997, Bancshares' Tier 1 leverage ratio was 11.33%.

The number of shareholders holding Bancshares stock totaled approximately 5,230 at December 31, 1997. Participants in Bancshares' dividend reinvestment plan total 1,484, representing 28.4% of total shareholders.

NONINTEREST INCOME

Noninterest income for 1997 increased $750,000 or 16.2% compared to an increase of $1,040,000 or 28.9% in 1996. Fee income consisting of service charges on deposit accounts for 1997 remained virtually unchanged compared to 1996. The 1996 increase in service charges on deposit accounts was $371,000 or 17.4% compared to 1995. The gain in other operating income for 1997 was $629,000 or 30.6% compared to an increase of $590,000 or 40.2% in 1996. Financial statement
Note 9 details material items contained in other operating income. Bankcard income generated in 1997 represented the largest dollar and percentage increase. This category increased $183,000 or 48.7% in 1997 compared to an increase of $89,000 or 31.0% in 1996. Fee income generated from the servicing of sold mortgage loans, loan fees and customer related service fees increased $162,000 or 39.1% in 1997 compared to an increase of $166,000 or 66.9% in 1996. Commissions generated by LSB's financial services subsidiary increased $146,000 or 46.9% in 1997 compared to an increase of $219,000 or 238.0% in
1996. Trust income for 1997 increased $35,000 or 8.6% compared to 1996 and $93,000 or 29.5% in 1996 compared to 1995.

NONINTEREST EXPENSE

Total noninterest expense, excluding merger-related costs and restructuring charges, totaled $18,932,000 in 1997, $17,385,000 in 1996, and $15,091,000 in
1995. These amounts represent increases of $1,547,000 or 8.9% in 1997 over 1996 and $2,294,000 or 15.2% in 1996 over 1995.

Personnel expense represented the largest dollar increase of noninterest expense. Personnel expense, consisting of both employee salaries and benefits, increased $284,000 or 2.8% in 1997 compared to $1,577,000 or 18.5% in 1996.
These increases are attributable to normal increases in compensation and increases in the number of full-time equivalent employees. In 1997, full-time equivalent employees totaled 315. This increase in the number of full-time equivalent employees was principally due to the acquisition of Old North State Bank.

Occupancy expense decreased $20,000 or 1.6% in 1997 compared to an increase of $291,000 or 30.6% in 1996. Equipment depreciation and maintenance expense has increased in each of the past two years as LSB has added to its technological capability. In 1997, this expense increased $190,000 or 19.1% compared to an increase of $199,000 or 25.0% in 1996.

Other operating expenses in 1997 increased $1,093,000 or 21.7% compared to an increase of $227,000 or 4.7% in 1996. Financial statement Note 9 details the material items contained in other operating expenses. Advertising expense increased $154,000 or 74.4% in 1997 as LSB began marketing to a larger service area. Automated services expense in 1997 increased $211,000 or 18.9% compared to an increase of $156,000 or 16.3% in 1996. These increases are the result of LSB's expanding automation program to enhance customer service and improve operating efficiencies. Bankcard expense increased $152,000 or 51.5% in 1997 compared to an increase

SUMMARY OF LOAN PORTFOLIO

TABLE 7
(In thousands)

                                                       1997        1996        1995         1994            1993
                                                     -------------------------------------------------------------
Commercial, financial and agricultural ...           $ 98,473     $ 99,527    $100,264     $70,763        $65,672
Real estate - construction ...............             12,978       10,493       9,319       6,760          6,354
Real estate - mortgage ...................            219,092      177,553     126,398      99,228         96,291
Installment loans to individuals .........             62,909       60,181      53,753      48,451         45,935
Lease financing ..........................                792          678           0           0              0
Other ....................................              2,747        7,461       7,530       7,430          5,212
                                                     --------     --------    --------    --------       --------
Total loans, net of unearned income ......           $396,991     $355,893    $297,264    $232,632       $219,464
                                                     ========     ========    ========    ========       ========

*The bank has no foreign loan activity

MATURITIES AND SENSITIVITIES OF
LOANS CHANGES IN INTEREST RATES (1)

                                                           DECEMBER 31, 1997

                                            COMMERCIAL
                                            FINANCIAL          REAL ESTATE-
                                            AND AGRICULTURAL   CONSTRUCTION      TOTAL
                                            --------------------------------------------
 Due in 1 year or less ................         $48,420        $12,978          $61,398

 Due after 1 year through
   5 years:
     Fixed interest rates .............          33,319                          33,319
     Floating interest rates ..........          14,129                          14,129

 Due after 5 years:
     Fixed interest rates .............             830                             830
     Floating interest rates ..........           1,775                           l,775
                                                -------        -------          -------
        Total .........................         $98,473        $12,978         $111,451
                                                =======        =======         ========

ANALYSIS OF RESERVE FOR LOAN LOSSES

TABLE 8
(In thousands)

                                                                                    AS OF OR FOR THE YEARS ENDED
                                                                                           DECEMBER 31
                                                                   1997        1996         1995        1994        1993
                                                                 --------------------------------------------------------
  Average amount of loans outstanding, net of unearned income.   $379,672    $324,195    $245,032    $227,666    $210,817
  Amount of loans outstanding, net of unearned income ........    396,991     355,893     297,264     232,632     219,464
Reserve for loan losses:
  BALANCE ON JANUARY 1 .......................................   $  4,075    $  3,711    $  3,013    $  3,096    $  2,922
                                                                 --------    --------    --------    --------    --------
Loans charged off:
  Secured by real estate .....................................          0          57          49           0           0
  Commercial and industrial ..................................        382         225         169         299         866
  Installment ................................................        330         197         147         127         169
  Credit card ................................................        139          93          58          28          19
                                                                 --------    --------    --------    --------    --------
      Total charge-offs ......................................        851         572         423         454       1,054
                                                                 --------    --------    --------    --------    --------
Recoveries of loans previously charged off:
  Secured by real estate .....................................          0           0          11           7           0
  Commercial and industrial ..................................        486          20          28          10          67
  Installment ................................................         89          86          78          56          87
  Credit card ................................................         17          25          17          15          13
                                                                 --------    --------    --------    --------    --------
      Total recoveries .......................................        592         131         134          88         167
                                                                 --------    --------    --------    --------    --------
Net loans charged off ........................................        259         441         289         366         887
                                                                 --------    --------    --------    --------    --------
Provision for loan losses ....................................        785         805         367         283       1,061
                                                                 --------    --------    --------    --------    --------
Acquired bank's allowance at date of acquisition .............          0           0         620           0           0
                                                                 --------    --------    --------    --------    --------
  BALANCE ON DECEMBER 31 .....................................   $  4,601    $  4,075    $  3,711    $  3,013    $  3,096
                                                                 ========    ========    ========    ========    ========
  Ratio of net charge-offs of loans to average loans
  outstanding during the year ................................        .07%        .14%        .12%        .16%        .42%

of $63,000 or 27.2% in 1996. These increases are attributable to the growth in the bankcard portfolio.

RESTRUCTURING CHARGES AND MERGER-RELATED COSTS

On January 9, 1996, Bancshares approved a plan to restructure the operations of the Bank, which would enhance the quality of service to customers and reduce future operating costs. Restructuring charges to implement the plan totaled $522,000, consisting of $490,000 for retirement benefits, $27,000 for severance benefits and $5,000 for professional fees.

On August 11, 1997, LSB merged with Old North State Bank, in a transaction accounted for as a pooling-of-interests business combinations. During 1997, LSB recognized $1,493,591 of costs related to the merger. These costs include professional fees of $611,918, personnel expense of $384,811, regulatory filings and printing of $82,322, a data processing cancellation fee of $168,000, loss on sale of securities of $83,410 and other of $163,130.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

The reserve for loan losses was $4,601,000 or 1.16% of loans outstanding at December 31, 1997 compared to $4,075,000 or 1.15% of loans outstanding at December 31, 1996. Net charge offs for 1997 were $259,000 or .07% of average loans outstanding, compared to 1996 net charge offs of $441,000 or .14% of average loans. This improvement in net charge offs is primarily the result of one large recovery in the second quarter of 1997, related to a loan previously charged off. The 1997 provision for loan losses was slightly less than that of the previous year, reflecting the second quarter charge-off recovery and the total coverage of the reserve in relation to outstanding loans. Additional information regarding the reserve for loan losses is contained in Table 8, "Analysis of Reserve for Loan Losses".

Nonperforming assets, which include nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due, totaled $2,155,000 at December 31, 1997, $2,390,000 at December 31, 1996, and $2,863,000 at December 31, 1995. Nonperforming assets as a percentage of loans outstanding at the end of the year amounted to .54% in 1997, .67% in 1996, and .96% in 1995. Nonaccrual loans totaled $127,000 at December 31, 1997, $611,000 at December 31, 1996, and $1,380,000 at December 31,
1995. Accruing loans past due 90 days or more have remained relatively unchanged in the three years being compared. The accrual of interest is generally discontinued on all loans that become 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. Table 9, "Nonperforming Assets", discloses the components of nonperforming assets. At December 31, 1997, the reserve for loan losses was 2.14 times nonperforming assets compared to 1.71 times nonperforming assets at December 31, 1996. Based on the current loan portfolio and levels of current problem assets and potential problem loans, management believes the provision for loan losses to be adequate.

In management's judgment, the allocation of the reserve for loan losses for 1997 reflected in Table 10 accurately reflects the inherent risks associated with each of the various lending categories.

As a part of credit administration, management regularly reviews and grades its loan portfolio for purposes of determining asset quality and the need to make additional provisions for loan losses. The reserve for loan losses represents management's estimate of an amount adequate to provide for the risk of future losses inherent in the loan portfolio. In its on-going analysis of the reserve for loan losses and its adequacy, management considers LSB's historic loan loss experience, economic risks associated with each of the lending categories, amount of past due and nonperforming loans, underlying collateral values securing loans and credit concentrations, or other factors which might affect potential credit losses.

LSB is also subject to regulatory examinations and determinations as to the adequacy of its reserve for loan losses, which may take into account such factors as the methodology used to calculate the reserve and the size of the reserve in comparison to peer banks identified by the regulatory agencies. During 1997, all credit relationships of $50,000 or more were reviewed as a part of LSB's credit administration program. A review of large credits was conducted by a regulatory agency examination revealing that there were no material problem credits that had not been previously identified by management.

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

INCOME TAXES

Bancshares' effective tax rate increased to 33.0% in 1997 from 28.4% in 1996 compared to 26.8% in 1995. Financial statement Note 10 provides a reconciliation between the amount of taxes computed using the statutory tax rate and the actual tax expense. The increase in Bancshares' effective tax rate for 1997 was primarily the result of higher nondeductible merger-related costs.

INFLATION

For financial institutions, the effects of inflation and governmental programs to control it tend to vary from non-bank companies. The impact is more likely to be felt by banking

NONPERFORMING ASSETS

TABLE 9
(In thousands)

                                                                                                DECEMBER 31
                                                                            1997       1996       1995       1994       1993
                                                                          -------    -------    -------    -------    -------
Nonaccrual loans:
  Secured by real estate ..........................................       $     0    $   424    $   990    $     0    $ 1,284
  Commercial and industrial .......................................           127        187        390          0          0

Restructured loans ................................................           502        259        289          0          0
Other real estate acquired through foreclosed properties ..........         1,192      1,151        988      1,059        178
Accruing loans which are contractually past due 90 days or more ...           334        369        206      1,108        472
                                                                          -------    -------    -------    -------    -------
Total nonperforming assets ........................................       $ 2,155    $ 2,390    $ 2,863    $ 2,167    $ 1,934
                                                                          =======    =======    =======    =======    =======

Nonperforming assets to:
  Loans outstanding at end of year ................................           .54%       .67%       .96%       .93%       .88%
  Total assets at end of year .....................................           .35        .43        .58        .54        .51

Loss of interest income associated with nonperforming loans at December 31:

                                                                                          YEARS ENDED DECEMBER 31
                                                                           1997       1996       1995       1994       1993
                                                                          -------    -------    -------    -------    -------
Interest income that would have been recorded in accordance
  with original terms .............................................       $     1    $    52    $    34    $    71    $   162
Less interest income actually recorded ............................             0          3          7          0         88
                                                                          -------    -------    -------    -------    -------
Loss of interest income ...........................................       $     1    $    49    $    27    $    71    $    74
                                                                          =======    =======    =======    =======    =======

ALLOCATION OF RESERVE FOR LOAN LOSSES*

TABLE 10
(In thousands)

                           1997              1996              1995               1994            1993
                                   LOANS             Loans             Loans             Loans            Loans
                                       %                 %                 %                 %                %
                                   TOTAL             Total             Total             Total            Total
                         AMOUNT    LOANS   Amount    Loans   Amount    Loans   Amount    Loans   Amount   Loans
                         ---------------   ---------------   ---------------   ---------------   ---------------
Commercial, financial    $1,212     24.8%  $1.075     27.8%  $1,100     33.9%  $  780     30.4%  $   750    29.9%
 and agricultural ...
Real estate -
 construction .......       506      3.3      450      3.0      346      3.1      251      2.9       314     2.9
Real estate -
 mortgage ...........     1,815     55.2    1,529     50.0    1,390     42.5    1,130     42.7     1,160    43.9
Installment loans to
 individuals ........       828     15.8      766     16.9      675     18.0      652     20.8       682    20.9
Lease financing .....        55       .2       55       .2        0       .0        0       .0         0      .0
Other ...............        85       .7      110      2.1      110      2.5      110      3.2        80     2.4
Unallocated .........       100       .0       90       .0       90       .0       90       .0       110       0
                         ------    -----   ------   ------   ------    -----   ------    -----    ------  ------
  Total .............    $4,601    100.0%  $4,075    100.0%  $3,711    100.0%  $3,013    100.0%  $ 3,096   100.0%
                         ======    =====   ======   ======   ======    =====   ======    =====   =======  ======

*The reserve for loan losses has been allocated only on an approximate basis.
 The entire amount of the reserve is available to absorb losses occurring in any category. The allocation is not necessarily indicative of future losses.


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

ACCOUNTING AND REGULATORY ISSUES

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"). It applies to entities with publicly held common stock or potential common stock such as options, warrants, convertible securities, or contingent stock agreements. It was FASB's intent that SFAS 128 simplify the standards for computing EPS previously found in Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share", and make them comparable to international EPS standards as set forth in International Accounting Standard 33, "Earnings per Share". SFAS 128 replaces the presentation of primary EPS with a presentation of basic earnings per share and requires a presentation of both basic and diluted earnings per share on the face of the income statement. Basic EPS excludes dilution and is derived by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. After the effective date, all prior-period EPS data presented must be restated to conform with the provisions of SFAS 128. Bancshares has adopted
SFAS 128 for its financial statements beginning December 31, 1997, with no material effect on its financial position and operating results.

In March 1997, FASB issued Statement No. 129 "Disclosure of Information about Capital Structure." SFAS 129 establishes standards for disclosing information about a company's capital structure. It consolidates the disclosure requirements that were previously covered in APB-10 "Omnibus Opinion-1996," APB-15 "Earnings per Share" and SFAS 47 "Disclosure of Long-Term Obligations". SFAS 129 requires that information about an entity's capital structure be disclosed in three separate categories of securities, liquidation preference of preferred stock and redeemable stock. Further, SFAS 129 specifies that the entity shall provide within its financial statements a summary explanation of the pertinent rights and privileges of the various securities that are outstanding. SFAS 129 is effective for financial statements for periods ending after December 15, 1997. Bancshares has adopted SFAS 129 for its financial statements beginning December 31, 1997, with no material effect on its financial position and operating results.

In June 1997, FASB issued Statement No. 130 "Reporting of Comprehensive Income", which requires entities to report comprehensive income in their basic financial statements. As such, SFAS 130 establishes standards of disclosure and financial statement display for reporting total comprehensive income. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income is inclusive of net income. Under SFAS 130, financial statement presentation of comprehensive income may be presented in a separate statement of comprehensive income, in the statement of changes in equity, or below the total of net income in the income statement. SFAS

QUARTERLY FINANCIAL DATA

TABLE 11

(In thousands except per share data)              1997                             1996
                                  4TH QTR.  3RD QTR.  2ND QTR.  1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
                                  -------   -------   -------   -------   -------   -------   -------   -------
Interest income ..............    $11,985   $11,510   $11,177   $10,795   $11,002   $10,180   $ 9,522   $ 9,488
Interest expense .............      5,114     5,084     4,810     4,539     4,424     4,293     3,870     3,949
                                  -------   -------   -------   -------   -------   -------   -------   -------
Net interest income ..........      6,871     6,426     6,367     6,256     6,578     5,887     5,652     5,539
Provision for loan losses ....        318       159       190       118       306       163       203       133
                                  -------   -------   -------   -------   -------   -------   -------   -------
Net interest income after
  provision for loan losses ..      6,553     6,267     6,177     6,138     6,272     5,724     5,449     5,406
                                  -------   -------   -------   -------   -------   -------   -------   -------
Noninterest income ...........      1,356     1,407     1,358     1,268       889     1,231     1,312     1,207
                                  -------   -------   -------   -------   -------   -------   -------   -------
Noninterest expense ..........      5,110     6,075     4,747     4,494     4,565     4,257     4,300     4,785
                                  -------   -------   -------   -------   -------   -------   -------   -------
Income before income taxes ..       2,799     1,599     2,788     2,912     2,596     2,698     2,461     1,828
Income taxes ................         808       765       863       900       788       811       656       463
                                  -------   -------   -------   -------   -------   -------   -------   -------

Net income ..................     $ 1,991   $   834   $ 1,925   $ 2,012   $ 1,808   $ 1,887    $1,805   $ 1,365
                                  =======   =======   =======   =======   =======   =======   =======   =======

Earnings per share:
  Basic                           $   .29   $   .12   $   .28   $   .29   $   .26   $   .27   $   .26   $   .21
  Diluted                             .28       .11       .28       .29       .25       .27       .26       .20

130 is effective for fiscal years beginning after December 15, 1997. The Statement must be adopted as of the beginning of the entity's fiscal year with any prior period financial statements presented for comparative purposes to be reclassified to reflect the provisions of SFAS 130. Bancshares has adopted SFAS 130 for its financial statements beginning January 1, 1998. No material effect on its financial position and operating results is anticipated.

Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" was issued by FASB in June 1997. It replaces SFAS 14 "Financial Reporting for Segments of a Business Enterprise" and its amendments. SFAS 131 requires entities to report certain information about their operating segments in a complete set of financial statements to shareholders. Further, SFAS 131 requires that certain entity-wide information about products and services, activities in different geographic areas, and reliance on major customers to be disclosed. Separate disclosure of information is required about an operating segment that meets any of the following thresholds: a) its reported revenue, including both sales to external customers and inter-segment sales or transfers, is 10% or more of the combined internal and external revenue of all reported operating segments; b) the absolute amount of its reported profit or loss is 10% or more of the greater, in absolute amount, or (i) the combined reported profit of all operating segments that do not report a loss or (ii) the combined reported loss of all operating segments that did report a loss; c) its assets are 10% or more of the combined assets of all operating segments. Bancshares operates in a single industry segment and therefore does not meet any of the threshold requirements of SFAS 131.

In May 1997, the Federal Financial Institutions Examination Council (FFIEC) issued an Interagency Statement "Year 2000 Project Management Awareness" to emphasize the critical issues that need to be addressed to implement an effective Year 2000 project management plan. The FFIEC Statement identifies five phases of the Year 2000 project management process. Bancshares has acknowledged the importance of this issue and established a Year 2000 Project Team (Y2K) to ensure that it will be Year 2000 compliant. The Y2K Team consists of senior officers within the company's operations area, information systems area, audit department, corporate area and senior management. Management, with Board of Directors' approval and oversight establishes the commitment of resources and prioritization. Software programs from the National Software Testing Laboratories (NSTL) are utilized to test all personal computers and computer servers for compliance. Data processing of Bancshares is through FiServ in an RJE environment. As such, the Bank will participate with FiServ in Year 2000 testing. Third party audits will be requested from all major vendors and suppliers to assist in determining their ability to be Year 2000 compliant. The Y2K Team will also conduct due diligence inquiries concerning Y2K readiness and implement appropriate internal testing and verification of vendor's products and services. Bancshares' Y2K Plan incorporates the development of contingency plans for all mission critical vendor applications should the vendor not complete its conversion efforts on time. The timetable for completing the Y2K project plan is the fourth quarter of 1998. Bancshares estimates the cost to remedy its Year 2000 issues at $100,000 to $150,000 and that it will not have a material effect on its financial position or operating results.

CONSOLIDATED BALANCE SHEET

                                                                                  DECEMBER 31
(In thousands)                                                                   1997         1996
--------------------------------------------------------------------------------------------------
ASSETS
  Cash and Due from Banks (Note 2) ......................................   $  25,368    $  24,672
  Interest-Bearing Bank Balances ........................................      12,127          503
  Federal Funds Sold ....................................................      60,340       26,720
  Investment Securities (Note 3):
   Held to Maturity, Market Value $56,209 and $72,081 ...................      54,891       71,137
   Available for Sale ...................................................      50,725       56,964
  Loans (Notes 4 and 11) ................................................     396,991      355,893
  Less, Reserve for Loan Losses (Note 4) ................................      (4,601)      (4,075)
                                                                            ---------    ---------
    Net Loans ...........................................................     392,390      351,818
  Premises and Equipment (Note 5) .......................................      11,261       11,264
  Other Assets ..........................................................       9,163        8,767
                                                                            ---------    ---------
    Total Assets ........................................................   $ 616,265    $ 551,845
                                                                            =========    =========

LIABILITIES
 Deposits:
  Demand ................................................................   $  67,256    $  62,519
  Savings, N.O.W. and Money Market Accounts .............................     227,239      194,704
  Certificates of Deposit of less than $100,000 (Note 6) ................     154,566      148,902
  Certificates of Deposit of $100,000 or more (Note 6) ..................      53,964       58,796
                                                                            ---------    ---------
    Total Deposits ......................................................     503,025      464,921
 Securities Sold Under Agreements to Repurchase .........................       8,263        6,109
 Borrowings from Federal Home Loan Bank (Note 7) ........................      33,758       14,075
 Other Liabilities ......................................................       3,692        3,878
                                                                            ---------    ---------
    Total Liabilities ...................................................     548,738      488,983
                                                                            ---------    ---------

SHAREHOLDERS EQUITY
  Capital Stock: Common, authorized 10,000,000 shares, Par Value $5,
    issued 6,933,035 shares in 1997 and 6,886,496 shares in 1996  .......      34,665       34,432
  Paid-In Capital .......................................................      14,772       14,671
  Retained Earnings .....................................................      17,916       13,866
  Unrealized Gain (Loss) on Securities Available for Sale, Net of Taxes           174         (107)
                                                                            ---------    ---------

    Total Shareholders' Equity ..........................................      67,527       62,862
                                                                            ---------    ---------
    Total Liabilities and Shareholders' Equity ..........................   $ 616,265    $ 551,845
                                                                            =========    =========

Commitments and Contingencies (Note 8)
Notes to consolidated financial statements are an integral part hereof.

CONSOLIDATED STATEMENTS
OF INCOME

                                                                        YEARS ENDED DECEMBER 31
(In thousands, except per share amounts)                              1997           1996           1995
--------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Interest and Fees on Loans ...............................   $    35,692    $    30,576    $    23,368
  Interest on Investment Securities:
    Taxable ................................................         5,077          6,512          5,865
    Tax Exempt .............................................         1,785          1,901          1,945
  Federal Home Loan Bank ...................................           274            170              0
  Federal Funds Sold .......................................         2,639          1,033          1,155
                                                               -----------    -----------    -----------
    Total Interest Income ..................................        45,467         40,192         32,333
                                                               -----------    -----------    -----------

INTEREST EXPENSE
  Deposits .................................................        17,917         15,831         13,349
  Securities Sold Under Agreements to Repurchase ...........           234            168             50
  Borrowings from Federal Home Loan Bank ...................         1,396            537             27
                                                               -----------    -----------    -----------
    Total Interest Expense .................................        19,547         16,536         13,426
                                                               -----------    -----------    -----------

Net Interest Income ........................................        25,920         23,656         18,907
Provision for Loan Losses (Note 4) .........................           785            805            367
                                                               -----------    -----------    -----------
Net Interest Income after Provision for Loan Losses ........        25,135         22,851         18,540
                                                               -----------    -----------    -----------

NONINTEREST INCOME
  Service Charges on Deposit Accounts ......................         2,550          2,501          2,130
  Gains on Sales of Mortgages ..............................           186            119              8
  Losses on Sales of Investment Securities .................           (32)           (37)            (5)
  Other Operating Income (Note 9) ..........................         2,685          2,056          1,466
                                                               -----------    -----------    -----------
    Total Noninterest Income ...............................         5,389          4,639          3,599
                                                               -----------    -----------    -----------

NONINTEREST EXPENSE
  Personnel Expense ........................................        10,387         10,103          8,526
  Occupancy Expense ........................................         1,223          1,243            952
  Equipment Depreciation and Maintenance ...................         1,185            995            796
  Other Operating Expense (Note 9) .........................         6,137          5,044          4,817
  Restructuring Charges and Merger Related Costs (Note 14)..         1,494            522              0
                                                               -----------    -----------    -----------
    Total Noninterest Expense ..............................        20,426         17,907         15,091
                                                               -----------    -----------    -----------

Income Before Income Taxes .................................        10,098          9,583          7,048
Income Taxes (Note 10) .....................................         3,336          2,718          1,888
                                                               -----------    -----------    -----------
Net Income .................................................   $     6,762    $     6,865    $     5,160
                                                               ===========    ===========    ===========
Earnings Per Share:
  Basic ....................................................   $       .98    $      1.00    $       .84
  Diluted ..................................................           .96            .98            .82
Weighted Average Shares Outstanding:
  Basic ....................................................     6,903,003      6,873,236      6,127,976
  Diluted ..................................................     7,060,513      6,985,577      6,256,652

Notes to consolidated financial statements are an integral part hereof.

CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                 NET UNREALIZED
                                                COMMON STOCK                                        GAIN (LOSS)           TOTAL
                                             ------------------       PAID-IN      RETAINED        ON SECURITIES      SHAREHOLDERS'
(In thousands, except for shares)            SHARES      AMOUNT       CAPITAL      EARNINGS     AVAILABLE FOR SALE        EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
  Balances at December 31, 1994 ............ 4,630,722    $ 23,154    $   13,435    $   12,452        ($604)             $   48,437
  Net income ...............................                                             5,160                                5,160
  Cash dividends declared on
   common stock ............................                                            (2,061)                              (2,061)

  Common stock issued for stock
    options exercised ......................    31,376         157           132                                                289

  Unrealized gain on securities
    available for sale, net of deferred
    income taxes ...........................                                                            950                     950

  Common stock issued in 1.922-for-1
    stock split, including cash for
    fractional shares ......................   334,708       1,673        (1,677)                                                (4)

  Stock issued for acquisition .............   776,964       3,885         1,698                                              5,583
                                             ---------    --------    ----------    ----------        -----              ----------
  Balances at December 31, 1995 ............ 5,773,770      28,869        13,588        15,551          346                  58,354

  Net income ...............................                                             6,865                                6,865

  Cash dividends declared on
    common stock ...........................                                            (2,158)                              (2,158)

  Common stock issued for stock
    options exercised ......................    36,765         183            83                                                266

  Unrealized loss on securities
    available for sale, net of
    deferred income taxes ..................                                                           (453)                   (453)

 Common stock issued in five-for-four
  stock split, including cash for
  fractional shares ........................ 1,075,961       5,380                      (5,392)                                 (12)

 Transfer of capital .......................                               1,000        (1,000)
                                             ---------    --------    ----------    ----------        -----              ----------
 Balances at December 31, 1996 ............. 6,886,496      34,432        14,671        13,866         (107)                 62,862

 NET INCOME ................................                                             6,762                                6,762

 CASH DIVIDENDS DECLARED ON
  COMMON STOCK .............................                                            (2,712)                              (2,712)
 COMMON STOCK ISSUED FOR STOCK
  OPTIONS EXERCISED ........................    47,215         233           114                                                347
 UNREALIZED GAIN ON SECURITIES
  AVAILABLE FOR SALE, NET OF
  DEFERRED INCOME TAXES ....................                                                            281                     281
 FRACTIONAL SHARES PURCHASED ...............      (676)                      (13)                                               (13)
                                             ---------    --------    ----------    ----------        -----              ----------
 BALANCES AT DECEMBER 31, 1997. ............ 6,933,035    $ 34,665    $   14,772    $   17,916        $ 174              $   67,527
                                             =========    ========    ==========    ==========        =====              ==========

Notes to consolidated financial statements are an integral part hereof.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED DECEMBER 31
(In thousands)                                                                1997       1996        1995
-----------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income ...........................................................   $  6,762    $  6,865    $  5,160
  Adjustments to reconcile net income to net cash:
    Depreciation and amortization ......................................      1,217       1,150         840
    Securities premium amortization and discount accretion, net ........        (21)          6        (268)
    Increase in loans held for sale ....................................       (237)     (3,594)       (914)
    Deferred income taxes ..............................................        115         (30)         (6)
    Income taxes payable ...............................................       (117)         56         115
    (Increase) decrease in income earned but not received ..............        (12)        131        (416)
    Increase (decrease) in interest accrued but not paid ...............       (367)        132         628
    Provision for loan losses ..........................................        785         805         367
    Loss on sale of investment securities ..............................        116          37           5
    (Gain) loss on sale of premises and equipment ......................         66          (9)         (2)
                                                                           --------    --------    --------
      Net cash provided by operating activities ........................      8,307       5,549       5,509
                                                                           --------    --------    --------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchases of securities held to maturity .............................     (1,184)     (4,854)    (17,324)
  Proceeds from maturities of securities held to maturity ..............     15,454      18,898      21,456
  Proceeds from sales of securities held to maturity ...................      1,954           0           0
  Purchases of securities available for sale ...........................    (17,453)    (32,348)    (19,428)
  Proceeds from maturities of securities available for sale ............     14,720      26,805      14,603
  Proceeds from sales of securities available for sale .................      9,323       7,306       2,750
  Net increase in loans made to customers ..............................    (41,112)    (55,285)    (27,875)
  Purchases of premises and equipment ..................................     (1,513)     (1,182)       (641)
  Proceeds from sale of premises and equipment .........................        233          45          75
  Net (increase) decrease in federal funds sold ........................    (33,620)    (14,930)      1,385
  Increase in other assets .............................................       (503)       (559)       (107)
                                                                           --------    --------    --------
    Net cash used by investing activities ..............................    (53,701)    (56,104)    (25,106)
                                                                           --------    --------    --------
CASH FLOW FROM FINANCING ACTIVITIES
  Net increase in demand deposits, N.O.W.,
    money market and savings accounts ..................................     37,212      11,415       4,865
  Net increase in time deposits ........................................        891      25,535      18,493
  Net increase in securities sold under agreements to repurchase .......      2,154       2,518         488
  Proceeds from long-term debt .........................................     37,200      14,908           0
  Payments on long-term debt ...........................................    (17,517)       (833)       (375)
  Dividends paid .......................................................     (2,712)     (2,158)     (2,061)
  Net increase (decrease) in other liabilities .........................        152         599         (20)
  Proceeds from issuance of common stock ...............................        334         266       2,538
                                                                           --------    --------    --------
    Net cash provided by financing activities ..........................     57,714      52,250      23,928
                                                                           --------    --------    --------

Increase in cash and cash equivalents ..................................     12,320       1,695       4,331
Cash and cash equivalents at the beginning of the years ................     25,175      23,480      19,149
                                                                           --------    --------    --------
Cash and cash equivalents at the end of the years ......................   $ 37,495    $ 25,175    $ 23,480
                                                                           ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
  Cash paid during the years for:
    Interest ...........................................................   $ 19,916    $ 16,696    $ 12,798
    Income taxes .......................................................      3,314       2,720       1,887

SUPPLEMENTAL DISCLOSURE OF
  NONCASH TRANSACTIONS
  Transfer of loans to other real estate owned .........................   $    372    $    331    $    354
  Net noncash assets acquired for common stock .........................          0           0       2,110
  Unrealized gain (loss) on securities available for sale:
    Change in securities available for sale ............................        447        (688)      1,439
    Change in deferred income taxes ....................................       (166)        235        (489)
    Change in shareholders' equity .....................................        281        (453)        950

  Notes to consolidated financial statements are an integral part hereof.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

AS OF OR FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and financial reporting policies of LSB Bancshares, Inc. ("Bancshares") and its subsidiaries conform to generally accepted accounting principles and prevailing industry practices. The following is a description of significant accounting policies.

Nature of Operations
 Bancshares is a bank holding company organized under the laws of the State of North Carolina and registered under the Bank Holding Company Act of 1956, as amended. Bancshares conducts its domestic financial services business through Lexington State Bank ("Bank") and two non-bank subsidiaries, Peoples Finance Company of Lexington, Inc. ("Peoples") and LSB Financial Services, Inc. Bancshares serves customers primarily in Davidson, Forsyth, and Stokes Counties, North Carolina.

Consolidation
 The consolidated financial statements include the accounts of Bancshares and its wholly-owned subsidiaries, after eliminating intercompany balances and transactions. Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets since these are not assets or liabilities of Bancshares. Certain prior year amounts have been reclassified to conform to current year presentation.

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

Cash and Cash Equivalents
 Bancshares considers cash and due from banks and interest-bearing bank balances as cash and cash equivalents for purposes of the consolidated statements of cash flows. Due from bank balances and interest-bearing bank balances are maintained in other financial institutions.

Investment Securities
 Management determines the appropriate classification of investment securities at the time of purchase. Securities that may be sold in response to or in anticipation of changes in interest rates or other factors are classified as available for sale and carried at market value. The unrealized gains and losses on these securities are reported net of applicable taxes in a separate component of shareholders' equity. Securities that Bancshares has the positive intent and ability to hold to maturity are carried at amortized cost. Bancshares does not have any securities held for trading.

 Interest income on securities, including amortization of premiums and accretion of discounts, is recognized using the interest method. Gains and losses on the sale of securities are recognized on a specific identification basis.

Loans
 Loans are generally carried at the principal amount outstanding, net of deferred loan fees and certain direct origination costs on originated loans and unamortized discounts and premiums on purchased loans. Mortgage loans held for sale are carried at the lower of cost or market value, as determined by outstanding commitments from investors. Loan origination fees are capitalized and recognized as an adjustment of the yield of the related loan. Discounts and premiums on any purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on any purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method. Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments of principal and interest as they become due.

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

Foreclosed Real Estate
 Foreclosed real estate only includes formally foreclosed property. At the time of foreclosure, foreclosed real estate is recorded at the lower of the Bank's cost or the asset's fair value less costs to sell, which becomes the property's new basis. Any write downs based on the asset's fair value at the date of acquisition are charged to the reserve for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs incurred in maintaining foreclosed real estate and subsequent write downs to reflect declines in the fair value of the property are charged to operations.

Premises and Equipment
 Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed by use of the straight-line method, using the following estimated lives: buildings, 20 to 40 years; equipment, 3 to 10 years; vaults, 10 to 40 years.

 Leasehold improvements are amortized by use of the straight-line method over the lesser of the estimated useful lives of the improvements or the terms of the respective leases.

Capital Structure
 All shares of capital stock represent voting shares and dividends on the capital stock are paid at the discretion of the Board of Directors.

Stock-Based Compensation
 Bancshares accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees". In October 1995, Statement of Financial Accounting Standards Number 123, "Accounting for Stock-Based Compensation," was issued and encourages, but does not require adoption of a fair value method of accounting for employee stock-based compensation plans. As permitted by FASB 123, Bancshares has elected to disclose the pro forma net income and earnings per share as if the fair value method had been applied in measuring compensation cost.

Intangible Assets
 The excess of cost over net assets and identifiable intangible assets, including deposit based intangibles of acquired businesses, is amortized on a straight-line basis over the estimated periods benefitted.

Income Taxes
 The provision for income taxes is based on income and expenses and assets and liabilities for financial statement purposes. Deferred income taxes are computed under the provisions of Statement of Financial Accounting Standards Number 109, "Accounting for Income Taxes."

Earnings Per Share
 Earnings per share is computed by dividing net income by the weighted average shares outstanding and diluted share equivalents outstanding. All references to shares outstanding have been adjusted to give effect to stock splits that occurred during the periods.

NOTE 2 - REGULATORY RESTRICTIONS
Bancshares and its subsidiary bank are subject to certain requirements imposed by state and federal banking statutes and regulations.

The Bank is required to maintain a certain weekly average clearing account balance with the Federal Reserve Bank of Richmond. The required weekly average clearing account balance at December 31, 1997 and 1996 was $18,025,000 and $13,510,000, respectively. The amounts are negotiated by the Bank with the Federal Reserve Bank of Richmond.

Certain regulatory requirements restrict the lending of funds by and between Bancshares and the Bank and the amount of dividends which can be paid to Bancshares by the Bank. On December 31, 1997, the Bank had available retained earnings of $42,773,784 for the payment of dividends without obtaining prior regulatory approval.

The Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB). Member institutions are required to maintain an investment in the common stock of the FHLB based on the asset size of the member institution and the amount of qualifying one-to-four family residential loans. At December 31, 1997, the Bank owned $2,412,700 of FHLB common stock.

Bancshares and the Bank are subject to certain regulatory capital requirements administered by federal and state banking agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancshares and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can initiate certain mandatory and possible discretionary actions by regulators that, if undertaken, could have a direct material effect on Bancshares' financial statements.

At December 31, 1997, the most recent notifications from regulatory authorities categorized Bancshares and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Bancshares' or the Bank's well capitalized status. Management believes that Bancshares and the Bank meet all capital adequacy requirements to which they are subject.

The Bank's capital amounts and ratios approximate Bancshares' capital amounts and ratios that are summarized as follows (In thousands):

                                                       MINIMUM RATIOS
                                                       --------------
                                                         FOR
                      CAPITAL AMOUNT      RATIO        CAPITAL       TO BE
                      --------------      -----        ADEQUACY       WELL
                      1997    1996    1997     1996    PURPOSES   CAPITALIZED*
                      ----    ----    ----     ----    --------   ------------
Total capital
  To risk-
  weighted
  assets ........  $70,754   $65,791  19.22%   19.37%    8.00%     10.00%
Tier 1 capital
  To risk-
  weighted
  assets ........   66,153    61,715  17.97%   18.17%    4.00       6.00
Tier 1 capital
  To averages
  assets ........   66,153    61,715  11.33%   11.77%    3.00       5.00

*under Prompt Corrective Action provisions

NOTE 3 - INVESTMENT SECURITIES

The valuations of investment securities as of December 31, 1997 and 1996 were as follows (In thousands):


                                 1997 - SECURITIES HELD TO MATURITY
                            AMORTIZED   UNREALIZED  UNREALIZED   MARKET
                                 COST        GAINS      LOSSES    VALUE
                            ---------   ----------  ----------   ------
US Treasury and
 other US government
 agency obligations.......  $24,004       $    0       $5       $23,999
State, county and
 municipal securities.....   30,887        1,323        0        32,210
                            -------       ------       --       -------
 Total ...................  $54,891       $1,323       $5       $56,209
                            =======       ======       ==       =======


                                 1997 - SECURITIES HELD TO MATURITY
                            AMORTIZED   UNREALIZED  UNREALIZED   MARKET
                                 COST        GAINS      LOSSES    VALUE
                            ---------   ----------  ----------   ------
US Treasury and
 other US government
 agency obligations.......  $46,137       $  281       $26      $46,392
State, county and
 municipal securities.....      856           26         0          882
Mortgage backed
 securities ..............    1,035            3         0        1,038
Equity securities ........    2,413            0         0        2,413
                            -------       ------       ---      -------
 Total ...................  $50,441       $  310       $26      $50,725
                            =======       ======       ===      =======


                                 1997 - SECURITIES HELD TO MATURITY
                            AMORTIZED   UNREALIZED  UNREALIZED   MARKET
                                 COST        GAINS      LOSSES    VALUE
                            ---------   ----------  ----------   ------
US Treasury and
 other US government
 agency obligations ...     $37,505       $    0       $108     $37,397
State, county and
 municipal securities..      30,486        1,098          0      31,584
Mortgage backed
 securities ...........       1,745            0         32       1,713
Other securities ......       1,401            3         17       1,387
                            -------       ------       ----     -------
 Total ................     $71,137       $1,101       $157     $72,081
                            =======       ======       ====     =======


                                 1997 - SECURITIES HELD TO MATURITY
                            AMORTIZED   UNREALIZED  UNREALIZED   MARKET
                                 COST        GAINS      LOSSES    VALUE
                            ---------   ----------  ----------   ------
US Treasury and
 other US government
 agency obligations.......  $46,808       $  109       $212     $46,705
State, county and
 municipal securities.....        0            0          0           0
Mortgage backed
 securities ..............    7,206           31         94       7,143
Other securities .........    1,108            5          1       1,112
Equity securities ........    2,004            0          0       2,004
                            -------       ------       ----     -------
 Total ...................  $57,126       $  145       $307     $56,964
                            =======       ======       ====     =======

The following is a maturity schedule of investment securities at December 31, 1997 by contractual maturity. Maturities may differ from scheduled maturities of mortgage backed securities because the mortgages underlying the securities may be called or prepaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary (In thousands):

                            SECURITIES HELD       SECURITIES AVAILABLE
                              TO MATURITY               FOR SALE
                          ------------------      --------------------
                          AMORTIZED   MARKET      AMORTIZED    MARKET
                               COST    VALUE           COST     VALUE
                          ---------   ------      ---------   --------
Debt securities:
Due in one year
 or less ................   $16,991   $16,982      $ 1,750    $ 1,749
Due after one year
 through five years......    19,180    19,697       44,387     44,664
Due after five years
 through ten years ......    10,492    10,986          412        422
Due after ten years......     8,228     8,544          444        460
                            -------   -------      -------    -------
 Total debt securities...    54,891    56,209       46,993     47,295
                            -------   -------      -------    -------
Mortgage backed
 securities .............         0         0        1,035      1,017
                            -------   -------      -------    -------
Equity securities .......         0         0        2,413      2,413
                            -------   -------      -------    -------
 Total securities .......   $54,891   $56,209      $50,441    $50,725
                            =======   =======      =======    =======

Lexington State Bank owned stock in the Federal Home Loan Bank of Atlanta with book and market values of $2,412,700 and $1,713,000 at December 31, 1997 and 1996, respectively. The Bank owned stock in the Federal Reserve Bank of Richmond with book and market values of $291,200 at December 31, 1996. This stock is included in equity securities and classified as available for sale.

A recap of the sales and maturities of held to maturity securities follows (In thousands):

                                   YEARS ENDED DECEMBER 31
                                  1997       1996       1995
                                --------    ------    -------
Proceeds from sales and
  maturities ................   $ 17,408    $18,898   $21,456
Gross realized gains ........          0          0         0
Gross realized losses .......        (40)         0         0

Securities with sales proceeds of $1,953,881 and amortized cost of $1,993,581 resulted in a realized loss of $39,700 which is included in merger costs. Cost of the securities was determined using the specific identification method. The sales were necessary to maintain the Banks existing interest rate risk at the merger of Lexington State Bank and Old North State Bank.

A recap of the sales and maturities of available for sale securities follows (In thousands):

                                   YEARS ENDED DECEMBER 31
                                  1997       1996       1995
                                --------    ------    -------
Proceeds from sales and
  maturities ................   $ 24,043    $34,111   $17,353
Gross realized gains ........         24         17        17
Gross realized losses .......       (100)       (54)      (22)

Securities with sales proceeds of $9,322,882 and amortized cost of $9,398,958 resulted in a net, realized loss of $76,076, of which $43,710 is included in merger costs. Securities classified as available for sale were sold during 1996 and 1995 with sales proceeds of $7,306,448 and $2,750,000, and amortized costs of $7,343,409 and $2,755,174, respectively, resulting in net realized losses for 1996 and 1995 of $36,961 and $5,174. Cost of all securities was determined using the specific identification method.

Investment securities with amortized cost of $83,028,436 and $80,861,672 as of December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes.

NOTE 4 - LOANS AND RESERVE FOR LOAN LOSSES

Loans are summarized as follows (In thousands):

                                               DECEMBER 31
                                            1997       1996
                                          --------   --------
Commercial, financial, and agricultural   $ 98,473   $ 99,527
Real estate-construction ...............    12,978     10,493
Real estate-mortgage ...................   219,092    177,553
Installment loans to individuals .......    62,909     60,181
Lease financing ........................       792        678
Other ..................................     2,747      7,461
                                          --------   --------
Total loans, net of unearned income ....  $396,991   $355,893
                                          ========   ========

Nonperforming assets are summarized as follows (In thousands):

                                                    DECEMBER 31
                                                  1997     1996
                                                 ------   -------
Nonaccrual loans ...........................     $  127   $   611
Restructured loans .........................        502       259
Loans past due 90 days or more .............        334       369
                                                 ------   -------
  Total nonperforming loans ................        963     1,239
Foreclosed and repossessed properties ......      1,192     1,151
                                                 ------   -------
  Total nonperforming assets ...............     $2,155   $ 2,390
                                                 ======   =======
Loans specifically identified as impaired...     $2,570   $ 3,103
                                                 ======   =======
Allowance for loan losses
  associated with impaired loans ...........     $  329   $   565
                                                 ======   =======
Average balances of impaired loans for
  the years ................................     $2,702   $ 4,127
                                                 ======   =======

The loss of interest income associated with nonaccrual loans is summarized as follows (In thousands):


                                               DECEMBER 31
                                             1997     1996
                                            -----    -------
Interest income that would have been
  recorded in accordance with original
  terms .................................   $   1    $    52
                                            =====    =======
Interest income actually recorded on
  cash basis ............................   $   0    $     3
                                            =====    =======

An analysis of the changes in the reserve for loan losses follows (In thousands):


                                              YEARS ENDED DECEMBER 31
                                            1997      1996       1995
                                          -------    -------    -------
Balances at beginning of years....        $ 4,075    $ 3,711    $ 3,013
Provision for loan losses ........            785        805        367
Recoveries of amounts previously
  charged off ....................            592        131        134
Additions from acquisitions ......              0          0        620
Loans charged off ................           (851)      (572)      (423)
                                          -------    -------    -------
Balances at end of years .........        $ 4,601    $ 4,075    $ 3,711
                                          =======    =======    =======

Effective January 1, 1995, Bancshares adopted Statement of Financial Accounting Standards Number 114 Accounting by Creditors for Impairment of a Loan and amended by Statement of Financial Accounting Standards Number 118 Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. These standards require creditors to establish a valuation allowance when it is probable that all principal and interest due under the contractual terms of a loan will not be collected. Impairment is measured based on the present value of collateral if the loan is collateral dependent. The creditor continues to use existing methods for recognizing interest income on impaired loans.

Bancshares' policy for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. Bancshares generally considers loans 90 days or more past due and all nonaccrual loans to be impaired. The adoption of these standards did not have a material effect on Bancshares' financial position or results of operations and required no increase to the reserve for loan losses. Bancshares has no commitments to loan additional funds to the borrowers of impaired loans.

NOTE 5 - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment (In thousands):


                                        DECEMBER 31
                                       1997     1996
                                     -------   -------
Land .............................   $ 2,046   $ 2,056
Buildings ........................     8,301     8,461
Equipment ........................     8,242     7,298
Other ............................        13        13
Leasehold improvements ...........       389       389
                                     -------   -------
  Total costs ....................    18,991    18,217
                                     -------   -------
Less, accumulated depreciation and
  amortization ...................     7,730     6,953
                                     -------   -------
  Total ..........................   $11,261   $11,264
                                     =======   =======


NOTE 6 - TIME DEPOSITS

At December 31, 1997, the scheduled maturities of time deposits are as follows (In thousands):


                YEAR              AMOUNT
                ----             --------
                1998             $181,250
                1999               16,241
                2000               10,531
                2001                  191
           2002 and After             317
                                 --------
                                 $208,530
                                 ========

NOTE 7 - BORROWINGS

The Bank has a $60,000,000 secured credit availability with the Federal Home Loan Bank. At December 31, 1997 and 1996 the outstanding balances under this arrangement were $33,758,333 and $14,075,000, respectively. For 1997 and 1996, the effective interest rates incurred were 5.99% and 6.05%, respectively.

Maturities are as follows (In thousands):

                YEAR            AMOUNT
                ----            -------
                1998            $ 3,717
                1999             24,891
                2000              2,700
                2001              2,150
                2002                300
                                -------
                                $33,758
                                =======


Borrowings under this line of credit are secured by the Bank's stock in the Federal Home Loan Bank of Atlanta and a blanket floating lien on certain qualifying one-to-four family mortgage loans.


NOTE 8 - COMMITMENTS AND CONTINGENT
         LIABILITIES

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon or fully utilized, the total commitment amounts do not necessarily represent future cash requirements. Collateral, if deemed necessary, is determined on a case-by-case basis and is based on managements credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. Unfunded commitments to extend credit were $96,428,000 at December 31, 1997.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates and may require payment of a fee. The credit risk involved is essentially the same as that involved in extending loan commitments to customers. The Bank's policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. Standby letters of credit were $2,221,000 at December 31, 1997.

The Bank and Peoples together grant commercial, installment and mortgage loans to customers throughout their service area. The Bank and Peoples have a diversified loan portfolio with no specific concentration of credit risk. The Bank does have a concentration of credit risk by maintaining cash balances with other banks which are $26,322,349 in excess of Federal Deposit Insurance limits and has federal funds sold of $60,340,000.

Neither Bancshares nor any of its subsidiaries is involved in any legal proceedings that would have a material adverse effect on their financial condition or results of operations.

NOTE 9 - SUPPLEMENTARY INCOME STATEMENT
         INFORMATION

The following is an analysis of items in other operating income and other operating expenses as shown on the Consolidated Statements of Income (In thousands):


                                           YEARS ENDED DECEMBER 31
                                         1997       1996       1995
                                        ------     ------     ------
Other operating income:
 Bankcard income .....................  $  559     $  376     $  287
 Fee income ..........................     576        414        248
 Financial services commissions ......     457        311         92
 Insurance commissions ...............     263        248        231
 Trust income ........................     443        408        315
 Other income ........................     387        299        293
                                        ------     ------     ------
                                        $2,685     $2,056     $1,466
                                        ======     ======     ======

Other operating expenses:
 Advertising .........................  $  361     $  207     $  212
 Automated services ..................   1,326      1,115        959
 Bankcard expense ....................     447        295        232
 FDIC assessments ....................      61          8        408
 Legal and professional fees .........     727        701        634
 Postage .............................     462        379        342
 Stationery, printing and supplies ...     694        628        556
 Other expenses ......................   2,059      1,711      1,474
                                        ------     ------     ------
                                        $6,137     $5,044     $4,817
                                        ======     ======     ======

NOTE 10 - INCOME TAXES

The components of income tax expense (benefits) are as follows (In thousands):

                                      YEARS ENDED DECEMBER 31
                                1997          1996         1995
                               -------      -------      -------
Current ....................   $ 3,451      $ 2,688      $ 1,882
                               -------      -------      -------
Deferred:
  Reserve for loan losses ..       279          222          202
  Depreciation .............        35)         (51)         (18)
  Pension ..................       (52)          13)         (85)
  Deferred compensation ....        99)         193)          (5)
  Net operating loss carry
    forwards ...............      (192)        (192)           0
  Other ....................      (284)        (155)         (88)
                               -------      -------      -------
                                  (115)          30            6
                               -------      -------      -------
  Total ....................   $ 3,336      $ 2,718      $ 1,888
                               =======      =======      =======

A reconciliation of the federal statutory tax rate to the effective federal tax rate follows:

                                   YEARS ENDED DECEMBER 31
                                1997        1996       1995
                                ----        ----       ----
Federal statutory tax rate ..   34.0%      34.0%      34.0%
Tax exempt interest income ..   (6.8)      (6.8)      (9.6)
Disallowed interest expense .     .7%        .7%       1.0%
Other .......................    5.1%        .5%       1.4%
                                ----       ----       ----
Effective federal tax rate ..   33.0%      28.4%      26.8%
                                ====       ====       ====

The components of the net deferred tax asset follow (In thousands):

                                                 DECEMBER 31
                                        1997        1996        1995
                                      -------      -------      -----
Unrealized gain (loss) on
  securities available for sale ...   $  (111)     $    55      $(180)
Reserve for loan losses ...........     1,437)       1,158)       936)
Depreciation ......................      (443)        (478)      (427)
Pension ...........................       (87)         (35)       (48)
Deferred compensation .............       442          343        150
Net operating loss carry forwards .        59          251        443
Other .............................      (407)        (123         32
                                      -------      -------      -----
                                          890        1,171        906
Valuation allowance ...............         0            0          0
                                      -------      -------      -----
Total .............................   $   890      $ 1,171      $ 906
                                      =======      =======      =====


NOTE 11 - RELATED PARTY TRANSACTIONS

The Bank had loans outstanding to executive officers and Directors and their affiliated companies of approximately $7,726,000 and $9,220,000 at December 31, 1997 and 1996, respectively. Such loans were made substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and do not involve more than the normal risk of collectibility.

An analysis of the activity with respect to such aggregate loans to related parties is as follows (In thousands):

Balance at January 1, 1997 .........       $ 9,220)
New loans during the year ..........         6,707)
Repayments during the year .........        (8,201)
                                           -------
Balance at December 31, 1997 .......       $ 7,726)
                                           =======


NOTE 12 - MORTGAGE SERVICING RIGHTS

Bancshares accounts for mortgage servicing rights under Financial Accounting "Standards Number 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". When Bancshares acquires mortgage servicing rights through the origination of mortgage loans and sells those loans with servicing rights retained, the total cost of the mortgage loans is allocated to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Mortgage servicing fees are recorded on an accrual basis. Mortgage servicing rights are amortized over the life of the related mortgages, in proportion to estimated net servicing income. An appropriate carrying value of the unamortized balance of such mortgage servicing rights is based principally on a disaggregated, discounted cash flow method. The loans and associated servicing rights are segmented by risk characteristic to include loan type, investor and interest rate. An appropriate carrying value of the unamortized deferred excess servicing fee balance is based principally on an aggregated discounted method. If the carrying values exceed fair values the differences are treated as a loss on sale of mortgages.

The following table summarizes information about mortgage servicing rights (In thousands):



                                                 YEARS ENDED DECEMBER 31
                                                   1997           1996
                                                 --------       --------
Balances at beginning of years .........         $    102       $      0
Mortgage servicing rights originated ...              136            119
Amortization of rights .................              (43)           (17)
                                                 --------       --------
Balances at end of years ...............         $    195)      $    102)
                                                 ========       ========
Total loans serviced at end of years ...         $ 65,552)      $ 58,414)
                                                 ========       ========

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards Number 107, "Disclosures about Fair Value of Financial Instruments", requires that Bancshares disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for Bancshares' financial instruments:

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

Deposit Liabilities
 The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at December 31, 1997. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Commitments to Extend Credit and Standby Letters of Credit
 The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.

The estimated fair values of Bancshares financial instruments are as follows (In thousands):

                                                DECEMBER 31
                                      1997                        1996
                            CARRYING      ESTIMATED      CARRYING     ESTIMATED
                            AMOUNT        FAIR VALUE     AMOUNT       FAIR VALUE
                           ---------      ---------      --------     ----------
Financial assets:
 Cash and short
  term investments ......  $  97,835      $  97,835      $ 51,895     $ 51,895
 Investment
  securities ............    105,616        103,504       128,101      127,922
 Loans ..................    396,991        398,171       355,893      354,563
 Less reserve for
  loan losses ...........     (4,601)                      (4,075)
                           ---------                      -------
 Net loans ..............    392,390        398,171       351,818      354,563

Financial liabilities:
 Deposits ...............    503,025        503,384       464,921      465,535
 Securities sold under
  agreements to
  repurchase ............      8,263          8,266         6,109        6,110
Borrowings from
 Federal Home Loan
  Bank ..................     33,758         34,155        14,075       13,802
Unrecognized financial
 instruments:
 Commitments to
  extend credit .........          0              0             0            0
 Standby letters of
  credit ................          9              9             7            7

NOTE 14 - RESTRUCTURING CHARGES AND BUSINESS
          COMBINATION

On January 9, 1996, Bancshares approved a plan to restructure the operations of the Corporation to enhance the quality of service to customers and reduce future operating costs. The major element of the plan was a reduction in the number of employees. Restructuring charges to implement the plan totalled $522,000 in 1996, consisting of $490,000 for retirement benefits, $27,000 for severance benefits and $5,000 for professional fees.

On August 11, 1997, LSB merged with Old North State Bank (ONSB), a full-service commercial bank based in Winston-Salem, North Carolina. The merger was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to include the accounts of ONSB for all periods presented. Based on an exchange ratio of .938 shares of Bancshares common stock for each outstanding share of ONSB common stock, Bancshares issued 1,507,045 shares of common stock. ONSB had total assets of $138,311,289 at the date of acquisition. The consolidated statement of income for the year ended December 31, 1997, includes $6,844,136 of total income, $3,406,287 of net interest income and $424,007 of net income related to the operations of ONSB prior to the date of merger. During 1997, Bancshares recognized $1,493,591 of costs related to the merger. These costs include professional fees of $611,918, personnel expense of $384,811, regulatory filings and printing of $82,322, data processing cancellation fee of $168,000, loss on sale of securities of $83,410 and other expenses of $163,130.

Certain income information for Bancshares and Old North State Bank prior to restatement for the pooling of interests is summarized for the years ended December 31 as follows (In thousands):


                                  OLD NORTH
                      BANCSHARES  STATE BANK    TOTAL
                      ----------  ----------    -----
1996
Interest income .....   $30,301     $9,891     $40,192
                        =======     ======     =======
Net interest income .   $18,154     $5,502     $23,656
                        =======     ======     =======
Net income ..........   $ 5,839     $1,026     $ 6,865
                        =======     ======     =======

1995
Interest income .....   $28,051     $4,282     $32,333
                        =======     ======     =======
Net interest income .   $16,603     $2,304     $18,907
                        =======     ======     =======
Net income ..........   $ 4,782     $  378     $ 5,160
                        =======     ======     =======

NOTE 15 - PENSION AND EMPLOYEE BENEFIT PLANS

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

Net pension cost consisted of the following components  (In thousands):

                                      YEARS ENDED DECEMBER 31
                                  1997         1996         1995
                                 -----        -----        -----
Service cost for benefits
 earned during the periods ...   $ 153)       $ 140)       $ 150)
Interest cost on projected
 benefit obligation ..........     300)         279)         226)
Return on plan assets ........    (288)        (250)        (199)
Amortization of
 unrecognized net assets .....      (8)          (8)          (8)
Amortization of prior
 service cost ................     (37)         (37)         (37)
Amortization of
 unrecognized loss ...........      27           23           24
                                 -----        -----        -----
Net pension cost .............   $ 147        $ 147        $ 156
                                 =====        =====        =====

The following table sets forth the funded status and amounts recognized for the defined benefit pension plan in the Consolidated Balance Sheets (In thousands):

                                                        DECEMBER 31
                                                    1997          1996
                                                  -------        -------
Actuarial present value of accumulated
  benefit obligation, including vested
  benefits of $3,252 in 1997, and $2,989
  in 1996 ...................................     $ 3,322        $ 3,067
                                                  =======        =======
Actuarial present value of projected
  benefit obligation for services
  rendered to date ..........................     $(4,377)       $(4,068)
Plan assets at fair market value, primarily
  U.S. government securities, listed
  securities and deposits in banks ..........       4,356)         3,682)
                                                  -------        -------
Projected benefit obligation in excess of
  plan assets ...............................         (21)          (386)
Unrecognized net assets .....................         (30)           (38)
Unrecognized prior service cost .............        (209)          (246)
Unrecognized net loss .......................         635            761
                                                  -------        -------
Prepaid pension cost ........................     $   375        $    91
                                                  =======        =======

To determine the actuarial present value of the projected benefit obligation, a discount rate of 7.5% was used for 1997 and 1996 and 8.0% for 1995. A rate of increase in future compensation levels of 5.5% was used for 1997, 1996 and 1995. The expected long-range rate of return on plan assets was 7.5% for each of the three years.

The Bank and its subsidiaries have an Employees Savings Plus Plan covering substantially all employees with one years service. Participating employees may contribute a percentage of their compensation to the Plan, with the Bank and its subsidiaries matching a portion of the employee contribution. Total expense under this Plan was $152,326, $111,675 and $108,039 for 1997, 1996 and 1995,
respectively.

The Bank and its subsidiaries have a plan to provide some health care benefits and life insurance for employees for the period between early retirement and normal retirement. Only those employees who retire after age 55 and have completed 10 years of service will be eligible for these benefits. The benefits are provided through a self-insured plan administered by an insurance company whose premiums are based on claims paid during the year. Statement of Financial Accounting Standards Number 106, "Employers Accounting for Postretirement Benefits Other Than Pensions", requires the accrual of nonpension benefits as employees render service. The liability for postretirement benefits is unfunded.

Net postretirement benefit cost consisted of the following components (In thousands):

                                 YEARS ENDED DECEMBER 31
                                1997      1996       1995
                                ----      ----       ----
Service cost .................   $14       $ 20       $17
Interest cost ................    45         60        35
Amortization of transition
  obligation over 20 years ...    24         37        19
                                 ---       ----       ---
Net postretirement benefit
  cost .......................   $83       $117       $71
                                 ===       ====       ===


The following table sets forth the status of the plan and amounts recognized for postretirement benefits in the Consolidated Balance Sheets (In thousands):


                                                         DECEMBER 31
                                                     1997          1996
                                                     -----        -----
Accumulated postretirement benefit obligation:

  Retirees .......................................   $(369)       $(508)
  Currently eligible active plan participants ....     (24)         (23)
  Other active plan participants .................    (183)        (238)
                                                     -----        -----
  Total ..........................................    (576)        (769)
  Unrecognized net loss ..........................     124)         312)
  Unrecognized net transition obligation .........     303)         322)
                                                     -----        -----
  Accrued postretirement benefit cost ............   $(149)       $(135)
                                                     =====        =====

The annual assumed rate of increase in health care costs for the plan is 11.0% and 11.5% for 1997 and 1996, respectively, and is assumed to decrease gradually to 4.5% in 2004 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation for the plan by $41,759 and $59,761 as of December 31, 1997 and 1996, respectively, and the aggregate of the service and interest cost of the net periodic postretirement benefit cost by $5,931 and $8,750, respectively. The discount rate used in determining the accumulated postretirement benefit obligation was 8.0% for 1997 and 1996.

NOTE 16 - LEASES

The Bank is obligated under several lease agreements which expire in 1998 through 2010. The leased property is for land and building use. Rental payments under these leases amounted to $331,379, $332,144 and $122,442 for the years ended December 31, 1997, 1996 and 1995, respectively.

A summary of noncancelable lease commitments for the Bank follows (In thousands):

             Years Ended December 31                Lease Commitments
             -----------------------                -----------------
                     1998                                $  325
                     1999                                   314
                     2000                                   294
                     2001                                   262
                  2002 and later                          1,508
                                                         ------
                                                         $2,703
                                                         ======

NOTE 17 - STOCK BASED COMPENSATION
          PLANS AND WARRANTS

At December 31, 1997, Bancshares had six stock based compensation plans, accounted for under Accounting Principles Board Opinion Number 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards Number 123, Bancshares' net income and earnings per share would have been reduced to the following pro forma amounts:

                                    YEARS ENDED DECEMBER 31
                                        1997       1996
                                       ------     ------
Net income           As reported       $6,762     $6,865
(In thousands)       Pro forma          6,479      6,640

Basic earnings       As reported          .98       1.00
per share            Pro forma            .94        .97

Diluted earnings     As reported          .96        .98
per share            Pro forma            .92        .95


To determine the above pro forma amounts, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: dividend yield of 2.4% for all years; expected volatility of 62.3% for all years; risk-free interest rates of 6.0% for all years; and expected lives of two through nine years for the various plans.

Bancshares has a 1986 Qualified Incentive Stock Option Plan which could have granted 375,000 shares of common stock to its key employees. The exercise price of each option was the market price of Bancshares' common stock on the date of the grant. Options vest in equal annual installments on each of the next five anniversaries of the date of grant and expire ten years from date of grant. At December 31, 1997, this plan had expired and no additional options are available for grant under the plan.

Bancshares has a 1989 Nonqualified Stock Option Plan which could have granted 63,418 shares of common stock to the directors of a corporation acquired by Bancshares. All options granted under this plan were vested and have been exercised. At December 31, 1997, this plan had expired and no additional options are available for grant under the plan.

Bancshares has a 1989 Nonqualified Employee Stock Option Plan which could have granted 77,385 shares of common stock to key employees of a corporation acquired by Bancshares. The exercise price of each option was $9.69. All of the options are fully vested and expire ten years from the date of grant. At December 31, 1997, no additional options are available for grant under the plan.

Bancshares has a 1990 Qualified Incentive Stock Option Plan which could have granted 63,430 shares of common stock to key employees of a corporation acquired by Bancshares. The exercise price of each option was $5.81. All of the options are fully vested and expire ten years from the date of grant. At December 31, 1997, no additional options are available for grant under the plan.

Bancshares has a 1994 Nonqualified Stock Option Plan which may grant 125,000 shares of common stock to the Directors of Bancshares. The exercise price of each option is the market price of Bancshares' common stock on the date of grant. Options vest immediately and expire five years from the date of grant.

Bancshares has a 1996 Qualified Incentive Stock Option Plan which may grant 250,000 shares of common stock to its key employees. The exercise price of each option is the market price of Bancshares' common stock on the date of grant. Options vest in equal annual installments on each of the next five anniversaries of the date of grant and expire ten years from the date of grant.

At December 31, 1997, Bancshares had warrants outstanding to purchase 37,838 shares of its common stock. These warrants were issued to organizers and founders of a corporation acquired by Bancshares, are immediately exercisable at $9.69 per share, and expire on April 16, 2000.

The following table summarizes information about outstanding and exercisable stock options and warrants at December 31, 1997:

                        WEIGHTED
                        AVERAGE
EXERCISE   NUMBER       REMAINING   NUMBER
 PRICE   OUTSTANDING      LIFE    EXERCISABLE
-------- -----------    --------- -----------
$ 5.81     14,439         2.7        14,439
  8.96     45,940         4.4        45,940
  9.69     88,469         1.9        88,469
 12.16     57,505         5.3        46,885
 14.40     50,631         7.4        20,636
 15.20      4,000         2.3         4,000
 15.60      4,500         1.3         4,500
 16.00     57,194         6.4        34,704
 16.25     41,450         7.8        12,450
 19.00     36,250         9.4             0
 19.25      5,500         4.7         5,500
          -------                   -------
          405,878                   277,523
          =======                   =======

A summary of the status of Bancshares stock based compensation plans and warrants as of December 31, 1997 and 1996 and changes during the years then ended is presented below:


                                  1997                      1996
                           ----------------------    ---------------------
                                        WEIGHTED                  WEIGHTED
                                        AVERAGE                   AVERAGE
                                        EXERCISE                  EXERCISE
                           SHARES         PRICE      SHARES        PRICE
                           -------      --------     -------      --------
Outstanding at beginning
  of year ..............   417,216        $12        420,750        $12
Granted ................    44,250         19         44,250         16
Exercised ..............   (47,215)         9        (38,697)         7
Forfeited ..............    (6,373)        16              0
Expired ................    (2,000)        16         (9,087)        15
                           -------                   -------
Outstanding at end
  of year ..............   405,878         13        417,216         12
                           =======                   =======
Options exercisable
  at end of year .......   277,523         12        241,081         11
                           =======                   =======

NOTE 18 - LSB BANCSHARES, INC. (PARENT COMPANY)

"The parent company's condensed balance sheets as of December 31, 1997 and 1996, and the related condensed statements of income and cash flows for the years ended December 31, 1997, 1996 and 1995, are as follows (In thousands):

CONDENSED BALANCE SHEETS


                                               DECEMBER 31
                                            1997          1996
                                           -------       -------
Assets:
  Cash ................................    $   238       $   138
  Investment in wholly-owned
    subsidiary ........................     66,735        51,215
  Other assets ........................        806           694
                                           -------       -------
    Total assets ......................    $67,779       $52,047
                                           =======       =======

Liabilities and Shareholders equity:

  Other liabilities ...................    $   426       $   362
  Shareholders equity .................     67,353        51,685
                                           -------       -------
    Total liabilities and

      Shareholders equity .............    $67,779       $52,047
                                           =======       =======

CONDENSED STATEMENTS OF INCOME

                                      YEARS ENDED DECEMBER 31
                                  1997        1996         1995
                                ------       ------       ------
Dividends from subsidiary ...   $2,787       $2,230       $2,060
                                ------       ------       ------
Professional fees ...........        0           10          174
Other operating expense .....      131           78          164
                                ------       ------       ------
                                   131           88          338
                                ------       ------       ------
Income before equity in
  earnings of subsidiary ....    2,656        2,142        1,722
Equity in earnings
  of subsidiary .............    4,106        3,697        3,060
                                ------       ------       ------
Net income ..................   $6,762       $5,839       $4,782
                                ======       ======       ======


CONDENSED STATEMENTS OF CASH FLOWS

                                                YEARS ENDED DECEMBER 31
                                           1997            1996           1995
                                          -------        -------        -------
Cash Flow From Operating
 Activities:
Net income ...........................    $ 6,762        $ 5,839        $ 4,782
Adjustments to reconcile net income
  to net cash:
  Increase in investment in wholly-
  owned subsidiary ...................     (4,106)        (3,697)        (3,060)
                                          -------        -------        -------

Net cash provided by operating
  activities .........................      2,656          2,142          1,722
                                          -------        -------        -------

Cash Flow From Investing
  Activities:

Increase in other assets .............       (112)           (57)          (131)
                                          -------        -------        -------
Cash Flow From Financing
  Activities:

Sale of capital stock ................        203            219            289

Dividends paid .......................     (2,712)        (2,158)        (2,061)
Increase (decrease) in other
  liabilities ........................         65            (62)            83
                                          -------        -------        -------
Net cash used by financing
  activities .........................     (2,444)        (2,001)        (1,689)
                                          -------        -------        -------
Increase (decrease) in cash ..........        100             84            (98)

Cash at beginning of years ...........        138             54            152
                                          -------        -------        -------
Cash at end of years .................    $   238        $   138        $    54
                                          =======        =======        =======

NOTE 19 - SUBSEQUENT EVENT

On January 13, 1998, Bancshares declared a five-for-four stock split to be paid on February 16, 1998 to shareholders of record on February 2, 1998.

STOCK AND DIVIDEND INFORMATION
LSB Bancshares, Inc.'s common stock is traded on the NASDAQ National Market under the symbol LXBK. The following table shows the high, low and closing sales prices reported on the NASDAQ National Market and cash dividends declared per share for the indicated periods.


                                            PRICES                  CASH
                                  --------------------------   DIVIDENDS
1997                                HIGH     LOW       CLOSE    DECLARED
------------------------------------------------------------------------
First Quarter...................  $20.75    $18.00    $20.00         .11
Second Quarter..................   21.00     19.00     19.75         .11
Third Quarter...................   21.50     19.50     20.50         .11
Fourth Quarter..................   31.00     21.25     26.00         .11


1996
------------------------------------------------------------------------
First Quarter...................  $15.75    $15.25    $16.13         .10
Second Quarter..................   17.00     15.00     15.75         .10
Third Quarter...................   16.75     15.00     15.25         .10
Fourth Quarter..................   20.75     14.75     19.50         .10

STATEMENT OF MANAGEMENT RESPONSIBILITY

The management of LSB Bancshares, Inc. and subsidiaries is responsible for the preparation of financial statements, related financial data and other information in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles and include amounts that are based on management's estimates and judgment where appropriate. Other information in the annual report is consistent with that contained in the financial statements. In fulfilling its responsibility for the integrity and fairness of these statements and information, management relies on the accounting system and related internal control structures that are designed to provide reasonable assurances that transactions are authorized and recorded in accordance with established procedures, assets are safeguarded, and proper and reliable records are maintained.

The Corporation maintains a professional staff of internal auditors who independently assess the effectiveness of the internal controls and recommend possible improvements thereto. The Audit Committee of the Board of Directors is composed solely of outside directors who are responsible for overseeing the accounting policies employed by management and that the system of internal controls is adequately reviewed and maintained. The independent auditors, internal auditors and banking regulators have direct access to the Audit Committee with or without management present.

The financial statements have been audited by Turlington and Company, L.L.P., independent auditors, who render an independent professional opinion on management's financial statements. Their report expresses an opinion as to the fairness of the financial position and results of operations of LSB Bancshares, Inc. and subsidiaries based on their audit conducted in accordance with generally accepted auditing standards.


LSB Bancshares, Inc.
January 31, 1998



INDEPENDENT AUDITORS REPORT

To The Board of Directors and Shareholders
LSB Bancshares, Inc.
Lexington, North Carolina


We have audited the accompanying consolidated balance sheets of LSB Bancshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

The consolidated balance sheet as of December 31, 1996, and the related statements of income, changes in shareholders' equity, and cash flows for each of the years ended December 31, 1996 and 1995, have been restated to reflect the pooling of interests with Old North State Bank as described in Note 14 to the consolidated financial statements. We did not audit the 1996 or 1995 financial statements of Old North State Bank, which statements reflect total assets of $130,244,607 as of December 31, 1996, and total revenues of $10,610,397 and $4,637,117 for the years ended December 31, 1996 and 1995, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Old North State Bank as of December 31, 1996 and 1995, and for the years then ended, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of LSB Bancshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations, and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


Turlington and Company, L.L.P.
Lexington, North Carolina
January 31, 1998

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                  LSB BANCSHARES, INC.

                                             By      /s/ Robert F. Lowe
                                               --------------------------------
                                                    Robert F. Lowe, President

     Date: February 10, 1998



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                     CAPACITY                      DATE
/s/ Robert F. Lowe            President and Director        February 10, 1998
---------------------------   (Principal Executive
Robert F. Lowe                Officer)


/s/ Monty J. Oliver           Secretary and Treasurer       February 10, 1998
---------------------------   (Principal Financial
Monty J. Oliver               Officer and Principal
                              Accounting Officer)


/s/ Michael S. Albert         Director                      February 10, 1998
---------------------------
Michael S. Albert


/s/ Peggy B. Barnhardt        Director                      February 10, 1998
---------------------------
Peggy B. Barnhardt


/s/ Leonard H. Beck           Director                      February 10, 1998
---------------------------
Leonard H. Beck


/s/ Margaret Lee W. Crowell   Director                      February 10, 1998
---------------------------
Margaret Lee W. Crowell


                              Director                      February 10, 1998
---------------------------
Marvin D. Gentry


/s/ Samuel R. Harris          Director                      February 10, 1998
---------------------------
Samuel R. Harris


/s/ Walter A. Hill, Sr.       Director                      February 10, 1998
---------------------------
Walter A. Hill, Sr.


/s/ David A. Smith            Director                      February 10, 1998
---------------------------
David A. Smith


/s/ Robert B. Smith, Jr.      Director                      February 10, 1998
---------------------------
Robert B. Smith, Jr.


SIGNATURE                     CAPACITY                      DATE
/s/ Burr W. Sullivan          Director                      February 10, 1998
---------------------------
Burr W. Sullivan


/s/ Roberts E. Timberlake     Director                      February 10, 1998
---------------------------
Roberts E. Timberlake


/s/ Lloyd G. Walter, Jr.      Director                      February 10, 1998
---------------------------
Lloyd G. Walter, Jr.


/s/ Julius S. Young, Jr.      Director                      February 10, 1998
---------------------------
Julius S. Young, Jr.