Form 10-Q
period 1998-03-31
LSB BANCSHARES INC /NC/
filed 1998-05-11
CIK 714530

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1998

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

         The number of shares outstanding as of March 31, 1998 was 8,692,580.

                              LSB BANCSHARES, INC.

                                    FORM 10-Q

                                      INDEX


Part I.  Financial Information

Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  March 31, 1998 and 1997, December 31, 1997

                  Consolidated Statements of Income
                  Three Months Ended March 31,1998 and 1997

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1998 and 1997

                  Notes to Consolidated Financial Statements
                  Three Months Ended March 31, 1998 and 1997

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Item 10. Material Contracts

Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

LSB Bancshares, Inc.
Consolidated Balance Sheets
(In Thousands)

                                                              March 31         December 31          March 31
                                                                1998               1997               1997
                                                             ---------          ---------          ---------
ASSETS
Cash and Due from Banks                                      $  26,782          $  25,368          $  21,010
Interest-Bearing Bank Balances                                  13,053             12,127                480
Federal Funds Sold                                              48,905             60,340             37,925
Investment Securities:
  Held to Maturity, M/V $53,104, $56,209 and $61,840            51,717             54,891             65,422
  Available for Sale, at M/V                                    81,291             50,725             57,920
Loans                                                          401,639            396,991            369,306
Less, Reserve for Loan Losses                                   (4,679)            (4,601)            (4,112)
                                                             ---------          ---------          ---------
     Net Loans                                                 396,960            392,390            365,194
Premises and Equipment                                          11,269             11,261             11,166
Other Assets                                                     9,650              9,163              9,844
                                                             ---------          ---------          ---------
     TOTAL ASSETS                                            $ 639,627          $ 616,265          $ 568,961
                                                             =========          =========          =========

LIABILITIES
Deposits:
 Demand                                                      $  64,448          $  67,256          $  56,360
 Savings, NOW and Money Market Accounts                        235,346            227,239            198,346
 Certificates of Deposit of less than $100,000                 160,630            154,566            152,841
 Certificates of Deposit of $100,000 or more                    65,221             53,964             66,871
                                                             ---------          ---------          ---------
     Total Deposits                                            525,645            503,025            474,418
Securities Sold Under Agreements to Repurchase                   6,307              8,263              5,463
Borrowings from the Federal Home Loan Bank                      32,633             33,758             20,350
Other Liabilities                                                6,598              3,692              4,599
                                                             ---------          ---------          ---------
     Total Liabilities                                         571,183            548,738            504,830
                                                             ---------          ---------          ---------
SHAREHOLDERS' EQUITY
Capital Stock:  Common, authorized 10,000,000
   shares, Par Value $5, issued 8,692,580 shares
   in 1998 and 8,667,426 and 8,622,481 shares
   in 1997                                                      43,463             34,665             34,443
Paid-In Capital                                                 14,840             14,772             14,673
Retained Earnings                                               10,097             17,916             15,416
Accumulated Other Comprehensive Income                              44                174               (401)
                                                             ---------          ---------          ---------
     Total Shareholders' Equity                                 68,444             67,527             64,131
                                                             ---------          ---------          ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 639,627          $ 616,265          $ 568,961
                                                             =========          =========          =========

Memorandum:  Standby Letters of Credit                       $   2,221          $   2,221          $   2,299

LSB Bancshares, Inc.
Consolidated Statements of Income
(In Thousands Except Share Data and Note)

                                                                    Three Months Ended
                                                                          March 31
                                                                  1998                1997
                                                               ----------         -----------
INTEREST INCOME
 Interest and Fees on Loans                                    $    9,317         $     8,406
 Interest on Investment Securities:
   Taxable                                                          1,268               1,350
   Tax Exempt                                                         466                 463
 Federal Home Loan Bank                                               145                  57
 Federal Funds Sold                                                   721                 485
                                                               ----------         -----------
     Total Interest Income                                         11,917              10,761
                                                               ----------         -----------

INTEREST EXPENSE
 Deposits                                                           4,766               4,212
 Securities Sold Under Agreements to                                   57                  49
 Repurchase Borrowings from the Federal Home Loan Bank                467                 282
                                                               ----------         -----------
     Total Interest Expense                                         5,290               4,543
                                                               ----------         -----------

NET INTEREST INCOME                                                 6,627               6,218
 Provision for Loan Losses                                            165                 118
                                                               ----------         -----------
 Net Interest Income After Provision
  for Loan Losses                                                   6,462               6,100
                                                               ----------         -----------

NONINTEREST INCOME
 Service Charges on Deposit Accounts                                  606                 636
 Gains on Sales of Mortgages                                           52                  44
 Losses on Sales of Investment Securities                               0                 (29)
 Other Operating Income                                               838                 655
                                                               ----------         -----------
     Total Noninterest Income                                       1,496               1,306
                                                               ----------         -----------

NONINTEREST EXPENSE
 Personnel Expense                                                  2,873               2,569
 Occupancy Expense                                                    321                 329
 Equipment Depreciation and Maintenance                               297                 265
 Other Operating Expense                                            1,794               1,330
 Merger-Related Costs                                                 160                   0
                                                               ----------         -----------
     Total Noninterest Expense                                      5,445               4,493
                                                               ----------         -----------
 Income Before Income Taxes                                         2,513               2,913
 Income Taxes                                                         776                 901
                                                               ----------         -----------
NET INCOME                                                     $    1,737         $     2,012
                                                               ==========         ===========

Earnings Per Share:
     Basic                                                     $      .20         $       .23
     Diluted                                                   $      .20         $       .23
Weighted Average Shares Outstanding:
     Basic                                                      8,681,462           8,622,481
     Diluted                                                    8,904,273           8,830,042



Note: On January 13, 1998, LSB Bancshares, Inc. declared a five-for-four stock split to be paid on February 16, 1998 to shareholders of record on February 2, 1998.

LSB Bancshares, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

                                                                         Three Months Ended
                                                                              March 31
                                                                       1998              1997
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                        $  1,737          $  2,012

  Adjustments to reconcile net income to net cash:
    Depreciation and amortization                                        304               278
    Securities premium amortization and
     discount accretion, net                                             (48)               (4)
    (Increase) decrease in loans held for sale                        (1,322)              633
    Deferred income taxes                                                 83              (163)
    Income taxes payable                                                 661               947
    (Increase) decrease in income earned
     but not received                                                   (485)             (291)
    Increase (decrease)in interest accrued
     but not paid                                                        245               (29)
    Provision for loan losses                                            165               118
    Gain on sale of investment securities                                  0                29
    Gain on sale of premise and equipment                                 (8)               (5)
      Net cash provided by operating activities                        1,332             3,525


CASH FLOW FROM INVESTING ACTIVITIES
  Purchases of securities held to maturity                            (1,911)                0
  Proceeds from maturities of securities held to maturity              5,102             5,720
  Proceeds from sales of securities held to maturity                       0                 0
  Purchases of securities available for sale                         (32,028)           (6,385)
  Proceeds from maturities of securities available for sale            1,280             3,023
  Proceeds from sales of securities available for sale                     0             1,891
  Net (increase) decrease in loans made to customers                  (3,414)          (14,051)
  Purchases of premises and equipment                                   (325)             (192)
  Proceeds from sale of premises and equipment                            22                16
  Net (increase) decrease in Federal Funds sold                       11,435           (11,205)
  (Increase) decrease in other assets                                     (3)             (473)
     Net cash used by investing activities                           (19,842)          (21,656)

CASH FLOW FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits,
   NOW, money market and savings accounts                              5,300            (2,748)
  Net increase (decrease) in time deposits                            17,321            12,071
  Net increase (decrease) in securities
   sold under agreements to repurchase                                (1,956)             (647)
  Proceeds from issuance of long-term debt                                 0              7200
  Payments on long-term debt                                          (1,125)             (925)
  Dividends paid                                                        (884)             (594)
  Net increase (decrease) in other liabilities                         2,000                22
  Common stock Issued                                                    193                 9
     Net cash provided by financing activities                        20,849            14,344
Increase (decrease) in cash                                            2,339            (3,787)
Cash at the beginning of the period                                   37,496            25,020
Cash at end of period                                               $ 38,835          $ 21,233


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the years for:
    Interest                                                        $  5,408          $  4,572
    Income Taxes                                                           1               122

SUPPLEMENTAL DISCLOSURES
  Transfer of loans to other real estate owned                      $     63          $     56
  Unrealized losses on securities available for sale:
     Increase (decrease) in securities available for sale           $    213          $    462
     Increase (decrease) in deferred taxes                                83               168
     Increase (decrease) in shareholders' equity                         130               294


                              LSB Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                   Three Months Ended March 31, 1998 and 1997

Note 1.  Basis of Presentation

         The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         The accompanying unaudited Consolidated Financial Statements include the accounts of LSB Bancshares, Inc., (the Corporation) and its wholly-owned subsidiary Lexington State Bank (the Bank) and the Bank's wholly-owned subsidiaries Peoples Finance Company of Lexington, Inc. and LSB Financial Services, Inc.

         For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1997.

Note 2.  Investment Securities

         Investment securities totaling $88,745,000 and $66,442,000 as of March 31, 1998 and 1997, were pledged to secure public deposits as required by law. The following is a summary of the securities portfolios by major classifications:


                                                                  March 31, 1998
                                                                                        Approximate
                                              Amortized      Unrealized     Unrealized     Market
                                                 Cost           Gains         Losses       Value

                                                                  (in thousands)
Securities held to maturity:
U.S. Treasury and other U.S. government
  agency obligations                            $19,005         $  137         $103         $19,039
State, county and municipal securities           32,712          1,381           11          34,082
Federal Home Loan Bank stock
    Total securities available for sale         $51,717         $1,518         $114         $53,121


                                                                                        Approximate
                                              Amortized      Unrealized     Unrealized     Market
                                                 Cost           Gains         Losses       Value

                                                                  (in thousands)
Securities available for sale:
U.S. Treasury and other U.S. government
  agency obligations                            $78,195         $  217         $177         $78,235
State, county and municipal securities              855             32            0             887
Federal Home Loan Bank stock                      2,169              0            0           2,169
    Total securities available for sale         $81,219         $  249         $177         $81,291

                                                                December 31, 1997
                                                                                        Approximate
                                              Amortized      Unrealized     Unrealized     Market
                                                 Cost           Gains         Losses       Value

                                                                  (in thousands)
Securities held to maturity:
U.S. Treasury and other U.S. government
  agency obligations                            $24,004         $    0         $ 5         $23,999
State, county and municipal securities           30,887          1,323           0          32,210
Federal Home Loan Bank stock
    Total securities available for sale         $54,891         $1,323         $ 5         $56,209


                                                                                        Approximate
                                              Amortized      Unrealized     Unrealized     Market
                                                 Cost           Gains         Losses       Value

                                                                  (in thousands)
Securities available for sale:
U.S. Treasury and other U.S. government
  agency obligations                            $47,172         $  284         $26         $47,430
State, county and municipal securities              856             26           0             882
Federal Home Loan Bank stock                      2,413              0           0           2,413
    Total securities available for sale         $50,441         $  310         $26         $50,725





Note 3.  Loans (Table In Thousands)

         A summary of consolidated loans follows:

                                                               March 31
                                                         1998             1997
                                                       --------         --------
          Commercial,financial, & agricultural         $ 92,078         $ 98,975
          Real estate - construction                     13,624           11,341
          Real estate - mortgage                        219,562          187,239
          Installment loans to individuals               61,600           60,741
          Lease financing                                   767              660
          Other                                          14,008           10,350
                                                       --------         --------
          Total loans, net of unearned income          $401,639         $369,306

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

         At March 31, 1998, the total investment in loans that are considered impaired under SFAS 14 was $2,468,000. There were no nonaccrual loans. A related valuation allowance of $276,000 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended March 31, 1997 was approximately $2,446,000.

Note 4.  Reserve for Loan Losses
         (In Thousands)

         The following sets forth the analysis of the consolidated reserve for loan losses:

                                                    Three Months Ended
                                                           March 31
                                                    1998             1997
                                                  -------          -------
         Balances at beginning of periods         $ 4,601          $ 4,075
         Provision for loan losses                    165              118
         Recoveries of amounts previously
             charged off                               44               56
         Loan losses                                 (131)            (137)
                                                  -------          -------
         Balances at end of periods               $ 4,679          $ 4,112






Note 5.  Stock Split

         In January of 1998, the Board of Directors of Bancshares declared a five-for-four stock split payable February 16, 1998. All previously reported per share amounts have been restated to reflect this stock split.

Note 6.  Other Accounting Changes

         As of January, 1998, Bancshares adopted Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 established standards for computing and presenting earnings per share ("EPS"). SFAS 128 requires a presentation of both basic earnings per share and diluted earnings per share on the face of income statements. After the effective date of the Statement, all prior-period EPS data presented must be restated to conform with the provisions of SFAS 128. Adoption of SFAS 128 by Bancshares has no material effect on its financial position and operating results.

         As of January, 1998, Bancshares adopted Financial Accounting Standards No. 129("SFAS 129"), "Disclosure of Information about Capital Structure". SFAS 129 requires that information about an entity's capital structure be disclosed in three separate categories of securities, liquidation preference of preferred stock and redeemable stock. Further, SFAS 129 specifies that the entity shall provide within its financial statements a summary explanation of the pertinent rights and privileges of the various securities that are outstanding. All shares of Bancshares' capital stock represent voting shares and dividends on the capital stock are paid at the discretion of the Board of Directors. At its Annual Meeting, shareholders of Bancshares approved the issuance of up to ten million shares of preferred stock, par value of $.01 per share, in one or more series, on terms and conditions to be established by the Board of Directors from time to time. None of these shares have been issued, nor have conditions been established under which the shares would be issued.

         Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting of Comprehensive Income", is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires entities to report comprehensive income in their basic financial statements. SFAS 130 must be adopted as of the beginning of the fiscal year with any prior period financial statements presented for comparative purposes to be reclassified to reflect the provisions of the Statement. Bancshares adopted SFAS 130 as of January 1, 1998 and presents it in the statement of changes in equity. No material effect on its financial position and operating results is anticipated.

         Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997. SFAS 131 requires entities to report certain information about their operating segments in a complete set of financial statements to shareholders and further requires that certain entity-wide information about products and services, activities in different geographic areas, and reliance on major customers to be disclosed. Bancshares operates in a single-industry segment and does not meet any of the threshold requirements of SFAS 131.

         In May 1997, the Federal Financial Institutions Examination Council (FFIEC) issued an Interagency Statement "Year 2000 Project Management Awareness" to emphasize the critical issues that need to be addressed to implement an effective Year 2000 project management plan. The FFIEC Statement identifies five phases of the Year 2000 project management process. Bancshares has acknowledged the importance of this issue and established a Year 2000 Project Team (Y2K) to ensure that it will be Year 2000 compliant. The Y2K Team consists of senior officers within the company's operations area, information systems area, audit department, corporate area and senior management of Bancshares. Senior management, with Board of Directors' approval and oversight, establishes the commitment of resources and prioritization. Software programs from the National Software Testing Laboratories (NSTL) are utilized to test all personal computers and computer servers for compliance. Data processing of Bancshares is through FiServ in an RJE environment. As such, the bank will participate with FiServ in Year 2000 testing. Third party audits will be requested from all major vendors and suppliers to assist in determining their ability to be Year 2000 compliant. The Y2K Team will also conduct due diligence inquiries concerning Y2K readiness and implement appropriate internal testing and verification of vendor's products and services. Bancshares' Y2K Plan incorporates the development of contingency plans for all mission critical vendor applications should the vendor not complete its conversion efforts on time. The timetable for completing the Y2K project plan is the fourth quarter of 1998. Bancshares estimates the cost to remedy its Year 2000 issues at $100,000 to $150,000 and that it will not have a material effect of its financial position or operating results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Three Months Ended March 31, 1998 Compared to Three Months Ended March
         31. 1997

Net Interest Income

         The primary source of earnings for the Corporation is net interest income, which represents the dollar amount by which interest generated by earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.

         Total interest income of $11,917,000 for the first quarter of 1998 was up $1,156,000 or 10.7% compared to $10,761,000 for the first quarter of 1997. Total interest expense for the same period increased $747,000 or 16.4%. These results produced net interest income of $6,627,000 for the first quarter of 1998, for a gain of $409,000 or 6.6% compared to $6,218,000 for the first quarter of 1997. Gain in net interest income during the first quarter of 1998 slowed in part due to a slowing in the growth in Bancshares' loan portfolio. Loans constitute the largest group of earning assets and therefore generate the majority of Bancshares' interest income. Loan demand has remained strong during the first quarter of 1998 with more loans being sold directly into the secondary market. For the period ended March 31, 1998, loans increased $32,333,000 or 8.8% over March 31, 1997 and $4,648,000 or 1.2% over
         December 31, 1997. Deposits for the same period were up $51,227,000 or 10.8% compared to March 31, 1997 and $22,620,000 or 4.5% compared to December 31, 1997.

Noninterest Income and Expense

         Noninterest income for the first quarter of 1998 was up $190,000 or 14.5% compared to the first quarter of 1997. Fee income related to service charges on deposit accounts for the first quarter of 1998 decreased $30,000 or 4.7% compared to the first quarter of 1997. This is primarily due to lower fee income from return check charges during the first quarter of 1998 and a loss of fee income following product consolidation resulting from the recent merger of Old North State Bank. Other operating income for the first quarter of 1998 was up $183,000 or 27.9% compared to the first quarter of 1997. This increase is primarily attributable to fee income generated from Bancshares' financial services subsidiary. Commissions generated from the sale of mutual funds, annuities and equities increased $100,000 or 110.5% during the first quarter of 1998 compared to the first quarter of 1997.

         Noninterest expense for the first quarter of 1998 increased $952,000 or 21.2% compared to the first quarter of 1997. Personnel expense for the first quarter of 1998, comprised of salaries and fringe benefits, was up $304,000 or 11.8% over the first quarter of 1997. To a great extent this is due to the consolidation of staff and benefits resulting from the merger of Old North State Bank during the fourth quarter of 1997. Occupancy expense for the first quarter of 1998 actually dropped $8,000 compared to the same period a year ago. Equipment depreciation and maintenance expense for the same period increased $32,000 or 12.1%. Other operating expense for the first quarter of 1998 increased $464,000 or 34.9% compared to the first quarter of 1997. Of this amount, increases in bank operating expenses produced the largest gain of $397,000, with the bank's two subsidiaries experiencing a total increase of $60,000. The final merger costs of $160,000 related to the Old North State Bank acquisition were expensed during the first quarter of 1998.

Asset Quality and Provision for Loan Losses

         The reserve for loan losses was $4,679,000 or 1.16% of loans outstanding at March 31, 1998 compared to $4,601,000 or 1.16% of loans outstanding at December 31, 1997 and $4,112,000 or 1.11% at March 31, 1997. Nonperforming loans totaled $1,689,000 or .42% of loans outstanding at March 31, 1998 compared to $2,155,000 or .54% of loans outstanding at December 31, 1997, and $2,123,000 or .57% of loans outstanding at March 31, 1997. Nonperforming loans include nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. At March 31, 1998, the Bank had $226,000 in restructured loans, $1,129,000 in other real estate and no nonaccrual loans. Accruing loans past due 90 days or more were $334,000 at March 31, 1998 compared to $334,000 at December 31, 1997 and $393,000 at March 31, 1997. The
         accrual of interest generally discontinues on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At March 31, 1998, the reserve for loan losses was 2.77 times the nonperforming loans, compared to 2.14 times at December 31, 1997 and 1.94 times nonperforming loans at March 31, 1997.

         In the opinion of management, all loans where serious doubts exist as to the ability of borrowers to comply with the present repayment terms have been included in the schedule presented.

         Responsibility for market risk management resides with the Asset/Liability Management Committee ("ALCO"). The ALCO Committee monitors market conditions, interest rate trends and the economic environment in its decision-making process. Based upon its view of existing and expected market conditions, balance sheet strategies will be adopted to optimize net interest income while minimizing the risk associated with unanticipated changes in interest rates.

         The provision for loan and lease losses for the first quarter of 1998 was $165,000 compared to $118,000 in 1997. Net charge-offs amounted to $87,000, or .02% or average loans outstanding, on an annualized basis, during the first three months of 1998 compared to $81,000, or .02% of average loans outstanding, on an annualized basis, for the comparable period of 1997. The increase in the provision is more reflective of increased loans outstanding than charge-offs which were nearly the same in the quarters being compared.

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


                             ASSET QUALITY ANALYSIS

                                                         3/31/98          12/31/97           3/31/97

RESERVE FOR LOAN LOSSES
         Beginning balance                               $ 4,601           $ 4,075           $ 4,075
         Provision for loan losses                           165               785               118
         Net charge-offs                                     (87)             (259)              (81)
         Ending balance                                    4,679             4,601             4,112

RISK ASSETS
         Nonaccrual loans                                $     0           $   127           $   572
         Foreclosed real estate                            1,129             1,192               902
         Restructured loans                                  226               502               256
         Loans 90 days or more past due and
           still accruing                                    334               334               393
         Total risk assets                                 1,689             2,155             2,123

Nonaccrual loans as a percentage of total loans                0%              .03%              .15%
Nonperforming assets as a percentage of:
         Total assets                                        .26               .35               .37
         Loans plus foreclosed property                      .42               .54               .57
Net charge-offs as a percentage of average loans             .02               .07               .02
Reserve for loan losses as a percentage of loans            1.16              1.16              1.11
Ratio of reserve for loan losses to:
         Net charge-offs                                   13.45X            17.76             12.69X
         Nonaccrual loans                                      0             36.23              7.19


Income Taxes

         Accrued taxes applicable to income for the three-month period ended March 31, 1998 was down $125,000 compared to the three-month period ended March 31, 1997. Pretax income for the first three months of 1998 of $2,513,000 was down $400,000 compared to $2,913,000 for the first three months of 1997. The decrease in accrued taxes for the first three months of 1998 is attributable to the lower operating income.

Capital Resources and Shareholders' Equity

         Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off-balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders' equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the reserve for loan losses and certain long-term debt. At March 31, 1998, based on these measures, Bancshares' had a Tier 1 capital ratio of 17.95% compared to the regulatory requirement of 4% and total capital ratio of 19.20% compared to an 8% regulatory requirement.

         Additional regulatory capital measures include the Tier 1 leverage ratio. The Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At March 31, 1998, Bancshares' Tier 1 leverage ratio was 10.81%.

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

         To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and liabilities. On March 31, 1998 the gap between interest-sensitive assets and interest-sensitive liabilities was a negative $114,224,000 or .74. Under current economic conditions, management believes that is an acceptable level.

         Asset/liability management also addresses liquidity positioning. Liquidity management is required in order to fund current and future extensions of credit, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. As such, it is related to interest rate sensitivity management, in that each is affected by maturing assets and liabilities. While interest sensitivity management is concerned with repricing intervals of assets and liabilities, liquidity management is concerned with the maturities of those respective balances. An appropriate liquidity position is further accomplished through deposit growth and access to sources of funds other than deposits, such as the federal funds market. Traditionally, LSB has been a seller of excess investable funds in the federal funds market and uses these funds as a part of its liquidity management. Details of cash flows for the three months ended March 31, 1998 and 1997 are provided in the Consolidated Statements of Cash Flows.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on April 15, 1998. Proxies were solicited in connection with the Annual Meeting in accordance with Regulation 14 under the Securities Exchange Act of 1934, as amended, pursuant to a Proxy Statement dated March 16, 1998, in the form as filed by the Company with the Securities and Exchange Commission on March 16, 1998.

         At the Annual Meeting, the shareholders of the Company (i) elected six members to the Company's Board of Directors, (ii) approved an amendment to the Articles of Incorporation of LSB Bancshares, Inc. to increase from 10,000,000 to 50,000,000 the number of shares of common stock that LSB Bancshares, Inc. shall have the authority to issue, (iii) approved an amendment to the Articles of Incorporation of LSB Bancshares, Inc. to authorize the issuance of up to 10,000,000 shares of preferred stock, par value $.01 per share, in one or more series, on terms and conditions to be established by the Board of Directors from time to time, (iv) ratified the appointment of Turlington and Company LLP to conduct the independent audit for the year 1998 and (v) voted against a shareholder proposal relating to minimum share ownership requirements for members of the Board of Directors of the Company, each as more fully described in the Proxy Statement. Of the 8,677,305 shares of the Company's common stock represented and entitled to vote at the Annual Meeting, the number of shares cast for, against and withheld, and the number of abstentions and broker non-votes, as to each proposal are set forth below:

         1.    Elections of Directors.

                                           For (Proxy)            Withheld
                                           -----------            --------
                  Michael S. Albert          6,000,413             34,755
                  Peggy B. Barnhardt         5,984,585             50,583
                  Marvin D. Gentry           6,006,089             29,079
                  Walter A. Hill, Sr.        5,988,185             46,983
                  Robert B. Smith, Jr.       6,006,084             29,084
                  Lloyd G. Walter, Jr.       6,002,439             32,729

         2. Amendment to the Articles of Incorporation of LSB Bancshares, Inc. to increase from 10,000,000 to 50,000,000 the number of shares of common stock that LSB Bancshares, Inc. shall have the authority to issue.

                      For          Against       Abstaining
                      ---          -------       ----------

                    5,569,989      444,791        20,388

         3. Amendment to the Articles of Incorporation of LSB Bancshares, Inc. to authorize the issuance of up to 10,000,000 shares of preferred stock, par value $.01 per share, in one or more series, on terms and conditions to be established by the Board of Directors from time to time.

                      For          Against       Abstaining        Non-Vote
                      ---          -------       ----------        --------

                   4,122,241       674,661         25,687         1,212,579

         4. Ratification of appointment of Turlington and Company LLP, CPA's, to conduct the independent audit for the year 1998.

                      For          Against       Abstaining
                      ---          -------       ----------

                   5,922,186        83,488        29,494

         5. Shareholder proposal by W. Robert Koontz relating to minimum share ownership requirements for Directors.

                      For          Against       Abstaining        Non-Vote
                      ---          -------       ----------        --------

                  1,458,911       2,929,892       433,785         1,212,579

Item 5.  Other Information

                  None


Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits.

                       27    Financial Data Schedule (for SEC use only).

Item 10.   Material Contracts


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Date May 11, 1998               LSB BANCSHARES. INC.
                                         --------------------
                                             (Registrant)



                                        /s/ Monty J. Oliver
                                        ------------------------------
                                        Monty J. Oliver
                                        Chief Financial Officer
                                        Principal Accounting Officer