Form 10-Q
period 1998-06-30
LSB BANCSHARES INC /NC/
filed 1998-08-12
CIK 714530

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1998

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

         The number of shares outstanding as of June 30, 1998 was 8,706,367.

                              LSB BANCSHARES, INC.

                                    FORM 10-Q

                                      INDEX


Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets
         June 30, 1998 and 1997, December 31, 1997

         Consolidated Statements of Income
         Three Months Ended June 30, 1998 and 1997
         Six Months Ended June 30, 1998 and 1997

         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1998 and 1997

         Notes to Consolidated Financial Statements
         Six Months Ended June 30, 1998 and 1997

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Part II. Other Information


Signatures

PART I.  FINANCIAL INFORMATION
Item 1.     Financial Statements

LSB Bancshares, Inc.
Consolidated Balance Sheets
(In Thousands)

                                                           June 30        December 31      June 30
                                                             1998            1997           1997
                                                          ---------       -----------     ---------
ASSETS
Cash and Due from Banks                                   $  23,811       $  25,368       $  25,803
Interest-Bearing Bank Balances                               24,129          12,127             397
Federal Funds Sold                                           25,755          60,340          48,300
Investment Securities:
  Held to Maturity, M/V $45,613, $56,209 and $63,754         44,248          54,891          62,843
  Available for Sale, at M/V                                 90,363          50,725          56,505
Loans                                                       414,783         396,991         380,332
Less, Reserve for Loan Losses                                (4,783)         (4,601)         (4,618)
                                                          ---------       ---------       ---------
     Net Loans                                              410,000         392,390         375,714
Premises and Equipment                                       11,553          11,261          11,207
Other Assets                                                  9,380           9,163           9,525
                                                          ---------       ---------       ---------
     TOTAL ASSETS                                         $ 639,239       $ 616,265       $ 590,294
                                                          =========       =========       =========

LIABILITIES
Deposits:
 Demand                                                   $  67,796       $  67,256       $  66,293
 Savings, NOW and Money Market Accounts                     229,665         227,239         209,651
 Certificates of Deposit of less than $100,000              162,533         154,566         156,841
 Certificates of Deposit of $100,000 or more                 64,536          53,964          56,336
                                                          ---------       ---------       ---------
  Total Deposits                                            524,530         503,025         489,121
Securities Sold Under Agreements to Repurchase               10,564           8,263           4,784
Borrowings from the Federal Home Loan Bank                   30,600          33,758          27,517
Other Liabilities                                             3,559           3,692           3,087
                                                          ---------       ---------       ---------
   Total Liabilities                                        569,253         548,738         524,509
                                                          ---------       ---------       ---------
SHAREHOLDERS' EQUITY
Capital Stock:  Common, authorized 50,000,000
   Shares, Par Value $5, issued 8,706,367 shares
   in 1998 and 8,667,426 and 8,624,119 shares
   in 1997                                                   43,532          34,665          34,451
Paid-In Capital                                              14,891          14,772          14,684
Retained Earnings                                            11,392          17,916          16,748
Accumulated Other Comprehensive Income                          171             174             (98)
                                                          ---------       ---------       ---------
   Total Shareholders' Equity                                69,986          67,527          65,785
                                                          ---------       ---------       ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 639,239       $ 616,265       $ 590,294
                                                          =========       =========       =========

Memorandum:  Standby Letters of Credit                    $   2,931       $   2,221       $   2,442

LSB Bancshares, Inc.
Consolidated Statements of Income
(In Thousands except Share Data and Note)

                                                          Three Months Ended             Six Months Ended
                                                              June 30                         June 30
                                                     --------------------------      ---------------------------
                                                        1998            1997            1998             1997
                                                     ----------      ----------      ----------      -----------
INTEREST INCOME
 Interest and Fees on Loans                          $    9,680      $    8,795      $   18,997      $    17,201
 Interest on Investment Securities:
   Taxable                                                1,448           1,348           2,716            2,698
   Tax Exempt                                               455             455             921              918
 Federal Home Loan Bank                                     339              63             484              120
 Federal Funds Sold                                         429             567           1,150            1,052
                                                     ----------      ----------      ----------      -----------
      Total Interest Income                              12,351          11,228          24,268           21,989
                                                     ----------      ----------      ----------      -----------

INTEREST EXPENSE
 Deposits                                                 4,925           4,381           9,691            8,593
 Securities Sold Under Agreements to Repurchase              70              41             127               90
 Borrowings from the Federal Home Loan Bank                 431             385             898              667
                                                     ----------      ----------      ----------      -----------
      Total Interest Expense                              5,426           4,807          10,716            9,350
                                                     ----------      ----------      ----------      -----------

NET INTEREST INCOME                                       6,925           6,421          13,552           12,639
 Provision for Loan Losses                                  175             190             340              308
                                                     ----------      ----------      ----------      -----------
 Net Interest Income After Provision
  for Loan Losses                                         6,750           6,231          13,212           12,331
                                                     ----------      ----------      ----------      -----------

NONINTEREST INCOME
 Service Charges on Deposit Accounts                        651             645           1,257            1,281
 Gains (Losses) on Sales of Mortgages                        78              33             130               77
 Other Operating Income                                     942             645           1,780            1,300
 Losses on Sales of Investment Securities                     0               0               0              (29)
                                                     ----------      ----------      ----------      -----------
      Total Noninterest Income                            1,671           1,323           3,167            2,629
                                                     ----------      ----------      ----------      -----------

NONINTEREST EXPENSE
 Personnel Expense                                        2,822           2,545           5,695            5,114
 Occupancy Expense                                          315             318             636              647
 Equipment Depreciation and Maintenance                     291             281             588              546
 Other Operating Expense                                  1,889           1,622           3,683            2,952
 Merger-Related Costs                                         0               0             160                0
                                                     ----------      ----------      ----------      -----------
      Total Noninterest Expense                           5,317           4,766          10,762            9,259
                                                     ----------      ----------      ----------      -----------
 Income Before Income Taxes                               3,104           2,788           5,617            5,701
 Income Taxes                                               935             862           1,711            1,763
                                                     ----------      ----------      ----------      -----------
NET INCOME                                           $    2,169      $    1,926      $    3,906      $     3,938
                                                     ==========      ==========      ==========      ===========

Earnings Per Share:
     Basic                                           $      .25      $      .22      $      .45      $       .46
     Diluted                                         $      .24      $      .22      $      .44      $       .45
Weighted Average Shares Outstanding:
     Basic                                            8,704,103       8,623,494       8,692,782        8,622,987
     Diluted                                          8,903,155       8,778,056       8,903,907        8,776,574


Note: On January 13, 1998, LSB Bancshares, Inc. declared a five-for-four stock split to be paid on February 16,1998 to shareholders of record on February 2, 1998.

LSB Bancshares, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

                                                                      Six Months Ended
                                                                         June 30
                                                                   1998           1997
                                                                 --------       --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                     $  3,906       $  3,938
  Adjustments to reconcile net income to net cash:
    Depreciation and amortization                                     609            573
    Securities premium amortization and
     discount accretion, net                                         (103)            (8)
    (Increase) decrease in loans held for sale                     (4,105)           486
    Deferred income taxes                                             115           (267)
    Income taxes payable                                             (199)            34
    (Increase) decrease in income earned
     but not received                                                (481)           (77)
    Increase (decrease)in interest accrued
     but not paid                                                     337             66
    Provision for loan losses                                         340            308
    Loss on sale of investment securities                               0             29
    Gain on sale of premise and equipment                               3             (6)
                                                                 --------       --------
      Net cash provided by operating activities                       422          5,076
                                                                 --------       --------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchases of securities held to maturity                         (3,284)             0
  Proceeds from maturities of securities held to maturity          13,955          8,303
  Proceeds from sales of securities held to maturity                    0              0
  Purchases of securities available for sale                      (44,010)        (6,385)
  Proceeds from maturities of securities available for sale         4,445          4,909
  Proceeds from sales of securities available for sale                  0          1,891
  Net (increase) decrease in loans made to customers              (13,846)       (24,942)
  Purchases of premises and equipment                                (934)          (546)
  Proceeds from sale of premises and equipment                         29             37
  Net (increase)decrease in Federal Funds sold                     34,585        (21,580)
  (Increase) decrease in other assets                                 151           (359)
                                                                 --------       --------
      Net cash used by investing activities                        (8,909)       (38,672)
                                                                 --------       --------

CASH FLOW FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits,
   NOW, money market and savings accounts                           2,967         18,669
  Net increase (decrease) in time deposits                         18,539          5,531
  Net increase (decrease) in securities                                 0              0
  Sold under agreements to repurchase                               2,300         (1,326)
  Proceeds from issuance of long-term debt                              0         17,200
  Payments on long-term debt                                       (3,158)        (3,758)
  Dividends paid                                                   (1,758)        (1,189)
  Net increase (decrease) in other liabilities                       (271)          (447)
  Proceeds from issuance of common stock                              313             29
                                                                 --------       --------
      Net cash provided by financing activities                    18,932         34,709
                                                                 --------       --------

Increase (decrease) in cash and cash equivalents                   10,445          1,113
Cash and cash equivalents at the beginning of the period           37,495         25,020
                                                                 --------       --------
Cash and cash equivalents at the end of the period               $ 47,940       $ 26,133
                                                                 ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the years for:
    Interest                                                     $ 10,379       $  9,284
    Income Taxes                                                    1,796          1,845

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS
  Transfer of loans to other real estate owned                   $     63       $     56
  Unrealized losses on securities available for sale:
     Change in securities available for sale                            3              9
     Change in deferred income taxes                                    1              3
     Change in shareholders' equity                                     2              6


                              LSB Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                     Six Months Ended June 30, 1998 and 1997

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

NOTE 2.  INVESTMENT SECURITIES

         The valuations of investment securities as of June 30, 1998 and December 31, 1997 were as follows (in thousands):

                                                             June 30, 1998
                                                                                  Approximate
                                             Amortized   Unrealized  Unrealized     Market
                                                Cost       Gains       Losses       Value
                                             ---------   ----------  ----------   -----------
Securities held to maturity:
U.S. Treasury and other U.S. government
  agency obligations                         $12,006      $   35      $    8      $12,033
State, county and municipal securities        32,242       1,371          33       33,580
                                             -------      ------      ------      -------

    Total securities held to maturity        $44,248      $1,406      $   41      $45,613
                                             =======      ======      ======      =======

                                                                                  Approximate
                                             Amortized   Unrealized  Unrealized     Market
                                                Cost       Gains       Losses       Value
                                             ---------   ----------  ----------   -----------
Securities available for sale:
U.S. Treasury and other U.S. government
  agency obligations                         $87,058      $  418      $  170      $87,306
State, county and municipal securities           855          33           0          888
Federal Home Loan Bank stock                   2,169           0           0        2,169
                                             -------      ------      ------      -------
    Total securities available for sale      $90,082      $  451      $  170      $90,363
                                             =======      ======      ======      =======


                                                           December 31, 1997
                                                                                   Approximate
                                             Amortized    Unrealized  Unrealized      Market
                                                Cost        Gains       Losses        Value
                                             ---------    ----------  ----------   -----------
Securities held to maturity:
U.S. Treasury and other U.S. government
  agency obligations                         $24,004      $    0      $     5      $23,999
State, county and municipal securities        30,887       1,323            0       32,210
                                             -------      ------      -------      -------
    Total securities held to maturity        $54,891      $1,323      $     5      $56,209
                                             =======      ======      =======      =======

                                                                                   Approximate
                                             Amortized    Unrealized  Unrealized      Market
                                                Cost        Gains       Losses        Value
                                             ---------    ----------  ----------   -----------
Securities available for sale:
U.S. Treasury and other U.S. government
  agency obligations                         $47,172      $  284      $    26      $47,430
State, county and municipal securities           856          26            0          882
Federal Home Loan Bank stock                   2,413           0            0        2,413
                                             -------      ------      -------      -------
    Total securities available for sale      $50,441      $  310      $    26      $50,725
                                             =======      ======      =======      =======


         No investment securities were sold for the period ended June 30, 1998. Securities with sales proceeds of $9,322,882 and amortized cost of $9,398,958 resulted in a net, realized loss of $76,076 for the period ended December 31, 1997.

         Investment securities with amortized cost of $87,181,580 and $83,028,436, as of June 30, 1998 and December 31, 1997, respectively, were pledged to secure public deposits and for other purposes.

NOTE 3. LOANS (Table in thousands)

        A summary of consolidated loans follows:

                                                           June 30
                                                      1998          1997
                                                    --------      --------
         Commercial, financial, & agricultural      $101,841      $ 97,652
         Real estate - construction                   16,011        12,238
         Real estate - mortgage                      219,602       196,582
         Installment loans to individuals             61,972        61,338
         Lease financing                                 757           657
         Other                                        14,600        11,865
                                                    --------      --------
         Total loans, net of unearned income        $414,783      $380,332

         As of January 1, 1995, the Corporation adopted SFAS 114 as amended by SFAS 118 for impaired loans. The statements subject all loans to impairment recognition except for large groups of smaller-balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Corporation generally considers loans to be impaired when future payments of principal and interest are in doubt. Included in impaired loans are loans that are consistently past due, loans 90 days or more past due and all nonaccrual loans. Interest income on impaired loans is recognized consistent with the Corporation's income recognition policy of daily accrual of income until the loan is determined to be uncollectible and placed in a nonaccrual status. For all impaired loans other than nonaccrual loans, interest income totaling $151,171 for the period was recorded on an accrual basis. Interest income on nonaccrual loans is recognized on a cash basis. The actual amount of interest income received from the loans for the period was $1,000. Interest income for the period on nonaccrual loans that would have been recorded in accordance with the original terms of the notes was $2,000. The adoption of SFAS 114 and SFAS 118 did not have a material effect on the Corporation's financial position or results of operations and required no increase to the reserve for loan and lease losses.

         At June 30, 1998, the total investment in loans that are considered impaired under SFAS 14 was $4,304,000. There were no nonaccrual loans. A related valuation allowance of $449,000 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended June 30, 1998 was approximately $3,699,000.

         At June 30, 1998, loans totaling $11,206,647 were held for sale stated at the lower of cost or market on an individual loan basis.

 NOTE 4. RESERVE FOR LOAN LOSSES (in thousands)

         The following sets forth the analysis of the consolidated reserve for loan losses:

                                                  Six Months Ended
                                                      June 30
                                                 1998         1997
                                               -------       -------
         Balances at beginning of periods      $ 4,601       $ 4,075
         Provision for loan losses                 340           308
         Recoveries of amounts previously
             charged off                            68           537
         Loan losses                              (226)         (302)
                                               -------       -------
         Balances at end of periods            $ 4,783       $ 4,618


NOTE 5.  STOCK SPLIT

         In January of 1998, the Board of Directors of the Corporation declared a five-for-four stock split payable February 16, 1998. All previously reported per share amounts have been restated to reflect this stock split.

NOTE 6.  OTHER ACCOUNTING CHANGES

         As of January, 1998, the Corporation adopted Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 established standards for computing and presenting earnings per share ("EPS"). SFAS 128 requires a presentation of both basic earnings per share and diluted earnings per share on the face of the income statements. After the effective date of the Statement, all prior-period EPS data presented must be restated to conform with the provisions of SFAS 128. Adoption of SFAS 128 by the Corporation has no material effect on its financial position and operating results.

         As of January, 1998, the Corporation adopted Financial Accounting Standards No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure". SFAS 129 requires that information about an entity's capital structure be disclosed in three separate categories of securities, liquidation preference of preferred stock and redeemable stock. Further, SFAS 129 specifies that the entity shall provide within its financial statements a summary explanation of the pertinent rights and privileges of the various securities that are outstanding. All shares of the Corporation's capital stock represent voting shares, and dividends on the capital stock are paid at the discretion of the Board of Directors. At its Annual Meeting, shareholders of the Corporation approved the issuance of up to ten million shares of preferred stock, par value of $.01 per share, in one or more series, on terms and conditions to be established by the Board of Directors from time to time.

         None of these shares have been issued, nor have conditions been established under which the shares would be issued.

         Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting of Comprehensive Income", is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires entities to report comprehensive income in their basic financial statements. SFAS 130 must be adopted as of the beginning of the fiscal year, with any prior period financial statements presented for comparative purposes to be reclassified to reflect the provisions of the Statement. The Corporation adopted SFAS 130 as of January 1, 1998 and presents it in the financial statements. No material effect on the financial position and operating results is anticipated.

         Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997. SFAS 131 requires entities to report certain information about their operating segments in a complete set of financial statements to shareholders and further requires that certain entity-wide information about products and services, activities in different geographic areas, and reliance on major customers, to be disclosed. The Corporation operates in a single-industry segment and does not meet any of the threshold requirements of SFAS 131.

         In May 1997, the Federal Financial Institutions Examination Council (FFIEC) issued an Interagency Statement "Year 2000 Project Management Awareness" to emphasize the critical issues that need to be addressed to implement an effective Year 2000 project management plan. The FFIEC Statement identifies five phases of the Year 2000 project management process. Bancshares has acknowledged the importance of this issue and established a Year 2000 Project Team (Y2K) to ensure that it will be Year 2000 compliant. The Y2K Team consists of senior officers within the company's operations area, information systems area, audit department, corporate area and senior management of Bancshares. Senior management, with Board of Directors' approval and oversight, establishes the commitment of resources and prioritization. Software programs from the National Software Testing Laboratories (NSTL) are utilized to test all personal computers and computer servers for compliance. Data processing of Bancshares is through FiServ in an RJE environment. As such, the bank will participate with FiServ in Year 2000 testing. Third party audits will be requested from all major vendors and suppliers to assist in determining their ability to be Year 2000 compliant. The Y2K Team will also conduct due diligence inquiries concerning Y2K readiness and implement appropriate internal testing and verification of vendor's products and services. Bancshares' Y2K Plan incorporates the development of contingency plans for all mission-critical vendor applications should the vendor not complete its conversion efforts on time. The timetable for completing the Y2K project plan is the fourth quarter of 1998. As of June 30, 1998, a cumulative total of $57,700 had been spent on the assessment of and corrective efforts for the Year 2000 Project. The Corporation estimates the total cost to remedy its Year 2000 issues at $100,000 to $150,000 and that it will not have a material effect on its financial position or operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Net Interest Income

         The primary source of earnings for the Corporation is net interest income, which represents the dollar amount by which interest generated by earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.

         Total interest income of $12,351,000 for the second quarter of 1998 was up $1,123,000 or 10.0% compared to $11,228,000 for the second quarter of 1997. Total interest expense for the same period increased $619,000 or 12.9%. These results produced net interest income of $6,925,000 for the second quarter of 1998, for a gain of $504,000 or 7.8% compared to $6,421,000 for the second quarter of 1997. Gain in net interest income during the second quarter of 1998 increased in part due to a stronger loan-to-deposit ratio. Loans constitute the largest group of earning assets and therefore generate the majority of Bancshares' interest income. Loan demand remained strong during the second quarter of 1998 with more loans being retained in Bancshares' portfolio. For the period ended June 30, 1998, loans increased $34,451,000 or 9.1% over June 30, 1997 and $17,792,000 or 4.5% over December 31, 1997. Deposits for the same period were up $35,409,000 or 7.2% compared to June 30, 1997 and $21,505,000 or 4.3% compared to December 31, 1997.

Noninterest Income and Expense

         Noninterest income for the second quarter of 1998 was up $348,000 or 26.3% compared to the first quarter of 1997. Fee income related to service charges on deposit accounts for the second quarter of 1998 was relatively unchanged from the second quarter of 1997. This is primarily due to lower fee income from return check charges in the first quarter of 1998 and a loss of fee income following product consolidation resulting from the recent merger of Old North State Bank. Gains on the sale of mortgage loans for the second quarter of 1998 increased $45,000 or 136.4% compared to the second quarter of 1997. Other operating income for the second quarter of 1998 was up $297,000 or 46.0% compared to the second quarter of 1997. The increase is attributable to fee income from Bancshares' financial services subsidiary and from the Bank's bankcard division. Commissions generated by the financial services' subsidiary from the sale of mutual funds, annuities and equities increased $210,000 or 256.1% during the second quarter of 1998 compared to the second quarter of 1997. Bankcard fee income increased $85,000 or 69.1% during the same period.

         Noninterest expense for the second quarter of 1998 increased $551,000 or 11.6% compared to the second quarter of 1997. Personnel expense for the second quarter of 1998, comprised of salaries and fringe benefits, was up $277,000 or 10.9% over the second quarter of 1997. To a great extent this is attributable to the consolidation of staff and benefits resulting from the merger of Old North State Bank during the fourth quarter of 1997. Occupancy expense for the second quarter of 1998 declined $3,000 compared to the second quarter of 1997, while equipment depreciation and maintenance expense for the same period increased $10,000. Other operating expense for the second quarter of 1998 increased $267,000 or 16.5% compared to the second quarter of 1997. Increases in other operating expense are attributable to expansion of the Bank's automation program, increased activity in its bankcard operations and increased activity in Bancshares' financial services subsidiary. Automated services expense for the second quarter of 1998 increased $72,000 or 22.4% compared to the second quarter of 1997. Bankcard expense during the same period increased $73,000 or 84.9% and other operating expenses related to the financial services subsidiary were up $106,000.

         SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30,
         1997

Net Interest Income

         Total interest income of $24,268,000 for the first six months of 1998 was up $2,279,000 or 10.4% compared to $21,989,000 for the first six months of 1997. Total interest expense for the same period increased $1,366,000 or 14.6%. Net interest income of $13,552,000 for the first six months of 1998 was up $913,000 or 7.2% compared to $12,639,000 for the first six months of 1997. Stable interest rates during the first six months of the year along with strong loan growth were major factors contributing to this increase.

Noninterest Income and Expense

         Noninterest income for the first six months of 1998 was up $538,000 or 20.5% compared to the first six months of 1997. Fee income related to service charges on deposit accounts for the first six months of 1998 was down slightly compared to the first six months of 1997. This is primarily due to lower fee income from return check charges in the first quarter of 1998 and a loss of fee income following product consolidation resulting from the recent merger of Old North State Bank. Gains on the sale of mortgage loans for the first six months of 1998 increased $53,000 or 68.8% compared to the first six months of 1997. Other operating income for the first six months of 1998 was up $480,000 or 36.9% compared to the first six months of 1997. This increase came primarily from fees generated in the second quarter of 1998 by Bancshares' financial services subsidiary through the sale of mutual funds, annuities and equities. For the first six months of 1998, fee income from this source increased $308,000 or 180.1% compared to the first six months of 1997.

         Noninterest expense for the first six months of 1998, excluding one-time nonrecurring merger related costs of $160,000 incurred during the first quarter of 1998, increased $1,343,000 or 14.5% compared to the same period of 1997. Personnel expense for the first six months of 1998, comprised of salaries and fringe benefits, increased $581,000 or 11.4% compared to the first six months of 1997. To a great extent this is attributable to the consolidation of staff and benefits resulting from the merger of Old North State Bank during the fourth quarter of 1997. Occupancy expense for the period being compared decreased slightly. Equipment depreciation and maintenance expense for the first six months of 1998 increased a modest $42,000 or 7.7%. Other operating expense for the first six months of 1998 increased $731,000 or 24.8% compared to the first six months of 1997. Increases in other operating expense during this period are primarily attributable to automated services expense, growth in bankcard operations and growth in Bancshares' financial services subsidiary. Automated services expense for the first six months of 1998 increased $124,000 or 19.6% compared to the first six months of 1997. Expenses related to bankcard operations during the same period increased $126,000 or 75.0% while operating expenses related to the financial services subsidiary were up $156,000. All increases in noninterest expense were within the Bank's budgeted projections.

Asset Quality and Provision for Loan Losses

         The reserve for loan losses was $4,783,000 or 1.15% of loans outstanding at June 30, 1998 compared to $4,601,000 or 1.16% of loans outstanding at December 31, 1997 and $4,618,000 or 1.21% at June 30, 1997. Non-performing loans totaled $1,748,000 or .42% of loans outstanding at June 30, 1998 compared to $2,155,000 or .54% of loans outstanding at December 31, 1997, and $2,732,000 or .72% of loans outstanding at June 30, 1997. Nonperforming loans include nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. At June 30, 1998, the Bank had $223,000 in restructured loans, $921,000 in other real estate and no nonaccrual loans. Accruing loans past due 90 days or more were $604,000 at June 30, 1998 compared to $334,000 at December 31, 1997 and $1,068,000 at June 30, 1997. The accrual of interest generally discontinues on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At June 30, 1998, the reserve for loan losses was 2.74 times the nonperforming loans, compared to 2.14 times at December 31, 1997 and 1.69 times nonperforming loans at June 30, 1997.

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

         The provision for loan and lease losses for the second quarter of 1998 was $340,000 compared to $308,000 in 1997. Net charge-offs amounted to $158,000, or .04% of average loans outstanding, on an annualized basis, during the first six months of 1998. As the result of one large recovery, related to a loan previously charged off, for the first six months of 1997 total recoveries exceeded charge-offs by $235,000. The increase in the provision is more reflective of increased loan volume rather than charge-off experience, which was nearly the same for the periods being compared.

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

                             ASSET QUALITY ANALYSIS

                                                        6/30/98       12/31/97       6/30/97
RESERVE FOR LOAN LOSSES
         Beginning balance                             $ 4,601        $ 4,075        $4,075
         Provision for loan losses                         340            785           308
         Net (charge-offs) recoveries                     (158)          (259)          235
         Ending balance                                  4,783          4,601         4,618

RISK ASSETS
         Nonaccrual loans                              $     0        $   127        $  537
         Foreclosed real estate                            921          1,192           902
         Restructured loans                                223            502           226
         Loans 90 days or more past due and still
           Accruing                                        604            334         1,068
         Total risk assets                               1,748          2,155         2,733
ASSET QUALITY RATIOS
Nonaccrual loans as a percentage of total loans              0%           .03%          .14%
Nonperforming assets as a percentage of:
         Total assets                                      .27            .35           .46
         Loans plus foreclosed property                    .42            .54           .72
Net charge-offs as a percentage of average loans           .04            .07           N/M*
Reserve for loan losses as a percentage of loans          1.15           1.16          1.21
Ratio of reserve for loan losses to:
         Net charge-offs                                 15.14X         17.76           N/M*
         Nonaccrual loans                                    0          36.23          8.60

*N/M Denotes Non Meaningful

Income Taxes

         Accrued taxes applicable to income for the six-month period ended June 30, 1998 were down slightly compared to the six-month period ended June 30, 1997. Pretax income for the first six months of 1998 of $3,906,000 was nearly the same as the $3,938,000 for the first six months of 1997. The change in accrued taxes for the periods being compared is primarily attributable to the modest difference in pretax income.

Capital Resources and Shareholders' Equity

         Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off-balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders' equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the reserve for loan losses and certain long-term debt. At June 30, 1998, based on these measures, Bancshares' had a Tier 1 capital ratio of 17.69% compared to the regulatory requirement of 4% and total capital ratio of 18.92% compared to an 8% regulatory requirement.

         Additional regulatory capital measures include the Tier 1 leverage ratio. The Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At June 30, 1998, Bancshares' Tier 1 leverage ratio was 10.90%.


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

         To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and liabilities. On June 30, 1998 the gap between interest-sensitive assets and interest-sensitive liabilities was a negative $129,351,000 or .71. Under current economic conditions, management believes that is an acceptable level.

         Asset/liability management also addresses liquidity positioning. Liquidity management is required in order to fund current and future extensions of credit, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. As such, it is related to interest rate sensitivity management, in that each is affected by maturing assets and liabilities. While interest sensitivity management is concerned with repricing intervals of assets and liabilities, liquidity management is concerned with the maturities of those respective balances. An appropriate liquidity position is further accomplished through deposit growth and access to sources of funds other than deposits, such as the federal funds market. Traditionally, LSB has been a seller of excess investable funds in the federal funds market and uses these funds as a part of its liquidity management. Details of cash flows for the six months ended June 30, 1998 and 1997 are provided in the Consolidated Statements of Cash Flows.

PART II. OTHER INFORMATION

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Date  August 10, 1998           LSB BANCSHARES., INC.
                                         ---------------------
                                             (Registrant)

                                         /s/ Monty J. Oliver
                                         ---------------------
                                         Monty J. Oliver
                                         Chief Financial Officer
                                           Principal Accounting Officer