Form 10-Q
period 1998-09-30
LSB BANCSHARES INC /NC/
filed 1998-11-09
CIK 714530

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998

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

         The number of shares outstanding as of September 30, 1998 was 8,711,239.

                              LSB BANCSHARES, INC.

                                    FORM 10-Q

                                      INDEX


Part I.    Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets
           September 30, 1998 and 1997, December 31, 1997

           Consolidated Statements of Income
           Three Months Ended September 30, 1998 and 1997
           Nine Months Ended September 30, 1998 and 1997

           Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1998 and 1997

           Notes to Consolidated Financial Statements
           Nine Months Ended September 30, 1998 and 1997

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K


Signatures

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

LSB Bancshares, Inc.
Consolidated Balance Sheets
(In Thousands)

                                                              September 30       December 31        September 30
                                                                  1998               1997               1997
                                                               ---------          ---------          ---------
Assets
Cash and Due From Banks                                        $  31,184          $  25,368          $  25,321
Interest-Bearing Bank Balances                                    31,155             12,127              2,236
Federal Funds Sold                                                18,685             60,340             68,720
Investment Securities:
     Held to Maturity, MV $42,021, $56,209 and $60,320            40,205             54,891             58,979
     Available for Sale, at Market Value                          92,126             50,725             47,681
Loans                                                            426,183            396,991            389,225
Less, Reserve for Loan Losses                                     (4,887)            (4,601)            (4,666)
                                                               ---------          ---------          ---------
         Net Loans                                               421,296            392,390            384,559
Premises and Equipment                                            11,500             11,261             11,461
Other Assets                                                       9,219              9,163              9,164
                                                               ---------          ---------          ---------
         Total Assets                                          $ 655,370          $ 616,265          $ 608,121
                                                               =========          =========          =========


Liabilities
Deposits
     Demand                                                    $  68,580          $  67,256          $  61,913
     Savings, NOW and Money Market Accounts                      264,848            227,239            230,731
     Certificates of Deposit of less than $100,000               161,863            154,566            157,286
     Certificates of Deposit of $100,000 or more                  49,698             53,964             50,439
                                                               ---------          ---------          ---------
         Total Deposits                                          544,989            503,025            500,369
Securities Sold Under Agreements to Repurchase                     4,925              8,263              6,422
Borrowings from the Federal Home Loan Bank                        29,675             33,758             31,591
Other Liabilities                                                  3,419              3,692              3,728
                                                               ---------          ---------          ---------
         Total Liabilities                                       583,008            548,738            542,110
                                                               ---------          ---------          ---------
Shareholders' Equity
Capital Stock:  Common, authorized 50,000,000
Shares, Par Value $5, issued 8,711,239 shares
in 1998 and 8,667,426 and 8,648,676 shares in 1997                43,556             34,665             34,571
Paid-In Capital                                                   14,924             14,772             14,701
Retained Earnings                                                 12,909             17,916             16,688
Accumulated Other Comprehensive Income                               973                174                 51
                                                               ---------          ---------          ---------
         Total Shareholders' Equity                               72,362             67,527             66,011
                                                               ---------          ---------          ---------
         Total Liabilities and Shareholders' Equity            $ 655,370          $ 616,265          $ 608,121
                                                               =========          =========          =========

Memorandum:  Standby Letters of Credit                         $   2,946          $   2,221          $   2,380

LSB Bancshares, Inc.
Consolidated Statements of Income
(In Thousands except Share Data and Note)

                                                               Three Months Ended                   Nine Months Ended
                                                                  September 30                         September 30
                                                         -----------------------------         ------------------------------
                                                            1998               1997               1998                1997
                                                         ----------         ----------         ----------         -----------
Interest Income
  Interest and Fees on Loans                             $   10,111         $    8,989         $   29,108         $    26,094
  Interest on Investment Securities:
     Taxable                                                  1,409              1,264              4,125               3,956
     Tax Exempt                                                 458                427              1,379               1,346
  Federal Home Loan Bank                                        433                 36                917                 156
  Federal Funds Sold                                            321                729              1,471               1,781
                                                         ----------         ----------         ----------         -----------
     Total Interest Income                                   12,732             11,445             37,000              33,333
                                                         ----------         ----------         ----------         -----------

Interest Expense
  Deposits                                                    4,956              4,625             14,647              13,217
  Securities Sold Under Agreements to Repurchase                 66                 55                193                 145
  Borrowings from the Federal Home Loan Bank                    419                404              1,317               1,071
                                                         ----------         ----------         ----------         -----------
     Total Interest Expense                                   5,441              5,084             16,157              14,433
                                                         ----------         ----------         ----------         -----------

Net Interest Income                                           7,291              6,361             20,843              18,900
  Provision for Loan Losses                                     180                159                520                 467
                                                         ----------         ----------         ----------         -----------
  Net Interest Income After Provision
  for Loan Losses                                             7,111              6,202             20,323              18,433
                                                         ----------         ----------         ----------         -----------

Noninterest Income
  Service Charges on Deposit Accounts                           718                633              1,975               1,914
  Gains (Losses) on Sales of Mortgages                           87                 36                217                 113
  Losses on Sales of Investment Securities                        0                  0                  0                 (32)
  Other Operating Income                                        862                803              2,642               2,187
                                                         ----------         ----------         ----------         -----------
     Total Noninterest Income                                 1,667              1,472              4,834               4,182
                                                         ----------         ----------         ----------         -----------

Noninterest Expense
  Personnel Expense                                           2,799              2,549              8,494               7,664
  Occupancy Expense                                             320                277                956                 925
  Equipment Depreciation and Maintenance                        319                304                907                 850
  Other Operating Expense                                     1,830              1,529              5,513               4,461
  Merger-Related Costs                                            0              1,416                160               1,416
                                                         ----------         ----------         ----------         -----------
     Total Noninterest Expense                                5,268              6,075             16,030              15,316
                                                         ----------         ----------         ----------         -----------
  Income Before Income Taxes                                  3,510              1,599              9,127               7,299
  Income Taxes                                                1,122                765              2,833               2,528
                                                         ----------         ----------         ----------         -----------
Net Income                                               $    2,388         $      834         $    6,294         $     4,771
                                                         ==========         ==========         ==========         ===========

Earnings Per Share:
  Basic                                                  $     0.27         $     0.10         $     0.72         $      0.55
  Diluted                                                      0.27               0.09               0.71                0.54

Weighted Average Shares Outstanding
  Basic                                                   8,709,937          8,648,676          8,698,501           8,631,550
  Diluted                                                 8,867,669          8,818,988          8,892,634           8,790,624


Note: On January 13, 1998, LSB Bancshares, Inc. declared a five-for-four stock split to be paid on February 16, 1998 to shareholders of record on February 2, 1998.

LSB Bancshares, Inc.
Consolidated Statements of Cash Flow
(In Thousands)

                                                                                        Nine Months Ended September 30
                                                                                          1998                 1997
                                                                                        --------             --------
Cash Flow from Operating Activities
Net Income                                                                              $  6,294             $  4,771
Adjustments to reconcile net income to net cash:
  Depreciation and amortization                                                              926                  884
  Securities premium amortization and
    discount accretion, net                                                                 (116)                 (16)
  (Increase) decrease in loans held for sale                                              (6,266)               1,433
  Deferred income taxes                                                                      115                  (31)
  Income taxes payable                                                                      (100)                  35
  (Increase) decrease in income earned but not received                                     (720)                (232)
  Increase (decrease) in interest accrued but not paid                                        61                 (408)
  Provision for loan losses                                                                  520                  467
  Gain on sale of investment securities                                                                           116
  Gain on sale of premise and equipment                                                        3                   18
                                                                                        --------             --------
     Net Cash provided by operating activities                                               717                7,037
                                                                                        --------             --------

Cash Flow From Investing Activities
Purchases of securities held to maturity                                                  (3,284)                (420)
Proceeds from maturities of securities held to maturity                                   18,005               11,454
Proceeds from sales of securities held to maturity                                             0                1,954
Purchases of securities available for sale                                               (59,014)             (12,411)
Proceeds from maturities of securities available for sale                                 19,004               11,697
Proceeds from sales of securities available for sale                                           0                9,291
Net (increase) decrease in loans made to customers                                       (23,160)             (34,633)
Purchases of premises and equipment                                                       (1,216)              (1,319)
Proceeds from sale of premises and equipment                                                  47                  219
Net (increase) decrease in Fed Funds sold                                                 41,655              (42,000)
(Increase) decrease in other assets                                                           38                   14
                                                                                        --------             --------
  Net cash used by investing activities                                                   (7,925)             (56,154)
                                                                                        --------             --------

Cash Flow from Financing Activities
Net increase (decrease) in demand deposits,
NOW, money market and savings accounts                                                    38,933               35,182
Net increase (decrease) in time deposits                                                   3,032                   27
Net increase (decrease) in securities
  sold under agreements to repurchase                                                     (3,338)                 312
Proceeds from issuance of long term debt                                                       0               22,200
Payments on long term debt                                                                (4,083)              (4,683)
Dividends Paid                                                                            (2,629)              (1,955)
Net increase (decrease) in other liabilities                                                (235)                 227
Proceeds from issuance of common stock                                                       371                  168
                                                                                        --------             --------
  Net cash provided by financing activities                                               32,051               51,478
                                                                                        --------             --------

Increase (decrease) in cash and cash equivalents                                          24,843                2,361
Cash and cash equivalents at the beginning of the period                                  37,495               25,196
                                                                                        --------             --------
Cash and cash equivalents at the end of the period                                      $ 62,338             $ 27,557
                                                                                        --------             --------

Supplemental Disclosures of Cash Flow Information
  Cash paid during the years for:
    Interest                                                                            $ 16,096             $ 11,573
    Income Taxes                                                                           2,819                2,500

Supplemental Disclosures of Noncash Transactions
  Transfer of loans to other real estate owned                                          $     63             $     27
  Unrealized losses on securities available for sale:
    Change in securities available for sale                                               (1,309)                 246
    Change in deferrred income taxes                                                        (510)                  88
    Change in shareholders' equity                                                          (799)                 158


                              LSB Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                  Nine Months Ended September 30, 1998 and 1997

Note 1.   Basis of Presentation

          The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

          The accompanying unaudited Consolidated Financial Statements include the accounts of LSB Bancshares, Inc., (the Corporation) and its wholly-owned subsidiary, Lexington State Bank (the Bank) and the Bank's wholly-owned subsidiaries, Peoples Finance Company of Lexington, Inc. and LSB Financial Services, Inc.

          For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2.   Investment Securities

          The valuations of investment securities as of September 30, 1998 and December 31, 1997 were as follows (in thousands):


                                                               September 30, 1998
                                                                                            Approximate
                                              Amortized      Unrealized     Unrealized         Market
                                                 Cost           Gains          Losses           Value
                                               -------         -------         -------         -------
Securities held to maturity:
U.S. Treasury and other U.S.
  government agency obligations                $ 8,006         $    71         $     0         $ 8,077
State, county and municipal securities          32,199           1,745               0          33,944
                                               -------         -------         -------         -------
  Total securities held to maturity            $40,205         $ 1,816         $     0         $42,021
                                               =======         =======         =======         =======

                                                                                            Approximate
                                              Amortized      Unrealized     Unrealized         Market
                                                 Cost           Gains          Losses           Value
                                               -------         -------         -------         -------
Securities available for sale:
U.S. Treasury and other U.S.
  government agency obligations                $87,508         $ 1,549         $     4         $89,053
State, county and municipal securities             855              49               0             904
Federal Home Loan Bank stock                     2,169               0               0           2,169
                                               -------         -------         -------         -------
  Total securities available for sale          $90,532         $ 1,598         $     4         $92,126
                                               =======         =======         =======         =======

                                                                   December 31, 1997
                                                                                            Approximate
                                              Amortized      Unrealized      Unrealized        Market
                                                 Cost           Gains          Losses           Value
                                               -------         -------         -------         -------
Securities held to maturity:
U.S. Treasury and other U.S.
  government agency obligations                $24,004         $     0         $     5         $23,999
State, county and municipal securities          30,887           1,323               0          32,210
                                               -------         -------         -------         -------
  Total securities held to maturity            $54,891         $ 1,323         $     5         $56,209
                                               =======         =======         =======         =======


                                                                                            Approximate
                                              Amortized      Unrealized      Unrealized        Market
                                                 Cost           Gains          Losses           Value
                                               -------         -------         -------         -------
Securities available for sale:
U.S. Treasury and other U.S.
  government agency obligations                $47,172         $   284         $    26         $47,430
State, county and municipal securities             856              26               0             882
Federal Home Loan Bank stock                     2,413               0               0           2,413
                                               -------         -------         -------         -------
  Total securities available for sale          $50,441         $   310         $    26         $50,725
                                               =======         =======         =======         =======



          No investment securities were sold for the period ended September 30, 1998. Securities with sales proceeds of $9,322,882 and amortized cost of $9,398,958 resulted in a net, realized loss of $76,076 for the period ended December 31, 1997.

          Investment securities with amortized cost of $90,660,076 and $83,028,436, as of September 30, 1998 and December 31, 1997,
          respectively, were pledged to secure public deposits and for other purposes.

Note 3.   Loans (Table in thousands)

          A summary of consolidated loans follows:


                                                  September 30, 1998
                                                1998             1997
                                              --------         --------
Commercial, financial, & agricultural         $137,894         $127,367
Real estate - construction                      17,810           13,317
Real estate - mortgage                         193,533          175,295
Installment loans to individuals                61,515           62,499
Lease financing                                    721              702
Other                                           14,710           10,045
                                              --------         --------
Total loans, net of unearned income           $426,183         $389,225
                                              ========         ========



          As of January 1, 1995, the Corporation adopted SFAS 114 as amended by SFAS 118 for impaired loans. The statements subject all loans to impairment recognition except for large groups of smaller-balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Corporation generally considers loans to be impaired when future payments of principal and interest are in doubt. Included in impaired loans are loans that are consistently past due, loans 90 days or more past due and all nonaccrual loans. Interest income on impaired loans is recognized consistent with the Corporation's income recognition policy of daily accrual of income until the loan is determined to be uncollectible and placed in a nonaccrual status. For all impaired loans other than nonaccrual loans, interest income totaling $251,606 for the period was recorded on an accrual basis. Interest income on nonaccrual loans is recognized on a cash basis. The actual amount of interest income received from the loans for the period was $1,000. Interest income for the period on nonaccrual loans that would have been recorded in accordance with the original terms of the notes was $2,000. The adoption of SFAS 114 and SFAS 118 did not have a material effect on the Corporation's financial position or results of operations and required no increase to the reserve for loan and lease losses.

          At September 30, 1998, the total investment in loans that are considered impaired under SFAS 14 was $4,172,000. There were nonaccrual loans of $15,000. A related valuation allowance of $523,000 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended September 30, 1998 was approximately $4,145,000.

          At September 30, 1998, loans totaling $12,367,250 were held for sale stated at the lower of cost or market on an individual loan basis.

Note 4.   Reserve for Loan Losses (in thousands)

          The following sets forth the analysis of the consolidated reserve for loan losses:


                                            Nine Months Ended
                                               September 30

                                           1998             1997
                                         -------          -------
Balances at beginning of periods         $ 4,601          $ 4,075
Provision for loan losses                    520              467
Recoveries of amounts previously
    charged off                              101              568
Loan losses                                 (335)            (444)
                                         -------          -------
Balances at end of periods               $ 4,887          $ 4,666
                                         =======          =======



Note 5.   Stock Split

          In January 1998, the Board of Directors of the Corporation declared a five-for-four stock split payable February 16, 1998. All previously reported per share amounts have been restated to reflect this stock split.

Note 6.   Other Accounting Changes

          As of January 1998, the Corporation adopted Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 established standards for computing and presenting earnings per share ("EPS"). SFAS 128 requires a presentation of both basic earnings per share and diluted earnings per share on the face of the income statements. After the effective date of the Statement, all prior-period EPS data presented must be restated to conform with the provisions of SFAS 128. Adoption of SFAS 128 by the Corporation has no material effect on its financial position and operating results.

          As of January 1998, the Corporation adopted Financial Accounting Standards No. 129("SFAS 129"), "Disclosure of Information about Capital Structure".

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

          Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", was issued in June 1997. SFAS 131 requires entities to report certain information about their operating segments in a complete set of financial statements to shareholders and further requires that certain entity-wide information about products and services, activities in different geographic areas, and reliance on major customers, to be disclosed. The Corporation operates in a single-industry segment and does not meet any of the threshold requirements of SFAS 131.

          Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits", is effective for fiscal years beginning after December 15, 1997, with early adoption encouraged. This Statement supersedes the disclosure requirements in SFAS Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS 132 standardizes the disclosure requirements and requires additional information about changes in the benefit obligations and the fair value of plan assets. Bancshares will present the disclosures required under SFAS 132 in its 1998 10-Q and annual report to shareholders. No material effect on the financial position and operating results is anticipated.

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and hedging activities. SFAS 133 requires the recognition of all derivatives in the statement of financial position at fair value. Adoption of SFAS 133 is required for both years and quarters beginning after June 15, 1999. Bancshares does not presently have any derivative instruments that fit the definition under SFAS 133, and as such, adoption of the standard would not result in a material financial impact.

          In May 1997, the Federal Financial Institutions Examination Council (FFIEC) issued an Interagency Statement, "Year 2000 Project Management Awareness", to emphasize the critical issues that need to be addressed to implement an effective Year 2000 project management plan. The FFIEC Statement identifies five phases of the Year 2000 project management process. Bancshares has acknowledged the importance of this issue and established a Year 2000 Project Team (Y2K) to ensure that it will be Year 2000 compliant. The Y2K

          Team consists of senior officers within the company's operations area, information systems area, audit department, corporate area and senior management of Bancshares. Senior management, with Board of Directors' approval and oversight, establishes the commitment of resources and prioritization. Software programs from the National Software Testing Laboratories (NSTL) are utilized to test all personal computers and computer servers for compliance. Data processing of Bancshares is through FiServ in an RJE environment. As such, the Bank will participate with FiServ in Year 2000 testing. Third-party audits will be requested from all major vendors and suppliers to assist in determining their ability to be Year 2000 compliant. The Y2K Team will also conduct due diligence inquiries concerning Y2K readiness and implement appropriate internal testing and verification of vendors' products and services. Effective with the second quarter of 1998, management began implementing as part of its overall credit review process assessments of Year 2000 compliance among borrowers.

          Bancshares' Y2K Plan incorporates the development of contingency plans for all mission-critical vendor applications should the vendor not complete its conversion efforts on time. Bancshares is on schedule for completing the Y2K project plan in the fourth quarter of 1998. As of September 30, 1998, a cumulative total of $80,000 had been spent on the assessment of and corrective efforts for the Year 2000 Project. Bancshares estimates the total cost for 1998 related to Year 2000 issues to be $100,000 to $150,000; as such it will not have a material effect on the financial position or operating results of the Corporation. Through 1999, the Corporation will conduct testing of all Y2K systems to ensure their readiness.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


          Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Net Interest Income

          The primary source of earnings for the Corporation is net interest income, which represents the dollar amount by which interest generated by earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.

          Total interest income of $12,732,000 for the third quarter of 1998 was up $1,287,000 or 11.2% compared to $11,445,000 for the third quarter of 1997. Total interest expense for the same period increased $357,000 or 7.0%. These results produced net interest income of $7,291,000 for the third quarter of 1998, for a gain of $930,000 or 14.6% compared to $6,361,000 for the third quarter of 1997. The gain in net interest income during the third quarter of 1998 was due in part to a continued strong loan demand. Loans constitute the largest group of earning assets and therefore generate the majority of Bancshares' interest income. With the increased volume in loans generated during the third quarter of 1998, more loans were retained in Bancshares' portfolio. For the period ended September 30, 1998, loans increased $36,958,000 or 9.5% over September 30, 1997 and $29,192,000 or 7.4% over December 31, 1997. Deposits for the same period were up $44,620,000 or 8.9% compared to September 30, 1997 and $41,964,000 or 8.3% compared to December 31, 1997.

Noninterest Income and Expense

          Noninterest income for the third quarter of 1998 was up $195,000 or 13.2% compared to the third quarter of 1997. Fee income related to service charges on deposit accounts for the third quarter of 1998 increased $85,000 or 13.4% compared to the third quarter of 1997. Gains on the sale of mortgage loans for the third quarter of 1998 increased $51,000 or 141.7% compared to the third quarter of 1997. Other operating income for the third quarter of 1998 was up $59,000 or 7.3% compared to the third quarter of 1997. The increase is attributable to fee income from Bancshares' financial services subsidiary and from the Bank's bankcard division. Commissions generated by the financial services' subsidiary from the sale of mutual funds, annuities and equities increased $18,000 or 13.6% during the third quarter of 1998 compared to the second quarter of 1997. Bankcard fee income increased $98,000 or 75.0% during the same period.

          Noninterest expense for the third quarter of 1998, excluding merger-related costs, increased $609,000 or 13.1% compared to the third quarter of 1997. Personnel expense for the third quarter of 1998, comprised of salaries and fringe benefits, was up $250,000 or 9.8% over the third quarter of 1997. Occupancy expense, which declined $3,000 in the second quarter of 1998, increased $43,000 or 15.5% in the third quarter of 1998 compared to the third quarter of 1997. Equipment depreciation and maintenance expense for the third quarter of 1998 increased $15,000 or 4.9% compared to the corresponding period of 1997. Other operating expense for the third quarter of 1998 increased $301,000 or 19.7% compared to the third quarter of 1997. Increases in other operating expense are attributable to increased activity in bankcard operations and increased activity in Bancshares' financial services subsidiary. Bankcard expense for the third quarter of 1998 increased $63,000 or 49.6%. Other operating expenses related to the financial services subsidiary were up $21,000 or 94.8% for the third quarter of 1998.

          Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Net Interest Income

          Total interest income of $37,000,000 for the first nine months of 1998 was up $3,667,000 or 11.0% compared to $33,333,000 for the first nine months of 1997. Total interest expense for the same period increased $1,724,000 or 11.9%. Net interest income of $20,843,000 for the first nine months of 1998 was up $1,943,000 or 10.3% compared to $18,900,000 for the first nine months of 1997. Stable interest rates during the first nine months of the year along with strong loan growth were major factors contributing to this increase.

Noninterest Income and Expense

          Noninterest income for the first nine months of 1998 was up $652,000 or 15.6% compared to the first nine months of 1997. Fee income related to service charges on deposit accounts for the first nine months of 1998 was up $61,000 or 3.2% compared to the first nine months of 1997. Gains on the sale of mortgage loans for the first nine months of 1998 increased $104,000 or 92.0% compared to the first nine months of 1997. Other operating income for the first nine months of 1998 was up $455,000 or 20.8% compared to the first nine months of 1997. This increase came primarily from fees generated by Bancshares' financial services subsidiary through the sale of mutual funds, annuities and equities and the Bank's bankcard division. For the first nine months of 1998, fee income from Bancshares' financial services subsidiary increased $326,000 or 106.4% compared to the first nine months of 1997. Fee income from the Bank's bankcard division for the first nine months of 1998 increased $256,000 or 70.9% compared to the first nine months of 1997.

          Noninterest expense for the first nine months of 1998, excluding merger-related costs of $160,000 incurred in 1998 and $1,416,000 incurred in 1997, increased $1,970,000 or 14.2% compared to the same period of 1997. Personnel expense for the first nine months of 1998, comprised of salaries and fringe benefits, increased $830,000 or 10.8% compared to the first nine months of 1997. Occupancy expense for the period being compared increased by a modest

          $31,000 or 3.4%. Equipment depreciation and maintenance expense for the first nine months of 1998 increased $57,000 or 6.7%. Other operating expense for the first nine months of 1998 increased $1,052,000 or 23.6% compared to the first nine months of 1997. Increases in other operating expense during this period are primarily attributable to automated services expense, growth in bankcard operations and growth in Bancshares' financial services subsidiary. Automated services expense for the first nine months of 1998 increased $142,000 or 14.6% compared to the first nine months of 1997. Expenses related to bankcard operations during the same period increased $189,000 or 64.0% while operating expenses related to the financial services subsidiary were up $176,000. All increases in noninterest expense were within the Bank's budgeted projections.

Asset Quality and Provision for Loan Losses

          The reserve for loan losses was $4,887,000 or 1.15% of loans outstanding at September 30, 1998 compared to $4,601,000 or 1.16% of loans outstanding at December 31, 1997 and $4,666,000 or 1.20% at September 30, 1997. Non-performing loans totaled $2,028,000 or .48% of loans outstanding at September 30, 1998 compared to $2,155,000 or .54% of loans outstanding at December 31, 1997, and $2,220,000 or .57% of loans outstanding at September 30, 1997. Nonperforming loans include nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. At September 30, 1998, the Bank had $240,000 in restructured loans, $921,000 in other real estate and $15,000 in nonaccrual loans. Accruing loans past due 90 days or more were $852,000 at September 30, 1998 compared to $334,000 at December 31, 1997 and $534,000 at
          September 30, 1997. The accrual of interest generally discontinues on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At September 30, 1998, the reserve for loan losses was 2.41 times the nonperforming loans, compared to 2.14 times at December 31, 1997 and 2.10 times nonperforming loans at September 30, 1997.

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

          The provision for loan and lease losses at September 30, 1998 was $520,000 compared to $467,000 in 1997. Net charge-offs amounted to $234,000, or .08% of average loans outstanding, on an annualized basis, during the first nine months of 1998. As the result of one large recovery, related to a loan previously charged off, for the first nine months of 1997 total recoveries exceeded charge-offs by $124,000. The increase in the provision is more reflective of increased loan volume rather than charge-off experience, which was nearly the same for the periods being compared.

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

                                                         9/30/98          12/31/97           9/30/97

RESERVE FOR LOAN LOSSES
     Beginning Balance                                   $ 4,601           $ 4,075           $ 4,075
     Provision for loan losses                               520               785               467
     Net (charge-off) recoveries                            (234)             (259)              124
     Ending balance                                        4,887             4,601             4,666

RISK ASSETS
     Nonaccrual loans                                    $    15           $   127           $   591
     Foreclosed real estate                                  921             1,192               928
     Restructured loans                                      240               502               167
     Loans 90 days or more past due
       and still accruing                                    852               334               534
     Total risk assets                                     2,028             2,155             2,220
ASSET QUALITY RATIOS
Nonaccrual loans as a percentage of total loans             0.00%             0.03%             0.15%

Nonperforming assets as a percentage of:
     Total assets                                           0.31              0.35              0.37
     Loans plus foreclosed property                         0.48              0.54              0.57
Net charge-offs as a percentage of average loans            0.08X             0.07               N/M
Reserve for loan losses as a percentage of loans            1.15              1.16              1.20
Ratio of reserve for loan losses to:
     Net charge-offs                                       15.66X            17.76               N/M
     Nonaccrual loans                                     325.80             36.23              7.90

(*)N/M Denotes Non Meaningful
     X Denotes Annualized



Income Taxes

          Accrued taxes applicable to income for the nine-month period ended September 30, 1998 were significantly higher compared to the nine-month period ended September 30, 1997. Pretax income for the first nine months of 1998 of $9,127,000 was much higher than the $7,299,000 for the first nine months of 1997. The change in accrued taxes for the periods being compared is primarily attributable to the difference in pretax income.

Capital Resources and Shareholders' Equity

          Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off-balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders' equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the reserve for loan losses and certain long-term debt. At September 30, 1998, based on these measures, Bancshares' had a Tier 1 capital ratio of 16.95% compared to the regulatory requirement of 4% and total capital ratio of 18.13% compared to an 8% regulatory requirement.

          Additional regulatory capital measures include the Tier 1 leverage ratio. The Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At September 30, 1998, Bancshares' Tier 1 leverage ratio was 11.07%.

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

          To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and liabilities. On September 30, 1998 the gap between interest-sensitive assets and interest-sensitive liabilities was a negative $165,542,000 or .64. Under current economic conditions, management believes that is an acceptable level.

          Asset/liability management also addresses liquidity positioning. Liquidity management is required in order to fund current and future extensions of credit, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. As such, it is related to interest rate sensitivity management, in that each is affected by maturing assets and liabilities. While interest sensitivity management is concerned with repricing intervals of assets and liabilities, liquidity management is concerned with the maturities of those respective balances. An appropriate liquidity position is further accomplished through deposit growth and access to sources of funds other than deposits, such as the federal funds market. Traditionally, LSB has been a seller of excess investable funds in the federal funds market and uses these funds as a part of its liquidity management. Details of cash flows for the nine-months ended September 30, 1998 and 1997 are provided in the Consolidated Statements of Cash Flows.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          A. Exhibits

                    During the third quarter of 1998, the Corporation filed the following:

                    (3.1)     Articles of Amendment of LSB Bancshares, Inc.

                    (27)      Financial Data Schedule (for SEC use only)

          B. Reports on Form 8-K

          The Corporation did not file any reports on Form 8-K during the three months ended September 30, 1998.


SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          Date November 4, 1998         LSB BANCSHARES., INC.
                                        ---------------------
                                            (Registrant)


                                     By: /s/ Monty J. Oliver
                                         --------------------------------
                                         Monty J. Oliver
                                         Chief Financial Officer
                                         Principal Accounting Officer