Form 10-K
period 1998-12-31
LSB BANCSHARES INC /NC/
filed 1999-03-25
CIK 714530

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 29549

                                    FORM 10-K
--------------------------------------------------------------------------------
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998
                         Commission File Number 0-11448
--------------------------------------------------------------------------------

                              LSB BANCSHARES, INC.
                                  One LSB Plaza
                         Lexington, North Carolina 27292
                                 (336) 248-6500
                   Incorporated in the State of North Carolina
                   IRS Employer Identification No. 56-1348147

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g)OF THE ACT:
                     Common Stock, Par Value $5.00 Per Share

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

The aggregate market value (average of the bid and asked prices) of the voting stock held by nonaffiliates of the registrant as of January 31, 1999 was $164,680,011 and the number of shares outstanding was 8,667,369.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference into Parts I and II of this report. Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1999 are incorporated by reference into Part III of this report.

STATEMENT OF MANAGEMENT RESPONSIBILITY

The management of LSB Bancshares, Inc. and subsidiaries is responsible for the preparation of the financial statements, related financial data and other information in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles and include amounts that are based on management's estimates and judgment where appropriate. Other information in the annual report is consistent with that contained in the financial statements. In fulfilling its responsibility for the integrity and fairness of these statements and information, management relies on the accounting system and related internal controls that are designed to provide reasonable assurances that transactions are authorized and recorded in accordance with established procedures, assets are safeguarded, and proper and reliable records are maintained.

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

The financial statements have been audited by Turlington and Company, L.L.P., independent auditors, who render an independent, professional opinion on management's financial statements. Their report expresses an opinion as to the fairness of the financial position and results of operations of LSB Bancshares, Inc. and subsidiaries based on their audit conducted in accordance with generally accepted auditing standards.

LSB Bancshares, Inc.
February 1, 1999

INDEPENDENT AUDITORS REPORT

To The Board of Directors and Shareholders
LSB Bancshares, Inc.
Lexington, North Carolina

We have audited the accompanying consolidated balance sheets of LSB Bancshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

The consolidated statements of income, changes in shareholders' equity, and cash flows for the year ended December 31, 1996, have been restated to reflect the pooling of interests with Old North State Bank as described in Note 14 to the consolidated financial statements. We did not audit the 1996 financial statements of Old North State Bank, which reflect total assets of $130,244,607 as of December 31, 1996 and total revenues of $10,610,397 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Old North State Bank as of December 31, 1996 and for the year then ended, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of LSB Bancshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations, and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Turlington and Company, L.L.P.
Lexington, North Carolina
February 1, 1999

FORM 10-K CROSS-REFERENCE INDEX

This 1998 Annual Report and Form 10-K of the registrant incorporates into a single document the 1998 Annual Report to Shareholders and the Annual Report on Form 10-K for the year ended December 31, 1998 filed by the registrant with the Securities and Exchange Commission. This Form 10-K Annual Report incorporates by reference certain information contained in the Annual Report to Shareholders and portions of the registrant's Proxy Statement relating to the 1999 Annual Meeting of Shareholders as is reflected in the following Cross-Reference Index.

             INCORPORATED BY REFERENCE INTO THE FOLLOWING ITEMS                         INFORMATION APPEARING ON
                              OF FORM 10-K                                             THE FOLLOWING PAGES OF THE:
             --------------------------------------------------                   -------------------------------------
                                                                                  ANNUAL REPORT        PROXY STATEMENT
                                PART I
Item 1.   Business...........................................................      12, 15-24........................
Item 2.   Properties.........................................................      12, 31, 35 (Notes 5 and 16)......
Item 3.   Legal Proceedings..................................................      32 (Note 8)......................
Item 4.   Submission of Matters to a Vote of Security Holders (None).........

                               PART II

Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters................................................      45...............................
Item 6.   Selected Financial Data............................................      13...............................
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................      15-24............................
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.........      16-20, 33 (Note 13)..............
Item 8.   Financial Statements and Supplementary Data........................      25-36
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (None)....................................

                               PART III

Item 10.  Directors and Executive Officers of the Registrant.................      41, 42...........................
Item 11.  Executive Compensation.............................................      ............................. 7-9
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.........................................................      ..............................4-5
Item 13.  Certain Relationships and Related Transactions.....................      .............................. 16

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K:
         (a) The following documents to be filed as part of the Form 10-K:
            (1) Financial Statements:
                Independent Accountants' Audit Report........................      37...............................
                Consolidated Balance Sheets - December 31, 1998 and 1997.....      25...............................
                Consolidated Statements of Income - Years Ended
                 December 31, 1998, 1997 and 1996............................      26...............................
                Consolidated Statements of Changes in Shareholders' Equity
                 Years Ended December 31, 1998, 1997 and 1996................      27...............................
                Consolidated Statements of Cash Flows - Years Ended
                 December 31, 1998, 1997 and 1996............................      28...............................
                Notes to Consolidated Financial Statements...................      29-36............................
            (2) Financial Statement Schedules (None).........................
            (3) Exhibits:....................................................
                3.1 Articles of Incorporation of LSB Bancshares, Inc., as
                    amended, which are incorporated by reference to Exhibit 4.2 of the registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 17,
                    1992 (File No. 33-54610).
                3.2 Bylaws of LSB Bancshares, Inc., as amended, which are
                    incorporated by reference to Exhibit 3.2 of the registrant's
                    Annual Report on Form 10-K for the year ended December 31,
                    1995.

               Incorporated by Reference into the Following Items
                                  of Form 10-K
-------------------------------------------------------------------------------

                                     PART IV

Item 14.       4.1   Specimen certificate of common stock, $5.00 par value,
(cont'd)             which is incorporated by reference to Exhibit 4 of the
                     registrant's Registration Statement on Form S-1
                     (File No. 2-99312).
               4.2   Rights Agreement dated as of February 10, 1998 by and
                     between LSB Bancshares, Inc. and Wachovia Bank, N.A., as
                     Rights Agent, which is incorporated by reference to Exhibit
                     1 of the Registrant's Registration Statement on Form 8-A
                     filed with the Securities and Exchange Commission on March
                     6, 1998.
               10.1  1986 Employee Incentive Stock Option Plan of LSB
                     Bancshares, Inc., as amended, which is incorporated by
                     reference to the registrant's Registration Statement on
                     Form S-8 filed with the Securities and Exchange Commission on November 17, 1992 (File No. 33-54610).
               10.2  1996 Omnibus Stock Incentive Plan, which is incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
               10.3  1996 Management Plan, which is incorporated by reference to
                     Exhibit 10.3 of the Registrant's Annual Report on Form 10-K
                     for the year ended December 31, 1995.
               10.4  1994 Director Stock Option Plan of LSB Bancshares, Inc.,
                     which is incorporated by reference to Exhibit 4 of the
                     registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 15, 1994
                     (File No. 33-81664).
               10.5  Old North State Bank 1990 Incentive Stock Option Plan, as
                     assumed by LSB, which is incorporated by reference to the
                     registrant's Registration Statement on Form S-8 with the
                     Securities and Exchange Commission on November 19, 1997
                     (File No. 333-27021).
               10.6  Piedmont Bancshares Corp. Stock Option Plan, which is incorporated by reference to the registrant's Registration
                     Statement on Form S-8 filed with the Securities and
                     Exchange Commission on November 19, 1997 (File No.
                     33-54610).
                     Exhibits 10.1 through 10.10 are management
                     contracts or compensatory plans and arrangements required
                     to be filed as an exhibit to this Form 10-K pursuant to
                     Item 14(c).
               10.7  Employment Continuity Agreement effective as of December
                     24, 1997 between LSB Bancshares, Inc. and Nicholas A.
                     Daves, which is incorporated by reference to Exhibit 10.7
                     of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.
               10.8  Employment Continuity Agreement effective as of June 9,
                     1998 between LSB Bancshares, Inc. and Robert F. Lowe.
               10.9  Employment Continuity Agreement effective as of June 9,
                     1998 between LSB Bancshares, Inc. and H. Franklin Sherron.
               10.10 Employment Continuity Agreement effective as of June 9,
                     1998 between LSB Bancshares, Inc. and Monty J. Oliver.
               10.11 Employment Continuity Agreement effective as of June 9,
                     1998 between LSB Bancshares, Inc. and Robin A. Huneycutt.
               10.12 Employment Continuity Agreement effective as of June 9,
                     1998 between LSB Bancshares, Inc. and Ronald W. Sink.
               10.13 Employment Continuity Agreement effective as of June 9,
                     1998 between LSB Bancshares, Inc. and Ronald E. Coleman.
               10.14 Employment Continuity Agreement effective as of June 9,
                     1998 between LSB Bancshares, Inc. and D. Gerald Sink.
               10.15 Employment Continuity Agreement effective as of June 9,
                     1998 between LSB Bancshares, Inc. and Joe W. Carroll.
               10.16 Employment Continuity Agreement effective as of June 9,
                     1998 between LSB Bancshares, Inc. and Suzanne J. Bullotta.
               13    1998 Annual Report to Shareholders.
               21.   List of Subsidiaries at December 31, 1998.
               23.   Consent of Turlington and Company, L.L.P.
               27.   Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the last quarter covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of February, 1999.

LSB BANCSHARES, INC.

Registrant

Robert F. Lowe
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 9, 1999 by the following persons in the capacities indicated:

Robert F. Lowe
Chairman, President and Chief Executive Officer

Monty J. Oliver
Secretary and Treasurer
Chief Financial Officer

A majority of the Directors of the registrant, whose names appear on page 42.

EXECUTIVE OFFICERS OF THE
REGISTRANT

Robert F. Lowe (56) Chairman, President and Chief Executive Officer and a Director of Bancshares and the Bank, joined the Bank in 1970 and was elected Vice President in 1973. He was elected Senior Vice President in 1980 and Executive Vice President of the Bank and Bancshares in 1982. In 1983, Mr. Lowe was elected a Director of Bancshares and the Bank. On January 1, 1984, he was elected President and Chief Executive Officer of Bancshares and the Bank, and on January 1, 1990, Mr. Lowe was elected Chairman of both Bancshares and the Bank. Mr. Lowe also serves as Chairman, President and a Director of Peoples Finance Company of Lexington, Inc., a subsidiary of the Bank and President and a Director of LSB Financial Services, Inc., a subsidiary of the Bank.

H. Franklin Sherron, Jr. (43), Vice President of Bancshares, joined the Bank in 1990 as Senior Vice President. He was elected Executive Vice President of the Bank in 1996. Mr. Sherron is also Vice President and a Director of Peoples Finance Company of Lexington, Inc., a subsidiary of the Bank, and Senior Vice President of LSB Financial Services, Inc., a subsidiary of the Bank.

Monty J. Oliver (57), Secretary and Treasurer of Bancshares, joined the Bank as Vice President in 1978. He was elected Cashier of the Bank in 1980; and in 1986, he was elected Senior Vice President of the Bank and in 1996 elected Executive Vice President. Mr. Oliver is also Secretary and a Director of Peoples Finance Company of Lexington, Inc., a subsidiary of the Bank, and Secretary and Assistant Treasurer of LSB Financial Services, Inc., a subsidiary of the Bank.

DIRECTORS OF LSB BANCSHARES, INC. AND LEXINGTON STATE BANK

                            [PHOTO: PEOPLE STANDING]

Executive Committee, seated, left to right: Robert B. Smith, Jr.; Burr W. Sullivan; Robert F. Lowe, Chairman of the Board, President & Chief Executive Officer; David A. Smith and; Julius S. Young, Jr.

Directors, standing, left to right: Margaret Lee W. Crowell, Emeritus; Walter A. Hill, Sr.; Roberts E. Timberlake; Clifford A. Erickson, Emeritus; Dothan D. Reece, Emeritus; Samuel R. Harris; L. Klynt Ripple, Emeritus; Archie M. Sink, Emeritus; Lloyd G. Walter, Jr.; Marvin D. Gentry; Michael S. Albert; L. Ardell Lanier, Emeritus; Leonard H. Beck; Archie L. Hodges, Emeritus; Peggy B. Barnhardt; A. Lonnie Davis, Emeritus and; Sue H. Hunter (Not present; Russell J. Gabrielson, Emeritus and; J. Smith Young, Emeritus)

MICHAEL S. ALBERT                                                DAVID A. SMITH
President, CEO and Director of Billings Freight                  Owner, Red Acres Dairy Farm
Systems, Inc.; Treasurer of Cargo Carriers, Inc.;
Vice President of Metro Motor Express, Inc.
                                                                 ROBERT B. SMITH, JR.
PEGGY B. BARNHARDT                                               Attorney
Retired since 1996; former Deputy Superintendent,
Davidson County Schools                                          BURR W. SULLIVAN
                                                                 President, Dorsett Printing and Lithograph Corporation
LEONARD H. BECK
President, Green Printing Company; Director of the               ROBERTS E. TIMBERLAKE
National Association of Printers and Lithographers               Artist/Designer; Chairman, Bob Timberlake, Inc.

MARVIN D. GENTRY                                                 LLOYD G. WALTER, JR., FAIA
President and Chief Executive Officer, The New Fortis            Vice President & Chairman, Walter, Robbs, Callahan  and
Corporation, a wholly-owned subsidiary of K.                     Pierce, Architects, P.A.
Hovnanian Enterprises
                                                                 JULIUS S. YOUNG, JR.
SAMUEL R. HARRIS, M.D.                                           President, Jay Young Management, Inc.
Physician
                                                                 (*) Elected to fill the unexpired term of Margaret Lee W. Crowell.
WALTER A. HILL, SR.
President, Hill Oil Company, Inc.; Vice President and            DIRECTORS EMERITI
Secretary, NorthCo, Inc. (construction development)
                                                                 Margaret Lee W. Crowell(**)
SUE H. HUNTER(*)                                                 A. Lonnie Davis
President, Thomasville Emporium, Inc.;                           Clifford A. Erickson
Vice President, Sidestreet Cafe, Inc.; former Davidson           Russell J. Gabrielson
County Commissioner & Vice Chairperson                           Archie L. Hodges
                                                                 L. Ardell Lanier
ROBERT F. LOWE                                                   Dothan D. Reece
Chairman, President and CEO of Bancshares, the                   L. Klynt Ripple
Bank and Peoples Finance Company of Lexington,                   Archie M. Sink
Inc., a subsidiary of the Bank; President and a                  J. Smith Young
director of LSB Financial Services, Inc., a subsidiary
of the Bank                                                      (**) Retired from active directorship December 31, 1998.

SUMMARY OF
SELECTED FINANCIAL DATA

                                                                                 YEARS ENDED DECEMBER 31
(In thousands, expect per share data and ratios)                 1998         1997        1996         1995      1994
-----------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS

  Interest income                                               $ 49,657    $ 45,467    $ 40,192    $ 32,333    $ 27,338
  Interest expense                                                21,682      19,547      16,536      13,426       9,858
                                                                --------    --------    --------    --------    --------
  Net interest income                                             27,975      25,920      23,656      18,907      17,480
  Provision for loan losses                                          770         785         805         367         282
                                                                --------    --------    --------    --------    -------
  Net interest income
   after provision for loan losses                                27,205      25,135      22,851      18,540      17,198
  Noninterest income                                               6,585       5,389       4,639       3,599       2,851
  Noninterest expense                                             21,151      20,426      17,907      15,091      13,710
                                                                --------    --------    --------    --------    --------
  Income before income taxes                                      12,639      10,098       9,583       7,048       6,339
  Income taxes                                                     3,959       3,336       2,718       1,888       1,578
                                                                --------    --------    --------    --------    --------
  Net income                                                    $  8,680    $  6,762    $  6,865    $  5,160    $  4,761
                                                                --------    --------    --------    --------    --------
  Cash dividends declared                                       $  3,658    $  2,712    $  2,158    $  2,061    $  1,905
                                                                ========    ========    ========    ========    ========

SELECTED YEAR-END ASSETS AND LIABILITIES

  Investment securities                                         $143,843    $105,616    $128,101    $144,639    $125,417
  Loans, net of unearned income                                  436,014     396,991     355,893     297,264     232,632
  Assets                                                         679,006     616,265     551,845     493,433     403,840
  Deposits                                                       567,327     503,025     464,921     428,032     351,587
  Shareholders' equity                                            73,430      67,527      62,862      58,355      48,437

RATIOS (AVERAGES)

  Net income to total assets                                        1.35%       1.16%       1.32%       1.23%       1.22%
  Net income to shareholders' equity                               12.30       10.31       11.36       10.19       10.11
  Dividend payout                                                  42.14       40.11       31.43       39.94       40.01
  Shareholders' equity to total assets                             10.96       11.21       11.62       12.05       12.04

PER SHARE DATA

  Earnings Per Share:
    Basic                                                       $   1.00    $    .78    $    .80    $    .66    $    .61
    Diluted                                                          .98         .77         .79         .65         .60
  Cash dividends declared                                            .42         .35         .25         .24         .24
  Book value at end of year                                         8.42        7.79        7.29        6.80        6.23

AVERAGE BALANCES AND
NET INTEREST INCOME ANALYSIS

Table 1
Fully taxable equivalent basis(1) (In thousands)

                                                  1998                            1997                          1996
                                                 INTEREST                       Interest                       Interest
                                    AVERAGE      INCOME/    AVERAGE    Average  Income/    Average    Average  Income/    Average
                                    BALANCE      EXPENSE  YIELD/RATE   Balance  Expense   Yield/Rate  Balance  Expense   Yield/Rate
                                   ---------------------------------   -----------------------------  -----------------------------
Earning assets:
 Loans and leases
  receivable, net(2)............   $415,463     $39,112      9.41%     $379,672  $35,692     9.40%     $324,195  $30,576     9.43%
 Taxable securities.............     96,486       5,544      5.75        83,133    5,077     6.11       106,870    6,512     6.09
 Tax exempt securities..........     33,116       2,550      7.70        31,202    2,498     8.01        30,753    2,668     8.68
 Federal Home Loan
  Bank..........................      2,228         165      7.41         2,464      179     7.26         1,678      122     7.27
 Interest-Bearing Bank
  Balances......................     21,876       1,087      4.97         1,760       95     5.40           850       48     5.65
 Federal funds sold and
  securities purchased under
  resale agreements.............     33,956       1,903      5.60        48,279    2,639     5.47        19,620    1,033     5.27
                                   --------     -------                --------  -------               --------  -------
  Total earning assets..........    603,125      50,361      8.35       546,510   46,180     8.45       483,966   40,959     8.46

Non-earning assets:
 Cash and due from banks             25,322                              22,657                          19,790
 Premises and equipment              11,516                              11,333                          11,277
 Other assets...................      9,103                               9,016                           8,678
 Reserve for loan losses........     (4,799)                             (4,468)                         (3,812)
                                   --------     -------                --------  -------               --------  -------
  Total assets..................   $644,267     $50,361                $585,048  $46,180               $519,899  $40,959
                                   ========     =======                ========  =======               ========  =======
Interest-bearing liabilities:
 Savings and time
  deposits......................   $466,874     $19,727      4.23%     $425,489  $17,917     4.21%     $387,072  $15,831     4.09%
 Securities sold under
   agreements to
   repurchase...................      6,027         234      3.88         5,637      234     4.15         3,269      168     5.14
 Borrowings from Federal
   Home Loan Bank...............     30,731       1,721      5.60        23,303    1,396     5.99         9,300      537     5.77
                                   --------     -------                --------  -------               --------  -------
 Total interest-bearing
   liabilities..................    503,632      21,682      4.31       454,429   19,547     4.30       399,641   16,536     4.14
 Other liabilities and
 shareholders' equity:
 Demand deposits................     65,271                              61,148                          56,559
 Other liabilities..............      4,779                               3,900                           3,264
 Shareholders' equity...........     70,585                              65,571                          60,435
                                   --------     -------                --------  -------               --------  -------
  Total liabilities and
   shareholders'
   equity.......................   $644,267     $21,682                $585,048  $19,547               $519,899  $16,536
                                   ========     =======                ========  =======               ========  =======
Net interest income and
 net interest margin(3).........                $28,679      4.76%               $26,633     4.87%               $24,423     5.05%
                                                =======      ====                =======     ====                =======    =====
 Interest rate spread(4)........                             4.04%                           4.15%                           4.32%
                                                             ====                            ====                           =====

(1) Income related to securities and loans exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

(2) The average loans and leases receivable balances include non-accruing loans. Loan fees of $1,606, $1,382 and $1,145 for 1998, 1997 and 1996, respectively, are included in interest income.

(3) Net interest margin is computed by dividing net interest income by average earning assets.

(4)      Earning assets yield minus interest-bearing liability rate.

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF OPERATIONS AND
FINANCIAL CONDITION

Management's discussion as presented herein provides an overview of the changes in financial condition and results of operations for LSB Bancshares, Inc. ("Bancshares") and its wholly-owned subsidiary, Lexington State Bank ("LSB") for the years 1998, 1997 and 1996. The consolidated financial statements also include the accounts and results of operations of LSB's wholly-owned subsidiaries, Peoples Finance Company of Lexington, Inc. ("Peoples Finance") and LSB Financial Services, Inc. ("LSB Financial Services"). This discussion and analysis is intended to provide pertinent information in the areas of liquidity, capital resources, results of operation, financial position, asset quality and interest sensitivity. It should be read in conjunction with the audited financial statements, notes and supplemental tables provided herein.

SUMMARY

With the completion of the Old North State Bank merger in 1997, Bancshares expanded its franchise in the central Piedmont area of North Carolina to cover Davidson, Forsyth and Stokes counties. This expanded customer base served by twenty-one offices, along with Bancshares' emphasis on increasing revenues while controlling non-interest expense, increased Bancshares' 1998 net income 28.4% over 1997's results. Net income for the year ended December 31, 1998 was $8,680,000, or $.98 per diluted share, compared to $6,762,000 in 1997, or $.77 per diluted share, and $6,865,000 in 1996, or $.79 per diluted share.

Return on average assets for 1998 was 1.35%, compared to 1.16% for 1997 and 1.32% for 1996. Return on average share-holders' equity was 12.30% for 1998 compared to 10.31% for 1997 and 11.36% for 1996.

Interest rates remained relatively steady during 1998 until the fourth quarter. In October 1998 the prime interest rate made two adjustments of 25 basis points each followed by a third decline of 25 basis points in November. The prime interest rate ended 1998 at 7.75% while remaining steady at 8.50% in 1997 and 8.25% in 1996.

Bancshares' increase in net interest income in 1998 was $2,055,000 or 7.9% compared to $2,264,000 or 9.6% in 1997. The loan loss provision necessary to maintain an adequate reserve in 1998 was sustained at nearly the same level as 1997, reflecting a strong loan portfolio quality. Noninterest income in 1998 increased $1,196,000 or 22.2% compared to 1997, which was up $750,000 or 16.2% over 1996. Noninterest expense in 1998 increased $725,000 or 3.5% compared to $2,519,000 or 14.1% in 1997.

Asset growth for 1998 was $62,741,000 or 10.2% compared to an increase of $64,420,000 or 11.7% in 1997. Total loans for 1998 increased $39,023,000 or 9.8%
compared to $41,098,000 or 11.5% in 1997. In 1998, deposit growth outpaced loan growth by posting a gain of $64,302,000 or 12.8% compared to 1997. Deposit growth in 1997 was $38,104,000 or 8.2% compared to 1996.

VOLUME AND RATE VARIANCE ANALYSIS

                                                                    1998                                     1997
Table 2                                               VOLUME         RATE          TOTAL       Volume         Rate        Total
Fully taxable equivalent basis(1) (In thousands)    VARIANCE(2)    VARIANCE(2)    VARIANCE   Variance(2)    Variance(2)  Variance
                                                    ----------     ----------     ---------  -----------    -----------  ---------
Interest income:
Loans receivable..................................     $ 3,382     $   38         $ 3,420      $ 5,214       $  (98)      $ 5,116
Taxable investment securities.....................         780       (313)            467       (1,456)          21        (1,435)
Tax exempt investment securities..................         150        (98)             52           39         (209)         (170)
Federal funds sold................................        (798)        62            (736)       1,565           41         1,606
Federal Home Loan Bank............................         (18)         4             (14)          57            0            57
Interest-Bearing Bank Balances....................       1,000         (8)            992           49           (2)           47
                                                       ---------------------------------------------------------------------------
   Total interest income..........................       4,496       (315)          4,181        5,468         (247)        5,221
                                                       ---------------------------------------------------------------------------
Interest expense:
Savings and time deposits.........................       1,726         84           1,810        1,610          476         2,086
Securities sold under agreements to repurchase....          16        (16)              0          103          (37)           66
Borrowings from Federal Home Loan Bank............         421        (96)            325          838           21           859
                                                       ---------------------------------------------------------------------------
   Total interest expense.........................       2,163        (28)          2,135        2,551          460         3,011
                                                       ---------------------------------------------------------------------------
Increase (decrease) in net interest income........     $ 2,333     $ (287)        $ 2,046      $ 2,917       $ (707)      $ 2,210
                                                       ===========================================================================

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

MARKET RISK MANAGEMENT

The objectives of market risk management are to ensure long-range profitability performance and minimize risk, adhere to proper liquidity and maintain sound capital. To meet these goals, the process of asset/liability management monitors the exposure to interest rate risk, balance sheet trends, pricing policies and liquidity position.

Profitability and performance are affected by balance sheet composition and interest rate movements. Management responsibility for both liquidity and interest sensitivity reside with a designated Asset/Liability Management Committee ("ALCO"). The ALCO Committee as a part of its asset/liability management decision-making process evaluates all market conditions, interest rate trends and the economic environment. Based upon its view of existing and expected market conditions, the ALCO Committee adopts balance sheet strategies intended to optimize net interest income to the extent possible while minimizing the risk associated with unanticipated changes in interest rates.

Cash and cash equivalents, maturing investments and loans, and securities available for sale are principal sources of liquidity for LSB. Correspondent relationships are also maintained with several large banks in order to have access to federal funds purchases as a secondary source of liquidity. At December 31, 1998, LSB also had available credit from the Federal Home Loan Bank of Atlanta ("FHLB") totaling $60,000,000, of which $31,158,000 remained available. This credit is collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences. These funds could be drawn upon to satisfy liquidity needs or for other purposes deemed appropriate.

During 1998, management's balance sheet strategy was to emphasize deposit growth to fund projected loan demand. Borrowings from the FHLB were reduced through regularly scheduled repayments to a balance at year-end of $28,842,000. This strategy met management's objectives of growth and profitability.

The asset/liability management process also seeks to match maturities and repricing opportunities of interest-sensitive assets and liabilities to minimize risk of interest rate movements. Full discussion of the effects of these respective portfolios on 1998's performance can be found under the headings of earning assets and interest-bearing liabilities. The interest sensitivity schedule analyzing the interest rate risk as of December 31, 1998 is presented in Table 3. As interest sensitivity is continually changing, the table reflects LSB's balance sheet position at one point in time and is not necessarily indicative of its position on other dates. On December 31, 1998, the one-year cumulative interest sensitivity gap was a negative $196,285,000, for a ratio of interest-sensitive assets to interest-sensitive liabilities of .58.

Asset/liability management also addresses liquidity positioning. Liquidity management is required in order to fund current and future extensions of credit, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. As such, it is related to interest rate sensitivity management, in that each

INTEREST SENSITIVITY ANALYSIS (1)

                                                                                    DECEMBER 31, 1998
Table 3                                                                                    TOTAL
(In thousands)                                        1 - 90     91 - 180    181-365   SENSITIVE       1 - 5      OVER
                                                         DAY          DAY        DAY      WITHIN        YEAR    5-YEAR
                                                   SENSITIVE    SENSITIVE  SENSITIVE    ONE YEAR   SENSITIVE  SENSITIVE     TOTAL
                                                   ---------------------------------------------------------------------------------
Interest-earning assets:
Loans, net of unearned income....................  $ 128,044    $ 26,378   $ 52,660    $ 207,082    $183,707   $ 45,225    $ 436,014
U.S. Treasury securities.........................      4,784       2,001      2,998        9,783      27,671                  37,454
U.S. government agencies obligations.............      2,284         549                   2,833      64,696                  67,529
Obligations of states and political subdivisions.        650         901                   1,551       6,839     28,301       36,691
Federal Home Loan Bank...........................      2,169                               2,169                               2,169
Interest-Bearing Bank Balances ..................      9,862                               9,862                               9,862
Federal funds sold...............................     40,595                              40,595                              40,595
                                                   ---------    --------   --------    ---------    --------   --------    ---------
   Total interest-earning assets.................  $ 188,388    $ 29,829   $ 55,658    $ 273,875    $282,913   $ 73,526    $ 630,314
                                                   =========    ========   ========    =========    ========   ========    =========
Interest-bearing liabilities:
N.O.W. account deposits..........................  $ 107,593                           $ 107,593                           $ 107,593
Money market deposits............................    143,039                             143,039                             143,039
Regular savings deposits.........................     36,683                              36,683                              36,683
Time deposits....................................     75,361    $ 52,496   $ 45,760      173,617    $ 34,754                 208,371
Securities sold under agreements to repurchase...      5,536                               5,536                               5,536
Borrowing from Federal Home Loan Bank ...........      1,975         834        883        3,692      20,150   $  5,000       28,842
                                                   ---------    --------   --------    ---------    --------   --------    ---------
   Total interest-bearing liabilities............  $ 370,187    $ 53,330   $ 46,643    $ 470,160    $ 54,904   $  5,000    $ 530,064
                                                   =========    ========   ========    =========    ========   ========    =========
Interest sensitivity gap.........................  $(181,799)   $(23,501)  $  9,015    $(196,285)
Ratio of interest-sensitive assets/
  interest-sensitive liabilities.................        .51         .56       1.19          .58

(1) Interest sensitivity is computed using assets and liabilities having interest rates that can be adjusted during the period indicated.

SUMMARY OF INVESTMENT  SECURITIES  PORTFOLIO

Table 4
(In thousands)
                                                     DECEMBER 31, 1998     December 31, 1997       December 31, 1996
                                                    CARRYING     MARKET    Carrying      Market    Carrying       Market
                                                       VALUE      VALUE       Value       Value       Value        Value
                                                   --------------------    --------------------   ----------------------
U.S. Treasury securities.........................  $  36,668  $  37,510    $ 35,308    $ 35,328   $  36,809     $ 36,772
U.S. government agencies obligations.............     66,558     66,683      35,109      35,084      47,401       47,330
Mortgage-backed obligations......................        716        713       1,017       1,017       8,888        8,856
Obligations of state and political subdivisions..     36,642     38,247      31,769      33,092      30,486       31,584
Other............................................          0          0           0           0       2,804        2,790
Federal Home Loan Bank...........................      2,169      2,169       2,413       2,413       1,713        1,713
                                                   ---------  ---------    --------    --------   ---------     --------
  Total securities...............................  $ 142,753  $ 145,322    $105,616    $106,934   $ 128,101     $129,045
                                                   =========  =========    ========    ========   =========     ========

As of the latest reported period, the registrant is not aware of any issuer, and the aggregate book value and aggregate market value of the securities of such issuer, when the aggregate book value of such securities exceeds 10% of the registrant's shareholders' equity.


is affected by maturing assets and liabilities. While interest sensitivity management is concerned with repricing intervals of assets and liabilities, liquidity management is concerned with the maturities of those respective balances. An appropriate liquidity position is further accomplished through deposit growth and access to sources of funds other than deposits, such as the federal funds market. Traditionally, LSB has been a seller of excess investable funds in the federal funds market and uses these funds as a part of its liquidity management. Net cash provided by operating activities, a primary source of liquidity, was $3,137,000 in 1998 compared to $8,307,000 in 1997 and $5,549,000 in 1996. Details of cash flows for the years 1998, 1997 and 1996 are provided in the Consolidated Statements of Cash Flows.

NET INTEREST INCOME

Net interest income, on a fully taxable basis, amounted to $28,679,000 in 1998 compared to $26,633,000 in 1997 and $24,423,000 in 1996. Tax-equivalent net interest income as a percentage of average earning assets, or net interest margin, amounted to 4.76% in 1998, 4.87% in 1997 and 5.05% in 1996. The net interest margin is computed by dividing net interest income by average earning assets. The major components of tax-equivalent net interest income for the three years ended December 31, 1998, are shown in Table 1.

Interest rates began to decline in the fourth quarter of 1998 following a relatively stable interest rate environment during the two previous years. The decline in interest rates in the fourth quarter of 1998 primarily affected securities and short-term investments, while the average loan yield for 1998 was up one basis point from 1997. Overall, the average yield on earning assets declined ten basis points in 1998 while the average rate on interest-bearing liabilities increased one basis point. This placed the interest rate spread at 4.04% for 1998 compared to 4.15% for 1997 and 4.32% for 1996.

Average loan yield in 1998 remained comparable to that of 1997, while loan volume increased producing favorable results for Bancshares' net interest income. Average total earning assets in 1998 increased $56,615,000 or 10.4% compared to 1997, while average total interest-bearing liabilities increased $49,203,000 or 10.8% during the same period. The decrease in the net interest margin in 1998 was principally due to a more rapid decline in the average yield on earning assets than that experienced on the average rate paid on interest-bearing liabilities. A more detailed discussion of the volume and rate variance is held under the sections of Earning Assets and Interest-Bearing liabilities. An analysis of volume and rate changes is presented in Table 2.

EARNING ASSETS

As reported in Table 1 the gain in average earning assets for 1998 was $56,615,000 or 10.4% compared to $62,544,000 or 12.9% for 1997. The average balance of the loan portfolio for 1998 increased $35,791,000 or 9.4% compared to 1997, which posted a gain of $55,477,000 or 17.1% over 1996.

As shown in Table 2, the 1998 increase in loan balances accounted for a volume related income increase of $3,382,000 compared to 1997's gain of $5,214,000. As the average yield on loans for 1998 was 9.41% compared to 9.40% for 1997, the rate variance accounted for only $38,000 of the total loan variance.

The average balance of the taxable investment securities portfolio in 1998 was $96,486,000, which was an increase of $13,353,000 or 16.1% compared to 1997. The tax-exempt investment securities portfolio has grown modestly during 1998, 1997 and 1996. At December 31, 1998, total investment securities available-for-sale was $83,936,000, an increase of $33,211,000 or 65.5% from 1997. Investment securities held-to-maturity at December 31, 1998 totaled $59,907,000, an increase of $5,016,000 or 9.1%. As shown in the Volume and Rate Variance Analysis, Table 2, these gains produced a positive volume variance of $780,000 for taxable investment securities. Yields on taxable investment securities decreased 36 basis points in 1998, creating a negative rate variance of $313,000. The increase in average tax-exempt investment securities in 1998 of $1,914,000 or 6.1% over 1997 produced a positive volume variance of $150,000. The decline in average yield on tax-exempt investment securities of 31 basis points in 1998 produced a negative rate variance of $98,000.

In 1998 some short-term investments were made in interest bearing accounts with bank approved institutions. These investments were used along with federal funds sold to maintain LSB's liquidity position. The average balance of these short-term investments was increased $5,557,000 or 10.6% in 1998 primarily for management of the bank's liquidity position.

As of the latest reported period, the registrant is not aware of any issuer, and the aggregate book value and aggregate market value of the securities of such issuer, when the aggregate book value of such securities exceeds ten percent of the registrant's shareholders' equity.

INTEREST BEARING LIABILITIES

The gain in average interest-bearing liabilities for 1998 was $49,203,000 or 10.8% compared to $54,788,000 or 13.7% in 1997. Interest rates paid on liabilities increased one basis point in 1998 compared to an increase of 16 basis points in 1997.

The majority of LSB's interest-bearing liabilities consist of savings and time deposits. The increase in these deposits for 1998 was $41,385,000 or 9.7% compared to $38,417,000 or 9.9% for 1997. The increase in interest-bearing deposits for 1998 resulted in a volume variance of $1,726,000, while a one basis point increase in average rates paid added an $84,000 rate variance. The schedule for average deposits is presented in Table 6 for years 1998, 1997 and 1996. Average interest rates paid on money market deposits increased 44 basis points in 1998 compared to 1997. Average balances for money market deposits in 1998 increased $29,024,000 or 34.2% over 1997. Time deposit average interest rates increased 15 basis points in 1998 compared to 1997, while the average balances remained relatively flat year to year. N.O.W. account average interest rates declined 14 basis points in 1998 compared to 1997, while N.O.W. account balances experienced a gain of $7,169,000 or 8.0%. Average interest rates paid on regular savings deposits decreased 42 basis points in 1998 as average balances increased $5,838,000 or 15.2%.

Securities sold under agreements to repurchase account for a small proportion of total interest-bearing liabilities. The average volume of these liabilities increased $390,000 in 1998 and $2,368,000 in 1997. Average borrowed funds from the FHLB in 1998 was $30,731,000, an increase of $7,428,800 or 31.9% over 1997.
As shown in the Volume and Rate Variance Analysis, Table 2, this produced a volume variance of $421,000. A decrease of 39 basis points in the average interest rate paid on borrowings from the FHLB produced a negative rate variance of $96,000.

INVESTMENT SECURITIES
PORTFOLIO MATURITY SCHEDULE

                                                            DECEMBER 31, 1998

Table 5                                                                 WEIGHTED
(In thousands)                                              CARRYING     AVERAGE
                                                               VALUE   YIELD (1)
                                                           ---------   ---------
U.S. Treasury securities:
 Within one year......................................      $  8,996     6.21%
 One to five years....................................        27,672     5.84
                                                            --------
  Total...............................................        36,668     5.93
                                                            --------
U.S. government agencies obligations:
 Within one year......................................         1,862     5.98
 One to five years....................................        64,696     5.63
                                                            --------
  Total...............................................        66,558     5.64
                                                            --------
Mortgage-backed obligations...........................           716     5.50
                                                            --------
Obligations of states and political subdivisions:
 Within one year......................................         1,551     9.32
 One to five years....................................         6,839    10.52
 Five to ten years....................................        14,849     8.82
 After ten years......................................        13,403     7.76
                                                            --------
  Total...............................................        36,642     8.76
                                                            --------
Federal Home Loan Bank................................         2,169     7.43
                                                            --------
Total securities......................................      $142,753     6.53
                                                            --------

(1) Income related to securities and loans exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.


CAPITAL RESOURCES AND SHAREHOLDERS' EQUITY

At December 31, 1998, shareholder's equity was $73,430,000, an increase of 8.7% compared to December 31, 1997, following an increase of 7.4% over 1996. Average shareholders' equity as a percentage of average total assets amounted to 10.96% in 1998, 11.21% in 1997, and 11.62% in 1996.

Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders' equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the reserve for loan losses and certain long-term debt. At December 31, 1998, based on these measures, Bancshares' had a Tier 1 capital ratio of 16.94% compared to the regulatory requirement of 4% and a total capital ratio of 18.13% compared to an 8% regulatory requirement.

Additional regulatory capital measures include the Tier 1 leverage ratio. Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At December 31, 1998, Bancshares' Tier 1 leverage ratio was 11.15%.

In November of 1998, the Board of Directors ("Board") approved a stock repurchase program for up to 300,000 shares of its common stock, or approximately 3.4% of its outstanding shares. The Board authorized the repurchase of shares of common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable

AVERAGE TOTAL  DEPOSITS

Table 6
(In thousands)

                                                         1998                    1997                    1996
                                                   AVERAGE   AVERAGE      Average    Average     Average       Average
                                                   BALANCE      RATE      Balance       Rate     Balance          Rate
                                                 -------------------    --------------------    ----------------------
Demand deposits...............................   $  65,271              $  61,148               $ 56,559
N.O.W. account deposits.......................      96,809      2.44%      89,640       2.58%     80,840          2.50%
Money market deposits.........................     113,798      4.05       84,774       3.61      72,539          3.35
Regular savings deposits......................      44,285      1.77       38,447       2.19      39,024          2.27
Time deposits.................................     211,982      5.65      212,628       5.50     194,669          5.39
                                                 ---------              ---------               --------
 Total deposits(1)............................   $ 532,145              $ 486,637               $443,631
                                                 =========              =========               ========

                                                                       DECEMBER 31, 1998

                                                              OVER 3          OVER 6
                                              3 MONTHS       THROUGH         THROUGH          OVER 12
                                               OR LESS      6 MONTHS       12 MONTHS           MONTHS              TOTAL
                                              --------------------------------------------------------------------------
Time deposit maturity schedule:(2)
Time deposits of $100,000 or more...........   $29,449       $11,542          $7,631             $859            $49,481

(1)      The bank has no deposits in foreign offices.
(2) The bank has no other time deposits of $100,000 or more issued by domestic offices.

securities laws and regulations. The repurchase plan is intended to help Bancshares achieve its goal of building shareholder value and maintaining appropriate capital levels.

The number of shareholders holding Bancshares stock totaled approximately 6,240 at December 31, 1998. Participants in Bancshares' dividend reinvestment plan total 1,565 representing 25.1% of total shareholders.

NONINTEREST INCOME

Noninterest income for 1998 increased $1,196,000 or 22.2% compared to an increase of $750,000 or 16.2% in 1997 and an increase of $1,040,000 or 28.9% in 1996. Service charges on deposit accounts for 1998 increased $166,000 or 6.5% compared to 1997, which was virtually unchanged compared to 1996. The gain realized from the sales of mortgage loans in 1998 totaled $328,000 compared to $186,000 in 1997 and $119,000 in 1996. Other operating income increased $856,000 or 31.9% in 1998 compared to increases of $629,000 or 30.6% in 1997 and $590,000 or 40.2% in 1996. Financial statement Note 9 details material items contained in other operating income. Bankcard income generated in 1998 increased $319,000 or 57.1% compared to $183,000 or 48.7% in 1997 and $89,000 or 31.0% in 1996. Fee
income generated from the servicing of sold mortgage loans and customer related service fees increased $148,000 or 25.7% in 1998, $162,000 or 39.1% in 1997 and
$166,000 or 66.9% in 1996. Commissions generated by LSB Financial Services attained the largest percentage and dollar increase in 1998. Commissions from the subsidiary for 1998 increased $364,000 or 79.6% compared to $146,000 or 46.9% in 1997 and $219,000 or 238.0% in 1996. Trust income for 1998 increased $56,000 or 12.6% compared to $35,000 or 8.6% in 1997 and $93,000 or 29.5% in
1996.

NONINTEREST EXPENSE

Total noninterest expense, excluding merger-related costs and restructuring charges, totaled $20,991,000 in 1998, $18,932,000 in 1997 and $17,385,000 in
1996. These amounts represent increases of $2,059,000 or 10.9% in 1998 over 1997 and $1,547,000 or 8.9% in 1997 over 1996.

Personnel expense represented the largest dollar increase of non-interest expense. Personnel expense, consisting of both employee salaries and benefits, increased $785,000 or 7.6% in 1998 compared to $284,000 or 2.8% in 1997. These increases are attributable to normal increases in compensation and increases in the number of full-time equivalent employees. In 1998, full-time equivalent employees totaled 328 compared to 315 in 1997.

Occupancy expense increased $36,000 or 2.9% in 1998 compared to a decrease of $20,000 or 1.6% in 1997. Equipment depreciation and maintenance expense for 1998 increased $41,000 or 3.5% following an increase of $190,000 or 19.1% in 1997. The increase in 1997 is attributable to enhancement of LSB's technological capabilities. Other operating expenses in 1998 increased $1,197,000 or 19.5% compared to an increase of $1,093,000 or 21.7% in 1997. Financial statement Note 9 details the material items contained in other operating expenses. Automated services expense in 1998 increased $133,000 or 10.0% compared to increases of $211,000 or 18.9% in 1997 and $156,000 or 16.3% in 1996. These increases are the result of LSB's expanding automation program to enhance customer service and improve operating efficiencies. Bankcard expense increased $256,000 or 57.3% in 1998 compared to $152,000 or 51.5% in 1997 and $63,000 or 27.7% in 1996. These
increases are attributable to growth in the bankcard portfolio. Legal and professional expense increased $307,000 or 42.4% in 1998 over 1997, which was up $26,000 or 3.7% from 1996. The 1998 increase in legal and professional expense is primarily due to additional regulatory compliance attributable to asset growth of the company. As a normal course of business, other expenses increased $465,000 or 22.6% in 1998 compared to $348,000 or 20.3% in 1997 and $237,000 or
16.1% in 1996.

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

The reserve for loan losses was $5,048,000 or 1.16% of loans outstanding at December 31, 1998 compared to $4,601,000 or 1.16% of loans outstanding at December 31, 1997. Net charge offs for 1998 were $323,000 or .08% of average loans outstanding, compared to 1997 net charge offs of $259,000 or .07% of average loans outstanding. Net charge offs in 1996 were $441,000 or .14% of average loans outstanding. The 1998 provision for loan losses was slightly less than that of the previous year, reflecting the total coverage of the reserve in relation to outstanding loans and the quality of the loan portfolio. Additional information regarding the reserve for loan losses is contained in Table 8, "Analysis of Reserve for Loan Losses".

Nonperforming assets, which include nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due, totaled $1,912,000 at December 31, 1998, $2,155,000 at December 31, 1997, and $2,390,000 at December 31, 1996. Nonperforming assets as a percentage of loans outstanding at the end of the year amounted to .44% in 1998, .54% in 1997, and .67% in 1996. Bancshares had no nonaccrual loans at December 31, 1998 compared to $127,000 at December 31, 1997 and $611,000 at December 31, 1996. Accruing loans past due 90 days totaled $759,000 at December 31, 1998 compared to $334,000 at December 31, 1997 and $369,000 at December 31, 1996. The accrual of interest is generally discontinued on all loans that become 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. Table 9, "Nonperforming Assets", discloses the components of nonperforming assets. At December 31, 1998, the reserve for loan losses was 2.64 times nonperforming loans compared to 2.14 times nonperforming loans at December 31, 1997. Based on the current loan portfolio and levels of current problem assets and potential problem loans, management believes the provision for loan losses to be adequate.

In management's judgment, the allocation of the reserve for loan losses for 1998 shown in Table 10, accurately reflects the inherent risks associated with each of the various lending categories.

As a part of credit administration, management regularly reviews and grades its loan portfolio for purposes of determining asset quality and the need to make additional provisions for loan losses. The review process is performed both internally and externally, through the employment of independent credit review professionals. The reserve for loan losses represents

SUMMARY OF LOAN PORTFOLIO

Table 7
(In thousands)
                                                                  1998         1997          1996         1995          1994
                                                              --------------------------------------------------------------
Commercial, financial and agricultural....................    $144,955     $132,181      $131,235     $129,972      $ 98,471
Real estate - construction................................      19,131       12,978        10,493        9,319         6,760
Real estate - mortgage....................................     206,068      185,384       145,845       96,690        71,520
Installment loans to individuals..........................      62,747       62,909        60,181       53,753        48,451
Lease financing...........................................         978         792            678            0             0
Other.....................................................       2,135        2,747         7,461        7,530         7,430
                                                              --------     --------      --------     --------      --------
Total loans, net of unearned income.......................    $436,014     $396,991      $355,893     $297,264      $232,632
                                                              ========     ========      ========     ========      ========

(*) The bank has no foreign loan activity.

MATURITIES AND SENSITIVITIES OF
LOANS TO CHANGES IN INTEREST RATES

                                                  DECEMBER 31, 1998
                                       COMMERCIAL,
                                       FINANCIAL            REAL ESTATE -
                                       AND AGRICULTURAL     CONSTRUCTION           TOTAL
                                       -------------------------------------------------
Due in 1 year or less..............      $  32,986             $19,131          $ 52,117
Due after 1 year through
 5 years:
  Fixed interest rates.............         55,468                                55,468
  Floating interest rates..........         11,033                                11,033
Due after 5 years:
  Fixed interest rates.............         20,119                                20,119
  Floating interest rates..........         25,349                                25,349
                                         ---------             -------          --------
   Total...........................      $ 144,955             $19,131          $164,086
                                         =========             =======          ========

ANALYSIS OF RESERVE FOR LOAN LOSSES



Table 8
                                                                                AS OF OR FOR THE YEARS ENDED
(In thousands)                                                                           DECEMBER 31
                                                                        1998        1997        1996        1995        1994
                                                                    --------------------------------------------------------

  Average amount of loans outstanding, net of unearned income ...   $415,463    $379,672    $324,195    $245,032    $227,666
  Amount of loans outstanding, net of unearned income ...........    436,014     396,991     355,893     297,264     232,632
Reserve for loan losses:
  Balance on January 1 ..........................................   $  4,601    $  4,075    $  3,711    $  3,013    $  3,096
                                                                    --------    --------    --------    --------    --------
Loans charged off:
  Secured by real estate ........................................          0           0          57          49           0
  Commercial and industrial .....................................         65         382         225         169         299
  Installment ...................................................        285         330         197         147         127
  Credit card ...................................................        101         139          93          58          28
                                                                    --------    --------    --------    --------    --------
    Total charge-offs ...........................................        451         851         572         423         454
                                                                    --------    --------    --------    --------    --------
Recoveries of loans previously charged off:
  Secured by real estate ........................................          0           0           0          11           7
  Commercial and industrial .....................................          9         486          20          28          10
  Installment ...................................................         91          89          86          78          56
  Credit card ...................................................         28          17          25          17          15
                                                                    --------    --------    --------    --------    --------
    Total recoveries ............................................        128         592         131         134          88
                                                                    --------    --------    --------    --------    --------
Net loans charged off ...........................................        323         259         441         289         366
                                                                    --------    --------    --------    --------    --------
Provision for loan losses .......................................        770         785         805         367         283
                                                                    --------    --------    --------    --------    --------
Acquired bank's allowance at date of acquisition ................          0           0           0         620           0
                                                                    --------    --------    --------    --------    --------
  Balance on December 31 ........................................   $  5,048    $  4,601    $  4,075    $  3,711    $  3,013
                                                                    ========    ========    ========    ========    ========
  Ratio of net charge-offs of loans to average loans outstanding
    during the year .............................................        .08%        .07%        .14%        .12%        .16%


management's estimate of an amount adequate to provide for the risk of future losses inherent in the loan portfolio. In its on-going analysis of the reserve for loan losses and its adequacy, management considers LSB's historic loan loss experience, economic risks associated with each of the lending categories, amount of past due and nonperforming loans, underlying collateral values securing loans, credit concentrations and other factors which might affect potential credit losses.

LSB is also subject to regulatory examinations and determinations as to the adequacy of its reserve for loan losses, which may take into account such factors as the methodology used to calculate the reserve and the size of the reserve in comparison to peer banks identified by the regulatory agencies. During 1998, all credit relationships of $50,000 or more were reviewed as a part of LSB's credit administration. A review of large credits was conducted by a regulatory agency examination revealing that there were no material problem credits that had not been previously identified by management.

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

INCOME TAXES

Bancshares' effective tax rate decreased to 31.3% in 1998 from 33.0% in 1997 compared to 28.4% in 1996. Financial statement Note 10 provides a reconciliation between the amount of taxes computed using the statutory tax rate and the actual tax expense. The decrease in Bancshares' effective tax rate for 1998 was primarily the result of fewer non-deductible merger expenses.

INFLATION

For financial institutions, the effects of inflation and governmental programs to control it tend to vary from non-bank companies. The impact is more likely to be felt by banking institutions in the interest rate associated with earning assets and interest bearing liabilities. Reduced inflation tends to improve interest margins associated with interest-bearing assets and liabilities.

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

ACCOUNTING AND REGULATORY ISSUES

In March 1997, FASB issued Statement No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure". SFAS 129 establishes standards for disclosing information about a company's capital structure. It consolidates the disclosure requirements that were previously covered in APB-10 "Omnibus Opinion-1996". APB-15 "Earnings per Share", and SFAS 47, "Disclosure of Long-Term Obligations". SFAS 129 requires that information about an entity's capital structure be disclosed in three separate categories of securities, liquidation preference of preferred stock, and redeemable stock. Further, SFAS 129 specifies that the entity shall provide within its financial statements a summary explanation of the pertinent rights and privileges of the various securities that are outstanding. SFAS 129 is effective for financial statements for periods ending after December 15, 1997. Bancshares has adopted SFAS 129 for its financial statements beginning after December 31, 1997, with no material effect on its financial position and operating results.

In June 1997, FASB issued Statement No. 130 ("SFAS 130"), "Reporting of Comprehensive Income", which requires entities to report comprehensive income in their basic financial statements. As such, SFAS 130 establishes standards of disclosure and financial statement display for reporting total comprehensive income. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources inclusive of net income. Under SFAS 130, financial statement presentation of comprehensive income may be presented in a separate statement of comprehensive income, in the statement of changes in equity, or below the total of net income in the income statement. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Statement must be adopted as of the beginning of the entity's fiscal year with any prior period financial statements presented for comparative purposes to be reclassified to reflect the provisions of SFAS 130. Bancshares has adopted SFAS 130 for its financial statements beginning January 1, 1998. No material effect on its financial position and operating results is anticipated.

Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" was issued by FASB in June 1997. It replaces SFAS 14 "Financial Reporting for Segments of a Business Enterprise" and its amendments. SFAS 131 requires entities to report certain information about their operating segments in a complete set of financial statements to shareholders. Further, SFAS 131 requires that certain entity-wide information about products and services, activities in different geographic areas, and reliance on major customers to be disclosed. Separate disclosure of information is required about an operating segment that meets any of the following thresholds: a) its reported revenue, including both sales to external customers and inter-segment sales or transfers, is 10% or more of the combined internal and external revenue of all reported operating segments; b) the absolute amount of its reported profit or loss is 10% or more of the greater, in absolute amount, or (i) the combined reported profit of all operating segments that do not report a loss or (ii) the combined reported loss of all


NONPERFORMING   ASSETS


Table 9

(In thousands)                                                                        DECEMBER 31
                                                                       1998      1997      1996      1995      1994
                                                                     ----------------------------------------------

Nonaccrual loans:
 Secured by real estate ..........................................   $    0    $    0    $  424    $  990    $    0
 Commercial and industrial .......................................        0       127       187       390         0
Restructured loans ...............................................      232       502       259       289         0
Other real estate acquired through foreclosed properties .........      921     1,192     1,151       988     1,059
Accruing loans which are contractually past due 90 days or more...      759       334       369       206     1,108
                                                                     ------    ------    ------    ------    ------
Total nonperforming assets .......................................   $1,912    $2,155    $2,390    $2,863    $2,167
                                                                     ======    ======    ======    ======    ======
Nonperforming assets to:
 Loans outstanding at end of year ................................      .44%      .54%      .67%      .96%      .93%
 Total assets at end of year .....................................      .28       .35       .43       .58       .54


Loss of interest income associated with nonperforming loans at
 December 31:
                                                                                 YEARS ENDED DECEMBER 31
                                                                       1998      1997      1996      1995      1994
                                                                     ----------------------------------------------

Interest income that would have been recorded in accordance
 with original terms .............................................   $    0    $    1    $   52    $   34    $   71
Less interest income actually recorded ...........................        0         0         3         7         0
                                                                     ------    ------    ------    ------    ------
Loss of interest income ..........................................   $    0    $    1    $   49    $   27    $   71
                                                                     ======    ======    ======    ======    ======

ALLOCATION OF RESERVE FOR LOAN LOSSES (*)


Table 10                        1998             1997             1996             1995             1994
                                     LOANS            LOANS            LOANS            LOANS            LOANS
 (In thousands)                          %                %                %                %                %
                                     TOTAL            TOTAL            TOTAL            TOTAL            TOTAL
                           AMOUNT    LOANS  AMOUNT    LOANS  AMOUNT    LOANS  AMOUNT    LOANS  AMOUNT    LOANS
                           ---------------  ---------------  ---------------  ---------------  ---------------

Commercial, financial
 and agricultural .....    $1,330    33.2%  $1,212    33.3%  $1,075    36.9%  $1,100    43.7%  $  780    42.3%
Real estate -
 construction .........       555     4.4      506     3.3%     450     2.9      346     3.1      251     2.9
Real estate -
 mortgage .............     2,000    47.4    1,815    46.7%   1,529    41.0    1,390    32.5    1,130    30.8
Installment loans to
 individuals ..........       913    14.3      828    15.8%     766    16.9      675    18.2      652    20.8
Lease financing .......        60      .2       55      .2%      55      .2        0      .0        0      .0
Other .................        90      .5       85      .7%     110     2.1      110     2.5      110     3.2
Unallocated ...........       100      .0      100      .0%      90      .0       90      .0       90      .0
                           ------   -----   ------   -----   ------   -----   ------   -----   ------   -----
 Total ................    $5,048   100.0%  $4,601   100.0%  $4,075   100.0%  $3,711   100.0%  $3,013   100.0%
                           ======   =====   ======   =====   ======   =====   ======   =====   ======   =====

(*) The reserve for loan losses has been allocated only on an approximate basis.
    The entire amount of the reserve is available to absorb losses occurring in any category. The allocation is not necessarily indicative of future losses.


operating segments that did report a loss; c) its assets are 10% or more of the combined assets of all operating segments. Bancshares operates in a single industry segment and therefore does not meet any of the threshold requirements of SFAS 131.

Statement No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued by FASB effective for fiscal years beginning after December 15, 1997. SFAS 132 supersedes disclosure requirements contained in SFAS 87 "Employers' Accounting for Pensions", SFAS 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS 132 standardizes disclosure requirements and requires additional information concerning changes in benefit obligations and the fair value of plan assets. Bancshares has adopted SFAS 132 for its financial statements beginning January 1, 1998, with no material effect on its financial position and operating results.

In June 1998, FASB issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts and for hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities on the balance sheet at their fair value. Requirements of SFAS 133 could affect the amount of an institution's recorded assets, liabilities, equity as well as its regulatory capital levels. As defined under SFAS 133 derivatives carry a designation of (a) no hedge designation, (b) fair value hedge, (c) cash flow hedge, or (d) foreign currency hedge. SFAS 133 is effective for fiscal periods, both years and quarters, beginning after June 15, 1999. Bancshares does not presently have any derivative instruments within the definition of SFAS 133 and, as such, does not anticipate any material effect on its financial position and operating results from adoption of the standard.

In May 1997, the Federal Financial Institutions Examination Council (FFIEC) issued an Interagency Statement "Year 2000 Project Management Awareness" to emphasize the critical issues that need to be addressed to implement an effective Year 2000 project management plan. The FFIEC Statement identified five phases of the Year 2000 project management process. In the awareness phase, the corporation defines the issues and potential challenges associated with the Year 2000 problem. In the assessment phase, an evaluation is conducted to determine the size and complexity of ensuring Year 2000 readiness. During the renovation phase, required system upgrades would be made. In the validation phase, testing of all computer systems and software would be done to meet the corporation's Y2K compatibility standards. The final step is the implementation phase, which incorporates Year 2000 ready systems into day-to-day operations.

The "Year 2000 problem" stems from the inability of computer systems to identify the change from the years of the 1900's to the years 2000. This comes about because most computer hardware and software systems have historically used only two digits to identify the applicable year. Hence, as the turn of the century approaches, these systems could be unable to distinguish between 1900 and 2000 resulting in possible errors and system failures causing wide spread disruption to business operations.

Bancshares has acknowledged the importance of this issue and established a Year 2000 Project Team (Y2K) to ensure Year 2000 compliance. Bancshares' Year 2000 Plan follows the guidelines outlined by the Federal Financial Institutions Examination Council. The Y2K Team consists of senior officers within the company's operations area, information systems area, audit department, corporate area and senior management. Senior management, with Board of Directors' approval and oversight, establishes the commitment of resources and prioritization.

Bancshares has completed the awareness phase and the assessment phase of both its information technology (computer

QUARTERLY FINANCIAL DATA


Table 11

(In thousands except per share data)                   1998                                    1997
                                      4TH QTR.  3RD QTR.  2ND QTR.  1ST QTR.  4TH QTR.  3RD QTR.  2ND QTR.  1ST QTR.
                                      -------------------------------------   -------------------------------------

Interest income ..............        $12,657   $12,732   $12,351   $11,917   $11,985   $11,510   $11,177   $10,795
Interest expense .............          5,525     5,441     5,426     5,290     5,114     5,084     4,810     4,539
                                      -------   -------   -------   -------   -------   -------   -------   -------

Net interest income ..........          7,132     7,291     6,925     6,627     6,871     6,426     6,367     6,256
Provision for loan losses ....            250       180       175       165       318       159       190       118
                                      -------   -------   -------   -------   -------   -------   -------   -------

Net interest income after
  provision for loan losses...          6,882     7,111     6,750     6,462     6,553     6,267     6,177     6,138
                                      -------   -------   -------   -------   -------   -------   -------   -------

Noninterest income ...........          1,751     1,667     1,671     1,496     1,356     1,407     1,358     1,268
                                      -------   -------   -------   -------   -------   -------   -------   -------

Noninterest expense ..........          5,121     5,268     5,317     5,445     5,110     6,075     4,747     4,494
                                      -------   -------   -------   -------   -------   -------   -------   -------

Income before income taxes              3,512     3,510     3,104     2,513     2,799     1,599     2,788     2,912
Income taxes .................          1,126     1,122       935       776       808       765       863       900
                                      -------   -------   -------   -------   -------   -------   -------   -------

Net income ...................        $ 2,386   $ 2,388   $ 2,169   $ 1,737   $ 1,991   $   834   $ 1,925   $ 2,012
                                      =======   =======   =======   =======   =======   =======   =======   =======

Earnings per share:
 Basic .......................        $   .27   $   .27   $   .25   $   .21   $   .23   $   .10   $   .22   $   .23
 Diluted .....................            .27       .27       .24       .20       .23       .09       .22       .23


systems) and non-information technology systems (heating, air condition systems, elevator systems, calculators, etc.). Testing strategies and plans have been completed and put in place. These first two phases were completed on schedule in April of 1998.

Bancshares is presently on schedule with the renovation phase and validation phase of its internal software with completion projected for mid 1999. Software programs from the National Software Testing Laboratories (NSTL) are being utilized to test all personal computers and computer servers for compliance. Data processing of Bancshares is through Fiserv in an RJE environment. As such, the bank is participating with Fiserv's Testing Acceptance Group and the Client Advisory Board in Year 2000 testing. The renovation phase and validation phase of the Fiserv system has been completed and the implementation phase is in progress.

Third party audits have been requested from all major vendors and suppliers to assist in determining their ability to be Year 2000 compliant. Bancshares has also conducted due diligence inquiries concerning vendors' Y2K readiness and implemented appropriate internal testing and verification of vendors' products and services. Major loan and deposit customers have also been identified to assess the extent to which Bancshares is vulnerable to those third parties should they fail to be Year 2000 ready. However, there can be no guarantee that the systems of other organizations on which Bancshares operations rely will be converted timely, or that a failure to convert by another organization, or a conversion that is incompatible with Bancshares' systems, will not have an adverse effect on Bancshares.

The estimated cost of Bancshares' Year 2000 project is currently $400,000 and is being funded through operating cash flows. As of December 31, 1998, a cumulative total of $94,000 has been expensed as it relates to the awareness and assessment phases and preparation for the validation and implementation phases. The costs of the Year 2000 project and the date on which Bancshares plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans.

Bancshares is currently developing contingency plans that outline emergency response procedures that adhere to regulatory guidelines. The contingency plans represent an enhancement of Bancshares' business resumption plans and have as their goal the resumption of business in the event there is a disruption of critical systems necessary to operate. The contingency plans include the use of alternative service providers, off-site processing, consolidation of customer services, alternative communications support and other contingency service suppliers. Federal regulatory agencies periodically review Bancshares' Year 2000 conversion efforts and have had no adverse criticism on the progress to date or its schedule to complete the Year 2000 project.

Although the Year 2000 project has been given management's top priority, there have been no serious delays to other information technology projects. To a great extent this is due to Bancshares third party processing by Fiserv, which has provided added support in meeting Year 2000 project goals as well as ongoing information technology projects. As such, there are no anticipated delays in information technology projects that would have an adverse effect on Bancshares' financial condition and results of operations.

Bancshares presently believes that with its Year 2000 project schedule and contingency plan development, the Year 2000 issue can be mitigated. However, if its Year 2000 project goals are not met or completed on a timely basis, or if mission critical third-parties do not meet their own Year 2000 issues, disruptions in operations could occur and could have a material adverse impact on the financial position of Bancshares.

                           CONSOLIDATED BALANCE SHEETS


                                                                              DECEMBER 31
(In thousands, except for shares)                                        1998             1997
----------------------------------------------------------------------------------------------

ASSETS
   Cash and Due from Banks (Note 2) .........................       $  33,292        $  25,368
   Interest-Bearing Bank Balances ...........................           9,862           12,127
   Federal Funds Sold and Securities Purchased
    Under Resale Agreements .................................          40,595           60,340
   Investment Securities (Note 3):
    Held to Maturity, Market Value $61,386 and $56,209 ......          59,907           54,891
    Available for Sale ......................................          83,936           50,725
   Loans (Notes 4 and 11) ...................................         436,014          396,991
   Less, Reserve for Loan Losses (Note 4) ...................          (5,048)          (4,601)
                                                                    ---------        ---------
      Net Loans .............................................         430,966          392,390
   Premises and Equipment (Note 5) ..........................          11,528           11,261
   Other Assets .............................................           8,920            9,163
                                                                    ---------        ---------
      Total Assets ..........................................       $ 679,006        $ 616,265
                                                                    =========        =========

LIABILITIES
Deposits:
   Demand ...................................................       $  71,867        $  67,256
   Savings, N.O.W. and Money Market Accounts ................         287,315          227,239
   Certificates of Deposit of less than $100,000 (Note 6)....         158,664          154,566
   Certificates of Deposit of $100,000 or more (Note 6) .....          49,481           53,964
                                                                    ---------        ---------
      Total Deposits ........................................         567,327          503,025
   Securities Sold Under Agreements to Repurchase (Note 6)...           5,537            8,263
   Borrowings from the Federal Home Loan Bank (Note 7) ......          28,842           33,758
   Other Liabilities ........................................           3,870            3,692
                                                                    ---------        ---------
      Total Liabilities .....................................         605,576          548,738
                                                                    ---------        ---------

SHAREHOLDERS' EQUITY
   Preferred Stock, Par Value $.01 Per Share:
      Authorized 10,000,000 shares; none issued .............               0                0
   Common Stock, Par Value $5 Per Share:
      Authorized 50,000,000 Shares; Issued 8,722,895
      Shares in 1998 and 8,667,426 Shares in 1997 ...........          43,614           34,665
   Paid-In Capital ..........................................          14,903           14,772
   Retained Earnings ........................................          14,248           17,916
   Accumulated Other Comprehensive Income ...................             665              174
                                                                    ---------        ---------
   Total Shareholders' Equity ...............................          73,430           67,527
                                                                    ---------        ---------
       Total Liabilities and Shareholders' Equity ...........       $ 679,006        $ 616,265
                                                                    =========        =========



Commitments and Contingencies (Note 8)
Notes to consolidated financial statements are an integral part hereof.

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                   YEARS ENDED DECEMBER 31
(In thousands, except for shares and per share amounts)                    1998              1997               1996
--------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
   Interest and Fees on Loans ................................       $   39,112        $   35,692         $   30,576
   Interest on Investment Securities:
    Taxable ..................................................            5,544             5,077              6,512
    Tax Exempt ...............................................            1,846             1,785              1,901
   Interest-Bearing Bank Balances ............................            1,252               274                170
   Federal Funds Sold and Securities Purchased Under
     Resale Agreements .......................................            1,903             2,639              1,033
                                                                     ----------        ----------         ----------
     Total Interest Income ...................................           49,657            45,467             40,192
                                                                     ----------        ----------         ----------

INTEREST EXPENSE
   Deposits ..................................................           19,727            17,917             15,831
   Securities Sold Under Agreements to Repurchase ............              234               234                168
   Borrowings from the Federal Home Loan Bank ................            1,721             1,396                537
                                                                     ----------        ----------         ----------
     Total Interest Expense ..................................           21,682            19,547             16,536
                                                                     ----------        ----------         ----------

Net Interest Income ..........................................           27,975            25,920             23,656
Provision for Loan Losses (Note 4) ...........................              770               785                805
                                                                     ----------        ----------         ----------
Net Interest Income after Provision for Loan Losses ..........           27,205            25,135             22,851
                                                                     ----------        ----------         ----------

NONINTEREST INCOME
   Service Charges on Deposit Accounts .......................            2,716             2,550              2,501
   Gains on Sales of Mortgages ...............................              328               186                119
   Losses on Sales of Investment Securities ..................                0               (32)               (37)
   Other Operating Income (Note 9) ...........................            3,541             2,685              2,056
                                                                     ----------        ----------         ----------
     Total Noninterest Income ................................            6,585             5,389              4,639
                                                                     ----------        ----------         ----------

NONINTEREST EXPENSE
   Personnel Expense .........................................           11,172            10,387             10,103
   Occupancy Expense .........................................            1,259             1,223              1,243
   Equipment Depreciation and Maintenance ....................            1,226             1,185                995
   Other Operating Expense (Note 9) ..........................            7,334             6,137              5,044
   Restructuring Charges and Merger Related Costs (Note 14)...              160             1,494                522
                                                                     ----------        ----------         ----------
    Total Noninterest Expense ................................           21,151            20,426             17,907
                                                                     ----------        ----------         ----------

Income Before Income Taxes ...................................           12,639            10,098              9,583
Income Taxes (Note 10) .......................................            3,959             3,336              2,718
                                                                     ----------        ----------         ----------
Net Income ...................................................       $    8,680        $    6,762         $    6,865
                                                                     ==========        ==========         ==========

Earnings Per Share:
   Basic .....................................................       $     1.00        $      .78         $      .80
   Diluted ...................................................              .98               .77                .79

Weighted Average Shares Outstanding:
   Basic .....................................................        8,703,274         8,637,394          8,607,627
   Diluted ...................................................        8,887,631         8,815,878          8,713,705

Notes to consolidated financial statements are an integral part hereof.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                       ACCUMULATED
                                                       COMMON STOCK                                       OTHER           TOTAL
                                                       ------------            PAID-IN      RETAINED  COMPREHENSIVE   SHAREHOLDERS'
(In thousands, except for shares)                 SHARES         AMOUNT        CAPITAL      EARNINGS      INCOME         EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1995................... 5,773,770       $28,869       $13,588       $15,551       $346          $58,354
Net income......................................                                               6,865                       6,865
Change in unrealized loss on securities
 available for sale, net of deferred
 income taxes...................................                                                           (453)            (453)
                                                                                                                         ----------
    Comprehensive income .......................                                                                           6,412
Cash dividends declared on common
  stock.........................................                                              (2,158)                     (2,158)
Common stock issued for stock
  options exercised.............................    36,765           183            83                                       266
Common stock issued in five-for-four
  stock split, including cash for
  fractional shares............................. 1,075,961         5,380                      (5,392)                        (12)
Transfer of capital.............................                                 1,000        (1,000)
                                                 ----------------------------------------------------------------------------------
Balances at December 31, 1996................... 6,886,496        34,432        14,671        13,866       (107)          62,862
Net income......................................                                               6,762                       6,762
Change in unrealized gain on securities
  available for sale, net of deferred
  income taxes..................................                                                            281              281
                                                                                                                         ----------
    Comprehensive income........................                                                                           7,043
Cash dividends declared on common
  stock.........................................                                              (2,712)                     (2,712)
Common stock issued for stock
  options exercised.............................    47,215           233           114                                       347
Fractional shares purchased.....................      (676)                        (13)                                      (13)
                                                 ----------------------------------------------------------------------------------
Balances at December 31, 1997................... 6,933,035        34,665        14,772        17,916        174           67,527
Net income......................................                                               8,680                       8,680
Change in unrealized gain on securities
  available for sale, net of deferred
  income taxes..................................                                                            491              491
                                                                                                                         ----------
    Comprehensive income........................                                                                           9,171
Cash dividends declared on common
  stock.........................................                                              (3,658)                     (3,658)
Common stock issued for stock
  options exercised.............................    60,468           302           199                                       501
Common stock issued in five-for-four
  stock split, including cash for
  fractional shares............................. 1,734,392         8,672                      (8,690)                        (18)
Common stock acquired...........................    (5,000)          (25)          (68)                                      (93)
                                                 ----------------------------------------------------------------------------------
Balances at December 31, 1998................... 8,722,895       $43,614       $14,903       $14,248       $665          $73,430
                                                 ==================================================================================


Notes to consolidated financial statements are an integral part hereof.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    YEARS ENDED DECEMBER 31
(In thousands)                                                                               1998            1997             1996
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES
  Net Income ......................................................................       $  8,680        $  6,762        $  6,865
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ................................................          1,241           1,217           1,150
     Securities premium amortization and discount accretion, net ..................           (104)            (21)              6
     Increase in loans held for sale ..............................................         (7,276)           (237)         (3,594)
     Deferred income taxes ........................................................            180             115             (30)
     Income taxes payable .........................................................             81            (117)             56
     (Increase) decrease in income earned but not received ........................           (463)            (12)            131
     Increase (decrease) in interest accrued but not paid .........................            (16)           (367)            132
     Provision for loan losses ....................................................            770             785             805
     Loss on sale of investment securities ........................................              0             116              37
     (Gain) loss on sale of premises and equipment ................................             44              66              (9)
                                                                                          --------        --------        --------
       Net cash provided by operating activities ..................................          3,137           8,307           5,549
                                                                                          --------        --------        --------
CASH FLOW FROM INVESTING ACTIVITIES
  Purchases of securities held to maturity ........................................        (24,983)         (1,184)         (4,854)
  Proceeds from maturities of securities held to maturity .........................         20,005          15,454          18,898
  Proceeds from sales of securities held to maturity ..............................              0           1,954               0
  Purchases of securities available for sale ......................................        (64,650)        (17,453)        (32,348)
  Proceeds from maturities of securities available for sale .......................         32,311          14,720          26,805
  Proceeds from sales of securities available for sale ............................              0           9,323           7,306
  Net increase in loans made to customers .........................................        (32,071)        (41,112)        (55,285)
  Purchases of premises and equipment .............................................         (1,604)         (1,513)         (1,182)
  Proceeds from sale of premises and equipment ....................................             52             233              45
  Net (increase) decrease in federal funds sold and securities purchased
     under resale agreements ......................................................         19,745         (33,620)        (14,930)
  (Increase) decrease in other assets .............................................            280            (503)           (559)
                                                                                          --------        --------        --------
       Net cash used by investing activities ......................................        (50,915)        (53,701)        (56,104)
                                                                                          --------        --------        --------
CASH FLOW FROM FINANCING ACTIVITIES
  Net increase in demand deposits, N.O.W.,
     money market and savings accounts ............................................         64,687          37,212          11,415
  Net increase (decrease) in time deposits ........................................           (385)            891          25,535
  Net increase (decrease) in securities sold under agreements to repurchase .......         (2,726)          2,154           2,518
  Proceeds from long-term debt ....................................................              0          37,200          14,908
  Payments on long-term debt ......................................................         (4,916)        (17,517)           (833)
  Dividends paid ..................................................................         (3,658)         (2,712)         (2,158)
  Net increase in other liabilities ...............................................             45             152             611
  Proceeds from issuance of common stock ..........................................            501             347             266
  Common stock repurchased ........................................................            (93)              0               0
  Fractional shares purchased .....................................................            (18)            (13)            (12)
                                                                                          --------        --------        --------
     Net cash provided by financing activities ....................................         53,437          57,714          52,250
                                                                                          --------        --------        --------

Increase in cash and cash equivalents .............................................          5,659          12,320           1,695
Cash and cash equivalents at the beginning of the years ...........................         37,495          25,175          23,480
                                                                                          --------        --------        --------
Cash and cash equivalents at the end of the years .................................       $ 43,154        $ 37,495        $ 25,175
                                                                                          ========        ========        ========
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
  Cash paid during the years for:
     Interest .....................................................................       $ 21,712        $ 19,916        $ 16,696
     Income taxes .................................................................          3,803           3,314           2,720
SUPPLEMENTAL DISCLOSURE OF
  NONCASH TRANSACTIONS
  Transfer of loans to other real estate owned ....................................       $    100        $    372        $    331
  Unrealized gain (loss) on securities available for sale:
     Change in securities available for sale ......................................            805             447            (688)
     Change in deferred income taxes ..............................................           (314)           (166)            235
     Change in shareholders' equity ...............................................            491             281            (453)

Notes to consolidated financial statements are an integral part hereof.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OR FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

Consolidation

 The consolidated financial statements include the accounts of Bancshares and its wholly-owned subsidiaries, after eliminating inter-company balances and transactions. Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets since these are not assets or liabilities of Bancshares. Certain prior year amounts have been reclassified to conform to current year presentation.

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

Securities Purchased Under Resale Agreements

 Bancshares' policy is that securities purchased under resale agreements will be collateralized by U.S. Treasury and other U.S. Government agency obligations.

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

Foreclosed Real Estate

 Foreclosed real estate only includes formally foreclosed property. At the time of foreclosure, foreclosed real estate is recorded at the lower of the Bank's cost or the asset's fair value less costs to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at the date of acquisition are charged to the reserve for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs incurred in maintaining foreclosed real estate and subsequent write-downs to reflect declines in the fair value of the property are charged to operations.

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

Stock-Based Compensation

 Bancshares accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees". In October 1995, Statement of Financial Accounting Standards Number 123, ("SFAS 123") "Accounting for Stock-Based Compensation," was issued and encourages, but does not require adoption of a fair value method of accounting for employee stock-based compensation plans. As permitted by SFAS 123, Bancshares has elected to disclose the pro forma net income and earnings per share as if the fair value method had been applied in measuring compensation cost.

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

The Bank is required to maintain a certain weekly average clearing account balance with the Federal Reserve Bank of Richmond. The required weekly average clearing account balance for the years ended December 31, 1998 and 1997 was $18,025,000. The amounts are negotiated by the Bank with the Federal Reserve Bank of Richmond.

Certain regulatory requirements restrict the lending of funds by and between Bancshares and the Bank and the amount of dividends which can be paid to Bancshares by the Bank. On December 31, 1998, the Bank had available retained earnings of $47,950,367 for the payment of dividends without obtaining prior regulatory approval.

The Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB). Member institutions are required to maintain an investment in the common stock of the FHLB based on the asset size of the member institution and the amount of qualifying one-to-four family residential loans. At December 31, 1998, the Bank owned $2,168,900 of FHLB common stock.

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

At December 31, 1998, the most recent notifications from regulatory authorities categorized Bancshares and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed Bancshares' or the Bank's well capitalized status. Management believes that Bancshares and the Bank meet all capital adequacy requirements to which they are subject.

The Bank's capital amounts and ratios approximate Bancshares' capital amounts and ratios that are summarized as follows (In thousands):


                                                                          Minimum Ratios
                                                                           --------------
                                                                           For
                         Capital Amount                   Ratio          Capital      To Be
                         --------------                   -----          Adequacy      Well
                         1998         1997           1998       1997    Purposes   Capitalized(*)
                         ----         ----           ----       ----    --------   --------------
Total capital
 To risk-weighted
 assets .........      $76,762      $70,754         18.13%      19.22%      8.00%      10.00%
Tier 1 capital
 To risk-weighted
 assets .........       71,714       66,153         16.94       17.97       4.00        6.00
Tier 1 capital
 To average
 assets .........       71,714       66,153         11.15       11.33       3.00        5.00

(*)under Prompt Corrective Action provisions

NOTE 3 - INVESTMENT SECURITIES

The valuations of investment securities as of December 31, 1998 and 1997 were as follows (In thousands):

                                   1998 - Securities Held to Maturity
                              Amortized   Unrealized  Unrealized     Market
                                 Cost       Gains       Losses        Value
                              ---------   ----------  ----------     ------
US Treasury and
 other US government
 agency obligations ..........  $24,120    $   55      $133          $24,042
State, county and
 municipal securities ........   35,787     1,663       106           37,344
                                -------    ------      ----          -------
 Total .......................  $59,907    $1,718      $239          $61,386
                                =======    ======      ====          =======




                                     1998 - Securities Available for Sale
                                Amortized   Unrealized  Unrealized   Market
                                  Cost         Gains      Losses      Value
                                ---------   ----------  ----------   ------
US Treasury and
 other US government
 agency obligations .......     $79,106        $1,095      $51       $80,150
State, county and
 municipal securities .....         855            49        0           904
Mortgage backed
 securities ...............         716             0        3           713
Equity securities .........       2,169             0        0         2,169
                                -------        ------      ---       -------
 Total ....................     $82,846        $1,144      $54       $83,936
                                =======        ======      ===       =======


                                   1997 - Securities Held to Maturity
                                Amortized  Unrealized  Unrealized    Market
                                   Cost       Gains       Losses      Value
                                ---------  ----------  ----------   -------
US Treasury and
 other US government
 agency obligations ........     $24,004     $    0        $5       $23,999
State, county and
 municipal securities ......      30,887      1,323         0        32,210
                                 -------     ------        --       -------
 Total .....................     $54,891     $1,323        $5       $56,209
                                 =======     ======        ==       =======


                                   1997 - Securities Available for Sale
                                Amortized   Unrealized  Unrealized   Market
                                  Cost        Gains      Losses       Value
                                ---------  ----------  -----------   --------
US Treasury and
 other US government
 agency obligations ........     $46,137     $  281       $26        $46,392
State, county and
 municipal securities ......         856         26         0            882
Mortgage backed
 securities ................       1,035          3         0          1,038
Equity securities ..........       2,413          0         0          2,413
                                 -------     ------       ---        -------
 Total .....................     $50,441     $  310       $26        $50,725
                                 =======     ======       ===        =======


The following is a maturity schedule of investment securities at December 31, 1998 by contractual maturity. Maturities may differ from scheduled maturities of mortgage backed securities because the mortgages underlying the securities may be called or prepaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary (In thousands):

                             Securities Held         Securities Available
                               to Maturity                for Sale
                           ---------------------    ----------------------
                           Amortized     Market     Amortized       Market
                             Cost        Value        Cost          Value
                          ----------    -------     ---------      -------
Debt securities:
Due in one year
 or less ............      $ 6,868      $ 6,894      $ 6,859      $ 6,915
Due after one year
 through five years .       27,846       28,162       72,247       73,235
Due after five years
 through ten years ..       12,234       12,979          411          432
Due after ten years .       12,959       13,351          444          472
                           -------      -------      -------      -------
 Total debt securities      59,907       61,386       79,961       81,054
Mortgage backed
 securities .........            0            0          716          713
Equity securities ...            0            0        2,169        2,169
                           -------      -------      -------      -------
 Total securities ...      $59,907      $61,386      $82,846      $83,936
                           =======      =======      =======      =======


Lexington State Bank owned stock in the Federal Home Loan Bank of Atlanta with book and market values of $2,168,900 at December 31, 1998 and 1997. This stock is included in equity securities and classified as available for sale.

A recap of the sales and maturities of held to maturity securities follows (In thousands):

                                   Years Ended December 31
                               1998          1997         1996
                               ----          ----         ----
Proceeds from sales and
 maturities ...........      $20,005      $ 17,408       $18,898
Gross realized gains ..            0             0             0
Gross realized losses .            0           (40)            0

In 1997, securities with sales proceeds of $1,953,881 and amortized cost of $1,993,581 resulted in a realized loss of $39,700 which is included in merger costs. Cost of the securities was determined using the specific identification method. The sales were necessary to maintain the Bank's existing interest rate risk at the merger of Lexington State Bank and Old North State Bank.

A recap of the sales and maturities of available for sale securities follows (In thousands):

                                   Years Ended December 31
                              1998          1997           1996
                              -----         ----           ----
Proceeds from sales and
 maturities ...........      $32,311      $ 24,043       $ 34,111
Gross realized gains ..            0            24             17
Gross realized losses .            0          (100)           (54)

In 1997, securities with sales proceeds of $9,322,882 and amortized cost of $9,398,958 resulted in a net realized loss of $76,076, of which $43,710 is included in merger costs. Cost of the securities was determined using the specific identification method.

Investment securities with amortized costs of $93,681,039 and $82,029,438 and market values of $95,860,966 and $83,230,080 as of December 31, 1998 and 1997,
respectively, were pledged to secure public deposits and for other purposes.

NOTE 4 - LOANS AND RESERVE FOR LOAN LOSSES

Loans are summarized as follows (In thousands):

                                                    December 31
                                                1998          1997
                                                ----          ----
Commercial, financial, and agricultural      $144,955      $132,181
Real estate-construction ..............        19,131        12,978
Real estate-mortgage ..................       206,068       185,384
Installment loans to individuals ......        62,747        62,909
Lease financing .......................           978           792
Other .................................         2,135         2,747
                                             --------      --------
Total loans, net of unearned income ...      $436,014      $396,991
                                             ========      ========

Nonperforming assets are summarized as follows (In thousands):

                                                    December 31
                                               1998          1997
                                               ----          ----
Nonaccrual loans ......................      $      0      $    127
Restructured loans ....................           232           502
Loans past due 90 days or more ........           759           334
                                             --------      --------
 Total nonperforming loans ............           991           963
Foreclosed real estate ................           921         1,192
                                             --------      --------
 Total nonperforming assets ...........      $  1,912      $  2,155
                                             ========      ========


Impaired loans and related information are summarized in the following two tables (In thousands):

                                                      December 31
                                            1998         1997         1996
                                            ----         ----         ----
Loans specifically identified
as impaired .......................        $4,174       $2,570       $3,103
                                           ======       ======       ======
Allowance for loan losses
associated with impaired loan .....        $  620       $  329       $  565
                                           ======       ======       ======


                                           Years Ended December 31
                                         1998      1997       1996
                                         ----      ----       ----
Average balances of impaired
 loans for the years ..............    $3,644    $2,702      $4,127
                                       ======    ======      ======

Interest income recorded for
 impaired loans ...................    $  362    $  283      $  418
                                       ======    ======      ======


An analysis of the changes in the reserve for loan losses follows (In thousands):

                                                Years Ended December 31
                                            1998          1997           1996
                                            ----          ----           ----
Balances at beginning of years ......     $ 4,601       $ 4,075        $ 3,711
Provision for loan losses ...........         770           785            805
Recoveries of amounts previously
 charged off ........................         128           592            131
Loans charged off ...................        (451)         (851)          (572)
                                          -------       -------        -------
Balances at end of years ............     $ 5,048       $ 4,601        $ 4,075
                                          =======       =======        =======


Bancshares' policy for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. Bancshares generally considers loans 90 days or more past due and all nonaccrual loans to be impaired.

At December 31, 1998, Bancshares had no significant commitments to loan additional funds to the borrowers of impaired loans.

NOTE 5 - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment (In thousands):

                                             December 31
                                         1998          1997
                                         ----          ----

Land .............................      $ 2,059      $ 2,046
Buildings ........................        8,222        8,301
Equipment ........................        8,871        8,242
Other ............................           14           13
Leasehold improvements ...........          696          389
                                        -------      -------
Total costs ......................       19,862       18,991
Less, accumulated depreciation and
 amortization ....................        8,334        7,730
                                        -------      -------
 Total ...........................      $11,528      $11,261
                                        =======      =======


NOTE 6 - TIME DEPOSITS AND SHORT-TERM
         BORROWED FUNDS

At December 31, 1998, the scheduled maturities of time deposits are as follows (In thousands):

                      Year             Amount
                      ----             ------
                  1999                $166,505
                  2000                  18,820
                  2001                  15,649
                  2002                     223
                  2003 and After         6,948
                                      --------
                                      $208,145
                                      ========


Short-term borrowed funds outstanding consisted of securities sold under agreements to repurchase. These short-term borrowings by the subsidiary bank are collateralized by U.S. Treasury and other U.S. Government agency obligations with amortized cost of $13,515,103 and market value of $13,677,738 at December 31, 1998. The securities collateralizing the short-term borrowings have been delivered to a third party custodian for safekeeping. The following table presents certain information for securities sold under agreements to repurchase (In thousands):

                                       1998         1997          1996
                                       ----         ----          ----
Balance at December 31 ..........      $5,537       $8,263       $6,109
Average daily balance outstanding
 during the year ................       6,027        5,637        3,269
Average interest rate paid during
 the year .......................        3.88%        4.15%        5.14%

NOTE 7 - BORROWINGS

The Bank has a $60,000,000 secured credit availability with the Federal Home Loan Bank. At December 31, 1998 and 1997, the outstanding balances under this arrangement were $28,841,667 and $33,758,333, respectively. For 1998 and 1997, the effective interest rates incurred were 5.51% and 5.99%, respectively.

Maturities are as follows (In thousands):

                  Year                Amount
                  ----                ------
                  1999                $  3,692
                  2000                   2,700
                  2001                   2,150
                  2002                     300
              2003 and later            20,000
                                      --------
                                      $ 28,842
                                      ========


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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon or fully utilized, the total commitment amounts do not necessarily represent future cash requirements. Collateral, if deemed necessary, is determined on a case-by-case basis and is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. Unfunded commitments to extend credit were $55,515,000 at December 31, 1998.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates and may require payment of a fee. The credit risk involved is essentially the same as that involved in extending loan commitments to customers. The Bank's policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. Standby letters of credit were $2,896,000 at December 31, 1998.

The Bank and Peoples together grant commercial, installment and mortgage loans to customers throughout their service area. The Bank and Peoples have a diversified loan portfolio with no specific concentration of credit risk. The Bank does have a concentration of credit risk by maintaining cash balances with other banks which are $32,754,753 in excess of Federal Deposit Insurance limits and has federal funds sold of $20,595,000.

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

NOTE 9 - SUPPLEMENTARY INCOME STATEMENT
         INFORMATION

The following is an analysis of items in other operating income and other operating expenses as shown on the Consolidated Statements of Income (In thousands):

                                             Years Ended December 31
                                            1998       1997       1996
                                            ----       ----       ----
Other operating income:
 Bankcard income ...................      $  878      $  559      $  376
 Fee income ........................         724         576         414
 Financial services commissions ....         821         457         311
 Insurance commissions .............         286         263         248
 Trust income ......................         499         443         408
 Other income ......................         333         387         299
                                          ------      ------      ------
                                          $3,541      $2,685      $2,056
                                          ======      ======      ======

Other operating expenses:
 Advertising .......................      $  358      $  361      $  207
 Automated services ................       1,459       1,326       1,115
 Bankcard expense ..................         703         447         295
 FDIC assessments ..................          61          61           8
 Legal and professional fees .......       1,034         727         701
 Postage ...........................         496         462         379
 Stationery, printing and supplies .         699         694         628
 Other expenses ....................       2,524       2,059       1,711
                                          ------      ------      ------
                                          $7,334      $6,137      $5,044
                                          ======      ======      ======


NOTE 10 - INCOME TAXES

The components of income tax expense (benefits) are as follows (In thousands):

                                     Years Ended December 31
                                 1998         1997          1996
                                 ----         ----          ----
Current .................      $ 4,139       $ 3,451       $ 2,688
                               -------       -------       -------
Deferred:
 Reserve for loan losses           209           279           222
 Depreciation ...........          (21)           35           (51)
 Pension ................         (106)          (52)           13
 Deferred compensation ..           15            99           193
 Net operating loss carry
  forwards ..............          (59)         (192)         (192)
 Deferred income ........         (240)         (331)          (30)
 Other ..................           22            47          (125)
                               -------       -------       -------
 Subtotal ...............         (180)         (115)           30
                               -------       -------       -------
  Total .................      $ 3,959       $ 3,336       $ 2,718
                               =======       =======       =======


A reconciliation of the federal statutory tax rate to the effective federal tax rate follows:

                                      Years Ended December 31
                                    1998        1997       1996
                                    ----        ----       ----
Federal statutory tax rate         34.0%       34.0%       34.0%
Tax exempt interest income         (5.8)       (6.8)       (6.8)
Disallowed interest expense          .6          .7          .7
Other .....................         2.5         5.1          .5
                                   ----        ----        ----
Effective federal tax rate         31.3%       33.0%       28.4%
                                   ====        ====        ====


The components of the net deferred tax asset follow (In thousands):

                                            December 31
                                         1998          1997
                                       -------       -------
Unrealized gain on securities
 available for sale .............      $  (424)      $  (111)
Reserve for loan losses .........        1,646         1,437
Depreciation ....................         (464)         (443)
Pension .........................         (193)          (87)
Deferred compensation ...........          457           442
Net operating loss carry forwards            0            59
Deferred income .................         (744)         (504)
Other ...........................          119            97
                                       -------       -------
Subtotal ........................          397           890
Valuation allowance .............            0             0
                                       --------      -------
 Total ..........................      $   397       $   890
                                       =======       =======


NOTE 11 - RELATED PARTY TRANSACTIONS

The Bank had loans outstanding to executive officers and Directors and their affiliated companies of approximately $7,024,000 and $7,726,000 at December 31, 1998 and 1997, respectively.

An analysis of the activity with respect to such aggregate loans to related parties is as follows (In thousands):

Balance at January 1, 1998 ..................              $ 7,726
New loans during the year ...................                1,595
Repayments during the year ..................               (2,297)
                                                           -------
Balance at December 31, 1998 ................              $ 7,024
                                                           =======


NOTE 12 - MORTGAGE SERVICING RIGHTS

Bancshares accounts for mortgage servicing rights under Statement of Financial Accounting Standards Number 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". When Bancshares acquires mortgage servicing rights through the origination of mortgage loans and sells those loans with servicing rights retained, the total cost of the mortgage loans is allocated to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Mortgage servicing fees are recorded on an accrual basis. Mortgage servicing rights are amortized over the life of the related mortgages, in proportion to estimated net servicing income. An appropriate carrying value of the unamortized balance of such mortgage servicing rights is based principally on a disaggregated, discounted cash flow method. The loans and associated servicing rights are segmented by risk characteristic to include loan type, investor and interest rate. An appropriate carrying value of the unamortized deferred excess servicing fee balance is based principally on an aggregated discounted method. If the carrying values exceed fair values, the differences are treated as a loss on sale of mortgages.

The following table summarizes information about mortgage servicing rights (In thousands):

                                           Years ended December 31
                                         1998       1997       1996
                                       --------    -------   -------
Balances at beginning of years         $    195    $   102   $     0
Mortgage servicing rights originated        196        136       119
Amortization of rights                      (86)       (43)      (17)
                                       --------    -------   -------
Balances at end of years               $    305    $   195   $   102
                                       ========    =======   =======

Total loans serviced at end of years   $ 73,955    $65,552   $58,414
                                       ========    =======   =======


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

Deposit Liabilities

 The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at December 31, 1998. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Commitments to Extend Credit and Standby Letters of Credit

 The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.

The estimated fair values of Bancshares' financial instruments are as follows (In thousands):

                                                   December 31
                                       1998                         1997
                             Carrying      Estimated      Carrying      Estimated
                              Amount      Fair Value       Amount       Fair Value
                             --------     ----------      --------      ----------
Financial assets:
 Cash and short
 term investments ....      $ 83,749      $  83,749       $ 97,835      $ 97,835
Investment
  securities .........       143,843        143,152        105,616       103,504
Loans ................       436,014        428,335        396,991       398,171
 Less reserve for
  loan losses ........        (5,048)                       (4,601)
                            --------                       -------
 Net loans ...........       430,966        428,335        392,390       398,171
Financial liabilities:
 Deposits ............       567,327        569,064        503,025       503,384
 Securities sold under
  agreements to
  repurchase .........         5,537          5,537          8,263         8,266
 Borrowings from
  Federal Home Loan
  Bank ...............        28,842         28,983         33,758        34,155
Unrecognized financial
 instruments:
 Commitments to
  extend credit ......             0              0              0             0
 Standby letters of
  credit .............             8              8              9             9

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

On August 11, 1997, LSB merged with Old North State Bank (ONSB), a full-service commercial bank based in Winston-Salem, North Carolina. The merger was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to include the accounts of ONSB for all periods presented. Based on an exchange ratio of .938 shares of Bancshares common stock for each outstanding share of ONSB common stock, Bancshares issued 1,507,045 shares of common stock. ONSB had total assets of $138,311,289 at the date of acquisition. The consolidated statement of income for the year ended December 31, 1997, includes $6,844,136 of total income, $3,406,287 of net interest income and $424,007 of net income related to the operations of ONSB prior to the date of merger. During 1998, Bancshares recognized $159,982 of costs related to the merger. These costs include data processing of $40,117, printing cost of $41,115, computer cost of $3,750 and personnel expense of $75,000.

Certain income information for Bancshares and Old North State Bank prior to restatement for the pooling of interests is summarized for the year ended December 31, 1996, as follows (In thousands):

                                              Old North
                             Bancshares       State Bank     Total
                             ----------       ----------     -----
Interest income .......      $30,301           $9,891        $40,192
                             =======           ======        =======
Net interest income....      $18,154           $5,502        $23,656
                             =======           ======        =======
Net income ............      $ 5,839           $1,026        $ 6,865
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

Following are reconciliations of the pension benefit obligation and the value of plan assets for 1998 and 1997 (In thousands):

                                        December 31
                                     1998         1997
                                   -------       -------
Pension Benefit Obligation
--------------------------
Balance, beginning of year ..      $ 4,618       $ 4,089
Service cost ................          277           153
Interest cost ...............          340           300
Benefits paid to participants         (227)         (219)
                                   -------       -------
Balance, end of year ........      $ 5,008       $ 4,323
                                   =======       =======


                                     1998         1997
                                   -------       -------
Plan Assets
-----------
Fair value, beginning of year      $ 4,356       $ 3,682
Actual return on assets .....          472           462
Company contributions .......          516           431
Benefits paid to participants         (227)         (219)
                                   -------       -------
Fair value, end of year .....      $ 5,117       $ 4,356
                                   =======       =======

Net pension cost consisted of the following components (In thousands):

                                   Years Ended December 31
                                  1998      1997       1996
                                  ----      ----       ----
Service cost for benefits
 earned during the periods      $ 277       $ 153       $ 140
Interest cost on projected
 benefit obligation ......        340         300         279
Return on plan assets ....       (346)       (288)       (250)
Amortization of
 unrecognized net assets .         (8)         (8)         (8)
Amortization of prior
 service cost ............        (37)        (37)        (37)
Amortization of
 unrecognized loss .......         30          27          23
                                -----       -----       -----
Net pension cost .........      $ 256       $ 147       $ 147
                                =====       =====       =====


The following table sets forth the funded status and amounts recognized for the defined benefit pension plan in the Consolidated Balance Sheets (In thousands):

                                                       December 31
                                                    1998        1997
                                                    ----        ----
Actuarial present value of accumulated
 benefit obligation, including vested
 benefits of $3,599 in 1998, and $3,252
 in 1997 ..................................      $ 3,705       $ 3,322
                                                 =======       =======

Actuarial present value of projected
 benefit obligation for services
 rendered to date .........................      $(5,072)      $(4,377)
Plan assets at fair market value, primarily
 U.S. government securities, listed
 securities and deposits in banks .........        5,117         4,356
                                                 -------       -------
 Projected benefit obligation in excess of
 plan assets ..............................           45           (21)
Unrecognized net assets ...................          (23)          (30)
Unrecognized prior service cost ...........         (209)         (209)
Unrecognized net loss .....................          786           635
                                                 -------       -------
Prepaid pension cost ......................      $   599       $   375
                                                 =======       =======


To determine the actuarial present value of the projected benefit obligation, a discount rate of 7.5% was used for 1998, 1997 and 1996. A rate of increase in future compensation levels of 5.5% was used for 1998, 1997 and 1996. The expected long-range rate of return on plan assets was 7.5% for each of the three years.

The Bank and its subsidiaries have an Employees' Savings Plus Plan covering substantially all employees with one year's service. Participating employees may contribute a percentage of their compensation to the Plan, with the Bank and its subsidiaries matching a portion of the employee contribution. Total expense under this Plan was $173,661, $152,326 and $111,675 for 1998, 1997 and 1996 respectively.

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

                               Years Ended December 31
                               1998      1997     1996
                               ----      ----     ----
Service cost .............      $24      $14      $ 20
Interest cost ............       48       45        60
Amortization of transition
 obligation over 20 years        25       24        37
                                ---      ---      ----
Net postretirement benefit
 cost ....................      $97      $83      $117
                                ===      ===      ====

The following table sets forth the status of the plan and amounts recognized for postretirement benefits in the Consolidated Balance Sheets (In thousands):

                                                    December 31
                                                  1998        1997
                                                 -----       -----
Accumulated postretirement benefit
 obligation:
Retirees ..................................      $(318)      $(369)
Currently eligible active plan participants        (60)        (24)
Other active plan participants ............       (236)       (183)
                                                 -----       -----
Total .....................................       (614)       (576)
Unrecognized net loss .....................        138         124
Unrecognized net transition obligation ....        284         303
                                                 -----       -----
Accrued postretirement benefit cost .......      $(192)      $(149)
                                                 =====       =====

The annual assumed rate of increase in health care costs for the plan is 10.0% and 11.0% for 1998 and 1997, respectively, and is assumed to decrease gradually to 4.5% in 2004 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation for the plan by $48,053 and $41,759 as of December 31, 1998 and 1997, respectively, and the aggregate of the service and interest cost of the net periodic postretirement benefit cost by $7,940 and $5,931, respectively. Decreasing the assumed health care cost trend rates by one percentage point would decrease the accumulated postretirement benefit obligation for the plan by $42,403 as of December 31, 1998 and the aggregate of the service and interest costs of the net periodic postretirement benefit cost by $8,526. The discount rate used in determining the accumulated postretirement benefit obligation was 8.0% for 1998 and 1997.

NOTE 16 - LEASES

The Bank is obligated under several lease agreements which expire in 1999 through 2010. The leased property is for land and building use. Rental payments under these leases amounted to $333,650, $331,379 and $332,144 for the years ended December 31, 1998, 1997 and 1996, respectively.

A summary of noncancelable lease commitments for the Bank follows
(In thousands):

       Years Ended December 31       Lease Commitments
       -----------------------       -----------------
                1999                        $  334
                2000                           317
                2001                           279
                2002                           226
             2003 and later                  1,272
                                            ------
                                            $2,428
                                            ======


NOTE 17 - CAPITAL STOCK

The preferred stock may be issued by the Board of Directors in one or more classes or series. The Board of Directors has the authority to determine and vary the voting rights, designations, preferences, qualifications, privileges, limitations, options, conversion rights and other special rights of each series, including, but not limited to, dividend rates and manner of payment, preferential amounts payable upon voluntary or involuntary liquidation, voting rights, conversion rights, redemption prices, terms and conditions and sinking fund and stock purchase prices, terms and conditions.

The common stock represents voting shares, and dividends on the common stock are paid at the discretion of the Board of Directors.

During 1998, the corporation repurchased 5,000 shares of common stock pursuant to a share repurchase authorization by the Board of Directors. The share repurchase authorization was for up to 300,000 shares of common stock.

A Shareholder Rights Plan was adopted by the corporation on February 10, 1998. Under this Plan, one right was issued for each share of common stock to shareholders of record on March 10, 1998. As long as the rights are attached to the common stock, each new share of common stock issued after this date will also have attached to it one right. Currently, the Rights are not exercisable but do trade automatically with the common stock shares. The rights will become exercisable (i) ten business days after a person or group acquires 20% or more of the corporation's shares; (ii) ten business days after a person or group announces an offer, the consummation of which would result in such person or group owning 20% or more of the shares; or (iii) ten business days after the Board of Directors declares a person or group to be an adverse person (which may occur when a person or group owns 10% or more of the shares and the Board of Directors determines that such ownership may have a detrimental effect on the corporation). Any person who is a part of either of these three events will be known as an adverse person and all rights that are, or were, beneficially owned by the adverse person shall be null and void. After the rights become exercisable, each right may then be exercised to purchase .01 of a share of common stock at a purchase price per full share of $100. If an adverse person acquires 25% or more of the corporation's stock or the Board declares a person to be an adverse person, the rights holder will have the right to receive common stock having a value equal to two times the exercise price. If the corporation is acquired by another company at any time after a person or group has acquired 20% or more of the corporation's shares, the rights holder will have the right to buy a number of shares of common stock of the acquiring company having a market value of twice the exercise price of each right. The rights will expire on December 31, 2007, and may be redeemed by the corporation at any time prior to the acquisition by a person or group of 20% or more of the common stock at a price of $.01 per right.

At December 31, 1998, Bancshares had five stock based compensation plans, accounted for under Accounting Principles Board Opinion Number 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards Number 123, Bancshares' net income and earnings per share would have been reduced to the following pro forma amounts:

                                     Years Ended December 31
                                       1998      1997      1996
                                       ----      ----      ----
Net income        As reported       $8,680      $6,762     $6,865
(In thousands)     Pro forma         8,190       6,479      6,640

Basic earnings    As reported         1.00         .78        .80
per share          Pro forma           .94         .75        .77

Diluted earnings  As reported          .98         .77        .79
per share          Pro forma           .92         .73        .76

To determine the above pro forma amounts, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectfully: dividend yield of 2.54%, 2.40% and 2.40%; expected volatility of 56.60%, 62.30% and 62.30%; risk-free interest rates of 4.55%, 6.00% and 6.00%; and expected years until exercise of 4.66, 4.63 and 4.63.

Bancshares has a 1986 Qualified Incentive Stock Option Plan which could have granted 468,750 shares of common stock to its key employees. The exercise price of each option was the market price of Bancshares' common stock on the date of the grant. Options vest in equal annual installments on each of the next five anniversaries of the date of grant and expire ten years from date of grant. At December 31, 1998, this plan had expired, and no additional options are available for grant under the plan.

Bancshares has a 1989 Nonqualified Employee Stock Option Plan which could have granted 96,731 shares of common stock to key employees of a corporation acquired by Bancshares. The exercise price of each option was $7.75. All of the options are fully vested and expire ten years from the date of grant. At December 31, 1998, no additional options are available for grant under the plan.

Bancshares has a 1990 Qualified Incentive Stock Option Plan which could have granted 79,287 shares of common stock to key employees of a corporation acquired by Bancshares. The exercise price of each option was $4.65. All of the options are fully vested and expire ten years from the date of grant. At December 31, 1998, no additional options are available for grant under the plan.

Bancshares has a 1994 Nonqualified Stock Option Plan which may grant 156,250 shares of common stock to the Directors of Bancshares. The exercise price of each option is the market price of Bancshares' common stock on the date of grant. Options vest immediately and expire five years from the date of grant.

Bancshares has a 1996 Qualified Incentive Stock Option Plan which may grant 312,500 shares of common stock to its key employees. The exercise price of each option is the market price of Bancshares' common stock on the date of grant. Options vest in equal annual installments on each of the next five anniversaries of the date of grant and expire ten years from the date of grant.

At December 31, 1998, Bancshares had warrants outstanding to purchase 47,296 shares of its common stock. These warrants were issued to organizers and founders of a corporation acquired by Bancshares, are immediately exercisable at $7.75 per share, and expire on April 16, 2000.

The following table summarizes information about outstanding and exercisable stock options and warrants at December 31, 1998:


                                WEIGHTED    WEIGHTED                WEIGHTED
   RANGE OF                      AVERAGE     AVERAGE                 AVERAGE
   EXERCISE          NUMBER     REMAINING   EXERCISE    NUMBER      EXERCISE
    PRICES         OUTSTANDING    LIFE       PRICES   EXERCISABLE    PRICES
   ------          -----------  ---------  ---------  -----------   -------
$  7.168-$ 7.752      145,686      1.86     $  7.550   145,686      $ 7.550
   9.728-  9.728       61,323      4.36        9.728    61,323        9.728
  11.520- 11.520       60,545      6.34       11.520    35,533       11.520
  12.160- 12.800       75,701      4.72       12.731    61,632       12.716
  13.000- 13.000       49,936      6.79       13.000    22,746       13.000
  15.200- 15.400       51,873      7.71       15.227    15,623       15.288
  20.750- 22.500       60,625      8.75       20.985     8,125       22.500
                      -------                          -------
                      505,689                          350,668
                      =======                          =======


A summary of the status of Bancshares' stock based compensation plans and warrants as of December 31, 1998 and 1997 and changes during the years then ended is presented below:

                                      1998                      1997
                              --------------------     -----------------------
                                         WEIGHTED                     WEIGHTED
                                         AVERAGE                      AVERAGE
                                         EXERCISE                     EXERCISE
                              SHARES      PRICE           SHARES        PRICE
                              ------     --------       -------      ---------
Outstanding at beginning
 of year ..........           507,296    $    10        521,509       $10
Granted ...........            60,625         21         55,310        15
Exercised .........           (62,232)         8        (59,018)        7
Forfeited .........                (0)                   (8,005)       13
Expired ...........                (0)                   (2,500)       13
                              -------                   -------
Outstanding at end
 of year ..........           505,689         12        507,296        10
                              -------                   -------
Options exercisable
 at end of year ...           350,668         10        346,798         9
                              =======                   =======


NOTE 18 - LSB BANCSHARES, INC. (PARENT COMPANY) The parent company's condensed balance sheets as of December 31, 1998 and 1997, and the related condensed statements of income and cash flows for the years ended December 31, 1998, 1997 and 1996, are as follows (In thousands):

CONDENSED BALANCE SHEETS

                                                December 31
                                             1998         1997
                                             ----         ----
Assets:
 Cash ...............................      $   443      $   238
 Investment in wholly-owned
  subsidiary ........................       71,912       66,735
 Other assets .......................          932          806
                                           -------      -------
  Total assets ......................      $73,287      $67,779
                                           =======      =======
Liabilities and Shareholders' equity:
 Other liabilities ..................      $   522      $   426
 Shareholders' equity ...............       72,765       67,353
                                           -------      -------
  Total liabilities and
   Shareholders' equity .............      $73,287      $67,779
                                           =======      =======


CONDENSED STATEMENTS OF INCOME


                                  Years Ended December 31
                                 1998       1997      1996
                                 ----       ----      ----
Dividends from subsidiary      $3,672      $2,787      $2,230
                               ------      ------      ------
Professional fees .......           0           0          10
Other operating expense .         169         131          78
                               ------      ------      ------
                                  169         131          88
                               ------      ------      ------
Income before equity in
 earnings of subsidiary .       3,503       2,656       2,142
Equity in earnings
 of subsidiary ..........       5,177       4,106       3,697
                               ------      ------      ------
Net income ..............      $8,680      $6,762      $5,839
                               ======      ======      ======


CONDENSED STATEMENTS OF CASH FLOWS


                                              Years Ended December 31
                                            1998          1997      1996
                                            ----          ----      ----
Cash Flow From Operating
 Activities:
Net income ........................      $ 8,680       $ 6,762       $ 5,839
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Increase in investment in wholly-
 owned subsidiary .................       (5,177)       (4,106)       (3,697)
                                         -------       -------       -------
Net cash provided by operating
 activities .......................        3,503         2,656         2,142
                                         -------       -------       -------
Cash Flow From Investing
 Activities:
Increase in other assets ..........         (126)         (112)          (57)
                                         -------       -------       -------
Cash Flow From Financing
 Activities:
Sale of capital stock .............          408           203           219
Dividends paid ....................       (3,676)       (2,712)       (2,158)
Increase (decrease) in other
 liabilities ......................           96            65           (62)
                                         -------       -------       -------
Net cash used by financing
 activities .......................       (3,172)       (2,444)       (2,001)
                                         -------       -------       -------
Increase in cash ..................          205           100            84
Cash at beginning of years ........          238           138            54
                                         -------       -------       -------
Cash at end of years ..............      $   443       $   238       $   138
                                         =======       =======       =======

ADVISORY BOARD MEMBERS OF LEXINGTON STATE BANK

FORSYTH COUNTY                             NORTH DAVIDSON                              PATSY R. MABE
                                                                                       Former Danbury Banker
ANN B. ADAMS                               JUDY H. HARTMAN
President, The Golden Apple, Inc.          Developer; Corporate Secretary, Forsyth     J. ELWOOD PRIDDY
                                           Water and Sewer Construction, Inc.          Owner, Priddy's Store
J. DAVID BRANCH, M.D.
Opthalmologist                             THOM C. HEGE                                RICHARD E. STOVER
                                           Owner, Robana Farms                         Attorney, Stover Cromer & Bennett
ROBERT C. CLARK
President, Fiber & Textile Services, Inc.  RONNIE V. LAUTEN                            JOHN F. WATTS
                                           Supervisor, R. J. Reynolds Tobacco          Owner, Watts Realty, Inc.
                                           Company
NICHOLAS A. DAVES
Senior Vice President & Area Executive-                                                JOHN H. WATTS
Forsyth & Stokes Counties, Lexington       JAMES H. MCALPINE                           Retired General Superintendent,
State Bank                                 Owner, Midway General Store                 A. Watts, Inc. (general contractor)

                                           PATRICIA S. PATTERSON
EUNICE M. DUDLEY                           Secretary-Treasurer, Patterson Textiles
Chief Financial Officer, Dudley
Products, Inc.
                                           A. N. SMITH                                 THOMASVILLE
                                           Owner, A. N. Smith and Sons Building
DAVID W. GOOGE                             Company                                     RICK T. BATTEN
Owner, Googe Financial Services                                                        President, Black Lumber Company

                                           HERBERT A. SNYDER
GLEN D. HART                               Owner, Snyder's Fuel Oil Service; Part-     HOLLIS S. BLAIR
Owner, Hart Properties                     Owner, Snyder, Snyder and Associates        President, Elliot Florist & Greenhouse,
                                                                                       Inc.
DONALD G. HAVER                            GREGG W. STABLER
Retired Vice President-Community           Manager, Davidson Water, Inc.
Affairs, R. J. Reynolds Tobacco Company                                                JOE W. CARROLL
                                                                                       Senior Vice President & City Executive-
                                                                                       Thomasville, Lexington State Bank
LEWIS E. HUBBARD, SR.
President, Hubbard Realty of               STOKES COUNTY
Winston-Salem, Inc.                                                                    JOSEPH R. HEDGPETH, M.D.
                                           JAMES R. BURROW                             Physician, Thomasville Ob-Gyn
                                           Owner, James R. Burrow Surveying and        Associates, P. A.
CALVERT B. JEFFERS, JR., DVM               Mapping Company
Veterinarian, Boulevard Animal Hospital
                                                                                       JAMES E. HUNTER, M.D.
                                           LEWIS N. CARROLL                            Physician, Thomasville Medical
SANDRA K. MITCHELL                         Owner, Carroll Signs & Advertising          Associates, Inc.
President, Utility Auditing, Inc.

                                           W. FRANK FOWLER, DDS                        HUBERT M. LEONARD
DALE R. PINILIS                            Retired Dentist                             Major General, U.S. Army (Retired)
President, Winston-Salem Speedway, Inc.

                                           EUGENE A. LYONS                             KEVIN C. YATES
ROBERT S. SIMON                            Retired Principal, North Stokes H.S.;       President, Carolina Veneer of
President, Windsor Jewelers, Inc.          Stokes County Commissioner                  Thomasville, Inc.


OFFICERS OF LSB BANCSHARES, INC.

ROBERT F. LOWE                      H. FRANKLIN SHERRON, JR.            MONTY J. OLIVER                     ROBIN A. HUNEYCUTT
Chairman, President                 Vice President                      Secretary & Treasurer               Assistant Secretary
& Chief
Executive Officer

OFFICERS OF LEXINGTON STATE BANK

ROBERT F. LOWE                      LYNN B. COLLINS                     KEARNEY H. ANDREWS                  KIMBERLY M. WEHRLE
Chairman, President                 Vice President, Operations          Assistant Vice President,           Assistant Vice President
& Chief                                                                 Marketing                           & Assistant Secretary
Executive Officer                   DONNA G. HENCH
                                    Vice President & Auditor            DEBBIE C. FANARY                    MARTHA Y. LEONARD
H. FRANKLIN SHERRON, JR.                                                Assistant Vice President,           Banking Officer
Executive Vice President            BRENDA M. HOUSER                    Mortgage Loans
                                    Vice President                                                          SALLY C. THOMASON
MONTY J. OLIVER                     & Trust Officer                     JEAN P. GOOCH                       Banking Officer
Executive Vice President                                                Assistant Vice President,
& Cashier                           ROBIN A. HUNEYCUTT                  Corporate Accounting                TENA C. YOUNTZ
                                    Vice President & Secretary                                              Banking Officer
RONALD E. COLEMAN                                                       R. CARLTON JONES, JR.
Senior Vice President,              P. WAYNE KIMBRELL, JR.              Assistant Vice President,           JACQUELINE K. AURICH
Commercial Loans                    Vice President, Revolving           Commercial Loans                    Assistant Marketing
                                    & Consumer Credit                                                       Officer
R. CLARK DILLON                                                         SHERRILL B. JONES
Senior Vice President               PAMELA S. LAWSON                    Assistant Vice President,           THOMAS J. BEIGHLEY
& Trust Officer                     Vice President                      Operations                          Assistant Auditor
                                    & Assistant Auditor
CHARLES N. REYNOLDS                                                                                         JOHN R. CRANOR
Senior Vice President,              E. WARREN MACKINSTRY                BARBARA C. KESLER                   Information Systems
Credit Administration               Vice President,                     Assistant Vice President,           Officer
                                    Commercial Loans                    Staff Development
D. GERALD SINK                                                                                              KATHY L. JOHNSON
Senior Vice President,              KATHY V. RICHARDSON                 KATHRYN C. OAKLEY                   Assistant Secretary
Operations                          Vice President &                    Assistant Vice President,
                                    Branch Administrator                Human Resources                     TEDDY L. JONES
RONALD W. SINK                                                                                              Assistant Secretary
Senior Vice President,              W. EARL SNIPES                      REBECCA JO PEOPLES
Human Resources                     Vice President,                     Assistant Vice President            CATHY B. MARION
                                    Commercial Loans                    & Assistant                         Human Resource &
H. KENT BECK                                                            Branch Administrator                Assistant Security
Vice President,                     JAMES J. TOBIN                                                          Officer
Mortgage Loans                      Vice President,                     SHIRLEY V. PUTNAM
                                    Commercial Loans                    Assistant Vice President,           ROCKY S. TAYLOR
CORETTA J. BIGELOW                                                      Mortgage Operations                 Security Officer &
Vice President,                     STEPHEN V. WEEKS                                                        Loan Recovery Officer
Credit Administration               Vice President,
                                    Consumer Loans                      REBEKAH C. TUCKER
CRAIG L. CALL                                                           Assistant Vice President,
Vice President,                     JACQUES S. YOUNGBLOOD               Consumer Loans
Corporate Accounting                Vice President,
                                    Information Systems                 JOSEPH T. WALLACE
TED A. CARTER                                                           Assistant Vice President
Vice President,                                                         & Compliance Officer
Mortgage Loans


OFFICES OF LEXINGTON STATE BANK AND SUBSIDIARIES


DAVIDSON COUNTY:                    TALBERT BOULEVARD                   RUBY D. MORRIS                      WANDA S. MERSCHEL
ARCADIA OFFICE                      OFFICE                              Consumer Loan Officer               Vice President &
JANET B. YATES                      LEWIS N. TERRELL                                                        Secretary
Assistant Vice                      Assistant Vice President            WEST SIDE OFFICE                     Assistant
President                                                               SHEILA S. DANIELS                   C. FRANK GAMBLE
                                    THOMASVILLE                         Banking Officer                     Vice President,
SHARON C. PIERCE                    NATIONAL HIGHWAY OFFICE                                                 Mortgage Loans
Branch Officer                      JOE W. CARROLL                                                          BETTY R. HARTMAN
                                    Senior Vice President               FORSYTH COUNTY:                     Assistant Vice President
CENTER STREET OFFICE                & City Executive,                   KERNERSVILLE OFFICE
TERESA A. GREGG                     Thomasville Offices                 DEBORAH S. COOK                     STOKES COUNTY:
Banking Officer                     JOYCE A. OVERSTREET                 Vice President                      DANBURY OFFICE
                                    Banking Officer,                                                        ARTHUR A. SMITH
LEXINGTON LOAN CENTER               Mortgage Loans                      RURAL HALL OFFICE                   Assistant Vice President
JIM D. THOMASON                                                         LOLA R. FRY
Vice President                      THOMASVILLE                         Assistant Vice President            KING OFFICE
TAMARA M. HUNT                      PIEDMONT RETIREMENT                 ROBIN S. THOMAS                     R. STANLEY SOUTHERN
Assistant Secretary                 CENTER OFFICE                       Assistant Branch Officer            Vice President
                                    DAVIDA L. BECK                                                          & City Executive
MIDWAY OFFICE                       Office Manager                      WALKERTOWN OFFICE                   KENT L. TEAGUE
EDWARD A. POTTS, JR.                                                    PAMELA B. TUTTLE                    Vice President,
Vice President,                     THOMASVILLE                         Banking Officer                     Commercial Loans
Mortgage Loans                      RANDOLPH STREET OFFICE                                                  WADE N. GENTRY
WENDY L. NORRIS                     E. BROOKS NASH, JR.                 WINSTON-SALEM                       Assistant Vice President
Assistant Vice President            Vice President,                     SHERWOOD PLAZA OFFICE               CARLA W. HOOKER
                                    Commercial Loans                    LINDA H. MAYNARD                    Assistant Vice President
NORTH LEXINGTON OFFICE              DAREN C. FULLER                     Assistant Vice President
PATTIE S. BAYLIFF                   Assistant Vice President                                                LSB FINANCIAL
Banking Officer                                                         WINSTON-SALEM                       SERVICES, INC.
                                    WALLBURG OFFICE                     STRATFORD ROAD OFFICE               PATRICIA A. ROZANSKI
SOUTH LEXINGTON OFFICE              THOMAS B. PHELPS                    NICHOLAS A. DAVES                   Vice President
NANCY S. SEAFORD                    Assistant Vice President            Senior Vice President               & Program Manager
Assistant Vice President            ANN B. WARREN                       & Area Executive,
RANDALL C. BULLIN                   Assistant Branch Officer            Forsyth & Stokes Counties
Assistant Branch Officer,                                               SUZANNE J. BULLOTTA                 PEOPLES FINANCE COMPANY
Mortgage Loans                      WELCOME OFFICE                      Senior Vice President,              OF LEXINGTON, INC.
                                    MARY SUE STALLINGS                  Commercial Loans                    KEITH O. FRAZIER
SOUTH MAIN STREET                   Vice President                      DENICE C. ALLEN                     Vice President
OFFICE                              DEBBIE W. KEPLEY                    Vice President,                     DANNY G. SPURRIER
CATHY F. WILKERSON                  Assistant Branch Officer,           Commercial Loans                    Branch Officer
Banking Officer                     Mortgage Loans

DIVIDEND REINVESTMENT

Registered holders of LSB Bancshares, Inc. common stock are eligible to participate in the Corporation's Dividend Reinvestment and Stock Purchase Plan, a convenient and economical way to acquire additional shares of Bancshares common stock by reinvesting dividends without the payment of service charges or brokerage fees. For further information, contact Bancshares' Corporate Office.

STOCK LISTING (LXBK)

The common stock of LSB Bancshares, Inc. is traded on the Nasdaq National Market(R) and is quoted electronically through the National Association of Securities Dealers Automated Quotations System (NASDAQ/NMS) under the symbol LXBK.

TRANSFER AGENT AND REGISTRAR

Wachovia Shareholder Services
Boston EquiServ, L.P.
Post Office Box 8217
Boston, Massachusetts 02266-8217
800/633-4236

FINANCIAL INQUIRIES

Analysts and investors seeking financial information about LSB Bancshares, Inc. should contact Monty J. Oliver, Executive Vice President, at the address or telephone number listed on the back cover.

Shareholders needing information concerning transfer requirements, lost certificates and changes of address should contact Bancshares' transfer agent or Bancshares' Corporate Office.

EQUAL OPPORTUNITY EMPLOYER

LSB Bancshares, Inc. is an equal opportunity employer. All matters regarding recruiting, hiring, training, compensation, benefits, promotions, transfers and all other personnel policies will remain free from discriminatory practices.

STOCK AND DIVIDEND INFORMATION

LSB Bancshares, Inc.'s common stock is traded on the NASDAQ National Market under the symbol LXBK. The following table shows the high, low and closing sales prices reported on the NASDAQ National Market and cash dividends declared per share for the indicated periods.


                                        Prices                 Cash
                           ------------------------------    Dividends
1998                        High         Low        Close    Declared
----------------------------------------------------------------------
First Quarter .......      $24.40      $19.20      $22.00      .10
Second Quarter ......       22.75       19.50       19.50      .10
Third Quarter .......       20.75       15.50       17.00      .10
Fourth Quarter ......       19.50       15.62       19.25      .12

1997
----------------------------------------------------------------------
First Quarter .......      $16.60      $14.40      $16.00     .088
Second Quarter ......       16.80       15.20       15.80     .088
Third Quarter .......       17.20       15.60       16.40     .088
Fourth Quarter ......       24.80       17.00       20.80     .088

The following firms make a market in LSB Bancshares' common stock:

Robinson Humphrey Co., Inc.
Interstate/Johnson Lane Cp
Wheat First Securities, Inc.
Scott & Stringfellow, Inc.
Morgan Keegan & Co., Inc.
BT Alex. Brown, Inc.
Legg Mason Wood Walker, Inc.

ANNUAL MEETING

The Annual Meeting of Shareholders of LSB Bancshares, Inc. will be held at 1:00 p.m., Wednesday, April 21, 1999 at the J. Smith Young YMCA located at 119 West Third Avenue, Lexington. All shareholders are cordially invited to attend.

ANNUAL DISCLOSURE STATEMENT

This statement has not been reviewed for accuracy or relevance by the Federal Deposit Insurance Corporation.

LSB BANCSHARES, INC. &
LSB CORPORATE OFFICE:
---------------------

One LSB Plaza/38 West First Avenue
P.O. Box 867
Lexington, NC27293-0867
336/248-6500
www.lsbbancshares.com

LSB OFFICES & SUBSIDIARIES:
--------------------------
Davidson County...
Arcadia(*)
3500 Old Salisbury Road
Center Street(*)
27 West Center Street
Lexington Loan Center
300 East Center Street
Midway(*)
11492 Old U.S. Highway 52
National Highway(*)
724 National Highway, Thomasville
North Lexington
1109 Winston Road
Piedmont Retirement Center
100 Hedrick Drive, Thomasville
Randolph Street(*)
941 Randolph Street, Thomasville
South Lexington(*)
926 Cotton Grove Road
South Main Street
701 South Main Street
Talbert Boulevard(*)                             [PHOTO: People Standing]
285 Talbert Boulevard
Wallburg(*)
10335 North N.C. Highway 109
Welcome(*)
6123 Old U.S. Highway 52
West Side(*)
60 New U.S. Highway 64 West

Forsyth County...
Kernersville(*)
131 East Mountain Street
Rural Hall(*)
8055 Broad Street
Sherwood Plaza(*)
3384 Robinhood Road, Winston-Salem
Stratford Road(*)
161 S. Stratford Road, Winston-Salem
Walkertown(*)
3000 Old Hollow Road

Stokes County...
Danbury(*)
Highways 8 & 89, Old Walnut Cove Road
King(*)
647 S. Main Street

(*) ATM available at this location.

LSB Financial Services
29 West Center Street

Peoples Finance Company
203 E. Center Street

LSC01-AR-99

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LSB BANCSHARES, INC.

Date: February 9, 1999                By   /s/ Robert F. Lowe
                                         ----------------------------------
                                               Robert F. Lowe, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Capacity                        Date
---------                     --------                        ----

  /s/ Robert F. Lowe          President and Director          February 9, 1999
---------------------------   (Principal Executive Officer)
Robert F. Lowe

  /s/ Monty J. Oliver         Secretary and Treasurer         February 9, 1999
---------------------------   (Principal Financial Officer)
Monty J. Oliver

  /s/ Michael S. Albert       Director                        February 9, 1999
---------------------------
Michael S. Albert

  /s/ Peggy B. Barnhardt      Director                        February 9, 1999
---------------------------
Peggy B. Barnhardt

  /s/ Leonard H. Beck         Director                        February 9, 1999
---------------------------
Leonard H. Beck

  /s/                         Director                        February 9, 1999
---------------------------
Marvin D. Gentry

  /s/ Samuel R. Harris        Director                        February 9, 1999
---------------------------
Samuel R. Harris

  /s/ Walter A. Hill, Sr.     Director                        February 9, 1999
---------------------------
Walter A. Hill, Sr.

  /s/ Sue H. Hunter           Director                        February 9, 1999
---------------------------
Sue H . Hunter

  /s/ Davis A. Smith          Director                        February 9, 1999
---------------------------
Davis A. Smith

  /s/ Robert B. Smith, Jr.    Director                        February 9, 1999
---------------------------
Robert B. Smith, Jr.

  /s/ Burr W. Sullivan        Director                        February 9, 1999
---------------------------
Burr W. Sullivan

  /s/ Roberts E. Timberlake   Director                        February 9, 1999
---------------------------
Roberts E. Timberlake

  /s/ Lloyd G. Walter, Jr.    Director                        February 9, 1999
---------------------------
Lloyd G. Walter, Jr.

  /s/ Julius S. Young, Jr.    Director                        February 9, 1999
---------------------------
Julius S. Young, Jr.