Form 10-Q
period 1999-03-31
LSB BANCSHARES INC /NC/
filed 1999-05-13
CIK 714530

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1999

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

         The number of shares outstanding as of March 31, 1999 was 8,618,374.

                              LSB BANCSHARES, INC.

                                    FORM 10-Q

                                      INDEX


Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets
         March 31, 1999 and 1998, December 31, 1998

         Consolidated Statements of Income
         Three Months Ended March 31, 1999 and 1998


         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1999 and 1998


         Notes to Consolidated Financial Statements
         Three Months Ended March 31, 1999 and 1998

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

LSB Bancshares, Inc.
Consolidated Balance Sheets
(In Thousands)

                                                             March 31       December 31      March 31
                                                               1999            1998            1998
                                                            ---------       ----------      ---------
Assets
Cash and Due From Banks                                     $  27,470       $  33,292       $  26,782
Interest-Bearing Bank Balances                                 12,820           9,862          13,053
Federal Funds Sold and Securities Purchased
     Under Resale Agreements                                   49,730          40,595          48,905
Investment Securities:
     Held to Maturity, MV $59,782, $61,386 and $53,104         58,937          59,907          51,717
     Available for Sale, at Market Value                       70,825          83,936          81,291
Loans                                                         451,411         436,014         401,639
Less, Reserve for Loan Losses                                  (5,174)         (5,048)         (4,679)
                                                            ---------       ---------       ---------
        Net Loans                                             446,237         430,966         396,960
Premises and Equipment                                         11,494          11,528          11,269
Other Assets                                                    9,680           8,920           9,650
                                                            ---------       ---------       ---------
        Total Assets                                        $ 687,193       $ 679,006       $ 639,627
                                                            =========       =========       =========


Liabilities
Deposits
     Demand                                                 $  68,961       $  71,867       $  64,448
     Savings, NOW and Money Market Accounts                   287,091         287,315         235,346
     Certificates of Deposit of less than $100,000            162,421         158,664         160,630
     Certificates of Deposit of $100,000 or more               59,771          49,481          65,221
                                                            ---------       ---------       ---------
        Total Deposits                                        578,244         567,327         525,645
Securities Sold Under Agreements to Repurchase                  5,293           5,537           6,307
Borrowings from the Federal Home Loan Bank                     26,867          28,842          32,633
Other Liabilities                                               4,804           3,870           6,598
                                                            ---------       ---------       ---------
        Total Liabilities                                     615,208         605,576         571,183
                                                            ---------       ---------       ---------
Shareholders' Equity
Preferred Stock, Par Value $.01 Per Share:
     Authorized 10,000,000 shares; none issued                      0               0               0
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,618,374 Shares
in 1999 and 8,722,895 and 8,692,580 shares in 1998             43,092          43,614          43,463
Paid-In Capital                                                13,318          14,903          14,840
Retained Earnings                                              15,298          14,248          10,097
Accumulated Other Comprehensive Income                            277             665              44
                                                            ---------       ---------       ---------
        Total Shareholders' Equity                             71,985          73,430          68,444
                                                            ---------       ---------       ---------
        Total Liabilities and Shareholders' Equity          $ 687,193       $ 679,006       $ 639,627
                                                            =========       =========       =========

Memorandum:  Standby Letters of Credit                      $   3,140       $   2,896       $   2,221

LSB Bancshares, Inc.
Consolidated Statements of Income
(In Thousands except Share Data)

                                                              Three Months Ended
                                                                    March 31
                                                         --------------------------
                                                            1999             1998
                                                         ----------      ----------
Interest Income
     Interest and Fees on Loans                          $    9,951      $    9,317
     Interest on Investment Securities:
        Taxable                                               1,414           1,268
        Tax Exempt                                              480             466
     Interest-Bearing Bank Balances                             172             145
     Federal Funds Sold and Securities
        Purchased Under Resale Agreements                       515             721
                                                         ----------      ----------
        Total Interest Income                                12,532          11,917
                                                         ----------      ----------

Interest Expense
     Deposits                                                 4,862           4,766
     Securities Sold Under Agreements to Repurchase              45              57
     Borrowings from the Federal Home Loan Bank                 414             467
                                                         ----------      ----------
        Total Interest Expense                                5,321           5,290
                                                         ----------      ----------

Net Interest Income                                           7,211           6,627
     Provision for Loan Losses                                  165             165
                                                         ----------      ----------
     Net Interest Income After Provision
     for Loan Losses                                          7,046           6,462
                                                         ----------      ----------

Noninterest Income
     Service Charges on Deposit Accounts                        741             606
     Gains (Losses) on Sales of Mortgages                       110              52
     Other Operating Income                                     880             838
                                                         ----------      ----------
        Total Noninterest Income                              1,731           1,496
                                                         ----------      ----------

Noninterest Expense
     Personnel Expense                                        3,042           2,873
     Occupancy Expense                                          318             321
     Equipment Depreciation and Maintenance                     305             297
     Other Operating Expense                                  1,842           1,794
     Merger-Related Costs                                         0             160
                                                         ----------      ----------
        Total Noninterest Expense                             5,507           5,445
                                                         ----------      ----------
     Income Before Income Taxes                               3,270           2,513
     Income Taxes                                             1,012             776
                                                         ----------      ----------
Net Income                                               $    2,258      $    1,737
                                                         ==========      ==========

Earnings Per Share:
     Basic                                               $     0.26      $     0.20
     Diluted                                                   0.26            0.20

Weighted Average Shares Outstanding
     Basic                                                8,644,244       8,681,462
     Diluted                                              8,808,468       8,904,431

LSB Bancshares, Inc.
Consolidated Statements of Cash Flow
(In Thousands)

                                                             Three Months Ended March 31
                                                             ---------------------------
                                                                 1999            1998
                                                               --------       --------
Cash Flow from Operating Activities
Net Income                                                     $  2,258       $  1,737
Adjustments to reconcile net income to net cash:
  Depreciation and amortization                                     321            304
  Securities premium amortization and
    discount accretion, net                                           9            (48)
  (Increase) decrease in loans held for sale                       (283)        (1,322)
  Deferred income taxes                                             172             83
  Income taxes payable                                              845            661
  (Increase) decrease in income earned but not received            (238)          (485)
  Increase (decrease) in interest accrued but not paid               (7)           245
  Provision for loan losses                                         165            165
  Gain on sale of premise and equipment                             (16)            (8)
                                                               --------       --------
     Net Cash provided by operating activities                    3,226          1,332
                                                               --------       --------

Cash Flow From Investing Activities
Purchases of securities held to maturity                         (3,595)        (1,911)
Proceeds from maturities of securities held to maturity           4,563          5,102
Proceeds from sales of securities held to maturity                    0              0
Purchases of securities available for sale                            0        (32,028)
Proceeds from maturities of securities available for sale        12,467          1,280
Proceeds from sales of securities available for sale                  0              0
Net (increase) decrease in loans made to customers              (15,153)        (3,414)
Purchases of premises and equipment                                (308)          (325)
Proceeds from sale of premises and equipment                         36             22
Net (increase) decrease in federal funds sold
  and securities purchased under resale agreements               (9,135)        11,435
(Increase) decrease in other assets                                (446)            (3)
                                                               --------       --------
  Net cash used by investing activities                         (11,571)       (19,842)
                                                               --------       --------

Cash Flow from Financing Activities
Net increase (decrease) in demand deposits,
NOW, money market and savings accounts                           (3,130)         5,300
Net increase (decrease) in time deposits                         14,048         17,321
Net increase (decrease) in securities
  sold under agreements to repurchase                              (244)        (1,956)
Proceeds from issuance of long term debt                         10,000              0
Payments on long term debt                                      (11,975)        (1,125)
Dividends Paid                                                   (1,207)          (884)
Net increase (decrease) in other liabilities                         96          2,000
Proceeds from issuance of common stock                              101            193
Common stock repurchased                                         (2,208)
                                                               --------       --------
  Net cash provided by financing activities                       5,481         20,849
                                                               --------       --------

Increase (decrease) in cash and cash equivalents                 (2,864)         2,339
Cash and cash equivalents at the beginning of the period         43,154         37,496
                                                               --------       --------
Cash and cash equivalents at the end of the period             $ 40,290       $ 39,835
                                                               --------       --------

Supplemental Disclosures of Cash Flow Information
  Cash paid during the years for:
    Interest                                                   $  5,328       $  5,048
    Income Taxes                                                     (2)             1

Supplemental Disclosures of Noncash Transactions
  Transfer of loans to other real estate owned                 $    160       $     63
  Unrealized losses on securities available for sale:
    Change in securities available for sale                        (637)          (213)
    Change in deferred income taxes                                 248             83
    Change in shareholders' equity                                 (389)          (130)

                              LSB Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                   Three Months Ended March 31, 1999 and 1998

Note 1.   Basis of Presentation

         The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         The accompanying unaudited Consolidated Financial Statements include the accounts of LSB Bancshares, Inc., (the Corporation) and its wholly owned subsidiary, Lexington State Bank (the Bank) and the Bank's wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. and LSB Financial Services, Inc.

         For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

Note 2.  Investment Securities

         The valuations of investment securities as of March 31, 1999 and December 31, 1998 were as follows (in thousands):

                                                            March 31, 1999
                                                                                     Approximate
                                            Amortized     Unrealized    Unrealized      Market
                                               Cost          Gains        Losses        Value
                                            ---------     ----------    ----------    --------

Securities held to maturity:
U.S. Treasury and other U.S.
     government agency obligations          $ 24,111      $     33      $    371      $ 23,773
State, county and municipal securities        34,826         1,365           182        36,009
                                            --------      --------      --------      --------
     Total securities held to maturity      $ 58,937      $  1,398      $    553      $ 59,782
                                            ========      ========      ========      ========

                                                                                     Approximate
                                            Amortized     Unrealized    Unrealized      Market
                                               Cost          Gains        Losses        Value
                                            ---------     ----------    ----------    --------

Securities available for sale:
U.S. Treasury and other U.S.
     government agency obligations          $ 67,349      $    547      $    136      $ 67,760
State, county and municipal securities           854            42             0           896
Federal Home Loan Bank stock                   2,169             0             0         2,169
                                            --------      --------      --------      --------
     Total securities available for sale    $ 70,372      $    589      $    136      $ 70,825
                                            ========      ========      ========      ========

                                                           December 31, 1998
                                                                                     Approximate
                                           Amortized     Unrealized    Unrealized      Market
                                             Cost          Gains         Losses         Value
                                           ---------     ----------    ----------     --------

Securities held to maturity:
U.S. Treasury and other U.S.
    government agency obligations           $ 24,120      $     55      $    133      $ 24,042
State, county and municipal securities        35,787         1,663           106        37,344
                                            --------      --------      --------      --------
    Total securities held to maturity       $ 59,907      $  1,718      $    239      $ 61,386
                                            ========      ========      ========      ========

                                                                                      Approximate
                                             Amortized    Unrealized    Unrealized      Market
                                               Cost          Gains         Losses        Value
                                             ---------    ----------    ----------     ---------

Securities available for sale:
U.S. Treasury and other U.S.
    government agency obligations            $ 79,822      $  1,095      $     54      $ 80,863
State, county and municipal securities            855            49             0           904
Federal Home Loan Bank stock                    2,169             0             0         2,169
                                             --------      --------      --------      --------
    Total securities available for sale      $ 82,846      $  1,144      $     54      $ 83,936
                                             ========      ========      ========      ========


         No investment securities were sold for the period ended March 31, 1999.

         Investment securities with amortized cost of $93,496,879 and $93,681,039, as of March 31, 1999 and December 31, 1998, respectively, were pledged to secure public deposits and for other purposes.

Note 3.  Loans (Table in thousands)

         A summary of consolidated loans follows:

                                                 March 31
                                             1999          1998
                                           --------      --------
Commercial, financial, & agricultural      $144,846      $123,786
Real estate - construction                   20,133        13,624
Real estate - mortgage                      210,260       187,854
Installment loans to individuals             61,642        61,600
Lease financing                                 932           767
Other                                        13,598        14,008
                                           --------      --------
Total loans, net of unearned income        $451,411      $401,639
                                           ========      ========

         As of January 1, 1995, the Corporation adopted SFAS 114 as amended by SFAS 118 for impaired loans. The statements subject all loans to impairment recognition except for large groups of smaller-balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Corporation generally considers loans to be impaired when future payments of principal and interest are in doubt. Included in impaired loans are loans that are consistently past due, loans 90 days or more past due and all nonaccrual loans. Interest income on impaired loans is recognized consistent with the Corporation's income recognition policy of daily accrual of income until the loan is determined to be uncollectible and placed in a nonaccrual status. For all impaired loans other than nonaccrual loans, interest income totaling $65,399 for the period was recorded on an accrual basis. Interest income on nonaccrual loans is recognized on a cash basis. No interest was recognized for nonaccrual loans through March 31, 1999 as the bank had no nonaccrual loans for the first quarter of 1999. The adoption of SFAS 114 and SFAS 118 did not have a material effect on the Corporation's financial position or results of operations and required no increase to the reserve for loan and lease losses.

         At March 31, 1999, the total investment in loans that are considered impaired under SFAS 14 was $4,165,000. As previously stated there were no nonaccrual loans for the period. A related valuation allowance of $640,000 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended March 31, 1999 was approximately $4,205,000.

         At March 31, 1999, loans totaling $13,664,000 were held for sale stated at the lower of cost or market on an individual loan basis.

Note 4.  Reserve for Loan Losses (in thousands)

         The following sets forth the analysis of the consolidated reserve for loan losses:

                                        Three Months Ended
                                            March 31

                                       1999           1998
                                      -------       -------
Balances at beginning of periods      $ 5,048       $ 4,601
Provision for loan losses                 165           165
Recoveries of amounts previously
    charged off                            80            44
Loan losses                              (119)         (131)
                                      -------       -------
Balances at end of periods            $ 5,174       $ 4,679
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

         Statement No. 134 ("SFAS 134"), "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" was issued by FASB effective for the first fiscal quarter beginning after December 15, 1998. SFAS 134 amends SFAS 65 by allowing retained securitized mortgage loans to be classified as either held-to-maturity, available-for-sale or trading in accordance with the provisions of SFAS 115. Bancshares does not currently securitize mortgage loans and does not anticipate any material effect on its financial position or operating results.

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

         Bancshares has completed the awareness phase and the assessment phase of both its information technology (computer systems) and non-information technology systems (heating, air condition systems, elevator systems, calculators, etc.). Testing strategies and plans have been completed and put in place. These first two phases were completed on schedule in April of 1998.

         Bancshares is presently on schedule with the renovation phase and validation phase of its internal software with completion projected for mid 1999. Software programs from the National Software Testing Laboratories (NSTL) are being utilized to test all personal computers and computer servers for compliance. Data processing of Bancshares is through Fiserv in an RJE environment. As such, the bank is participating with Fiserv's Testing Acceptance Group and the Client Advisory Board in Year 2000 testing. The renovation phase, validation phase and implementation phase of the Fiserv core application systems has been completed. Interfaces within the Fiserv application systems are in the validation and implementation phase.

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

         The estimated cost of Bancshares' Year 2000 project is currently $400,000 and is being funded through operating cash flows. As of March 31, 1999, a cumulative total of $103,000 has been expensed, with $9,000 being expensed in the first quarter of 1999. The costs of the Year 2000 project and the date on which Bancshares plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans.

         Bancshares is continuing with the development of contingency plans that outline emergency response procedures that adhere to regulatory guidelines. The contingency plans represent an enhancement of Bancshares' business resumption plans and have as their goal the resumption of business in the event there is a disruption of critical systems necessary to operate. The contingency plans include the use of alternative processing sites, off-site processing, consolidation of customer services, alternative communications support and other contingency service suppliers. Federal regulatory agencies periodically review Bancshares' Year 2000 conversion efforts and have had no adverse criticism on the progress to date or its schedule to complete the Year 2000 project.

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

         Bancshares presently believes that with its Year 2000 project schedule and contingency plan development, the Year 2000 issue can be mitigated. However, if its Year 2000 project goals are not met or completed on a timely basis, or if mission critical third-parties do not met their own Year 2000 issues, disruptions in operations could occur and could have a material adverse impact on the financial position of Bancshares.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Net Interest Income

         The primary source of earnings for the Corporation is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.

         Total interest income of $12,532,000 for the first quarter of 1999 was up $615,000 or 5.2% compared to $11,917,000 for the first quarter of 1998. Total interest expense for the same period increased only $31,000 or 0.6%. These results produced net interest income of $7,211,000 for the first quarter of 1999, for a gain of $584,000 or 8.8% compared to $6,627,000 for the first quarter of 1998. The gain in net interest income for the first quarter of 1999 was the result of strong loan demand and contained interest expense. Loans constitute the largest group of earning assets and therefore generate the majority of Bancshares' interest income. For the period ended March 31, 1999, loans increased $49,772,000 or 12.4% over March 31, 1998 and $15,397,000 or 3.5% over
         December 31, 1998. Deposits for the same period were up $52,599,000 or 10.0% compared to March 31, 1998 and $10,917,000 or 1.9% compared to December 31, 1998.

Noninterest Income and Expense

         Noninterest income for the first quarter of 1999 was up $235,000 or 15.7% compared to the first quarter of 1998. Fee income related to service charges on deposit accounts for the first quarter of 1999 increased $135,000 or 22.3% compared to the first quarter of 1998. Gains on the sale of mortgage loans for the first quarter of 1999 increased $58,000 or 111.5% compared to the first quarter of 1998. Other operating income for the first quarter of 1999 was up $42,000 or 5.0% compared to the first quarter of 1998. The increase is primarily attributable to fee income from the Bank's bankcard division, which produced an increase of $81,000 or 45.4% for the first quarter of 1999 compared to the first quarter of 1998. Commissions generated by the financial services' subsidiary decreased $81,000 or 43.1% the first quarter of 1999 compared to the first quarter of 1998 as the result of staff turnover. Management anticipates improvements following staff adjustments. The bank's financial services subsidiary generates commission income from the sale of mutual funds, annuities and equities.

         Noninterest expense for the first quarter of 1999 increased $62,000 or 1.1% compared to the first quarter of 1998. Personnel expense for the first quarter of 1999, comprised of salaries and fringe benefits, was up $169,000 or 5.9% over the first quarter of 1998. Occupancy expense declined $3,000 in the first quarter of 1999 compared to the first quarter of 1998. Equipment depreciation and maintenance expense for the first quarter of 1999 increased $8,000 or 2.7% compared to the corresponding period of 1998. Other operating expense for the first quarter of 1999 increased $48,000 or 2.7% compared to the first quarter of 1998. One factor contributing to this small increase in other operating expense was a decrease in automated processing expense in the first quarter of 1999 of $21,000 or 5.8% compared to the first quarter of 1998. Additionally, expenses for the financial services' subsidiary decreased the first quarter of 1999 $48,000 or 76.1% compared to the first quarter of 1998. Advertising expense also decreased $60,000 or 44.6% in the first quarter of 1999 compared to the same period a year ago. Bankcard expense for the first quarter of 1999 increased $80,000 or 59.4.

Asset Quality and Provision for Loan Losses

         The reserve for loan losses was $5,174,000 or 1.15% of loans outstanding at March 31, 1999 compared to $5,048,000 or 1.16% of loans outstanding at December 31, 1998 and $4,679,000 or 1.16% at March 31, 1998. Non-performing loans totaled $2,045,000 or .45% of loans outstanding at March 31, 1999 compared to $1,912,000 or .44% of loans outstanding at December 31, 1998, and $1,689,000 or .42% of loans outstanding at March 31, 1998. Nonperforming loans include nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. At March 31, 1999, Bancshares had $158,000 in restructured loans and $1,026,000 in other real estate. As of March 31, 1999 Bancshares did not have any nonaccrual loans. Accruing loans past due 90 days or more were $861,000 at March 31, 1999 compared to $759,000 at December 31, 1998 and $334,000 at March 31, 1998. The accrual of interest generally discontinues on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At March 31, 1999, the reserve for loan losses was 2.53 times the nonperforming loans, compared to 2.64 times at December 31, 1998 and 2.77 times nonperforming loans at March 31, 1998.

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

         The provision for loan and lease losses at March 31, 1999 was $165,000 compared to $165,000 in 1998. Net charge-offs amounted to $39,000, or .08% of average loans outstanding, on an annualized basis, during the first quarter of 1999. The quality of the loan portfolio continues to be of the highest level, which is reflected in the loan loss provision expensed.

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


                             ASSET QUALITY ANALYSIS

                                                       3/31/99        12/31/98         3/31/98
                                                      --------        --------        --------

RESERVE FOR LOAN LOSSES
        Beginning Balance                             $  5,048        $  4,601        $  4,601
        Provision for loan losses                          165             770             165
        Net (charge-off) recoveries                        (39)           (323)            (87)
                                                      --------        --------        --------
        Ending balance                                   5,174           5,048           4,679

RISK ASSETS
        Nonaccrual loans                              $      0        $      0        $      0
        Foreclosed real estate                           1,026             921           1,129
        Restructured loans                                 158             232             226
        Loans 90 days or more past due
          and still accruing                               861             759             334
                                                      --------        --------        --------
        Total risk assets                                2,045           1,912           1,689
ASSET QUALITY RATIOS
Nonaccrual loans as a percentage of total loans           0.00%           0.00%           0.00%

Nonperforming assets as a percentage of:
        Total assets                                      0.30            0.28            0.26
        Loans plus foreclosed property                    0.45            0.44            0.42
Net charge-offs as a percentage of average loans          0.08 X          0.08            0.08 X
Reserve for loan losses as a percentage of loans          1.15            1.16            1.16
Ratio of reserve for loan losses to:
        Net charge-offs                                  33.00 X         15.61           13.45 X
        Nonaccrual loans                                   N/M             N/M             N/M

*N/M Denotes Non Meaningful
   X Denotes Annualized

Income Taxes

         Accrued taxes applicable to income for the three-month period ended March 31, 1999 were $1,012,000 compared to $776,000 for the three-month period ended March 31, 1998. Pretax income for the first three months of 1999 of $3,270,000 was $757,000 above the $2,513,000 for the first three months of 1998. The change in accrued taxes for the periods being compared is primarily attributable to this difference in pretax income.

Capital Resources and Shareholders' Equity

         Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off-balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders' equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the reserve for loan losses and certain long-term debt. At March 31, 1999, based on these measures, Bancshares' had a Tier 1 capital ratio of 16.18% compared to the regulatory requirement of 4% and total capital ratio of 17.37% compared to an 8% regulatory requirement.

         Additional regulatory capital measures include the Tier 1 leverage ratio. The Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At March 31, 1999, Bancshares' Tier 1 leverage ratio was 10.42%.

Market Risk Management

         Bancshares' market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The objectives of market risk management are to ensure long-range profitability performance and minimize risk, adhere to proper liquidity and maintain sound capital. To meet these goals, the process of asset/liability management monitors the exposure to interest rate risk, balance sheet trends, pricing policies and liquidity position.

         Profitability and performance are affected by balance sheet composition and interest rate movements. Management responsibility for both liquidity and interest sensitivity reside with a designated Asset/Liability Management Committee ("ALCO"). Market conditions, interest rate trends and the economic environment are all evaluated by ALCO as a part of its asset/liability management decision-making process. Based upon its view of existing and expected market conditions, ALCO adopts balance sheet strategies intended to optimize net interest income to the extent possible while minimizing the risk associated with unanticipated changes in interest rates. Core deposits have historically been the primary funding sources for asset growth. Correspondent relationships have also been maintained with several large banks in order to have access to federal funds purchases when needed. The Bank also has available lines of credit maintained with the Federal Home Loan Bank (the "FHLB") which can be used for funding and/or liquidity needs.

         To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and liabilities. On March 31, 1999 the gap between interest-sensitive assets and interest-sensitive liabilities was a negative $190,177,000 or .61. Under current economic conditions, management believes that is an acceptable level.

         Asset/liability management also addresses liquidity positioning. Liquidity management is required in order to fund current and future extensions of credit, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. As such, it is related to interest rate sensitivity management, in that each is affected by maturing assets and liabilities. While interest sensitivity management is concerned with repricing intervals of assets and liabilities, liquidity management is concerned with the maturities of those respective balances. An appropriate liquidity position is further accomplished through deposit growth and access to sources of funds other than deposits, such as the federal funds market. Details of cash flows for the three-months ended March 31, 1999 and 1998 are provided in the Consolidated Statements of Cash Flow.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

         Bancshares' market risk arises primarily from the interest rate risk inherent in its lending and deposit-taking activities. The structure of Bancshares' loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. Bancshares' does not maintain a trading account nor is it subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with the Asset/Liability Management Committee ("ALCO")which is appointed by the Board of Directors. ALCO regularly reviews Bancshares' interest rate risk position and adopts balance sheet strategies that are intended to optimize net interest income while maintaining market risk within an acceptable tolerance.

         Management believes that there have been no significant changes in market risk as disclosed in Bancshares' quarterly report on Form 10-Q for the period ended March 31, 1999. Management believes that the goal of avoiding material negative changes in net income as a result of changing interest rates has been accomplished.

PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on April 21, 1999. Proxies were solicited in connection with the Annual Meeting in accordance with Regulation 14 under the Securities Exchange Act of 1934, as amended, pursuant to a Proxy Statement dated March 22, 1999, in the form as filed by the Company with the Securities and Exchange Commission on March 22, 1999.

         At the Annual Meeting, the shareholders of the Company (i) elected six members to the Company's Board of Directors, (ii) ratified the appointment of Turlington and Company LLP to conduct the independent audit for the year 1999 and (iii) voted against a shareholder proposal relating to minimum share ownership requirements for members of the Board of Directors of the Company, each as more fully described in the Proxy Statement. Of the 8,642,988 shares of the Company's common stock represented and entitled to vote at the Annual Meeting, the number of shares cast for, against and withheld, and the number of abstentions and broker non-votes, as to each proposal are set forth below:

         1.       Elections of Directors.

                                       For (Proxy)       Withheld
                                       -----------       --------
                  Leonard H. Beck      6,082,868          96,343
                  Marvin D. Gentry     6,108,899          70,312
                  Samuel R. Harris     6,053,156         126,055
                  Sue H. Hunter        6,001,409         177,802
                  David A. Smith       6,079,743          99,468
                  Burr W. Sullivan     6,069,831         109,380

         2. Ratification of appointment of Turlington and Company LLP, CPA's, to conduct the independent audit for the year 1999.

                         For         Against    Abstaining
                         ---         -------    ----------

                         6,104,229   48,248     26,734

         3. Shareholder proposal by W. Robert Koontz relating to minimum share ownership requirements for Directors.

                         For         Against    Abstaining    Non-Vote
                         ---         -------    ----------    --------

                         1,078,594   3,666,167  360,028       1,074,422

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         A. Exhibits

         During the first quarter of 1999, the Corporation filed the following:

         (27)                Financial Data Schedule (for SEC use only)

         B. Reports on Form 8-K

         The Corporation did not file any reports on Form 8-K during the three months ended March 31, 1999.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Date  May 10, 1999         LSB BANCSHARES., INC.
                                    ---------------------
                                        (Registrant)


                                    By: /s/ Monty J. Oliver
                                        ----------------------------------------
                                        Monty J. Oliver
                                        Chief Financial Officer
                                        Principal Accounting Officer