Form 10-Q
period 1999-06-30
LSB BANCSHARES INC /NC/
filed 1999-08-09
CIK 714530

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1999

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

         The number of shares outstanding as of June 30, 1999 was 8,511,720.

                              LSB BANCSHARES, INC.

                                    FORM 10-Q

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         June 30, 1999 and 1998, December 31, 1998

         Consolidated Statements of Income
         Three Months Ended June 30, 1999 and 1998
         Six Months Ended June 30, 1999 and 1998

         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1999 and 1998

         Notes to Consolidated Financial Statements
         Six Months Ended June 30, 1999 and 1998

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

LSB Bancshares, Inc.
Consolidated Balance Sheets
(In Thousands)

                                                               June 30        December 31         June 30
                                                                 1999              1998              1998
                                                              ---------         ---------         ---------
Assets
Cash and Due From Banks                                       $  33,034         $  33,292         $  23,811
Interest-Bearing Bank Balances                                   11,966             9,862            24,129
Federal Funds Sold and Securities Purchased
     Under Resale Agreements                                     30,460            40,595            25,755
Investment Securities:
     Held to Maturity, MV $63,904, $61,386 and $45,613           64,584            59,907            44,248
     Available for Sale, at Market Value                         67,104            83,936            90,363
Loans                                                           475,931           436,014           414,783
Less, Reserve for Loan Losses                                    (5,277)           (5,048)           (4,783)
                                                              ---------         ---------         ---------
        Net Loans                                               470,654           430,966           410,000
Premises and Equipment                                           11,370            11,528            11,553
Other Assets                                                      9,932             8,920             9,380
                                                              ---------         ---------         ---------
        Total Assets                                          $ 699,104         $ 679,006         $ 639,239
                                                              =========         =========         =========


Liabilities
Deposits
     Demand                                                   $  70,259         $  71,867         $  67,796
     Savings, NOW and Money Market Accounts                     292,873           287,315           229,665
     Certificates of Deposit of less than $100,000              161,594           158,664           162,533
     Certificates of Deposit of $100,000 or more                 59,899            49,481            64,536
                                                              ---------         ---------         ---------
        Total Deposits                                          584,625           567,327           524,530
Securities Sold Under Agreements to Repurchase                    4,667             5,537            10,564
Borrowings from the Federal Home Loan Bank                       36,033            28,842            30,600
Other Liabilities                                                 3,478             3,870             3,559
                                                              ---------         ---------         ---------
        Total Liabilities                                       628,803           605,576           569,253
                                                              ---------         ---------         ---------
Shareholders' Equity
Preferred Stock, Par Value $.01 Per Share:
     Authorized 10,000,000 shares; none issued                        0                 0                 0
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,511,720 Shares
in 1999 and 8,722,895 and 8,706,367 shares in 1998               42,559            43,614            43,532
Paid-In Capital                                                  11,482            14,903            14,891
Retained Earnings                                                16,582            14,248            11,392
Accumulated Other Comprehensive Income                             (322)              665               171
                                                              ---------         ---------         ---------
        Total Shareholders' Equity                               70,301            73,430            69,986
                                                              ---------         ---------         ---------
        Total Liabilities and Shareholders' Equity            $ 699,104         $ 679,006         $ 639,239
                                                              =========         =========         =========

Memorandum:  Standby Letters of Credit                        $   3,155         $   2,896         $   2,931

LSB Bancshares, Inc.
Consolidated Statements of Income
(In Thousands except Share Data)

                                                             Three Months Ended              Six Months Ended
                                                                   June 30                        June 30
                                                         --------------------------      --------------------------
                                                            1999            1998            1999            1998
                                                         ----------      ----------      ----------      ----------
Interest Income
     Interest and Fees on Loans                          $   10,547      $    9,680      $   20,498      $   18,997
     Interest on Investment Securities:
        Taxable                                               1,328           1,448           2,742           2,716
        Tax Exempt                                              471             455             951             921
     Interest-Bearing Bank Balances                             183             339             355             484
     Federal Funds Sold and Securities
        Purchased Under Resale Agreements                       464             429             979           1,150
                                                         ----------      ----------      ----------      ----------
        Total Interest Income                                12,993          12,351          25,525          24,268
                                                         ----------      ----------      ----------      ----------

Interest Expense
     Deposits                                                 4,936           4,925           9,798           9,691
     Securities Sold Under Agreements to Repurchase              41              70              86             127
     Borrowings from the Federal Home Loan Bank                 445             431             859             898
                                                         ----------      ----------      ----------      ----------
        Total Interest Expense                                5,422           5,426          10,743          10,716
                                                         ----------      ----------      ----------      ----------

Net Interest Income                                           7,571           6,925          14,782          13,552
     Provision for Loan Losses                                  235             175             400             340
                                                         ----------      ----------      ----------      ----------
     Net Interest Income After Provision
     for Loan Losses                                          7,336           6,750          14,382          13,212
                                                         ----------      ----------      ----------      ----------

Noninterest Income
     Service Charges on Deposit Accounts                        766             651           1,507           1,257
     Gains on Sales of Mortgages                                 96              78             206             130
     Other Operating Income                                   1,000             942           1,880           1,780
                                                         ----------      ----------      ----------      ----------
        Total Noninterest Income                              1,862           1,671           3,593           3,167
                                                         ----------      ----------      ----------      ----------

Noninterest Expense
     Personnel Expense                                        3,062           2,822           6,104           5,695
     Occupancy Expense                                          324             315             642             636
     Equipment Depreciation and Maintenance                     322             291             627             588
     Other Operating Expense                                  2,065           1,889           3,907           3,683
     Merger-Related Costs                                         0               0               0             160
                                                         ----------      ----------      ----------      ----------
        Total Noninterest Expense                             5,773           5,317          11,280          10,762
                                                         ----------      ----------      ----------      ----------
     Income Before Income Taxes                               3,425           3,104           6,695           5,617
     Income Taxes                                               951             935           1,963           1,711
                                                         ----------      ----------      ----------      ----------
Net Income                                               $    2,474      $    2,169      $    4,732      $    3,906
                                                         ==========      ==========      ==========      ==========

Earnings Per Share:
     Basic                                               $     0.29      $     0.25      $     0.55      $     0.45
     Diluted                                                   0.28            0.24            0.54            0.44

Weighted Average Shares Outstanding
     Basic                                                8,549,955       8,704,103       8,597,099       8,692,782
     Diluted                                              8,713,007       8,902,422       8,760,629       8,903,453

LSB Bancshares, Inc.
Consolidated Statements of Cash Flow
(In Thousands)

                                                                     Six Months Ended June 30
                                                                   ---------------------------
                                                                     1999               1998
                                                                   --------           --------
Cash Flow from Operating Activities
Net Income                                                         $  4,732           $  3,906
Adjustments to reconcile net income to net cash:
  Depreciation and amortization                                         649                609
  Securities premium amortization and
    discount accretion, net                                              25               (103)
  (Increase) decrease in loans held for sale                          3,784             (4,105)
  Deferred income taxes                                                 583                115
  Income taxes payable                                                 (268)              (199)
  (Increase) decrease in income earned but not received                  70               (481)
  Increase (decrease) in interest accrued but not paid                   63                337
  Provision for loan losses                                             400                340
  Gain on sale of premise and equipment                                 (18)                 3
                                                                   --------           --------
     Net Cash provided by operating activities                       10,020                422
                                                                   --------           --------

Cash Flow From Investing Activities
Purchases of securities held to maturity                            (10,550)            (3,284)
Proceeds from maturities of securities held to maturity               5,869             13,955
Proceeds from sales of securities held to maturity                        0                  0
Purchases of securities available for sale                                0            (44,010)
Proceeds from maturities of securities available for sale            15,194              4,445
Proceeds from sales of securities available for sale                      0                  0
Net (increase) decrease in loans made to customers                  (43,871)           (13,846)
Purchases of premises and equipment                                    (516)              (934)
Proceeds from sale of premises and equipment                             42                 29
Net (increase) decrease in federal funds sold
  and securities purchased under resale agreements                   10,135             34,585
(Increase) decrease in other assets                                  (1,035)               151
                                                                   --------           --------
  Net cash used by investing activities                             (24,732)            (8,909)
                                                                   --------           --------

Cash Flow from Financing Activities
Net increase (decrease) in demand deposits,
NOW, money market and savings accounts                                3,949              2,967
Net increase (decrease) in time deposits                             13,348             18,539
Net increase (decrease) in securities
  sold under agreements to repurchase                                  (869)             2,300
Proceeds from issuance of long term debt                             20,000                  0
Payments on long term debt                                          (12,808)            (3,158)
Dividends Paid                                                       (2,398)            (1,758)
Net increase (decrease) in other liabilities                           (187)              (271)
Proceeds from issuance of common stock                                  315                313
Common stock repurchased                                             (4,792)
                                                                   --------           --------
  Net cash provided by financing activities                          16,558             18,932
                                                                   --------           --------

Increase (decrease) in cash and cash equivalents                      1,846             10,445
Cash and cash equivalents at the beginning of the period             43,154             37,495
                                                                   --------           --------
Cash and cash equivalents at the end of the period                 $ 45,000           $ 47,940
                                                                   --------           --------

Supplemental Disclosures of Cash Flow Information
  Cash paid during the years for:
    Interest                                                       $ 10,680           $ 10,379
    Income Taxes                                                      2,383              1,796

Supplemental Disclosures of Noncash Transactions
  Transfer of loans to other real estate owned                     $    239           $     63
  Unrealized losses on securities available for sale:
    Change in securities available for sale                          (1,616)                (3)
    Change in deferrred income taxes                                    630                  1
    Change in shareholders' equity                                     (987)                (2)

                              LSB Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                     Six Months Ended June 30, 1999 and 1998

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

NOTE 2.  INVESTMENT SECURITIES

         The valuations of investment securities as of June 30, 1999 and December 31, 1998 were as follows (in thousands):

                                                                        June 30, 1999
                                                                                                   Approximate
                                                 Amortized        Unrealized      Unrealized          Market
                                                   Cost             Gains            Losses           Value
                                                  -------          -------          -------          -------
Securities held to maturity:
U.S. Treasury and other U.S.
     government agency obligations                $30,603          $    16          $   884          $29,735
State, county and municipal securities             33,981              726              538           34,169
                                                  -------          -------          -------          -------
     Total securities held to maturity            $64,584          $   742          $ 1,422          $63,904
                                                  =======          =======          =======          =======


                                                                                                   Approximate
                                                 Amortized        Unrealized      Unrealized          Market
                                                   Cost             Gains            Losses           Value
                                                  -------          -------          -------          -------
Securities available for sale:
U.S. Treasury and other U.S.
     government agency obligations                $64,742          $   139          $   678          $64,203
State, county and municipal securities                854               12                0              866
Federal Home Loan Bank stock                        2,035                0                0            2,035
                                                  -------          -------          -------          -------
     Total securities available for sale          $67,631          $   151          $   678          $67,104
                                                  =======          =======          =======          =======

                                                                     December 31, 1998
                                                                                                   Approximate
                                                Amortized        Unrealized      Unrealized          Market
                                                  Cost             Gains            Losses           Value
                                                 -------          -------          -------          -------
Securities held to maturity:
U.S. Treasury and other U.S.
    government agency obligations                $24,120          $    55          $   133          $24,042
State, county and municipal securities            35,787            1,663              106           37,344
                                                 -------          -------          -------          -------
    Total securities held to maturity            $59,907          $ 1,718          $   239          $61,386
                                                 =======          =======          =======          =======

                                                                                                   Approximate
                                                Amortized        Unrealized      Unrealized          Market
                                                  Cost             Gains            Losses           Value
                                                 -------          -------          -------          -------
Securities available for sale:
U.S. Treasury and other U.S.
    government agency obligations                $79,822          $ 1,095          $    54          $80,863
State, county and municipal securities               855               49                0              904
Federal Home Loan Bank stock                       2,169                0                0            2,169
                                                 -------          -------          -------          -------
    Total securities available for sale          $82,846          $ 1,144          $    54          $83,936
                                                 =======          =======          =======          =======


         No investment securities were sold for the period ended June 30, 1999.

         Investment securities with amortized cost of $104,348,817 and $93,681,039, as of June 30, 1999 and December 31, 1998, respectively, were pledged to secure public deposits and for other purposes.

NOTE 3.  LOANS (Table in thousands)

         A summary of consolidated loans follows:

                                                        June 30
                                                 1999               1998
                                               --------          --------
Commercial, financial, & agricultural          $153,418          $101,841
Real estate - construction                       23,554            16,011
Real estate - mortgage                          220,252           219,602
Installment loans to individuals                 64,784            61,972
Lease financing                                     860               757
Other                                            13,063            14,600
                                               --------          --------
Total loans, net of unearned income            $475,931          $414,783
                                               ========          ========


         As of January 1, 1995, the Corporation adopted SFAS 114 as amended by SFAS 118 for impaired loans. The statements subject all loans to impairment recognition except for large groups of smaller-balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Corporation generally considers loans to be impaired when future payments of principal and interest are in doubt. Included in impaired loans are loans that are consistently past due, loans 90 days or more past due and all nonaccrual loans. Interest income on impaired loans is recognized consistent with the Corporation's income recognition policy of daily accrual of income until the loan is determined to be uncollectible and placed in a nonaccrual status. For all impaired loans other than nonaccrual loans, interest income totaling $193,843 for the period was recorded on an accrual basis. Interest income on nonaccrual loans is recognized on a cash basis. No interest was recognized for nonaccrual loans through June 30, 1999 as the bank had no nonaccrual loans for the second quarter of 1999. The adoption of SFAS 114 and SFAS 118 did not have a material effect on the Corporation's financial position or results of operations and required no increase to the reserve for loan and lease losses.

         At June 30, 1999, the total investment in loans that are considered impaired under SFAS 14 was $3,855,000. As previously stated there were no nonaccrual loans for the period. A related valuation allowance of $505,000 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended June 30, 1999 was approximately $3,972,000.

         At June 30, 1999, loans totaling $9,598,000 were held for sale stated at the lower of cost or market on an individual loan basis.

NOTE 4.  RESERVE FOR LOAN LOSSES (in thousands)

         The following sets forth the analysis of the consolidated reserve for loan losses:

                                              Six Months Ended
                                                   June 30

                                            1999              1998
                                          -------           -------
Balances at beginning of periods          $ 5,048           $ 4,601
Provision for loan losses                     400               340
Recoveries of amounts previously
    charged off                               110                68
Loan losses                                  (281)             (226)
                                          -------           -------
Balances at end of periods                $ 5,277           $ 4,783
                                          =======           =======


NOTE 5.  STOCK SPLIT

         In January 1998, the Board of Directors of the Corporation declared a five-for-four stock split payable February 16, 1998. All previously reported per share amounts have been restated to reflect this stock split.

NOTE 6.  OTHER ACCOUNTING CHANGES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and hedging activities. SFAS 133 requires the recognition of all derivatives in the statement of financial position at fair value. If certain conditions are met, a derivative may be designated as a hedge, in which case the accounting for changes in fair value will depend on the specific exposure being hedged. Adoption of SFAS 133 was originally to become effective for fiscal years beginning after June 15, 1999. In an Exposure Draft published on May 20, 1999, the FASB requested comments on a one-year delay, making SFAS 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Bancshares does not presently have any derivative instruments that fit the definition under SFAS 133, and as such, adoption of the standard would not result in a material financial impact.

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

         The "Year 2000 problem" stems from the inability of computer systems to identify the change from the years of the 1900's to the year 2000. This comes about because most computer hardware and software systems have historically used only two digits to identify the applicable year. Hence, as the turn of the century approaches, these systems could be unable to distinguish between 1900 and 2000 resulting in possible errors and system failures causing wide spread disruption to business operations.

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

         Bancshares is presently on schedule with the renovation phase, validation phase and implementation phase of its internal software with completion projected for mid 1999. Software programs from the National Software Testing Laboratories (NSTL) are being utilized to test all personal computers and computer servers for compliance. Data processing of Bancshares is through Fiserv in an RJE environment. As such, the bank is participating with Fiserv's Testing Acceptance Group and the Client Advisory Board in Year 2000 testing. All phases of the Fiserv core application systems have been completed. Bancshares has completed the interface testing and implementation process with Fiserv.

         Third party audits have been requested from all major vendors and suppliers to assist in determining their ability to be Year 2000 compliant. Bancshares has also conducted due diligence inquiries concerning vendors' Y2K readiness and implemented appropriate internal testing and verification of vendors' products and services. Major loan and deposit customers have also been identified to assess the extent to which Bancshares is vulnerable to those third parties should they fail to be Year 2000 ready. During 1998 Bancshares conducted a loan portfolio analysis to identify the larger commercial borrowers using a cutoff of $400,000 in total debt exposure. A risk grade assessment plan and a Y2K questionnaire was distributed to these borrowers, as well as to all new commercial borrowers. The outstanding debt represented by the questionnaires represented 61% of the outstanding commercial loan portfolio. Based on the results of the questionnaires borrowers were assigned a Y2K risk grade that was considered in calculation of Bancshares' loan loss reserve. Among these lending relationships, Bancshares rated approximately 2.1% of the commercial loan portfolio as representing a high risk. The remainder was determined to represent medium and low risk. For borrowers that are determined to represent significant risk the allowance for loan losses has been evaluated for adequacy. However, there can be no guarantee that the systems of other organizations on which Bancshares operations rely will be converted timely, or that a failure to convert by another organization, or a conversion that is incompatible with Bancshares' systems, will not have an adverse effect on Bancshares.

         The estimated cost of Bancshares' Year 2000 project is currently in the range of $350,000 to $400,000 and is being funded through operating cash flows. As of June 30, 1999, a cumulative total of $148,000 has been expensed, with $54,000 being expensed in the first half of 1999. The costs of the Year 2000 project and the date on which Bancshares plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans.

         Bancshares is continuing with the development of contingency plans that outline emergency response procedures that adhere to regulatory guidelines. The contingency plans represent an enhancement of Bancshares' business resumption plans and have as their goal the resumption of business in the event there is a disruption of critical systems necessary to operate. The contingency plans include the use of alternative processing sites, off-site processing, consolidation of customer services, alternative communications support and other contingency service suppliers. In addition, Bancshares retained the services of MTS/People Source, Inc., an independent consulting firm, to evaluate its Y2K readiness. Upon completion of its review, MTS/People Source assigned a low risk assessment to Bancshares Y2K readiness. Federal regulatory agencies periodically review Bancshares' Year 2000 conversion efforts and have had no adverse criticism on the progress to date or its schedule to complete the Year 2000 project.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operations for LSB Bancshares, Inc, ("Bancshares") and its wholly-owned subsidiary, Lexington State Bank ("LSB") for the three and six months ended June 30, 1999 and 1998. The consolidated financial statements also include the accounts and results of operations of LSB's wholly owned subsidiaries, Peoples Financial Company of Lexington, Inc. ("Peoples Finance") and LSB Financial Services, Inc. ("LSB Financial Services"). This discussion and analysis is intended to complement the unaudited financial statements, footnotes and supplemental financial data in this Form 10Q, and should be read in conjunction therewith.

         This report contains certain forward-looking statements related to anticipated future operating and financial performance, Year 2000 compliance and other similar statements of expectations. These forward-looking statements are based on estimates, beliefs and assumptions made by management and are not guarantees of future performance. Actual results may differ from those expressed or implied as the result of various factors, among which are movements in interest rates, competitive product or pricing pressures, changes in economic conditions, and changes in regulatory policies.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Net Interest Income

         The primary source of earnings for the Corporation is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.

         Total interest income of $12,993,000 for the second quarter of 1999 was up $642,000 or 5.2% compared to $12,351,000 for the second quarter of 1998. Total interest expense for the same period decreased $4,000 or 0.1%. These results produced net interest income of $7,571,000 for the second quarter of 1999, for a gain of $646,000 or 9.3% compared to $6,925,000 for the second quarter of 1998. The gain in net interest income for the second quarter of 1999 was the result of strong loan demand and contained interest expense. Loans constitute the largest group of earning assets and therefore generate the majority of Bancshares' interest income. For the period ended June 30, 1999, loans increased $39,917,000 or 9.2% over December 31, 1998 and $61,148,000 or
         14.7% over June 30, 1998. Deposits for the same period were up $17,298,000 or 3.0% compared to June 30, 1998 and $60,095,000 or 11.5%
         compared to December 31, 1998.

Noninterest Income and Expense

         Noninterest income for the second quarter of 1999 was up $191,000 or 11.4% compared to the second quarter of 1998. Fee income related to service charges on deposit accounts for the second quarter of 1999 increased $115,000 or 17.7% compared to the second quarter of 1998. Gains on the sale of mortgage loans for the second quarter of 1999 increased $18,000 or 23.1% compared to the second quarter of 1998. Other operating income for the second quarter of 1999 was up $58,000 or 6.2% compared to the second quarter of 1998. The increase is primarily attributable to fee income from the Bank's bankcard division, which produced an increase of $74,000 or 35.7% for the second quarter of 1999 compared to the second quarter of 1998. Commissions generated by the financial services' subsidiary decreased $87,000 or 29.7% the second quarter of 1999 compared to the second quarter of 1998 as the result of staff turnover. Management anticipates improvements following staff adjustments. The bank's financial services subsidiary generates commission income from the sale of mutual funds, annuities and equities.

         Noninterest expense for the second quarter of 1999 increased $456,000 or 8.6% compared to the second quarter of 1998. Personnel expense for the second quarter of 1999, comprised of salaries and fringe benefits, was up $240,000 or 8.5% over the second quarter of 1998. Occupancy expense increased $9,000 or 2.9% in the second quarter of 1999 compared to the second quarter of 1998. Equipment depreciation and maintenance expense for the second quarter of 1999 increased $31,000 or 10.7% compared to the corresponding period of 1998. Other operating expense for the second quarter of 1999 increased $176,000 or 9.3% compared to the second quarter of 1998. One factor contributing to the small increase in other operating expense was a decrease in automated processing expense in the second quarter of 1999 of $63,000 or 15.9% compared to the second quarter of 1998. Additionally, expenses for the financial services' subsidiary decreased the second quarter of 1999 $95,000 or 85.6% compared to the second quarter of 1998. Legal and professional expense increased $65,000 or 23.2% in the second quarter of 1999 compared to the same period a year ago. Bankcard expense for the second quarter of 1999 increased $72,000 or 45.2% compared to the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Net Interest Income

         Total interest income of $25,525,000 for the first six months of 1999 was up $1,257,000 or 5.2% compared to $24,268,000 for the first six months of 1998. Total interest expense for the same period increased only $27,000 or 0.3%. Net interest income of $14,782,000 for the first six months of 1999 was up $1,230,000 or 9.1% compared to $13,552,000 for the first six months of 1998. Stable interest rates during the first half of the year along with strong loan growth were major factors contributing to this increase.

Noninterest Income and Expense

         Noninterest income for the first half of 1999 was up $426,000 or 13.5% compared to the first half of 1998. Fee income related to service charges on deposit accounts for the first half of 1999 was up $250,000 or 19.9% compared to the first half of 1998. Gains on the sale of mortgage loans for the first six months of 1999 increased $276,000 or 58.5% compared to the first six months of 1998. Other operating income for the first six months of 1999 was up $100,000 or 5.6% compared to the first six months of 1998. This increase came primarily from fees generated by the Bank's bankcard division, which was up $155,000 or 40.2% the first six months of 1999 compared to the first six months of 1998. Fee income from Bancshares' financial services subsidiary for the first six months of 1999 decreased $168,000 or 34.9% compared to the first six months of 1998. As previously stated, the financial services subsidiary generates fees through the sale of mutual funds, annuities and equities.

         Noninterest expense for the first six months of 1999, excluding merger-related costs of $160,000 incurred in 1998, increased $678,000 or 6.4% compared to the same period of 1998. Personnel expense for the first six months of 1999, comprised of salaries and fringe benefits, increased $409,000 or 7.2% compared to the first six months of 1998. Occupancy expense for the period being compared increased by a modest $6,000 or 0.9%. Equipment depreciation and maintenance expense for the first six months of 1999 increased $39,000 or 6.6%. Other operating expense for the first six months of 1999 increased $224,000 or 6.08% compared to the first six months of 1998. Increases in other operating expense during this period are primarily attributable to increased legal and professional expense, growth in bankcard operations and general operating expenses. Automated services expense for the first six months of 1999 decreased $84,000 or 11.1% compared to the first six months of 1998. Expenses that related to bankcard operations during the same period increased $152,000 or 51.7%. Legal and professional expense for the first six months of 1999 increased $102,000 or 18.3% compared to the first six months of 1998. All increases in noninterest expense were within the Bank's budgeted projections.

Asset Quality and Provision for Loan Losses

         The reserve for loan losses was $5,277,000 or 1.11% of loans outstanding at June 30, 1999 compared to $5,048,000 or 1.16% of loans outstanding at December 31, 1998 and $4,783,000 or 1.15% at June 30, 1998. Non-performing loans totaled $2,247,000 or .47% of loans outstanding at June 30, 1999 compared to $1,912,000 or .44% of loans outstanding at December 31, 1998, and $1,748,000 or .42% of loans outstanding at June 30, 1998. Nonperforming loans include nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. At June 30, 1999, Bancshares had $151,000 in restructured loans and $1,100,000 in other real estate. As of June 30, 1999 Bancshares did not have any nonaccrual loans. Accruing loans past due 90 days or more were $996,000 at June 30, 1999 compared to $759,000 at December 31, 1998 and
         $604,000 at June 30, 1998. The accrual of interest generally discontinues on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At June 30, 1999, the reserve for loan losses was 2.35 times the nonperforming loans, compared to 2.64 times at December 31, 1998 and 2.74 times nonperforming loans at June 30, 1998.

         In the opinion of management, all loans where serious doubts exist as to the ability of borrowers to comply with the present repayment terms have been included in the schedule presented.

         Responsibility for market risk management resides with the Asset/Liability Management Committee ("ALCO"). The ALCO Committee monitors market conditions, interest rate trends and the economic environment in its decision-making process. Based upon its view of existing and expected market conditions, balance sheet strategies are adopted to optimize net interest income while minimizing the risk associated with unanticipated changes in interest rates.

         The provision for loan and lease losses at June 30, 1999 was $400,000 compared to $340,000 in 1998. Net charge-offs amounted to $171,000, or .08% of average loans outstanding, on an annualized basis, during the first six months of 1999. The quality of the loan portfolio continues to be of the highest level, which is reflected in the loan loss provision expensed.

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

                             ASSET QUALITY ANALYSIS

                                                          6/30/99           12/31/98            6/30/98
                                                          -------            -------            -------

RESERVE FOR LOAN LOSSES
        Beginning Balance                                 $ 5,048            $ 4,601            $ 4,601
        Provision for loan losses                             400                770                340
        Net (charge-off) recoveries                          (171)              (323)              (158)
                                                          -------            -------            -------
        Ending balance                                      5,277              5,048              4,783

RISK ASSETS
        Nonaccrual loans                                  $     0            $     0            $     0
        Foreclosed real estate                              1,100                921                921
        Restructured loans                                    151                232                223
        Loans 90 days or more past due
          and still accruing                                  996                759                604
                                                          -------            -------            -------
        Total risk assets                                   2,247              1,912              1,748
ASSET QUALITY RATIOS
Nonaccrual loans as a percentage of total loans              0.00%              0.00%              0.00%

Nonperforming assets as a percentage of:
        Total assets                                         0.32               0.28               0.27
        Loans plus foreclosed property                       0.47               0.44               0.42
Net charge-offs as a percentage of average loans             0.08 X             0.08               0.08 X
Reserve for loan losses as a percentage of loans             1.11               1.16               1.15
Ratio of reserve for loan losses to:
        Net charge-offs                                     15.43 X            15.61              13.45 X
        Nonaccrual loans                                      N/M                N/M                N/M

*N/M Denotes Non Meaningful
   X Denotes Annualized


Income Taxes

         Accrued taxes applicable to income for the six-month period ended June 30, 1999 were $1,963,000 compared to $1,711,000 for the six-month period ended June 30, 1998. Pretax income for the first six months of 1999 of $6,695,000 was $1,078,000 above the $5,617,000 for the first six months of 1998. The change in accrued taxes for the periods being compared is primarily attributable to this difference in pretax income.

Capital Resources and Shareholders' Equity

         Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off-balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders' equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the reserve for loan losses and certain long-term debt. At June 30, 1999, based on these measures, Bancshares' had a Tier 1 capital ratio of 15.32% compared to the regulatory requirement of 4% and total capital ratio of 16.48% compared to an 8% regulatory requirement.

         Additional regulatory capital measures include the Tier 1 leverage ratio. The Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At June 30, 1999, Bancshares' Tier 1 leverage ratio was 10.19%.

         In November of 1998, the Board of Directors of Bancshares ("Board") approved a stock repurchase program for up to 300,000 shares of its common stock, or approximately 3.4% of its outstanding shares. The Board authorized the repurchase of shares of common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. The repurchase plan is intended to help Bancshares achieve its goal of building shareholder value and maintaining appropriate capital levels. Through June 30, 1999, 246,779 shares had been repurchased and retired at an average cost of $19.81 per share.

Market Risk Management

         Bancshares' market risk arises primarily from the interest rate risk inherent in its lending and deposit-taking activities. The objectives of market risk management are to ensure long-range profitability performance and minimize risk, adhere to proper liquidity and maintain sound capital. To meet these goals, the Asset/Liability Management Committee ("ALCO") monitors the exposure to interest rate risk, balance sheet trends, pricing policies and liquidity position. The objectives are to achieve relatively stable net interest margins and assure liquidity through coordinating the volumes, maturities or repricing opportunities of earning assets, deposits and borrowed funds. This is accomplished through strategic pricing of asset and liability accounts. As a result of this management, appropriate maturities and/or repricing opportunities are developed to produce consistent earnings during changing interest rate environments.

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

         To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and liabilities. On June 30, 1999 the gap between interest-sensitive assets and interest-sensitive liabilities was a negative $221,124,000 or .55. Under current economic conditions, management believes that is an acceptable level.

         Asset/liability management also addresses liquidity positioning. Liquidity management is required in order to fund current and future extensions of credit, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. As such, it is related to interest rate sensitivity management, in that each is affected by maturing assets and liabilities. While interest sensitivity management is concerned with repricing intervals of assets and liabilities, liquidity management is concerned with the maturities of those respective balances. An appropriate liquidity position is further accomplished through deposit growth and access to sources of funds other than deposits, such as the federal funds market. Details of cash flows for the six-months ended June 30, 1999 and 1998 are provided in the Consolidated Statements of Cash Flow.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

         Bancshares' market risk arises primarily from the interest rate risk inherent in its lending and deposit-taking activities. The structure of Bancshares' loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. Bancshares' does not maintain a trading account nor is it subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with the Asset/Liability Management Committee ("ALCO") which is appointed by the Board of Directors. ALCO meets on a regular basis to review interest rate risk exposure and liquidity positions. Balance sheet management and funding strategies are reviewed to ensure that any potential impact on earnings and liquidity, resulting from a fluctuation in interest rates is within acceptable standards.

         Management believes that there have been no significant changes in market risk as disclosed in Bancshares' quarterly report on Form 10-Q for the period ended June 30, 1999. Management believes that the goal of avoiding material negative changes in net income as a result of changing interest rates has been accomplished.


PART II. OTHER INFORMATION

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         A.       Exhibits

                  During the second quarter of 1999, the Corporation filed the following:

                  (27)     Financial Data Schedule (for SEC use only)

         B.       Reports on Form 8-K

                  The Corporation did not file any reports on Form 8-K during the six months ended June 30, 1999.


SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Date  August 4, 1999                     LSB BANCSHARES, INC.
                                                  ---------------------
                                                         (Registrant)


                                     By: /s/ Monty J. Oliver
                                        ----------------------------------------
                                        Monty J. Oliver
                                        Chief Financial Officer
                                        Principal Accounting Officer