Form 10-Q
period 1999-09-30
LSB BANCSHARES INC /NC/
filed 1999-11-08
CIK 714530

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1999

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

         The number of shares outstanding as of September 30, 1999 was 8,524,347.

                              LSB BANCSHARES, INC.

                                    FORM 10-Q

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         September 30, 1999 and 1998, December 31, 1998

         Consolidated Statements of Income
         Three Months Ended September 30, 1999 and 1998
         Nine Months Ended September 30, 1999 and 1998

         Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1999 and 1998

         Notes to Consolidated Financial Statements
         Nine Months Ended September 30, 1999 and 1998

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

LSB Bancshares, Inc.
Consolidated Balance Sheets
(In Thousands)

                                                            September 30     December 31      September 30
                                                                1999             1998             1998
                                                             ---------        ---------        ---------
ASSETS
Cash and Due From Banks                                      $  38,888        $  33,292        $  31,184
Interest-Bearing Bank Balances                                   4,904            9,862           31,155
Federal Funds Sold and Securities Purchased
     Under Resale Agreements                                    36,140           40,595           18,685
Investment Securities:
     Held to Maturity, MV $67,708, $61,386 and $42,021          68,552           59,907           40,205
     Available for Sale, at Market Value                        64,654           83,936           92,126
Loans                                                          489,640          436,014          426,183
Less, Reserve for Loan Losses                                   (5,240)          (5,048)          (4,887)
                                                             ---------        ---------        ---------
        Net Loans                                              484,400          430,966          421,296
Premises and Equipment                                          11,324           11,528           11,500
Other Assets                                                    10,559            8,920            9,219
                                                             ---------        ---------        ---------
        TOTAL ASSETS                                         $ 719,421        $ 679,006        $ 655,370
                                                             =========        =========        =========


LIABILITIES
Deposits
     Demand                                                  $  75,084        $  71,867        $  68,580
     Savings, NOW and Money Market Accounts                    309,130          287,315          264,848
     Certificates of Deposit of less than $100,000             164,857          158,664          161,863
     Certificates of Deposit of $100,000 or more                55,122           49,481           49,698
                                                             ---------        ---------        ---------
        Total Deposits                                         604,193          567,327          544,989
Securities Sold Under Agreements to Repurchase                   4,848            5,537            4,925
Borrowings from the Federal Home Loan Bank                      35,150           28,842           29,675
Other Liabilities                                                3,807            3,870            3,419
                                                             ---------        ---------        ---------
        TOTAL LIABILITIES                                      647,998          605,576          583,008
                                                             ---------        ---------        ---------
SHAREHOLDERS' EQUITY
Preferred Stock, Par Value $.01 Per Share:
     Authorized 10,000,000 shares; none issued                       0                0                0
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,524,347 Shares
in 1999 and 8,722,895 and 8,711,239 shares in 1998              42,622           43,614           43,556
Paid-In Capital                                                 11,267           14,903           14,924
Retained Earnings                                               17,788           14,248           12,909
Accumulated Other Comprehensive Income                            (254)             665              973
                                                             ---------        ---------        ---------
        TOTAL SHAREHOLDERS' EQUITY                              71,423           73,430           72,362
                                                             ---------        ---------        ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 719,421        $ 679,006        $ 655,370
                                                             =========        =========        =========

Memorandum:  Standby Letters of Credit                       $   3,142        $   2,896        $   2,946

LSB Bancshares, Inc.
Consolidated Statements of Income
(In Thousands except Share Data)

                                                             Three Months Ended               Nine Months Ended
                                                                September 30                    September 30
                                                         --------------------------      --------------------------
                                                            1999            1998            1999            1998
                                                         ----------      ----------      ----------      ----------
INTEREST INCOME
     Interest and Fees on Loans                          $   10,851      $   10,111      $   31,349      $   29,108
     Interest on Investment Securities:
        Taxable                                               1,350           1,409           4,092           4,125
        Tax Exempt                                              462             458           1,413           1,379
     Interest-Bearing Bank Balances                             114             433             469             917
     Federal Funds Sold and Securities
        Purchased Under Resale Agreements                       561             321           1,540           1,471
                                                         ----------      ----------      ----------      ----------
        Total Interest Income                                13,338          12,732          38,863          37,000
                                                         ----------      ----------      ----------      ----------

INTEREST EXPENSE
     Deposits                                                 5,142           4,956          14,940          14,647
     Securities Sold Under Agreements to Repurchase              37              66             123             193
     Borrowings from the Federal Home Loan Bank                 489             419           1,348           1,317
                                                         ----------      ----------      ----------      ----------
        Total Interest Expense                                5,668           5,441          16,411          16,157
                                                         ----------      ----------      ----------      ----------

NET INTEREST INCOME                                           7,670           7,291          22,452          20,843
     Provision for Loan Losses                                  215             180             615             520
                                                         ----------      ----------      ----------      ----------
     Net Interest Income After Provision
     for Loan Losses                                          7,455           7,111          21,837          20,323
                                                         ----------      ----------      ----------      ----------

NONINTEREST INCOME
     Service Charges on Deposit Accounts                        808             718           2,315           1,975
     Gains on Sales of Mortgages                                 31              87             237             217
     Other Operating Income                                     865             862           2,745           2,642
                                                         ----------      ----------      ----------      ----------
        Total Noninterest Income                              1,704           1,667           5,297           4,834
                                                         ----------      ----------      ----------      ----------

NONINTEREST EXPENSE
     Personnel Expense                                        3,094           2,799           9,198           8,494
     Occupancy Expense                                          329             320             971             956
     Equipment Depreciation and Maintenance                     322             319             949             907
     Other Operating Expense                                  2,129           1,830           6,036           5,513
     Merger-Related Costs                                         0               0               0             160
                                                         ----------      ----------      ----------      ----------
        Total Noninterest Expense                             5,874           5,268          17,154          16,030
                                                         ----------      ----------      ----------      ----------
     Income Before Income Taxes                               3,285           3,510           9,980           9,127
     Income Taxes                                               884           1,122           2,847           2,833
                                                         ----------      ----------      ----------      ----------
NET INCOME                                               $    2,401      $    2,388      $    7,133      $    6,294
                                                         ==========      ==========      ==========      ==========

Earnings Per Share:
     Basic                                               $     0.28      $     0.27      $     0.83      $     0.72
     Diluted                                                   0.28            0.27            0.82            0.71

Weighted Average Shares Outstanding
     Basic                                                8,527,663       8,709,937       8,573,954       8,698,501
     Diluted                                              8,663,910       8,867,669       8,728,192       8,892,656

LSB Bancshares, Inc.
Consolidated Statements of Cash Flow
(In Thousands)

                                                              Nine Months Ended September 30
                                                              ------------------------------
                                                                   1999             1998
                                                                 --------         --------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                       $  7,133         $  6,294
Adjustments to reconcile net income to net cash:
  Depreciation and amortization                                       976              926
  Securities premium amortization and
    discount accretion, net                                            42             (116)
  (Increase) decrease in loans held for sale                        1,655           (6,266)
  Deferred income taxes                                               497              115
  Income taxes payable                                               (129)            (100)
  (Increase) decrease in income earned but not received              (613)            (720)
  Increase (decrease) in interest accrued but not paid                 98               61
  Provision for loan losses                                           615              520
  Gain on sale of premise and equipment                               (26)               3
                                                                 --------         --------
     Net Cash provided by operating activities                     10,248              717
                                                                 --------         --------

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of securities held to maturity                          (15,520)          (3,284)
Proceeds from maturities of securities held to maturity            17,741           18,005
Proceeds from sales of securities held to maturity                      0                0
Purchases of securities available for sale                              0          (59,014)
Proceeds from maturities of securities available for sale           6,869           19,004
Proceeds from sales of securities available for sale                    0                0
Net (increase) decrease in loans made to customers                (55,705)         (23,160)
Purchases of premises and equipment                                  (800)          (1,216)
Proceeds from sale of premises and equipment                           54               47
Net (increase) decrease in federal funds sold
  and securities purchased under resale agreements                  4,455           41,655
(Increase) decrease in other assets                                  (935)              38
                                                                 --------         --------
  Net cash used by investing activities                           (43,841)          (7,925)
                                                                 --------         --------

CASH FLOW FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits,
NOW, money market and savings accounts                             25,032           38,933
Net increase (decrease) in time deposits                           11,835            3,032
Net increase (decrease) in securities
  sold under agreements to repurchase                                (689)          (3,338)
Proceeds from issuance of long term debt                           20,000                0
Payments on long term debt                                        (13,691)          (4,083)
Dividends Paid                                                     (3,593)          (2,629)
Net increase (decrease) in other liabilities                          (34)            (235)
Proceeds from issuance of common stock                                630              371
Common stock repurchased                                           (5,259)
                                                                 --------         --------
  Net cash provided by financing activities                        34,231           32,051
                                                                 --------         --------

Increase (decrease) in cash and cash equivalents                      638           24,843
Cash and cash equivalents at the beginning of the period           43,154           37,495
                                                                 --------         --------
Cash and cash equivalents at the end of the period               $ 43,792         $ 62,338
                                                                 --------         --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:
    Interest                                                     $ 16,337          $ 16,096
    Income Taxes                                                    2,806             2,819

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS
  Transfer of loans to other real estate owned                   $    296          $     63
  Unrealized losses on securities available for sale:
    Change in securities available for sale                        (1,505)           (1,309)
    Change in deferred income taxes                                   586               510
    Change in shareholders' equity                                   (919)             (799)

                              LSB Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                  Nine Months Ended September 30, 1999 and 1998

NOTE 1.   BASIS OF PRESENTATION

         The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

NOTE 2.  INVESTMENT SECURITIES

         The valuations of investment securities as of September 30, 1999 and December 31, 1998 were as follows (in thousands):

                                                             September 30, 1999
                                                                                   Approximate
                                             Amortized   Unrealized   Unrealized      Market
                                                Cost       Gains        Losses        Value
                                             ---------   ----------   ----------   -----------

Securities held to maturity:
U.S. Treasury and other U.S.
     government agency obligations            $34,564      $    11      $   807      $33,768
State, county and municipal securities         33,988          614          662       33,940
                                              -------      -------      -------      -------
     Total securities held to maturity        $68,552      $   625      $ 1,469      $67,708
                                              =======      =======      =======      =======

                                                                                   Approximate
                                             Amortized   Unrealized   Unrealized      Market
                                                Cost       Gains        Losses        Value
                                             ---------   ----------   ----------   -----------

Securities available for sale:
U.S. Treasury and other U.S.
     government agency obligations            $62,181      $   147      $   571      $61,757
State, county and municipal securities            854            8            0          862
Federal Home Loan Bank stock                    2,035            0            0        2,035
                                              -------      -------      -------      -------
     Total securities available for sale      $65,070      $   155      $   571      $64,654
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
                                             =======      =======      =======      =======


         No investment securities were sold for the period ended September 30, 1999.

         Investment securities with amortized cost of $122,955,767 and $93,681,039, as of September 30, 1999 and December 31, 1998,
         respectively, were pledged to secure public deposits and for other purposes.

NOTE 3.  LOANS (Table in thousands)

         A summary of consolidated loans follows:

                                                   September 30
                                               1999             1998
                                             --------        --------
Commercial, financial, & agricultural        $154,554        $137,894
Real estate - construction                     27,070          17,810
Real estate - mortgage                        229,020         193,533
Installment loans to individuals               66,286          61,515
Lease financing                                   837             721
Other                                          11,873          14,710
                                             --------        --------
Total loans, net of unearned income          $489,640        $426,183
                                             ========        ========

         As of January 1, 1995, the Corporation adopted SFAS 114 as amended by SFAS 118 for impaired loans. The statements subject all loans to impairment recognition except for large groups of smaller-balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Corporation generally considers loans to be impaired when future payments of principal and interest are in doubt. Included in impaired loans are loans that are consistently past due, loans 90 days or more past due and all nonaccrual loans. Interest income on impaired loans is recognized consistent with the Corporation's income recognition policy of daily accrual of income until the loan is determined to be uncollectible and placed in a nonaccrual status. For all impaired loans other than nonaccrual loans, interest income totaling $270,491 for the period was recorded on an accrual basis. Interest income on nonaccrual loans is recognized on a cash basis. No cash has been collected on these loans since being placed in a nonaccrual status. Interest income on nonaccrual loans that would have been recorded in accordance with the original terms of the notes was $14,277. The adoption of SFAS 114 and SFAS 118 did not have a material effect on the Corporation's financial position or results of operations and required no increase to the reserve for loan and lease losses.

         At September 30, 1999, the total investment in loans that are considered impaired under SFAS 14 was $3,133,000, including nonaccrual loans of $116,000. A related valuation allowance of $512,000 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended September 30, 1999 was approximately $3,491,000.

         At September 30, 1999, loans totaling $11,725,000 were held for sale stated at the lower of cost or market on an individual loan basis.

NOTE 4.  RESERVE FOR LOAN LOSSES (in thousands)

         The following sets forth the analysis of the consolidated reserve for loan losses:

                                            September 30

                                         1999             1998
                                        -------         -------
Balances at beginning of periods        $ 5,048         $ 4,601
Provision for loan losses                   615             520
Recoveries of amounts previously
    charged off                             127             101
Loan losses                                (550)           (335)
                                        -------         -------
Balances at end of periods              $ 5,240         $ 4,887
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

         Year 2000 Issue

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

         Bancshares acknowledged the importance of this issue early on and established a Year 2000 Project Team (Y2K) to ensure Year 2000 compliance. Bancshares' Year 2000 Plan follows the guidelines outlined by the Federal Financial Institutions Examination Council. The Y2K Team consists of senior officers within the company's operations area, information systems area, audit department, corporate area and senior management. Senior management, with Board of Directors' approval and oversight, establishes the commitment of resources and prioritization.

         As of September 30, 1999, Bancshares has completed its assessment of the Year 2000 issue and taken the necessary corrective actions to be Y2K Ready. Bancshares is now in the Clean Management Phase to ensure Year 2000 ready systems remain ready.

         The awareness phase and the assessment phase of both information technology (computer systems) and non-information technology systems (heating, air condition systems, elevator systems, calculators, etc.) has been completed. Testing strategies and plans have been completed and put in place. These first two phases were completed on schedule in April of 1998.

         The renovation phase, validation phase and implementation phase of Bancshares internal software was completed in July 1999. Software programs from the National Software Testing Laboratories (NSTL) have been utilized to test all personal computers and computer servers for compliance. Data processing of Bancshares is through Fiserv in an RJE environment. As such, the bank participated with Fiserv's Testing Acceptance Group and the Client

         Advisory Board in Year 2000 testing. All phases of the Fiserv core application systems testing have been completed. Bancshares has also completed the interface testing and implementation process with Fiserv.

         During the fourth quarter of 1999, Bancshares' Year 2000 project team will continue to monitor Year 2000-ready tested systems and ensure year 2000-readiness is maintained. During the period from October 1999 through January 2000, only production critical or regulatory required changes will be allowed by management. Any changes made will be tested for Year 2000 compliance before being put into production.

         Bancshares has also completed due diligence inquiries of all of its major vendors and suppliers concerning their Y2K readiness. In addition, Bancshares has completed appropriate internal testing and verification of the major vendors' products and services. Major loan and deposit customers have also been identified to assess the extent to which Bancshares is vulnerable to those third parties should they fail to be Year 2000 ready. In addition, Bancshares has proactively conducted seminars, made presentations to civic clubs and citizens groups and addressed "community conversation" functions to heighten customer awareness and knowledge.

         In 1998, Bancshares identified its larger commercial borrowers using a cutoff of $400,000 in total debt exposure. A risk grade assessment plan and a Y2K questionnaire were distributed to those borrowers, and have since been a requirement of all new commercial borrowers. The outstanding debt represented by the questionnaires represented 61% of the outstanding commercial loan portfolio. Based on the results of the questionnaires borrowers were assigned a Y2K risk grade that was considered in calculation of Bancshares' loan loss reserve. Among these lending relationships, Bancshares rated approximately 2.1% of the commercial loan portfolio as representing a high risk. The remainder was determined to represent medium and low risk. For borrowers that are determined to represent significant risk the allowance for loan losses has been evaluated for adequacy. However, there can be no guarantee that the systems of other organizations on which Bancshares operations rely will be converted timely, or that a failure to convert by another organization, or a conversion that is incompatible with Bancshares' systems, will not have an adverse effect on Bancshares.

         As of September 30, 1999, a cumulative total of $161,000 has been expensed, with $67,000 being expensed during the first nine months of 1999. Originally the estimated cost of Bancshares' Year 2000 project was placed in the range of $350,000 to $400,000. Due to the progress made on the Year 2000 project and the actual expenditure thus far, the projected cost has been revised to be in the range of $250,000 to $300,000. This cost is being funded through operating cash flows. The costs of the Year 2000 project and the date on which Bancshares plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans.

         Bancshares has completed the development of contingency plans outlining emergency response procedures that adhere to regulatory guidelines. The contingency plans represent an enhancement of Bancshares' business resumption plans and have as their goal the resumption of business in the event there is a disruption of critical systems necessary to operate. The contingency plans include the use of alternative processing sites, off-site processing, consolidation of customer services, alternative communications support and other contingency service suppliers. Presently, Bancshares is conducting walk through reviews on a department by department basis with all employees to assess the plan's validity.

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

         Although the Year 2000 project has been given management's top priority, there have been no serious delays to other information technology projects. To a great extent this is due to Bancshares third party processing by Fiserv, which has provided added support in meeting Year 2000 project goals as well as ongoing information technology projects. As such, there are no anticipated delays in information technology projects that would have an adverse effect on Bancshares' financial condition and results of operation. Bancshares presently believes that with its Year 2000 project schedule and contingency plan development, the Year 2000 issue can be mitigated. However, if its Year 2000 project goals are not met or completed on a timely basis, or if mission critical third-parties do not meet their own Year 2000 issues, disruptions in operations could occur and could have a material adverse impact on the financial position of Bancshares.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operations for LSB Bancshares, Inc, ("Bancshares") and its wholly-owned subsidiary, Lexington State Bank ("LSB") for the three and nine months ended September 30, 1999 and 1998. The consolidated financial statements also include the accounts and results of operations of LSB's wholly owned subsidiaries, Peoples Financial Company of Lexington, Inc. ("Peoples Finance") and LSB Financial Services, Inc. ("LSB Financial Services"). This discussion and analysis is intended to complement the unaudited financial statements, footnotes and supplemental financial data in this Form 10Q, and should be read in conjunction therewith.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net Interest Income

         The primary source of earnings for the Corporation is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.

         Total interest income of $13,338,000 for the third quarter of 1999 was up $606,000 or 4.8% compared to $12,732,000 for the third quarter of 1998. Total interest expense for the same period increased $227,000 or 4.2%. These results produced net interest income of $7,670,000 for the third quarter of 1999, for a gain of $379,000 or 5.2% compared to $7,291,000 for the third quarter of 1998. The gain in net interest income for the third quarter of 1999 was primarily the result of strong loan demand. Loans constitute the largest group of earning assets and therefore generate the majority of

         Bancshares' interest income. For the period ended September 30, 1999, loans increased $53,626,000 or 12.3% over December 31, 1998 and $63,457,000 or 14.9% over September 30, 1998. For the period ended September 30, 1999, deposits increased $36,866,000 or 6.5% over December 31, 1998 and $59,204,000 or 10.9% over September 30, 1998.

Noninterest Income and Expense

         Noninterest income for the third quarter of 1999 was up $37,000 or 2.2% compared to the third quarter of 1998. Fee income related to service charges on deposit accounts for the third quarter of 1999 increased $90,000 or 12.5% compared to the third quarter of 1998. Gains on the sale of mortgage loans for the third quarter of 1999 decreased $56,000 or 64.4% compared to the third quarter of 1998. Other operating income for the third quarter of 1999 was up slightly compared to the third quarter of 1998. Fee income from the Bank's bankcard division, produced an increase of $74,000 or 32.2% for the third quarter of 1999 compared to the third quarter of 1998. Commissions generated by the financial services' subsidiary decreased $27,000 or 17.2% the third quarter of 1999 compared to the third quarter of 1998 as the result of staff turnover. The bank's financial services subsidiary generates commission income from the sale of mutual funds, annuities and equities.

         Noninterest expense for the third quarter of 1999 increased $606,000 or 11.5% compared to the third quarter of 1998. Personnel expense for the third quarter of 1999, comprised of salaries and fringe benefits, was up $295,000 or 10.5% over the third quarter of 1998. Occupancy expense increased $9,000 or 2.8% in the third quarter of 1999 compared to the third quarter of 1998. Equipment depreciation and maintenance expense for the third quarter of 1999 was nearly the same as the corresponding period of 1998. Other operating expense for the third quarter of 1999 increased $299,000 or 16.3% compared to the third quarter of 1998. Expenses for the financial services' subsidiary decreased the third quarter of 1999 $37,000 or 71.50% compared to the third quarter of 1998. Legal and professional expense increased $12,000 or 4.5% in the third quarter of 1999 compared to the same period a year ago. Bankcard expense for the third quarter of 1999 increased $48,000 or 25.2% compared to the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Net Interest Income

         Total interest income of $38,863,000 for the first nine months of 1999 was up $1,863,000 or 5.0% compared to $37,000,000 for the first nine months of 1998. Total interest expense for the same period increased only $254,000 or 1.6%. Net interest income of $22,452,000 for the first nine months of 1999 was up $1,609,000 or 7.7% compared to $20,843,000 for the first nine months of 1998. Strong loan growth was the major factor contributing to this increase.

Noninterest Income and Expense

         Noninterest income for the first nine months of 1999 was up $463,000 or 9.6% compared to the first nine months of 1998. Fee income related to service charges on deposit accounts for the first nine months of 1999 was up $340,000 or 17.2% compared to the first nine months of 1998. Gains on the sale of mortgage loans for the first nine months of 1999 increased $20,000 or 9.2% compared to the first nine months of 1998. Other operating income for the first nine months of 1999 was up $103,000 or 3.9% compared to the first nine months of 1998. This increase came primarily from fees generated by the Bank's bankcard division, which was up $229,000 or 37.2% the first nine months of 1999 compared to the first nine months of 1998. Fee income from Bancshares' financial services subsidiary for the first nine months of 1999 decreased $195,000 or 30.6% compared to the first nine months of 1998. As previously stated, the financial services subsidiary generates fees through the sale of mutual funds, annuities and equities.

         Noninterest expense for the first nine months of 1999, excluding merger-related costs of $160,000 incurred in 1998, increased $1,284,000 or 8.1% compared to the same period of 1998. Personnel expense for the first nine months of 1999, comprised of salaries and fringe benefits, increased $704,000 or 8.3% compared to the first nine months of 1998. Occupancy expense for the period being compared increased by a modest $15,000 or 1.6%. Equipment depreciation and maintenance expense for the first nine months of 1999 increased $42,000 or 4.6%. Other operating expense for the first nine months of 1999 increased $523,000 or 9.5% compared to the first nine months of 1998. Increases in other operating expense during this period are primarily attributable to increased legal and professional expense, growth in bankcard operations and general operating expenses. Automated services expense for the first nine months of 1999 decreased $41,000 or 3.6% compared to the first nine months of 1998. Expenses that related to bankcard operations during the same period increased $200,000 or 41.3%. Legal and professional expense for the first nine months of 1999 increased $113,000 or 13.9% compared to the first nine months of 1998.

Asset Quality and Provision for Loan Losses

         The reserve for loan losses was $5,240,000 or 1.07% of loans outstanding at September 30, 1999 compared to $5,048,000 or 1.16% of loans outstanding at December 31, 1998 and $4,887,000 or 1.15% at September 30, 1998. Non-performing loans totaled $1,862,000 or .38% of loans outstanding at September 30, 1999 compared to $1,912,000 or .44% of loans outstanding at December 31, 1998, and $2,028,000 or .48% of loans outstanding at September 30, 1998. Nonperforming loans include nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. At September 30, 1999, Bancshares had $144,000 in restructured loans and $1,036,000 in other real estate. As of September 30, 1999 Bancshares had $116,000 in nonaccrual loans. Accruing loans past due 90 days or more were $566,000 at September 30, 1999 compared to $759,000 at December 31, 1998 and $852,000 at September 30, 1998.
         The accrual of interest generally discontinues on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At September 30, 1999, the reserve for loan losses was 2.81 times non-performing loans, compared to 2.64 times at December 31, 1998 and 2.41 times non-performing loans at September 30, 1998.

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

         The provision for loan and lease losses at September 30, 1999 was $615,000 compared to $520,000 in 1998. Net charge-offs amounted to $423,000, or .12% of average loans outstanding, on an annualized basis, during the first nine months of 1999. The quality of the loan portfolio continues to be of the highest level, which is reflected in the loan loss provision expensed.

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

                                                         9/30/99           12/31/98            9/30/98
                                                        ---------          ---------          ---------

RESERVE FOR LOAN LOSSES
        Beginning Balance                               $   5,048          $   4,601          $   4,601
        Provision for loan losses                             615                770                520
        Net (charge-off) recoveries                          (423)              (323)              (234)
                                                        ---------          ---------          ---------
        Ending balance                                      5,240              5,048              4,887

RISK ASSETS
        Nonaccrual loans                                $     116          $       0          $      15
        Foreclosed real estate                              1,036                921                921
        Restructured loans                                    144                232                240
        Loans 90 days or more past due
          and still accruing                                  566                759                852
                                                        ---------          ---------          ---------
        Total risk assets                                   1,862              1,912              2,028
ASSET QUALITY RATIOS
Nonaccrual loans as a percentage of total loans              0.02%              0.00%              0.00%

Nonperforming assets as a percentage of:
        Total assets                                         0.26               0.28               0.31
        Loans plus foreclosed property                       0.38               0.44               0.48
Net charge-offs as a percentage of average loans             0.12 X             0.08               0.08 X
Reserve for loan losses as a percentage of loans             1.07               1.16               1.15
Ratio of reserve for loan losses to:
        Net charge-offs                                     16.52 X            15.63             27.84 X
        Nonaccrual loans                                    45.17                N/M             325.80

*   N/M Denotes Non Meaningful
      X Denotes Annualized

Income Taxes

         Accrued taxes applicable to income for the nine-month period ended September 30, 1999 were $2,847,000 compared to $2,833,000 for the nine-month period ended September 30, 1998. Pretax income for the first nine months of 1999 of $9,980,000 was $853,000 above the $9,127,000 for the first nine months of 1998.

Capital Resources and Shareholders' Equity

         Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off-balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders' equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the reserve for loan losses and certain long-term debt. At September 30, 1999, based on these measures, Bancshares' had a Tier 1 capital ratio of 15.11% compared to the regulatory requirement of 4% and total capital ratio of 16.23% compared to an 8% regulatory requirement.

         Additional regulatory capital measures include the Tier 1 leverage ratio. The Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At September 30, 1999, Bancshares' Tier 1 leverage ratio was 10.19%.

         In November of 1998, the Board of Directors of Bancshares ("Board") approved a stock repurchase program for up to 300,000 shares of its common stock, or approximately 3.4% of its outstanding shares. The Board authorized the repurchase of shares of common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. The repurchase plan is intended to help Bancshares achieve its goal of building shareholder value and maintaining appropriate capital levels. Through September 30, 1999, 277,182 shares had been repurchased and retired at an average cost of $19.32 per share.

         On August 11, 1999, Bancshares approved an extension of its stock repurchase program for up to an additional 300,000 shares of its common stock, or approximately 3.5% of its outstanding shares.

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

         Based upon its view of existing and expected market conditions, ALCO adopts balance sheet strategies intended to optimize net interest income to the extent possible while minimizing the risk associated with unanticipated changes in interest rates. Core deposits have historically been the primary funding sources for asset growth. Correspondent relationships have also been maintained with several large banks in order to have access to federal funds purchases when needed. The Bank also has available lines of credit maintained with the Federal Home Loan Bank (the "FHLB") which can be used for funding and/or liquidity needs. The Bank has also executed a retail CD brokerage agreement, which provides an additional source for liquidity or funding needs.

         To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and liabilities. On September 30, 1999 the gap between interest-sensitive assets and interest-sensitive liabilities was a negative $211,899,000 or .57. Under current economic conditions, management believes that is an acceptable level.

         Asset/liability management also addresses liquidity positioning. Liquidity management is required in order to fund current and future extensions of credit, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. As such, it is related to interest rate sensitivity management, in that each is affected by maturing assets and liabilities. While interest sensitivity management is concerned with repricing intervals of assets and liabilities, liquidity management is concerned with the maturities of those respective balances. An appropriate liquidity position is further accomplished through deposit growth and access to sources of funds other than deposits, such as the federal funds market. Details of cash flows for the nine-months ended September 30, 1999 and 1998 are provided in the Consolidated Statements of Cash Flow.


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

         Management believes that there have been no significant changes in market risk as disclosed in Bancshares' quarterly report on Form 10-Q for the period ended September 30, 1999. Management believes that the goal of avoiding material negative changes in net income as a result of changing interest rates has been accomplished.


PART II. OTHER INFORMATION

Item 5.  Other Information

                                    None

Item 6.  Exhibits and Reports on Form 8-K

         A. Exhibits

         During the third quarter of 1999, the Corporation filed the following:

         (27)        Financial Data Schedule (for SEC use only)

         B. Reports on Form 8-K

         The Corporation did not file any reports on Form 8-K during the nine months ended September 30, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Date  November 4, 1999                  LSB BANCSHARES., INC.
                                                 ---------------------
                                                      (Registrant)


                                     By: /s/ Monty J. Oliver
                                         ---------------------------------------
                                         Monty J. Oliver
                                         Chief Financial Officer
                                         Principal Accounting Officer