Form 10-K
period 1999-12-31
LSB BANCSHARES INC /NC/
filed 2000-03-28
CIK 714530

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 29549

                                   FORM 10-K

-------------------------------------------------------------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1999
                         Commission File Number 0-11448

-------------------------------------------------------------------------------
                              LSB BANCSHARES, INC.

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

     The aggregate market value (average of the bid and asked prices) of the voting stock held by nonaffiliates of the registrant as of January 31, 2000 was $137,354,571 and the number of shares outstanding was 8,452,589.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference into Parts I and II of this report. Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2000 are incorporated by reference into Part III of this report.

FORM 10-K CROSS-REFERENCE INDEX

This 1999 Annual Report and Form 10-K of the registrant incorporates into a single document the 1999 Annual Report to Shareholders and the Annual Report on Form 10-K for the year ended December 31, 1999 filed by the registrant with the Securities and Exchange Commission. This Form 10-K Annual Report incorporates by reference certain information contained in the Annual Report to Shareholders and portions of the registrant's Proxy Statement relating to the 2000 Annual Meeting of Shareholders as is reflected in the following Cross-Reference Index.

                INCORPORATED BY REFERENCE INTO THE FOLLOWING ITEMS                         INFORMATION APPEARING ON
                                OF FORM 10-K                                               THE FOLLOWING PAGES OF THE:
--------------------------------------------------------------------------------   ---------------------------------------------

                                                                                    Annual Report                Proxy Statement
                                     PART I
Item 1.   Business .............................................................    12,15-24
Item 2.   Properties ...........................................................    12,31,35 (Notes 5 and 16)
Item 3.   Legal Proceedings ....................................................    32 (Note 8)
Item 4.   Submission of Matters to a Vote of Security Holders (None)............

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters ..................................................    45
Item 6.   Selected Financial Data ..............................................    13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ............................................    15-24
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ...........    16-22, 33 (Note 13)
Item 8.   Financial Statements and Supplementary Data ..........................    25-36
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (None) ......................................

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant ...................    41, 42
Item 11.  Executive Compensation ...............................................                                       7-9
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management ...........................................................                                       4-5
Item 13.  Certain Relationships and Related Transactions .......................                                        17

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K:
          (a) The following documents to be filed as part of the Form 10-K:

             (1) Financial Statements:
                 Independent Accountants' Audit Report .........................    37
                 Consolidated Balance Sheets - December 31, 1999 and 1998 ......    25
                 Consolidated Statements of Income - Years Ended
                  December 31, 1999, 1998 and 1997 .............................    26
                 Consolidated Statements of Changes in Shareholders' Equity
                  Years Ended December 31, 1999, 1998 and 1997 .................    27
                 Consolidated Statements of Cash Flows - Years Ended
                  December 31, 1999, 1998 and 1997 .............................    28
                 Notes to Consolidated Financial Statements ....................    29-36

             (2) Financial Statement Schedules (None) ..........................

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

                  10.1 1996 Omnibus Stock Incentive Plan, which is incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

                  10.2 1996 Management Plan, which is incorporated by reference to Exhibit 10.3 of the Registrant's Annual
                           Report on Form 10-K for the year ended December 31, 1995.

                  10.3     1994 Director Stock Option Plan of LSB Bancshares,
                           Inc., which is incorporated by reference to Exhibit
                           4 of the registrant's Registration Statement on Form
                           S-8 filed with the Securities and Exchange
                           Commission on July 15, 1994 (File No. 33-81664).

                  10.4     Employment Continuity Agreement effective as of
                           December 24, 1997 between LSB Bancshares, Inc. and
                           Nicholas A. Daves, which is incorporated by reference to Exhibit 10.7 of the Registrant's Annual
                           Report on Form 10-K for the year ended December 31, 1997.

                  10.5     Employment Continuity Agreement effective as of June
                           9, 1998 between LSB Bancshares, Inc. and Robert F.
                           Lowe, which is incorporated by reference to Exhibit
                           10.8 of the Registrant's Annual Report on form 10-K for the year ended December 31, 1998.

                  10.6     Employment Continuity Agreement effective as of June
                           9, 1998 between LSB Bancshares, Inc. and H. Franklin
                           Sherron, which is incorporated by reference to
                           Exhibit 10.9 of the Registrant's Annual Report on form 10-K for the year ended December 31, 1998.

                  10.7     Employment Continuity Agreement effective as of June
                           9, 1998 between LSB Bancshares, Inc. and Monty J.
                           Oliver, which is incorporated by reference to
                           Exhibit 10.10 of the Registrant's Annual Report on form 10-K for the year ended December 31, 1998.

                  10.8     Employment Continuity Agreement effective as of June
                           9, 1998 between LSB Bancshares, Inc. and Robin A.
                           Huneycutt, which is incorporated by reference to
                           Exhibit 10.11 of the Registrant's Annual Report on form 10-K for the year ended December 31, 1998.

                  10.9     Employment Continuity Agreement effective as of June
                           9, 1998 between LSB Bancshares, Inc. and Ronald W.
                           Sink, which is incorporated by reference to Exhibit
                           10.12 of the Registrant's Annual Report on form 10-K for the year ended December 31, 1998.

                  10.10    Employment Continuity Agreement effective as of June
                           9, 1998 between LSB Bancshares, Inc. and Ronald E.
                           Coleman, which is incorporated by reference to
                           Exhibit 10.13 of the Registrant's Annual Report on form 10-K for the year ended December 31, 1998.

                  10.11    Employment Continuity Agreement effective as of June
                           9, 1998 between LSB Bancshares, Inc. and D. Gerald
                           Sink, which is incorporated by reference to Exhibit
                           10.14 of the Registrant's Annual Report on form 10-K for the year ended December 31, 1998.

                  10.12    Employment Continuity Agreement effective as of June
                           9, 1998 between LSB Bancshares, Inc. and Joe W.
                           Carroll, which is incorporated by reference to
                           Exhibit 10.15 of the Registrant's Annual Report on form 10-K for the year ended December 31, 1998.

                  10.13    Employment Continuity Agreement effective as of June
                           9, 1998 between LSB Bancshares, Inc. and Suzanne J.
                           Bullotta, which is incorporated by reference to
                           Exhibit 10.16 of the Registrant's Annual Report on form 10-K for the year ended December 31, 1998.

                  13       1999 Annual Report to Shareholders.

                  21.      List of Subsidiaries at December 31, 1999.

                  23.      Consent of Turlington and Company, L.L.P.

                  27.      Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the last quarter covered by this report.

DESCRIPTION  OF  BUSINESS

REGISTRANT

LSB Bancshares, Inc. ("Bancshares") is a bank holding company headquartered in Lexington, North Carolina and registered under the Bank Holding Company Act of 1956, as amended. Bancshares' principal business is providing banking and other financial services through its banking subsidiary. Incorporated on July 1, 1983, Bancshares is the parent holding company of Lexington State Bank ("LSB"), a North Carolina-chartered commercial bank. The principal assets of Bancshares are all outstanding shares of LSB common stock. At December 31, 1999, Bancshares and its subsidiary had consolidated assets of $727 million and 340 employees.

SUBSIDIARY BANK

LSB is chartered under the laws of the state of North Carolina to engage in the business of general banking. Founded in 1949, LSB offers a complete array of services in commercial banking including accepting deposits, corporate cash management, discount brokerage, IRA plans, secured and unsecured loans and trust functions through twenty-one offices in twelve communities located in Davidson, Forsyth and Stokes counties in North Carolina. LSB operates the only independent trust department in Davidson County, providing estate planning, estate and trust administration, IRA trusts, personal investment accounts and pension and profit-sharing trusts.

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

LSB Financial Services was incorporated under the laws of the state of North Carolina in 1994 and began operations on December 1, 1994. It offers a full range of uninsured, nondeposit investment products, including mutual funds, annuities, stocks and bonds. LSB Financial Services operates from offices located within LSB's home office and the Stratford Road office with five employees. LSB Financial Services offers products through Uvest Investment Services, an independent broker-dealer, which is a member of the National Association of Securities Dealers and the Securities Investor Protection Corporation. Investments are neither deposits nor obligations of Lexington State Bank, nor are they guaranteed or insured by any depository institution, the FDIC, or any other government agency.

COMPETITION

Commercial banking in LSB's service area is highly competitive. LSB actively competes with national and state banks, thrift institutions, credit unions, investment brokers, mortgage and finance companies. Competition of community banks with regional and national banks has intensified significantly as a result of deregulation of the financial industry.

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

YEAR 2000 ISSUE

In 1998, Bancshares established a Year 2000 Project Management Plan with board oversight and senior management direction. The plan addressed the Year 2000 issue and its potential impact on business. Bancshares' schedule for conclusion of the Year 2000 project was met with no adverse effects on operations.

PROPERTIES

Bancshares' principal executive offices are located at One LSB Plaza, Lexington, North Carolina. This five-story office building totals 74,800 square feet and also serves as the home office of LSB. A majority of the major staff functions are located within this office complex, which is owned by LSB.

In addition, LSB operates twenty-one branch offices and seven off-premise automated teller locations. Ten branches are owned by LSB, while eleven branches and the off-premise ATM locations are leased. LSB's leased properties are subject to leases that expire on various dates from February 1, 2000 to February 28, 2010. Peoples Finance operates from an 1,800 square foot, one-story building located at 203 East Center Street in Lexington, which it owns. LSB Financial Services leases 800 square feet within the principal office building of LSB. Except as described herein, Bancshares, LSB, Peoples Finance and LSB Financial Services own all properties free and clear of encumbrances.

SUMMARY OF
SELECTED FINANCIAL DATA

                                                                        YEARS ENDED DECEMBER 31
(In thousands, except per share data and ratios)         1999        1998        1997        1996       1995
------------------------------------------------       --------    --------    --------    --------   --------


SUMMARY OF OPERATIONS

 Interest income ...........................           $ 52,441    $ 49,657    $ 45,467    $ 40,192   $ 32,333
 Interest expense ..........................             22,373      21,682      19,547      16,536     13,426
                                                       --------    --------    --------    --------   --------
 Net interest income .......................             30,068      27,975      25,920      23,656     18,907
 Provision for loan losses .................                780         770         785         805        367
                                                       --------    --------    --------    --------   --------
 Net interest income
  after provision for loan losses ..........             29,288      27,205      25,135      22,851     18,540
 Noninterest income ........................              7,187       6,585       5,389       4,639      3,599
 Noninterest expense .......................             23,068      21,151      20,426      17,907     15,091
                                                       --------    --------    --------    --------   --------
 Income before income taxes ................             13,407      12,639      10,098       9,583      7,048
 Income taxes ..............................              3,927       3,959       3,336       2,718      1,888
                                                       --------    --------    --------    --------   --------
 Net income ................................           $  9,480    $  8,680    $  6,762    $  6,865   $  5,160
                                                       ========    ========    ========    ========   ========
 Cash dividends declared ...................           $  4,775    $  3,658    $  2,712    $  2,158   $  2,061
                                                       ========    ========    ========    ========   ========


SELECTED YEAR - END ASSETS AND LIABILITIES

 Investment securities .....................           $128,819    $143,843    $105,616    $128,101   $144,639
 Loans, net of unearned income .............            506,078     436,014     396,991     355,893    297,264
 Assets ....................................            726,828     679,006     616,265     551,845    493,433
 Deposits ..................................            605,422     567,327     503,025     464,921    428,032
 Shareholders' equity ......................             70,724      73,430      67,527      62,862     58,355

RATIOS (AVERAGES)

 Net income to total assets ................               1.35%       1.35%       1.16%       1.32%      1.23%
 Net income to shareholders' equity ........              13.14       12.30       10.31       11.36      10.19
 Dividend payout ...........................              50.36       42.14       40.11       31.43      39.94
 Shareholders' equity to total assets ......              10.28       10.96       11.21       11.62      12.05

PER SHARE DATA(*)

 Earnings Per Share:
   Basic ...................................           $   1.11    $   1.00    $    .78    $    .80   $    .66
   Diluted .................................               1.09         .98         .77         .79        .65
 Cash dividends declared ...................                .56         .42         .35         .25        .24
 Book value at end of year .................               8.38        8.42        7.79        7.29       6.80


* Per share data have been restated in this table to give effect to the five for four stock splits paid February 16, 1998 and February 15, 1996.

AVERAGE BALANCES AND
NET INTEREST INCOME ANALYSIS

Table 1

Fully taxable equivalent basis(1) (In thousands)

                                                1999                          1998                           1997
                                              Interest                      Interest                       Interest
                                    Average   Income/    Average   Average  Income/   Average    Average   Income/     Average
                                    Balance   Expense  Yield/Rate  Balance  Expense  Yield/Rate  Balance   Expense   Yield/Rate
                                    -------------------------------------------------------------------------------------------
Earning assets:
 Loans and leases
  receivable, net(2) ...........    $473,675   $42,520    8.98%   $415,463   $39,112    9.41%   $379,672    $35,692    9.40%
 Taxable securities ............      95,490     5,455    5.71      96,486     5,544    5.75      83,133      5,077    6.11
 Tax exempt securities .........      35,317     2,579    7.30      33,116     2,550    7.70      31,202      2,498    8.01
 Federal Home Loan
  Bank .........................       2,096       157    7.49       2,228       165    7.41       2,464        179    7.26
 Interest-Bearing Bank
  Balances .....................       9,714       459    4.73      21,876     1,087    4.97       1,760         95    5.40
 Federal funds sold and
  securities purchased under
  resale agreements ............      39,120     1,975    5.05      33,956     1,903    5.60      48,279      2,639    5.47
                                    --------   -------            --------   -------            --------    -------
  Total earning assets .........     655,412    53,145    8.11     603,125    50,361    8.35     546,510     46,180    8.45
Non-earning assets:
 Cash and due from banks........      32,446                        25,322                        22,657
 Premises and equipment.........      11,461                        11,516                        11,333
 Other assets...................       7,706                         9,103                         9,016
 Reserve for loan losses........      (5,211)                       (4,799)                       (4,468)
                                    --------   -------            --------   -------            --------    -------
Total assets ...................    $701,814   $53,145            $644,267   $50,361            $585,048    $46,180
                                    ========   =======            ========   =======            ========    =======


Interest-bearing liabilities:
 Savings and time
  deposits .....................    $516,346   $20,314    3.93%   $466,874   $19,727    4.23%   $425,489    $17,917    4.21%
 Securities sold under
   agreements to
   repurchase ..................       3,852       154    4.00       6,027       234    3.88       5,637        234    4.15
 Borrowings from Federal
   Home Loan Bank ..............      34,790     1,905    5.48      30,731     1,721    5.60      23,303      1,396    5.99
                                    --------   -------            --------   -------            --------    -------
 Total interest-bearing
   liabilities .................     554,988    22,373    4.03     503,632    21,682    4.31     454,429     19,547    4.30
 Other liabilities and
 shareholders' equity:
Demand deposits ................      70,904                        65,271                        61,148
Other liabilities ..............       3,749                         4,779                         3,900
Shareholders' equity ...........      72,173                        70,585                        65,571
                                    --------   -------            --------   -------            --------    -------
 Total liabilities and
  shareholders'
  equity .......................    $701,814   $22,373            $644,267   $21,682            $585,048    $19,547
                                    ========   =======            ========   =======            ========    =======
Net interest income and
 net interest margin(3).........               $30,772    4.70%              $28,679    4.76%               $26,633     4.87%
                                               =======    ====               =======    ====                =======     ====

 Interest rate spread(4)........                          4.08%                         4.04%                           4.15%
                                                          ====                          ====                            ====


(1) Income related to securities and loans exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.
(2) The average loans and leases receivable balances include non-accruing loans. Loan fees of $1,619, $1,606 and $1,382 for 1999, 1998 and 1997, respectively, are included in interest income.
(3) Net interest margin is computed by dividing net interest income by average earning assets.
(4) Earning assets yield minus interest-bearing liability rate.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

Management's discussion as presented herein is intended to provide an overview of the changes in financial condition and results of operation for LSB Bancshares, Inc. ("Bancshares") and its wholly-owned subsidiary, Lexington State Bank ("LSB") for the years 1999, 1998 and 1997. The consolidated financial statements also include the accounts and results of operations of LSB's wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. ("Peoples Finance") and LSB Financial Services, Inc. ("LSB Financial Services"). This discussion and analysis is intended to provide pertinent information in the areas of liquidity, capital resources, results of operation, financial position, asset quality and interest sensitivity. It should be read in conjunction with the audited financial statements, notes and supplemental tables provided herein.

Management's discussion contains certain forward-looking statements related to anticipated future operating and financial performance. These forward-looking statements are based on estimates, beliefs and assumptions made by management and are not guarantees of future performance. Actual results may differ from those expressed or implied as the result of various factors, among which are movements in interest rates, competitive product pressures, changes in economic conditions and changes in regulatory policies.

SUMMARY

Bancshares' net income for 1999 increased 9.2% over 1998's results. Net income for the year ended December 31, 1999 was $9,480,000, or $1.09 per diluted share, compared to $8,680,000 in 1998, or $.98 per diluted share, and $6,762,000 in 1997, or $.77 per diluted share.

Return on average assets for 1999 and 1998 was 1.35%, compared to 1.16% for 1997. Return on average shareholders' equity was 13.14% for 1999 compared to 12.30% for 1998 and 10.31% for 1997.

Interest rates for the first half of 1999 remained at the 1998 year-end level. In July 1999, the prime interest rate increased 25 basis points to 8.00%, followed by additional 25 basis point increases in August and November. The prime interest rate at year end was 8.50% compared to 7.75% and 8.50% in 1998 and 1997, respectively.

Bancshares' increase in net interest income in 1999 was $2,093,000 or 7.5% compared to $2,055,000 or 7.9% in 1998. The loan loss provision necessary to maintain an adequate reserve in 1999 was sustained at nearly the same level as 1998, reflecting strong loan portfolio quality. Noninterest income in 1999 increased $602,000 or 9.1% compared to 1998, which was up $1,196,000 or 22.2% over 1997. Noninterest expense in 1999 increased $1,917,000 or 9.1% compared to $725,000 or 3.5% in 1998.

Asset growth for 1999 was $47,822,000 or 7.0% compared to an increase of $62,741,000 or 10.2% in 1998. Total loans for 1999 increased $70,064,000 or
16.1% compared to $39,023,000 or 9.8% in 1998. During 1999 approximately $26,000,000 in commercial loans were sold. Deposit growth in 1999 posted a gain of $38,095,000 or 6.7% compared to a gain of $64,302,000 or 12.8% in 1998.

VOLUME AND RATE VARIANCE ANALYSIS

Table 2

                                                                   1999                                   1998

                                                       Volume       Rate         Total         Volume         Rate        Total
Fully taxable equivalent basis(1) (In thousands)     Variance(2)  Variance(2)   Variance     Variance(2)   Variance(2)   Variance
                                                     ----------------------------------------------------------------------------
Interest income:
Loans receivable .................................    $ 5,264      $(1,856)     $ 3,408        $ 3,382        $  38       $ 3,420
Taxable investment securities ....................        (53)         (36)         (89)           780         (313)          467
Tax exempt investment securities .................        165         (136)          29            150          (98)           52
Federal Home Loan Bank ...........................        (10)           2           (8)           (18)           4           (14)
Interest-Bearing Bank Balances ...................       (578)         (50)        (628)         1,000           (8)          992
Federal funds sold ...............................        271         (199)          72           (798)          62          (736)
                                                      -------      -------      -------        -------        -----       -------
   Total interest income .........................      5,059       (2,275)       2,784          4,496         (315)        4,181
                                                      -------      -------      -------        -------        -----       -------
Interest expense:
Savings and time deposits ........................      2,030       (1,443)         587          1,726           84         1,810
Securities sold under agreements to repurchase ...        (87)           7          (80)            16          (16)            0
Borrowings from Federal Home Loan Bank ...........        222          (38)         184            421          (96)          325
                                                      -------      -------      -------        -------        -----       -------
   Total interest expense ........................      2,165       (1,474)         691          2,163          (28)        2,135
                                                      -------      -------      -------        -------        -----       -------
Increase (decrease) in net interest income .......    $ 2,894      $  (801)     $ 2,093        $ 2,333        $(287)      $ 2,046
                                                      =======      =======      =======        =======        =====       =======

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

Profitability and performance are affected by balance sheet composition and interest rate movements. Management's responsibility for both liquidity and interest sensitivity reside with a designated Asset/Liability Management Committee ("ALCO"). The ALCO Committee as a part of its asset/liability management decision-making process evaluates all market conditions, interest rate trends and the economic environment. Based upon its view of existing and expected market conditions, the ALCO Committee adopts balance sheet strategies intended to optimize net interest income to the extent possible while minimizing the risk associated with unanticipated changes in interest rates.

Cash and cash equivalents, maturing investments and loans, and securities available for sale are principal sources of liquidity for LSB. Correspondent relationships are also maintained with several large banks in order to have access to federal funds purchases as a secondary source of liquidity. LSB also has available lines of credit maintained with the Federal Home Loan Bank of Atlanta ("FHLB") which can be used for funding and/or liquidity needs. This credit is collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences. LSB has also executed a retail CD brokerage agreement, which provides an additional source of liquidity for funding needs.

Asset/Liability management includes analyzing interest sensitivity, which pertains to possible changes in the rates of certain assets and liabilities before their scheduled maturities. The asset/liability management process also seeks to match maturities and repricing opportunities of interest-sensitive assets and liabilities to minimize risk of interest rate movements. Full discussion of the effects of these respective portfolios on 1999's performance can be found under the headings of earning assets and interest-bearing liabilities. The interest sensitivity schedule analyzing the interest rate risk as of December 31, 1999 is presented in Table 3. As interest sensitivity is continually changing, the table reflects LSB's balance sheet position at one point in time and is not necessarily indicative of its position on other dates. On December 31, 1999, the one-year cumulative interest sensitivity gap was a negative $213,079,000, for a ratio of interest-sensitive assets to interest-sensitive liabilities of .58.

INTEREST SENSITIVITY ANALYSIS(1)

Table  3

                                                                                     December 31, 1999

                                                                                             Total
(In thousands)                                            1 - 90    91 - 180    181-365  Sensitive      1 - 5        Over
                                                             Day         Day        Day     Within       Year      5-Year
                                                       Sensitive   Sensitive  Sensitive   One Year  Sensitive   Sensitive    Total
                                                       ---------------------------------------------------------------------------
Interest-earning assets:
Loans, net of unearned income ......................    $ 134,513   $ 32,743   $63,734    230,990   $222,403    $ 52,685  $506,078
U.S. Treasury securities ...........................        1,501      4,005     2,996      8,502     18,989                27,491
U.S. government agencies obligations ...............                   1,998       430      2,428     59,795       2,000    64,223
Obligations of states and political subdivisions ...          750      2,765                3,515      6,215      25,117    34,847
Interest-bearing bank balances .....................       14,527                          14,527                           14,527
Federal Home Loan Bank .............................        2,258                           2,258                            2,258
Federal funds sold .................................       27,270                          27,270                           27,270
                                                        ---------   --------   -------   --------   --------    --------  --------
   Total interest-earning assets ...................    $ 180,819   $ 41,511   $67,160   $289,490   $307,402    $ 79,802  $676,694
                                                        =========   ========   =======   ========   ========    ========  ========
Interest-bearing liabilities:
N.O.W. account deposits ............................    $ 109,003                        $109,003                         $109,003
Money market deposits ..............................      154,796                         154,796                          154,796
Regular savings deposits ...........................       34,167                          34,167                           34,167
Time deposits ......................................       71,579   $ 59,218   $59,807    190,604   $ 42,936               233,540
Securities sold under agreements to repurchase .....        1,299                           1,299                            1,299
Borrowing from Federal Home Loan Bank ..............        7,650                5,050     12,700     27,450    $  5,000    45,150
                                                        ---------   --------   -------   --------   --------    --------  --------
   Total interest-bearing liabilities ..............    $ 378,494   $ 59,218   $64,857   $502,569   $ 70,386    $  5,000  $577,955
                                                        =========   ========   =======   ========   ========    ========  ========
Interest sensitivity gap ...........................    $(197,675)  $(17,707)  $ 2,303   $(213,079)
Ratio of interest-sensitive assets/
  interest-sensitive liabilities ...................          .48        .70      1.04         .58

(1) Interest sensitivity is computed using assets and liabilities having interest rates that can be adjusted during the period indicated.

SUMMARY OF INVESTMENT SECURITIES PORTFOLIO

Table 4

                                                       December 31, 1999           December 31, 1998           December 31, 1997

(In thousands)                                       Carrying        Market      Carrying        Market      Carrying        Market
                                                        Value         Value         Value         Value         Value         Value
                                                     ----------------------      ----------------------      ----------------------
U.S. Treasury securities ........................... $ 27,622      $ 27,405      $ 36,668      $ 37,510      $ 35,308      $ 35,328
U.S. government agencies obligations ...............   64,630        62,577        66,558        66,683        35,109        35,084
Mortgage-backed obligations ........................      436           430           716           713         1,017         1,017
Obligations of state and political subdivisions ....   34,848        34,482        36,642        38,247        31,769        33,092
Federal Home Loan Bank .............................    2,258         2,258         2,169         2,169         2,413         2,413
                                                     --------      --------      --------      --------      --------      --------
  Total securities ................................. $129,794      $127,152      $142,753      $145,322      $105,616      $106,934
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

Asset/liability management also addresses liquidity positioning. Liquidity management is required in order to fund current and future extensions of credit, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. As such, it is related to interest rate sensitivity management, in that each is affected by maturing assets and liabilities. While interest sensitivity management is concerned with repricing intervals of assets and liabilities, liquidity management is concerned with the maturities of those respective balances. An appropriate liquidity position is further accomplished through deposit growth and access to sources of funds other than deposits, such as the federal funds market. Traditionally, LSB has been a seller of excess investable funds in the federal funds market and uses these funds as a part of its liquidity management. Net cash provided by operating activities, a primary source of liquidity, was $14,059,000 in 1999 compared to $3,137,000 in 1998 and $8,307,000 in 1997. Details of cash flows for the years 1999, 1998 and 1997 are provided in the Consolidated Statements of Cash Flows.

NET INTEREST INCOME

Net interest income, on a fully taxable basis, amounted to $30,772,000 in 1999 compared to $28,679,000 in 1998 and $26,633,000 in 1997. Tax-equivalent net interest income as a percentage of average earning assets, or net interest margin, amounted to 4.70% in 1999, 4.76% in 1998 and 4.87% in 1997. The
interest margin is computed by dividing tax-equivalent net interest income by average earning assets. The major components of tax-equivalent net interest income for the three years ended December 31, 1999, are shown in Table 1.

The drop in interest rates in 1998 occurred in rapid succession in the fourth quarter and kept rates low for the first half of 1999. The increase in interest rates in 1999 was during the second half of the year with three increases in the prime interest rate. This interest rate environment primarily affected loan yields, which declined 43 basis points in 1999 compared to 1998. Overall the average yield on earning assets declined 24 basis points in 1999 while the average rate on interest-bearing liabilities decreased 28 basis points. This placed the interest rate spread at 4.08% for 1999 compared to 4.04% for 1998 and 4.15% for 1997.

Average loan yield in 1999 declined from that of 1998, while loan volume increased producing favorable results for Bancshares' net interest income. Average total earning assets in 1999 increased $52,287,000 or 8.7% compared to 1998, while average total interest-bearing liabilities increased $51,356,000 or 10.2% during the same period. The increase in the net interest margin in 1999 was principally due to a more rapid decline in the average rate paid on interest-bearing liabilities than that experienced on average yield on earning assets. A more detailed discussion of the volume and rate variance is held under the sections of Earning Assets and Interest-Bearing liabilities. An analysis of volume and rate changes is presented in Table 2.

EARNING ASSETS

As reported in Table 1, the gain in average earning assets for 1999 was $52,287,000 or 8.7% compared to $56,615,000 or 10.4% for 1998. The average balance of the loan portfolio for 1999 increased $58,212,000 or 14.0% compared to 1998, which posted a gain of $35,791,000 or 9.4% over 1997.

As shown in Table 2, the 1999 increase in loan balances accounted for a volume related income increase of $5,264,000 compared to 1998's gain of $3,382,000. The decline in the average yield on loans for 1999 to 8.98% compared to 9.41% in 1998 resulted in the rate variance being a negative $1,856,000.

The average balance of the taxable investment securities portfolio decreased slightly in 1999 to $95,490,000 compared to $96,486,000 in 1998. The average balance of the tax-exempt investment securities portfolio increased 6.6% in 1999 to $35,317,000 from $33,116,000 in 1998. Overall, the average balance of the total investment securities portfolio in 1999 was $130,807,000 compared to $129,602,000 in 1998. At December 31, 1999, investment securities held-to-maturity totaled $68,551,000 an increase of $8,644,000 or 14.4% compared to 1998. The investment portfolio of available-for-sale securities at December 31, 1999 was $60,268,000, a decrease of $23,668,000 or 28.2% from
1998. As shown in the Volume and Rate Variance Analysis, Table 2, the decline in average taxable investment securities produced a negative volume variance of $53,000. Yields on taxable investment securities decreased just four basis points in 1999, creating a negative rate variance of $36,000. The gain in average tax-exempt investment securities in 1999 of $2,201,000 or 6.6% over 1998 produced a positive volume variance of $165,000. The decline in average yield on tax-exempt investment securities of 40 basis points in 1999 produced a negative rate variance of $136,000.

The investment in the Federal Home Loan Bank, on average, declined in 1999 producing a negative volume variance of $10,000, while an increase of eight basis points in the yield resulted in a positive $2,000 rate variance.

Balances of short-term investments in interest bearing accounts with bank approved institutions were reduced during 1999 to accommodate strong loan growth. The average balance of these short-term investments was $9,714,000 in 1999 compared to $21,876,000 in 1998.

INVESTMENT SECURITIES PORTFOLIO MATURITY SCHEDULE

Table 5

                                                         December 31, 1999

                                                                      Weighted
(In thousands)                                         Carrying        Average
                                                          Value        Yield(1)
                                                       --------       ---------
U.S. Treasury securities:
 Within one year ................................      $  8,510          6.34%
 One to five years ..............................        19,112          6.33
                                                       --------
  Total .........................................        27,622          6.34
                                                       --------
U.S. government agencies obligations:
 Within one year ................................         2,000          6.30
 One to five years ..............................        60,630          6.09
 Five to ten years ..............................         2,000          7.61
                                                       --------
  Total .........................................        64,630          6.14
                                                       --------
Mortgage-backed obligations .....................           436          5.10
                                                       --------
Obligations of states and political
subdivisions:
 Within one year ................................         3,516         11.40
 One to five years ..............................         6,211          9.78
 Five to ten years ..............................        13,406          8.36
 After ten years ................................        11,715          7.56
                                                       --------
  Total .........................................        34,848          8.65
                                                       --------
Federal Home Loan Bank ..........................         2,258          7.49
                                                       --------
Total securities ................................      $129,794          6.87
                                                       ========

(1) Income related to securities and loans exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

Overnight investments in federal funds sold and securities purchased under resale agreements increased in average balances during 1999 by $5,164,000 or 15.2% compared to 1998. This resulted in a positive volume variance of $271,000, while the decline of 55 basis points in the 1999 yield resulted in a negative rate variance of $199,000.

As of the latest reported period, the registrant is not aware of any issuer, and the aggregate book value and aggregate market value of the securities of such issuer, when the aggregate book value of such securities exceeds ten percent of the registrant's shareholders' equity.

INTEREST BEARING LIABILITIES

The gain in average interest-bearing liabilities for 1999 was $51,356,000 or 10.2% compared to $49,203,000 or 10.8% in 1998. Interest rates paid on liabilities declined 28 basis points in 1999 compared to an increase of one basis point in 1998.

The majority of LSB's interest-bearing liabilities consist of savings and time deposits. The increase in these deposits for 1999 was $49,472,000 or 10.6% compared to $41,385,000 or 9.7% for 1998. The increase in interest-bearing deposits for 1999 resulted in a volume variance of $2,030,000, while the 30 basis point decrease in average rates paid resulted in a negative rate variance of $1,443,000. The schedule for average deposits is presented in Table 6 for years 1999, 1998 and 1997. Average interest rates paid on money market deposits decreased five basis points in 1999 compared to 1998. Average balances for money market deposits in 1999 increased $42,346,000 or 37.2% over 1998, after increasing $29,024,000 or 34.2% over 1997. Time deposit average interest rates decreased 58 basis points in 1999 compared to 1998, while the average balances increased $8,217,000 or 3.9%. N.O.W. account average interest rates declined 35 basis points in 1999 compared to 1998, while N.O.W. account balances experienced a gain of $6,602,000 or 6.8%. Average interest rates paid on regular savings deposits decreased 11 basis points in 1999 while average balances decreased $7,693,000 or 17.4%.

Securities sold under agreements to repurchase account for a small proportion of total interest-bearing liabilities. The average volume of these liabilities decreased $2,175,000 in 1999 following an increase of $390,000 in 1998. Average borrowed funds from the FHLB in 1999 were $34,790,000, an increase of $4,059,000 or 13.2% over 1998. Additional borrowed funds were used to fund strong loan growth and provide cash for Y2K purposes. As shown in the Volume and Rate Variance Analysis, Table 2, this produced a volume variance of $222,000. A decrease of 12 basis points in the average interest rate paid on the borrowings from the FHLB produced a negative rate variance of $38,000.

AVERAGE TOTAL DEPOSITS

Table 6

                                              1999                  1998                   1997
(In thousands)                         Average     Average   Average    Average     Average   Average
                                        Balance     Rate     Balance      Rate      Balance    Rate
                                       -------------------  --------------------  -------------------
Demand deposits ...................      70,904             $ 65,271              $ 61,148
N.O.W. account deposits ...........     103,411     2.09%     96,809      2.44%     89,640     2.58%
Money market deposits .............     156,144     4.00     113,798      4.05      84,774     3.61
Regular savings deposits ..........      36,592     1.66      44,285      1.77      38,447     2.19
Time deposits .....................     220,199     5.07     211,982      5.65     212,628     5.50
                                       --------             --------              --------
 Total deposits(1) ................    $587,250             $532,145              $486,637
                                       ========             ========              ========

                                                                        December 31, 1999

                                                                 Over 3          Over 6
                                                  3 Months       Through         Through       Over 12
                                                  Or Less       6 months        12 months       Months        Total
                                                  -----------------------------------------------------------------
Time deposit maturity schedule:(2)
Time deposits of $100,000 or more......           $28,324        $21,925        $10,226          $612       $61,087

(1)      The bank has no deposits in foreign offices.
(2) The bank has no other time deposits of $100,000 or more issued by domestic offices.

CAPITAL RESOURCES AND SHAREHOLDERS' EQUITY

The Board of Directors ("Board") of Bancshares approved a stock repurchase program in November of 1998 for up to 300,000 shares of its common stock. This represented approximately 3.4% of its outstanding shares at that time. The Board authorized the repurchase of shares of common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. The repurchase plan assisted in the goal of building shareholder value and maintaining appropriate capital levels. In August 1999, the Board approved an extension of the stock repurchase program for up to an additional 300,000 shares of Bancshares' common stock, or approximately 3.5% of the outstanding shares. During 1999, Bancshares repurchased 361,498 shares of its common stock at an average cost of $18.99 per share. Accordingly, at December 31, 1999, shareholders' equity was $70,724,000, a decrease of 3.7% compared to December 31, 1998. Average shareholders' equity as a percentage of average total assets amounted to 10.28% in 1999, 10.96% in 1998, and 11.21% in 1997.

Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders' equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the reserve for loan losses and certain long-term debt. At December 31, 1999, based on these measures, Bancshares' had a Tier 1 capital ratio of 14.80% compared to the regulatory requirement of 4% and a total capital ratio of 15.90% compared to an 8% regulatory requirement.

Additional regulatory capital measures include the Tier 1 leverage ratio. Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At December 31, 1999, Bancshares' Tier 1 leverage ratio was 9.76%.

Cash dividends paid to shareholders were $.56 per share in 1999, compared to $.42 per share in 1998, a 33.3% increase. A five for four stock split was also paid in 1998. Participants in Bancshares' dividend reinvestment plan total 1,569 representing 25.1% of total shareholders and held a total of 694,563 shares.

NONINTEREST INCOME

Noninterest income for 1999 increased $602,000 or 9.1% compared to an increase of $1,196,000 or 22.2% in 1998 and an increase of $750,000 or 16.2% in 1997.
Service charges on deposit accounts for 1999 increased $455,000 or 16.8% compared to increases of $166,000 or 6.5% in 1998 and $49,000 or 2.0% in 1997. The realized gains from the sale of mortgage loans in 1999 totaled $273,000 compared to $328,000 in 1998 and $186,000 in 1997. Other operating income increased $202,000 or 5.7% in 1999 compared to increases of $856,000 or 31.9% in 1998 and $629,000 or 30.6% in 1997. Financial statement Note 9 details material items contained in other operating income. Bankcard income generated in 1999 increased $319,000 or 36.3% compared to $319,000 or 57.1% in 1998 and
$183,000 or 48.7% in 1997. Fee income generated from the servicing of mortgage loans sold and customer related service fees increased $78,000 or 10.8% in 1999, $148,000 or 25.7% in 1998 and $162,000 or 39.1% in 1997. Commissions
generated by LSB Financial

Services declined in 1999 primarily due to staff attrition. Proper staffing was accomplished during the year to expand future markets of LSB Financial Services. Commissions from the subsidiary for 1999 decreased $216,000 or 26.3% compared to increases of $364,000 or 79.6% in 1998 and $146,000 or 46.9% in 1997. Trust income for 1999 increased $33,000 or 6.6% compared to $56,000 or 12.6% in 1998 and $35,000 or 8.6% in 1997.

NONINTEREST EXPENSE

Total noninterest expense, excluding merger-related costs totaled $23,068,000 in 1999, $20,991,000 in 1998 and $18,932,000 in 1997. These amounts represent increases of $2,077,000 or 9.9% in 1999 over 1998 and $2,059,000 or 10.9% in
1998 over 1997.

Personnel expense represented the largest dollar increase of noninterest expense. Personnel expense, consisting of both employee salaries and benefits, increased $1,153,000 or 10.3% in 1999 compared to $785,000 or 7.6% in 1998.
These increases are attributable to normal increases in compensation and increases in the number of full-time equivalent employees. In 1999, full-time equivalent employees totaled 340 compared to 328 in 1998.

In 1999 occupancy expense increased $23,000 or 1.8% compared to an increase of $36,000 or 2.9% in 1998. Equipment depreciation and maintenance expense for 1999 increased $76,000 or 6.2% following an increase of $41,000 or 3.5% in 1998. Other operating expenses in 1999 increased $825,000 or 11.3% compared to an increase of $1,197,000 or 19.5% in 1998. Financial statement Note 9 details the material items contained in other operating expenses. In 1999, automated services expense decreased slightly compared to increases of $133,000 or 10.0% in 1998 and $211,000 or 18.9% in 1997. The increases in 1997 and 1998 were the result of LSB's expanded automation program to enhance customer service and improve operating efficiencies. Bankcard expense increased $272,000 or 38.7% in 1999 compared to $256,000 or 57.3% in 1998 and $152,000 or 51.5% in 1997. The
increases are attributable to the volume of growth in the bankcard portfolio. Legal and professional expense for 1999 increased $104,000 or 10.1% over 1998, which was up $307,000 or 42.4% from 1997. The increase in legal and professional expense in 1998 was primarily due to additional regulatory compliance attributable to asset growth of the company. As a normal course of business, other expenses increased $288,000 or 11.4% in 1999 compared to $465,000 or 22.6% in 1998 and $348,000 or 20.3% in 1997.


SUMMARY OF LOAN PORTFOLIO

Table 7

                                                                       December 31
(In thousands)
                                              1999          1998          1997          1996          1995
                                            ----------------------------------------------------------------
Commercial, financial and agricultural ...  $153,252      $144,955      $132,181      $131,235      $129,972
Real estate - construction ...............    28,130        19,131        12,978        10,493         9,319
Real estate - mortgage ...................   250,173       206,068       185,384       145,845        96,690
Installment loans to individuals .........    65,882        62,747        62,909        60,181        53,753
Lease financing ..........................       820           978           792           678             0
Other ....................................     7,821         2,135         2,747         7,461         7,530
                                            --------      --------      --------      --------      --------
Total loans, net of unearned income ......  $506,078      $436,014      $396,991      $355,893      $297,264
                                            ========      ========      ========      ========      ========

(*) The bank has no foreign loan activity.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

                                               December 31, 1999

                                    Commercial,
                                     financial      Real estate -
                                  and agricultural   construction       Total
                                  --------------------------------------------
Due in 1 year or less..........    $ 49,675         $ 28,130          $ 77,805

Due after 1 year through
 5 years:
  Fixed interest rates.........      61,186                             61,186
  Floating interest rates......       8,951                              8,951

Due after 5 years:
  Fixed interest rates.........      22,144                             22,144
  Floating interest rates......      11,296                             11,296
                                   --------         --------          --------
   Total.......................    $153,252         $ 28,130          $181,382
                                   ========         ========          ========

ANALYSIS OF RESERVE FOR LOAN LOSSES

Table 8

                                                                                     As of Or For the Years Ended
                                                                                               December 31
(In thousands)
                                                                     1999          1998        1997         1996         1995
                                                                  -------------------------------------------------------------
Average amount of loans outstanding, net of unearned income ....  $473,675       $415,463    $379,672     $324,195     $245,032
Amount of loans outstanding, net of unearned income ............   506,078        436,014     396,991      355,893      297,264
Reserve for loan losses:
  BALANCE ON JANUARY 1 .........................................  $  5,048       $  4,601    $  4,075     $  3,711     $  3,013
                                                                  --------       --------    --------     --------     --------
Loans charged off:
  Secured by real estate .......................................         0              0           0           57           49
  Commercial and industrial ....................................       259             65         382          225          169
  Installment ..................................................       291            285         330          197          147
  Credit card ..................................................       198            101         139           93           58
                                                                  --------       --------    --------     --------     --------
    Total charge-offs ..........................................       748            451         851          572          423
                                                                  --------       --------    --------     --------     --------
Recoveries of loans previously charged off:
  Secured by real estate .......................................         6              0           0            0           11
  Commercial and industrial ....................................        16              9         486           20           28
  Installment ..................................................       108             91          89           86           78
  Credit card ..................................................        36             28          17           25           17
                                                                  --------       --------    --------     --------     --------
    Total recoveries ...........................................       166            128         592          131          134
                                                                  --------       --------    --------     --------     --------
Net loans charged off ..........................................       582            323         259          441          289
                                                                  --------       --------    --------     --------     --------
Provision for loan losses ......................................       780            770         785          805          367
                                                                  --------       --------    --------     --------     --------
Acquired bank's allowance at date of acquisition ...............         0              0           0            0          620
                                                                  --------       --------    --------     --------     --------
  BALANCE ON DECEMBER 31 .......................................  $  5,246       $  5,048    $  4,601     $  4,075     $  3,711
                                                                  ========       ========    ========     ========     ========
  Ratio of net charge-offs of loans to average loans outstanding
    during the year ............................................       .12%           .08%        .07%         .14%         .12%

ASSET QUALITY AND PROVISION FOR LOAN LOSSES

The reserve for loan losses was $5,246,000 or 1.04% of loans outstanding at December 31, 1999 compared to $5,048,000 or 1.16% of loans outstanding at December 31, 1998. Net charge offs for 1999 were $582,000 or .12% of average loans outstanding, compared to 1998 net charge offs of $323,000 or .08% of average loans outstanding. Net charge offs in 1997 were $259,000 or .07% of average loans outstanding. The 1999 provision for loan losses was comparable to that of the previous year, reflecting the quality of the loan portfolio. Adequate provisions and allowances for loan loss reserves are based on numerous factors including the growth of the loan portfolio, delinquencies, net charge-offs, non-performing loans and collateral values. Additional information regarding the reserve for loan losses is contained in Table 8, "Analysis of Reserve for Loan Losses".

Nonperforming assets, which include nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due, totaled $2,090,000 at December 31, 1999, $1,912,000 at December 31, 1998, and $2,155,000 at December 31, 1997. Nonperforming assets as a percentage of loans outstanding at the end of the year amounted to .41% in 1999, .44% in 1998, and .54% in 1997. Bancshares had $96,000 in nonaccrual loans at December 31, 1999 compared to no nonaccrual loans at December 31, 1998 and $127,000 in nonaccrual loans at December 31, 1997. Accruing loans past due 90 days totaled $821,000 at December 31, 1999 compared to $759,000 at December 31, 1998 and $334,000 at December 31, 1997. The accrual of interest is generally discontinued on all loans that become 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. Table 9, "Nonperforming Assets", discloses the components of nonperforming assets. At December 31, 1999, the reserve for loan losses was 2.51 times nonperforming loans compared to 2.64 times nonperforming loans at December 31, 1998. Based on the current loan portfolio and levels of current problem assets and potential problem loans, management believes the provision for loan losses to be adequate.

In management's judgment, the allocation of the reserve for loan losses for 1999 reflected in Table 10 accurately reflects the inherent risks associated with each of the various lending categories.

As a part of credit administration, management regularly reviews and grades its loan portfolio for purposes of determining asset quality and the need to make additional provisions for loan losses. The review process is performed both internally and externally, through the employment of independent credit review professionals. The reserve for loan losses represents management's estimate of an amount adequate to provide for the risk of future losses inherent in the loan portfolio. In its on-going analysis of the reserve for loan losses and its adequacy, management considers LSB's historic loan loss experience, economic risks associated with each of the lending categories, amount of past due and nonperforming loans, underlying collateral values securing loans and credit concentrations and other factors which might affect potential credit losses.

LSB is also subject to regulatory examinations and determinations as to the adequacy of its reserve for loan losses, which may take into account such factors as the methodology used to calculate the reserve and the size of the reserve in comparison to peer banks identified by the regulatory agencies. During 1999, all credit relationships of $50,000 or more were reviewed as a part of LSB's credit administration. A review of large credits was conducted by a regulatory agency examination revealing that there were no material problem credits that had not been previously identified by management.

There are, however, additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy and factors affecting particular borrowers, management's judgment as to the adequacy of the reserve for loan losses is necessarily approximate and imprecise. In its oversight of the credit review process, management has not identified any undue economic risks associated with the various lending categories, nor any significant credit concentrations within these categories.

Loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed in Table 9, "Nonperforming Assets", do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

INCOME TAXES

Income tax expense is recorded based on amounts currently payable and deferred. Income tax expense was $3,927,000 in 1999 compared to $3,959,000 in 1998 and $3,336,000 in 1997. Bancshares' effective tax rate decreased to 29.3% in 1999 from 31.3% in 1998 compared to 33.0% in 1997. Financial statement Note 10 provides a reconciliation between the amount of taxes computed using the statutory tax rate and the actual tax expense. The decrease in Bancshares' effective tax rate for 1999 was primarily the result of the exercise of nonqualified stock options.

NONPERFORMING ASSETS

Table 9

                                                                                              December 31
(In thousands)
                                                                      1999         1998          1997         1996         1995
                                                                      ---------------------------------------------------------
Nonaccrual loans:
 Secured by real estate ...........................................  $    0       $    0       $    0       $  424       $  990
 Commercial and industrial ........................................      96            0          127          187          390
Restructured loans ................................................     137          232          502          259          289
Other real estate acquired through foreclosed properties ..........   1,036          921        1,192        1,151          988
Accruing loans which are contractually past due 90 days or more ...     821          759          334          369          206
                                                                     ------       ------       ------       ------       ------
Total nonperforming assets ........................................  $2,090       $1,912       $2,155       $2,390       $2,863
                                                                     ======       ======       ======       ======       ======
Nonperforming assets to:
 Loans outstanding at end of year .................................     .41%         .44%         .54%         .67%         .96%
 Total assets at end of year ......................................     .29          .28          .35          .43          .58

Loss of interest income associated with nonperforming loans at
 December 31:
                                                                                        Years Ended December 31

                                                                       1999        1998         1997         1996        1995
                                                                     ----------------------------------------------------------
Interest income that would have been recorded in accordance
 with original terms ..........................................      $   15       $    0       $    1       $   52       $   34
Less interest income actually recorded ........................           0            0            0            3            7
                                                                     ------       ------       ------       ------       ------
Loss of interest income .......................................      $   15       $    0       $    1       $   49       $   27
                                                                     ======       ======       ======       ======       ======

ALLOCATION OF RESERVE FOR LOAN LOSSES(*)

Table 10

                             1999               1998                1997              1996               1995
                                  Loans              Loans              Loans              Loans              Loans
 (In thousands)                       %                  %                  %                  %                  %
                                  Total              Total              Total              Total              Total
                        Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans
                        ---------------    ---------------    ---------------    ---------------    ---------------
Commercial, financial
 and agricultural ...   $1,420     30.3%   $1,330     33.2%   $1,212     33.3%   $1,075     36.9%   $1,100     43.7%
Real estate -
 construction .......      566      5.6       555      4.4       506      3.3       450      2.9       346      3.1
Real estate -
 mortgage ...........    2,100     49.4     2,000     47.4     1,815     46.7     1,529     41.0     1,390     32.5
Installment loans to
 individuals ........      908     13.0       913     14.3       828     15.8       766     16.9       675     18.2
Lease financing .....       60       .2        60       .2        55       .2        55       .2         0       .0
Other ...............       92      1.5        90       .5        85       .7       110      2.1       110      2.5
Unallocated .........      100       .0       100       .0       100       .0        90       .0        90       .0
                        ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
 Total ..............   $5,246    100.0%   $5,048    100.0%   $4,601    100.0%   $4,075    100.0%   $3,711    100.0%
                        ======   ======    ======   ======    ======   ======    ======   ======    ======   ======

(*) The reserve for loan losses has been allocated only on an approximate basis. The entire amount of the reserve is available to absorb losses occurring in any category. The allocation is not necessarily indicative of future losses.

INFLATION

For financial institutions, the effects of inflation and governmental programs to control it tend to vary from non-bank companies. The impact is more likely to be felt by banking institutions in interest rates associated with earning assets and interest bearing liabilities. Reduced inflation tends to improve interest margins associated with interest-bearing assets and liabilities.

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

ACCOUNTING AND REGULATORY
ISSUES

In June 1998, FASB issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts and for hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities on the balance sheet at their fair value. Requirements of SFAS 133 could affect the amount of an institution's recorded assets, liabilities, equity as well as its regulatory capital levels. As defined under SFAS 133, derivatives carry a designation of (a) no hedge designation, (b) fair value hedge, (c) cash flow hedge, or (d) foreign currency hedge. SFAS 133 was originally effective for fiscal periods, both years and quarters, beginning after June 15, 1999, but has now been extended to June 15, 2000. Bancshares does not presently have any derivative instruments within the definition of SFAS 133 and, as such, does not anticipate any material effect on its financial position and operating results from adoption of the standard.

In October 1998, FASB issued Statement No. 134 ("SFAS 134"), "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". SFAS 134 amends Statement 65 ("SFAS 65"), "Accounting for Certain Mortgage Banking Activities" to require entities engaged in mortgage banking activities to classify mortgage-backed securities resulting from the securitization of mortgage loans held for sale, based on its ability and intent to sell or hold those investments. Classification of any retained mortgage-backed securities would be in accordance with the provisions of Statement 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." Any retained mortgage-backed securities that an entity commits to sell before or during the securitization process must be classified as trading. Bancshares does not presently securitize any of its mortgage loans within the definition of SFAS 134 and, as such, does not anticipate any material effect on its financial position and operating results from adoption of the standard.

In May 1997, the Federal Financial Institutions Examination Council (FFIEC) issued an Interagency Statement "Year 2000 Project Management Awareness" to emphasize critical issues that needed to be addressed to implement an effective Year 2000 project management plan. The FFIEC Statement identified five phases of the Year 2000 project management process. In the awareness phase, the corporation was to define the issues and potential challenges associated with the Year 2000 problem. In the assessment phase, an evaluation was to be conducted to

QUARTERLY FINANCIAL DATA

Table 11

(In thousands, except per share data)                1999                                        1998
                                   4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
                                   -------------------------------------------------------------------------------------
Interest income ................   $ 13,578   $ 13,338   $ 12,993   $ 12,532   $ 12,657   $ 12,732   $ 12,351   $ 11,917
Interest expense ...............      5,962      5,668      5,422      5,321      5,525      5,441      5,426      5,290
                                   --------   --------   --------   --------   --------   --------   --------   --------
Net interest income ............      7,616      7,670      7,571      7,211      7,132      7,291      6,925      6,627
Provision for loan losses ......        165        215        235        165        250        180        175        165
                                   --------   --------   --------   --------   --------   --------   --------   --------
Net interest income after
  provision for loan losses ....      7,451      7,455      7,336      7,046      6,882      7,111      6,750      6,462
                                   --------   --------   --------   --------   --------   --------   --------   --------
Noninterest income .............      1,890      1,704      1,862      1,731      1,751      1,667      1,671      1,496
                                   --------   --------   --------   --------   --------   --------   --------   --------
Noninterest expense ............      5,914      5,874      5,773      5,507      5,121      5,268      5,317      5,445
                                   --------   --------   --------   --------   --------   --------   --------   --------
Income before income taxes .....      3,427      3,285      3,425      3,270      3,512      3,510      3,104      2,513
Income taxes ...................      1,080        884        951      1,012      1,126      1,122        935        776
                                   --------   --------   --------   --------   --------   --------   --------   --------
Net income .....................   $  2,347   $  2,401   $  2,474   $  2,258   $  2,386   $  2,388   $  2,169   $  1,737
                                   ========   ========   ========   ========   ========   ========   ========   ========

Earnings per share:
 Basic .........................   $    .28   $    .28   $    .29   $    .26   $    .27   $    .27   $    .25   $    .21
 Diluted .......................        .27        .28        .28        .26        .27        .27        .24        .20

determine the size and complexity of ensuring Year 2000 readiness. During the renovation phase, required system upgrades were to be made. In the validation phase, testing of all computer systems and software would be done to meet the corporation's Y2K compatibility standards. The final step established was the implementation phase, which incorporated Year 2000 ready systems into day-to-day operations.

The "Year 2000 problem" resulted from the inability of computer systems to identify the change from the years of the 1900's to the year 2000. This came about because most computer hardware and software systems had historically used only two digits to identify the applicable year. Hence, as the turn of the century approached, the systems would be unable to distinguish between 1900 and 2000 resulting in possible errors and system failures causing wide spread disruption to business operations.

Bancshares acknowledged the importance of this issue and established a Year 2000 Project Team (Y2K) to ensure Year 2000 compliance. Bancshares' Year 2000 Plan followed the guidelines outlined by the Federal Financial Institutions Examination Council. For the millennium project, a Y2K Team was established consisting of senior officers within the company's operations area, information systems area, audit department, corporate area and senior management. Senior management, with Board of Directors' approval and oversight, established the commitment of resources and prioritization.

Bancshares completed the Y2K conversion with no significant systems problems relative to its critical systems, including branches, subsidiaries and operations. Following the beginning of the year 2000, Bancshares' customers have had normal and complete access to their accounts through the branch offices, ATM's and telebanking. Bancshares experienced no disruptions resulting from third party relationships, vendors or major customers. In order to ensure that business remains normal Bancshares has maintained the status of its Y2K Team.

The estimated cost of Bancshares' Year 2000 project was approximately $400,000. As of December 31, 1999, a cumulative total of $181,000 had been expensed relating to the Y2K issue. These costs were totally funded through operation cash flows, with no material effect on operations.

Bancshares' continues to maintain its business resumption plans with their goal being the resumption of business in the event there is a disruption of critical systems necessary to operate. These contingency plans continue to include the use of alternative service providers, off-site processing, consolidation of customer services, alternative communications support and other contingency service suppliers.

Although the Year 2000 project was given management's top priority, there have been no serious delays to other information technology projects. To a great extent this was due to Bancshares third party processing by Fiserv, which has provided added support in meeting Year 2000 project goals as well as ongoing information technology projects. As such, there have been no delays in information technology projects that would have an adverse effect on Bancshares' financial condition and results of operations.

CONSOLIDATED BALANCE SHEETS

                                                                             December 31
(In thousands, except for shares)                                       1999              1998
-------------------------------------------------------------------------------------------------
ASSETS
 Cash and Due from Banks (Note 2) ............................        $  33,971         $  33,292
 Interest-Bearing Bank Balances ..............................           14,527             9,862
 Federal Funds Sold and Securities Purchased
   Under Resale Agreements ...................................           27,270            40,595
 Investment Securities (Note 3):
   Held to Maturity, Market Value $66,884 and $61,386 ........           68,551            59,907
   Available for Sale ........................................           60,268            83,936
 Loans (Notes 4 and 11) ......................................          506,078           436,014
 Less, Reserve for Loan Losses (Note 4) ......................           (5,246)           (5,048)
                                                                      ---------         ---------
      Net Loans ..............................................          500,832           430,966
 Premises and Equipment (Note 5) .............................           11,215            11,528
 Other Assets ................................................           10,194             8,920
                                                                      ---------         ---------
      Total Assets ...........................................        $ 726,828         $ 679,006
                                                                      =========         =========

LIABILITIES
Deposits:
   Demand ....................................................        $  73,916         $  71,867
   Savings, N.O.W. and Money Market Accounts .................          297,966           287,315
   Certificates of Deposit of less than $100,000 (Note 6) ....          172,453           158,664
   Certificates of Deposit of $100,000 or more (Note 6) ......           61,087            49,481
                                                                      ---------         ---------
      Total Deposits .........................................          605,422           567,327
 Securities Sold Under Agreements to Repurchase (Note 6) .....            1,299             5,537
 Borrowings from the Federal Home Loan Bank (Note 7) .........           45,150            28,842
 Other Liabilities ...........................................            4,233             3,870
                                                                      ---------         ---------
      Total Liabilities ......................................          656,104           605,576
                                                                      ---------         ---------
SHAREHOLDERS' EQUITY
Preferred Stock, Par Value $.01 Per Share:
      Authorized 10,000,000 shares; none issued ..............                0                 0
 Common Stock, Par Value $5 Per Share:
      Authorized 50,000,000 Shares; Issued 8,442,918
      Shares in 1999 and 8,722,895 Shares in 1998 ............           42,215            43,614
 Paid-In Capital .............................................           10,151            14,903
 Retained Earnings ...........................................           18,953            14,248
 Accumulated Other Comprehensive Income ......................             (595)              665
                                                                      ---------         ---------
   Total Shareholders' Equity ................................           70,724            73,430
                                                                      ---------         ---------
      Total Liabilities and Shareholders' Equity .............        $ 726,828         $ 679,006
                                                                      =========         =========


Commitments and Contingencies (Note 8)
Notes to consolidated financial statements are an integral part hereof.

CONSOLIDATED STATEMENTS
OF INCOME

                                                                        Years Ended December 31
(In thousands, except for shares and per share amounts)           1999            1998             1997
----------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest and Fees on Loans ...........................      $   42,520      $   39,112      $    35,692
   Interest on Investment Securities:
    Taxable .............................................           5,455           5,544            5,077
    Tax Exempt ..........................................           1,875           1,846            1,785
   Interest-Bearing Bank Balances .......................             616           1,252              274
   Federal Funds Sold and Securities Purchased Under
     Resale Agreements ..................................           1,975           1,903            2,639
                                                               ----------      ----------      -----------
     Total Interest Income ..............................          52,441          49,657           45,467
                                                               ----------      ----------      -----------

INTEREST EXPENSE
   Deposits .............................................          20,314          19,727           17,917
   Securities Sold Under Agreements to Repurchase .......             154             234              234
   Borrowings from the Federal Home Loan Bank ...........           1,905           1,721            1,396
                                                               ----------      ----------      -----------

     Total Interest Expense .............................          22,373          21,682           19,547
                                                               ----------      ----------      -----------

Net Interest Income .....................................          30,068          27,975           25,920
Provision for Loan Losses (Note 4) ......................             780             770              785
                                                               ----------      ----------      -----------
Net Interest Income after Provision for Loan Losses .....          29,288          27,205           25,135
                                                               ----------      ----------      -----------

NONINTEREST INCOME
   Service Charges on Deposit Accounts ..................           3,171           2,716            2,550
   Gains on Sales of Mortgages ..........................             273             328              186
   Losses on Sales of Investment Securities .............               0               0              (32)
   Other Operating Income (Note 9) ......................           3,743           3,541            2,685
                                                               ----------      ----------      -----------
     Total Noninterest Income ...........................           7,187           6,585            5,389
                                                               ----------      ----------      -----------

NONINTEREST EXPENSE
   Personnel Expense ....................................          12,325          11,172           10,387
   Occupancy Expense ....................................           1,282           1,259            1,223
   Equipment Depreciation and Maintenance ...............           1,302           1,226            1,185
   Other Operating Expense (Note 9) .....................           8,159           7,334            6,137
   Merger Related Costs (Note 14) .......................               0             160            1,494
                                                               ----------      ----------      -----------
    Total Noninterest Expense ...........................          23,068          21,151           20,426
                                                               ----------      ----------      -----------

Income Before Income Taxes ..............................          13,407          12,639           10,098
Income Taxes (Note 10) ..................................           3,927           3,959            3,336
                                                               ----------      ----------      -----------
Net Income ..............................................      $    9,480      $    8,680      $     6,762
                                                               ==========      ==========      ===========

Earnings Per Share:
   Basic ................................................      $     1.11      $     1.00      $       .78
   Diluted ..............................................            1.09             .98              .77

Weighted Average Shares Outstanding:
   Basic ................................................       8,547,905       8,703,274        8,637,394
   Diluted ..............................................       8,693,681       8,887,631        8,815,878


Notes to consolidated financial statements are an integral part hereof.

CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY



                                                                                              Accumulated
                                                      Common Stock                               Other          Total
                                                  ------------------   Paid-In    Retained   Comprehensive   Shareholders'
(In thousands, except for shares)                   Shares   Amount    Capital    Earnings      Income          Equity
--------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1996..................   6,886,496  $34,432   $ 14,671   $ 13,866     $  (107)        $ 62,862
Net income.....................................                                      6,762                        6,762
Change in unrealized gain on securities
 available for sale, net of deferred
 income taxes..................................                                                    281              281
                                                                                                               --------
    Comprehensive income.......................                                                                   7,043
Cash dividends declared on common
  stock........................................                                     (2,712)                      (2,712)
Common stock issued for stock
  options exercised............................      47,215      233        114                                     347
Fractional shares purchased....................        (676)                (13)                                    (13)
                                                  ---------------------------------------------------------------------
Balances at December 31, 1997..................   6,933,035   34,665     14,772     17,916         174           67,527
Net income.....................................                                      8,680                        8,680
Change in unrealized gain on securities
  available for sale, net of deferred
  income taxes.................................                                                    491              491
                                                                                                               --------
    Comprehensive income.......................                                                                   9,171
Cash dividends declared on common
  stock........................................                                     (3,658)                      (3,658)
Common stock issued for stock
  options exercised............................      60,468      302        199                                     501
Common stock issued in five-for-four
  stock split, including cash for
  fractional shares............................   1,734,392    8,672                (8,690)                         (18)
Common stock acquired..........................      (5,000)     (25)       (68)                                    (93)
                                                  ---------------------------------------------------------------------
Balances at December 31, 1998..................   8,722,895   43,614     14,903     14,248         665           73,430
NET INCOME.....................................                                      9,480                        9,480
CHANGE IN UNREALIZED LOSS ON SECURITIES
  AVAILABLE FOR SALE, NET OF DEFERRED
  INCOME TAXES.................................                                                 (1,260)          (1,260)
                                                                                                               --------
   COMPREHENSIVE INCOME........................                                                                   8,220
CASH DIVIDENDS DECLARED ON COMMON
  STOCK........................................                                     (4,775)                      (4,775)
COMMON STOCK ISSUED FOR STOCK
  OPTIONS EXERCISED............................      81,521      408        307                                     715
COMMON STOCK ACQUIRED..........................    (361,498)  (1,807)    (5,059)                                 (6,866)
                                                  ---------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999..................   8,442,918  $42,215    $10,151    $18,953     $  (595)        $ 70,724
                                                  =====================================================================

Notes to consolidated financial statements are an integral part hereof.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Years Ended December 31
(In thousands)                                                                               1999           1998           1997
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income ......................................................................      $  9,480       $  8,680       $  6,762
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ................................................         1,319          1,241          1,217
     Securities premium amortization and discount accretion, net ..................            58           (104)           (21)
     (Increase) decrease in loans held for sale ...................................         2,191         (7,276)          (237)
     Deferred income taxes ........................................................            14            180            115
     Income taxes payable .........................................................           127             81           (117)
     Increase in income earned but not received ...................................           (99)          (463)          ( 12)
     Increase (decrease) in interest accrued but not paid .........................           253            (16)          (367)
     Provision for loan losses ....................................................           780            770            785
     Loss on sale of investment securities ........................................             0              0            116
     (Gain) loss on sale of premises and equipment ................................           (64)            44             66
                                                                                         --------       --------       --------
       Net cash provided by operating activities ..................................        14,059          3,137          8,307
                                                                                         --------       --------       --------
CASH FLOW FROM INVESTING ACTIVITIES
  Purchases of securities held to maturity ........................................       (15,520)       (24,983)        (1,184)
  Proceeds from maturities of securities held to maturity .........................         6,869         20,005         15,454
  Proceeds from sales of securities held to maturity ..............................             0              0          1,954
  Purchases of securities available for sale ......................................          (223)       (64,650)       (17,453)
  Proceeds from maturities of securities available for sale .......................        21,776         32,311         14,720
  Proceeds from sales of securities available for sale ............................             0              0          9,323
  Net increase in loans made to customers .........................................       (72,838)       (32,071)       (41,112)
  Purchases of premises and equipment .............................................        (1,057)        (1,604)        (1,513)
  Proceeds from sale of premises and equipment ....................................           115             52            233
  Net (increase) decrease in federal funds sold and securities purchased
     under resale agreements ......................................................        13,325         19,745        (33,620)
  (Increase) decrease in other assets .............................................          (544)           280           (503)
                                                                                         --------       --------       --------
       Net cash used by investing activities ......................................       (48,097)       (50,915)       (53,701)
                                                                                         --------       --------       --------
CASH FLOW FROM FINANCING ACTIVITIES
  Net increase in demand deposits, N.O.W.,
     money market and savings accounts ............................................        12,700         64,687         37,212
  Net increase (decrease) in time deposits ........................................        25,395           (385)           891
  Net increase (decrease) in securities sold under agreements to repurchase .......        (4,238)        (2,726)         2,154
  Proceeds from long-term debt ....................................................        30,000              0         37,200
  Payments on long-term debt ......................................................       (13,692)        (4,916)       (17,517)
  Dividends paid ..................................................................        (4,775)        (3,658)        (2,712)
  Net increase in other liabilities ...............................................           143             45            152
  Proceeds from issuance of common stock ..........................................           715            501            347
  Common stock repurchased ........................................................        (6,866)           (93)             0
  Fractional shares purchased .....................................................             0            (18)           (13)
                                                                                         --------       --------       --------
     Net cash provided by financing activities ....................................        39,382         53,437         57,714
                                                                                         --------       --------       --------

Increase in cash and cash equivalents .............................................         5,344          5,659         12,320
Cash and cash equivalents at the beginning of the years ...........................        43,154         37,495         25,175
                                                                                         --------       --------       --------
Cash and cash equivalents at the end of the years .................................      $ 48,498       $ 43,154       $(37,495)
                                                                                         ========       ========       ========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
  Cash paid during the years for:
     Interest .....................................................................      $ 22,121       $ 21,712       $ 19,916
     Income taxes .................................................................         4,214          3,803          3,314

SUPPLEMENTAL DISCLOSURE OF
  NON CASH TRANSACTIONS
  Transfer of loans to other real estate owned ....................................      $    412       $    100       $    372
  Unrealized gain (loss) on securities available for sale:
     Change in securities available for sale ......................................        (2,064)           805            447
     Change in deferred income taxes ..............................................           804           (314)          (166)
     Change in shareholders' equity ...............................................        (1,260)           491            281

Notes to consolidated financial statements are an integral part hereof.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF OR FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and financial reporting policies of LSB Bancshares, Inc. ("Bancshares") and its subsidiaries conform to generally accepted accounting principles and prevailing industry practices. The following is a description of significant accounting policies.

Nature of Operations

  Bancshares is a bank holding company organized under the laws of the State of North Carolina and registered under the Bank Holding Company Act of 1956, as amended. Bancshares conducts its domestic financial services business through Lexington State Bank ("Bank") and two non-bank subsidiaries, Peoples Finance Company of Lexington, Inc. (Peoples) and LSB Financial Services, Inc. Bancshares serves customers primarily in Davidson, Forsyth, and Stokes Counties, North Carolina.

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

Reserve for Loan Losses

  The reserve for loan losses is that amount which is considered adequate to provide for potential losses in the portfolio. Management's evaluation of the adequacy of the reserve is based on several factors, including an analysis of the loss experience in relation to outstanding amounts, a review of impaired loans, regular examinations and appraisals of the portfolio, and current conditions.

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

Stock-Based Compensation

  Bancshares accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees". In October 1995, Statement of Financial Accounting Standards Number 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," was issued and encourages, but does not require adoption of a fair value method of accounting for employee stock-based compensation plans. As permitted by SFAS 123, Bancshares has elected to disclose the pro forma net income and earnings per share as if the fair value method had been applied in measuring compensation cost.

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

The Bank is required to maintain a certain weekly average clearing account balance with the Federal Reserve Bank of Richmond. The required weekly average clearing account balance for the years ended December 31, 1999 and 1998 was $17,500,000 and $18,025,000. The amounts are negotiated by the Bank with the Federal Reserve Bank of Richmond.

Certain regulatory requirements restrict the lending of funds by and between Bancshares and the Bank and the amount of dividends which can be paid to Bancshares by the Bank. On December 31, 1999, the Bank had available retained earnings of $46,386,418 for the payment of dividends without obtaining prior regulatory approval.

The Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB). Member institutions are required to maintain an investment in the common stock of the FHLB based on the asset size of the member institution and the amount of qualifying one-to-four family residential loans. At December 31, 1999, the Bank owned $2,257,500 of FHLB common stock.

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

At December 31, 1999, the most recent notifications from regulatory authorities categorized Bancshares and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed Bancshares' or the Bank's well capitalized status. Management believes that Bancshares and the Bank meet all capital adequacy requirements to which they are subject.

The Bank's capital amounts and ratios approximate Bancshares' capital amounts and ratios that are summarized as follows (In thousands):


                                                                              MINIMUM RATIOS
                                                                              --------------
                                                                            FOR
                           CAPITAL AMOUNT               RATIO              CAPITAL     TO BE
                         -----------------        ----------------        ADEQUACY     WELL
                         1999         1998        1999        1998        PURPOSES  CAPITALIZED*
                         ----         ----        ----        ----        --------  --------------
Total capital
 To risk-weighted
 assets .........      $75,637      $76,762      15.90%      18.13%         8.00%      10.00%
Tier 1 capital
 To risk-weighted
 assets .........       70,391       71,714      14.80       16.94          4.00        6.00
Tier 1 capital
 To average
 assets .........       70,391       71,714       9.76       11.15          3.00        5.00

*under Prompt Corrective Action provisions

NOTE 3 - INVESTMENT SECURITIES

The valuations of investment securities as of December 31, 1999 and 1998 were as follows (In thousands):

                                                1999 - SECURITIES HELD TO MATURITY
                                      AMORTIZED     UNREALIZED     UNREALIZED         MARKET
                                           COST          GAINS         LOSSES          VALUE
                                      ---------     ----------     ----------         ------
US Treasury and
 other US government
 agency obligations ............        $34,556        $     4        $ 1,306        $33,254
State, county and
 municipal securities ..........         33,995            429            794         33,630
                                        -------        -------        -------        -------
 Total .........................        $68,551        $   433        $ 2,100        $66,884
                                        =======        =======        =======        =======


                                               1999 - SECURITIES AVAILABLE FOR SALE
                                      AMORTIZED     UNREALIZED     UNREALIZED         MARKET
                                           COST          GAINS         LOSSES          VALUE
                                      ---------     ----------     ----------         ------
US Treasury and
 other US government
 agency obligations ............        $57,696        $    27        $   995        $56,728
State, county and
 municipal securities ..........            853              3              4            852
Mortgage backed
 securities ....................            436              0              6            430
Equity securities ..............          2,258              0              0          2,258
                                        -------        -------        -------        -------
 Total .........................        $61,243        $    30        $ 1,005        $60,268
                                        =======        =======        =======        =======


                                                1998 - SECURITIES HELD TO MATURITY
                                      AMORTIZED     UNREALIZED     UNREALIZED         MARKET
                                           COST          GAINS         LOSSES          VALUE
                                      ---------     ----------     ----------          -----
US Treasury and
 other US government
 agency obligations ............        $24,120        $    55        $   133        $24,042
State, county and
 municipal securities ..........         35,787          1,663            106         37,344
                                        -------        -------        -------        -------
 Total .........................        $59,907        $ 1,718        $   239        $61,386
                                        =======        =======        =======        =======


                                                1998 - SECURITIES AVAILABLE FOR SALE
                                      AMORTIZED     UNREALIZED     UNREALIZED         MARKET
                                           COST          GAINS         LOSSES          VALUE
                                      ---------     ----------     ----------          -----
US Treasury and
 other US government
 agency obligations ............        $79,106        $ 1,095        $    51        $80,150
State, county and
 municipal securities ..........            855             49              0            904
Mortgage backed
 securities ....................            716              0              3            713
Equity securities ..............          2,169              0              0          2,169
                                        -------        -------        -------        -------
 Total .........................        $82,846        $ 1,144        $    54        $83,936
                                        =======        =======        =======        =======


The following is a maturity schedule of investment securities at December 31, 1999 by contractual maturity, except for certain county and municipal securities which are recorded at pre-refunded date. Maturities may differ from scheduled maturities of mortgage backed securities because the mortgages underlying the securities may be called or prepaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary (In thousands):

                                           SECURITIES HELD            SECURITIES AVAILABLE
                                             TO MATURITY                     FOR SALE
                                      ------------------------      ------------------------
                                      AMORTIZED         MARKET      AMORTIZED         MARKET
                                           COST          VALUE           COST          VALUE
                                      ---------        -------      ---------        -------
Debt securities:
Due in one year
 or less .......................        $ 5,517        $ 5,552        $ 8,509        $ 8,498
Due after one year
 through five years ............         36,357         35,240         49,596         48,642
Due after five years
 through ten years .............         15,406         15,511
Due after ten years ............         11,271         10,581            444            440
                                        -------        -------        -------        -------
 Total debt securities .........         68,551         66,884         58,549         57,580
Mortgage backed
 securities ....................              0              0            436            430
Equity securities ..............              0              0          2,258          2,258
                                        -------        -------        -------        -------
 Total securities ..............        $68,551        $66,884        $61,243        $60,268
                                        =======        =======        =======        =======

Lexington State Bank owned stock in the Federal Home Loan Bank of Atlanta with book and market values of $2,257,500 and $2,168,900 at December 31, 1999 and 1998. This stock is included in equity securities and classified as available for sale.

A recap of the sales and maturities of held to maturity securities follows (In thousands):


                                                YEARS ENDED DECEMBER 31
                                          1999          1998            1997
                                         ------        -------         -------
Proceeds from sales and
 maturities .....................        $6,869        $20,005         $17,408
Gross realized gains ............             0              0               0
Gross realized losses ...........             0              0             (40)

In 1997, securities with sales proceeds of $1,953,881 and amortized cost of $1,993,581 resulted in a realized loss of $39,700 which is included in merger costs. Cost of the securities was determined using the specific identification method. The sales were necessary to maintain the Bank's existing interest rate risk at the merger of Lexington State Bank and Old North State Bank.

A recap of the sales and maturities of available for sale securities follows (In thousands):

                                                YEARS ENDED DECEMBER 31
                                          1999           1998            1997
                                         -------       -------         -------
Proceeds from sales and
 maturities .....................        $21,776       $32,311         $24,043
Gross realized gains ............              0             0              24
Gross realized losses ...........              0             0            (100)

In 1997, securities with sales proceeds of $9,322,882 and amortized cost of $9,398,958 resulted in a net realized loss of $76,076, of which $43,710 is included in merger costs. Cost of the securities was determined using the specific identification method.

Investment securities with amortized costs of $112,938,193 and $93,681,039 and market values of $110,432,006 and $95,860,966 as of December 31, 1999 and 1998,
respectively, were pledged to secure public deposits and for other purposes.

NOTE 4 - LOANS AND RESERVE FOR LOAN LOSSES

Loans are summarized as follows (In thousands):

                                                            DECEMBER 31
                                                       1999            1998
                                                     --------        --------
Commercial, financial, and agricultural .....        $153,252        $144,955
Real estate-construction ....................          28,130          19,131
Real estate-mortgage ........................         250,173         206,068
Installment loans to individuals ............          65,882          62,747
Lease financing .............................             820             978
Other .......................................           7,821           2,135
                                                     --------        --------
Total loans, net of unearned income .........        $506,078        $436,014
                                                     ========        ========

Nonperforming assets are summarized as follows (In thousands):

                                                             DECEMBER 31
                                                       1999            1998
                                                     --------        --------
Nonaccrual loans ............................        $     96        $      0
Restructured loans ..........................             137             232
Loans past due 90 days or more ..............             821             759
                                                     --------        --------
 Total nonperforming loans ..................           1,054             991
Foreclosed real estate ......................           1,036             921
                                                     --------        --------
 Total nonperforming assets .................        $  2,090        $  1,912
                                                     ========        ========

Impaired loans and related information are summarized in the following two tables (In thousands):

                                                     DECEMBER 31
                                          1999          1998            1997
                                         ------        -------        --------
Loans specifically identified
 as impaired ....................        $3,740        $ 4,174        $  2,570
                                         ======        =======        ========

 Allowance for loan losses
 associated with impaired loans .        $  586        $   620        $    329
                                         ======        =======        ========


                                                YEAR ENDED DECEMBER 31
                                          1999          1998            1997
                                         ------        -------        --------
Average balances of impaired
 loans for the years ............        $3,839        $ 3,644        $  2,702
                                         ======        =======        ========

Interest income recorded for
 impaired loans .................        $  356        $   362        $    283
                                         ======        =======        ========


An analysis of the changes in the reserve for loan losses follows (In thousands):

                                                  YEARS ENDED DECEMBER 31
                                          1999          1998            1997
                                         ------        -------        ------
Balances at beginning of years .......   $5,048        $4,601         $4,075
Provision for loan losses ............      780           770            785
Recoveries of amounts previously
 charged off .........................      166           128            592
Loans charged off ....................     (748)         (451)          (851)
                                         ------        ------         ------
Balances at end of years .............   $5,246        $5,048         $4,601
                                         ======        ======         ======


Bancshares' policy for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. Bancshares generally considers loans 90 days or more past due and all nonaccrual loans to be impaired.

At December 31, 1999, Bancshares had no significant commitments to loan additional funds to the borrowers of impaired loans.

NOTE 5 - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment (In thousands):

                                                            DECEMBER 31
                                                      1999             1998
                                                      ----             ----
Land ........................................        $  2,193        $  2,059
Buildings ...................................           8,330           8,222
Equipment ...................................           9,351           8,871
Other .......................................              14              14
Leasehold improvements ......................             696             696
                                                     --------        --------
Total costs .................................          20,584          19,862
Less, accumulated depreciation and
 amortization ...............................           9,369           8,334
                                                     --------        --------
 Total ......................................        $ 11,215        $ 11,528
                                                     ========        ========

NOTE 6 - TIME DEPOSITS AND SHORT-TERM BORROWED FUNDS

At December 31, 1999, the scheduled maturities of time deposits are as follows (In thousands):

                  YEAR                AMOUNT
                ----------          ---------
                  2000               $184,343
                  2001                 38,245
                  2002                  4,627
                  2003                     64
                  2004                      0
                Thereafter              6,261
                                     --------
                                     $233,540
                                     ========

Short-term borrowed funds outstanding consisted of securities sold under agreements to repurchase. These short-term borrowings by the Bank are collateralized by U.S. Treasury and other U.S. Government agency obligations with amortized cost of $13,622,551 and market value of $13,359,002 at December 31, 1999. The securities collateralizing the short-term borrowings have been delivered to a third party custodian for safekeeping. The following table presents certain information for securities sold under agreements to repurchase (In thousands):

                                               1999           1998             1997
                                              ------         -------         --------
Balance at December 31 ...............        $1,299         $ 5,537         $  8,263
Average daily balance outstanding
 during the year .....................         3,852           6,027            5,637
Average interest rate paid during
 the year ............................          4.01%           3.88%            4.15%

NOTE 7 - BORROWINGS

The Bank has established a secured credit availability with the Federal Home Loan Bank at fourteen percent of Lexington State Bank's total assets. The credit availability at year end was approximately $101,700,346. At December 31, 1999 and 1998 the outstanding balances under this arrangement were $45,150,000 and $28,841,667, respectively. For 1999 and 1998, the effective interest rates incurred were 5.66% and 5.51%, respectively.

Maturities are as follows (In thousands):

                  YEAR                AMOUNT
                  ----                -------
                  2000                $12,700
                  2001                  2,150
                  2002                  5,300
                  2003                 15,000
                  2004                  5,000
                Thereafter              5,000
                                      -------
                                      $45,150
                                      =======

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon or fully utilized, the total commitment amounts do not necessarily represent future cash requirements. Collateral, if deemed necessary, is determined on a case-by-case basis and is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. Unfunded commitments to extend credit were $68,879,000 at December 31, 1999.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates and may require payment of a fee. The credit risk involved is essentially the same as that involved in extending loan commitments to customers. The Bank's policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. Standby letters of credit were $3,149,000 at December 31, 1999.

The Bank and Peoples together grant commercial, installment and mortgage loans to customers throughout their service area. The Bank and Peoples have a diversified loan portfolio with no specific concentration of credit risk. The Bank does have a concentration of credit risk by maintaining cash balances with other banks which are $29,378,357 in excess of Federal Deposit Insurance limits and has federal funds sold of $17,270,000 at December 31, 1999.

Neither Bancshares nor any of its subsidiaries are involved in any legal proceedings that would have a material adverse effect on their financial condition or results of operations.

NOTE 9 - SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following is an analysis of items in other operating income and other operating expenses as shown on the Consolidated Statements of Income (In thousands):

                                                      Years Ended December 31
                                               1999           1998           1997
                                              ------        -------        --------
Other operating income:
 Bankcard income .....................        $1,197        $   878        $    559
 Fee income ..........................           802            724             576
 Financial services commissions ......           605            821             457
 Insurance commissions ...............           214            286             263
 Trust income ........................           532            499             443
 Other income ........................           393            333             387
                                              ------        -------        --------
                                              $3,743        $ 3,541        $  2,685
                                              ======        =======        ========
Other operating expenses:
 Advertising .........................        $  410        $   358        $    361
 Automated services ..................         1,449          1,459           1,326
 Bankcard expense ....................           975            703             447
 FDIC assessments ....................            66             61              61
 Legal and professional fees .........         1,138          1,034             727
 Postage .............................           547            496             462
 Stationery, printing and supplies ...           762            699             694
 Other expenses ......................         2,812          2,524           2,059
                                              ------        -------        --------
                                              $8,159        $ 7,334        $  6,137
                                              ======        =======        ========


NOTE 10 - INCOME TAXES

The components of income tax expense (benefits) are as follows (In thousands):

                                                     Years Ended December 31
                                               1999          1998             1997
                                               ----          ----             ----

Current ..............................        $3,941        $ 4,139        $  3,451
                                              ------        -------        --------
Deferred:
 Reserve for loan losses .............           224            209             279
 Depreciation ........................           (24)           (21)             35
 Pension .............................          (120)          (106)            (52)
 Deferred compensation ...............            88             15              99
 Net operating loss carry
  forwards ...........................             0            (59)           (192)
 Deferred income .....................          (200)          (240)           (331)
 Other ...............................            18             22              47
                                              ------        -------        --------
 Subtotal ............................           (14)          (180)           (115)
                                              ------        -------        --------
  Total ..............................        $3,927        $ 3,959        $  3,336
                                              ======        =======        ========

A reconciliation of the federal statutory tax rate to the effective federal tax rate follows:

                                               YEARS ENDED DECEMBER 31
                                         1999           1998            1997
                                         ----           ----            ----
Federal statutory tax rate .........    34.0%           34.0%           34.0%
Tax exempt interest income .........    (5.6)           (5.8)           (6.8)
Nonqualified options exercised .....    (1.9)             .0              .0
Disallowed interest expense ........      .7              .6              .7
Other ..............................     2.1             2.5             5.1
                                        ----            ----            ----
Effective federal tax rate .........    29.3%           31.3%           33.0%
                                        ====            ====            ====

The components of the net deferred tax asset follow (In thousands):

                                                     DECEMBER 31
                                               1999               1998
                                               ----               ----
Unrealized (gain) loss on securities
 available for sale ....................      $   379           $  (424)
Reserve for loan losses ................        1,870             1,646
Depreciation ...........................         (488)             (464)
Pension ................................         (312)             (193)
Deferred compensation ..................          545               457
Deferred income ........................         (942)             (744)
Other ..................................          135               119
                                              -------           -------
Subtotal ...............................        1,187               397
Valuation allowance ....................            0                 0
                                              -------           -------
 Total .................................      $ 1,187           $   397
                                              =======           =======

NOTE 11 - RELATED PARTY TRANSACTIONS

The Bank had loans outstanding to executive officers and Directors and their affiliated companies of approximately $4,315,000 and $7,024,000 at December 31, 1999 and 1998, respectively.

An analysis of the activity with respect to such aggregate loans to related parties is as follows (In thousands):

Balance at January 1, 1999 ...............  $ 7,024
New loans during the year ................    1,605
Repayments during the year ...............   (4,314)
                                            -------
Balance at December 31, 1999 .............  $ 4,315
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

The following table summarizes information about mortgage servicing rights (In thousands):

                                                  YEARS ENDED DECEMBER 31
                                            1999           1998           1997
                                            ----           ----           ----
Balances at beginning of years            $    305       $    195       $    102
Mortgage servicing rights originated           191            196            136
Amortization of rights                        (129)           (86)           (43)
                                          --------       --------       --------
Balances at end of years                  $    367       $    305       $    195
                                          ========       ========       ========

Total loans serviced at end of years      $ 79,414       $ 73,955       $ 65,552
                                          ========       ========       ========

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

Deposit Liabilities

   The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at December 31, 1999. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Commitments to Extend Credit and Standby Letters of Credit

   The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.

The estimated fair values of Bancshares' financial instruments are as follows (In thousands):

                                                                DECEMBER 31
                                                 1999                                1998
                                      CARRYING         ESTIMATED          CARRYING           ESTIMATED
                                       AMOUNT          FAIR VALUE          AMOUNT            FAIR VALUE
                                       ------          ----------          ------            ----------
Financial assets:
 Cash and short
 term investments ..........        $   75,768         $   75,768        $   83,749         $   83,749
Investment
  securities ...............           128,819            127,152           143,843            145,322
Loans ......................           506,078            497,490           436,014            428,335
 Less reserve for
  loan losses ..............            (5,246)                              (5,048)
                                    ----------                           ----------
  Net loans ................           500,832            497,490           430,966            428,335
Financial liabilities:
 Deposits ..................           605,422            607,313           567,327            569,064
 Securities sold under
  agreements to
  repurchase ...............             1,299              1,299             5,537              5,537
 Borrowings from
  Federal Home Loan
  Bank .....................            45,150             45,314            28,842             28,983
Unrecognized financial
 instruments:
 Commitments to
  extend credit ............                 0                  0                 0                  0
 Standby letters of
  credit ...................                 8                  8                 8                  8

NOTE 14 - BUSINESS COMBINATION

On August 11, 1997, LSB merged with Old North State Bank (ONSB), a full-service commercial bank based in Winston-Salem, North Carolina. The merger was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements reflect the accounts of ONSB for all periods presented. Based on an exchange ratio of .938 shares of Bancshares common stock for each outstanding share of ONSB common stock, Bancshares issued 1,507,045 shares of common stock. ONSB had total assets of $138,311,289 at the date of acquisition. The consolidated statement of income for the year ended December 31, 1997 includes $6,844,136 of total income, $3,406,287 of net interest income and $424,007 of net income related to the operations of ONSB prior to the date of merger.

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

Following are reconciliations of the pension benefit obligation and the value of plan assets for 1999 and 1998 (In thousands):


                                                     DECEMBER 31
                                                1999              1998
                                                ----              ----
Pension Benefit Obligation
--------------------------
Balance, beginning of year .............      $ 5,008           $ 4,618
Service cost ...........................          291               277
Interest cost ..........................          471               340
Benefits paid to participants ..........         (167)             (227)
                                              -------           -------
Balance, end of year ...................      $ 5,603           $ 5,008
                                              =======           =======

                                                1999              1998
                                                ----              ----
Plan Assets
-----------
Fair value, beginning of year ..........      $ 5,117           $ 4,356
Actual return on assets ................          527               472
Company contributions ..................          530               516
Benefits paid to participants ..........         (167)             (227)
                                              -------           -------
Fair value, end of year ................      $ 6,007           $ 5,117
                                              =======           =======

Net pension cost consisted of the following components (In thousands):

                                              YEARS ENDED DECEMBER 31
                                        1999            1998           1997
                                        ----            ----           ----
Service cost for benefits
 earned during the periods .........    $291            $277            $153
Interest cost on projected
 benefit obligation ................     376             340             300
Return on plan assets ..............    (405)           (346)           (288)
Amortization of
 unrecognized net assets ...........      (8)             (8)             (8)
Amortization of prior
 service cost ......................     (37)            (37)            (37)
Amortization of
 unrecognized loss .................      21              30              27
                                        ----            ----            ----
Net pension cost ...................    $238            $256            $147
                                        ====            ====            ====

The following table sets forth the funded status and amounts recognized for the defined benefit pension plan in the Consolidated Balance Sheets (In thousands):

                                                          DECEMBER 31
                                                    1999               1998
                                                    ----               ----
Actuarial present value of accumulated
 benefit obligation, including vested
 benefits of $3,963 in 1999, and $3,599
 in 1998 .......................................  $  4,102           $  3,705
                                                  ========           ========
Actuarial present value of projected
 benefit obligation for services
 rendered to date ..............................  $ (5,603)          $ (5,072)
Plan assets at fair market value, primarily
 U.S. government securities, listed
 securities and deposits in banks ..............     6,007              5,117
                                                  --------           --------
Plan assets in excess of projected benefit
 obligation ....................................       404                 45
Unrecognized net assets ........................       (15)               (23)
Unrecognized prior service cost ................      (135)              (209)
Unrecognized net loss ..........................       677                786
                                                  --------           --------
Prepaid pension cost ...........................  $    931           $    599
                                                  ========           ========

To determine the actuarial present value of the projected benefit obligation, a discount rate of 7.5% was used for 1999, 1998 and 1997. A rate of increase in future compensation levels of 5.5% was used for 1999, 1998 and 1997. The expected long-range rate of return on plan assets was 7.5% for each of the three years.

The Bank and its subsidiaries have an Employees' Savings Plus Plan covering substantially all employees with one year's service. Participating employees may contribute a percentage of their compensation to the Plan, with the Bank and its subsidiaries matching a portion of the employee contribution. Total expense under this Plan was $182,370, $173,661 and $152,326 for 1999, 1998 and
1997, respectively.

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

Net postretirement benefit cost consisted of the following components (In thousands):

                                               YEARS ENDED DECEMBER 31
                                        1999            1998            1997
                                        ----            ----            ----
Service cost .......................    $ 18            $ 24            $ 14
Interest cost ......................      42              48              45
Amortization of transition
 obligation over 20 years ..........      23              25              24
                                        ----            ----            ----
Net postretirement benefit
 cost ..............................    $ 83            $ 97            $ 83
                                        ====            ====            ====

The following table sets forth the status of the plan and amounts recognized for postretirement benefits in the Consolidated Balance Sheets (In thousands):

                                                      DECEMBER 31
                                                   1999        1998
                                                   ----        ----
Accumulated postretirement benefit
 obligation:
 Retirees......................................  $ (298)      $ (318)
 Currently eligible active plan participants...     (75)         (60)
 Other active plan participants................    (252)        (236)
                                                 ------       ------
 Total.........................................    (625)        (614)
 Unrecognized net loss.........................     239          138
 Unrecognized net transition obligation........     265          284
                                                 ------       ------
 Accrued postretirement benefit cost...........  $ (121)      $ (192)
                                                 ======       ======

The annual assumed rate of increase in health care costs for the plan is 9.0% and 10.0% for 1999 and 1998, respectively, and is assumed to decrease gradually to 4.5% in 2004 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation for the plan by $46,281 and $48,053 as of December 31, 1999 and 1998, respectively, and the aggregate of the service and interest cost of the net periodic postretirement benefit cost by $7,211 and $7,940, respectively. Decreasing the assumed health care cost trend rates by one percentage point would decrease the accumulated postretirement benefit obligation for the plan by $39,861 as of December 31, 1999 and the aggregate of the service and interest costs of the net periodic postretirement benefit cost by $8,126. The discount rate used in determining the accumulated postretirement benefit obligation was 8.0% for 1999 and 1998.

NOTE 16 - LEASES

The Bank is obligated under several lease agreements which expire in 2000 through 2010. The leased property is for land and building use. Rental payments under these leases amounted to $336,723, $333,650 and $331,379 for the years ended December 31, 1999, 1998 and 1997, respectively.

A summary of noncancelable lease commitments for the Bank follows (In thousands):

       YEARS ENDED DECEMBER 31        LEASE COMMITMENTS
       -----------------------        -----------------
                2000                         $ 333
                2001                           285
                2002                           236
                2003                           228
                2004                           218
              Thereafter                       986
                                            ------
                                            $2,286
                                            ======


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

During 1999 and 1998, the corporation repurchased 361,498 shares and 5,000 shares, respectively, of common stock pursuant to share repurchase authorizations by the Board of Directors for up to 600,000 shares of common stock.

A Shareholder Rights Plan was adopted by the corporation on February 10, 1998. Under this Plan, one right was issued for each share of common stock to shareholders of record on March 10, 1998. As long as the rights are attached to the common stock, each new share of common stock issued after this date will also have attached to it one right. Currently, the Rights are not exercisable but do trade automatically with the common stock shares. The rights will become exercisable (i) ten business days after a person or group acquires 20% or more of the corporation's shares; (ii) ten business days after a person or group announces an offer, the consummation of which would result in such person or group owning 20% or more of the shares; or (iii) ten business days after the Board of Directors declares a person or group to be an an adverse person (which may occur when a person or group owns 10% or more of the shares and the Board of Directors determines that such ownership may have a detrimental effect on the corporation). Any person who is a part of either of these three events will be known as an adverse person and all rights that are, or were, beneficially owned by the adverse person shall be null and void. After the rights become exercisable, each right may then be exercised to purchase .01 of a share of common stock at a purchase price per full share of $100. If an adverse person acquires 25% or more of the corporation's stock or the Board declares a person to be an adverse person, the rights holder will have the right to receive common stock having a value equal to two times the exercise price. If the corporation is acquired by another company at any time after a person or group has acquired 20% or more of the corporation's shares, the rights holder will have the right to buy a number of shares of common stock of the acquiring company having a market value of twice the exercise price of each right. The rights will expire on December 31, 2007, and may be redeemed by the corporation at any time prior to the acquisition by a person or group of 20% or more of the common stock at a price of $.01 per right.

At December 31, 1999, Bancshares had five stock based compensation plans, accounted for under Accounting Principles Board Opinion Number 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards Number 123, Bancshares' net income and earnings per share would have been reduced to the following pro forma amounts:

                                          YEARS ENDED DECEMBER 31
                                     1999           1998           1997
                                     ----           ----           ----
Net income       As reported      $   9,480      $   8,680      $   6,762
(In thousands)   Pro forma            9,249          8,190          6,479

Basic earnings   As reported           1.11           1.00            .78
per share        Pro forma             1.08            .94            .75

Diluted earnings As reported           1.09            .98            .77
per share        Pro forma             1.06            .92            .73

To determine the above pro forma amounts, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 3.00%, 2.54% and 2.40%; expected volatility of 13.11%, 56.60% and 62.30%; risk-free interest rates of 6.38%, 4.55% and 6.00%; and expected years until exercise of 5.72, 4.66 and 4.63.


Bancshares has a 1986 Qualified Incentive Stock Option Plan which could have granted 468,750 shares of common stock to its key employees. The exercise price of each option was the market price of Bancshares' common stock on the date of the grant. Options vest in equal annual installments on each of the next five anniversaries of the date of grant and expire ten years from date of grant. At December 31, 1999, no additional options were available for grant under the plan.

Bancshares has a 1989 Nonqualified Employee Stock Option Plan which could have granted 96,731 shares of common stock to key employees of a corporation acquired by Bancshares. The exercise price of each option was $7.75. All of the options are fully vested and expire ten years from the date of grant. At December 31, 1999, no additional options were available for grant under the plan.

Bancshares has a 1990 Qualified Incentive Stock Option Plan which could have granted 79,287 shares of common stock to key employees of a corporation acquired by Bancshares. The exercise price of each option was $4.65. All of the options are fully vested and expire ten years from the date of grant. At December 31, 1999, no additional options were available for grant under the plan.

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

At December 31, 1999, Bancshares had warrants outstanding to purchase 27,159 shares of its common stock. These warrants were issued to organizers and founders of a corporation acquired by Bancshares, are immediately exercisable at $7.75 per share, and expire on April 16, 2000.

The following table summarizes information about outstanding and exercisable stock options and warrants at December 31, 1999:

                               WEIGHTED   WEIGHTED                WEIGHTED
    RANGE OF                    AVERAGE    AVERAGE                 AVERAGE
    EXERCISE         NUMBER    REMAINING  EXERCISE     NUMBER     EXERCISE
     PRICES       OUTSTANDING     LIFE     PRICES   EXERCISABLE     PRICES
     ------       -----------     ----     ------   -----------     ------
$ 7.168-$ 7.752     84,022        1.58   $  7.412      84,022     $  7.412
  9.728-  9.728     56,779        3.36      9.728      56,779        9.728
 11.520- 12.160     63,435        4.89     11.577      50,929       11.591
 12.800- 12.800     59,997        4.36     12.800      59,997       12.800
 13.000- 15.400     99,310        6.25     14.143      53,990       13.993
 20.000- 20.000     64,375        8.72     20.000       8,125       20.000
 20.750- 22.500     60,625        7.75     20.985      18,625       21.513
                   -------                            -------
                   488,543                            332,467
                   =======                            =======

A summary of the status of Bancshares' stock based compensation plans and warrants as of December 31, 1999 and 1998 and changes during the years then ended is presented below:

                                   1999                1998
                            -----------------    -----------------
                                     WEIGHTED             WEIGHTED
                                     AVERAGE              AVERAGE
                                     EXERCISE             EXERCISE
                            SHARES     PRICE     SHARES     PRICE
                            ------     -----     ------     -----

Outstanding at beginning
 of year ...............    505,689     $ 12     507,296    $ 10
Granted ................     64,375       20      60,625      21
Exercised ..............    (81,521)       9     (62,232)      8
                            -------              -------
Outstanding at end
 of year ...............    488,543       14     505,689      12
                            =======              =======
Options exercisable
 at end of year ........    332,467       12     350,668      10
                            =======              =======

NOTE 18 - LSB BANCSHARES, INC. (PARENT COMPANY)

The parent company's condensed balance sheets as of December 31, 1999 and 1998, and the related condensed statements of income and cash flows for the years ended December 31, 1999, 1998 and 1997, are as follows (In thousands):

CONDENSED BALANCE SHEETS

                                                        DECEMBER 31
                                                     1999         1998
                                                    -------      -------
Assets:
 Cash ...........................................   $   525      $   443
 Investment in wholly-owned
  subsidiary ....................................    70,348       71,912
 Other assets ...................................     1,055          932
                                                    -------      -------
  Total assets ..................................   $71,928      $73,287
                                                    =======      =======
Liabilities and Shareholders' equity:
 Other liabilities ..............................   $   609      $   522
 Shareholders' equity ...........................    71,319       72,765
                                                    -------      -------
  Total liabilities and
   Shareholders' equity .........................   $71,928      $73,287
                                                    =======      =======

CONDENSED STATEMENTS OF INCOME

                                              YEARS ENDED DECEMBER 31
                                           1999          1998        1997
                                         --------       ------      ------
Dividends from subsidiary ............   $11,229       $3,672      $2,787
                                         -------       ------      ------
Operating expense ....................       185          169         131
                                         -------       ------      ------
Income before equity in
 earnings of subsidiary ..............    11,044        3,503       2,656
Equity in earnings
 of subsidiary .......................    (1,564)       5,177       4,106
                                         -------       ------      ------
Net income ...........................   $ 9,480       $8,680      $6,762
                                         =======       ======      ======


CONDENSED STATEMENTS OF CASH FLOWS

                                               YEARS ENDED DECEMBER 31
                                           1999           1998         1997
                                           ----           ----         ----

Cash Flow From Operating
 Activities:
Net income ........................      $  9,480       $ 8,680       $ 6,762
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Change in investment in wholly-
 owned subsidiary .................         1,564        (5,177)       (4,106)
                                         --------       -------       -------
Net cash provided by operating
 activities .......................        11,044         3,503         2,656
                                         --------       -------       -------
Cash Flow From Investing
 Activities:
Increase in other assets ..........          (123)         (126)         (112)
                                         --------       -------       -------
Cash Flow From Financing
 Activities:
Sale of capital stock .............           715           501           203
Dividends paid ....................        (4,775)       (3,676)       (2,712)
Common stock repurchased ..........        (6,866)          (93)            0
Increase in other liabilities .....            87            96            65
                                         --------       -------       -------
Net cash used by financing
 activities .......................       (10,839)       (3,172)       (2,444)
                                         --------       -------       -------
Increase in cash ..................            82           205           100
Cash at beginning of years ........           443           238           138
                                         --------       -------       -------
Cash at end of years ..............      $    525       $   443       $   238
                                         ========       =======       =======

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


LSB Bancshares, Inc.
January 31, 2000


INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Shareholders
LSB Bancshares, Inc.
Lexington, North Carolina

We have audited the accompanying consolidated balance sheets of LSB Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSB Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations, and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


Turlington and Company, L.L.P.
Lexington, North Carolina
January 31, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of February, 2000.


LSB BANCSHARES, INC.

Registrant

Robert F. Lowe
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 8, 2000 by the following persons in the capacities indicated:

Robert F. Lowe
Chairman, President and Chief Executive Officer

Monty J. Oliver
Secretary and Treasurer
Chief Financial Officer

A majority of the Directors of the registrant, whose names appear on page 42.


EXECUTIVE OFFICERS OF THE
REGISTRANT

Robert F. Lowe (57) Chairman, President and Chief Executive Officer and a Director of Bancshares and the Bank, joined the Bank in 1970 and was elected Vice President in 1973. He was elected Senior Vice President in 1980 and Executive Vice President of the Bank and Bancshares in 1982. In 1983, Mr. Lowe was elected a Director of Bancshares and the Bank. On January 1, 1984, he was elected President and Chief Executive Officer of Bancshares and the Bank, and on January 1, 1990, Mr. Lowe was elected Chairman of both Bancshares and the Bank. Mr. Lowe also serves as Chairman, President and a Director of Peoples Finance Company of Lexington, Inc., a subsidiary of the Bank and President and a Director of LSB Financial Services, Inc., a subsidiary of the Bank.

H. Franklin Sherron, Jr. (44), Vice President of Bancshares, joined the Bank in 1990 as Senior Vice President. He was elected Executive Vice President of the Bank in 1996. Mr. Sherron is also Vice President and a Director of Peoples Finance Company of Lexington, Inc., a subsidiary of the Bank, and Senior Vice President of LSB Financial Services, Inc., a subsidiary of the Bank.

Monty J. Oliver (58), Secretary and Treasurer of Bancshares, joined the Bank as Vice President in 1978. He was elected Cashier of the Bank in 1980; and in 1986, he was elected Senior Vice President of the Bank and in 1996 elected Executive Vice President. Mr. Oliver is also Secretary and a Director of Peoples Finance Company of Lexington, Inc., a subsidiary of the Bank, and Secretary and Assistant Treasurer of LSB Financial Services, Inc., a subsidiary of the Bank.

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

MICHAEL S. ALBERT                                            DAVID A. SMITH
President, CEO and Director of Billings Freight              Owner, Red Acres Dairy Farm
Systems, Inc.; Treasurer of Cargo Carriers, Inc.;
Vice President of Metro Motor Express, Inc.                  Robert B. Smith, Jr.
                                                             Attorney
PEGGY B. BARNHARDT
Retired since 1996; former Deputy Superintendent,            BURR W. SULLIVAN
Davidson County Schools                                      President, Dorsett Printing and Lithograph Corporation

LEONARD H. BECK                                              ROBERTS E. TIMBERLAKE
President, Green Printing Company; Director of the           Artist/Designer; Chairman, Bob Timberlake, Inc.
National Association of Printers and Lithographers
                                                             LLOYD G. WALTER, JR., FAIA
MARVIN D. GENTRY                                             LGW Consulting, PC, President
President and Chief Executive Officer, The New Fortis
Corporation, a wholly-owned subsidiary of K.                 JULIUS S. YOUNG, JR.
Hovnanian Enterprises                                        President, Jay Young Management, Inc

SAMUEL R. HARRIS, M.D.
Physician                                                    DIRECTORS EMERITI

WALTER A. HILL, SR.                                          MARGARET LEE W. CROWELL
President, Hill Oil Company, Inc.; Vice President and        A. LONNIE DAVIS
Secretary, NorthCo, Inc. (construction development)          CLIFFORD A. ERICKSON
                                                             RUSSELL J. GABRIELSON
SUE H. HUNTER                                                ARCHIE L. HODGES
President, Thomasville Emporium, Inc.;                       L. ARDELL LANIER
Vice President, Sidestreet Cafe, Inc.; former Davidson       DOTHAN D. REECE
County Commissioner & Vice Chairperson                       L. KLYNT RIPPLE
                                                             ARCHIE M. SINK
ROBERT F. LOWE                                               J. SMITH YOUNG
Chairman, President and CEO of Bancshares, the
Bank and Peoples Finance Company of Lexington,
Inc., a subsidiary of the Bank; President and a
director of LSB Financial Services, Inc., a subsidiary
of the Bank


ADVISORY BOARD MEMBERS OF LEXINGTON STATE BANK

FORSYTH COUNTY                              NORTH DAVIDSON                                 PATSY R. MABE
--------------                              --------------                                 Former Danbury Banker

ANN B. ADAMS                                JUDY Z. BUTLER                                 HERSCHEL A. REDDING
President, The Golden Apple, Inc.           Manager & Hygienist, Wallace B. Butler, DDS    President, Redding Construction
                                            Director, Lexington Memorial Hospital          Services, LLC
J. DAVID BRANCH, M.D.                       Foundation
Opthalmologist                                                                             RICHARD E. STOVER
                                            JUDY H. HARTMAN                                Attorney, Stover Cromer & Bennett
ROBERT C. CLARK                             Developer; Corporate Secretary, Forsyth Water
President, Fiber & Textile Services, Inc.   and Sewer Construction, Inc.                   JOHN F. WATTS
                                                                                           Owner, Watts Realty, Inc.
NICHOLAS A. DAVES                           THOM C. HEGE
Senior Vice President & Area Executive-     Owner, Robana Farms                            JOHN H. WATTS
Forsyth & Stokes Counties, Lexington                                                       Retired General Superintendent,
State Bank                                  BARBARA B. LEONARD, ED.D                       A. Watts, Inc. (general contractor)
                                            Associate Professor, High Point University
EUNICE M. DUDLEY                            Vice Chairman of Trustees, Davidson County     THOMASVILLE
Chief Financial Officer, Dudley             Community College                              -----------
Products, Inc.
                                            PATRICIA S. PATTERSON                          RICK T. BATTEN
DAVID W. GOOGE                              Secretary-Treasurer, Patterson Textiles        President, Black Lumber Company
Owner, Googe Financial Services
                                            A. N. SMITH                                    HOLLIS S. BLAIR
GLEN D. HART                                Owner, A. N. Smith and Sons Building Company   President, Elliot Florist &
Owner, Hart Properties                                                                     Greenhouse, Inc.
                                            HERBERT A. SNYDER
DONALD G. HAVER                             Owner, Snyder's Fuel Oil Service; Part-Owner,  JOE W. CARROLL
Retired Vice President-Community Affairs,   Snyder, Snyder and Associates                  Senior Vice President & City Executive-
R. J. Reynolds Tobacco Company                                                             Thomasville, Lexington State Bank
                                            GREGORY S. THEILER
LEWIS E. HUBBARD, SR.                       President, DCH Construction Company, Inc.      JOSEPH R. HEDGPETH, M.D.
President, Hubbard Realty of                                                               Physician, Thomasville Ob-Gyn
Winston-Salem, Inc.                         STOKES COUNTY                                  Associates, P. A.
                                            -------------
CALVERT B. JEFFERS, JR., DVM                                                               JAMES E. HUNTER, M.D.
Veterinarian, Boulevard Animal Hospital     JAMES R. BURROW                                Physician, Thomasville Medical
                                            Retired-Owner, James R. Burrow Surveying and   Associates, Inc.
SANDRA K. MITCHELL                          Mapping Company
President, Utility Auditing, Inc.                                                          HUBERT M. LEONARD
                                            LEWIS N. CARROLL                               Major General, U.S. Army (Retired)
DALE R. PINILIS                             Owner, Carroll Signs & Advertising
President, Winston-Salem Speedway, Inc.                                                    KEVIN C. YATES
                                            W. FRANK FOWLER, DDS                           President, Carolina Veneer  of
ROBERT S. SIMON                             Retired Dentist                                Thomasville, Inc.
President, Windsor Jewelers, Inc.
                                            EUGENE A. LYONS
 B. H. WILLIAMS                             Retired Principal, North Stokes H.S.;
 President, Mari-Lu Enterprises, Inc.       Stokes County Commissioner






OFFICERS OF LSB BANCSHARES, INC.

ROBERT F. LOWE                    H. FRANKLIN SHERRON, JR.        MONTY J. OLIVER             ROBIN A. HUNEYCUTT
Chairman, President & Chief       Vice President                  Secretary & Treasurer       Assistant Secretary
Executive Officer


OFFICERS OF LEXINGTON STATE BANK

ROBERT F. LOWE
Chairman, President & Chief
Executive Officer

H. FRANKLIN SHERRON, JR.
Executive Vice President

MONTY J. OLIVER
Executive Vice President & Cashier


                                    [PHOTO]

CRAIG L. CALL                            DONNA G. HENCH                          DEBBIE C. FANARY           B. EUGENE KLUMP
Senior Vice President, Corporate         Vice President & Auditor                Assistant Vice President,  Banking Officer
Accounting                                                                       Mortgage Loans
                                         BRENDA M. HOUSER                                                   MARTHA Y. LEONARD
TED A. CARTER                            Vice President & Trust Officer          JEAN P. GOOCH              Banking Officer
Senior Vice President, Mortgage Loans                                            Assistant Vice President,
                                         P. WAYNE KIMBRELL, JR.                  Corporate Accounting       TRACY M. LEONARD
RONALD E. COLEMAN                        Vice President, Revolving &                                        Banking Officer
Senior Vice President, Commercial Loans   Consumer Credit                        R. CARLTON JONES, JR.
                                                                                 Assistant Vice President,  SALLY C. THOMASON
R. CLARK DILLON                          PAMELA S. LAWSON                        Commercial Loans           Banking Officer
Senior Vice President & Trust Officer    Vice President & Assistant Auditor
                                                                                 SHERRILL B. JONES          RODNEY E. WALSER
ROBIN A. HUNEYCUTT                       KATHRYN C. OAKLEY                       Assistant Vice President,  Banking Officer
Senior Vice President & Secretary        Vice President, Human Resources         Operations
                                                                                                            CATHY F. WILKERSON
CHARLES N. REYNOLDS                      W. EARL SNIPES                          BARBARA C. KESLER          Banking Officer,
Senior Vice President, Credit            Vice President, Commercial Loans        Assistant Vice President,  Branch Operations
Administration                                                                   Branch Operations
                                         JOSEPH T. WALLACE                                                  TENA C. YOUNTZ
KATHY V. RICHARDSON                      Vice President & Security,Compliance    REBECCA JO PEOPLES         Banking Officer
Senior Vice President, Branch            & CRA Officer                           Assistant Vice President
Administration                                                                   & Assistant Branch         DOLORES DEMSER
                                         STEPHEN V. WEEKS                        Administrator              Assistant Trust Officer
D. GERALD SINK                           Vice President, Consumer Loans
Senior Vice President, Operations                                                SHIRLEY V. PUTNAM          KATHY L. JOHNSON
                                         JACQUES S. YOUNGBLOOD                   Assistant Vice President,  Assistant Secretary
RONALD W. SINK                           Vice President, Information Systems     Mortgage Operations
Senior Vice President, Human Resources                                                                      TEDDY L. JONES
                                         JACQUELINE K. AURICH                    LEWIS N. TERRELL           Assistant Secretary
KEARNEY H. ANDREWS                       Assistant Vice President, Marketing     Assistant Vice President
Vice President, Marketing                                                                                   TAMMY L. LEMLY
                                         THOMAS J. BEIGHLEY                      KIMBERLY M. WEHRLE         Bank Card Officer
H. KENT BECK                             Assistant Vice President, & Assistant   Assistant Vice President
Vice President, Mortgage Loans           Auditor                                 & Assistant Secretary      CATHY B. MARION
                                                                                                            Assistant Compliance
CORETTA J. BIGELOW                       JOHN R. CRANOR                          ALICE C. CARTRETTE         Officer & Assistant
Vice President, Credit Administration    Assistant Vice President, Information   Banking Officer            Security Officer
                                         Systems
LYNN B. COLLINS                                                                  ROBIN B. CECIL
Vice President, Operations                                                       Banking Officer

                                                                                 DORIS M. GRIFFIN
                                                                                 Banking Officer

                                                                                 GERALDINE J. HAND
                                                                                 Banking Officer



OFFICES OF LEXINGTON STATE BANK AND SUBSIDIARIES

DAVIDSON COUNTY             TALBERT BOULEVARD                  WEST SIDE OFFICE                    BETTY R. HARTMAN
---------------             OFFICE                             SHEILA S. DANIELS                   Assistant Vice President
ARCADIA OFFICE              REBEKAH C. TUCKER                  Banking Officer
JANET B. YATES              Assistant Vice President                                               STOKES COUNTY
Assistant Vice President                                       FORSYTH COUNTY                      --------------
                            THOMASVILLE                        --------------                      DANBURY OFFICE
SHARON C. PIERCE            NATIONAL HIGHWAY OFFICE            KERNERSVILLE OFFICE                 BRENDA O. MCDANIEL
Branch Officer                                                 DEBORAH S. COOK                     Banking Officer
                            JOE W. CARROLL                     Vice President
CENTER STREET OFFICE        Senior Vice President & City                                           KING OFFICE
TERESA A. GREGG             Executive, Thomasville Offices     RURAL HALL OFFICE                   R. STANLEY SOUTHERN
Banking Officer                                                LOLA R. FRY                         Vice President & City Executive
                            ROY A. HYDE                        Assistant Vice President
LEXINGTON LOAN CENTER       Vice President                                                         KENT L. TEAGUE
JIM D. THOMASON                                                ROBIN S. THOMAS                     Vice President, Commercial Loans
Vice President              JOYCE A. OVERSTREET                Assistant Branch Officer
                            Banking Officer, Mortgage Loans                                        WADE N. GENTRY
TAMARA M. HUNT                                                 WALKERTOWN OFFICE                   Assistant Vice President
Assistant Secretary         THOMASVILLE                        PAMELA B. TUTTLE
                            PIEDMONT RETIREMENT                Assistant Vice President            CARLA W. HOOKER
MIDWAY OFFICE               CENTER OFFICE                                                          Assistant Vice President
EDWARD A. POTTS, JR.        DAVIDA L. BECK                     WINSTON-SALEM
Vice President,             Office Manager                     SHERWOOD PLAZA OFFICE               ARTHUR A. SMITH
Mortgage Loans                                                 LINDA H. MAYNARD                    Assistant Vice President
                            THOMASVILLE                        Assistant Vice President
JAMES J. TOBIN              RANDOLPH STREET OFFICE                                                 LSB FINANCIAL
Vice President,             DEREK L. CHURCH                    WINSTON-SALEM                       SERVICES, INC.
Commercial Loans            Vice President, Commercial Loans   STRATFORD ROAD OFFICE               --------------
                                                               NICHOLAS A. DAVES                   PATRICIA A. ROZANSKI
WENDY L. NORRIS             DAREN C. FULLER                    Senior Vice President & Area        Vice President & Program Manager
Assistant Vice President    Assistant Vice President           Executive, Forsyth & Stokes
                                                               Counties                            PEOPLES FINANCE COMPANY
PENNY S. EVERHART           WALLBURG OFFICE                                                        OF LEXINGTON, INC.
Banking Officer             THOMAS B. PHELPS                   SUZANNE J. BULLOTTA                 ------------------
                            Assistant Vice President           Senior Vice President,              KEITH O. FRAZIER
NORTH LEXINGTON OFFICE                                         Commercial Loans                    Vice President,
PATTIE S. BAYLIFF           ANN B. WARREN
Banking Officer             Assistant Branch Officer           DENICE C. ALLEN                     DANNY G. SPURRIER
                                                               Vice President, Commercial Loans    Branch Officer
SOUTH LEXINGTON OFFICE      WELCOME OFFICE
NANCY S. SEAFORD            MARY SUE STALLINGS                 E. WARREN MACKINSTRY
Assistant Vice President    Vice President                     Vice President, Commercial Loans

RANDALL C. BULLIN           RUBY D. MORRIS                     VWANDA S. MERSCHEL
Assistant Branch Officer,   Consumer Loan Officer              Vice President & Assistant Secretary
Mortgage Loans
                            DEBBIE W. OVERBY                   MAURICE W. CHILTON
SOUTH MAIN                  Assistant Branch Officer,          Assistant Vice President,
STREET OFFICE               Mortgage Loans                     Mortgage Loans
JOANN C. ORRELL
Office Manager

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


TRANSFER AGENT AND REGISTRAR

EquiServe Trust Company, N.A.
P.O. Box 8218
Boston, MA  02266-8218
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


EQUAL OPPORTUNITY EMPLOYER

LSB Banchshares, Inc. is an equal opportunity employer. All matters regarding recruiting, hiring, training, compensation, benefits, promotions, transfers and all other personnel policies will remain free from discriminatory practices.


STOCK AND DIVIDEND INFORMATION

LSB Bancshares, Inc.'s common stock is traded on the NASDAQ National Market under the symbol LXBK. The following table shows the high, low and closing sales prices reported on the NASDAQ National Market and cash dividends declared per share for the indicated periods.


                                                    Prices                      Cash
                                    -----------------------------------    Dividends
1999                                    High           Low        Close     Declared
------------------------------------------------------------------------------------
First Quarter.....................    $20.00        $18.25       $19.25          .14

Second Quarter ...................     20.00         18.50        19.00          .14

Third Quarter ....................     19.63         17.50        18.00          .14

Fourth Quarter ...................     19.25         15.75        15.75          .14

1998
------------------------------------------------------------------------------------
First Quarter ....................    $24.40        $19.20       $22.00          .10

Second Quarter ...................     22.75         19.50        19.50          .10

Third Quarter ....................     20.75         15.50        17.00          .10

Fourth Quarter ...................     19.50         15.62        19.25          .12

The following firms make a market in LSB Bancshares' common stock:

Robinson Humphrey Co., Inc.

Wachovia Securities

Spear, Leeds & Kellogg

Scott & Stringfellow, Inc.

Morgan Keegan & Co., Inc.

Moors & Cabot, Inc.

Knight Securities L.P.

Mayer & Schweitzer, Inc.

Legg Mason Wood Walker, Inc.


ANNUAL MEETING

The Annual Meeting of Shareholders of LSB Bancshares, Inc. will be held at 10:00 a.m., Wednesday, April 19, 2000 at One LSB Plaza, 5th floor, Lexington. There will be a luncheon following the meeting at 12:30 p.m. at the J. Smith Young YMCA located at 119 West Third Avenue, Lexington. All shareholders are cordially invited to attend.


ANNUAL DISCLOSURE STATEMENT

This statement has not been reviewed for accuracy or relevance by the Federal Deposit Insurance Corporation.

LSB BANCSHARES, INC. &
LSB CORPORATE OFFICE:

One LSB Plaza/38 West First Avenue
P.O. Box 867
Lexington, NC 27293-0867
336/248-6500
www.lsbnc.com


LSB OFFICES & SUBSIDIARIES:

DAVIDSON COUNTY...

ARCADIA*
3500 Old Salisbury Road

CENTER STREET*
27 West Center Street

LEXINGTON LOAN CENTER
300 East Center Street

MIDWAY*
11492 Old U.S. Highway 52

NATIONAL HIGHWAY*
724 National Highway, Thomasville

NORTH LEXINGTON
1109 Winston Road

PIEDMONT RETIREMENT CENTER
100 Hedrick Drive, Thomasville

RANDOLPH STREET*
941 Randolph Street, Thomasville

SOUTH LEXINGTON*
926 Cotton Grove Road

SOUTH MAIN STREET
701 South Main Street

TALBERT BOULEVARD*
285 Talbert Boulevard

WALLBURG*
10335 North N.C. Highway 109

WELCOME*
6123 Old U.S. Highway 52

WEST SIDE
60 New U.S. Highway 64 West

FORSYTH COUNTY...

KERNERSVILLE*
131 East Mountain Street

RURAL HALL*
8055 Broad Street

SHERWOOD PLAZA*
3384 Robinhood Road, Winston-Salem

STRATFORD ROAD*
161 S. Stratford Road, Winston-Salem

WALKERTOWN*
3000 Old Hollow Road

STOKES COUNTY...

DANBURY*
Highways 8 & 89, Old Walnut Cove Road

KING*
647 S. Main Street

*ATM available at this location.

LSB FINANCIAL SERVICES
29 West Center Street

PEOPLES FINANCE COMPANY
203 E. Center Street

LSB-AR-2000

Pursuant to the requirements of Section 13 or 15d(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 LSB BANCSHARES, INC.


Date: February 8, 2000                      By  /s/ ROBERT F. LOWE
                                                ---------------------------
                                                 Robert F. Lowe, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                       CAPACITY                         DATE
/s/ ROBERT F. LOWE
-------------------------,     President and Director           February 8, 2000
Robert F. Lowe                 (Principal Executive Officer)

/s/ MONTY J. OLIVER
-------------------------,     Secretary and Treasurer          February 8, 2000
Monty J. Oliver                (Principal Financial Officer)

/s/ MICHAEL S. ALBERT
-------------------------,     Director                         February 8, 2000
Michael S. Albert

/s/ PEGGY B. BARNHARDT
-------------------------,     Director                         February 8, 2000
Peggy B. Barnhardt

/s/ LEONARD H. BECK
-------------------------,     Director                         February 8, 2000
Leonard H. Beck

/s/ MARVIN D. GENTRY
-------------------------,     Director                         February 8, 2000
Marvin D. Gentry

/s/ SAMUEL R. HARRIS
-------------------------,     Director                         February 8, 2000
Samuel R. Harris

/s/ WALTER A. HILL, SR.
-------------------------,     Director                         February 8, 2000
Walter A. Hill, Sr.

/s/ SUE H. HUNTER
-------------------------,     Director                         February 8, 2000
Sue H. Hunter

/s/ DAVID A. SMITH
-------------------------,     Director                         February 8, 2000
David A. Smith

/s/ ROBERT B. SMITH, JR.
-------------------------,     Director                         February 8, 2000
Robert B. Smith, Jr.

/s/ BURR W. SULLIVAN
-------------------------,     Director                         February 8, 2000
Burr W. Sullivan

/s/ ROBERTS E. TIMBERLAKE
-------------------------,     Director                         February 8, 2000
Roberts E. Timberlake

/s/ LLOYD G. WALTER, JR.
-------------------------,     Director                         February 8, 2000
Lloyd G. Walter, Jr.


/s/ JULIUS S. YOUNG, JR.
-------------------------,     Director                         February 8, 2000
Julius S. Young, Jr.