Form 10-Q
period 2000-03-31
LSB BANCSHARES INC /NC/
filed 2000-05-09
CIK 714530

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2000

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

         The number of shares outstanding as of March 31, 2000 was 8,453,703.

                              LSB BANCSHARES, INC.

                                    FORM 10-Q

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         March 31, 2000 and 1999, December 31, 1999

         Consolidated Statements of Income
         Three Months Ended March 31, 2000 and 1999

         Consolidated Statements of Changes in Shareholders' Equity Three Months Ended March 31, 2000 and 1999

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2000 and 1999

         Notes to Consolidated Financial Statements
         Three Months Ended March 31, 2000 and 1999

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

LSB Bancshares, Inc.
Consolidated Balance Sheets
(In Thousands)


                                                             March 31      December 31       March 31
                                                               2000           1999             1999
                                                            ---------       ---------       ---------
ASSETS
Cash and Due From Banks                                     $  30,075       $  33,971       $  27,470
Interest-Bearing Bank Balances                                  5,326          14,527          12,820
Federal Funds Sold and Securities Purchased
     Under Resale Agreements                                   43,925          27,270          49,730
Investment Securities:
     Held to Maturity, MV $77,123, $66,884 and $59,782         78,943          68,551          58,937
     Available for Sale, at Market Value                       80,643          60,268          70,825
Loans                                                         522,299         506,078         451,411
Less, Reserve for Loan Losses                                  (5,369)         (5,246)         (5,174)
                                                            ---------       ---------       ---------
        Net Loans                                             516,930         500,832         446,237
Premises and Equipment                                         11,134          11,215          11,494
Other Assets                                                   10,855          10,194           9,680
                                                            ---------       ---------       ---------
        TOTAL ASSETS                                        $ 777,831       $ 726,828       $ 687,193
                                                            =========       =========       =========


LIABILITIES
Deposits
     Demand                                                 $  74,734       $  73,916       $  68,961
     Savings, NOW and Money Market Accounts                   320,848         297,966         287,091
     Certificates of Deposit of less than $100,000            182,317         172,453         162,421
     Certificates of Deposit of $100,000 or more               54,702          61,087          59,771
                                                            ---------       ---------       ---------
        Total Deposits                                        632,601         605,422         578,244
Securities Sold Under Agreements to Repurchase                 26,125           1,299           5,293
Borrowings from the Federal Home Loan Bank                     42,500          45,150          26,867
Other Liabilities                                               5,590           4,233           4,804
                                                            ---------       ---------       ---------
        TOTAL LIABILITIES                                     706,816         656,104         615,208
                                                            ---------       ---------       ---------
SHAREHOLDERS' EQUITY
Preferred Stock, Par Value $.01 Per Share:
     Authorized 10,000,000 shares; none issued                      0               0               0
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,453,703 Shares
in 2000 and 8,442,918 and 8,618,374 shares in 1999             42,269          42,215          43,092
Paid-In Capital                                                10,080          10,151          13,318
Common Stock Acquired for
     Directors' Deferred Plan                                    (776)              0               0
Retained Earnings                                              20,173          18,953          15,298
Accumulated Other Comprehensive Income                           (731)           (595)            277
                                                            ---------       ---------       ---------
        TOTAL SHAREHOLDERS' EQUITY                             71,015          70,724          71,985
                                                            ---------       ---------       ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 777,831       $ 726,828       $ 687,193
                                                            =========       =========       =========

Memorandum:  Standby Letters of Credit                      $   2,915       $   3,129       $   3,140

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of Income
(In Thousands except Share Data)

                                                             Three Months Ended
                                                                  March 31
                                                         --------------------------
                                                            2000             1999
                                                         ----------      ----------
Interest Income
     Interest and Fees on Loans                          $   11,525      $    9,951
     Interest on Investment Securities:
        Taxable                                               1,428           1,414
        Tax Exempt                                              462             480
     Interest-Bearing Bank Balances                             222             172
     Federal Funds Sold and Securities
        Purchased Under Resale Agreements                       491             515
                                                         ----------      ----------
        Total Interest Income                                14,128          12,532
                                                         ----------      ----------

Interest Expense
     Deposits                                                 5,726           4,862
     Securities Sold Under Agreements to Repurchase              78              45
     Borrowings from the Federal Home Loan Bank                 631             414
                                                         ----------      ----------
        Total Interest Expense                                6,435           5,321
                                                         ----------      ----------

Net Interest Income                                           7,693           7,211
     Provision for Loan Losses                                  195             165
                                                         ----------      ----------
     Net Interest Income After Provision
     for Loan Losses                                          7,498           7,046
                                                         ----------      ----------

Noninterest Income
     Service Charges on Deposit Accounts                        845             741
     Gains on Sales of Mortgages                                 19             110
     Other Operating Income                                   1,098             880
                                                         ----------      ----------
        Total Noninterest Income                              1,962           1,731
                                                         ----------      ----------

Noninterest Expense
     Personnel Expense                                        3,395           3,042
     Occupancy Expense                                          326             318
     Equipment Depreciation and Maintenance                     351             305
     Other Operating Expense                                  1,958           1,842
                                                         ----------      ----------
        Total Noninterest Expense                             6,030           5,507
                                                         ----------      ----------
     Income Before Income Taxes                               3,430           3,270
     Income Taxes                                             1,027           1,012
                                                         ----------      ----------
Net Income                                               $    2,403      $    2,258
                                                         ==========      ==========

Earnings Per Share:
     Basic                                               $     0.28      $     0.26
     Diluted                                                   0.28            0.26

Weighted Average Shares Outstanding
     Basic                                                8,456,601       8,644,244
     Diluted                                              8,547,048       8,808,468

Cash Dividends Declared per Share                        $     0.14      $     0.14


Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of
Changes in Shareholders' Equity
(In Thousands)

                                                                                            Accumulated
                                                                 Common                        Other             Total
                                        Common      Paid-In      Stock        Retained     Comprehensive     Shareholders'
                                         Stock      Capital     Acquired      Earnings         Income            Equity
                                     ----------------------------------------------------------------------------------------

Balances at December 31, 1998        $   43,614 $     14,903              $       14,248 $            665 $           73,430
Net Income                                                                         2,258                               2,258
Change in unrealized loss on
    securities available for sale,
    net of deferred income taxes                                                                     (388)              (388)
                                                                                                            -----------------
        Comprehensive income                                                                                           1,870
Cash dividends declared on
    common stock                                                                  (1,208)                             (1,208)
Common stock issued for stock
    options exercised                        56           45                                                             101
Common stock acquired                      (578)      (1,630)                                                         (2,208)
                                     ----------------------------------------------------------------------------------------
Balances at March 31, 1999           $   43,092 $     13,318              $       15,298 $            277 $           71,985
                                     ========================================================================================

Balances at December 31, 1999        $   42,215 $     10,151              $       18,953 $           (595)$           70,724
Net Income                                                                         2,403                               2,403
Change in unrealized loss on
    securities available for sale,
    net of deferred income taxes                                                                     (136)              (136)
                                                                                                            -----------------
        Comprehensive income                                                                                           2,267
Common Stock Acquired for
  Directors' Deferred Plan                                   $       (776)                                              (776)
Cash dividends declared on
    common stock                                                                  (1,183)                             (1,183)
Common stock issued for stock
    options exercised                       132           84                                                             216
Common stock acquired                       (78)        (155)                                                           (234)
                                     ----------------------------------------------------------------------------------------
Balances at March 31, 2000           $   42,269 $     10,080 $       (776)$       20,173 $           (731)$           71,015
                                     ========================================================================================


Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of Cash Flow
(In Thousands)

                                                             Three Months Ended March 31
                                                             ---------------------------
                                                                 2000           1999
                                                               --------       --------
Cash Flow from Operating Activities
Net Income                                                     $  2,403       $  2,258
Adjustments to reconcile net income to net cash:
  Depreciation and amortization                                     336            321
  Securities premium amortization and
    discount accretion, net                                           1              9
  (Increase) decrease in loans held for sale                      1,285           (283)
  Deferred income taxes                                             (24)           172
  Income taxes payable                                            1,054            845
  (Increase) decrease in income earned but not received            (799)          (238)
  Increase (decrease) in interest accrued but not paid              310             (7)
  Provision for loan losses                                         195            165
  Gain on sale of premise and equipment                              (1)           (16)
                                                               --------       --------
     Net Cash provided by operating activities                    4,760          3,226
                                                               --------       --------

Cash Flow From Investing Activities
Purchases of securities held to maturity                        (11,134)        (3,595)
Proceeds from maturities of securities held to maturity             750          4,563
Proceeds from sales of securities held to maturity                    0              0
Purchases of securities available for sale                      (22,257)             0
Proceeds from maturities of securities available for sale         1,650         12,467
Proceeds from sales of securities available for sale                  0              0
Net (increase) decrease in loans made to customers              (17,578)       (15,153)
Purchases of premises and equipment                                (256)          (308)
Proceeds from sale of premises and equipment                          3             36
Net (increase) decrease in federal funds sold
  and securities purchased under resale agreements              (16,655)        (9,135)
(Increase) decrease in other assets                                 224           (446)
                                                               --------       --------
  Net cash used by investing activities                         (65,253)       (11,571)
                                                               --------       --------

Cash Flow from Financing Activities
Net increase (decrease) in demand deposits,
NOW, money market and savings accounts                           23,700         (3,130)
Net increase (decrease) in time deposits                          3,479         14,048
Net increase (decrease) in securities
  sold under agreements to repurchase                            24,826           (244)
Proceeds from issuance of long term debt                              0         10,000
Payments on long term debt                                       (2,650)       (11,975)
Dividends Paid                                                   (1,184)        (1,207)
Net increase (decrease) in other liabilities                         18             96
Proceeds from issuance of common stock                              216            101
Common stock repurchased                                           (233)        (2,208)
Common stock acquired for Directors' Deferred Plan                 (776)
                                                               --------       --------
  Net cash provided by financing activities                      47,396          5,481
                                                               --------       --------

Increase (decrease) in cash and cash equivalents                (13,097)        (2,864)
Cash and cash equivalents at the beginning of the period         48,498         43,154
                                                               --------       --------
Cash and cash equivalents at the end of the period             $ 35,401       $ 40,290
                                                               ========       ========

Supplemental Disclosures of Cash Flow Information
  Cash paid during the years for:
    Interest                                               $ 6,125       $ 5,328
    Income Taxes                                                (3)           (2)

Supplemental Disclosures of Noncash Transactions
  Transfer of loans to other real estate owned             $     0       $   160
  Unrealized losses on securities available for sale:
    Change in securities available for sale                   (223)         (637)
    Change in deferred income taxes                             87           248
    Change in shareholders' equity                            (136)         (389)

Notes to consolidated financial statements are an integral part hereof.

                              LSB Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                   Three Months Ended March 31, 2000 and 1999

NOTE 1.   BASIS OF PRESENTATION

         The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The accompanying unaudited Consolidated Financial Statements include the accounts of LSB Bancshares, Inc., (the Corporation) and its wholly owned subsidiary, Lexington State Bank (the Bank) and the Bank's wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. and LSB Financial Services, Inc.

         For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2.  INVESTMENT SECURITIES

         The valuations of investment securities as of March 31, 2000 and December 31, 1999 were as follows (in thousands):

                                                          March 31, 2000
                                                                                    Approximate
                                             Amortized   Unrealized   Unrealized       Market
                                                Cost        Gains       Losses         Value
                                             ---------   ----------   ----------    -----------

Securities held to maturity:
U.S. Treasury and other U.S.
     government agency obligations            $43,886      $     2      $ 1,479      $42,409
State, county and municipal securities         35,057          354          697       34,714
                                              -------      -------      -------      -------
     Total securities held to maturity        $78,943      $   356      $ 2,176      $77,123
                                              =======      =======      =======      =======

                                                                                    Approximate
                                             Amortized   Unrealized   Unrealized       Market
                                                Cost        Gains       Losses         Value
                                             ---------   ----------   ----------    -----------

Securities available for sale:
U.S. Treasury and other U.S.
     government agency obligations            $78,510      $     6      $ 1,204      $77,312
State, county and municipal securities            853            1            0          854
Federal Home Loan Bank stock                    2,477            0            0        2,477
                                              -------      -------      -------      -------
     Total securities available for sale      $81,840      $     7      $ 1,204      $80,643
                                              =======      =======      =======      =======

                                                           December 31, 1999
                                                                                   Approximate
                                            Amortized   Unrealized   Unrealized       Market
                                               Cost        Gains       Losses         Value
                                            ---------   ----------   ----------    -----------
Securities held to maturity:
U.S. Treasury and other U.S.
    government agency obligations            $34,556      $     4      $ 1,306      $33,254
State, county and municipal securities        33,995          429          794       33,630
                                             -------      -------      -------      -------
    Total securities held to maturity        $68,551      $   433      $ 2,100      $66,884
                                             =======      =======      =======      =======

                                                                                   Approximate
                                            Amortized   Unrealized   Unrealized       Market
                                               Cost        Gains       Losses         Value
                                            ---------   ----------   ----------    -----------

Securities available for sale:
U.S. Treasury and other U.S.
    government agency obligations            $58,132      $    27      $ 1,001      $57,158
State, county and municipal securities           853            3            4          852
Federal Home Loan Bank stock                   2,258            0            0        2,258
                                             -------      -------      -------      -------
    Total securities available for sale      $61,243      $    30      $ 1,005      $60,268
                                             =======      =======      =======      =======


         No investment securities were sold for the period ended March 31, 2000.

         Investment securities with amortized cost of $110,643,567 and $112,938,193, as of March 31, 2000 and December 31, 1999, respectively, were pledged to secure public deposits and for other purposes.

NOTE 3.  LOANS (Table in thousands)

         A summary of consolidated loans follows:


                                                  March 31
                                             2000          1999
                                           --------      --------
Commercial, financial, & agricultural      $159,013      $144,846
Real estate - construction                   30,256        20,133
Real estate - mortgage                      256,941       210,260
Installment loans to individuals             64,888        61,642
Lease financing                                 775           932
Other                                        10,426        13,598
                                           --------      --------
Total loans, net of unearned income        $522,299      $451,411
                                           ========      ========

         As of January 1, 1995, the Corporation adopted SFAS 114 as amended by SFAS 118 for impaired loans. The statements subject all loans to impairment recognition except for large groups of smaller-balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Corporation generally considers loans to be impaired when future payments of principal and interest are in doubt. Included in impaired loans are loans that are consistently past due, loans 90 days or more past due and nonaccrual loans. Interest income on impaired loans is recognized consistent with the Corporation's income recognition policy of daily accrual of income until the loan is determined to be uncollectible and placed in a nonaccrual status. For all impaired loans other than nonaccrual loans, interest income totaling $95,294 for the period was recorded on an accrual basis. Interest income on nonaccrual loans is recognized on a cash basis. Cash totaling $4,906 has been collected on these loans since being placed in a nonaccrual status. Interest income on nonaccrual loans that would have been recorded in accordance with the original terms of the notes was $53,092. The adoption of SFAS 114 and SFAS 118 did not have a material effect on the Corporation's financial position or results of operations and required no increase to the reserve for loan and lease losses.

         At March 31, 2000, the total investment in loans that are considered impaired under SFAS 14 was $6,247,000, including nonaccrual loans of $390,000. A related valuation allowance of $891,000 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended March 31, 2000 was approximately $5,148,000.

         At March 31, 2000, loans totaling $9,905,000 were held for sale stated at the lower of cost or market on an individual loan basis.

NOTE 4.  RESERVE FOR LOAN LOSSES (in thousands)

         The following sets forth the analysis of the consolidated reserve for loan losses:

                                            March 31

                                       2000           1999
                                      -------       -------
Balances at beginning of periods      $ 5,246       $ 5,048
Provision for loan losses                 195           165
Recoveries of amounts previously
    charged off                            45            80
Loan losses                              (117)         (119)
                                      -------       -------
Balances at end of periods            $ 5,369       $ 5,174
                                      =======       =======

NOTE 5.   OTHER ACCOUNTING CHANGES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities on the balance sheet at their fair value. Requirements of SFAS 133 could affect the amount of an institution's recorded assets, liabilities, equity as well as its regulatory capital levels. As defined under SFAS 133, derivatives carry a designation of (a) no hedge designation, (b) fair value hedge, (c) cash flow hedge, or (d) foreign currency hedge. SFAS 133 was originally effective for fiscal periods, both years and quarters, beginning after June 15, 1999, but has now been extended by SFAS 137 to June 15, 2000. Bancshares does not presently have any derivative instruments within the definition of SFAS 133 and as such, does not anticipate any material effect on its financial position and operating results from adoption of the standard.

         Statement No. 134 ("SFAS 134"), "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" was issued by FASB effective for the first fiscal quarter beginning after December 15, 1998. SFAS 134 amends Statement 65 ("SFAS 65"), "Accounting for Certain Mortgage Banking Activities" to require entities engaged in mortgage banking activities to classify mortgage-backed securities resulting from the securitization of mortgage loans held for sale, based on its ability and intent to sell or hold those investments. Classification of any retained mortgage-backed securities would be in accordance with the provisions of Statement 115 ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities". Any retained mortgage-backed securities that an entity commits to sell before or during the securitization process must be classified as trading. Bancshares does not presently securitize any of its mortgage loans within the definition of SFAS 134 and, as such, does not anticipate any material effect on its financial position and operating results from adoption of the standard.

         Year 2000 Issue

         In May 1997, the Federal Financial Institutions Examination Council (FFIEC) issued an Interagency Statement "Year 2000 Project Management Awareness" to emphasize the critical issues that needed to be addressed to implement an effective Year 2000 project management plan. The FFIEC Statement identified five phases of the Year 2000 project management process. In the awareness phase, the corporation was to define the issues and potential challenges associated with the Year 2000 problem. In the assessment phase, an evaluation was to be conducted to determine the size and complexity of ensuring Year 2000 readiness. During the renovation phase, required system upgrades were to be made. In the validation phase, testing of all computer systems and software would be done to meet the corporation's Y2K compatibility standards. The final step established was the implementation phase, which incorporated Year 2000 ready systems into day-to-day operation.

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

         Bancshares completed the Y2K conversion in 1999 with no significant systems problems relative to its critical systems, including branches, subsidiaries and operations. Since the beginning of the year 2000, Bancshares' customers have had normal and complete access to their accounts through the branch offices, ATM's and telebanking. Bancshares experienced no disruptions resulting from third party relationships, vendors or major customers. In order to ensure that business remained normal, Bancshares maintained the status of its Y2K Team through the first quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operations for LSB Bancshares, Inc, ("Bancshares") and its wholly owned subsidiary, Lexington State Bank ("LSB") for the three months ended March 31, 2000 and 1999. The consolidated financial statements also include the accounts and results of operations of LSB's wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. ("Peoples Finance") and LSB Financial Services, Inc. ("LSB Financial Services"). This discussion and analysis is intended to complement the unaudited financial statements, footnotes and supplemental financial data in this Form 10Q, and should be read in conjunction therewith.

         This report contains certain forward-looking statements related to anticipated future operating and financial performance, and other similar statements of expectations. These forward-looking statements are based on estimates, beliefs and assumptions made by management and are not guarantees of future performance. Actual results may differ from those expressed or implied as the result of various factors, among which are movements in interest rates, competitive product or pricing pressures, changes in economic conditions, and changes in regulatory policies.



THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Net Interest Income

         The primary source of earnings for the Corporation is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.

         Total interest income of $14,128,000 for the first quarter of 2000 was up $1,596,000 or 12.7% compared to $12,532,000 for the first quarter of 1999. Total interest expense of $6,435,000 for the first quarter of 2000 was up $1,114,000 or 20.9% compared to $5,321,000 for the first quarter of 1999. These results produced net interest income of $7,693,000 for the first quarter of 2000, for a gain of $482,000 or 6.7% compared to $7,211,000 for the first quarter of 1999. The gain in net interest income for the first quarter of 1999 was primarily the result of strong loan demand at the beginning of the year. As the first quarter of 2000 ended, loan demand began to slow following two Federal Reserve interest rate increases. The three prime interest rate increases during the second half of 1999 primarily affected loan yields, while the two increases in 2000 had more of an affect on loan demand. Loans constitute the largest group of earning assets and therefore generate the majority of Bancshares' interest income. For the period ended March 31, 2000, Bancshares' loan portfolio increased $16,221,000 or 3.2% over December 31, 1999 and $70,888,000 or 15.7%
         over March 31, 1999. For the period ended March 31, 2000, deposits increased $27,179,000 or 4.5% over December 31, 1999 and $54,357,000 or
         9.4% over March 31, 1999.


Noninterest Income and Expense

         Noninterest income for the first quarter of 2000 was up $231,000 or 13.3% compared to the first quarter of 1999. Fee income related to service charges on deposit accounts for the first quarter of 2000 increased $104,000 or 14.0% compared to the first quarter of 1999. Gains on the sale of mortgage loans for the first quarter of 2000 were $19,000 compared to $110,000 for the first quarter of 1999. Fewer mortgages were sold during the first quarter of 2000 as mortgage activity slowed as the result of recent interest rate increases. Other operating income for the first quarter of 2000 increased $218,000 or 24.8% compared to the first quarter of 1999. Fee income from the Bank's bankcard division, produced an increase of $89,000 or 34.3% for the first quarter of 2000 compared to the first quarter of 1999. Commissions generated by the financial services' subsidiary increased $164,000 or 153.4% the first quarter of 2000 compared to the first quarter of 1999 as the result of staff restructuring. The bank's financial services subsidiary generates commission income from the sale of mutual funds, annuities and equities.

         Noninterest expense for the first quarter of 2000 increased $523,000 or 9.5% compared to the first quarter of 1999. Personnel expense for the first quarter of 2000, comprised of salaries and fringe benefits, increased $353,000 or 11.6% over the first quarter of 1999. The increase for the first quarter of 2000 in occupancy expense was $8,000 or 2.5% compared to the first quarter of 1999. Equipment depreciation and maintenance expense, on the other hand, increased $46,000 or 15.1% for the period being compared. Other operating expense for the first quarter of 2000 increased $116,000 or 6.3% compared to the first quarter of 1999. Other expenses for the financial services' subsidiary for the first quarter of 2000 increased $17,000 or 111.6% compared to the first quarter of 1999. These expenses were more than offset however by income generated. Postage expense for the first quarter of 2000 increased $22,000 or 16.1% compared to the first quarter of 1999 as the result of a one-time promotion. Bankcard expense for the first quarter of 2000 increased $19,000 or 8.7% compared to the first quarter of 1999.

Asset Quality and Provision for Loan Losses

         The reserve for loan losses was $5,369,000 or 1.03% of loans outstanding at March 31, 2000 compared to $5,246,000 or 1.04% of loans outstanding at December 31, 1999 and $5,174,000 or 1.15% at March 31, 1999. Non-performing loans totaled $2,151,000 or .41% of loans outstanding at March 31, 2000 compared to $2,090,000 or .41% of loans outstanding at December 31, 1999, and $2,045,000 or .45% of loans outstanding at March 31, 1999. Nonperforming loans include nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. As of March 31, 2000, Bancshares had $132,000 in restructured loans and $902,000 in other real estate and $454,000 in nonaccrual loans. Accruing loans past due 90 days or more were $663,000 at March 31, 2000 compared to $821,000 at December 31, 1999 and $861,000 at March 31, 1999. The accrual of interest generally discontinues on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At March 31, 2000, the reserve for loan losses was 2.50 times non-performing loans, compared to 2.51 times at December 31, 1999 and 2.53 times non-performing loans at March 31, 1999.

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

         The provision for loan and lease losses at March 31, 2000 was $195,000 compared to $165,000 in 1999. Net charge-offs amounted to $72,000, or .06% of average loans outstanding, on an annualized basis, during the first three months of 2000. The quality of the loan portfolio continues to be of the highest level, which is reflected in the loan loss provision expensed.

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

                                                      3/31/00        12/31/99       3/31/99
                                                      -------        --------       -------

RESERVE FOR LOAN LOSSES
        Beginning Balance                             $ 5,246        $ 5,048        $ 5,048
        Provision for loan losses                         195            780            165
        Net (charge-off) recoveries                       (72)          (582)           (39)
                                                      -------        -------        -------
        Ending balance                                  5,369          5,246          5,174

RISK ASSETS
        Nonaccrual loans                              $   454        $    96        $     0
        Foreclosed real estate                            902          1,036          1,026
        Restructured loans                                132            137            158
        Loans 90 days or more past due
          and still accruing                              663            821            861
                                                      -------        -------        -------
        Total risk assets                               2,151          2,090          2,045
ASSET QUALITY RATIOS
Nonaccrual loans as a percentage of total loans          0.09%          0.02%          0.00%

Nonperforming assets as a percentage of:
        Total assets                                     0.28           0.29           0.30
        Loans plus foreclosed property                   0.41           0.41           0.45
Net charge-offs as a percentage of average loans         0.06 X         0.12           0.08 X
Reserve for loan losses as a percentage of loans         1.03           1.04           1.15
Ratio of reserve for loan losses to:
        Net charge-offs                                 18.64 X         9.01          33.17 X
        Nonaccrual loans                                11.83          54.65            N/M

*N/M Denotes Non Meaningful
   X Denotes Annualized

Income Taxes

         Accrued taxes applicable to income for the three-month period ended March 31, 2000 were $1,027,000 compared to $1,012,000 for the three-month period ended March 31, 1999. Pretax income for the first three months of 2000 of $3,430,000 was $160,000 above the $3,270,000 for the first three months of 1999. The change in accrued taxes for the periods being compared is primarily attributable to this difference in pretax income.

Capital Resources and Shareholders' Equity

         Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off-balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders' equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the reserve for loan losses and certain long-term debt. At March 31, 2000, based on these measures, Bancshares' had a Tier 1 capital ratio of 14.58% compared to the regulatory requirement of 4% and total capital ratio of 15.67% compared to an 8% regulatory requirement.

         Additional regulatory capital measures include the Tier 1 leverage ratio. The Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At March 31, 2000, Bancshares' Tier 1 leverage ratio was 9.65%.

         In November of 1998, the Board of Directors of Bancshares ("Board") approved a stock repurchase program for up to 300,000 shares of its common stock, or approximately 3.4% of its outstanding shares. The Board authorized the repurchase of shares of common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. The repurchase plan is intended to help Bancshares achieve its goal of building shareholder value and maintaining appropriate capital levels. On August 11, 1999, Bancshares approved an extension of its stock repurchase program for up to an additional 300,000 shares of its common stock, or approximately 3.5% of its then outstanding shares. During 1999, 361,498 shares had been repurchased and retired at an average cost of $18.99 per share. During the first quarter of 2000, Bancshares purchased 15,700 shares under the plan at an average cost of $14.86.

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

         To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and liabilities. On March 31, 2000 the gap between interest-sensitive assets and interest-sensitive liabilities was a negative $226,536,000 or .59. Under current economic conditions, management believes that is an acceptable level.

         Asset/liability management also addresses liquidity positioning. Liquidity management is required in order to fund current and future extensions of credit, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. As such, it is related to interest rate sensitivity management, in that each is affected by maturing assets and liabilities. While interest sensitivity management is concerned with repricing intervals of assets and liabilities, liquidity management is concerned with the maturities of those respective balances. An appropriate liquidity position is further accomplished through deposit growth and access to sources of funds other than deposits, such as the federal funds market. Details of cash flows for the three-months ended March 31, 2000 and 1999 are provided in the Consolidated Statements of Cash Flow.


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

         Management believes that there have been no significant changes in market risk as disclosed in Bancshares' quarterly report on Form 10-Q for the period ended March 31, 2000. Management believes that the goal of avoiding material negative changes in net income as a result of changing interest rates has been accomplished.


PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on April 19, 2000. Proxies were solicited in connection with the Annual Meeting in accordance with Regulation 14 under the Securities Exchange Act of 1934, as amended, pursuant to a Proxy Statement dated March 20, 2000, in the form as filed by the Company with the Securities and Exchange Commission on March 20, 2000.

         At the Annual Meeting, the shareholders of the Company (i) elected five members to the Company's Board of Directors, (ii) ratified the appointment of Turlington and Company LLP to conduct the independent audit for the year 2000 and (iii) voted against a shareholder proposal relating to minimum share ownership requirements for members of the Board of Directors of the Company, each as more fully described in the Proxy Statement. Of the 8,463,511 shares of the Company's common stock represented and entitled to vote at the Annual Meeting, the number of shares cast for, against and withheld, and the number of abstentions and broker non-votes, as to each proposal are set forth below:

         1. Election of Directors.


                                 For (Proxy)      Withheld
                                 -----------      --------
Robert F. Lowe                    5,710,387        240,124
Roberts E. Timberlake             5,706,565        243,946
Lloyd G. Walter, Jr.              5,801,139        149,372
Julius S. Young, Jr.              5,773,011        177,500
Sue H. Hunter                     5,752,202        198,309

         2. Ratification of appointment of Turlington and Company LLP, CPA's, to conduct the independent audit for the year 2000.

                  For               Against           Abstaining
                  ---               -------           ----------

               5,871,932            49,325             29,254

         3. Shareholder proposal by W. Robert Koontz relating to minimum share ownership requirements for Directors.

                  For          Against           Abstaining        Non-Vote
                  ---          -------           ----------        --------

                902,995       3,654,864           334,003         1,058,648


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

                  A. Exhibits

                  During the first quarter of 2000, the Corporation filed the following:

                  (27) Financial Data Schedule (for SEC use only)

                  B. Reports on Form 8-K

                  The Corporation did not file any reports on Form 8-K during the three months ended March 31, 2000.


SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date  May 5, 2000

                              LSB BANCSHARES, INC.
                              --------------------
                                  (Registrant)


                                    By: /s/ Monty J. Oliver
                                        -------------------
                                        Monty J. Oliver
                                        Chief Financial Officer
                                        Principal Accounting Officer