Form 10-Q
period 2000-06-30
LSB BANCSHARES INC /NC/
filed 2000-08-10
CIK 714530

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2000

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

         The number of shares outstanding as of June 30, 2000 was 8,467,961.

                              LSB BANCSHARES, INC.

                                    FORM 10-Q

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         June 30, 2000 and 1999, December 31, 1999

         Consolidated Statements of Income
         Three Months Ended June 30, 2000 and 1999
         Six Months Ended June 30, 2000 and 1999

         Consolidated Statements of Changes in Shareholders' Equity Six Months Ended June 30, 2000 and 1999

         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2000 and 1999

         Notes to Consolidated Financial Statements
         Six Months Ended June 30, 2000 and 1999

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

LSB Banchshares, Inc.
Consolidated Balance Sheets                                (Unaudited)                    (Unaudited)
(In Thousands)                                               June 30       December 31       June 30
                                                              2000            1999            1999
                                                            --------        --------        --------
ASSETS
Cash and Due From Banks                                     $ 35,397        $ 33,971        $ 33,034
Interest-Bearing Bank Balances                                 4,844          14,527          11,966
Federal Funds Sold and Securities Purchased
     Under Resale Agreements                                  24,075          27,270          30,460
Investment Securities:
     Held to Maturity, MV $73,141, $66,884 and $63,904        74,834          68,551          64,584
     Available for Sale, at Market Value                      76,770          60,268          67,104
Loans                                                        542,264         506,078         475,931
Less, Reserve for Loan Losses                                 (5,503)         (5,246)         (5,277)
                                                            --------        --------        --------
        Net Loans                                            536,761         500,832         470,654
Premises and Equipment                                        11,478          11,215          11,370
Other Assets                                                  10,958          10,194           9,932
                                                            --------        --------        --------
        TOTAL ASSETS                                        $775,117        $726,828        $699,104
                                                            ========        ========        ========


LIABILITIES
Deposits
     Demand                                                 $ 75,889        $ 73,916        $ 70,259
     Savings, NOW and Money Market Accounts                  307,211         297,966         292,873
     Certificates of Deposit of less than $100,000           190,929         172,453         161,594
     Certificates of Deposit of $100,000 or more              56,208          61,087          59,899
                                                            --------        --------        --------
        Total Deposits                                       630,237         605,422         584,625
Securities Sold Under Agreements to Repurchase                25,821           1,299           4,667
Borrowings from the Federal Home Loan Bank                    42,500          45,150          36,033
Other Liabilities                                              4,204           4,233           3,478
                                                            --------        --------        --------
        TOTAL LIABILITIES                                    702,762         656,104         628,803
                                                            --------        --------        --------
SHAREHOLDERS' EQUITY
Preferred Stock, Par Value $.01 Per Share:
     Authorized 10,000,000 shares; none issued                     0               0               0
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,467,961 Shares
in 2000 and 8,442,918 and 8,511,720 shares in 1999            42,340          42,215          42,559
Paid-In Capital                                               10,125          10,151          11,482
Common Stock Acquired for
     Directors' Deferred Plan                                   (783)              0               0
Retained Earnings                                             21,318          18,953          16,582
Accumulated Other Comprehensive Income                          (645)           (595)           (322)
                                                            --------        --------        --------
        TOTAL SHAREHOLDERS' EQUITY                            72,355          70,724          70,301
                                                            --------        --------        --------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $775,117        $726,828        $699,104
                                                            ========        ========        ========

Memorandum:  Standby Letters of Credit                      $  3,399        $  3,129        $  3,155

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of Income
(In Thousands except Share Data) (Unaudited)

                                                             Three Months Ended              Six Months Ended
                                                                  June 30                         June 30
                                                         --------------------------      --------------------------
                                                            2000            1999            2000            1999
                                                         ----------      ----------      ----------      ----------
INTEREST INCOME
     Interest and Fees on Loans                          $   12,224      $   10,547      $   23,749      $   20,498
     Interest on Investment Securities:
        Taxable                                               1,776           1,328           3,204           2,742
        Tax Exempt                                              447             471             909             951
     Interest-Bearing Bank Balances                             127             183             349             355
     Federal Funds Sold and Securities
        Purchased Under Resale Agreements                       483             464             974             979
                                                         ----------      ----------      ----------      ----------
        Total Interest Income                                15,057          12,993          29,185          25,525
                                                         ----------      ----------      ----------      ----------

INTEREST EXPENSE
     Deposits                                                 6,014           4,936          11,740           9,798
     Securities Sold Under Agreements to Repurchase             377              41             455              86
     Borrowings from the Federal Home Loan Bank                 651             445           1,282             859
                                                         ----------      ----------      ----------      ----------
        Total Interest Expense                                7,042           5,422          13,477          10,743
                                                         ----------      ----------      ----------      ----------

NET INTEREST INCOME                                           8,015           7,571          15,708          14,782
     Provision for Loan Losses                                  385             235             580             400
                                                         ----------      ----------      ----------      ----------
     Net Interest Income After Provision
     for Loan Losses                                          7,630           7,336          15,128          14,382
                                                         ----------      ----------      ----------      ----------

NONINTEREST INCOME
     Service Charges on Deposit Accounts                        890             766           1,735           1,507
     Gains on Sales of Mortgages                                 25              96              44             206
     Other Operating Income                                   1,030           1,000           2,128           1,880
                                                         ----------      ----------      ----------      ----------
        Total Noninterest Income                              1,945           1,862           3,907           3,593
                                                         ----------      ----------      ----------      ----------

NONINTEREST EXPENSE
     Personnel Expense                                        3,457           3,062           6,852           6,104
     Occupancy Expense                                          333             324             659             642
     Equipment Depreciation and Maintenance                     348             322             699             627
     Other Operating Expense                                  2,063           2,065           4,021           3,907
                                                         ----------      ----------      ----------      ----------
        Total Noninterest Expense                             6,201           5,773          12,231          11,280
                                                         ----------      ----------      ----------      ----------
     Income Before Income Taxes                               3,374           3,425           6,804           6,695
     Income Taxes                                             1,044             951           2,071           1,963
                                                         ----------      ----------      ----------      ----------
NET INCOME                                               $    2,330      $    2,474      $    4,733      $    4,732
                                                         ==========      ==========      ==========      ==========

Earnings Per Share:
     Basic                                               $     0.28      $     0.29      $     0.56      $     0.55
     Diluted                                                   0.27            0.28            0.55            0.54

Weighted Average Shares Outstanding
     Basic                                                8,462,496       8,549,955       8,459,548       8,597,099
     Diluted                                              8,532,016       8,712,628       8,537,903       8,760,608

Cash Dividends Declared per Share                        $     0.14      $     0.14      $     0.14      $     0.14

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of
Changes in Shareholders' Equity
(Unaudited)
(In Thousands)

                                                                                      Accumulated
                                                                Common                    Other             Total
                                             Common   Paid-In    Stock     Retained   Comprehensive     Shareholders'
                                             Stock    Capital   Acquired   Earnings      Income            Equity
                                            -------------------------------------------------------------------------

Balances at December 31, 1998               $43,614   $14,903               $14,248      $ 665             $73,430
Net Income                                                                    4,732                          4,732
Change in unrealized loss on securities
    available for sale, net of deferred
    income taxes                                                                          (987)               (987)
                                                                                                           -------
        Comprehensive income                                                                                 3,745
Cash dividends declared on
    common stock                                                             (2,398)                        (2,398)
Common stock issued for stock
    options exercised                           178       138                                                  316
Common stock acquired                        (1,233)   (3,559)                                              (4,792)
                                            -------------------------------------------------------------------------
Balances at June 30, 1999                   $42,559   $11,482               $16,582      $(322)            $70,301
                                            =========================================================================

Balances at December 31, 1999               $42,215   $10,151               $18,953      $(595)            $70,724
Net Income                                                                    4,733                          4,733
Change in unrealized loss on securities
    available for sale, net of deferred
    income taxes                                                                           (50)                (50)
                                                                                                           -------
        Comprehensive income                                                                                 4,683
Common Stock Acquired for
  Directors' Deferred Plan                                       $(783)                                       (783)
Cash dividends declared on
    common stock                                                             (2,368)                        (2,368)
Common stock issued for stock
    options exercised                           204       129                                                  333
Common stock acquired                           (79)     (155)                                                (234)
                                            -------------------------------------------------------------------------
Balances at June 30, 2000                   $42,340   $10,125    $(783)     $21,318      $(645)            $72,355
                                            =========================================================================

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of Cash Flow
(Unaudited)
(In Thousands)

                                                                Six Months
                                                              Ended June 30
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                 $  4,733   $  4,732
Adjustments to reconcile net income to net cash:
  Depreciation and amortization                                 670        649
  Securities premium amortization and
    discount accretion, net                                     (51)        25
  (Increase) decrease in loans held for sale                  2,113      3,784
  Deferred income taxes                                          24        583
  Income taxes payable                                         (285)      (268)
  (Increase) decrease in income earned but not received        (912)        70
  Increase (decrease) in interest accrued but not paid          663         63
  Provision for loan losses                                     580        400
  Gain on sale of premise and equipment                           1        (18)
                                                           --------   --------
     Net Cash provided by operating activities                7,536     10,020
                                                           --------   --------

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of securities held to maturity                    (15,132)   (10,550)
Proceeds from maturities of securities held to maturity       8,879      5,869
Proceeds from sales of securities held to maturity                0          0
Purchases of securities available for sale                  (22,256)         0
Proceeds from maturities of securities available for sale     5,693     15,194
Proceeds from sales of securities available for sale              0          0
Net (increase) decrease in loans made to customers          (38,621)   (43,871)
Purchases of premises and equipment                            (937)      (516)
Proceeds from sale of premises and equipment                      3         42
Net (increase) decrease in federal funds sold
  and securities purchased under resale agreements            3,195     10,135
(Increase) decrease in other assets                             155     (1,035)
                                                           --------   --------
  Net cash used by investing activities                     (59,021)   (24,732)
                                                           --------   --------

CASH FLOW FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits,
NOW, money market and savings accounts                       11,218      3,949
Net increase (decrease) in time deposits                     13,597     13,348
Net increase (decrease) in securities
  sold under agreements to repurchase                        24,521       (869)
Proceeds from issuance of long term debt                          0     20,000
Payments on long term debt                                   (2,650)   (12,808)
Cash Dividends Paid                                          (2,368)    (2,398)
Net increase (decrease) in other liabilities                   (407)      (188)
Proceeds from issuance of common stock                          333        316
Common stock repurchased                                       (234)    (4,792)
Common stock acquired for Directors' Deferred Plan             (783)
                                                           --------   --------
  Net cash provided by financing activities                  43,227     16,558
                                                           --------   --------

Increase (decrease) in cash and cash equivalents             (8,258)     1,846
Cash and cash equivalents at the beginning of the period     48,498     43,154
                                                           --------   --------
Cash and cash equivalents at the end of the period         $ 40,240   $ 45,000
                                                           ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:
    Interest                                               $ 12,814   $ 10,680
    Income Taxes                                              2,332      2,383

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS
  Transfer of loans to other real estate owned             $    116   $    239
  Unrealized losses on securities available for sale:
    Change in securities available for sale                     (82)    (1,616)
    Change in deferrred income taxes                             32        630
    Change in shareholders' equity                              (50)      (987)

Notes to consolidated financial statements are an integral part hereof.

                              LSB Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                     Six Months Ended June 30, 2000 and 1999

NOTE 1.  BASIS OF PRESENTATION

         The accompanying interim unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The accompanying unaudited Consolidated Financial Statements include the accounts of LSB Bancshares, Inc., (the Corporation) and its wholly owned subsidiary, Lexington State Bank (the Bank) and the Bank's wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. and LSB Investment Services, Inc.

         For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2.  INVESTMENT SECURITIES

         The valuations of investment securities as of June 30, 2000 and December 31, 1999 were as follows (in thousands):

                                                      June 30, 2000
                                                                               Approximate
                                             Amortized  Unrealized  Unrealized    Market
                                               Cost        Gains     Losses       Value
                                              -------      ----      ------      -------

Securities held to maturity:
U.S. Treasury and other U.S.
     government agency obligations            $42,541      $  2      $1,407      $41,136
State, county and municipal securities         32,293       367         655       32,005
                                              -------      ----      ------      -------
     Total securities held to maturity        $74,834      $369      $2,062      $73,141
                                              =======      ====      ======      =======

                                                                               Approximate
                                             Amortized  Unrealized  Unrealized    Market
                                               Cost        Gains     Losses       Value
                                              -------      ----      ------      -------

Securities available for sale:
U.S. Treasury and other U.S.
     government agency obligations            $74,496      $  5      $1,064      $73,437
State, county and municipal securities            853         3           0          856
Federal Home Loan Bank stock                    2,477         0           0        2,477
                                              -------      ----      ------      -------
     Total securities available for sale      $77,826      $  8      $1,064      $76,770
                                              =======      ====      ======      =======

                                                    December 31, 1999
                                                                               Approximate
                                             Amortized  Unrealized  Unrealized    Market
                                               Cost        Gains     Losses       Value
                                              -------      ----      ------      -------

Securities held to maturity:
U.S. Treasury and other U.S.
    government agency obligations             $34,556      $  4      $1,306      $33,254
State, county and municipal securities         33,995       429         794       33,630
                                              -------      ----      ------      -------
    Total securities held to maturity         $68,551      $433      $2,100      $66,884
                                              =======      ====      ======      =======

                                                                               Approximate
                                             Amortized  Unrealized  Unrealized    Market
                                               Cost        Gains     Losses       Value
                                              -------      ----      ------      -------

Securities available for sale:
U.S. Treasury and other U.S.
    government agency obligations             $58,132      $ 27      $1,001      $57,158
State, county and municipal securities            853         3           4          852
Federal Home Loan Bank stock                    2,258         0           0        2,258
                                              -------      ----      ------      -------
    Total securities available for sale       $61,243      $ 30      $1,005      $60,268
                                              =======      ====      ======      =======


         No investment securities were sold for the period ended June 30, 2000.

         Investment securities with amortized cost of $109,604,720 and $112,938,193, as of June 30, 2000 and December 31, 1999, respectively, were pledged to secure public deposits and for other purposes.

NOTE 3.  LOANS (Table in thousands)

         A summary of consolidated loans follows:



                                                   June 30
                                           2000                1999
                                         --------            --------
Commercial, financial, & agricultural    $167,514            $153,418
Real estate - construction                 34,079              23,554
Real estate - mortgage                    264,315             220,252
Installment loans to individuals           64,780              64,784
Lease financing                               373                 860
Other                                      11,203              13,063
                                         --------            --------
Total loans, net of unearned income      $542,264            $475,931
                                         ========            ========



         As of January 1, 1995, the Corporation adopted SFAS 114 as amended by SFAS 118 for impaired loans. The statements subject all loans to impairment recognition except for large groups of smaller-balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Corporation generally considers loans to be impaired when future payments of principal and interest are in doubt. Included in impaired loans are loans that are consistently past due, loans 90 days or more past due and nonaccrual loans. Interest income on impaired loans is recognized consistent with the Corporation's income recognition policy of daily accrual of income until the loan is determined to be uncollectible and placed in a nonaccrual status. For all impaired loans other than nonaccrual loans, year to date interest income totaling $207,607 was recorded on an accrual basis. Interest income on nonaccrual loans is recognized on a cash basis. Cash totaling $6,149 has been collected on these loans since being placed in a nonaccrual status. Interest income on nonaccrual loans that would have been recorded in accordance with the original terms of the notes was $70,004. The adoption of SFAS 114 and SFAS 118 did not have a material effect on the Corporation's financial position or results of operations and required no increase to the reserve for loan and lease losses.

         At June 30, 2000, the total investment in loans that are considered impaired under SFAS 14 was $5,993,183, including nonaccrual loans of $312,000. A related valuation allowance of $927,000 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended June 30, 2000 was approximately $6,110,000.

         At June 30, 2000, loans totaling $9,077,460 were held for sale stated at the lower of cost or market on an individual loan basis.

NOTE 4.  RESERVE FOR LOAN LOSSES (in thousands)

         The following sets forth the analysis of the consolidated reserve for loan losses:


                                                         June 30
                                                  2000             1999
                                                 ------           ------
Balances at beginning of periods                 $5,246           $5,048
Provision for loan losses                           580              400
Recoveries of amounts previously
    charged off                                      98              110
Loan losses                                        (421)            (281)
                                                 ------           ------
Balances at end of periods                       $5,503           $5,277
                                                 ======           ======


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

         Statement No. 134 ("SFAS 134"), "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" was issued by FASB effective for the first fiscal quarter beginning after December 15, 1998. SFAS 134 amends Statement 65 ("SFAS65"), "Accounting for Certain Mortgage Banking Activities" to require entities engaged in mortgage banking activities to classify mortgage-backed securities resulting from the securitization of mortgage loans held for sale, based on its ability and intent to sell or hold those investments. Classification of any retained mortgage-backed securities would be in accordance with the provisions of Statement 115 ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities". Any retained mortgage-backed securities that an entity commits to sell before or during the securitization process must be classified as trading. Bancshares does not presently securitize any of its mortgage loans within the definition of SFAS 134 and, as such, does not anticipate any material effect on its financial position and operating results from adoption of the standard.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operations for LSB Bancshares, Inc, ("Bancshares") and its wholly owned subsidiary, Lexington State Bank ("LSB") for the three and six months ended June 30, 2000 and 1999. The consolidated financial statements also include the accounts and results of operations of LSB's wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. ("Peoples Finance") and LSB Investment Services, Inc. ("LSB Investment Services"). This discussion and analysis is intended to complement the unaudited financial statements, footnotes and supplemental financial data in this Form 10Q, and should be read in conjunction therewith.

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



THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Net Interest Income

         The primary source of earnings for the Corporation is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.

         Total interest income of $15,057,000 for the second quarter of 2000 was up $2,064,000 or 15.9% compared to $12,993,000 for the second quarter of 1999. Total interest expense of $7,042,000 for the second quarter of 2000 was up $1,620,000 or 29.9% compared to $5,422,000 for the second quarter of 1999. These results produced net interest income of $8,015,000 for the second quarter of 2000, for a gain of $444,000 or 5.9% compared to $7,571,000 for the second quarter of 1999. Loan demand, while slowing somewhat, remained relatively strong during the second quarter of 2000, accounting for the increase in net interest income. The Federal Reserve has raised interest rates six times over the past year in an effort to slow the economy. As a result of the action taken by the Federal Reserve, the prime interest rate increased three times during the second half of 1999 and another three times the first half of 2000. Loans constitute the largest group of earning assets and therefore generate the majority of Bancshares' interest income. Consequently, the bank has seen some narrowing of its interest margins, particularly in the second quarter of 2000. For the period ended June 30, 2000, Bancshares' loan portfolio increased $36,186,000 or 7.2% over December 31, 1999 and $66,333,000 or 13.7% over June 30,
         1999. For the period ended June 30, 2000, deposits increased $24,815,000 or 4.1% over December 31, 1999 and $45,612,000 or 7.8% over
         June 30, 1999.


Noninterest Income and Expense

         Noninterest income for the second quarter of 2000 was up $83,000 or 4.5% compared to the second quarter of 1999. Fee income related to service charges on deposit accounts for the second quarter of 2000 increased $124,000 or 16.2% compared to the second quarter of 1999. Gains on the sale of mortgage loans for the second quarter of 2000 were $25,000 compared to $96,000 for the second quarter of 1999. During the second quarter of the year, as with the first quarter, fewer mortgages were sold as mortgage activity slowed from rising interest rates. Other operating income for the second quarter of 2000 increased a modest $30,000 compared to the corresponding period of 1999.

         Noninterest expense for the second quarter of 2000 increased $428,000 or 7.4% compared to the second quarter of 1999. Personnel expense for the second quarter of the year, comprised of salaries and fringe benefits, increased $395,000 or 12.9% over the second quarter of 1999. Occupancy expense for the second quarter remained relatively flat, as it did in the first quarter, with an increase of $9,000 or 2.8% compared to the second quarter of the previous year. Equipment depreciation and maintenance expense also posted a modest increase in the second quarter of 2000 of $26,000 or 8.1% compared to the second quarter of 1999. Other operating expense for the second quarter of 2000 decreased $2,000 compared to the second quarter of 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Net Interest Income

         Total interest income of $29,185,000 for the first six months of 2000 was up $3,660,000 or 14.3% compared to $25,525,000 for the first six months of 1999. Total interest expense for the first half of 2000 of $13,477,000 increased $2,734,000 or 25.4% compared to the corresponding six months of 1999. Net interest income of $15,708,000 for the first half of 2000 was up $926,000 or 6.3% compared to $14,782,000 for the first half of 1999. Rising interest rates during the second half of 1999 and the first half of 2000 were contributing factors to narrowing interest margins and slowing net interest growth.

Noninterest Income and Expense

         Noninterest income for the first half of 2000 was up $314,000 or 8.7% compared to the first half of 1999. Fee income related to service charges on deposit accounts for the first six months of 2000 was up $228,000 or 15.1% compared to the first six months of 1999. Gains on the sale of mortgage loans for the first six months of 2000 were down $162,000 or 78.6% compared to the first six months of 1999. The rising interest rate environment slowed mortgage loan growth and the subsequent sales of this product. Other operating income for the first six months of 2000 was up $248,000 or 13.2% compared to the first six months of 1999. The majority of this increase came from the Bank's bankcard division and its investment services subsidiary. The bankcard division produced increased revenue of $165,000 or 30.4% for the first half of 2000 compared to the corresponding period of 1999. Commissions generated by the investment services subsidiary increased $174,000 or 55.4% the first six months of 2000 compared to the first six months of 1999. The investment services subsidiary generates commission income through the sale of mutual funds, annuities and equities.

         Noninterest expense for the first six months of 2000 increased $951,000 or 8.4% compared to the same period of 1999. Personnel expense for the first six months of 2000, comprised of salaries and fringe benefits, increased $748,000 or 12.3% compared to the first six months of 1999. Occupancy expense for the period being compared increased by a modest $17,000 or 2.6%. Equipment depreciation and maintenance expense for the first six months of 2000 increased $72,000 or 11.5%. Other operating expense increased $114,000 or 2.9% the first half of 2000 compared to the first half of 1999. Noninterest expenses for the reporting period were within the Bank's budgeted projections.

Asset Quality and Provision for Loan Losses

         The reserve for loan losses was $5,503,000 or 1.01% of loans outstanding at June 30, 2000 compared to $5,246,000 or 1.04% of loans outstanding at December 31, 1999 and $5,277,000 or 1.11% at June 30, 1999. Non-performing loans totaled $2,578,000 or .47% of loans outstanding at June 30, 2000 compared to $2,090,000 or .41% of loans outstanding at December 31, 1999, and $2,247,000 or .47% of loans outstanding at June 30, 1999. Nonperforming loans include nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. As of June 30, 2000, Bancshares had $47,000 in restructured loans and $1,006,000 in other real estate and $427,000 in nonaccrual loans. Accruing loans past due 90 days or more were $1,098,000 at June 30, 2000 compared to $821,000 at December 31, 1999 and $996,000 at June 30,
         1999. The accrual of interest generally discontinues on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At June 30, 2000, the reserve for loan losses was 2.13 times non-performing loans, compared to 2.51 times at December 31, 1999 and 2.35 times non-performing loans at June 30, 1999.


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

         The provision for loan and lease losses that was charged to operations for the first six months of 2000 was $580,000 compared to $400,000 for the corresponding period in 1999. Net charge-offs amounted to $323,000, or .12% of average loans outstanding, on an annualized basis, during the first six months of 2000. The quality of the loan portfolio continues to be of a high level, which is reflected in the loan loss provision expensed.

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


                                                  6/30/00   12/31/99    6/30/99
                                                  -------   --------    -------

RESERVE FOR LOAN LOSSES
        Beginning Balance                         $5,246     $5,048     $5,048
        Provision for loan losses                    580        780        400
        Net (charge-off) recoveries                 (323)      (582)      (171)
                                                   ------     ------     ------
        Ending balance                             5,503      5,246      5,277

RISK ASSETS
        Nonaccrual loans                          $  427     $   96     $    0
        Foreclosed real estate                     1,006      1,036      1,100
        Restructured loans                            47        137        151
        Loans 90 days or more past due
          and still accruing                       1,098        821        996
                                                   ------     ------     ------
        Total risk assets                          2,578      2,090      2,247
ASSET QUALITY RATIOS
Nonaccrual loans as a percentage of total loans    0.08%      0.02%      0.00%

Nonperforming assets as a percentage of:
        Total assets                                0.33       0.29       0.32
        Loans plus foreclosed property              0.47       0.41       0.47
Net charge-offs as a percentage of average loans    0.12 X     0.12       0.08 X
Reserve for loan losses as a percentage of loans    1.01       1.04       1.11
Ratio of reserve for loan losses to:
        Net charge-offs                             8.52 X     9.01      15.43 X
        Nonaccrual loans                           12.89      54.65        N/M

*N/M Denotes Non Meaningful
   X Denotes Annualized



Income Taxes

         Accrued taxes applicable to income for the six-month period ended June 30, 2000 were $2,071,000 compared to $1,963,000 for the six-month period ended June 30, 1999. Pretax income for the first six months of 2000 of $6,804,000 was $109,000 above the $6,695,000 for the first six months of 1999. The change in accrued taxes for the periods being compared is primarily attributable to this difference in pretax income.

Capital Resources and Shareholders' Equity

         Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off-balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders' equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the reserve for loan losses and certain long-term debt. At June 30, 2000, based on these measures, Bancshares' had a Tier 1 capital ratio of 14.23% compared to the regulatory requirement of 4% and total capital ratio of 15.31% compared to an 8% regulatory requirement.

         Additional regulatory capital measures include the Tier 1 leverage ratio. The Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At June 30, 2000, Bancshares' Tier 1 leverage ratio was 9.35%.

         In November of 1998, the Board of Directors of Bancshares ("Board") approved a stock repurchase program for up to 300,000 shares of its common stock, or approximately 3.4% of its outstanding shares. The Board authorized the repurchase of shares of common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. The repurchase plan is intended to help Bancshares achieve its goal of building shareholder value and maintaining appropriate capital levels. On August 11, 1999, Bancshares approved an extension of its stock repurchase program for up to an additional 300,000 shares of its common stock, or approximately 3.5% of its then outstanding shares. During 1999, 361,498 shares had been repurchased and retired at an average cost of $18.99 per share. During the first half of 2000, Bancshares purchased 21,700 shares under the plan at an average cost of $14.14.

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

         Asset/liability management also addresses liquidity positioning. Liquidity management is required in order to fund current and future extensions of credit, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. As such, it is related to interest rate sensitivity management, in that each is affected by maturing assets and liabilities. While interest sensitivity management is concerned with repricing intervals of assets and liabilities, liquidity management is concerned with the maturities of those respective balances. An appropriate liquidity position is further accomplished through deposit growth and access to sources of funds other than deposits, such as the federal funds market. Details of cash flows for the six-months ended June 30, 2000 and 1999 are provided in the Consolidated Statements of Cash Flow.

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

         Management believes that there have been no significant changes in market risk as disclosed in Bancshares' quarterly report on Form 10-Q for the period ended June 30, 2000. Management believes that the goal of avoiding material negative changes in net income as a result of changing interest rates has been accomplished.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         Not applicable.

Item 2.  Changes in Securities
         Not applicable.

Item 3.  Defaults Upon Senior Securities.
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         Not applicable.

Item 5.  Other Information
         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K
         A.  Exhibits
         During the second quarter of 2000, the Corporation filed the following:

         (27)   Financial Data Schedule (for SEC use only)

         B.  Reports on Form 8-K
         The Corporation did not file any reports on Form 8-K during the six months ended June 30, 2000.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Date  August 10, 2000                   LSB BANCSHARES., INC.
                                           ---------------------
                                                (Registrant)


                                           By: /s/ Monty J. Oliver
                                               -------------------
                                               Monty J. Oliver
                                               Chief Financial Officer
                                                 Principal Accounting Officer