Form 10-Q
period 2000-09-30
LSB BANCSHARES INC /NC/
filed 2000-11-13
CIK 714530

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2000

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

         The number of shares outstanding as of September 30, 2000 was 8,428,328.

                              LSB BANCSHARES, INC.

                                    FORM 10-Q

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         September 30, 2000 and 1999, December 31, 1999

         Consolidated Statements of Income
         Three Months Ended September 30, 2000 and 1999
         Nine Months Ended September 30, 2000 and 1999

         Consolidated Statements of Changes in Shareholders' Equity Nine Months Ended September 30, 2000 and 1999

         Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2000 and 1999

         Notes to Consolidated Financial Statements
         Nine Months Ended September 30, 2000 and 1999

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

LSB Bancshares, Inc.
Consolidated Balance Sheets                                           (Unaudited)                               (Unaudited)
(In Thousands)                                                        September 30         December 31         September 30
                                                                          2000                1999                 1999
                                                                    -----------------    ----------------    ------------------
ASSETS
Cash and Due From Banks                                           $           32,547   $          33,971   $            38,888
Interest-Bearing Bank Balances                                                 4,224              14,527                 4,904
Federal Funds Sold and Securities Purchased
     Under Resale Agreements                                                  59,190              27,270                36,140
Investment Securities:
     Held to Maturity, MV $72,069, $66,884 and $67,708                        72,831              68,551                68,552
     Available for Sale, at Market Value                                      77,092              60,268                64,654
Loans                                                                        548,791             506,078               489,640
Less, Reserve for Loan Losses                                                 (5,715)             (5,246)               (5,240)
                                                                    -----------------    ----------------    ------------------
        Net Loans                                                            543,076             500,832               484,400
Premises and Equipment                                                        11,627              11,215                11,324
Other Assets                                                                  12,372              10,194                10,559
                                                                    -----------------    ----------------    ------------------
        TOTAL ASSETS                                              $          812,959   $         726,828   $           719,421
                                                                    =================    ================    ==================


LIABILITIES
Deposits
     Demand                                                       $           68,136   $          73,916   $            75,084
     Savings, NOW and Money Market Accounts                                  326,549             297,966               309,130
     Certificates of Deposit of less than $100,000                           201,341             172,453               164,857
     Certificates of Deposit of $100,000 or more                              73,744              61,087                55,122
                                                                    -----------------    ----------------    ------------------
        Total Deposits                                                       669,770             605,422               604,193
Securities Sold Under Agreements to Repurchase                                26,614               1,299                 4,848
Borrowings from the Federal Home Loan Bank                                    37,450              45,150                35,150
Other Liabilities                                                              6,144               4,233                 3,807
                                                                    -----------------    ----------------    ------------------
        TOTAL LIABILITIES                                                    739,978             656,104               647,998
                                                                    -----------------    ----------------    ------------------
SHAREHOLDERS' EQUITY
Preferred Stock, Par Value $.01 Per Share:
     Authorized 10,000,000 shares; none issued                                     0                   0                     0
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,428,328 Shares
in 2000 and 8,442,918 and 8,524,347 shares in 1999                            42,142              42,215                42,622
Paid-In Capital                                                                9,830              10,151                11,267
Common Stock Acquired for
     Directors' Deferred Plan                                                   (796)                  0                     0
Retained Earnings                                                             22,163              18,953                17,788
Accumulated Other Comprehensive Income                                          (358)               (595)                 (254)
                                                                    -----------------    ----------------    ------------------
        TOTAL SHAREHOLDERS' EQUITY                                            72,981              70,724                71,423
                                                                    -----------------    ----------------    ------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $          812,959   $         726,828   $           719,421
                                                                    =================    ================    ==================

Memorandum:  Standby Letters of Credit                            $            3,500   $           3,129   $             3,142

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of Income
(In Thousands except Share Data) (Unaudited)

                                                                   Three Months Ended                 Nine Months Ended
                                                                      September 30                      September 30
                                                             -------------------------------    ------------------------------
                                                                  2000             1999             2000            1999
                                                             ---------------   -------------    -------------   --------------
INTEREST INCOME
     Interest and Fees on Loans                            $         12,694  $       10,851   $       36,443  $        31,349
     Interest on Investment Securities:
        Taxable                                                       1,710           1,350            4,914            4,092
        Tax Exempt                                                      424             462            1,333            1,413
     Interest-Bearing Bank Balances                                     124             114              473              469
     Federal Funds Sold and Securities
        Purchased Under Resale Agreements                               695             561            1,669            1,540
                                                             ---------------   -------------    -------------   --------------
        Total Interest Income                                        15,647          13,338           44,832           38,863
                                                             ---------------   -------------    -------------   --------------

INTEREST EXPENSE
     Deposits                                                         6,691           5,142           18,431           14,940
     Securities Sold Under Agreements to Repurchase                     388              37              843              123
     Borrowings from the Federal Home Loan Bank                         672             489            1,954            1,348
                                                             ---------------   -------------    -------------   --------------
        Total Interest Expense                                        7,751           5,668           21,228           16,411
                                                             ---------------   -------------    -------------   --------------

NET INTEREST INCOME                                                   7,896           7,670           23,604           22,452
     Provision for Loan Losses                                          815             215            1,395              615
                                                             ---------------   -------------    -------------   --------------
     Net Interest Income After Provision
     for Loan Losses                                                  7,081           7,455           22,209           21,837
                                                             ---------------   -------------    -------------   --------------

NONINTEREST INCOME
     Service Charges on Deposit Accounts                                917             808            2,652            2,315
     Gains on Sales of Mortgages                                         41              31               85              237
     Gains on Sales of Investment Securities                            187               0              187                0
     Other Operating Income                                             915             865            3,043            2,745
                                                             ---------------   -------------    -------------   --------------
        Total Noninterest Income                                      2,060           1,704            5,967            5,297
                                                             ---------------   -------------    -------------   --------------

NONINTEREST EXPENSE
     Personnel Expense                                                3,436           3,094           10,288            9,198
     Occupancy Expense                                                  311             329              970              971
     Equipment Depreciation and Maintenance                             376             322            1,075              949
     Other Operating Expense                                          2,079           2,129            6,100            6,036
                                                             ---------------   -------------    -------------   --------------
        Total Noninterest Expense                                     6,202           5,874           18,433           17,154
                                                             ---------------   -------------    -------------   --------------
     Income Before Income Taxes                                       2,939           3,285            9,743            9,980
     Income Taxes                                                       913             884            2,984            2,847
                                                             ---------------   -------------    -------------   --------------
NET INCOME                                                 $          2,026 $         2,401 $          6,759 $          7,133
                                                             ===============   =============    =============   ==============

Earnings Per Share:
     Basic                                                 $           0.24 $          0.28  $          0.80 $           0.83
     Diluted                                                           0.24            0.28             0.79             0.82

Weighted Average Shares Outstanding
     Basic                                                        8,442,872       8,527,663        8,453,990        8,573,954
     Diluted                                                      8,479,419       8,663,910        8,516,014        8,728,192

Cash Dividends Declared per Share                          $           0.14  $         0.14 $           0.42  $          0.42

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of
Changes in Shareholders' Equity
(Unaudited)
(In Thousands)

                                                                                            Accumulated
                                                                 Common                        Other             Total
                                        Common      Paid-In      Stock        Retained     Comprehensive     Shareholders'
                                         Stock      Capital     Acquired      Earnings         Income            Equity
                                     ----------------------------------------------------------------------------------------

Balances at December 31, 1998        $   43,614 $     14,903              $       14,248 $            665 $           73,430
Net Income                                                                         7,133                               7,133
Change in unrealized loss on securities
    available for sale, net of deferred
    income taxes                                                                                     (919)              (919)
                                                                                                            -----------------
        Comprehensive income                                                                                           6,214
Cash dividends declared on
    common stock                                                                  (3,593)                             (3,593)
Common stock issued for stock
    options exercised                       368          262                                                             630
Common stock acquired                    (1,360)      (3,898)                                                         (5,258)
                                     ----------------------------------------------------------------------------------------
Balances at September 30, 1999       $   42,622 $     11,267              $       17,788 $           (254)$           71,423
                                     ========================================================================================

Balances at December 31, 1999        $   42,215 $     10,151              $       18,953 $           (595)$           70,724
Net Income                                                                         6,759                               6,759
Change in unrealized loss on securities
    available for sale, net of deferred
    income taxes                                                                                      237                237
                                                                                                            -----------------
        Comprehensive income                                                                                           6,996
Common Stock Acquired for
  Directors' Deferred Plan                                   $       (796)                                              (796)
Cash dividends declared on
    common stock                                                                  (3,549)                             (3,549)
Common stock issued for stock
    options exercised                       204          129                                                             333
Common stock acquired                      (277)        (450)                                                           (727)
                                     ----------------------------------------------------------------------------------------
Balances at September 30, 2000       $   42,142 $      9,830 $       (796)$       22,163 $           (358)$           72,981
                                     ========================================================================================

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of Cash Flow
(Unaudited)
(In Thousands)

                                                                                 Nine Months Ended September 30
                                                                        ----------------------------------------------
                                                                              2000                         1999
                                                                        -----------------            -----------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                            $            6,759           $            7,133
Adjustments to reconcile net income to net cash:
  Depreciation and amortization                                                    1,020                          976
  Securities premium amortization and
    discount accretion, net                                                         (180)                          42
  (Increase) decrease in loans held for sale                                       1,510                        1,655
  Deferred income taxes                                                               24                          497
  Income taxes payable                                                               (74)                        (129)
  (Increase) decrease in income earned but not received                             (601)                        (613)
  Increase (decrease) in interest accrued but not paid                               847                           98
  Net (increase) decrease in other assets                                         (1,756)                        (935)
  Net increase (decrease) in other liabilities                                     1,138                          (33)
  Provision for loan losses                                                        1,395                          615
  Gain on sale of investment securities                                             (187)                           0
  Gain on sale of premise and equipment                                               (3)                         (26)
                                                                        -----------------            -----------------
     Net cash provided by operating activities                                     9,892                        9,280
                                                                        -----------------            -----------------

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of securities held to maturity                                         (15,132)                     (15,520)
Proceeds from maturities of securities held to maturity                           10,879                       17,741
Proceeds from sales of securities held to maturity                                     0                            0
Purchases of securities available for sale                                       (67,345)                           0
Proceeds from maturities of securities available for sale                         51,061                        6,869
Proceeds from sales of securities available for sale                                 189                            0
Net (increase) decrease in loans made to customers                               (45,148)                     (55,705)
Purchases of premises and equipment                                               (1,446)                        (800)
Proceeds from sale of premises and equipment                                          18                           54
Net (increase) decrease in federal funds sold
  and securities purchased under resale agreements                               (31,920)                       4,455
                                                                        -----------------            -----------------
  Net cash used by investing activities                                          (98,844)                     (42,906)
                                                                        -----------------            -----------------

CASH FLOW FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits,
NOW, money market and savings accounts                                            22,804                       25,032
Net increase (decrease) in time deposits                                          41,545                       11,835
Net increase (decrease) in securities
  sold under agreements to repurchase                                             25,315                         (689)
Proceeds from issuance of long term debt                                               0                       20,000
Payments on long term debt                                                        (7,700)                     (13,691)
Cash Dividends Paid                                                               (3,549)                      (3,593)
Proceeds from issuance of common stock                                               333                          630
Common stock repurchased                                                            (727)                      (5,259)
Common stock acquired for Directors' Deferred Plan                                  (796)
                                                                        -----------------            -----------------
  Net cash provided by financing activities                                       77,225                       34,265
                                                                        -----------------            -----------------

Increase (decrease) in cash and cash equivalents                                 (11,727)                         639
Cash and cash equivalents at the beginning of the period                          48,498                       43,154
                                                                        -----------------            -----------------
Cash and cash equivalents at the end of the period                    $           36,771           $           43,793
                                                                        =================            =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:
    Interest                                                      $           20,382            $           16,337
    Income Taxes                                                               3,042                         2,806

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS
  Transfer of loans to other real estate owned                    $              602            $              296
  Unrealized losses on securities available for sale:
    Change in securities available for sale                                      388                        (1,505)
    Change in deferred income taxes                                             (151)                          586
    Change in shareholders' equity                                               237                          (919)

Notes to consolidated financial statements are an integral part hereof.

                              LSB Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                  Nine Months Ended September 30, 2000 and 1999

NOTE 1.  BASIS OF PRESENTATION

         The accompanying interim unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

NOTE 2.  INVESTMENT SECURITIES

         The valuations of investment securities as of September 30, 2000 and December 31, 1999 were as follows (in thousands):

                                                                  September 30, 2000
                                                                                                       Approximate
                                                  Amortized       Unrealized          Unrealized          Market
                                                     Cost            Gains              Losses            Value
                                                 -------------    ------------        ------------     -------------

Securities held to maturity:
U.S. Treasury and other U.S.
     government agency obligations             $       40,534   $          35       $         895    $       39,674
State, county and municipal securities                 32,297             529                 431            32,395
                                                 -------------    ------------        ------------     -------------
     Total securities held to maturity         $       72,831   $         564       $       1,326    $       72,069
                                                 =============    ============        ============     =============

                                                                                                       Approximate
                                                  Amortized       Unrealized          Unrealized          Market
                                                     Cost            Gains              Losses            Value
                                                 -------------    ------------        ------------     -------------

Securities available for sale:
U.S. Treasury and other U.S.
     government agency obligations             $       74,349   $          10       $         610    $       73,749
State, county and municipal securities                    852              14                   0               866
Federal Home Loan Bank stock                            2,477               0                   0             2,477
                                                 -------------    ------------        ------------     -------------
     Total securities available for sale       $       77,678   $          24       $         610    $       77,092
                                                 =============    ============        ============     =============

                                                                     December 31, 1999
                                                                                                           Approximate
                                                     Amortized        Unrealized          Unrealized         Market
                                                       Cost             Gains               Losses            Value
                                                    ------------     -------------       -------------     ------------

Securities held to maturity:
U.S. Treasury and other U.S.
    government agency obligations                 $      34,556    $            4      $        1,306    $      33,254
State, county and municipal securities                   33,995               429                 794           33,630
                                                    ------------     -------------       -------------     ------------
    Total securities held to maturity             $      68,551    $          433      $        2,100    $      66,884
                                                    ============     =============       =============     ============

                                                                                                           Approximate
                                                     Amortized        Unrealized          Unrealized         Market
                                                       Cost             Gains               Losses            Value
                                                    ------------     -------------       -------------     ------------

Securities available for sale:
U.S. Treasury and other U.S.
    government agency obligations                 $      58,132    $           27      $        1,001    $      57,158
State, county and municipal securities                      853                 3                   4              852
Federal Home Loan Bank stock                              2,258                 0                   0            2,258
                                                    ------------     -------------       -------------     ------------
    Total securities available for sale           $      61,243    $           30      $        1,005    $      60,268
                                                    ============     =============       =============     ============

         Investment securities were sold for $189,165 and a gain of $186,545 during the period ended September 30, 2000.

         Investment securities with amortized cost of $123,676,775 and $112,938,193, as of September 30, 2000 and December 31, 1999, respectively, were pledged to secure public deposits and for other purposes.

NOTE 3.  LOANS (Table in thousands)

         A summary of consolidated loans follows:

                                                        September 30
                                                2000                       1999
                                           --------------             --------------
Commercial, financial, & agricultural    $       170,999            $       154,554
Real estate - construction                        35,619                     27,070
Real estate - mortgage                           267,117                    229,020
Installment loans to individuals                  64,172                     66,286
Lease financing                                      158                        837
Other                                             10,726                     11,873
                                           --------------             --------------
Total loans, net of unearned income      $       548,791            $       489,640
                                           ==============             ==============

         As of January 1, 1995, the Corporation adopted SFAS 114 as amended by SFAS 118 for impaired loans. The statements subject all loans to impairment recognition except for large groups of smaller-balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Corporation generally considers loans to be impaired when future payments of principal and interest are in doubt. Included in impaired loans are loans that are consistently past due, loans 90 days or more past due and nonaccrual loans. Interest income on impaired loans is recognized consistent with the Corporation's income recognition policy of daily accrual of income until the loan is determined to be uncollectible and placed in a nonaccrual status. For all impaired loans other than nonaccrual loans, year to date interest income totaling $321,484 was recorded on an accrual basis. Interest income on nonaccrual loans is recognized on a cash basis. Cash totaling $6,149 has been collected year to date on nonaccrual loans. Interest income on current nonaccrual loans that would have been recorded in accordance with the original terms of the notes was $22,474. The adoption of SFAS 114 and SFAS 118 did not have a material effect on the Corporation's financial position or results of operations and required no increase to the reserve for loan and lease losses.

         At September 30, 2000, the total investment in loans that are considered impaired under SFAS 114 was $6,111,622, including nonaccrual loans of $256,918. A related valuation allowance of $955,201 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended September 30, 2000 was approximately $6,144,530.

         At September 30, 2000, loans totaling $9,680,540 were held for sale stated at the lower of cost or market on an individual loan basis.

NOTE 4.  RESERVE FOR LOAN LOSSES (in thousands)

         The following sets forth the analysis of the consolidated reserve for loan losses:

                                                         Nine Months Ended
                                                            September 30

                                                   2000                     1999
                                                ------------             ------------
         Balances at beginning of periods     $       5,246            $       5,048
         Provision for loan losses                    1,395                      615
         Recoveries of amounts previously
             charged off                                144                      127
         Loan losses                                 (1,070)                    (550)
                                                ------------             ------------
         Balances at end of periods           $       5,715            $       5,240
                                                ============             ============

NOTE 5.  OTHER ACCOUNTING CHANGES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments that are embedded in other contracts, and for hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities on the balance sheet at their fair value. Requirements of SFAS 133 could affect the amount of an institution's recorded assets, liabilities, equity as well as its regulatory capital levels. As defined under SFAS 133, derivatives carry a designation of (a) no hedge designation, (b) fair value hedge, (c) cash flow hedge, or (d) foreign currency hedge. SFAS 133 was originally effective for fiscal periods, both years and quarters, beginning after June 15, 1999, but has now been extended by SFAS 137 to June 15, 2000. SFAS 133 has also been amended by SFAS 138, which provides additional guidance in implementing the original pronouncement. The effective date of SFAS 138 is the same as SFAS 133 for entities that have not adopted SFAS 133 before June 15, 2000. Bancshares does not presently have any derivative instruments within the definition of SFAS 133 and as such, does not anticipate any material effect on its financial position and operating results from adoption of the standard.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operations for LSB Bancshares, Inc, ("Bancshares") and its wholly owned subsidiary, Lexington State Bank ("LSB") for the three and nine months ended September 30, 2000 and 1999. The consolidated financial statements also include the accounts and results of operations of LSB's wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. ("Peoples Finance") and LSB Investment Services, Inc. ("LSB Investment Services"). This discussion and analysis is intended to complement the unaudited financial statements, footnotes and supplemental financial data in this Form 10Q, and should be read in conjunction therewith.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Net Interest Income

         The primary source of earnings for the Corporation is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.

         Total interest income of $15,647,000 for the third quarter of 2000 was up $2,309,000 or 17.3% compared to $13,338,000 for the third quarter of 1999. Total interest expense of $7,751,000 for the third quarter of 2000 was up $2,083,000 or 36.8% compared to $5,668,000 for the third quarter of 1999. These results produced net interest income of $7,896,000 for the third quarter of 2000, for a gain of $226,000 or 2.9% compared to $7,670,000 for the third quarter of 1999. Loan demand during the third quarter of 2000 remained at relatively the same pace as during the second quarter and accounted for the increase in net interest income. The Federal Reserve, which raised interest rates six times over the past year in an effort to slow the economy, relaxed its position during the third quarter. The prime interest rate, which increased three times in the second half of 1999 and another three times in the first half of 2000, has remained at 9.50% for the third quarter of 2000. Loans constitute the largest group of earning assets and therefore generate the majority of Bancshares' interest income. For the period ended September 30, 2000, Bancshares' loan portfolio increased $42,713,000 or 8.4% over December 31, 1999 and $59,151,000 or
         12.1% over September 30, 1999. For the period ended September 30, 2000, deposits increased $64,348,000 or 10.6% over December 31, 1999 and $65,577,000 or 10.9% over September 30, 1999. The cost of funds increased during the third quarter as the majority of the deposit growth came from higher rate certificates of deposit. Consequently, the bank has seen some narrowing of its interest margins during the current quarter.

Noninterest Income and Expense

         Noninterest income for the third quarter of 2000 was up $356,000 or 20.9% compared to the third quarter of 1999. Fee income related to service charges on deposit accounts for the third quarter of 2000 increased $109,000 or 13.5% compared to the third quarter of 1999. Gains on the sale of mortgage loans for the third quarter of 2000 were $41,000 compared to $31,000 for the third quarter of 1999. In the third quarter of 2000, the Bank sold stock distributed from the North Carolina Enterprise Corporation, a venture capital firm of which the bank is an investor. Consequently, a gain on sales of investment securities of $187,000 was realized. Other operating income for the third quarter of 2000 increased a modest $50,000 compared to the corresponding period of 1999.

         Noninterest expense for the third quarter of 2000 increased $328,000 or 5.6% compared to the third quarter of 1999. Personnel expense for the third quarter of the year, comprised of salaries and fringe benefits, increased $342,000 or 11.1% over the third quarter of 1999. The expense provision for employee health insurance was increased $115,000 in the third quarter of 2000 compared to the corresponding period of 1999. Occupancy expense for the third quarter decreased $18,000 or 5.5% compared to the third quarter of 1999. Equipment depreciation and maintenance expense posted an increase in the third quarter of 2000 of $54,000 or 16.8% compared to the third quarter of 1999. Other operating expense for the third quarter of 2000 decreased $50,000 or 2.3% compared to the third quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Net Interest Income

         Total interest income of $44,832,000 for the first nine months of 2000 was up $5,969,000 or 15.4% compared to $38,863,000 for the first nine months of 1999. Total interest expense of $21,228,000 for the first nine months of 2000 increased $4,817,000 or 29.4% compared to the corresponding nine months of 1999. Net interest income of $23,604,000 for the first nine months of 2000 was up $1,152,000 or 5.1% compared to $22,452,000 for the first nine months of 1999. Rising interest rates on bank time deposits during the third quarter of 2000 were contributing factors to narrowing interest margins and slowing net interest growth.

Noninterest Income and Expense

         Noninterest income for the first nine months of 2000 was up $670,000 or 12.6% compared to the first nine months of 1999. Fee income related to service charges on deposit accounts for the first nine months of 2000 was up $337,000 or 14.6% compared to the first nine months of 1999. Gains on the sale of mortgage loans for the nine month period ended September 30, 2000 were down $152,000 or 64.1% compared to the comparable period of 1999. The rising interest rate environment slowed mortgage loan growth and the subsequent sales of this product. Other operating income for the first nine months of 2000 was up $298,000 or 10.9% compared to the first nine months of 1999. The increase resulted from the Bank's bankcard division and its investment services subsidiary. The bankcard division produced increased revenue of $247,000 or 29.2% for the nine-month period ended September 30, 2000 compared to the corresponding period of 1999. Commissions generated by the investment services subsidiary increased $206,000 or 46.6% the first nine months of 2000 compared to the first nine months of 1999. The investment services subsidiary generates commission income through the sale of mutual funds, annuities and equities.

         Noninterest expense for the first nine months of 2000 increased $1,279,000 or 7.5% compared to the same period of 1999. Personnel expense for the first nine months of 2000, comprised of salaries and fringe benefits, increased $1,090,000 or 11.9% compared to the first nine months of 1999. Expense for the provision for employee health insurance for the first nine months of 2000 was increased $265,000 compared to the corresponding period of 1999. Occupancy expense for the period being compared remained relatively flat. Equipment depreciation and maintenance expense for the first nine months of 2000 increased $126,000 or 13.3%. Other operating expense increased a modest $64,000 or 1.1% the first nine months of 2000 compared to the first nine months of 1999. With the exception of the provision for employee health insurance, noninterest expenses for the reporting period were within the Bank's budgeted projections.

Asset Quality and Provision for Loan Losses

         The reserve for loan losses was $5,715,000 or 1.04% of loans outstanding at September 30, 2000 compared to $5,246,000 or 1.04% of loans outstanding at December 31, 1999 and $5,240,000 or 1.07% at September 30, 1999. Non-performing loans totaled $2,827,000 or .51% of loans outstanding at September 30, 2000 compared to $2,090,000 or .41% of loans outstanding at December 31, 1999, and $1,862,000 or .38% of loans outstanding at September 30, 1999. Nonperforming loans include nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. As of September 30, 2000, Bancshares had $47,000 in restructured loans and $1,492,000 in other real estate and $257,000 in nonaccrual loans. Accruing loans past due 90 days or more were $1,031,000 at September 30, 2000 compared to $821,000 at December 31, 1999 and $566,000 at September 30, 1999. The accrual of interest generally discontinues on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At September 30, 2000, the reserve for loan losses was 2.02 times non-performing loans, compared to 2.51 times at December 31, 1999 and 2.81 times non-performing loans at September 30, 1999.

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

         The provision for loan and lease losses that was charged to operations for the third quarter of 2000 was $815,000 compared to $215,000 for the third quarter of 1999. For the first nine months of 2000 the provision for loan and lease losses was $1,395,000 compared to $615,000 for the corresponding period in 1999. Net charge-offs amounted to $926,000, or .23% of average loans outstanding, on an annualized basis, during the first nine months of 2000. In management's opinion the quality of the loan portfolio continues to be of a high level.

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

                             ASSET QUALITY ANALYSIS

                                                                9/30/00          12/31/99            9/30/99
                                                            -------------      ------------       ------------

RESERVE FOR LOAN LOSSES
        Beginning Balance                                 $        5,246     $       5,048      $       5,048
        Provision for loan losses                                  1,395               780                615
        Net (charge-off) recoveries                                 (926)             (582)              (423)
                                                            -------------      ------------       ------------
        Ending balance                                             5,715             5,246              5,240

RISK ASSETS
        Nonaccrual loans                                  $          257     $          96      $         116
        Foreclosed real estate                                     1,492             1,036              1,036
        Restructured loans                                            47               137                144
        Loans 90 days or more past due
          and still accruing                                       1,031               821                566
                                                            -------------      ------------       ------------
        Total risk assets                                          2,827             2,090              1,862
ASSET QUALITY RATIOS
Nonaccrual loans as a percentage of total loans                    0.05%             0.02%              0.02%

Nonperforming assets as a percentage of:
        Total assets                                                0.35              0.29               0.26
        Loans plus foreclosed property                              0.51              0.41               0.38
Net charge-offs as a percentage of average loans                    0.23 X            0.12               0.12 X
Reserve for loan losses as a percentage of loans                    1.04              1.04               1.07
Ratio of reserve for loan losses to:
        Net charge-offs                                             4.63 X            9.01               9.29 X
        Nonaccrual loans                                           22.24             54.65              45.17

*N/M Denotes Non Meaningful
   X Denotes Annualized


Income Taxes

         Accrued taxes applicable to income for the nine-month period ended September 30, 2000 were $2,984,000 compared to $2,847,000 for the nine-month period ended September 30, 1999. Pretax income for the first nine months of 2000 of $9,743,000 was down $237,000 from the $9,980,000 for the first nine months of 1999. The change in accrued taxes for the periods being compared is primarily the result of the exercise of nonqualified stock options in 1999.

Capital Resources and Shareholders' Equity

         Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off-balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders' equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the reserve for loan losses and certain long-term debt. At September 30, 2000, based on these measures, Bancshares' had a Tier 1 capital ratio of 13.93% compared to the regulatory requirement of 4% and total capital ratio of 15.03% compared to an 8% regulatory requirement.

         Additional regulatory capital measures include the Tier 1 leverage ratio. The Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At September 30, 2000, Bancshares' Tier 1 leverage ratio was 9.19%.

         In November of 1998, the Board of Directors of Bancshares ("Board") approved a stock repurchase program for up to 300,000 shares of its common stock, or approximately 3.4% of its outstanding shares. The Board authorized the repurchase of shares of common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. The repurchase plan is intended to help Bancshares achieve its goal of building shareholder value and maintaining appropriate capital levels. On August 11, 1999, Bancshares approved an extension of its stock repurchase program for up to an additional 300,000 shares of its common stock, or approximately 3.5% of its then outstanding shares. During 1999, 361,498 shares were repurchased and retired at an average cost of $18.99 per share. During the first nine months of 2000, Bancshares purchased 55,333 shares under the plan at an average cost of $13.13.

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

         Based upon its view of existing and expected market conditions, ALCO adopts balance sheet strategies intended to optimize net interest income to the extent possible while minimizing the risk associated with unanticipated changes in interest rates. Core deposits have historically been the primary funding sources for asset growth. Correspondent relationships have also been maintained with several large banks in order to have access to federal funds purchases when needed. The Bank also has available lines of credit maintained with the Federal Home Loan Bank (the "FHLB"), which can be used for funding, and/or liquidity needs. The Bank has also executed a retail CD brokerage agreement, which provides an additional source for liquidity or funding needs.

         Asset/liability management also addresses liquidity positioning. Liquidity management is required in order to fund current and future extensions of credit, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. As such, it is related to interest rate sensitivity management, in that each is affected by maturing assets and liabilities. While interest sensitivity management is concerned with repricing intervals of assets and liabilities, liquidity management is concerned with the maturities of those respective balances. An appropriate liquidity position is further accomplished through deposit growth and access to sources of funds other than deposits, such as the federal funds market. Details of cash flows for the nine months ended September 30, 2000 and 1999 are provided in the Consolidated Statements of Cash Flow.

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

         Management believes that there have been no significant changes in market risk as disclosed in Bancshares' quarterly report on Form 10-Q for the period ended September 30, 2000. Management believes that the goal of avoiding material negative changes in net income as a result of changing interest rates has been accomplished.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         A. Exhibits

         During the third quarter of 2000, the Corporation filed the following:

                (27)       Financial Data Schedule (for SEC use only)

         B. Reports on Form 8-K

         The Corporation did not file any reports on Form 8-K during the nine months ended September 30, 2000.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date  November 13, 2000                 LSB BANCSHARES., INC.
                                        ----------------------------------------
                                        (Registrant)


                                        By: /s/ Monty J. Oliver
                                            ------------------------------------
                                            Monty J. Oliver
                                            Chief Financial Officer
                                            Principal Accounting Officer