Form 10-K
period 2000-12-31
LSB BANCSHARES INC /NC/
filed 2001-03-19
CIK 714530

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 29549


                                    FORM 10-K

================================================================================
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000
                         Commission File Number 0-11448

================================================================================


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

         The aggregate market value (average of the bid and asked prices) of the voting stock held by nonaffiliates of the registrant as of January 31, 2001 was $122,275,948 and the number of shares outstanding was 8,432,824.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference into Parts I and II of this report. Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2001 are incorporated by reference into Part III of this report.

                        FORM 10-K CROSS-REFERENCE INDEX


This 2000 Annual Report and Form 10-K of the registrant incorporates into a single document the 2000 Annual Report to Shareholders and the Annual Report on Form 10-K for the year ended December 31, 2000 filed by the registrant with the Securities and Exchange Commission. This Form 10-K Annual Report incorporates by reference certain information contained in the Annual Report to Shareholders and portions of the registrant's Proxy Statement relating to the 2001 Annual Meeting of Shareholders as is reflected in the following Cross-Reference Index.

                INCORPORATED BY REFERENCE INTO THE FOLLOWING ITEMS                        INFORMATION APPEARING ON
                                OF FORM 10-K                                             THE FOLLOWING PAGES OF THE:
-------------------------------------------------------------------------------      ----------------------------------
                                                                                       ANNUAL REPORT    PROXY STATEMENT
                                      PART I
Item 1.    Business.............................................................       12, 15-24.......................
Item 2.    Properties...........................................................       12, 31, 34 (Notes 5 and 15).....
Item 3.    Legal Proceedings....................................................       32 (Note 8).....................
Item 4.    Submission of Matters to a Vote of Security Holders (None)...........

                                      PART II

Item 5.    Market for Registrant's Common Equity and Related
           Shareholder Matters..................................................       45..............................
Item 6.    Selected Financial Data..............................................       13..............................
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations............................................       15-24...........................
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...........       16-20, 33 (Note 13).............
Item 8.    Financial Statements and Supplementary Data..........................       25-36
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (None)......................................

                                     PART III

Item 10.   Directors and Executive Officers of the Registrant...................       41, 42..........................
Item 11.   Executive Compensation...............................................       .............................6-8
Item 12.   Security Ownership of Certain Beneficial Owners and Management.......       .............................3-5
Item 13.   Certain Relationships and Related Transactions.......................       ...........................17-18

                                      PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K:
           (a) The following documents to be filed as part of the Form 10-K:
               (1) Financial Statements:
                   Independent Accountants' Audit Report........................       37..............................
                   Consolidated Balance Sheets - December 31, 2000 and 1999.....       25..............................
                   Consolidated Statements of Income - Years Ended
                     December 31, 2000, 1999 and 1998...........................       26..............................
                   Consolidated Statements of Changes in Shareholders' Equity
                     Years Ended December 31, 2000, 1999 and 1998...............       27..............................
                   Consolidated Statements of Cash Flows - Years Ended
                     December 31, 2000, 1999 and 1998...........................       28..............................
                   Notes to Consolidated Financial Statements...................       29-36...........................
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

               INCORPORATED BY REFERENCE INTO THE FOLLOWING ITEMS
                                  OF FORM 10-K

                                     PART IV

Item 14.          4.1      Specimen certificate of common stock, $5.00 par
(cont'd)                   value, which is incorporated by reference to
                           Exhibit 4 of the registrant's Registration Statement on Form S-1 (File No. 2-99312).

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

                  13       2000 Annual Report to Shareholders.

                  21.      List of Subsidiaries at December 31, 2000.

                  23.      Consent of Turlington and Company, L.L.P.


         (b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the last quarter covered by this report.

DESCRIPTION OF BUSINESS


REGISTRANT
LSB Bancshares, Inc. ("Bancshares") is a bank holding company headquartered in Lexington, North Carolina and registered under the Bank Holding Company Act of 1956, as amended. Bancshares' principal business is providing banking and other financial services through its banking subsidiary. Incorporated on July 1, 1983, Bancshares is the parent holding company of Lexington State Bank ("LSB"), a North Carolina-chartered commercial bank. The principal assets of Bancshares are all outstanding shares of LSB common stock. At December 31, 2000, Bancshares and its subsidiary had consolidated assets of $796 million and 352 employees.

SUBSIDIARY BANK
LSB is chartered under the laws of the state of North Carolina to engage in the business of general banking. Founded in 1949, LSB offers a complete array of services in commercial banking including accepting deposits, corporate cash management, discount brokerage, IRA plans, secured and unsecured loans and trust functions through twenty-two offices in thirteen communities located in Davidson, Forsyth and Stokes counties in North Carolina. LSB operates the only independent trust department in Davidson County, providing estate planning, estate and trust administration, IRA trusts, personal investment accounts and pension and profit-sharing trusts.

NON-BANK SUBSIDIARIES
LSB has two wholly-owned non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. ("Peoples Finance") and LSB Investment Services, Inc. ("LSB Investment Services"). Peoples Finance was acquired by LSB on January 1, 1984 and operates as a finance company licensed under the laws of the State of North Carolina. Peoples Finance operates from two offices located in Lexington and King, North Carolina with seven employees. As a finance company, Peoples Finance offers secured and unsecured loans to individuals up to a maximum of $10,000, as well as dealer originated loans.

LSB Investment Services was incorporated under the laws of the State of North Carolina in 1994 and began operations on December 1, 1994. It offers a full range of uninsured, nondeposit investment products, including mutual funds, annuities, stocks and bonds. LSB Investment Services operates from offices located within LSB's home office, the National Highway office and the Stratford Road office with five employees. LSB Investment Services offers products through Uvest Investment Services, an independent broker-dealer, which is a member of the National Association of Securities Dealers and the Securities Investor Protection Corporation. Investments are neither deposits nor obligations of Lexington State Bank, nor are they guaranteed or insured by any depository institution, the FDIC, or any other government agency.

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

In addition, LSB operates twenty-two branch offices and seven off-premise automated teller locations. Eleven branches are owned by LSB, while eleven branches and the off-premise ATM locations are leased. LSB's leased properties are subject to leases that expire on various dates from February 1, 2001 to February 28, 2010. Peoples Finance operates from a 1,800 square foot, one-story building located at 203 East Center Street in Lexington, which it owns and a 500 square foot, one-story building located at 607 South Main Street in King, which it leases. LSB Investment Services leases 800 square feet within the principal office building of LSB. Except as described herein, Bancshares, LSB, Peoples Finance and LSB Investment Services own all properties free and clear of encumbrances.

SUMMARY OF
SELECTED FINANCIAL DATA

                                                                       Years Ended December 31

(In thousands, except per share data and ratios)         2000        1999        1998        1997        1996
---------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS

  Interest income ..................................   $ 60,943    $ 52,441    $ 49,657    $ 45,467    $ 40,192
  Interest expense .................................     29,202      22,373      21,682      19,547      16,536
                                                       --------    --------    --------    --------    --------
  Net interest income ..............................     31,741      30,068      27,975      25,920      23,656
  Provision for loan losses ........................      2,550         780         770         785         805
                                                       --------    --------    --------    --------    --------
  Net interest income
    after provision for loan losses ................     29,191      29,288      27,205      25,135      22,851
  Noninterest income ...............................      8,063       7,187       6,585       5,389       4,639
  Noninterest expense ..............................     24,540      23,068      21,151      20,426      17,907
                                                       --------    --------    --------    --------    --------
  Income before income taxes .......................     12,714      13,407      12,639      10,098       9,583
  Income taxes .....................................      3,919       3,927       3,959       3,336       2,718
                                                       --------    --------    --------    --------    --------
  Net income .......................................   $  8,795    $  9,480    $  8,680    $  6,762    $  6,865
                                                       ========    ========    ========    ========    ========
  Cash dividends declared ..........................   $  4,729    $  4,775    $  3,658    $  2,712    $  2,158
                                                       ========    ========    ========    ========    ========

SELECTED YEAR-END ASSETS
AND LIABILITIES

  Investment securities ............................   $125,332    $128,819    $143,843    $105,616    $128,101
  Loans, net of unearned income ....................    549,065     506,078     436,014     396,991     355,893
  Assets ...........................................    795,570     727,759     679,006     616,265     551,845
  Deposits .........................................    671,976     605,422     567,327     503,025     464,921
  Shareholders' equity .............................     74,243      70,724      73,430      67,527      62,862

RATIOS (AVERAGES)

  Net income to total assets .......................       1.13%       1.35%       1.35%       1.16%       1.32%
  Net income to shareholders' equity ...............      12.04       13.14       12.30       10.31       11.36
  Dividend payout ..................................      53.78       50.36       42.14       40.11       31.43
  Shareholders' equity to total assets .............       9.41       10.28       10.96       11.21       11.62

PER SHARE DATA*
  Earnings Per Share:
     Basic .........................................   $   1.04    $   1.11    $   1.00    $    .78    $    .80
     Diluted .......................................       1.03        1.09         .98         .77         .79
  Cash dividends declared ..........................        .56         .56         .42         .35         .25
  Book value at end of year ........................       8.80        8.38        8.42        7.79        7.29


   *Per share data has been restated in this table to give effect to the five for four stock splits paid February 16, 1998 and February 15, 1996.

AVERAGE BALANCES AND
NET INTEREST INCOME ANALYSIS

Table 1
Fully taxable equivalent basis(1) (In thousands)


                                                2000                             1999                             1998
                                              Interest                         Interest                         Interest
                                   Average    Income/    Average     Average   Income/     Average   Average     Income/   Average
                                   Balance    Expense   Yield/Rate   Balance   Expense   Yield/Rate  Balance     Expense  Yield/Rate
                                  --------------------------------------------------------------------------------------------------
Earning assets:
 Loans and leases
  receivable, net(2) ..........   $ 535,631   $ 49,440      9.23%    $473,675  $ 42,520     8.98%   $415,463    $ 39,112     9.41%
 Taxable securities ...........     108,069      6,358      5.88       95,490     5,455     5.71      96,486       5,544     5.75
 Tax exempt securities ........      33,995      2,358      6.94       35,317     2,579     7.30      33,116       2,550     7.70
 Federal Home Loan
  Bank ........................       2,411        188      7.80        2,096       157     7.49       2,228         165     7.41
 Interest-Bearing Bank
  Balances ....................       6,869        424      6.17        9,714       459     4.73      21,876       1,087     4.97
 Federal funds sold and
  securities purchased under
  resale agreements ...........      43,820      2,775      6.33       39,120     1,975     5.05      33,956       1,903     5.60
                                  ---------   --------               --------  --------             --------    --------
  Total earning assets ........     730,795     61,543      8.42      655,412    53,145     8.11     603,125      50,361     8.35
Non-earning assets:
 Cash and due from banks ......      30,560                            32,446                         25,322
 Premises and equipment .......      11,452                            11,461                         11,516
 Other assets .................       8,517                             7,706                          9,103
 Reserve for loan losses ......      (5,538)                           (5,211)                        (4,799)
                                  ---------   --------               --------  --------             --------    --------
  Total assets ................   $ 775,786   $ 61,543               $701,814  $ 53,145             $644,267    $ 50,361
                                  =========   ========               ========  ========             ========    ========

Interest-bearing liabilities:
 Savings and time
  deposits ....................   $ 569,038   $ 25,664      4.51%    $516,346  $ 20,314     3.93%   $466,874    $ 19,727     4.23%
 Securities sold under
   agreements to
   repurchase .................      17,367      1,008      5.80        3,852       154     4.00       6,027         234     3.88
 Borrowings from Federal
   Home Loan Bank .............      40,650      2,530      6.22       34,790     1,905     5.48      30,731       1,721     5.60
                                  ---------   --------               --------  --------             --------    --------
 Total interest-bearing
   liabilities ................     627,055     29,202      4.66      554,988    22,373     4.03     503,632      21,682     4.31
 Other liabilities and
 shareholders' equity:
  Demand deposits .............      70,937                            70,904                         65,271
  Other liabilities ...........       4,767                             3,749                          4,779
  Shareholders' equity ........      73,027                            72,173                         70,585
                                  ---------   --------               --------  --------             --------    --------
   Total liabilities and
    shareholders'
    equity ....................   $ 775,786   $ 29,202               $701,814  $ 22,373             $644,267    $ 21,682
                                  =========   ========               ========  ========             ========    ========

Net interest income and
 net interest margin(3) .......               $ 32,341      4.43%              $ 30,772     4.70%               $ 28,679     4.76%
                                              ========      ====               ========     ====                ========     ====

 Interest rate spread(4) ......                             3.76%                           4.08%                            4.04%
                                                            ====                            ====                             ====

(1) Income related to securities and loans exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.
(2) The average loans and leases receivable balances include non-accruing loans. Loan fees of $1,395, $1,619 and $1,606 for 2000, 1999 and 1998, respectively, are included in interest income.
(3) Net interest margin is computed by dividing net interest income by average earning assets.
(4) Earning assets yield minus interest-bearing liability rate.

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF OPERATIONS AND
FINANCIAL CONDITION


Management's discussion as presented herein is intended to provide an overview of the changes in financial condition and results of operation for LSB Bancshares, Inc. ("Bancshares") and its wholly-owned subsidiary, Lexington State Bank ("LSB") for the years 2000, 1999 and 1998. The consolidated financial statements also include the accounts and results of operations of LSB's wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. ("Peoples Finance") and LSB Investment Services, Inc. ("LSB Investment Services"). This discussion and analysis is intended to provide pertinent information in the areas of liquidity, capital resources, results of operation, financial position, asset quality and interest sensitivity. It should be read in conjunction with the audited financial statements, notes and supplemental tables provided herein.

Management's discussion contains certain forward-looking statements related to anticipated future operating and financial performance. These forward-looking statements are based on estimates, beliefs and assumptions made by management and are not guarantees of future performance. Actual results may differ from those expressed or implied as the result of various factors, among which are movements in interest rates, competitive product pressures, changes in economic conditions, and changes in regulatory policies.

SUMMARY

Consolidated net income for 2000 totaled $8.795 million, which generated diluted earnings per share of $1.03, compared to net income for 1999 of $9.480 million or $1.09 diluted earnings per share. Net income for 1998 was $8.680 million or diluted earnings per share of $.98. Higher provision for loan losses, as well as an increased provision for employee health insurance affected earnings for the year 2000. The loan loss provision for 2000 was increased $1.770 million over 1999 while the provision for employee health insurance was increased $355,000. Excluding the effects of these charges, Bancshares' net income for 2000 would have been $10.081 million or $1.19 per diluted share.

Bancshares' operating results for the year reflected strong revenue growth with increases in net interest income of 5.6% and noninterest income of 12.2%, while noninterest expenses were held to a 6.4% increase. Bancshares expects expense growth to moderate going forward as it continues to initiate technology enhancements.

Interest rates rose steadily during the first half of 2000, following increases during the second half of 1999. In February 2000, the prime interest rate increased 25 basis points to 8.75%, followed by an increase of 25 basis points in March and a 50 basis point increase in May. The prime interest rate at year-end was 9.50% compared to 8.50% and 7.75% in 1999 and 1998, respectively.

                        VOLUME AND RATE VARIANCE ANALYSIS


                                                                       2000                                  1999
Table 2
                                                         Volume        Rate       Total        Volume          Rate       Total
Fully taxable equivalent basis(1) (In thousands)    Variance(2)  Variance(2)   Variance   Variance(2)   Variance(2)    Variance
                                                    -----------------------------------   -------------------------------------
Interest income:
Loans receivable .................................    $ 5,706      $ 1,214     $ 6,920      $ 5,264       $(1,856)      $ 3,408
Taxable investment securities ....................        737          166         903          (53)          (36)          (89)
Tax exempt investment securities .................        (95)        (126)       (221)         165          (136)           29
Federal Home Loan Bank ...........................         24            7          31          (10)            2            (8)
Interest-Bearing Bank Balances ...................       (154)         119         (35)        (578)          (50)         (628)
Federal funds sold ...............................        257          543         800          271          (199)           72
                                                      -------      -------     -------      -------       -------       -------
   Total interest income .........................      6,475        1,923       8,398        5,059        (2,275)        2,784
                                                      -------      -------     -------      -------       -------       -------
Interest expense:
Savings and time deposits ........................      2,187        3,163       5,350        2,030        (1,443)          587
Securities sold under agreements to repurchase ...        757           97         854          (87)            7           (80)
Borrowings from Federal Home Loan Bank ...........        347          278         625          222           (38)          184
                                                      -------      -------     -------      -------       -------       -------
   Total interest expense ........................      3,291        3,538       6,829        2,165        (1,474)          691
                                                      -------      -------     -------      -------       -------       -------
Increase (decrease) in net interest income .......    $ 3,184      $(1,615)    $ 1,569      $ 2,894       $  (801)      $ 2,093
                                                      =======      =======     =======      =======       =======       =======

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

Return on average assets for 2000 was 1.13%, compared to 1.35% for 1999 and 1998. Return on average shareholders' equity was 12.04% for 2000 compared to 13.14% for 1999 and 12.30% for 1998.

For 2000, net interest income increased $1.673 million or 5.6% compared to $2.093 million or 7.5% in 1999 and $2.055 million or 7.9% in 1998. Noninterest income in 2000 increased $876,000 or 12.2% compared to $602,000 or 9.1% in 1999 and $1.196 million or 22.2% in 1998. Noninterest expense for 2000 increased $1.472 million or 6.4% while increasing $1.917 million or 9.1% in 1999 and $725,000 or 3.5% in 1998.

Total assets grew $67.811 million or 9.3% in 2000 compared to 1999, which was up $48.753 million or 7.2% from 1998. Asset growth for 1998 was $62.741 million or 10.2%. Loan growth for 2000 was $42.987 million or 8.5% compared to $70.064 million or 16.1% for 1999 and $39.023 million or 9.8% for 1998. Deposit growth in 2000 posted a gain of $66.554 million or 11.0% compared to gains of $38.095 million or 6.7% in 1999 and $64.302 million or 12.8% in 1998.

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

Cash and cash equivalents, maturing investments and loans, and securities available for sale are principal sources of liquidity for LSB. Correspondent relationships are also maintained with several large banks in order to have access to federal funds purchases as a secondary source of liquidity. LSB also has available lines of credit maintained with the Federal Home Loan Bank of Atlanta which can be used for funding and/or liquidity needs. This credit is collateralized by a blanket lien on qualifying loans

INTEREST SENSITIVITY ANALYSIS(1)


                                                                                      December 31, 2000
TABLE 3
                                                                                            Total
(In thousands)                                          1 - 90     91 - 180     181-365  Sensitive        1 - 5                 Over
                                                           Day          Day         Day     Within         Year               5-Year
                                                     Sensitive    Sensitive   Sensitive   One Year    Sensitive  Sensitive     Total
                                                     -------------------------------------------------------------------------------
Interest-earning assets:
Loans, net of unearned income .....................  $ 150,899    $  37,777    $ 73,241   $ 261,917    $234,395   $ 52,753  $549,065
U.S. Treasury securities ..........................        999        2,005       4,022       7,026      14,156               21,182
U.S. government agencies obligations ..............      1,999        1,498       9,569      13,066      53,422      2,000    68,488
Obligations of states and political subdivisions ..        707        2,370                   3,077       5,830     24,278    33,185
Federal Home Loan Bank ............................      2,477                                2,477                            2,477
Interest-Bearing Bank Balances ....................      7,757                                7,757                            7,757
Federal funds sold ................................     69,555                               69,555                           69,555
                                                     ---------    ---------    --------   ---------    --------   --------  --------
   Total interest-earning assets ..................  $ 234,393    $  43,650    $ 86,832   $ 364,875    $307,803   $ 79,031  $751,709
                                                     =========    =========    ========   =========    ========   ========  ========

Interest-bearing liabilities:
N.O.W. account deposits ...........................  $ 110,987                            $ 110,987                         $110,987
Money market deposits(2) ..........................     52,573                               52,573    $122,234              174,807
Regular savings deposits(2) .......................      5,086                                5,086      27,746               32,832
Time deposits .....................................     83,024    $  90,400    $ 74,623     248,047      29,715              277,762
Securities sold under agreements to repurchase ....      3,002                                3,002                            3,002
Borrowing from Federal Home Loan Bank .............      2,150                                2,150      20,300   $ 18,000    40,450
                                                     ---------    ---------    --------   ---------    --------   --------  --------

   Total interest-bearing liabilities .............  $ 256,822    $  90,400    $ 74,623   $ 421,845    $199,995   $ 18,000  $639,840
                                                     =========    =========    ========   =========    ========   ========  ========

Interest sensitivity gap ..........................  $ (22,429)   $ (46,750)   $ 12,209   $ (56,970)
Ratio of interest-sensitive assets/
  interest-sensitive liabilities ..................        .91          .48        1.16         .86

(1) Interest sensitivity is computed using assets and liabilities having interest rates that can be adjusted during the period indicated.
(2) Maturity of deposits without a contractual maturity date was computed using an asset/liability simulation model.

                   SUMMARY OF INVESTMENT SECURITIES PORTFOLIO


Table 4                                             December 31, 2000           December 31, 1999        December 31, 1998
(In thousands)                                    Carrying       Market       Carrying      Market      Carrying       Market
                                                     Value        Value          Value       Value         Value        Value
                                                  ---------------------       --------------------      ---------------------
U.S. Treasury securities......................... $ 21,076     $ 21,188       $ 27,622    $ 27,405       $ 36,668    $ 37,510
U.S. government agencies obligations.............   68,592       68,440         64,630      62,577         66,558      66,683
Mortgage-backed obligations......................        0            0            436         430            716         713
Obligations of state and political subdivisions..   33,154       33,956         34,848      34,482         36,642      38,247
Federal Home Loan Bank...........................    2,477        2,477          2,258       2,258          2,169       2,169
                                                  --------     --------       --------    --------       --------    --------
  Total securities............................... $125,299     $126,061       $129,794    $127,152       $142,753    $145,322
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

Asset/Liability management includes analyzing interest sensitivity, which pertains to possible changes in the rates of certain assets and liabilities before their scheduled maturities. The asset/liability management process also seeks to match maturities and repricing opportunities of interest-sensitive assets and liabilities to minimize risk of interest rate movements. Full discussion of the effects of these respective portfolios on LSB's performance for 2000 can be found under the headings of Earning Assets and Interest-Bearing Liabilities. The interest sensitivity schedule analyzing the interest rate risk as of December 31, 2000 is presented in Table 3. Within this analysis, projected runoff of deposits that do not have a contractual maturity date was computed using the bank's asset/liability simulation model. As interest sensitivity is continually changing, Table 3 reflects LSB's balance sheet position at one point in time and is not necessarily indicative of its position on other dates. On December 31, 2000 the one-year cumulative interest sensitivity gap was a negative $56.970 million for a ratio of interest-sensitive assets to interest-sensitive liabilities of .86.

Asset/liability management also addresses liquidity positioning. Liquidity management is required in order to fund current and future extensions of credit, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. As such, it is related to interest rate sensitivity management, in that each is affected by maturing assets and liabilities. While interest sensitivity management is concerned with repricing intervals of assets and liabilities, liquidity management is concerned with the maturities of those respective balances. An appropriate liquidity position is further accomplished through deposit growth and access to sources of funds other than deposits, such as the federal funds market. Traditionally, LSB has been a seller of excess investable funds in the federal funds market and uses these funds as a part of its liquidity management. Net cash provided by operating activities, a primary source of liquidity, was $13.961 million in 2000 compared to $13.658 million in 1999 and $3.462 million in 1998. Details of cash flows for the years 2000, 1999 and 1998 are provided in the Consolidated Statements of Cash Flows.

NET INTEREST INCOME

Net interest income represents the dollar amount by which interest generated from earning assets exceeds the cost of funds and is the primary source of revenue for LSB. Earning assets for LSB consist primarily of loans and investment securities while its cost of funds is the interest paid on interest-bearing deposits and borrowed funds. Net interest income is affected by various factors, among which are the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned and paid on those assets and liabilities. Table 1 provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three years ended December 31, 2000, 1999 and 1998. Tax-exempt income has been adjusted so that it will be comparable to taxable income.

For 2000, tax-equivalent net interest income totaled $32.341 million compared to $30.772 million for 1999 and $28.679 million for 1998. The increase in net interest income during 2000 resulted from increased interest income on loans, which was up $6.920 million; taxable securities were up $903,000 and Federal funds sold which were up $800,000. During the same period, higher interest rates on deposits and borrowed funds, along with increased volumes, resulted in an increase of $6.829 million in total cost of funds.

The net interest margin is calculated on a tax-equivalent basis by dividing net interest income by average earning assets. For 2000, the tax-equivalent net interest margin was 4.43% compared to 4.70% for 1999 and 4.76% for 1998. Interest rates began to increase the second half of 1999 as the Federal Reserve attempted to slow the economy. These increases continued through the first half of 2000. While this interest rate environment increased the overall yield on earning assets, it dramatically affected LSB's cost of funds. The average yield on earning assets increased 31 basis points in 2000 while the average rate on interest-bearing liabilities increased 63 basis points. This placed the interest rate spread at 3.76% for 2000 compared to 4.08% for 1999 and 4.04% for 1998.

Average loan volume and yield increased in 2000 producing favorable results for LSB's net interest income. Total average earning assets in 2000 increased $75.383 million or 11.5% compared to $52.287 million or 8.7% in 1999. Total average interest-bearing liabilities increased $72.067 million or 13.0% compared to $51.356 million or 10.2% in 1999. The decrease in the net interest margin in 2000 was principally due to a more rapid increase in the average rate paid on interest-bearing liabilities than that experienced on average yield on earning assets. A more detailed discussion of the volume and rate variance is held under the sections of Earning Assets and Interest-Bearing Liabilities. An analysis of volume and rate changes is presented in Table 2.

EARNING ASSETS

Average earning assets gained $75.383 million or 11.5% in 2000 compared to $52.287 million or 8.7% in 1999 and $56.615 million or 10.4% in 1998. The loan portfolio accounted for the majority of this gain with an increase of $61.956 million or 13.1% in 2000 compared to increases of $58.212 million or 14.0% in 1999 and $35.791 million or 9.4% in 1998.

                              INVESTMENT SECURITIES
                           PORTFOLIO MATURITY SCHEDULE

                                                            December 31, 2000
Table 5
                                                                        Weighted
(In thousands)                                            Carrying       Average
                                                             Value      Yield(1)
                                                          ----------------------
U.S. Treasury securities:
 Within one year ....................................     $  6,999       6.78%
 One to five years ..................................       14,077       6.20
                                                          --------
  Total .............................................       21,076       6.39
                                                          --------
U.S. government agencies obligations:
 Within one year ....................................       13,109       5.79
 One to five years ..................................       53,483       6.38
 Five to ten years ..................................        2,000       7.61
                                                          --------
  Total .............................................       68,592       6.31
                                                          --------

Obligations of states and political subdivisions:
 Within one year ....................................        3,078      10.32
 One to five years ..................................        5,821       8.71
 Five to ten years ..................................       12,871       8.35
 After ten years ....................................       11,384       7.65
                                                          --------
  Total .............................................       33,154       8.35
                                                          --------
Federal Home Loan Bank ..............................        2,477       7.75
                                                          --------
Total securities ....................................     $125,299       6.87
                                                          ========

(1)Income related to securities and loans exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

Table 2, Volume and Rate Variance Analysis, distinguishes between the changes in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume variance) and changes in average interest rates (rate variance). Any changes attributable to both volume and rate have been allocated proportionately.

Increasing interest rates and continued loan demand in 2000 resulted in a positive variance for loans receivable in both volume and rate. With a 13.1% increase in average loans outstanding in 2000 compared to 1999, the variance related to volume was $5.706 million. The average yield on loans receivable increased 25 basis points in 2000 creating a rate variance of $1.214 million.

The total average balance of the investment securities portfolio in 2000 was $142.064 million, up $11.257 million or 8.6% from 1999. Investment securities held-to-maturity at December 31, 2000 was $72.828 million compared to $68.551 million at December 31, 1999. The investment portfolio of available-for-sale securities at December 31, 2000 was $52.504 million compared to $60.268 million at December 31, 1999.

The average balance of the taxable investment securities portfolio in 2000 increased $12.579 million or 13.2% over 1999 and resulted in a positive volume variance of $737,000. Yields on the portfolio increased 17 basis points in 2000 producing a rate variance of $166,000. The total earnings variance for taxable securities was $903,000. The average balance of the tax-exempt securities portfolio declined $1.322 million or 3.7% from 1999 levels, while yields dropped 36 basis points in 2000 producing a negative total variance of $221,000.

Funds maintained with the Federal Home Loan Bank, on average, increased slightly in 2000 producing a positive volume variance of $24,000, while an increase of 31 basis points in the yield resulted in a positive $7,000 rate variance.

Balances of short-term investments in interest bearing accounts with bank approved institutions were reduced during 2000 creating a negative volume variance of $154,000. Average yields on these investments increased 144 basis points in 2000 producing a positive rate variance of $119,000.

Overnight investments in federal funds sold and securities purchased under resale agreements increased in average balances during 2000 by $4.700 million or 12.0% compared to 1999. This resulted in a positive volume variance of $257,000. Yields on these overnight investments increased 128 basis points in 2000 resulting in a positive rate variance of $543,000.

As of the latest reported period, LSB is not aware of any issuer (and the aggregate book value and aggregate market value of the securities of such issuer), where the aggregate book value

AVERAGE TOTAL DEPOSITS

Table 6                                      2000                        1999                        1998

(In thousands)                       Average      Average        Average      Average        Average       Average
                                     Balance         Rate        Balance         Rate        Balance          Rate
                                    ---------------------       ---------------------       ----------------------
Demand deposits ..............      $ 70,937                    $ 70,904                    $ 65,271
N.O.W. account deposits ......       110,556         2.02%       103,411         2.09%        96,809          2.44%
Money market deposits ........       168,160         4.65        156,144         4.00        113,798          4.05
Regular savings deposits .....        34,307         1.83         36,592         1.66         44,285          1.77
Time deposits ................       256,015         5.86        220,199         5.07        211,982          5.65
                                    --------                    --------                    --------
 Total deposits(1) ...........      $639,975                    $587,250                    $532,145
                                    ========                    ========                    ========


                                                                        December 31, 2000

                                                               Over 3         Over 6
                                                3 Months       Through       Through       Over 12
                                                 Or Less      6 months     12 months        Months        Total
                                                ---------------------------------------------------------------
Time deposit maturity schedule:(2)
Time deposits of $100,000 or more ...........    $35,900       $27,134       $16,378          $311      $79,723

(1)      The bank has no deposits in foreign offices.
(2) The bank has no other time deposits of $100,000 or more issued by domestic offices.


of such securities exceeds ten percent of the registrant's shareholders' equity.


INTEREST BEARING LIABILITIES

Average interest-bearing liabilities gained $72.067 million or 13.0% in 2000 compared to $51.356 million or 10.2% in 1999 and $49.203 million or 10.8% in 1998. The average rate paid on interest-bearing liabilities increased 63 basis points in 2000 following a decline of 28 basis points in 1999.

The majority of LSB's interest-bearing liabilities consist of savings and time deposits. In 2000, average deposits increased $52.692 million or 10.2% compared to $49.472 million or 10.6% in 1999 and $41.385 million or 9.7% in 1998. The average interest rate paid on these deposits increased 58 basis points in 2000 following a 30 basis point decrease in 1999. The total variance for 2000 for savings and time deposits was $5.350 million with $2.187 million attributable to volume variance and $3.163 million attributable to rate variance.

The schedule for average deposits is presented in Table 6 for years 2000, 1999 and 1998. Time deposits had the largest increase in average balances for 2000 with a gain of $35.816 million or 16.3% over 1999. The average rate paid on these deposits increased 79 basis points compared to 1999. Money market deposits increased $12.016 million in 2000 with the average rate paid increasing 65 basis points. In 2000, N.O.W. account deposits gained $7.145 million or 6.9% over 1999. The average rate paid on these deposits dropped seven basis points in 2000. Regular savings deposits decreased in average balances in 2000 by $2.285 million or 6.2% while the average rate paid these depositors increased 17 basis points.

Securities sold under agreements to repurchase account for a relatively small portion of total interest-bearing liabilities for LSB. In 2000, however, the average balance of securities sold under agreements to repurchase increased $13.515 million with the influx of short-term funds. The interest rates paid on these short-term funds also rose in 2000 to be 180 basis points over those paid in 1999. Total variance for 2000 for these liabilities was $854,000, with $757,000 attributable to volume variance and $97,000 attributable to rate variance.

Average borrowed funds from the Federal Home Loan Bank in 2000 were $40.650 million, an increase of $5.860 million or 16.8% over 1999. As shown in the Volume and Rate Variance Analysis, Table 2, this produced a volume variance of $347,000, while the 74 basis point increase in the 2000 rate paid on these borrowings created a $278,000 rate variance.


CAPITAL RESOURCES AND SHAREHOLDERS' EQUITY

The Board of Directors ("Board") of Bancshares approved a stock repurchase program in November of 1998 for up to 300,000 shares of its common stock. This represented approximately 3.4% of its outstanding shares at that time. The
Board authorized the repurchase of shares of common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. The repurchase plan assisted in the goal of building shareholder value and maintaining appropriate capital levels. In August 1999, the Board approved an extension of the stock repurchase program for up to an additional 300,000 shares of Bancshares' common stock, or approximately 3.5% of the out-standing shares. In calendar year 2000, Bancshares repurchased 57,283 shares under the Plan at an average cost of $13.15. Total repurchase of shares under the Plan, as of December 31, 2000 has been 423,781 shares at an average cost of $18.43 per share. Shareholders' equity at December 31, 2000, was $74.243 million, an increase of 5.0% compared to December 31, 1999. Average shareholders' equity as a percentage of average total assets at December 31 was 9.41% in 2000 compared to 10.28% in 1999 and 10.96% in 1998.

Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders' equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the reserve for loan losses and certain long-term debt. At December 31, 2000, based on these measures, Bancshares' had a Tier 1 capital ratio of 13.98% compared to the regulatory requirement of 4% and a total capital ratio of 15.11% compared to an 8% regulatory requirement.

Additional regulatory capital measures include the Tier 1 leverage ratio. Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At December 31, 2000, Bancshares' Tier 1 leverage ratio was 9.21%.

The number of shareholders holding Bancshares stock totaled approximately 6,100 at December 31, 2000. Participants in Bancshares' dividend reinvestment plan total 1,572 representing 25.8% of total shareholders and held a total of 721,509 shares.


NONINTEREST INCOME

Noninterest income for 2000 increased $876,000 or 12.2% compared to an increase of $602,000 or 9.1% in 1999 and an increase of $1.196 million or 22.2% in 1998. Service charges on deposit accounts for 2000 increased $445,000 or 14.0% compared to increases of $455,000 or 16.8% in 1999 and $166,000 or 6.5% in 1998.
The realized gains from the sale of mortgage loans in 2000 totaled $145,000 compared to $273,000 in 1999 and $328,000 in 1998. Other operating income increased $372,000 or 9.9% in 2000 compared to increases of $202,000 or 5.7% in 1999 and $856,000 or 31.9% in 1998. Financial statement Note 9 details material items contained in other operating income. Bankcard income generated


SUMMARY OF LOAN PORTFOLIO

Table 7
(In thousands)
                                                       2000          1999          1998          1997          1996
                                                   ----------------------------------------------------------------
Commercial, financial and agricultural ......      $172,058      $153,252      $144,955      $132,181      $131,235
Real estate - construction ..................        36,058        28,130        19,131        12,978        10,493
Real estate - mortgage ......................       267,735       250,173       206,068       185,384       145,845
Installment loans to individuals ............        64,161        65,882        62,747        62,909        60,181
Lease financing .............................           168           820           978           792           678
Other .......................................         8,885         7,821         2,135         2,747         7,461
                                                   --------      --------      --------      --------      --------
Total loans, net of unearned income .........      $549,065      $506,078      $436,014      $396,991      $355,893
                                                   ========      ========      ========      ========      ========

(*) The bank has no foreign loan activity.


MATURITIES AND SENSITIVITIES OF
LOANS TO CHANGES IN INTEREST RATES

                                                   December 31, 2000

                                 Commercial,
                                 financial            Real estate -
                                 and agricultural     construction            Total
                                 --------------------------------------------------
Due in 1 year or less ........           $ 67,528        $36,058           $103,586
Due after 1 year through
 5 years:
  Fixed interest rates .......             73,436                            73,436
  Floating interest rates ....              8,095                             8,095
Due after 5 years:
  Fixed interest rates .......             19,162                            19,162
  Floating interest rates ....              3,837                             3,837
                                         --------        -------           --------
   Total .....................           $172,058        $36,058           $208,116
                                         ========        =======           ========

ANALYSIS OF RESERVE FOR LOAN LOSSES


Table 8                                                                           As of Or For the Years Ended
                                                                                           December 31
(In thousands)
                                                                      2000        1999         1998         1997          1996
                                                                  ------------------------------------------------------------
  Average amount of loans outstanding, net of unearned income ..  $535,631    $473,675     $415,463     $379,672     $ 324,195
  Amount of loans outstanding, net of unearned income ..........   549,065     506,078      436,014      396,991       355,893
Reserve for loan losses:
  BALANCE ON JANUARY 1 .........................................  $  5,246    $  5,048     $  4,601     $  4,075     $   3,711
                                                                  --------    --------     --------     --------     ---------
Loans charged off:
  Secured by real estate .......................................         0           0            0            0            57
  Commercial and industrial ....................................     1,403         259           65          382           225
  Installment ..................................................       343         291          285          330           197
  Credit card ..................................................       300         198          101          139            93
                                                                  --------    --------     --------     --------     ---------
    Total charge-offs ..........................................     2,046         748          451          851           572
                                                                  --------    --------     --------     --------     ---------
Recoveries of loans previously charged off:
  Secured by real estate .......................................         0           6            0            0             0
  Commercial and industrial ....................................        21          16            9          486            20
  Installment ..................................................       128         108           91           89            86
  Credit card ..................................................        60          36           28           17            25
                                                                  --------    --------     --------     --------     ---------
    Total recoveries ...........................................       209         166          128          592           131
                                                                  --------    --------     --------     --------     ---------
Net loans charged off ..........................................     1,837         582          323          259           441
                                                                  --------    --------     --------     --------     ---------
Provision for loan losses ......................................     2,550         780          770          785           805
                                                                  --------    --------     --------     --------     ---------
  BALANCE ON DECEMBER 31 .......................................  $  5,959    $  5,246     $  5,048     $  4,601     $   4,075
                                                                  ========    ========     ========     ========     =========

  Ratio of net charge-offs of loans to average loans
    outstanding during the year ................................       .34%        .12%         .08%         .07%          .14%

in 2000 increased $313,000 or 26.1% compared to $319,000 or 36.3% in 1999 and
$319,000 or 57.1% in 1998. Fee income generated from the servicing of mortgage loans sold and customer related service fees increased $126,000 or 15.7% in 2000, $78,000 or 10.8% in 1999 and $148,000 or 25.7% in 1998. Financial services commissions generated by LSB's subsidiary, LSB Investment Services, increased in 2000 by $291,000 or 48.1% following 1999's decline due to staff attrition. Proper staffing was accomplished during 1999 and an expansion of the Investment Services' market began. Commissions from the subsidiary had decreased in 1999 by $216,000 or 26.3% compared to 1998's increase of $364,000 or 79.6%. Trust income for 2000 increased $6,000 or 1.1% compared to $33,000 or 6.6% in 1999 and $56,000 or 12.6% in 1998.


NONINTEREST EXPENSE

Total noninterest expense, excluding merger-related costs and restructuring charges, was $24.540 million in 2000 compared to $23.068 million in 1999 and $20.991 million in 1998. These amounts represent increases of $1.472 million or 6.4% for 2000 compared to $2.077 million or 9.9% for 1999 and $2.059 or 10.9%
for 1998.

Personnel expense, which consists of employee salaries and benefits, represented the majority of the total noninterest expense increase for 2000. The provision for employee health insurance was increased $355,000 in 2000 to maintain adequate reserves. Personnel expense increased a total of $1.291 million or 10.5% in 2000 compared to increases of $1.153 million or 10.3% for 1999 and $785,000 or 7.6% for 1998. With the exception of the additional provision for employee health insurance, these increases are attributable to normal increases in compensation and increases in the number of full-time equivalent employees. In 2000, full-time equivalent employees totaled 352 compared to 340 in 1999.

Occupancy expense increased a modest $13,000 or 1.0% in 2000 compared to increases of $23,000 or 1.8% in 1999 and $36,000 or 2.9% in 1998. Equipment depreciation and maintenance expense for 2000 was up $132,000 or 10.1% from 1999, which increased $76,000, or 6.2% over 1998. Other operating expenses in 2000 increased a modest $36,000 or 0.4% compared to a 1999 increase of $825,000 or 11.3%. Financial statement Note 9 details the material items contained in other operating expenses. In 2000, renewed emphasis was placed on LSB's automation program resulting in an increase in automated services expense of $190,000 or 13.1% compared to 1999. LSB's expanded automation program is designed to enhance customer service and improve operating efficiencies. Bankcard expense for 2000 increased $157,000 or 16.1% compared to $272,000 or 38.7% in 1999. The increase is attributable to increased volume and growth in the bankcard portfolio. Legal and professional expense for 2000 decreased $236,000 or 20.7% compared to an increase in 1999 of $104,000 or 10.1%.

Other expenses were also down in 2000 by $100,000 or 3.5% following increases of $293,000 or 11.3% in 1999 and $465,000 or 22.6% in 1998.


ASSET QUALITY AND PROVISION FOR LOAN LOSSES

Increased interest rates over the last half of 1999 and the first half of 2000 resulted in a slowing of the economy during the last half of 2000. While LSB's overall credit quality and underwriting standards remain sound, specific credit concerns were identified and addressed in the third and fourth quarters of 2000. During this period the reserve for loan losses was raised to $5.959 million at December 31, 2000 compared to $5.246 million at December 31 1999.

The slowing economy also had an effect on nonperforming assets, and in particular accruing loans ninety days or more past due. Nonperforming assets are defined as nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. At December 31, 2000 nonperforming assets were $2.984 million, compared to $2.090 million at December 31, 1999 and $1.912 million at December 31, 1998. Accruing loans past due ninety days or more increased to $1.316 million at December 31, 2000 from $821,000 at December 31, 1999. Nonaccrual loans at December 31, 2000 decreased to $57,000 from $96,000 at December 31, 1999. The accrual of interest is generally discontinued on all loans that become ninety days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. Total nonperforming assets as a percentage of loans outstanding at the end of the year amounted to 0.54% in 2000, 0.41% in 1999 and 0.44% in 1998.

Adequate provisions and allowances for loan loss reserves are based on numerous factors including the growth of the loan portfolio, delinquencies, net charge-offs, non-performing loans and collateral values. At December 31, 2000, the reserve for loan losses of $5.959 million was 1.09% of loans outstanding compared to $5.246 million or 1.04% of loans outstanding at December 31, 1999. Net charge offs for 2000 were $1.837 million or .34% of average loans outstanding, compared to 1999 net charge offs of $582,000 or .12%.

The provision for loan losses charged to operations was increased to $2.550 million during 2000 to address specific third and fourth quarter credit concerns, compared to a 1999 provision of $780,000. The reserve for loan losses was at 2.00 times nonperforming loans at December 31, 2000 compared to 2.51 times nonperforming loans at December 31, 1999. Based on the current loan portfolio and levels of current problem assets and potential problem loans, management believes the provision for loan losses to be adequate. In management's judgment, the allocation of the reserve for loan losses for 2000 reflected in Table 10 accurately reflects the inherent risks associated with each of the various lending categories.

As a part of credit administration, management regularly reviews and grades its loan portfolio for purposes of determining asset quality and the need to make additional provisions for


NONPERFORMING ASSETS

Table 9
(In thousands)                                                                                 December 31
                                                                         2000         1999         1998         1997         1996
                                                                       ----------------------------------------------------------
Nonaccrual loans:
 Secured by real estate ...........................................    $    0       $    0       $    0       $    0       $  424
 Commercial and industrial ........................................        57           96            0          127          187
Restructured loans ................................................       338          137          232          502          259
Other real estate acquired through foreclosed properties ..........     1,273        1,036          921        1,192        1,151
Accruing loans which are contractually past due 90 days or more ...     1,316          821          759          334          369
                                                                       ------       ------       ------       ------       ------
Total nonperforming assets ........................................    $2,984       $2,090       $1,912       $2,155       $2,390
                                                                       ======       ======       ======       ======       ======
Nonperforming assets to:
 Loans outstanding at end of year .................................       .54%         .41%         .44%         .54%         .67%
 Total assets at end of year ......................................       .38          .29          .28          .35          .43

                                                                                         Years Ended December 31

                                                                         2000         1999         1998         1997         1996
                                                                       ----------------------------------------------------------
Loss of interest income associated with nonperforming loans at
 December 31:
Interest income that would have been recorded in accordance
 with original terms ..............................................    $   11       $   15       $    0       $    1       $   52
Less interest income actually recorded ............................         0            0            0            0            3
                                                                       ------       ------       ------       ------       ------
Loss of interest income ...........................................    $   11       $   15       $    0       $    1       $   49
                                                                       ======       ======       ======       ======       ======

ALLOCATION OF RESERVE FOR LOAN LOSSES (*)


Table 10                         2000                 1999               1998                 1997               1996
                                       Loans               Loans               Loans               Loans               Loans
 (In thousands)                            %                   %                   %                   %                   %
                                       Total               Total               Total               Total               Total
                            Amount     Loans     Amount    Loans    Amount     Loans     Amount    Loans    Amount     Loans
                            ------------------------------------------------------------------------------------------------
Commercial, financial
 and agricultural ......    $1,680     31.3%    $1,420     30.3%    $1,330     33.2%    $1,212     33.3%    $1,075     36.9%
Real estate -
 construction ..........       643      6.6        566      5.6        555      4.4        506      3.3        450      2.9
Real estate -
 mortgage ..............     2,385     48.8      2,100     49.4      2,000     47.4      1,815     46.7      1,529     41.0
Installment loans to
 individuals ...........     1,000     11.7        908     13.0        913     14.3        828     15.8        766     16.9
Lease financing ........        41       .0         60       .2         60       .2         55       .2         55       .2
Other ..................       110      1.6         92      1.5         90       .5         85       .7        110      2.1
Unallocated ............       100       .0        100       .0        100       .0        100       .0         90       .0
                            ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
 Total .................    $5,959    100.0%    $5,246    100.0%    $5,048    100.0%    $4,601    100.0%    $4,075    100.0%
                            ======    ======    ======    ======    ======    ======    ======    ======    ======    ======

(*) The reserve for loan losses has been allocated only on an approximate basis. The entire amount of the reserve is available to absorb losses occurring in any category. The allocation is not necessarily indicative of future losses.

loan losses. The review process is performed both internally and externally, through the employment of independent credit review professionals. As a part of the external credit review for 2000, samples were reviewed of consumer loans, small-business loans and commercial loans with balances of $200,000 and over. All loans on the bank's watch list were reviewed as well. A review of large credits was conducted by a regulatory agency examination revealing that there were no material problem credits that had not been previously identified by management.

The reserve for loan losses represents management's estimate of an amount adequate to provide for the risk of future losses inherent in the loan portfolio. In its on-going analysis of the reserve for loan losses and its adequacy, management considers historic loan loss experience, economic risks associated with each of the lending categories, amount of past due and non-performing loans, underlying collateral values securing loans and credit concentrations and other factors which might affect potential credit losses. LSB is also subject to regulatory examinations and determinations as to the adequacy of its reserve for loan losses, which may take into account such factors as the methodology used to calculate the reserve and the size of the reserve in comparison to peer banks identified by the regulatory agencies.

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

Loans classified for regulatory purposes as loss, doubtful, sub-standard or special mention that have not been disclosed in Table 9, "Nonperforming Assets", do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.


INCOME TAXES

Income tax expense is recorded based on amounts currently payable. Income tax expense was $3.919 million in 2000 compared to $3.927 million in 1999 and $3.959 million in 1998. Bancshares' effective tax rate increased to 30.8% in 2000 from 29.3% in 1999 compared to 31.3% in 1998. Financial statement Note 10 provides a reconciliation between the amount of taxes computed using the statutory tax rate and the actual tax expense.


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

QUARTERLY FINANCIAL DATA

Table 11
(In thousands except per share data)                    2000                                       1999

                                     4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
                                     -------------------------------------------------------------------------------------
Interest income ..................    $16,111    $15,647    $15,057    $14,128    $13,578    $13,338    $12,993    $12,532
Interest expense .................      7,974      7,751      7,042      6,435      5,962      5,668      5,422      5,321
                                      -------    -------    -------    -------    -------    -------    -------    -------
Net interest income ..............      8,137      7,896      8,015      7,693      7,616      7,670      7,571      7,211
Provision for loan losses ........      1,155        815        385        195        165        215        235        165
                                      -------    -------    -------    -------    -------    -------    -------    -------
Net interest income after
  provision for loan losses ......      6,982      7,081      7,630      7,498      7,451      7,455      7,336      7,046
                                      -------    -------    -------    -------    -------    -------    -------    -------
Noninterest income ...............      2,096      2,060      1,945      1,962      1,890      1,704      1,862      1,731
                                      -------    -------    -------    -------    -------    -------    -------    -------
Noninterest expense ..............      6,107      6,202      6,201      6,030      5,914      5,874      5,773      5,507
                                      -------    -------    -------    -------    -------    -------    -------    -------
Income before income taxes .......      2,971      2,939      3,374      3,430      3,427      3,285      3,425      3,270
Income taxes .....................        935        913      1,044      1,027      1,080        884        951      1,012
                                      -------    -------    -------    -------    -------    -------    -------    -------
Net income .......................    $ 2,036    $ 2,026    $ 2,330    $ 2,403    $ 2,347    $ 2,401    $ 2,474    $ 2,258
                                      =======    =======    =======    =======    =======    =======    =======    =======

Earnings per share:
 Basic ...........................    $   .24    $   .24    $   .28    $   .28    $   .28    $   .28    $   .29    $   .26
 Diluted .........................        .24        .24        .27        .28        .27        .28        .28        .26

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

Statement No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued by FASB in June 1996 with an effective date of January 1, 1997. Bancshares adopted SFAS 125 with no affect on its financial position and operation results. In October 2000, FASB issued Statement No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" as a replacement of SFAS
125. SFAS 140 contains all of the main provisions of SFAS 125 but also covers issues not previously addressed in Statement 125 concerning transfers and servicing of financial assets. With certain exceptions, SFAS 140 is effective for transfers and servicing of financial assets occurring after March 31, 2001. Bancshares does not anticipate any material effect on its financial position and operating results from adoption of the standard.

CONSOLIDATED BALANCE SHEETS


                                                                                       December 31

(In thousands, except for shares)                                             2000                      1999
------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and Due from Banks (Note 2) ...............................      $  26,916                 $  33,971
   Interest-Bearing Bank Balances .................................          7,757                    14,527
   Federal Funds Sold and Securities Purchased
    Under Resale Agreements .......................................         69,555                    27,270
   Investment Securities (Note 3):
    Held to Maturity, Market Value $73,557 and $66,884 ............         72,828                    68,551
    Available for Sale ............................................         52,504                    60,268
   Loans (Notes 4 and 11) .........................................        549,065                   506,078
   Less, Reserve for Loan Losses (Note 4) .........................         (5,959)                   (5,246)
                                                                         ---------                 ---------
      Net Loans ...................................................        543,106                   500,832
   Premises and Equipment (Note 5) ................................         11,609                    11,215
   Other Assets ...................................................         11,295                    11,125
                                                                         ---------                 ---------
      Total Assets ................................................      $ 795,570                 $ 727,759
                                                                         =========                 =========
LIABILITIES
 Deposits:
   Demand .........................................................      $  75,588                 $  73,916
   Savings, N.O.W. and Money Market Accounts ......................        318,626                   297,966
   Certificates of Deposit of less than $100,000 (Note 6) .........        198,039                   172,453
   Certificates of Deposit of $100,000 or more (Note 6) ...........         79,723                    61,087
                                                                         ---------                 ---------
      Total Deposits ..............................................        671,976                   605,422
   Securities Sold Under Agreements to Repurchase (Note 6) ........          3,002                     1,299
   Borrowings from the Federal Home Loan Bank (Note 7) ............         40,450                    45,150
   Other Liabilities ..............................................          5,899                     5,164
                                                                         ---------                 ---------
      Total Liabilities ...........................................        721,327                   657,035
                                                                         =========                 =========
SHAREHOLDERS' EQUITY
   Preferred Stock, Par Value $.01 Per Share:
      Authorized 10,000,000 shares; none issued ...................              0                         0
   Common Stock, Par Value $5 Per Share:
      Authorized 50,000,000 Shares; Issued 8,432,824
      Shares in 2000 and 8,442,918 Shares in 1999 .................         42,164                    42,215
   Paid-In Capital ................................................          9,837                    10,151
   Directors' Deferred Plan .......................................           (797)                        0
   Retained Earnings ..............................................         23,019                    18,953
   Accumulated Other Comprehensive Income .........................             20                      (595)
                                                                         ---------                 ---------
    Total Shareholders' Equity ....................................         74,243                    70,724
                                                                         ---------                 ---------
       Total Liabilities and Shareholders' Equity .................      $ 795,570                 $ 727,759
                                                                         =========                 =========

Commitments and Contingencies (Note 8)
Notes to consolidated financial statements are an integral part hereof.

CONSOLIDATED STATEMENTS
OF INCOME



                                                                                     Years Ended December 31
(In thousands, except for shares and per share amounts)                        2000            1999            1998
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest and Fees on Loans .....................................      $   49,440      $   42,520      $   39,112
   Interest on Investment Securities:
    Taxable .......................................................           6,358           5,455           5,544
    Tax Exempt ....................................................           1,758           1,875           1,846
   Interest-Bearing Bank Balances .................................             612             616           1,252
   Federal Funds Sold and Securities Purchased Under
    Resale Agreements .............................................           2,775           1,975           1,903
                                                                         ----------      ----------      ----------
     Total Interest Income ........................................          60,943          52,441          49,657
                                                                         ----------      ----------      ----------

INTEREST EXPENSE
   Deposits .......................................................          25,664          20,314          19,727
   Securities Sold Under Agreements to Repurchase .................           1,008             154             234
   Borrowings from the Federal Home Loan Bank .....................           2,530           1,905           1,721
                                                                         ----------      ----------      ----------
     Total Interest Expense .......................................          29,202          22,373          21,682
                                                                         ----------      ----------      ----------

 Net Interest Income ..............................................          31,741          30,068          27,975
 Provision for Loan Losses (Note 4) ...............................           2,550             780             770
                                                                         ----------      ----------      ----------
 Net Interest Income after Provision for Loan Losses ..............          29,191          29,288          27,205
                                                                         ----------      ----------      ----------

NONINTEREST INCOME

 Service Charges on Deposit Accounts ..............................           3,616           3,171           2,716
   Gains on Sales of Mortgages ....................................             145             273             328
   Gains on Sales of Investment Securities ........................             187               0               0
   Other Operating Income (Note 9) ................................           4,115           3,743           3,541
                                                                         ----------      ----------      ----------
     Total Noninterest Income .....................................           8,063           7,187           6,585
                                                                         ----------      ----------      ----------

NONINTEREST EXPENSE
   Personnel Expense ..............................................          13,616          12,325          11,172
   Occupancy Expense ..............................................           1,295           1,282           1,259
   Equipment Depreciation and Maintenance .........................           1,434           1,302           1,226
   Other Operating Expense (Note 9) ...............................           8,195           8,159           7,334
   Merger Related Costs ...........................................               0               0             160
                                                                         ----------      ----------      ----------
     Total Noninterest Expense ....................................          24,540          23,068          21,151
                                                                         ----------      ----------      ----------

 Income Before Income Taxes .......................................          12,714          13,407          12,639
 Income Taxes (Note 10) ...........................................           3,919           3,927           3,959
                                                                         ----------      ----------      ----------
 Net Income .......................................................      $    8,795      $    9,480      $    8,680
                                                                         ==========      ==========      ==========

 Earnings Per Share:
   Basic ..........................................................      $     1.04      $     1.11      $     1.00
   Diluted ........................................................            1.03            1.09             .98

 Weighted Average Shares Outstanding:
    Basic .........................................................       8,448,433       8,547,905       8,703,274
    Diluted .......................................................       8,501,523       8,693,801       8,887,631

Notes to consolidated financial statements are an integral part hereof.

CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                       Accumulated
                                                    Common Stock                Directors'                Other         Total
                                              ----------------------    Paid-In  Deferred   Retained  Comprehensive  Shareholders'
(In thousands, except for shares)               Shares       Amount    Capital     Plan     Earnings     Income        Equity
----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997 ............    6,933,035      $34,665   $14,772              $17,916     $   174       $ 67,527
Net income ...............................                                                    8,680                      8,680

Change in unrealized gain on securities
   available for sale, net of deferred
   income taxes ..........................                                                                  491            491
                                                                                                                       -------
       Comprehensive income ..............                                                                               9,171
Cash dividends declared on common
   stock .................................                                                   (3,658)                    (3,658)
Common stock issued for stock
   options exercised .....................       60,468          302       199                                             501
Common stock issued in five-for-four
   stock split, including cash for
   fractional shares .....................    1,734,392        8,672                         (8,690)                       (18)
Common stock acquired ....................       (5,000)         (25)      (68)                                            (93)
                                              --------------------------------------------------------------------------------
Balances at December 31, 1998 ............    8,722,895       43,614    14,903               14,248         665         73,430
Net income ...............................                                                   9,480                      9,480
Change in unrealized loss on securities
   available for sale, net of deferred
   income taxes                                                                                          (1,260)        (1,260)
                                                                                                                       -------
      Comprehensive income                                                                                               8,220
Cash dividends declared on common
   stock .................................                                                   (4,775)                    (4,775)
Common stock issued for stock
   options exercised .....................       81,521          408       307                                             715
Common stock acquired ....................     (361,498)      (1,807)   (5,059)                                         (6,866)
                                              --------------------------------------------------------------------------------
Balances at December 31, 1999 ............    8,442,918       42,215    10,151               18,953        (595)        70,724
NET INCOME ...............................                                                    8,795                      8,795
CHANGE IN UNREALIZED GAIN ON SECURITIES
   AVAILABLE FOR SALE, NET OF DEFERRED
   INCOME TAXES ..........................                                                                  615            615
                                                                                                                       -------
      COMPREHENSIVE INCOME                                                                                               9,410
CASH DIVIDENDS DECLARED ON COMMON
   STOCK .................................                                                   (4,729)                    (4,729)
COMMON STOCK ISSUED FOR STOCK
   OPTIONS EXERCISED .....................       47,189          236       152                                             388
COMMON STOCK ACQUIRED ....................      (57,283)        (287)     (466)    $(797)                               (1,550)
                                              --------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2000 ............    8,432,824      $42,164   $ 9,837     $(797)   $23,019     $    20       $ 74,243
                                              ================================================================================

    Notes to consolidated financial statements are an integral part hereof.

CONSOLIDATED STATEMENTS
OF CASH FLOWS

                                                                                                   Years Ended December 31
(In thousands)                                                                                 2000         1999          1998
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income ..........................................................................     $  8,795      $  9,480      $  8,680
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ....................................................        1,371         1,319         1,241
     Securities premium amortization and discount accretion, net ......................         (282)           58          (104)
     (Increase) decrease in loans held for sale .......................................        1,546         2,191        (7,276)
     Deferred income taxes ............................................................         (255)           14           180
     Income taxes payable .............................................................          (65)          127            81
     Increase in income earned but not received .......................................         (447)          (99)         (463)
     Increase (decrease) in interest accrued but not paid .............................          883           253           (16)
     Net (increase) decrease in other assets ..........................................         (141)         (544)          280
     Net increase in other liabilities ................................................          196           143            45
     Provision for loan losses ........................................................        2,550           780           770
     Gain on sale of investment securities ............................................         (187)            0             0
     (Gain) loss on sale of premises and equipment ....................................           (3)          (64)           44
                                                                                            --------      --------      --------
       Net cash provided by operating activities ......................................       13,961        13,658         3,462
                                                                                            --------      --------      --------

CASH FLOW FROM INVESTING ACTIVITIES
     Purchases of securities held to maturity .........................................      (15,132)      (15,520)      (24,983)
     Proceeds from maturities of securities held to maturity ..........................       10,879         6,869        20,005
     Purchases of securities available for sale .......................................      (90,375)         (223)      (64,650)
     Proceeds from maturities of securities available for sale ........................       99,403        21,776        32,311
     Proceeds from sales of securities available for sale .............................          189             0             0
     Net increase in loans made to customers ..........................................      (46,369)      (72,838)      (32,071)
     Purchases of premises and equipment ..............................................       (1,780)       (1,057)       (1,604)
     Proceeds from sale of premises and equipment .....................................           18           115            52
     Net (increase) decrease in federal funds sold ....................................      (42,285)       13,325        19,745
                                                                                            --------      --------      --------
       Net cash used by investing activities ..........................................      (85,452)      (47,553)      (51,195)
                                                                                            --------      --------      --------

CASH FLOW FROM FINANCING ACTIVITIES
     Net increase in demand deposits, N.O.W.,
       money market and savings accounts ..............................................       22,332        12,700        64,687
     Net increase (decrease) in time deposits .........................................       44,222        25,395          (385)
     Net increase (decrease) in securities sold under agreements to repurchase ........        1,703        (4,238)       (2,726)
     Proceeds from long-term debt .....................................................        8,000        30,000             0
     Payments on long-term debt .......................................................      (12,700)      (13,692)       (4,916)
     Dividends paid ...................................................................       (4,729)       (4,775)       (3,658)
     Proceeds from issuance of common stock ...........................................          388           715           501
     Common stock acquired ............................................................       (1,550)       (6,866)          (93)
     Fractional shares purchased ......................................................            0             0           (18)
                                                                                            --------      --------      --------
       Net cash provided by financing activities ......................................       57,666        39,239        53,392
                                                                                            --------      --------      --------

     Increase (decrease) in cash and cash equivalents .................................      (13,825)        5,344         5,659
     Cash and cash equivalents at the beginning of the years ..........................       48,498        43,154        37,495
                                                                                            --------      --------      --------
     Cash and cash equivalents at the end of the years ................................     $ 34,673      $ 48,498      $ 43,154
                                                                                            ========      ========      ========
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
     Cash paid during the years for:
       Interest .......................................................................     $ 28,319      $ 22,121      $ 21,712
       Income taxes ...................................................................        4,248         4,214         3,803

SUPPLEMENTAL DISCLOSURE OF
   NONCASH TRANSACTIONS
     Transfer of loans to other real estate owned .....................................     $    644      $    412      $    100
     Unrealized gain (loss) on securities available for sale:
       Change in securities available for sale ........................................        1,008        (2,064)          805
       Change in deferred income taxes ................................................         (393)          804          (314)
       Change in shareholders' equity .................................................          615        (1,260)          491

      Notes to consolidated financial statements are an integral part hereof.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

AS OF OR FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and financial reporting policies of LSB Bancshares, Inc. ("Bancshares") and its subsidiaries conform to generally accepted accounting principles and prevailing industry practices. The following is a description of significant accounting policies.

Nature of Operations
         Bancshares is a bank holding company organized under the laws of the State of North Carolina and registered under the Bank Holding Company Act of 1956, as amended. Bancshares conducts its domestic financial services business through Lexington State Bank ("Bank") and two non-bank subsidiaries, Peoples Finance Company of Lexington, Inc. ("Peoples") and LSB Investment Services, Inc. Bancshares serves customers primarily in Davidson, Forsyth, and Stokes Counties, North Carolina.

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

Investment Securities
         Management determines the appropriate classification of investment securities at the time of purchase. Securities that may be sold in response to or in anticipation of changes in interest rates or other factors are classified as available for sale and carried at market value. The unrealized gains and losses on these securities are reported net of applicable taxes as a separate component of shareholders' equity. Securities that Bancshares has the positive intent and ability to hold to maturity are carried at amortized cost. Bancshares does not have any securities held for trading. Interest income on securities, including amortization of premiums and accretion of discounts, is recognized using the interest method. Gains and losses on the sale of securities are recognized on a specific identification basis.

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

Earnings Per Share
         Earnings per share is computed by dividing net income by the weighted average shares outstanding and diluted share equivalents outstanding. The difference between basic and diluted earnings per share is the result of dilutive options exercisable. All references to shares outstanding have been adjusted to give effect to stock splits that occurred during the periods.

NOTE 2 - REGULATORY RESTRICTIONS

Bancshares and its subsidiary bank are subject to certain requirements imposed by state and federal banking statutes and regulations.

The Bank is required to maintain a certain weekly average clearing account balance with the Federal Reserve Bank of Richmond. The required weekly average clearing account balance for the years ended December 31, 2000 and 1999 was $10,500,000 and $17,500,000, respectively. The amounts are negotiated by the Bank with the Federal Reserve Bank of Richmond.

Certain regulatory requirements restrict the lending of funds by and between Bancshares and the Bank and the amount of dividends which can be paid to Bancshares by the Bank. The Bank had available retained earnings of $49,813,181 for the payment of dividends without obtaining prior regulatory approval on December 31, 2000.

The Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB). Member institutions are required to maintain an investment in the common stock of the FHLB based on the asset size of the member institution and the amount of qualifying one-to-four family residential loans. The Bank owned $2,477,000 of FHLB common stock at December 31, 2000.

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

The most recent notifications from regulatory authorities categorized Bancshares and the Bank as well capitalized under the regulatory framework for prompt corrective action at December 31, 2000. There are no conditions or events since that notification that management believes has changed Bancshares' or the Bank's well capitalized status. Management believes that Bancshares and the Bank meet all capital adequacy requirements to which they are subject.

The Bank's capital amounts and ratios approximate Bancshares' capital amounts and ratios that are summarized as follows (In thousands):

                                                                             MINIMUM RATIOS
                                                                         -----------------------
                                                                             FOR
                             CAPITAL AMOUNT                RATIO          CAPITAL     TO BE
                           ------------------        ----------------    ADEQUACY     WELL
                            2000        1999          2000       1999     PURPOSES  CAPITALIZED*
                           -----        -----        -----       ----    ---------  ------------
Total capital
  To risk-weighted
  assets .............     $79,374     $75,637        15.11%     15.90%     8.00%     10.00%
Tier 1 capital
  To risk-weighted
  assets .............      73,415      70,391        13.98      14.80      4.00       6.00
Tier 1 capital
  To average
  assets .............      73,415      70,391         9.21       9.76      3.00       5.00

*under Prompt Corrective Action provisions

NOTE 3 - INVESTMENT SECURITIES

The valuations of investment securities as of December 31, 2000 and 1999 were as follows (In thousands):

                                      2000 - SECURITIES HELD TO MATURITY
                                AMORTIZED    UNREALIZED  UNREALIZED      MARKET
                                     COST         GAINS      LOSSES       VALUE
                                ---------    ----------  ----------     -------
US Treasury and
 other US government
 agency obligations ......      $40,526        $  218        $259       $40,485
State, county and
 municipal securities ....       32,302           913         143        33,072
                                -------        ------        ----       -------
 Total ...................      $72,828        $1,131        $402       $73,557
                                =======        ======        ====       =======

                                      2000 - SECURITIES AVAILABLE FOR SALE
                                AMORTIZED    UNREALIZED  UNREALIZED      MARKET
                                     COST         GAINS      LOSSES       VALUE
                                ---------    ----------  ----------     -------
US Treasury and
 other US government
 agency obligations ......        $49,142        $117        $116        $49,143
State, county and
 municipal securities ....            852          32           0            884
Equity securities ........          2,477           0           0          2,477
                                  -------        ----        ----        -------
 Total ...................        $52,471        $149        $116        $52,504
                                  =======        ====        ====        =======

                                      1999 - SECURITIES HELD TO MATURITY
                                AMORTIZED    UNREALIZED  UNREALIZED      MARKET
                                     COST         GAINS      LOSSES       VALUE
                                ---------    ----------  ----------     -------
US Treasury and
 other US government
 agency obligations ......        $34,556        $  4       $1,306       $33,254
State, county and
 municipal securities ....         33,995         429          794        33,630
                                  -------        ----       ------       -------
 Total ...................        $68,551        $433       $2,100       $66,884
                                  =======        ====       ======       =======

                                      1999 - SECURITIES AVAILABLE FOR SALE
                                AMORTIZED    UNREALIZED  UNREALIZED      MARKET
                                     COST         GAINS      LOSSES       VALUE
                                ---------    ----------  ----------     -------
US Treasury and
 other US government
 agency obligations ......       $57,696        $27        $  995       $56,728
State, county and
 municipal securities ....           853          3             4           852
Mortgage backed
 securities ..............           436          0             6           430
Equity securities ........         2,258          0             0         2,258
                                 -------        ---        ------       -------
 Total ...................       $61,243        $30        $1,005       $60,268
                                 =======        ===        ======       =======

The following is a maturity schedule of investment securities at December 31, 2000 by contractual maturity, except for certain county and municipal securities which are recorded at the pre-refunded date (In thousands):

                                     SECURITIES HELD            SECURITIES AVAILABLE
                                       TO MATURITY                    FOR SALE
                                ------------------------      ------------------------
                                AMORTIZED         MARKET      AMORTIZED         MARKET
                                     COST          VALUE           COST          VALUE
                                ---------        -------      ---------        -------
Debt securities:
Due in one year
 or less .................        $ 5,077        $ 5,084        $18,107        $18,092
Due after one year
 through five years ......         41,940         42,021         31,442         31,468
Due after five years
 through ten years .......         14,871         15,418              0              0
Due after ten years ......         10,940         11,034            445            467
                                  -------        -------        -------        -------
 Total debt securities ...         72,828         73,557         49,994         50,027
Equity securities ........              0              0          2,477          2,477
                                  -------        -------        -------        -------
 Total securities ........        $72,828        $73,557        $52,471        $52,504
                                  =======        =======        =======        =======

Lexington State Bank owned stock in the Federal Home Loan Bank of Atlanta with book and market values of $2,477,000 and $2,257,500 at December 31, 2000 and 1999, respectively. This stock is included in equity securities and classified as available for sale.

A recap of the sales and maturities of held to maturity securities follows (In thousands):

                                YEARS ENDED DECEMBER 31
                              2000        1999        1998
                             -------     ------     -------
Proceeds from sales and
  maturities...............  $10,879     $6,869     $20,005
Gross realized gains.......        0          0           0
Gross realized losses......        0          0           0

A recap of the sales and maturities of available for sale securities follows (In thousands):

                                                                    YEARS ENDED DECEMBER 31
                                                                  2000       1999       1998
                                                                --------   --------   --------
Proceeds from sales and maturities.................              $99,592    $21,776    $32,311
Gross realized gains...............................                  187          0          0
Gross realized losses..............................                    0          0          0

Investment securities with amortized costs of $90,640,673 and $112,938,193 and market values of $91,028,150 and $110,432,006 as of December 31, 2000 and 1999,
respectively, were pledged to secure public deposits and for other purposes.

NOTE 4 - LOANS AND RESERVE FOR LOAN LOSSES
Loans are summarized as follows (In thousands):

                                                                          DECEMBER 31
                                                                      2000          1999
                                                                    --------      --------
Commercial, financial, and agricultural ......................      $172,058      $153,252
Real estate-construction .....................................        36,058        28,130
Real estate-mortgage .........................................       267,735       250,173
Installment loans to individuals .............................        64,161        65,882
Lease financing ..............................................           168           820
Other ........................................................         8,885         7,821
                                                                    --------      --------
Total loans, net of unearned income ..........................      $549,065      $506,078
                                                                    ========      ========

Nonperforming assets are summarized as follows (In thousands):

                                                                          DECEMBER 31
                                                                      2000          1999
                                                                    --------      --------
Nonaccrual loans .............................................      $     57      $     96
Restructured loans ...........................................           338           137
Loans past due 90 days or more ...............................         1,316           821
                                                                    --------      --------
  Total nonperforming loans ..................................         1,711         1,054
Foreclosed real estate .......................................         1,273         1,036
                                                                    --------      --------
  Total nonperforming assets .................................      $  2,984      $  2,090
                                                                    ========      ========

Impaired loans and related information are summarized in the following tables (In thousands):

                                                                       DECEMBER 31
                                                              2000        1999        1998
                                                             ------      ------      ------
Loans specifically identified as impaired .............      $5,199      $3,740      $4,174
                                                             ======      ======      ======
Allowance for loan losses associated with impaired
   loans ..............................................      $  893      $  586      $  620
                                                             ======      ======      ======


                                                                 YEARS ENDED DECEMBER 31
                                                              2000        1999        1998
                                                             ------      ------      ------
Average balances of impaired
  loans for the years .................................      $5,716      $3,839      $3,644
                                                             ======      ======      ======
Interest income recorded for
  impaired loans.......................................      $  432      $  356      $  362
                                                             ======      ======      ======

An analysis of the changes in the reserve for loan losses follows (In thousands):

                                                                 YEARS ENDED DECEMBER 31
                                                              2000        1999        1998
                                                             ------      ------      ------
Balances at beginning of years ........................      $5,246      $5,048      $4,601
Provision for loan losses .............................       2,550         780         770
Recoveries of amounts previously charged off ..........         209         166         128
Loans charged off .....................................      (2,046)       (748)       (451)
                                                             ------      ------      ------
Balances at end of years ..............................      $5,959      $5,246      $5,048
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

Bancshares had no significant commitments to loan additional funds to the borrowers of impaired loans at December 31, 2000.

NOTE 5 - PREMISES AND EQUIPMENT
Following is a summary of premises and equipment (In thousands):


                                                                          DECEMBER 31
                                                                      2000          1999
                                                                    --------      --------
Land .........................................................      $  2,574      $  2,193
Buildings ....................................................         8,687         8,330
Equipment ....................................................         9,963         9,351
Other ........................................................            14            14
Leasehold improvements .......................................           704           696
                                                                    --------      --------
Total costs ..................................................        21,942        20,584
Less, accumulated depreciation and amortization ..............        10,333         9,369
                                                                    --------      --------
  Total ......................................................      $ 11,609      $ 11,215
                                                                    ========      ========


NOTE 6 - TIME DEPOSITS AND SHORT-TERM BORROWED FUNDS

The scheduled maturities of time deposits at December 31, 2000 were as follows (In thousands):

                 YEAR              AMOUNT
               --------           --------
                 2001             $248,047
                 2002               19,611
                 2003               10,104
                                  --------
                                  $277,762
                                  ========

Short-term borrowed funds outstanding consisted of securities sold under agreements to repurchase. These short-term borrowings by the Bank are collateralized by U.S. Treasury and other U.S. Government agency obligations with amortized cost of $10,012,974 and market value of $10,030,314 at December 31, 2000. The securities collateralizing the short-term borrowings have been delivered to a third party custodian for safekeeping. The following table presents certain information for securities sold under agreements to repurchase (In thousands):

                                                    2000        1999        1998
                                                  --------    --------    --------
Balances at December 31 ................          $  3,002    $  1,299    $  5,537
                                                  ========    ========    ========

Average daily balances outstanding
  during the years .....................          $ 17,367    $  3,852    $  6,027
                                                  ========    ========    ========
Average interest rates paid during
  the years ............................              5.81%       4.01%       3.88%
                                                  ========    ========    ========

Note 7 - BORROWINGS

The Bank has established a secured credit availability with the Federal Home Loan Bank at fourteen percent of Lexington State Bank's total assets. The credit availability at year end was approximately $111,323,708. At December 31, 2000 and 1999 the outstanding balances under this arrangement were $40,450,000 and $45,150,000, respectively. For 2000 and 1999, the effective interest rates incurred were 6.09% and 5.66%, respectively.

Maturities are as follows (In thousands):

                 YEAR               AMOUNT
              ----------           --------
                 2001              $ 2,150
                 2002                  300
                 2003                5,000
                 2004                5,000
                 2005               10,000
              Thereafter            18,000
                                   -------
                                   $40,450
                                   =======

Borrowings under this line of credit are secured by the Bank's stock in the Federal Home Loan Bank of Atlanta and a blanket floating lien on certain qualifying one-to-four family mortgage loans.

The bank has obtained a $10,000,000 irrevocable letter of credit which expires on August 8, 2001. This letter of credit was issued by the Federal Home Loan Bank of Atlanta in favor of the State of North Carolina to secure public deposits.


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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon or fully utilized, the total commitment amounts do not necessarily represent future cash requirements. Collateral, if deemed necessary, is determined on a case-by-case basis and is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. Unfunded commitments to extend credit were $62,861,000 at December 31, 2000.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates and may require payment of a fee. The credit risk involved is essentially the same as that involved in extending loan commitments to customers. The Bank's policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. Standby letters of credit totalled $3,360,000 at December 31, 2000.

The Bank and Peoples together grant commercial, installment and mortgage loans to customers throughout their service area. The Bank and Peoples have a diversified loan portfolio with no specific concentration of credit risk. The Bank has a concentration of credit risk by maintaining cash balances with other banks which are $24,030,501 in excess of Federal Deposit Insurance limits and has federal funds sold of $69,555,000 at December 31, 2000.

Neither Bancshares nor any of its subsidiaries are involved in any legal proceedings that would have a material adverse effect on their financial condition or results of operations.


NOTE 9 - SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following is an analysis of items in other operating income and other operating expenses as shown on the Consolidated Statements of Income (In thousands):

                                                                YEARS ENDED DECEMBER 31
                                                              2000        1999        1998
                                                             ------      ------      ------
Other operating income:
  Bankcard income .....................................      $1,510      $1,197      $  878
  Fee income ..........................................         928         802         724
  Financial services commissions ......................         896         605         821
  Insurance commissions ...............................         149         214         286
  Trust income ........................................         538         532         499
  Other income ........................................          94         393         333
                                                             ------      ------      ------
                                                             $4,115      $3,743      $3,541
                                                             ======      ======      ======

Other operating expenses:
  Advertising .........................................      $  385      $  410      $  358
  Automated services ..................................       1,639       1,449       1,459
  Bankcard expense ....................................       1,132         975         703
  Legal and professional fees .........................         902       1,138       1,034
  Postage .............................................         544         547         496
  Stationery, printing and supplies ...................         815         762         699
  Other expenses ......................................       2,778       2,878       2,585
                                                             ------      ------      ------
                                                             $8,195      $8,159      $7,334
                                                             ======      ======      ======


NOTE 10 - INCOME TAXES

The components of income tax expense (benefits) are as follows (In thousands):

                                                                YEARS ENDED DECEMBER 31
                                                              2000        1999       1998
                                                             ------      ------      ------
Current ...............................................      $3,664      $3,941      $4,139
                                                             ------      ------      ------
Deferred:
  Reserve for loan losses .............................         427         224         209
  Depreciation ........................................          49         (24)        (21)
  Pension .............................................         (92)       (120)       (106)
  Deferred compensation ...............................         (90)         88          15
  Net operating loss carry forwards ...................           0           0         (59)
  Deferred income .....................................         (54)       (200)       (240)
  Other ...............................................          15          18          22
                                                             ------      ------      ------
  Subtotal ............................................         255         (14)       (180)
                                                             ------      ------      ------
   Total ..............................................      $3,919      $3,927      $3,959
                                                             ======      ======      ======


A reconciliation of the federal statutory tax rate to the effective tax rate follows:

                                                                  YEARS ENDED DECEMBER 31
                                                               2000        1999        1998
                                                               ----        ----        ----
Federal statutory tax rate ............................        34.0%       34.0%       34.0%
Tax exempt interest income ............................        (5.2)       (5.6)       (5.8)
Nonqualified options exercised ........................         (.8)       (1.9)         .0
Disallowed interest expense ...........................          .8          .7          .6
State taxes, net of federal tax benefit ...............         1.6         1.9         1.9
Other .................................................          .4          .2          .6
                                                               ----        ----        ----
Effective tax rate ....................................        30.8%       29.3%       31.3%
                                                               ====        ====        ====

The components of the net deferred tax asset follow (In thousands):

                                                                          DECEMBER 31
                                                                      2000          1999
                                                                    --------      --------
Unrealized (gain) loss on securities available for sale ......      $    (12)     $    379
Reserve for loan losses ......................................         2,297         1,870
Depreciation .................................................          (439)         (488)
Pension ......................................................          (404)         (312)
Deferred compensation ........................................           455           545
Deferred income ..............................................          (996)         (942)
Other ........................................................           149           135
                                                                    --------      --------
Subtotal .....................................................         1,050         1,187
Valuation allowance ..........................................             0             0
                                                                    --------      --------
 Total .......................................................      $  1,050      $  1,187
                                                                    ========      ========

NOTE 11 - RELATED PARTY TRANSACTIONS

An analysis of the activity with loans outstanding to executive officers and Directors and their affiliated companies follows (In thousands):

  Balance at January 1, 2000............  $4,315
  New loans during the year.............   2,932
  Repayments during the year............    (929)
                                          ------
  Balance at December 31, 2000..........  $6,318
                                          ======

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

The following table summarizes information about mortgage servicing rights (In thousands):

                                                  YEARS ENDED DECEMBER 31
                                            2000           1999           1998
                                          --------       --------       --------
Balances at beginning of years            $    367       $    305       $    195
Mortgage servicing rights originated           100            191            196
Amortization of rights                        (119)          (129)           (86)
                                          --------       --------       --------
Balances at end of years                  $    348       $    367       $    305
                                          ========       ========       ========
Total loans serviced at end of years      $ 81,430       $ 79,414       $ 73,955
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

Deposit Liabilities
     The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at December 31, 2000. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Commitments to Extend Credit and Standby Letters of Credit
     The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.

The estimated fair values of Bancshares' financial instruments are as follows (In thousands):

                                                         DECEMBER 31
                                             2000                          1999
                                    CARRYING      ESTIMATED       CARRYING      ESTIMATED
                                     AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                    ---------     ----------      ---------     ----------
Financial assets:
  Cash and short term
  investments ...................   $ 104,228       $104,228      $  75,768       $ 75,768
Investment securities ...........     125,332        126,061        128,819        127,152
Loans ...........................     549,065        538,085        506,078        497,490
  Less reserve for loan losses ..      (5,959)                       (5,246)
                                    ---------                     ---------
  Net loans .....................     543,106        538,085        500,832        497,490
Financial liabilities:
  Deposits ......................     671,976        673,406        605,422        607,313
  Securities sold under
   agreements to repurchase .....       3,002          3,002          1,299          1,299
  Borrowings from
   Federal Home Loan Bank .......      40,450         40,781         45,150         45,314
Unrecognized financial
  instruments:
  Commitments to extend credit ..           0              0              0              0
  Standby letters of credit .....          10             10              8              8


NOTE 14 - PENSION AND EMPLOYEE BENEFIT PLANS

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

The following tables set forth the changes in the projected benefit obligations and the fair value of plan assets for the Bank's defined benefit pension plan and postretirement benefits provided for certain retired employees and the amounts recognized in the consolidated statements of condition at December 31:

                                                     PENSION                POSTRETIREMENT
                                                     BENEFITS                  BENEFITS
                                              ---------------------       -------------------
                                                2000          1999          2000        1999
                                              -------       -------       -------     -------
Benefit Obligations

Balances, beginning of years .......          $ 5,603       $ 5,008       $   625     $   614
Service cost .......................              321           291            21          18
Interest cost ......................              428           471            39          42
Actuarial gain (loss) ..............                0             0          (114)          7
Participant contributions ..........                0             0             1           0
Benefits paid to participants ......             (190)         (167)          (32)        (56)
                                              -------       -------       -------     -------
Balances, end of years .............          $ 6,162       $ 5,603       $   540     $   625
                                              =======       =======       =======     =======

Plan Assets

Fair value, beginning of years .....          $ 6,007       $ 5,117       $     0     $     0
Actual return on assets ............              138           527             0           0
Participant contributions ..........                0             0             1           0
Company contributions ..............              576           530            31          56
Benefits paid to participants ......             (190)         (167)          (32)        (56)
                                              -------       -------       -------     -------
Fair value, end of years ...........          $ 6,531       $ 6,007       $     0     $     0
                                              =======       =======       =======     =======

(Prepaid) Accrued Benefit Cost

Funded status ......................          $  (369)      $  (404)      $   540     $   625
Unrecognized net loss ..............           (1,000)         (410)          (82)       (239)
Unrecognized prior cost ............               98           135             0           0
Unrecognized transition liability
     (asset) .......................                8            15          (179)       (265)
                                              -------       -------       -------     -------
(Prepaid) accrued benefit cost .....          $(1,263)      $  (664)      $   279     $   121
                                              =======       =======       =======     =======

Plan expenses for 2000, 1999 and 1998 were comprised of the following (In thousands):

PENSION BENEFITS
                                                              2000        1999        1998
                                                             ------      ------      ------
Components of net periodic benefit cost:
     Service Cost .....................................      $  330      $  291      $  277
     Interest Cost ....................................         428         376         340
     Return on plan assets ............................        (469)       (405)       (346)
Amortization of unrecognized amounts:
     Transition asset .................................          (8)         (8)         (8)
     Prior service cost ...............................         (37)        (37)        (37)
     Net actuarial loss ...............................           3          21          30
                                                             ------      ------      ------
Plan expense ..........................................      $  247      $  238      $  256
                                                             ======      ======      ======

POSTRETIREMENT BENEFITS

                                                              2000        1999        1998
                                                             ------      ------      ------
Components of net periodic benefit cost:
     Service Cost .....................................      $   21      $   18      $   24
     Interest Cost ....................................          39          42          48
     Return on plan assets ............................           0           0           0
Amortization of unrecognized amounts:
     Transition liability .............................          14          17          19
     Prior service cost ...............................           0           0           0
     Net actuarial loss ...............................           2           6           6
                                                             ------      ------      ------
Plan expense ..........................................      $   76      $   83      $   97
                                                             ======      ======      ======

For 2000, 1999 and 1998 the following weighted-average rates were used:

PENSION BENEFITS

                                           2000     1999    1998
                                          ------   ------  ------
Discount rate on the benefit obligation    7.75%    7.50%   7.50%
Rate of expected return on plan assets     7.50     7.50    7.50
Rate of employee compensation increase     5.50     5.50    5.50

POSTRETIREMENT BENEFITS

                                              2000     1999     1998
                                             ------   ------   ------
Discount rate on the benefit obligation       8.00%    8.00%    8.00%

For the postretirement benefit plan, the annual assumed rate of increase in health care cost for the plan is 8.0% and 9.0% for 2000 and 1999, respectively, and is assumed to decrease gradually to 4.5% in 2005 and remain at that level thereafter.

Assumed health care cost trend rates significantly impact reported amounts. The effect of a one-percentage-point change in assumed rates would alter the amounts of the benefits obligation and the sum of the service cost and interest cost components of postretirement benefit expense as follows for 2000 (In thousands):

                                                                       ONE-PERCENTAGE-POINT
                                                                   ----------------------------
                                                                   INCREASE            DECREASE
                                                                   --------            --------
Effect on the postretirement benefit obligation ..............      $ 130              $ (111)
                                                                    =====              ======
Effect on the sum of the service cost and
    interest cost components .................................      $   7              $   (6)
                                                                    =====              ======

The Bank and its subsidiaries have a defined contribution retirement plan covering substantially all employees with one year's service. Participating employees may contribute a percentage of their compensation to the plan, with the Bank and its subsidiaries matching a portion of the employee contribution. The Bank's matching contribution is invested in Bancshares common stock. Bancshares' stock held by the plan as of December 31, 2000 and 1999 were 75,028 shares and 60,048 shares, respectively. Total expense under this plan was $213,713, $182,370 and $173,661 for 2000, 1999 and 1998, respectively.


NOTE 15 - LEASES

The Bank is obligated under several lease agreements which expire in 2001 through 2010. The leased property is for land and building use. Rental payments under these leases amounted to $359,624, $336,723 and $333,650 for the years ended December 31, 2000, 1999 and 1998, respectively.

A summary of noncancelable lease commitments for the Bank follows (In thousands):

       YEARS ENDED DECEMBER 31      LEASE COMMITMENTS
       -----------------------      -----------------
                2001                     $  351
                2002                        292
                2003                        279
                2004                        267
                2005                        221
             Thereafter                     857
                                         ------
                                         $2,267
                                         ======


NOTE 16 - CAPITAL STOCK

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

During 2000 and 1999, the corporation repurchased 57,283 shares and 361,498 shares, respectively, of common stock pursuant to share repurchase authorizations by the Board of Directors for up to 600,000 shares of common stock.

A Shareholder Rights Plan was adopted by the corporation on February 10, 1998. Under this Plan, one right was issued for each share of common stock to shareholders of record on March 10, 1998. As long as the rights are attached to the common stock, each new share of common stock issued after this date will also have attached to it one right. Currently, the Rights are not exercisable but do trade automatically with the common stock shares. The rights will become exercisable (i) ten business days after a person or group acquires 20% or more of the corporation's shares; (ii) ten business days after a person or group announces an offer, the consummation of which would result in such person or group owning 20% or more of the shares; or (iii) ten business days after the Board of Directors declares a person or group to be an adverse person (which may occur when a person or group owns 10% or more of the shares and the Board of Directors determines that such ownership may have a detrimental effect on the corporation). Any person who is a part of either of these three events will be known as an adverse person and all rights that are, or were, beneficially owned by the adverse person shall be null and void. After the rights become exercisable, each right may then be exercised to purchase .01 of a share of common stock at a purchase price per full share of $100. If an adverse person acquires 25% or more of the corporation's stock or the Board declares a person to be an adverse person, the rights holder will have the right to receive common stock having a value equal to two times the exercise price. If the corporation is acquired by another company at any time after a person or group has acquired 20% or more of the corporation's shares, the rights holder will have the right to buy a number of shares of common stock of the acquiring company having a market value of twice the exercise price of each right. The rights will expire on December 31, 2007 and may be redeemed by the corporation at any time prior to the acquisition by a person or group of 20% or more of the common stock at a price of $.01 per right.

Bancshares has a deferred compensation plan for its active directors. The directors could elect at January 1, 2000, to defer past and current compensation to a trust, which would then invest the deferred compensation in common stock of Bancshares. The trust owned 49,073 shares of common stock with a cost of $796,646 at December 31, 2000, and is presented as a reduction of shareholders' equity.

Bancshares had five stock based compensation plans at December 31, 2000, accounted for under Accounting Principles Board Opinion Number 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards Number 123, Bancshares' net income and earnings per share would have been reduced to the following pro forma amounts:

                                   YEARS ENDED DECEMBER 31
                                 2000       1999       1998
                                ------     ------     ------
Net income        As reported   $8,795     $9,480     $8,680
(In thousands)    Pro forma      8,499      9,249      8,190

Basic earnings    As reported     1.04       1.11       1.00
per share         Pro forma       1.01       1.08        .94

Diluted earnings  As reported     1.03       1.09        .98
per share         Pro forma       1.00       1.06        .92

To determine the above pro forma amounts, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

                                              YEARS ENDED DECEMBER 31
                                            2000        1999        1998
                                           ------      ------      ------
Dividend yield                              4.72%       3.00%       2.54%
Risk-free interest rate                     5.75%       6.38%       4.55%
Expected stock volatility                  41.18%      13.11%      56.60%
Expected years until exercise               6.37        5.72        4.66

Bancshares has a 1986 Qualified Incentive Stock Option Plan which could have granted 468,750 shares of common stock to its key employees. The exercise price of each option was the market price of Bancshares' common stock on the date of the grant. Options vest in equal annual installments on each of the next five anniversaries of the date of grant and expire ten years from date of grant. No additional options were available for grant under the plan at December 31, 2000.

Bancshares has a 1989 Nonqualified Employee Stock Option Plan which could have granted 96,731 shares of common stock to key employees of a corporation acquired by Bancshares. The exercise price of each option was $7.75. All of the options are fully vested and expire ten years from the date of grant. No additional options were available for grant under the plan at December 31, 2000.

Bancshares has a 1990 Qualified Incentive Stock Option Plan which could have granted 79,287 shares of common stock to key employees of a corporation acquired by Bancshares. The exercise price of each option was $4.65. All of the options are fully vested and expire ten years from the date of grant. No additional options were available for grant under the plan at December 31, 2000.

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

Bancshares had warrants outstanding to purchase 27,159 shares of its common stock at December 31, 1999. These warrants were issued to organizers and founders of a corporation acquired by Bancshares, were immediately exercisable at $7.75 per share, and were all exercised during 2000.

The following table summarizes information about outstanding and exercisable stock options and warrants at December 31, 2000:

                                             WEIGHTED    WEIGHTED                    WEIGHTED
              RANGE OF                       AVERAGE     AVERAGE                     AVERAGE
              EXERCISE         NUMBER        REMAINING   EXERCISE      NUMBER        EXERCISE
               PRICES        OUTSTANDING       LIFE       PRICES     EXERCISABLE      PRICES
         ------------------  -----------     ---------   ---------   -----------     --------
         $  7.168 - $ 7.752     43,786          1.19     $  7.256      43,786        $  7.256
            9.728 -   9.728     56,779          2.36        9.728      56,779           9.728
           11.063 -  11.520     57,107          6.42       11.292      55,857          11.520
           12.800 -  12.800     59,997          3.36       12.800      59,997          12.800
           13.000 -  14.563     56,186          4.70       13.226      47,434          13.268
           15.063 -  15.063     53,750          9.35       15.063           0             N/A
           15.200 -  15.400     50,310          5.69       15.227      32,806          15.242
           20.000 -  20.000     62,375          7.70       20.000      19,375          20.000
           20.750 -  22.500     59,875          6.74       20.987      29,125          21.238
                               -------                                -------
                               500,165                                345,159
                               =======                                =======

A summary of the status of Bancshares' stock based compensation plans and warrants as of December 31, 2000 and 1999 and changes during the years then ended is presented below:

                                                         2000                      1999
                                              ------------------------    ---------------------
                                                             WEIGHTED                  WEIGHTED
                                                             AVERAGE                   AVERAGE
                                                             EXERCISE                  EXERCISE
                                               SHARES         PRICE        SHARES       PRICE
                                              --------      ---------     --------    ---------
Outstanding at beginning of years ........    488,543          $ 14       505,689        $ 12
Granted ..................................     65,625            15        64,375          20
Exercised ................................    (47,189)            8       (81,521)          9
Cancelled ................................     (6,814)           17             0         N/A
                                              -------                     -------
Outstanding at end of years ..............    500,165            14       488,543          14
                                              =======                     =======
Options exercisable at end of years ......    345,159          $ 13       332,467        $ 12
                                              =======                     =======


NOTE 17 - LSB BANCSHARES, INC. (PARENT COMPANY)

The parent company's condensed balance sheets as of December 31, 2000 and 1999, and the related condensed statements of income and cash flows for the years ended December 31, 2000, 1999 and 1998, are as follows (In thousands):

CONDENSED BALANCE SHEETS

                                                                         DECEMBER 31
                                                                      2000          1999
                                                                    --------      --------
Assets:
  Cash .......................................................      $    422      $    525
  Investment in wholly-owned subsidiary ......................        73,775        70,348
  Other assets ...............................................           823         1,055
                                                                    --------      --------
    Total assets .............................................      $ 75,020      $ 71,928
                                                                    ========      ========

Liabilities and Shareholders' equity:
  Other liabilities ..........................................      $    797      $    609
  Shareholders' equity .......................................        74,223        71,319
                                                                    --------      --------
    Total liabilities and Shareholders' equity ...............      $ 75,020      $ 71,928
                                                                    ========      ========

CONDENSED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31
                                                              2000        1999        1998
                                                             ------      ------      ------
Dividends from subsidiary .............................      $5,482      $11,229     $3,672
                                                             ------      -------     ------
Operating expense .....................................         114          185        169
                                                             ------      -------     ------
Income before equity in earnings of subsidiary ........       5,368       11,044      3,503
Equity in earnings of subsidiary ......................       3,427       (1,564)     5,177
                                                             ------      -------      -----
Net income ............................................      $8,795       $9,480     $8,680
                                                             ======      =======     ======


CONDENSED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31
                                                              2000        1999        1998
                                                            -------     -------     -------
Cash Flow From Operating Activities:
Net income ............................................     $ 8,795     $ 9,480     $ 8,680
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Change in investment in wholly-owned subsidiary .....      (3,427)      1,564      (5,177)
                                                            -------    --------     -------
Net cash provided by operating activities .............       5,368      11,044       3,503
                                                            -------    --------     -------
Cash Flow From Investing Activities:
(Increase) decrease in other assets ...................         232        (123)       (126)
                                                            -------    --------     -------
Cash Flow From Financing Activities:
Sale of capital stock .................................         388         715         501
Dividends paid ........................................      (4,729)     (4,775)     (3,676)
Common stock acquired .................................      (1,550)     (6,866)        (93)
Increase in other liabilities .........................         188          87          96
                                                            -------    --------     -------
Net cash used by financing activities .................      (5,703)    (10,839)     (3,172)
                                                            -------    --------     -------
Increase (decrease) in cash ...........................        (103)         82         205
Cash at beginning of years ............................         525         443         238
                                                            -------    --------     -------
Cash at end of years...................................     $   422    $    525     $   443
                                                            =======    ========     =======

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

LSB Bancshares, Inc.
January 31, 2001



INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Shareholders
LSB Bancshares, Inc.
Lexington, North Carolina

We have audited the accompanying consolidated balance sheets of LSB Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSB Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations, and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

Turlington and Company, L.L.P.
Lexington, North Carolina
January 31, 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of February, 2001.


LSB BANCSHARES, INC.

Registrant

Robert F. Lowe
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 13, 2001 by the following persons in the capacities indicated:

Robert F. Lowe
Chairman, President and Chief Executive Officer

Monty J. Oliver
Secretary and Treasurer
Chief Financial Officer

A majority of the Directors of the registrant, whose names appear on page 42.


EXECUTIVE OFFICERS OF THE REGISTRANT

Robert F. Lowe (58) Chairman, President and Chief Executive Officer and a Director of Bancshares and the Bank, joined the Bank in 1970 and was elected Vice President in 1973. He was elected Senior Vice President in 1980 and Executive Vice President of the Bank and Bancshares in 1982. In 1983, Mr. Lowe was elected a Director of Bancshares and the Bank. On January 1, 1984, he was elected President and Chief Executive Officer of Bancshares and the Bank, and on January 1, 1990, Mr. Lowe was elected Chairman of both Bancshares and the Bank. Mr. Lowe also serves as Chairman, President and a Director of Peoples Finance Company of Lexington, Inc., a subsidiary of the Bank and President and a Director of LSB Investment Services, Inc., a subsidiary of the Bank.

H. Franklin Sherron, Jr. (45), Vice President of Bancshares, joined the Bank in 1990 as Senior Vice President. He was elected Executive Vice President of the Bank in 1996. Mr. Sherron is also Vice President and a Director of Peoples Finance Company of Lexington, Inc., a subsidiary of the Bank, and Senior Vice President of LSB Investment Services, Inc., a subsidiary of the Bank.

Monty J. Oliver (59), Secretary and Treasurer of Bancshares, joined the Bank as Vice President in 1978. He was elected Cashier of the Bank in 1980; and in 1986, he was elected Senior Vice President of the Bank and in 1996 elected Executive Vice President. Mr. Oliver is also Secretary and a Director of Peoples Finance Company of Lexington, Inc., a subsidiary of the Bank, and Secretary and Assistant Treasurer of LSB Investment Services, Inc., a subsidiary of the Bank.

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

PEGGY B. BARNHARDT
Retired since 1996; former Deputy Superintendent, Davidson County Schools

LEONARD H. BECK
President, Green Printing Company

MARVIN D. GENTRY
Retired; former President and CEO of The New Fortis Corporation, a wholly-owned subsidiary of K. Hovnanian Enterprises

SAMUEL R. HARRIS, M.D.
Physician

WALTER A. HILL, SR.
President, Hill Oil Company, Inc.; Vice President and Secretary, NorthCo, Inc. (construction development)

SUE H. HUNTER
President and co-owner of Thomasville Emporium; Vice President of Side Street Cafe; former Davidson County Commissioner & Vice Chairperson

ROBERT F. LOWE
Chairman, President and CEO of Bancshares, the Bank and Peoples Finance Company of Lexington, Inc., a subsidiary of the Bank; President and a director of LSB Investment Services, Inc., a subsidiary of the Bank

DAVID A. SMITH
Owner, Red Acres Dairy Farm

ROBERT B. SMITH, JR.
Attorney

BURR W. SULLIVAN
President, Dorsett Printing and Lithograph Corporation

ROBERTS E. TIMBERLAKE
Artist/Designer; Chairman, President and CEO of Bob Timberlake, Inc.

LLOYD G. WALTER, JR., FAIA
Architect; sole proprietor d/b/a LGW Consulting; former CEO and Principal of Walter, Robbs, Callahan & Pierce Architects, P.C.

JULIUS S. YOUNG, JR.
President, Jay Young Management, Inc.

DIRECTORS EMERITI

MARGARET LEE W. CROWELL

A. LONNIE DAVIS

CLIFFORD A. ERICKSON

RUSSELL J. GABRIELSON

ARCHIE L. HODGES

L. ARDELL LANIER

DOTHAN D. REECE

L. KLYNT RIPPLE

ARCHIE M. SINK

J. SMITH YOUNG

ADVISORY BOARD MEMBERS OF LEXINGTON STATE BANK

CLEMMONS

OLLIE H. CHERRY
Owner, Cherrie's Cafe

C. FRANK GAMBLE
Retired Mortgage Banker

JACK H. HIGGINS
Retired General Partner, Bingham Lumber Company

GEORGE E. WILSON
Real Estate Agent, Vision Properties


FORSYTH COUNTY

ANN B. ADAMS
President, The Golden Apple, Inc.

J. DAVID BRANCH, M.D.
Ophthalmologist

ROBERT C. CLARK
President, Fiber & Textile Services, Inc.

NICHOLAS A. DAVES
Senior Vice President & Area Executive-Forsyth
& Stokes Counties, Lexington State Bank

EUNICE M. DUDLEY
Chief Financial Officer, Dudley
Products, Inc.

DAVID W. GOOGE
Owner, Googe Financial Services

GLEN D. HART
Owner, Hart Properties

DONALD G. HAVER
Retired Vice President-Community Affairs,
R. J. Reynolds Tobacco Company

LEWIS E. HUBBARD, SR.
President, Hubbard Realty of
Winston-Salem, Inc.

CALVERT B. JEFFERS, JR., DVM
Veterinarian, Boulevard Animal Hospital

SANDRA K. MITCHELL
President, Utility Auditing, Inc.

DALE R. PINILIS
President, Winston-Salem Speedway, Inc.

ROBERT S. SIMON
President, Windsor Jewelers, Inc.

B. H. WILLIAMS
President, Mari-Lu Enterprises, Inc.


NORTH DAVIDSON

JUDY Z. BUTLER
Manager & Hygienist, Wallace B. Butler, DDS
Director, Lexington Memorial Hospital Foundation

JUDY H. HARTMAN
Developer; Corporate Secretary, Forsyth Water and Sewer Construction, Inc.

THOM C. HEGE
Owner, Robana Farms

BARBARA B. LEONARD, ED.D
Associate Professor, High Point University
Vice Chairman of Trustees, Davidson County
Community College

PATRICIA S. PATTERSON
Secretary-Treasurer, Patterson Textiles

A. N. SMITH
Owner, A. N. Smith and Sons Building Company

HERBERT A. SNYDER
Owner, Snyder's Fuel Oil Service; Part-Owner, Snyder, Snyder and Associates

GREGORY S. THEILER
President, DCH Construction Company, Inc.


STOKES COUNTY

JAMES R. BURROW
Owner, James R. Burrow Surveying and
Mapping Company

LEWIS N. CARROLL
Owner, Carroll Signs & Advertising

W. FRANK FOWLER, DDS
Retired Dentist

EUGENE A. LYONS
Retired Principal, North Stokes H.S.;
Stokes County Commissioner

PATSY R. MABE
Former Danbury Banker

HERSCHEL A. REDDING
President, Redding Construction Services, LLC

RICHARD E. STOVER
Attorney, Stover Cromer & Bennett

JOHN F. WATTS
Owner, Watts Realty, Inc.

JOHN H. WATTS
Retired General Superintendent,
A. Watts, Inc. (general contractor)

THOMASVILLE


RICK T. BATTEN
President, Black Lumber Company

HOLLIS S. BLAIR
President, Elliot Florist & Greenhouse, Inc.

JOE W. CARROLL
Senior Vice President & City Executive-Thomasville,
Lexington State Bank

JOSEPH R. HEDGPETH, M.D.
Physician, Thomasville Ob-Gyn
Associates, P. A.

JAMES E. HUNTER, M.D.
Physician, Thomasville Medical
Associates, Inc.

HUBERT M. LEONARD
Mayor of Thomasville

ROBERT C. LEONARD
President & Owner, Cranford Silk Screen
Process, Inc.

KEVIN C. YATES
President, Carolina Veneer of
Thomasville, Inc.


OFFICERS OF LSB BANCSHARES, INC.

ROBERT F. LOWE
Chairman, President & Chief
Executive Officer

H. FRANKLIN SHERRON, JR.
Vice President

MONTY J. OLIVER
Secretary & Treasurer

ROBIN A. HUNEYCUTT
Assistant Secretary

OFFICERS OF LEXINGTON STATE BANK

ROBERT F. LOWE
Chairman, President & Chief Executive Officer

H. FRANKLIN SHERRON, JR.
Executive Vice President & Chief Operating Officer

MONTY J. OLIVER
Executive Vice President & Cashier

[PHOTO]
Monty J. Oliver, Robert F. Lowe, H. Franklin Sherron

CORETTA J. BIGELOW
Senior Vice President, Credit Administration

CRAIG L. CALL
Senior Vice President, Corporate Accounting

RONALD E. COLEMAN
Senior Vice President, Credit Administration

R. CLARK DILLON
Senior Vice President & Trust Officer

PHILIP G. GIBSON
Senior Vice President, Mortgage Loans

ROBIN A. HUNEYCUTT
Senior Vice President & Secretary

CHARLES N. REYNOLDS
Senior Vice President, Credit Administration

KATHY V. RICHARDSON
Senior Vice President, Branch Administration

D. GERALD SINK
Senior Vice President, Operations

RONALD W. SINK
Senior Vice President, Human Resources

KEARNEY H. ANDREWS
Vice President, Marketing

H. KENT BECK
Vice President, Mortgage Loans

LYNN B. COLLINS
Vice President, Operations

JOHN R. CRANOR
Vice President, Information Systems

DONNA G. HENCH
Vice President & Auditor

BRENDA M. HOUSER
Vice President & Trust Officer

P. WAYNE KIMBRELL, JR.
Vice President, Revolving & Consumer Credit

PAMELA S. LAWSON
Vice President & Assistant Auditor

E. WARREN MACKINSTRY
Vice President, Commercial Loans

KATHRYN C. OAKLEY
Vice President, Human Resources

REBECCA J. PEOPLES
Vice President, Administration

W. EARL SNIPES
Vice President, Commercial Loans

JOSEPH T. WALLACE
Vice President & Security, Compliance & CRA Officer

STEPHEN V. WEEKS
Vice President, Consumer Loans

JACQUES S. YOUNGBLOOD
Vice President, Information Systems

JACQUELINE K. AURICH
Assistant Vice President, Marketing

THOMAS J. BEIGHLEY
Assistant Vice President, & Assistant Auditor

DEBBIE C. FANARY
Assistant Vice President, Mortgage Loans

JEAN P. GOOCH
Assistant Vice President, Corporate Accounting

C. MARK HALL
Assistant Vice President, Commercial Loans

GERALDINE J. HAND
Assistant Vice President, Operations

R. CARLTON JONES, JR.
Assistant Vice President, Commercial Loans

SHERRILL B. JONES
Assistant Vice President, Operations

SHIRLEY V. PUTNAM
Assistant Vice President, Mortgage Operations

LEWIS N. TERRELL
Assistant Vice President, Consumer Loans

KIMBERLY M. WEHRLE
Assistant Vice President & Assistant Secretary

CATHY F. WILKERSON
Assistant Vice President, Branch Operations

TENA C. YOUNTZ
Assistant Vice President

ALICE C. CARTRETTE
Banking Officer

ROBIN B. CECIL
Banking Officer

TERESA A. GREGG
Banking Officer

DORIS M. GRIFFIN
Banking Officer

B. EUGENE KLUMP
Banking Officer

MARTHA Y. LEONARD
Banking Officer

TRACY M. LEONARD
Banking Officer

SALLY C. THOMASON
Banking Officer

RODNEY E. WALSER
Banking Officer

KATHY L. JOHNSON
Loan Operations Officer & Assistant Secretary

TEDDY L. JONES
Assistant Secretary

TAMMY L. LEMLY
Bank Card Officer

CATHY B. MARION
Assistant Compliance Officer & Assistant Security Officer

LISA H. SINK
Assistant Security

OFFICES OF LEXINGTON STATE BANK AND SUBSIDIARIES

DAVIDSON COUNTY

ARCADIA OFFICE

JANET B. YATES
Assistant Vice President

SHARON C. PIERCE
Branch Officer

LEXINGTON LOAN CENTER

JIM D. THOMASON
Vice President

TAMARA M. HUNT
Assistant Secretary

MIDWAY OFFICE

WENDY L. NORRIS
Assistant Vice President

DEBBIE W. OVERBY
Assistant Branch Officer, Mortgage Loans

PENNY S. EVERHART
Banking Officer

NORTH LEXINGTON OFFICE

PATTIE S. BAYLIFF
Banking Officer

SOUTH LEXINGTON OFFICE

NANCY S. SEAFORD
Assistant Vice President

RANDALL C. BULLIN
Assistant Branch Officer, Mortgage Loans

SOUTH MAIN STREET OFFICE

JOANN C. ORRELL
Office Manager

TALBERT BOULEVARD OFFICE

REBEKAH C. TUCKER
Assistant Vice President

THOMASVILLE NATIONAL HIGHWAY OFFICE

JOE W. CARROLL
Senior Vice President & City Executive,
Thomasville Offices

ROY A. HYDE
Vice President

JOYCE A. OVERSTREET
Assistant Vice President, Mortgage Loans

THOMASVILLE PIEDMONT RETIREMENT CENTER OFFICE

DAVIDA L. BECK
Office Manager

THOMASVILLE RANDOLPH STREET OFFICE

DEREK L. CHURCH
Vice President, Commercial Loans

DAREN C. FULLER
Assistant Vice President

WALLBURG OFFICE

THOMAS B. PHELPS
Assistant Vice President

ANN B. WARREN
Assistant Branch Officer

WELCOME OFFICE

MARY SUE STALLINGS
Vice President

RUBY D. MORRIS
Consumer Loan Officer

WEST SIDE OFFICE

SHEILA A. SLAYDON
Assistant Vice President

AMY J. NANCE
Assistant Branch Officer

FORSYTH COUNTY

CLEMMONS OFFICE

REVETA J. GUNNELL
Vice President & City Executive

JAMES J. TOBIN
Vice President, Commercial Loans

SHERRI B. BOWMAN
Banking Officer

KERNERSVILLE OFFICE

GINGER R. FRITTS
Assistant Vice President & City Executive

RURAL HALL OFFICE

LOLA R. FRY
Assistant Vice President

ROBIN S. HORN
Assistant Branch Officer

WALKERTOWN OFFICE

PAMELA B. TUTTLE
Assistant Vice President

WYTHENE C. PALMER
Banking Officer

WINSTON-SALEM SHERWOOD PLAZA OFFICE

LINDA H. MAYNARD
Assistant Vice President

WINSTON-SALEM STRATFORD ROAD OFFICE

NICHOLAS A. DAVES
Senior Vice President & Area Executive,
Forsyth & Stokes Counties

SUZANNE J. BULLOTTA
Senior Vice President, Commercial Loans

E. HILDRETH CASSELL
Vice President, Commercial Loans

WANDA S. MERSCHEL
Vice President & Assistant Secretary

EDWARD A. POTTS, JR.
Vice President, Mortgage Loans

BETTY R. HARTMAN
Assistant Vice President & Assistant Secretary

ALLISON W. THOMASON
Banking Officer & Assistant Secretary

STOKES COUNTY

DANBURY OFFICE

BRENDA O. MCDANIEL
Banking Officer

KING OFFICE

R. STANLEY SOUTHERN
Vice President & City Executive

KENT L. TEAGUE
Vice President, Commercial Loans

CARLA W. HOOKER
Assistant Vice President

ARTHUR A. SMITH
Assistant Vice President

JAMES DEREK EDWARDS
Mortgage Loan Officer

LSB INVESTMENT SERVICES, INC.

PATRICIA A. ROZANSKI
Vice President & Program Manager,
Winston-Salem Office

KAREN M. HOLLAND
Investment Consultant
Lexington Office

DEBRA A. PITTS
Investment Consultant,
Thomasville Office

PEOPLES FINANCE COMPANY
OF LEXINGTON, INC.

KEITH O. FRAZIER
Vice President, Lexington Office

DANNY G. SPURRIER
Branch Officer, Lexington Office

CHRISTOPHER L. MICKEY
Branch Officer, King Office

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
P.O.Box 8218
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

                                                      Prices                         Cash
                                      -------------------------------------        Dividends
 2000                                  High            Low           Close         Declared
--------------------------------------------------------------------------------------------

First Quarter ................        $ 16.63        $ 12.75        $ 14.00          .14
Second Quarter ...............          15.75          12.06          12.25          .14
Third Quarter ................          14.00          11.88          11.88          .14
Fourth Quarter ...............          13.64          10.38          11.13          .14

1999
First Quarter ................        $ 20.00        $ 18.25        $ 19.25          .14
Second Quarter ...............          20.00          18.50          19.00          .14
Third Quarter ................          19.63          17.50          18.00          .14
Fourth Quarter ...............          19.25          15.75          15.75          .14

The following firms make a market in LSB Bancshares' common stock:

Robinson Humphrey Co., Inc.
Wachovia Securities
Spear, Leeds & Kellogg
Scott & Stringfellow, Inc.
Morgan Keegan & Co., Inc.
Moors & Cabot, Inc.
Knight Securities L.P.
First Tennessee Securities
Legg Mason Wood Walker, Inc.
Sherwood Securities Corp.

ANNUAL MEETING

The Annual Meeting of Shareholders of LSB Bancshares, Inc. will be held at 10:00 a.m., Wednesday, April 18, 2001 at One LSB Plaza, 5th floor, Lexington. There will be a luncheon following the meeting at 12:30 p.m. at the J. Smith Young YMCA located at 119 West Third Avenue, Lexington. All shareholders are cordially invited to attend.

ANNUAL DISCLOSURE STATEMENT

This statement has not been reviewed for accuracy or relevance by the Federal Deposit Insurance Corporation.

[PUZZLE PIECE GRAPHIC]

LSB BANCSHARES, INC. &
LSB CORPORATE OFFICE:
One LSB Plaza/38 West First Avenue
P.O. Box 867 Lexington, NC 27293-0867
336/248-6500      www.lsbnc.com


LSB OFFICES & SUBSIDIARIES:

Davidson County...

Arcadia*
3500 Old Salisbury Road

Main Office Drive-up*
27 West Center

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

West Side*
60 New Highway 64 West


Forsyth County...

Clemmons*
2386 Lewisville-Clemmons Road

Kernersville*
131 East Mountain Street

Rural Hall*
8055 Broad Street

Sherwood Plaza*
3384 Robinhood Road, Winston-Salem

Stratford Road*
161 S. Stratford Road, Winston-Salem

Walkertown*
3000 Old Hollow Road


Stokes County...

Danbury*
Highway 8 & 89, Old Walnut Cove Road

King*
647 S. Main Street


LSB Investment Services

Lexington Office
29 West Center Street

Thomasville Office
724 National Highway

Winston-Salem Office
161 S. Stratford Road


Peoples Finance Company

Lexington Office
203 E. Center Street

King Office
607 South Main Street

*ATM available at this location.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 LSB BANCSHARES, INC.


Date: February 13, 2001                     By  /s/ ROBERT F. LOWE
                                                ---------------------------
                                                 Robert F. Lowe, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                       CAPACITY                         DATE
/s/ ROBERT F. LOWE
-------------------------,     President and Director          February 13, 2001
Robert F. Lowe                 (Principal Executive Officer)

/s/ MONTY J. OLIVER
-------------------------,     Secretary and Treasurer         February 13, 2001
Monty J. Oliver                (Principal Financial Officer)

/s/ MICHAEL S. ALBERT
-------------------------,     Director                        February 13, 2001
Michael S. Albert

/s/ PEGGY B. BARNHARDT
-------------------------,     Director                        February 13, 2001
Peggy B. Barnhardt

/s/ LEONARD H. BECK
-------------------------,     Director                        February 13, 2001
Leonard H. Beck

/s/ MARVIN D. GENTRY
-------------------------,     Director                        February 13, 2001
Marvin D. Gentry

/s/ SAMUEL R. HARRIS
-------------------------,     Director                        February 13, 2001
Samuel R. Harris

/s/ WALTER A. HILL, SR.
-------------------------,     Director                        February 13, 2001
Walter A. Hill, Sr.

/s/ SUE H. HUNTER
-------------------------,     Director                        February 13, 2001
Sue H. Hunter

/s/ DAVID A. SMITH
-------------------------,     Director                        February 13, 2001
David A. Smith

/s/ ROBERT B. SMITH, JR.
-------------------------,     Director                        February 13, 2001
Robert B. Smith, Jr.

/s/ BURR W. SULLIVAN
-------------------------,     Director                        February 13, 2001
Burr W. Sullivan

/s/ ROBERTS E. TIMBERLAKE
-------------------------,     Director                        February 13, 2001
Roberts E. Timberlake

/s/ LLOYD G. WALTER, JR.
-------------------------,     Director                        February 13, 2001
Lloyd G. Walter, Jr.


/s/ JULIUS S. YOUNG, JR.
-------------------------,     Director                        February 13, 2001
Julius S. Young, Jr.