Form 10-Q
period 2001-03-31
LSB BANCSHARES INC /NC/
filed 2001-05-04
CIK 714530

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

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

         The number of shares outstanding as of March 31, 2001 was 8,437,511.

                              LSB BANCSHARES, INC.

                                    FORM 10-Q

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         March 31, 2001 and 2000, December 31, 2000

         Consolidated Statements of Income
         Three Months Ended March 31, 2001 and 2000

         Consolidated Statements of Changes in Shareholders' Equity Three Months Ended March 31, 2001 and 2000

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2001 and 2000

         Notes to Consolidated Financial Statements
         Three Months Ended March 31, 2001 and 2000

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

LSB Bancshares, Inc.
Consolidated Balance Sheets                                         (Unaudited)                             (Unaudited)
(In Thousands)                                                         March 31           December 31          March 31
                                                                         2001                2000                2000
                                                                    ----------------    ----------------    ----------------
ASSETS
Cash and Due From Banks                                           $          29,869   $          26,916   $          30,075
Interest-Bearing Bank Balances                                                4,950               7,757               5,326
Federal Funds Sold and Securities Purchased
     Under Resale Agreements                                                 66,750              69,555              43,925
Investment Securities:
     Held to Maturity, MV $71,258, $73,557 and $77,123                       69,623              72,828              78,943
     Available for Sale, at Market Value                                     52,774              52,504              80,643
Loans                                                                       556,460             549,065             522,299
Less, Reserve for Loan Losses                                                (5,975)             (5,959)             (5,369)
                                                                            --------            --------            --------
        Net Loans                                                           550,485             543,106             516,930
Premises and Equipment                                                       11,965              11,609              11,134
Other Assets                                                                 11,197              11,295              11,733
                                                                            --------            --------            --------
        TOTAL ASSETS                                              $         797,613   $         795,570   $         778,709
                                                                    ================    ================    ================


LIABILITIES
Deposits
     Demand                                                       $          74,546   $          75,588   $          74,734
     Savings, NOW and Money Market Accounts                                 326,382             318,626             320,848
     Certificates of Deposit of less than $100,000                          192,074             198,039             182,317
     Certificates of Deposit of $100,000 or more                             80,183              79,723              54,702
                                                                            --------            --------            --------
        Total Deposits                                                      673,185             671,976             632,601
Securities Sold Under Agreements to Repurchase                                3,733               3,002              26,125
Borrowings from the Federal Home Loan Bank                                   38,300              40,450              42,500
Other Liabilities                                                             6,861               5,899               6,468
                                                                    ----------------    ----------------    ----------------
        TOTAL LIABILITIES                                                   722,079             721,327             707,694
                                                                            --------            --------            --------
SHAREHOLDERS' EQUITY
Preferred Stock, Par Value $.01 Per Share:
     Authorized 10,000,000 shares; none issued                                    0                   0                   0
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,437,511 Shares
in 2001 and 8,432,824 and 8,453,703 shares in 2000                           42,188              42,164              42,269
Paid-In Capital                                                               9,849               9,837              10,080
Common Stock Acquired for
     Directors' Deferred Plan                                                  (855)               (797)               (776)
Retained Earnings                                                            24,011              23,019              20,173
Accumulated Other Comprehensive Income                                          341                  20                (731)
                                                                    ----------------    ----------------    ----------------
        TOTAL SHAREHOLDERS' EQUITY                                           75,534              74,243              71,015
                                                                            --------            --------            --------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $         797,613   $         795,570   $         778,709
                                                                    ================    ================    ================

Memorandum:  Standby Letters of Credit                            $           3,400   $           3,384   $           2,915

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of Income
(In Thousands except Share Data)

(Unaudited)                                                        Three Months Ended
                                                                        March 31
                                                             -------------------------------
                                                                  2001             2000
                                                             ---------------   -------------
INTEREST INCOME
     Interest and Fees on Loans                            $         12,465  $       11,525
     Interest on Investment Securities:
        Taxable                                                       1,310           1,428
        Tax Exempt                                                      426             462
     Interest-Bearing Bank Balances                                     130             222
     Federal Funds Sold and Securities
        Purchased Under Resale Agreements                               961             491
                                                                   ---------       ---------
        Total Interest Income                                        15,292          14,128
                                                             ---------------   -------------

INTEREST EXPENSE
     Deposits                                                         7,001           5,726
     Securities Sold Under Agreements to Repurchase                      43              78
     Borrowings from the Federal Home Loan Bank                         575             631
                                                                   ---------       ---------
        Total Interest Expense                                        7,619           6,435
                                                             ---------------   -------------

NET INTEREST INCOME                                                   7,673           7,693
     Provision for Loan Losses                                          282             195
                                                             ---------------   -------------
     Net Interest Income After Provision
     for Loan Losses                                                  7,391           7,498
                                                             ---------------   -------------

NONINTEREST INCOME
     Service Charges on Deposit Accounts                                945             845
     Gains on Sales of Mortgages                                         37              19
     Other Operating Income                                           1,084           1,098
                                                                   ---------       ---------
        Total Noninterest Income                                      2,066           1,962
                                                             ---------------   -------------

NONINTEREST EXPENSE
     Personnel Expense                                                3,412           3,395
     Occupancy Expense                                                  334             326
     Equipment Depreciation and Maintenance                             365             351
     Other Operating Expense                                          2,146           1,958
                                                             ---------------   -------------
        Total Noninterest Expense                                     6,257           6,030
                                                                   ---------       ---------
     Income Before Income Taxes                                       3,200           3,430
     Income Taxes                                                     1,027           1,027
                                                                   ---------       ---------
NET INCOME                                                 $          2,173 $         2,403
                                                             ===============   =============

Earnings Per Share:
     Basic                                                 $           0.26 $          0.28
     Diluted                                                           0.26            0.28

Weighted Average Shares Outstanding:
     Basic                                                        8,434,386       8,456,601
     Diluted                                                      8,470,835       8,542,478

Cash Dividends Declared per Share                          $           0.14  $         0.14

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of
Changes in Shareholders' Equity
(In Thousands)

(Unaudited)                                                                                 Accumulated
                                                               Directors'                      Other             Total
                                         Common     Paid-In     Deferred      Retained      Comprehensive    Shareholders'
                                         Stock      Capital       Plan        Earnings         Income            Equity
                                     ----------------------------------------------------------------------------------------

Balances at December 31, 1999        $   42,215 $     10,151              $       18,953 $           (595)$           70,724
Net Income                                                                         2,403                               2,403
Change in unrealized loss on securities
    available for sale, net of deferred
    income taxes                                                                                     (136)              (136)
                                                                                                            -----------------
        Comprehensive income                                                                                           2,267
Cash dividends declared on
    common stock                                                                  (1,183)                             (1,183)
Common stock issued for stock
    options exercised                       132           84                                                             216
Common stock acquired                       (78)        (155)$       (776)                                            (1,009)
                                     ----------------------------------------------------------------------------------------
Balances at March 31, 2000           $   42,269 $     10,080 $       (776)$       20,173 $           (731)$           71,015
                                     ========================================================================================

Balances at December 31, 2000        $   42,164 $      9,837 $       (797)$       23,019 $             20 $           74,243
Net Income                                                                         2,173                               2,173
Change in unrealized gain on securities
    available for sale, net of deferred
    income taxes                                                                                      321                321
                                                                                                                      -------
        Comprehensive income                                                                                           2,494
Cash dividends declared on
    common stock                                                                  (1,181)                             (1,181)
Common stock issued for stock
    options exercised                        24           12                                                              36
Common stock acquired                                                 (58)                                               (58)
                                     ----------------------------------------------------------------------------------------
Balances at March 31, 2001           $   42,188 $      9,849 $       (855)$       24,011 $            341 $           75,534
                                     ========================================================================================


Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

                                                                                 Three Months Ended March 31
                                                                        ----------------------------------------------
                                                                              2001                         2000
                                                                        -----------------            -----------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                            $            2,173           $            2,403
Adjustments to reconcile net income to net cash:
  Depreciation and amortization                                                      350                          336
  Securities premium amortization and
    discount accretion, net                                                           11                            1
  (Increase) decrease in loans held for sale                                        (922)                       1,285
  Deferred income taxes                                                             (255)                         (24)
  Income taxes payable                                                             1,331                        1,054
  (Increase) decrease in income earned but not received                             (161)                        (799)
  Increase (decrease) in interest accrued but not paid                              (224)                         310
  Net (increase) decrease in other assets                                            312                          224
  Net increase (decrease) in other liabilities                                      (144)                          18
  Provision for loan losses                                                          282                          195
  (Gain) loss on sale of premise and equipment                                         7                           (1)
                                                                                 --------                     --------
     Net Cash provided by operating activities                                     2,760                        5,002
                                                                        -----------------            -----------------

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of securities held to maturity                                          (1,504)                     (11,134)
Proceeds from maturities of securities held to maturity                            4,708                          750
Proceeds from sales of securities held to maturity                                     0                            0
Purchases of securities available for sale                                       (12,757)                     (22,257)
Proceeds from maturities of securities available for sale                         13,000                        1,650
Proceeds from sales of securities available for sale                                   0                            0
Net (increase) decrease in loans made to customers                                (6,740)                     (17,578)
Purchases of premises and equipment                                                 (713)                        (256)
Proceeds from sale of premises and equipment                                           0                            3
Net (increase) decrease in federal funds sold
  and securities purchased under resale agreements                                 2,805                      (16,655)
                                                                                 --------                     --------
  Net cash used by investing activities                                           (1,201)                     (65,477)
                                                                        -----------------            -----------------

CASH FLOW FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits,
NOW, money market and savings accounts                                             6,714                       23,700
Net increase (decrease) in time deposits                                          (5,505)                       3,479
Net increase (decrease) in securities
  sold under agreements to repurchase                                                731                       24,826
Proceeds from issuance of long term debt                                               0                            0
Payments on long term debt                                                        (2,150)                      (2,650)
Dividends Paid                                                                    (1,181)                      (1,184)
Proceeds from issuance of common stock                                                36                          216
Common stock acquired                                                                (58)                      (1,009)
                                                                        -----------------            -----------------
  Net cash provided by (used by) financing activities                             (1,413)                      47,378
                                                                        -----------------            -----------------

Increase (decrease) in cash and cash equivalents                                     146                      (13,097)
Cash and cash equivalents at the beginning of the period                          34,673                       48,498
                                                                                 --------                     --------
Cash and cash equivalents at the end of the period                    $           34,819           $           35,401
                                                                        =================            =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the years for:
    Interest                                                      $            8,357            $            6,125
    Income Taxes                                                                 (48)                           (3)

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS
  Transfer of loans to other real estate owned                    $              484            $                0
  Unrealized losses on securities available for sale:
    Change in securities available for sale                                      522                          (223)
    Change in deferred income taxes                                             (201)                           87
    Change in shareholders' equity                                               321                          (136)

Notes to consolidated financial statements are an integral part hereof.

                              LSB Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                   Three Months Ended March 31, 2001 and 2000


NOTE 1.   BASIS OF PRESENTATION

         The accompanying interim unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         The accompanying unaudited Consolidated Financial Statements include the accounts of LSB Bancshares, Inc., (the Corporation) and its wholly owned subsidiary, Lexington State Bank (the Bank) and the Bank's wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. and LSB Investment Services, Inc.

         For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2.  INVESTMENT SECURITIES

         The valuations of investment securities as of March 31, 2001 and December 31, 2000 were as follows (in thousands):

                                                                           March 31, 2001
                                                                                                       Approximate
                                                  Amortized        Unrealized         Unrealized         Market
                                                     Cost            Gains              Losses            Value
                                                 -------------    ------------        ------------     -------------

Securities held to maturity:
U.S. Treasury and other U.S.
     government agency obligations             $       36,520   $         563       $           0    $       37,083
State, county and municipal securities                 33,103           1,155                  83            34,175
                                                 -------------    ------------        ------------     -------------
     Total securities held to maturity         $       69,623   $       1,718       $          83    $       71,258
                                                 =============    ============        ============     =============

                                                                                                       Approximate
                                                  Amortized        Unrealized         Unrealized         Market
                                                     Cost            Gains              Losses            Value
                                                 -------------    ------------        ------------     -------------

Securities available for sale:
U.S. Treasury and other U.S.
     government agency obligations             $       48,203   $         525       $           1    $       48,727
State, county and municipal securities                  1,357              41                  11             1,387
Federal Home Loan Bank stock                            2,660               0                   0             2,660
                                                 -------------    ------------        ------------     -------------
     Total securities available for sale       $       52,220   $         566       $          12    $       52,774
                                                 =============    ============        ============     =============

                                                                                December 31, 2000
                                                                                                           Approximate
                                                     Amortized        Unrealized         Unrealized          Market
                                                       Cost             Gains               Losses            Value
                                                    ------------     -------------       -------------     ------------

Securities held to maturity:
U.S. Treasury and other U.S.
    government agency obligations                 $      40,526    $          218      $          259    $      40,485
State, county and municipal securities                   32,302               913                 143           33,072
                                                    ------------     -------------       -------------     ------------
    Total securities held to maturity             $      72,828    $        1,131      $          402    $      73,557
                                                    ============     =============       =============     ============

                                                                                                           Approximate
                                                     Amortized        Unrealized         Unrealized          Market
                                                       Cost             Gains               Losses            Value
                                                    ------------     -------------       -------------     ------------

Securities available for sale:
U.S. Treasury and other U.S.
    government agency obligations                 $      49,142    $          117      $          116    $      49,143
State, county and municipal securities                      852                32                   0              884
Federal Home Loan Bank stock                              2,477                 0                   0            2,477
                                                    ------------     -------------       -------------     ------------
    Total securities available for sale           $      52,471    $          149      $          116    $      52,504
                                                    ============     =============       =============     ============


         No investment securities were sold during the period ended March 31, 2001.

         Investment securities with amortized cost of $85,985,003 and $90,640,673, as of March 31, 2001 and December 31, 2000, respectively, were pledged to secure public deposits and for other purposes.

NOTE 3.  LOANS (Table in thousands) A summary of consolidated loans follows:

                                                           March 31
                                               2001                       2000
                                           --------------             --------------
Commercial, financial, & agricultural    $       175,691            $       159,013
Real estate - construction                        38,968                     30,256
Real estate - mortgage                           267,316                    256,941
Installment loans to individuals                  63,039                     64,888
Lease financing                                      132                        775
Other                                             11,314                     10,426
                                                ---------                  ---------
Total loans, net of unearned income      $       556,460            $       522,299
                                           ==============             ==============

         As of January 1, 1995, the Corporation adopted SFAS 114 as amended by SFAS 118 for impaired loans. The statements subject all loans to impairment recognition except for large groups of smaller-balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Corporation generally considers loans to be impaired when future payments of principal and interest are in doubt. Included in impaired loans are loans that are consistently past due, loans 90 days or more past due and nonaccrual loans. Interest income on impaired loans is recognized consistent with the Corporation's income recognition policy of daily accrual of income until the loan is determined to be uncollectible and placed in a nonaccrual status. For all impaired loans other than nonaccrual loans, interest income totaling $90,195 for the period was recorded on an accrual basis. Interest income on nonaccrual loans is recognized on a cash basis. No cash was collected during the period on nonaccrual loans since being placed in a nonaccrual status. Interest income on nonaccrual loans that would have been recorded in accordance with the original terms of the notes was $37,898. The adoption of SFAS 114 and SFAS 118 did not have a material effect on the Corporation's financial position or results of operations and required no increase to the reserve for loan and lease losses.

         At March 31, 2001, the total investment in loans that are considered impaired under SFAS 114 was $4,806,000, including nonaccrual loans of $457,000. A related valuation allowance of $831,000 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended March 31, 2001 was approximately $4,870,000.

         At March 31, 2001, loans totaling $10,566,000 were held for sale stated at the lower of cost or market on an individual loan basis.

NOTE 4.  RESERVE FOR LOAN LOSSES (in thousands)

         The following sets forth the analysis of the consolidated reserve for loan losses:

                                                            Three Months Ended
                                                                March 31

                                                      2001                     2000
                                                   ------------            -------------
Balances at beginning of periods                 $       5,959           $        5,246
Provision for loan losses                                  282                      195
Recoveries of amounts previously
    charged off                                             62                       45
Loan losses                                               (328)                    (117)
                                                   ------------            -------------
Balances at end of periods                       $       5,975           $        5,369
                                                   ============            =============

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

         Statement No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued by FASB in June 1996 with an effective date of January 1, 1997. Bancshares adopted SFAS 125 with no effect on its financial position and operating results. In October 2000, FASB issued Statement No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" as a replacement of SFAS 125. SFAS 140 contains all of the main provisions of SFAS 125 but also covers issues not previously addressed in Statement 125 concerning transfers and servicing of financial assets. With certain exceptions, SFAS 140 is effective for transfers and servicing of financial assets occurring after March 31, 2001. Bancshares does not anticipate any material effect on its financial position and operating results from adoption of the standard.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operations for LSB Bancshares, Inc, ("Bancshares") and its wholly owned subsidiary, Lexington State Bank ("LSB") for the three months ended March 31, 2001 and 2000. The consolidated financial statements also include the accounts and results of operations of LSB's wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. ("Peoples Finance") and LSB Investment Services, Inc. ("LSB Investment Services"). This discussion and analysis is intended to complement the unaudited financial statements, footnotes and supplemental financial data in this Form 10Q, and should be read in conjunction therewith.

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



THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Net Interest Income

         The primary source of earnings for the Corporation is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.

         Total interest income of $15.292 million for the first quarter of 2001 was up $1.164 million or 8.2% compared to $14.128 million for the first quarter of 2000. Total interest expense of $7.619 million for the first quarter of 2001 was up $1.184 million or 18.4% compared to $6.435 million for the first quarter of 2000. These results produced net interest income of $7.673 million for the first quarter of 2001, for a decrease of $20,000 or 0.3% compared to $7.693 million for the first quarter of 2000. The decrease in net interest income for the first quarter of 2001 was primarily the result of the rapid interest rate reductions in 2001. The Federal Reserve reduced interest rates three times in the first quarter of 2001, with each being a 50 basis point reduction. In this volatile interest rate environment, the bank's earning assets repriced more rapidly than its interest-bearing liabilities, resulting in compression of the net interest margin. Loan growth also slowed during this period. Loans constitute the largest group of earning assets and therefore generate the majority of Bancshares' interest income. For the period ended March 31, 2001, the loan portfolio increased $7.395 million or 1.3% over December 31, 2000 and $34.161 million or 6.5% over March 31, 2000. For the period ended March 31, 2001, deposits increased $1.209 million or 0.2% over December 31, 2000 and $40.584 million or 6.4% over March 31, 2000.


Noninterest Income and Expense

         Noninterest income for the first quarter of 2001 was up $104,000 or 5.3% compared to the first quarter of 2000. Fee income related to service charges on deposit accounts for the first quarter of 2001 increased $100,000 or 11.8% compared to the first quarter of 2000. The gain on the sale of mortgage loans for the first quarter of 2001 was $37,000 compared to $19,000 for the first quarter of 2000. Other operating income for the first quarter of 2001 decreased $14,000 or 1.3% compared to the first quarter of 2000. Fee income from the Bank's bankcard division, produced an increase of $29,000 or 8.2% for the first quarter of 2001 compared to the first quarter of 2000. Commissions generated by the financial services' subsidiary decreased $101,000 or 37.1% the first quarter of 2001 compared to the first quarter of 2000. The bank's financial services subsidiary generates commission income from the sale of mutual funds, annuities and equities.

         Noninterest expense for the first quarter of 2001 increased $227,000 or 3.8% compared to the first quarter of 2000. Personnel expense for the first quarter of 2001, comprised of salaries and fringe benefits, increased a modest $17,000 or 0.5% over the first quarter of 2000. The increase for the first quarter of 2001 in occupancy expense was $8,000 or 2.5% compared to the first quarter of 2000. Equipment depreciation and maintenance expense increased $14,000 or 4.0% for the period being compared. Other operating expense for the first quarter of 2001 increased $188,000 or 9.6% compared to the first quarter of 2000. Automated processing expenses for the first quarter of 2001 increased $82,000 or 22.1% compared to the first quarter of 2000. Bankcard expense for the first quarter of 2001 increased $21,000 or 8.8% compared to the first quarter of 2000.

Asset Quality and Provision for Loan Losses

         The reserve for loan losses was $5.975 million or 1.07% of loans outstanding at March 31, 2001 compared to $5.959 million or 1.09% of loans outstanding at December 31, 2000 and $5.369 million or 1.03% at March 31, 2000. Non-performing loans totaled $2.764 million or .50% of loans outstanding at March 31, 2001 compared to $2.984 million or .54% of loans outstanding at December 31, 2000, and $2.151 million or .41% of loans outstanding at March 31, 2000. Nonperforming loans include nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. As of March 31, 2001, Bancshares had $336,000 in restructured loans, $738,000 in other real estate and $457,000 in nonaccrual loans. Accruing loans past due 90 days or more were $1.233 million at March 31, 2001 compared to $1.316 million at December 31, 2000 and $663,000 at March 31, 2000. The accrual of interest generally discontinues on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At March 31, 2001, the reserve for loan losses was 2.16 times non-performing loans, compared to 2.00 times at December 31, 2000 and 2.50 times non-performing loans at March 31, 2000.


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

         The provision for loan and lease losses at March 31, 2001 was $282,000 compared to $195,000 in 2000. Net charge-offs amounted to $266,000, or .20% of average loans outstanding, on an annualized basis, during the first three months of 2001. The quality of the loan portfolio has remained at a high level, reflected by the relatively small increase in loan loss provision expensed.

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

                             ASSET QUALITY ANALYSIS


                                                             Quarter Ended          Year Ended        Quarter Ended
                                                                 3/31/2001          12/31/2000            3/31/2000
                                                            ---------------      --------------       --------------

RESERVE FOR LOAN LOSSES
        Beginning Balance                                 $          5,959     $         5,246      $         5,246
        Provision for loan losses                                      282               2,550                  195
        Net (charge-off) recoveries                                   (266)             (1,837)                 (72)
                                                                  ---------           ---------            ---------
        Ending balance                                               5,975               5,959                5,369

RISK ASSETS
        Nonaccrual loans                                  $            457     $            57      $           454
        Foreclosed real estate                                         738               1,273                  902
        Restructured loans                                             336                 338                  132
        Loans 90 days or more past due
          and still accruing                                         1,233               1,316                  663
                                                            ---------------      --------------       --------------
        Total risk assets                                            2,764               2,984                2,151
ASSET QUALITY RATIOS
Nonaccrual loans as a percentage of total loans                      0.08%               0.01%                0.09%

Nonperforming assets as a percentage of:
        Total assets                                                  0.35                0.38                 0.28
        Loans plus foreclosed property                                0.50                0.54                 0.41
Net charge-offs as a percentage of average loans                      0.20 X              0.34                 0.06 X
Reserve for loan losses as a percentage of loans                      1.07                1.09                 1.03
Ratio of reserve for loan losses to:
        Net charge-offs                                               5.54 X              3.24                18.64 X
        Nonaccrual loans                                             13.07              104.54                11.83

*N/M Denotes Non Meaningful
   X Denotes Annualized


Income Taxes

         Accrued taxes of $1,027,000 applicable to income for the three-month period ended March 31, 2001 remained the same as the prior period, although pretax income decreased. The effective tax rate increased due to fewer nonqualified options being exercised and a decrease in nontaxable income.

Capital Resources and Shareholders' Equity

         Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off-balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders' equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the reserve for loan losses and certain long-term debt. At March

         31, 2001, based on these measures, Bancshares' had a Tier 1 capital ratio of 14.06% compared to the regulatory requirement of 4% and total capital ratio of 15.19% compared to an 8% regulatory requirement.

         Additional regulatory capital measures include the Tier 1 leverage ratio. The Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At March 31, 2001, Bancshares' Tier 1 leverage ratio was 9.38%.


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

         To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and interest-sensitive liabilities. The bank uses an asset/liability simulation model to produce a gap analysis. The simulation model computes projected runoff of deposits that do not have contractual maturity dates. On March 31, 2001 the gap between interest-sensitive assets and interest-sensitive liabilities was a negative $55,371,000 or .86. Under current economic conditions, management believes that is an acceptable ratio.

         Asset/liability management also addresses liquidity positioning. Liquidity management is required in order to fund current and future extensions of credit, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. As such, it is related to interest rate sensitivity management, in that each is affected by maturing assets and liabilities. While interest sensitivity management is concerned with repricing intervals of assets and liabilities, liquidity management is concerned with the maturities of those respective balances. An appropriate liquidity position is further accomplished through deposit growth and access to sources of funds other than deposits, such as the federal funds market. Details of cash flows for the three-months ended March 31, 2001 and 2000 are provided in the Consolidated Statements of Cash Flow.


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

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on April 18, 2001. Proxies were solicited in connection with the Annual Meeting in accordance with Regulation 14 under the Securities Exchange Act of 1934, as amended, pursuant to a Proxy Statement dated March 20, 2001, in the form as filed by the Company with the Securities and Exchange Commission on March 20, 2001.

         At the Annual Meeting, the shareholders of the Company (i) elected four members to the Company's Board of Directors, (ii) ratified the appointment of Turlington and Company LLP to conduct the independent audit for the year 2001 and (iii) voted for a proposal to amend the LSB Bancshares, Inc. 1996 Omnibus Stock Incentive Plan, each as more fully described in the Proxy Statement. Of the 8,432,824 shares of the Company's common stock represented and entitled to vote at the Annual Meeting, the number of shares cast for, against and withheld, and the number of abstentions and broker non-votes, as to each proposal are set forth below:

         1. Election of Directors.

                                           For (Proxy)           Withheld
                                           -----------           --------
                   Michael S. Albert        5,554,176             183,698
                   Peggy B. Barnhardt       5,546,906             190,968
                   Walter A. Hill, Sr.      5,557,264             180,610
                   Robert B. Smith, Jr.     5,556,127             181,746


         2. Ratification of appointment of Turlington and Company LLP, CPA's, to conduct the independent audit for the year 2001.

                               For                Against            Abstaining
                            ---------             -------            ----------
                            5,708,613              21,832               7,429

         3. Approval of the amendment to the LSB Bancshares, Inc. 1996 Omnibus Stock Incentive Plan.

                               For                Against            Abstaining
                            ---------             -------            ----------
                            3,973,029             445,891              101,068


Item 5.  Other Information

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

             A.  Exhibits
                 Not Applicable.

             B.  Reports on Form 8-K
             The Corporation did not file any reports on Form 8-K during the three months ended March 31, 2001.


SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Date  May 3, 2001               LSB BANCSHARES., INC.
                                         ---------------------------------------
                                         (Registrant)


                                     By: /s/ Monty J. Oliver
                                        ----------------------------------------
                                        Monty J. Oliver
                                        Chief Financial Officer
                                            Principal Accounting Officer