Form 10-Q
period 2001-06-30
LSB BANCSHARES INC /NC/
filed 2001-08-13
CIK 714530

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2001

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

         The number of shares outstanding as of June 30, 2001 was 8,439,446.

                              LSB BANCSHARES, INC.

                                    FORM 10-Q

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         June 30, 2001 and 2000, December 31, 2000

         Consolidated Statements of Income
         Three Months Ended June 30, 2001 and 2000
         Six Months Ended June 30, 2001 and 2000

         Consolidated Statements of Changes in Shareholders' Equity Six Months Ended June 30, 2001 and 2000

         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2001 and 2000

         Notes to Consolidated Financial Statements
         Six Months Ended June 30, 2001 and 2000

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

LSB Bancshares, Inc.
Consolidated Balance Sheets                                  (Unaudited)                         (Unaudited)
(In Thousands)                                                 June 30         December 31         June 30
                                                                 2001             2000               2000
                                                              ---------         ---------         ---------
ASSETS
Cash and Due From Banks                                       $  33,200         $  26,916         $  35,397
Interest-Bearing Bank Balances                                    4,481             7,757             4,844
Federal Funds Sold and Securities Purchased
     Under Resale Agreements                                     56,665            69,555            24,075
Investment Securities:
     Held to Maturity, MV $59,161, $73,557 and $73,141           57,768            72,828            74,834
     Available for Sale, at Market Value                         67,384            52,504            76,770
Loans                                                           562,045           549,065           542,264
Less, Reserve for Loan Losses                                    (6,058)           (5,959)           (5,503)
                                                              ---------         ---------         ---------
        Net Loans                                               555,987           543,106           536,761
Premises and Equipment                                           12,186            11,609            11,478
Other Assets                                                     10,491            11,295            12,350
                                                              ---------         ---------         ---------
        TOTAL ASSETS                                          $ 798,162         $ 795,570         $ 776,509
                                                              =========         =========         =========


LIABILITIES
Deposits
     Demand                                                   $  81,930         $  75,588         $  75,889
     Savings, NOW and Money Market Accounts                     322,337           318,626           307,211
     Certificates of Deposit of less than $100,000              183,672           198,039           190,929
     Certificates of Deposit of $100,000 or more                 71,553            79,723            56,208
                                                              ---------         ---------         ---------
        Total Deposits                                          659,492           671,976           630,237
Securities Sold Under Agreements to Repurchase                    3,507             3,002            25,821
Borrowings from the Federal Home Loan Bank                       48,300            40,450            42,500
Other Liabilities                                                10,245             5,899             5,596
                                                              ---------         ---------         ---------
        TOTAL LIABILITIES                                       721,544           721,327           704,154
                                                              ---------         ---------         ---------
SHAREHOLDERS' EQUITY
Preferred Stock, Par Value $.01 Per Share:
     Authorized 10,000,000 shares; none issued                        0                 0                 0
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,439,446 Shares
in 2001 and 8,432,824 and 8,467,961, shares in 2000              42,197            42,164            42,340
Paid-In Capital                                                   9,855             9,837            10,125
Common Stock Acquired for
     Directors' Deferred Plan                                      (864)             (797)             (783)
Retained Earnings                                                25,003            23,019            21,318
Accumulated Other Comprehensive Income                              427                20              (645)
                                                              ---------         ---------         ---------
        TOTAL SHAREHOLDERS' EQUITY                               76,618            74,243            72,355
                                                              ---------         ---------         ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 798,162         $ 795,570         $ 776,509
                                                              =========         =========         =========

Memorandum:  Standby Letters of Credit                        $   3,696         $   3,384         $   3,399

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of Income
(In Thousands except Share Data)
(Unaudited)

                                                                Three Months Ended                 Six Months Ended
                                                                      June 30                            June 30
                                                           ----------------------------        ----------------------------
                                                              2001              2000              2001              2000
                                                           ----------        ----------        ----------        ----------
INTEREST INCOME
     Interest and Fees on Loans                            $   12,495        $   12,224        $   24,960        $   23,749
     Interest on Investment Securities:
        Taxable                                                 1,272             1,776             2,582             3,204
        Tax Exempt                                                408               447               834               909
     Interest-Bearing Bank Balances                                96               127               226               349
     Federal Funds Sold and Securities
        Purchased Under Resale Agreements                         680               483             1,641               974
                                                           ----------        ----------        ----------        ----------
        Total Interest Income                                  14,951            15,057            30,243            29,185
                                                           ----------        ----------        ----------        ----------

INTEREST EXPENSE
     Deposits                                                   6,208             6,014            13,209            11,740
     Securities Sold Under Agreements to Repurchase                43               377                86               455
     Borrowings from the Federal Home Loan Bank                   623               651             1,198             1,282
                                                           ----------        ----------        ----------        ----------
        Total Interest Expense                                  6,874             7,042            14,493            13,477
                                                           ----------        ----------        ----------        ----------

NET INTEREST INCOME                                             8,077             8,015            15,750            15,708
     Provision for Loan Losses                                    489               385               771               580
                                                           ----------        ----------        ----------        ----------
     Net Interest Income After Provision
     for Loan Losses                                            7,588             7,630            14,979            15,128
                                                           ----------        ----------        ----------        ----------

NONINTEREST INCOME
     Service Charges on Deposit Accounts                        1,020               890             1,965             1,735
     Gains on Sales of Mortgages                                   72                25               109                44
     Gains on Sales of Investment Securities                      541                 0               541                 0
     Other Operating Income                                     1,131             1,030             2,215             2,128
                                                           ----------        ----------        ----------        ----------
        Total Noninterest Income                                2,764             1,945             4,830             3,907
                                                           ----------        ----------        ----------        ----------

NONINTEREST EXPENSE
     Personnel Expense                                          3,994             3,457             7,406             6,852
     Occupancy Expense                                            339               333               673               659
     Equipment Depreciation and Maintenance                       397               348               762               699
     Other Operating Expense                                    2,404             2,063             4,550             4,021
                                                           ----------        ----------        ----------        ----------
        Total Noninterest Expense                               7,134             6,201            13,391            12,231
                                                           ----------        ----------        ----------        ----------
     Income Before Income Taxes                                 3,218             3,374             6,418             6,804
     Income Taxes                                               1,044             1,044             2,071             2,071
                                                           ----------        ----------        ----------        ----------
NET INCOME                                                 $    2,174        $    2,330        $    4,347        $    4,733
                                                           ==========        ==========        ==========        ==========

Earnings Per Share:
     Basic                                                 $     0.26        $     0.28        $     0.52        $     0.56
     Diluted                                                     0.26              0.27              0.51              0.55

Weighted Average Shares Outstanding:
     Basic                                                  8,439,446         8,462,496         8,436,916         8,459,548
     Diluted                                                8,475,598         8,526,338         8,471,942         8,534,198

Cash Dividends Declared per Share                          $     0.14        $     0.14        $     0.28        $     0.28

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of
Changes in Shareholders' Equity
(In Thousands)
(Unaudited)

                                                                                           Accumulated
                                                               Directors'                      Other             Total
                                          Common    Paid-In     Deferred      Retained      Comprehensive    Shareholders'
                                         Stock      Capital       Plan        Earnings         Income            Equity
                                     ----------------------------------------------------------------------------------------

Balances at December 31, 1999        $   42,215 $     10,151              $       18,953 $           (595)$           70,724
Net Income                                                                         4,733                               4,733
Change in unrealized loss on securities
    available for sale, net of deferred
    income taxes                                                                                      (50)               (50)
                                                                                                            -----------------
        Comprehensive income                                                                                           4,683
Cash dividends declared on
    common stock                                                                  (2,368)                             (2,368)
Common stock issued for stock
    options exercised                       204          129                                                             333
Common stock acquired                       (79)        (155)$       (783)                                            (1,017)
                                     ----------------------------------------------------------------------------------------
Balances at June 30, 2000            $   42,340 $     10,125 $       (783)$       21,318 $           (645)$           72,355
                                     ========================================================================================

Balances at December 31, 2000        $   42,164 $      9,837 $       (797)$       23,019 $             20 $           74,243
Net Income                                                                         4,347                               4,347
Change in unrealized gain on securities
    available for sale, net of deferred
    income taxes                                                                                      407                407
                                                                                                            -----------------
        Comprehensive income                                                                                           4,754
Cash dividends declared on
    common stock                                                                  (2,363)                             (2,363)
Common stock issued for stock
    options exercised                        33           18                                                              51
Common stock acquired                                                 (67)                                               (67)
                                     ----------------------------------------------------------------------------------------
Balances at June 30, 2001            $   42,197 $      9,855 $       (864)$       25,003 $            427 $           76,618
                                     ========================================================================================

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

                                                                  Six Months Ended June 30
                                                                 -------------------------
                                                                   2001             2000
                                                                 --------         --------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                       $  4,347         $  4,733
Adjustments to reconcile net income to net cash:
  Depreciation and amortization                                       712              670
  Securities premium amortization and
    discount accretion, net                                            17              (51)
  (Increase) decrease in loans held for sale                       (5,800)           2,113
  Deferred income taxes                                              (790)              24
  Income taxes payable                                                500             (285)
  (Increase) decrease in income earned but not received               407             (912)
  Increase (decrease) in interest accrued but not paid               (811)             663
  Net (increase) decrease in other assets                             932              155
  Net increase (decrease) in other liabilities                      4,657             (407)
  Provision for loan losses                                           771              580
  (Gain) loss on sale of investment securities                       (541)               0
  (Gain) loss on sale of premise and equipment                          7                1
                                                                 --------         --------
     Net Cash provided by operating activities                      4,408            7,284
                                                                 --------         --------

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of securities held to maturity                           (1,504)         (15,132)
Proceeds from maturities of securities held to maturity            16,579            8,879
Proceeds from sales of securities held to maturity                      0                0
Purchases of securities available for sale                        (36,750)         (22,256)
Proceeds from maturities of securities available for sale          22,500            5,693
Proceeds from sales of securities available for sale                  555                0
Net (increase) decrease in loans made to customers                 (7,853)         (38,621)
Purchases of premises and equipment                                (1,309)            (937)
Proceeds from sale of premises and equipment                            0                3
Net (increase) decrease in federal funds sold
  and securities purchased under resale agreements                 12,890            3,195
                                                                 --------         --------
  Net cash (used by) provided by investing activities               5,108          (59,176)
                                                                 --------         --------

CASH FLOW FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits,
NOW, money market and savings accounts                             10,053           11,218
Net increase (decrease) in time deposits                          (22,536)          13,597
Net increase (decrease) in securities
  sold under agreements to repurchase                                 504           24,521
Proceeds from long term debt                                       10,000                0
Payments on long term debt                                         (2,150)          (2,650)
Dividends Paid                                                     (2,363)          (2,368)
Proceeds from issuance of common stock                                 51              333
Common stock acquired                                                 (67)          (1,016)
                                                                 --------         --------
  Net cash provided by (used by) financing activities              (6,508)          43,635
                                                                 --------         --------

Increase (decrease) in cash and cash equivalents                    3,008           (8,257)
Cash and cash equivalents at the beginning of the period           34,673           48,498
                                                                 --------         --------
Cash and cash equivalents at the end of the period               $ 37,681         $ 40,241
                                                                 ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the years for:
    Interest                                                 $ 19,382         $ 12,814
    Income Taxes                                                2,060            2,332

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS
  Transfer of loans to other real estate owned               $    903         $    116
  Unrealized losses on securities available for sale:
    Change in securities available for sale                       662              (82)
    Change in deferred income taxes                              (255)              32
    Change in shareholders' equity                                407              (50)

Notes to consolidated financial statements are an integral part hereof.

                              LSB Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                     Six Months Ended June 30, 2001 and 2000


NOTE 1.   BASIS OF PRESENTATION

         The accompanying interim unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

NOTE 2.  INVESTMENT SECURITIES

         The valuations of investment securities as of June 30, 2001 and December 31, 2000 were as follows (in thousands):

                                                                  June 30, 2001
                                                                                                       Approximate
                                                  Amortized       Unrealized          Unrealized          Market
                                                     Cost            Gains              Losses            Value
                                                 -------------    ------------        ------------     -------------

Securities held to maturity:
U.S. Treasury and other U.S.
     government agency obligations             $       27,034   $         597       $           0    $       27,631
State, county and municipal securities                 30,734             989                 193            31,530
                                                 -------------    ------------        ------------     -------------
     Total securities held to maturity         $       57,768   $       1,586       $         193    $       59,161
                                                 =============    ============        ============     =============

                                                                                                       Approximate
                                                  Amortized       Unrealized          Unrealized          Market
                                                     Cost            Gains              Losses            Value
                                                 -------------    ------------        ------------     -------------

Securities available for sale:
U.S. Treasury and other U.S.
     government agency obligations             $       62,674   $         664       $           2    $       63,336
State, county and municipal securities                  1,356              40                   8             1,388
Federal Home Loan Bank stock                            2,660               0                   0             2,660
                                                 -------------    ------------        ------------     -------------
     Total securities available for sale       $       66,690   $         704       $          10    $       67,384
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
                                                    ============     =============       =============     ============


         During the quarter, investment securities were sold for $554,558 with a gain of $540,860.


         Investment securities with amortized cost of $89,322,753 and $90,640,673, as of June 30, 2001 and December 31, 2000, respectively, were pledged to secure public deposits and for other purposes.

NOTE 3.  LOANS (Table in thousands)
         A summary of consolidated loans follows:


                                                                             June 30
                                                                 2001                       2000
                                                             --------------             --------------
Commercial, financial, & agricultural                      $       183,852            $       167,514
Real estate - construction                                          39,059                     34,079
Real estate - mortgage                                             265,142                    264,315
Installment loans to individuals                                    63,258                     64,780
Lease financing                                                        129                        373
Other                                                               10,605                     11,203
                                                             --------------             --------------
Total loans, net of unearned income                        $       562,045            $       542,264
                                                             ==============             ==============


         As of January 1, 1995, the Corporation adopted SFAS 114 as amended by SFAS 118 for impaired loans. The statements subject all loans to impairment recognition except for large groups of smaller-balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Corporation generally considers loans to be impaired when future payments of principal and interest are in doubt. Included in impaired loans are loans that are consistently past due, loans 90 days or more past due and nonaccrual loans. Interest income on impaired loans is recognized consistent with the Corporation's income recognition policy of daily accrual of income until the loan is determined to be uncollectible and placed in a nonaccrual status. For all impaired loans other than nonaccrual loans, interest income totaling $92,593 for the period was recorded on an accrual basis. Interest income on nonaccrual loans is recognized on a cash basis. No cash was collected during the period on nonaccrual loans since being placed in a nonaccrual status. Interest income on nonaccrual loans that would have been recorded in accordance with the original terms of the notes was $32,096. The adoption of SFAS 114 and SFAS 118 did not have a material effect on the Corporation's financial position or results of operations and required no increase to the reserve for loan and lease losses.

         At June 30, 2001, the total investment in loans that are considered impaired under SFAS 114 was $4,868,000, including nonaccrual loans of $391,000. A related valuation allowance of $765,000 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended June 30, 2001 was approximately $5,063,000.

         At June 30, 2001, loans totaling $15,444,000 were held for sale stated at the lower of cost or market on an individual loan basis.

NOTE 4.  RESERVE FOR LOAN LOSSES (in thousands)

         The following sets forth the analysis of the consolidated reserve for loan losses:

                                                             Six Months Ended
                                                                 June 30

                                                      2001                     2000
                                                   ------------            -------------
Balances at beginning of periods                 $       5,959           $        5,246
Provision for loan losses                                  771                      580
Recoveries of amounts previously
    charged off                                            135                       98
Loan losses                                               (807)                    (421)
                                                   ------------            -------------
Balances at end of periods                       $       6,058           $        5,503
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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operation for LSB Bancshares, Inc, ("Bancshares") and its wholly owned subsidiary, Lexington State Bank ("LSB") for the three months and six months ended June 30, 2001 and 2000. The consolidated financial statements also include the accounts and results of operation of LSB's wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. ("Peoples Finance") and LSB Investment Services, Inc. ("LSB Investment Services"). This discussion and analysis is intended to complement the unaudited financial statements, footnotes and supplemental financial data in this Form 10Q, and should be read in conjunction therewith.

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

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net Interest Income

         The primary source of earnings for the Corporation is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.

         Total interest income of $14.951 million for the second quarter of 2001 was down $106,000 or 0.7% compared to $15.057 million for the second quarter of 2000. Total interest expense of $6.874 million for the second quarter of 2001 was down $168,000 or 2.4% compared to $7.042 million for the second quarter of 2000. These results produced net interest income of $8.077 million for the second quarter of 2001, for an increase of $62,000 or 0.8% compared to $8.015 million for the second quarter of 2000. The modest gain in net interest income for the second quarter of 2001 was primarily the result of the rapid reductions in interest rates that have occurred during the first half of 2001. During the second quarter of 2001, the Federal Reserve continued its policy of interest rate reductions with two more drops of 50 basis points. On June 28, the Fed implemented another 25 basis point reduction. This was preceded by three 50 basis point reductions in the first quarter of 2001. In this volatile interest rate environment, the bank's earning assets continued to reprice more rapidly during the second quarter than its interest-bearing liabilities, resulting in compression of the net interest margin. Loan growth continued to slow during the second quarter of 2001. Loans constitute the largest group of earning assets and therefore generate the majority of Bancshares' interest income. For the period ended June 30, 2001, the loan portfolio increased $12.980 million or 2.4% over December 31, 2000 and $19.781 million or 3.6% over June 30, 2000. For the period ended June 30, 2001, deposits decreased $12.484 million or 1.9% from December 31, 2000 but were up $29.255 million or 4.6% over June 30, 2000.


Noninterest Income and Expense

         Noninterest income for the second quarter of 2001 was up $819,000 or 42.1% compared to the second quarter of 2000. In the second quarter of 2001 a gain of $540,860 was realized from the sale of stock held in a corporation providing electronic transaction processing to financial institutions. Excluding this non-recurring gain, noninterest income for the second quarter of 2001 was up $278,000 or 14.3%. Fee income related to service charges on deposit accounts for the second quarter of 2001 increased $130,000 or 14.6% compared to the second quarter of 2000. The gain on the sale of mortgage loans for the second quarter of 2001 was up $47,000 compared to the second quarter of 2000. Other operating income for the second quarter of 2001 increased $101,000 or 9.8% compared to the second quarter of 2000. Fee income from the Bank's bankcard division, produced an increase of $14,000 or 3.9% for the second quarter of 2001 compared to the second quarter of 2000. General fee and commission income for the second quarter of 2001 was up $120,000 or 40.5% compared to the second quarter of 2000. Commissions generated by the investment services' subsidiary decreased $34,000 or 15.5% the second quarter of 2001 compared to the second quarter of 2000. The bank's investment services subsidiary generates commission income from the sale of mutual funds, annuities and equities.

         Noninterest expense for the second quarter of 2001 increased $933,000 or 15.0% compared to the second quarter of 2000. Personnel expense for the second quarter of 2001, comprised of salaries and fringe benefits, increased $537,000 or 15.5% over the second quarter of 2000. The increase for the second quarter of 2001 in occupancy expense was $6,000 or 1.8% compared to the second quarter of 2000. Equipment depreciation and maintenance expense increased $49,000 or 14.1% for the period being compared. Other operating expense for the second quarter of 2001 increased $341,000 or 16.5% compared to the second quarter of 2000. Automated processing expenses for the second quarter of

         2001 decreased $29,000 or 6.8% compared to the second quarter of 2000. Bankcard expense for the second quarter of 2001 increased $23,000 or 9.0% compared to the first quarter of 2000. Postage expense for the period increased $44,000 or 34.2%, while legal and professional expense was up $164,000 or 60.4%.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Net Interest Income

         Total interest income of $30.243 million for the first six months of 2001 was up $1.058 million or 3.6% compared to $29.185 million for the first six months of 2000. Total interest expense of $14.493 million for the first six months of 2001 increased $1.016 million compared to the corresponding six months of 2000. Net interest income of $15.750 million for the first six months of 2001 was nearly equal to the $15.708 for the corresponding period in 2000. Rapidly declining interest rates during the first half of 2001 resulted in interest-bearing assets repricing quicker than interest-bearing liabilities, placing pressure on interest margins. The Federal Reserve reduced interest rates by only 25 basis points on June 28, instead of their previous 50 basis point reductions earlier in the year. As such the negative impact on the bank's interest margins is anticipated to be less dramatic.

Noninterest Income and Expense

         Noninterest income for the first six months of 2001 was up $923,000 or 23.6% compared to the first six months of 2000. In the second quarter of 2001 a gain of $540,860 was realized from the sale of stock held in a corporation providing electronic transaction processing to financial institutions. Excluding this non-recurring gain, noninterest income for the first six months of 2001 was up $382,000 or 9.8%. Fee income related to service charges on deposit accounts for the first six months of 2001 increased $230,000 or 13.3% compared to the first six months of 2000. Gains on the sale of mortgage loans for the six-month period ended June 30, 2001 were up $65,000 compared to the comparable period of 2000. Other operating income for the first six months of 2001 increased $87,000 or 4.1% compared to the first six months of 2000. Fee income from the Bank's bankcard division for the six-month period ended June 30, 2001 increased $42,000 or 6.0% compared to the same period of 2000. General fee and commission income for the first six months of 2001 was up $177,000 or 29.3% compared to comparable period of 2000. Commissions generated by the investment services' subsidiary decreased $134,000 or 27.5% the first six months of 2001 compared to the first six months of 2000. The bank's investment services subsidiary generates commission income from the sale of mutual funds, annuities and equities.

         Noninterest expense for the first six months of 2001 increased $1.160 million or 9.5% compared to the same period of 2000. Personnel expense for the first six months of 2001, comprised of salaries and fringe benefits, increased $554,000 or 8.1% over the comparable period of 2000. The increase for the first six months of 2001 in occupancy expense was $14,000 or 2.1% compared to the first six months of 2000. Equipment depreciation and maintenance expense increased $63,000 or 9.0% for the period being compared. Other operating expense for the first six months of 2001 increased $529,000 or 13.2% over the first six months of 2000. Automated processing expenses for the first six month of 2001 increased $53,000 or 6.6% compared to the first six months of 2000. Postage expense for the period increased $47,000 or 16.7%, while legal and professional expense was up $141,000 or 24.2%. General operating expenses for the first half of 2001 increased $286,000 or 44.1% compared to the first half of 2000.

Asset Quality and Provision for Loan Losses

         The reserve for loan losses was $6.058 million or 1.08% of loans outstanding at June 30, 2001 compared to $5.959 million or 1.09% of loans outstanding at December 31, 2000 and $5.503 million or 1.01% at June 30, 2000. Non-performing loans totaled $3.060 million or 0.54% of loans outstanding at June 30, 2001 compared to $2.984 million or .54% of loans outstanding at December 31, 2000, and $2.578 million or .47% of loans outstanding at June 30, 2000. Nonperforming loans include nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. As of June 30, 2001, Bancshares had $333,000 in restructured loans, $895,000 in other real estate and $391,000 in nonaccrual loans. Accruing loans past due 90 days or more were $1.441 million at June 30, 2001 compared to $1.316 million at December 31, 2000 and $1,098,000 at June 30, 2000. The accrual of interest generally discontinues on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At June 30, 2001, the reserve for loan losses was 1.98 times non-performing loans, compared to 2.00 times at December 31, 2000 and 2.13 times non-performing loans at June 30, 2000.

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

         The provision for loan and lease losses at June 30, 2001 was $771,000 compared to $580,000 in 2000. Net charge-offs amounted to $672,000, or .24% of average loans outstanding, on an annualized basis, during the first six months of 2001. With the exception of one credit addressed this quarter, the quality of the loan portfolio remains at a high level.

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

                             ASSET QUALITY ANALYSIS


                                                             Quarter Ended        Year Ended          Quarter Ended
                                                               6/30/2001          12/31/2000            6/30/2000
                                                            ---------------      --------------       --------------

RESERVE FOR LOAN LOSSES
        Beginning Balance                                 $          5,959     $         5,246      $         5,246
        Provision for loan losses                                      771               2,550                  580
        Net (charge-off) recoveries                                   (672)             (1,837)                (323)
                                                            ---------------      --------------       --------------
        Ending balance                                               6,058               5,959                5,503

RISK ASSETS
        Nonaccrual loans                                  $            391     $            57      $           427
        Foreclosed real estate                                         895               1,273                1,006
        Restructured loans                                             333                 338                   47
        Loans 90 days or more past due
          and still accruing                                         1,441               1,316                1,098
                                                            ---------------      --------------       --------------
        Total risk assets                                            3,060               2,984                2,578
ASSET QUALITY RATIOS
Nonaccrual loans as a percentage of total loans                      0.07%               0.01%                0.08%

Nonperforming assets as a percentage of:
        Total assets                                                  0.38                0.38                 0.33
        Loans plus foreclosed property                                0.55                0.54                 0.47
Net charge-offs as a percentage of average loans                      0.24 X              0.34                 0.12 X
Reserve for loan losses as a percentage of loans                      1.08                1.09                 1.01
Ratio of reserve for loan losses to:
        Net charge-offs                                               4.50 X              3.24                 8.52 X
        Nonaccrual loans                                             15.51              104.54                12.89

*N/M Denotes Non Meaningful
   X Denotes Annualized


Income Taxes

         Accrued taxes of $2,071,000 applicable to income for the six-month period ended June 30, 2001 remained the same as the prior period, although pretax income decreased. The effective tax rate increased due to fewer nonqualified options being exercised and a decrease in nontaxable income.


Capital Resources and Shareholders' Equity

         Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off-balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders' equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the reserve for loan losses and certain long-term debt. At June 30, 2001, based on these measures, Bancshares' had a Tier 1 capital ratio of 14.26% compared to the regulatory requirement of 4% and total capital ratio of 15.41% compared to an 8% regulatory requirement.

         Additional regulatory capital measures include the Tier 1 leverage ratio. The Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At June 30, 2001, Bancshares' Tier 1 leverage ratio was 9.49%.


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

         To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and interest-sensitive liabilities. The bank uses an asset/liability simulation model to produce a gap analysis. The simulation model computes projected runoff of deposits that do not have contractual maturity dates. On June 30, 2001 the gap between interest-sensitive assets and interest-sensitive liabilities was a positive $17,296,000 or 1.06. Under current economic conditions, management believes that is an acceptable ratio.

         Asset/liability management also addresses liquidity positioning. Liquidity management is required in order to fund current and future extensions of credit, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. As such, it is related to interest rate sensitivity management, in that each is affected by maturing assets and liabilities. While interest sensitivity management is concerned with repricing intervals of assets and liabilities, liquidity management is concerned with the maturities of those respective balances. An appropriate liquidity position is further accomplished through deposit growth and access to sources of funds other than deposits, such as the federal funds market. Details of cash flows for the six-months ended June 30, 2001 and 2000 are provided in the Consolidated Statements of Cash Flow.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

         Bancshares' market risk arises primarily from the interest rate risk inherent in its lending and deposit-taking activities. The structure of Bancshares' loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. Bancshares' does not maintain a trading account nor is it subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with the Asset/Liability Management Committee ("ALCO"), which is appointed by the Board of Directors. ALCO meets on a regular basis to review interest rate risk exposure and liquidity positions. Balance sheet management and funding strategies are reviewed to ensure that any potential impact on earnings and liquidity, resulting from a fluctuation in interest rates is within acceptable standards.

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

Item 3.  Defaults Upon Senior Securities.
                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
                  Not applicable.

Item 5.  Other Information
                  Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         A. Exhibits


                  3 Articles of Incorporation of the Corporation, as amended (incorporated herein by reference to the Corporation's registration statement on Form S-8, filed with the Commission on May 16, 2001 (Commission File No. 333-61046)).

                  4.1 Amendment No. 1 to LSB Bancshares, Inc. 1996 Omnibus Stock Incentive Plan (incorporated herein by reference to the Corporation's registration statement on Form S-8, filed with the Commission on May 16, 2001 (Commission File No. 333-61046)).

                  4.2 LSB Bancshares, Inc. Direct Stock Purchase Plan (incorporated herein by reference to the Corporation's registration statement on Form S-3, filed with the Commission on April 24, 2001 (Commission File No. 333-59464)).


         B. Reports on Form 8-K

         The Corporation did not file any reports on Form 8-K during the six months ended June 30, 2001.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Date  August 13, 2001                   LSB BANCSHARES, INC.
                                                 ---------------------
                                                 (Registrant)


                                     By: /s/ Monty J. Oliver
                                        ---------------------------------------
                                        Monty J. Oliver
                                        Chief Financial Officer
                                        Principal Accounting Officer