Form 10-Q
period 2001-09-30
LSB BANCSHARES INC /NC/
filed 2001-11-09
CIK 714530

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                       to
                               ----------------------    ----------------------


                         Commission file number 0-11448


                              LSB BANCSHARES, INC.
                              --------------------
             (Exact Name of Registrant as Specified in Its Charter)

         North Carolina                                         56-1348147
         --------------                                         ----------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

                              LSB BANCSHARES, INC.
                                  ONE LSB PLAZA
                         LEXINGTON, NORTH CAROLINA 27292
                         -------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (336) 248-6500
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]



LSB Bancshares, Inc. has 8,441,846 shares of common stock outstanding as of October 31, 2001.

                              LSB BANCSHARES, INC.

                                    FORM 10-Q


                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         September 30, 2001 and 2000, December 31, 2000

         Consolidated Statements of Income
         Three Months Ended September 30, 2001 and 2000
         Nine Months Ended September 30, 2001 and 2000

         Consolidated Statements of Changes in Shareholders' Equity
         Nine Months Ended September 30, 2001 and 2000

         Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2001 and 2000

         Notes to Consolidated Financial Statements
         Nine Months Ended September 30, 2001 and 2000

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

LSB Bancshares, Inc.
Consolidated Balance Sheets
(In Thousands)

                                                         (Unaudited)                   (Unaudited)
                                                         September 30    December 31   September 30
                                                             2001           2000           2000
                                                           ---------      ---------      ---------
ASSETS
Cash and Due From Banks                                    $  31,624      $  26,916      $  32,547
Interest-Bearing Bank Balances                                 4,275          7,757          4,224
Federal Funds Sold and Securities Purchased
     Under Resale Agreements                                  72,635         69,555         59,190
Investment Securities:
     Held to Maturity, MV $57,782, $73,557 and $72,069        55,765         72,828         72,831
     Available for Sale, at Market Value                      95,799         52,504         77,092
Loans                                                        557,813        549,065        548,791
Less, Reserve for Loan Losses                                 (6,136)        (5,959)        (5,715)
                                                           ---------      ---------      ---------
        Net Loans                                            551,677        543,106        543,076
Premises and Equipment                                        12,080         11,609         11,627
Other Assets                                                  10,876         11,295         12,372
                                                           ---------      ---------      ---------
        TOTAL ASSETS                                       $ 834,731      $ 795,570      $ 812,959
                                                           =========      =========      =========


LIABILITIES
Deposits
     Demand                                                $  75,128      $  75,588      $  68,136
     Savings, NOW and Money Market Accounts                  347,840        318,626        326,549
     Certificates of Deposit of less than $100,000           181,352        198,039        201,341
     Certificates of Deposit of $100,000 or more              80,024         79,723         73,744
                                                           ---------      ---------      ---------
        Total Deposits                                       684,344        671,976        669,770
Securities Sold Under Agreements to Repurchase                 3,263          3,002         26,614
Borrowings from the Federal Home Loan Bank                    48,300         40,450         37,450
Other Liabilities                                             20,567          5,899          6,144
                                                           ---------      ---------      ---------
        TOTAL LIABILITIES                                    756,474        721,327        739,978
                                                           ---------      ---------      ---------
SHAREHOLDERS' EQUITY
Preferred Stock, Par Value $.01 Per Share:
     Authorized 10,000,000 shares; none issued                     0              0              0
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,441,846 Shares
in 2001 and 8,432,824 and 8,428,328, shares in 2000           42,209         42,164         42,142
Paid-In Capital                                                9,860          9,837          9,830
Common Stock Acquired for Directors' Deferred Plan              (871)          (797)          (796)
Retained Earnings                                             25,999         23,019         22,163
Accumulated Other Comprehensive Income                         1,060             20           (358)
                                                           ---------      ---------      ---------
        TOTAL SHAREHOLDERS' EQUITY                            78,257         74,243         72,981
                                                           ---------      ---------      ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 834,731      $ 795,570      $ 812,959
                                                           =========      =========      =========

Memorandum:  Standby Letters of Credit                     $   4,239      $   3,384      $   3,500


Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of Income
(In Thousands except Share Data)
(Unaudited)

                                                         Three Months Ended        Nine Months Ended
                                                            September 30              September 30
                                                      -----------------------   -----------------------
                                                         2001         2000         2001         2000
                                                      ----------   ----------   ----------   ----------
INTEREST INCOME
     Interest and Fees on Loans                       $   12,133   $   12,694   $   37,093   $   36,443
     Interest on Investment Securities:
        Taxable                                            1,331        1,710        3,913        4,914
        Tax Exempt                                           400          424        1,234        1,333
     Interest-Bearing Bank Balances                           83          124          309          473
     Federal Funds Sold and Securities
        Purchased Under Resale Agreements                    603          695        2,244        1,669
                                                      ----------   ----------   ----------   ----------
        Total Interest Income                             14,550       15,647       44,793       44,832
                                                      ----------   ----------   ----------   ----------
INTEREST EXPENSE
     Deposits                                              5,215        6,691       18,424       18,431
     Securities Sold Under Agreements to Repurchase           43          388          129          843
     Borrowings from the Federal Home Loan Bank              684          672        1,882        1,954
                                                      ----------   ----------   ----------   ----------
        Total Interest Expense                             5,942        7,751       20,435       21,228
                                                      ----------   ----------   ----------   ----------
NET INTEREST INCOME                                        8,608        7,896       24,358       23,604
     Provision for Loan Losses                               661          815        1,432        1,395
                                                      ----------   ----------   ----------   ----------
     Net Interest Income After Provision
     for Loan Losses                                       7,947        7,081       22,926       22,209
                                                      ----------   ----------   ----------   ----------
NONINTEREST INCOME
     Service Charges on Deposit Accounts                   1,015          917        2,980        2,652
     Gains on Sales of Mortgages                             144           41          253           85
     Gains on Sales of Investment Securities                   0          187          541          187
     Other Operating Income                                  992          915        3,207        3,043
                                                      ----------   ----------   ----------   ----------
        Total Noninterest Income                           2,151        2,060        6,981        5,967
                                                      ----------   ----------   ----------   ----------
NONINTEREST EXPENSE
     Personnel Expense                                     3,677        3,436       11,083       10,288
     Occupancy Expense                                       349          311        1,022          970
     Equipment Depreciation and Maintenance                  408          376        1,170        1,075
     Other Operating Expense                               2,439        2,079        6,989        6,100
                                                      ----------   ----------   ----------   ----------
        Total Noninterest Expense                          6,873        6,202       20,264       18,433
                                                      ----------   ----------   ----------   ----------
     Income Before Income Taxes                            3,225        2,939        9,643        9,743
     Income Taxes                                          1,047          913        3,118        2,984
                                                      ----------   ----------   ----------   ----------
NET INCOME                                            $    2,178   $    2,026   $    6,525   $    6,759
                                                      ==========   ==========   ==========   ==========
Earnings Per Share:
     Basic                                            $     0.26   $     0.24   $     0.77   $     0.80
     Diluted                                                0.26         0.24         0.77         0.79

Weighted Average Shares Outstanding:
     Basic                                             8,440,246    8,442,872    8,438,026    8,453,990
     Diluted                                           8,488,792    8,479,428    8,478,051    8,516,038

Cash Dividends Declared per Share                     $     0.14   $     0.14   $     0.42   $     0.42



Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of
Changes in Shareholders' Equity
(In Thousands)
(Unaudited)

                                                                                                   Accumulated
                                                                         Directors'                   Other           Total
                                              Common       Paid-In        Deferred     Retained    Comprehensive   Shareholders'
                                              Stock        Capital          Plan       Earnings       Income          Equity
                                         -------------------------------------------------------------------------------------
Balances at December 31, 1999               $ 42,215      $ 10,151                     $ 18,953      $   (595)       $ 70,724
Net Income                                                                                6,759                         6,759
Change in unrealized loss on securities
    available for sale, net of deferred
    income taxes                                                                                          237             237
                                                                                                                     --------
        Comprehensive income                                                                                            6,996
Cash dividends declared on
    common stock                                                                         (3,549)                       (3,549)
Common stock issued for stock
    options exercised                            204           129                                                        333
Common stock acquired                           (277)         (450)      $   (796)                                     (1,523)
                                         -------------------------------------------------------------------------------------
Balances at September 30, 2000              $ 42,142      $  9,830       $   (796)     $ 22,163      $   (358)        $72,981
                                         =====================================================================================
Balances at December 31, 2000               $ 42,164      $  9,837       $   (797)     $ 23,019      $     20         $74,243
Net Income                                                                                6,525                         6,525
Change in unrealized gain on securities
    available for sale, net of deferred
    income taxes                                                                                        1,040           1,040
                                                                                                                     --------
        Comprehensive income                                                                                            7,565
Cash dividends declared on
    common stock                                                                         (3,545)                       (3,545)
Common stock issued for stock
    options exercised                             45            23                                                         68
Common stock acquired                                                         (74)                                        (74)
                                         -------------------------------------------------------------------------------------
Balances at September 30, 2001              $ 42,209      $  9,860       $   (871)     $ 25,999      $  1,060         $78,257
                                         =====================================================================================


Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of Cash Flows

(In Thousands)
(Unaudited)

                                                             Nine Months Ended
                                                                September 30
                                                            --------------------
                                                              2001        2000
                                                            --------    --------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                  $  6,525    $  6,759
Adjustments to reconcile net income to net cash:
  Depreciation and amortization                                1,102       1,020
  Securities premium amortization and
    discount accretion, net                                       37        (180)
  (Increase) decrease in loans held for sale                  (1,734)      1,510
  Deferred income taxes                                         (255)         24
  Income taxes payable                                           377         (74)
  (Increase) decrease in income earned but not received          (89)       (601)
  Increase (decrease) in interest accrued but not paid        (1,048)        847
  Net (increase) decrease in other assets                        111      (1,756)
  Net increase (decrease) in other liabilities                15,339       1,138
  Provision for loan losses                                    1,432       1,395
  (Gain) loss on sale of investment securities                  (541)       (187)
  (Gain) loss on sale of premise and equipment                   (24)         (3)
                                                            --------    --------
     Net Cash provided by operating activities                21,232       9,892
                                                            --------    --------
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of securities held to maturity                      (1,504)    (15,132)
Proceeds from maturities of securities held to maturity       18,579      10,879
Proceeds from sales of securities held to maturity                 0           0
Purchases of securities available for sale                   (68,751)    (67,345)
Proceeds from maturities of securities available for sale     27,100      51,061
Proceeds from sales of securities available for sale             555         189
Net (increase) decrease in loans made to customers            (8,270)    (45,148)
Purchases of premises and equipment                           (1,619)     (1,446)
Proceeds from sale of premises and equipment                      56          18
Net (increase) decrease in federal funds sold
  and securities purchased under resale agreements            (3,080)    (31,920)
                                                            --------    --------
  Net cash (used by) provided by investing activities        (36,934)    (98,844)
                                                            --------    --------
CASH FLOW FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits,
NOW, money market and savings accounts                        28,754      22,804
Net increase (decrease) in time deposits                     (16,386)     41,545
Net increase (decrease) in securities
  sold under agreements to repurchase                            261      25,315
Proceeds from long term debt                                  10,000           0
Payments on long term debt                                    (2,150)     (7,700)
Dividends Paid                                                (3,545)     (3,549)
Proceeds from issuance of common stock                            68         333
Common stock acquired                                            (74)     (1,523)
                                                            --------    --------
  Net cash provided by (used by) financing activities         16,928      77,225
                                                            --------    --------
Increase (decrease) in cash and cash equivalents               1,226     (11,727)
Cash and cash equivalents at the beginning of the period      34,673      48,498
                                                            --------    --------
Cash and cash equivalents at the end of the period          $ 35,899    $ 36,771
                                                            ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the years for:
    Interest                                                $ 21,483    $ 20,382
    Income Taxes                                               3,251       3,042

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS
  Transfer of loans to other real estate owned              $  1,329    $    602
  Unrealized losses on securities available for sale:
    Change in securities available for sale                    1,693         388
    Change in deferred income taxes                             (653)       (151)
    Change in shareholders' equity                             1,040         237

Notes to consolidated financial statements are an integral part hereof.

                              LSB Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                  Nine Months Ended September 30, 2001 and 2000

NOTE 1. BASIS OF PRESENTATION

         The accompanying interim unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

NOTE 2. INVESTMENT SECURITIES

         The valuations of investment securities as of September 30, 2001 and December 31, 2000 were as follows (in thousands):

                                                       September 30, 2001

                                                                             Approximate
                                          Amortized   Unrealized  Unrealized   Market
                                             Cost        Gains      Losses     Value
                                            -------      ------     ------     -------
Securities held to maturity:
U.S. Treasury and other U.S.
     government agency obligations          $25,028      $  873      $  0      $25,901
State, county and municipal securities       30,737       1,218        74       31,881
                                            -------      ------      ----      -------
     Total securities held to maturity      $55,765      $2,091      $ 74      $57,782
                                            =======      ======      ====      =======

                                                                             Approximate
                                          Amortized   Unrealized  Unrealized   Market
                                             Cost        Gains      Losses     Value
                                            -------      ------     ------     -------
Securities available for sale:
U.S. Treasury and other U.S.
     government agency obligations          $90,058      $1,681      $  0      $91,739
State, county and municipal securities        1,356          47         3        1,400
Federal Home Loan Bank stock                  2,660           0         0        2,660
                                            -------      ------      ----      -------
     Total securities available for sale    $94,074      $1,728      $  3      $95,799
                                            =======      ======      ====      =======

                                                        December 31, 2000

                                                                             Approximate
                                          Amortized   Unrealized  Unrealized   Market
                                             Cost        Gains      Losses     Value
                                            -------      ------     ------     -------
Securities held to maturity:
U.S. Treasury and other U.S.
    government agency obligations           $40,526      $  218      $259      $40,485
State, county and municipal securities       32,302         913       143       33,072
                                            -------      ------      ----      -------
    Total securities held to maturity       $72,828      $1,131      $402      $73,557
                                            =======      ======      ====      =======


                                                                             Approximate
                                          Amortized   Unrealized  Unrealized   Market
                                             Cost        Gains      Losses     Value
                                            -------      ------     ------     -------
Securities available for sale:
U.S. Treasury and other U.S.
    government agency obligations           $49,142      $  117      $116      $49,143
State, county and municipal securities          852          32         0          884
Federal Home Loan Bank stock                  2,477           0         0        2,477
                                            -------      ------      ----      -------
    Total securities available for sale     $52,471      $  149      $116      $52,504
                                            =======      ======      ====      =======


         During the year, investment securities were sold with proceeds of $554,558 and a gain of $540,860.

         Investment securities with amortized cost of $104,095,905 and $90,640,673, as of September 30, 2001 and December 31, 2000,
         respectively, were pledged to secure public deposits and for other purposes.

NOTE 3. LOANS (Table in thousands)

         A summary of consolidated loans follows:

                                                         September 30
                                                      2001          2000
                                                    --------      --------
         Commercial, financial, & agricultural      $187,953      $170,999
         Real estate - construction                   35,624        35,619
         Real estate - mortgage                      261,681       267,117
         Installment loans to individuals             61,759        64,172
         Lease financing                                  93           158
         Other                                        10,703        10,726
                                                    --------      --------
         Total loans, net of unearned income        $557,813      $548,791
                                                    ========      ========

         As of January 1, 1995, the Corporation adopted SFAS 114 as amended by SFAS 118 for impaired loans. The statements subject all loans to impairment recognition except for large groups of smaller-balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Corporation generally considers loans to be impaired when future payments of principal and interest are in doubt. Included in impaired loans are loans that are consistently past due, loans 90 days or more past due and nonaccrual loans. Interest income on impaired loans is recognized consistent with the Corporation's income recognition policy of daily accrual of income until the loan is determined to be uncollectible and placed in a nonaccrual status. For all impaired loans other than nonaccrual loans, interest income totaling $84,573 for the period was recorded on an accrual basis. Interest income on nonaccrual loans is recognized on a cash basis. Interest of $18,023 was collected during the period on nonaccrual loans since being placed in a nonaccrual status. Interest income on nonaccrual loans that would have been recorded in accordance with the original terms of the notes was $53,123. The adoption of SFAS 114 and SFAS 118 did not have a material effect on the Corporation's financial position or results of operations and required no increase to the reserve for loan and lease losses.

         At September 30, 2001, the total investment in loans that are considered impaired under SFAS 114 was $4,823,000, including nonaccrual loans of $635,000. A related valuation allowance of $828,000 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended September 30, 2001 was approximately $4,953,000.

         At September 30, 2001, loans totaling $11,378,000 were held for sale stated at the lower of cost or market on an individual loan basis.

NOTE 4.  RESERVE FOR LOAN LOSSES (in thousands)

         The following sets forth the analysis of the consolidated reserve for loan losses:

                                        Nine Months Ended
                                           September 30

                                       2001          2000
                                      -------       -------
Balances at beginning of periods      $ 5,959       $ 5,246
Provision for loan losses               1,432         1,395
Recoveries of amounts previously
    charged off                           207           144
Loan losses                            (1,462)       (1,070)
                                      -------       -------
Balances at end of periods            $ 6,136       $ 5,715
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operation for LSB Bancshares, Inc, ("Bancshares") and its wholly owned subsidiary, Lexington State Bank ("LSB") for the three months and nine months ended September 30, 2001 and 2000. The consolidated financial statements also include the accounts and results of operation of LSB's wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. ("Peoples Finance") and LSB Investment Services, Inc. ("LSB Investment Services"). This discussion and analysis is intended to complement the unaudited financial statements, footnotes and supplemental financial data in this Form 10Q, and should be read in conjunction therewith.

         This report contains certain forward-looking statements related to anticipated future operating and financial performance, and other similar statements of expectations. These forward-looking statements are based on estimates, beliefs and assumptions made by management and are not guarantees of future performance. Actual results may differ from those expressed or implied as the result of various factors, including: (1) the strength of the United States economy generally and the strength of the local economies in which Bancshares conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Bancshares' loan portfolio and allowance for loan losses; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Bancshares' capital markets and capital management activities, including, without limitation, Bancshares' private equity investment activities and brokerage activities; (5) the timely development of competitive new products and services by Bancshares and the acceptance of these products and services by new and existing customers; (6) the willingness of customers to accept third party products marketed by Bancshares; (7) the willingness of customers to substitute competitors' products and services for Bancshares' products and services and vice versa; (8) the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking and securities); (9) technological changes; (10) changes in consumer spending and saving habits; (11) the effect of corporate restructurings, acquisitions and/or disposition, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (12) the growth and profitability of Bancshares' noninterest or fee income being less than expected; (13) unanticipated regulatory or judicial proceedings; (14) the impact of changes in accounting policies by the Securities and Exchange Commission; (15) adverse changes in financial performance and/or condition of Bancshares' borrowers which could impact repayment of such borrowers' outstanding loans; and (16) Bancshares' success at managing the risks involved in the foregoing. Bancshares cautions that the foregoing list of important factors is not exclusive. Bancshares does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Bancshares.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Net Interest Income

         The primary source of earnings for the Corporation is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.

         Total interest income of $14.550 million for the third quarter of 2001 was down $1.097 million or 7.0% compared to $15.647 million for the second quarter of 2000. Total interest expense of $5.942 million for the third quarter of 2001 was down $1.809 million or 23.3% compared to $7.751 million for the third quarter of 2000. These results produced net interest income of $8.608 million for the third quarter of 2001, for an increase of $712,000 or 9.0% compared to $7.896 million for the third quarter of 2000. Improvement in the bank's net interest income for the third quarter was the result of interest-bearing liabilities repricing, primarily time deposits that had been at substantially higher interest rates. This improved the net interest margin, which reached 4.38% for the quarter. During the third quarter of 2001, the Federal Reserve continued to reduce interest rates with two more drops, one on August 22nd of 25 basis points and one on September 17th of 50 basis points. This brought the interest rate reductions for the year to a total of eight. On October 3rd the Fed implemented a ninth reduction which resulted in the prime interest rate dropping to a forty-year low of 5.50%. Loan growth continued to slow during the third quarter of 2001. Loans constitute the largest group of earning assets and therefore generate the majority of Bancshares' interest income. For the period ended September 30, 2001, the loan portfolio increased $8.748 million or 1.6% over December 31, 2000 and $9.022 million or 1.6% over September 30, 2000. For the period ended September 30, 2001, deposits increased $12.368 million or 1.8% from December 31, 2000 and $14.574 million or 2.2% over September 30, 2000.

Noninterest Income and Expense

         Noninterest income for the third quarter of 2001 was up $91,000 or 4.4% compared to the third quarter of 2000. Fee income related to service charges on deposit accounts for the third quarter of 2001 increased $98,000 or 10.7% compared to the third quarter of 2000. The gain on the sale of mortgage loans for the third quarter of 2001 was up $103,000 compared to the third quarter of 2000. Much of this income came from existing mortgages being refinanced in the lower interest rate environment. Other operating income for the third quarter of 2001 increased $77,000 or 8.4% compared to the third quarter of 2000. Fee income from the Bank's bankcard division was relatively flat for the third quarter of 2001 compared to the corresponding period in 2000. Trust income for the third quarter of 2001 was up $80,000 or 59.1% compared to the third quarter of 2000. Commissions generated by the investment services' subsidiary decreased $33,000 or 20.6% the third quarter of 2001 compared to the third quarter of 2000. The bank's investment services subsidiary generates commission income from the sale of mutual funds, annuities and equities.

         Noninterest expense for the third quarter of 2001 increased $671,000 or 10.8% compared to the third quarter of 2000. Personnel expense for the third quarter of 2001, comprised of salaries and fringe benefits, increased $241,000 or 7.0% over the third quarter of 2000. The increase for the third quarter of 2001 in occupancy expense was $38,000 or 12.2% compared to the third quarter of 2000. Equipment depreciation and maintenance expense increased $32,000 or 8.5% for the period being compared. Other operating expense for the third quarter of 2001 increased $360,000 or 17.3% compared to the third quarter of 2000. Automated processing expenses for the third quarter of 2001 decreased $18,000 or 4.5% compared to the third quarter of 2000. Advertising expense for the third quarter of 2001 increased $31,000 or 36.5% compared to the third quarter of 2000. Postage expense for the period increased $22,000 or 17.8%, while legal and professional expense was up $127,000 or 49.1%.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net Interest Income

         Total interest income of $44.793 million for the first nine months of 2001 was down $39,000 or 0.1% compared to $44.832 million for the first nine months of 2000. Total interest expense of $20.435 million for the first nine months of 2001 decreased $793,000 compared to $21.228 million for the first nine months of 2000. Net interest income of $24.358 million for the first nine months of 2001 was up $754,000 or 3.2% compared to $23.604 million for the corresponding period in 2000. The rapidly declining interest rate environment of the first half of 2001 slowed slightly in the third quarter with the Federal Reserve making only two rate adjustments. As a result, the prime interest rate dropped 25 basis points in August to 6.50% and 50 basis points in September to 6.00%. This slightly slower declining rate environment and the bank's ability to reprice higher cost time deposits has allowed for some improvement in the net interest margin.

Noninterest Income and Expense

         Noninterest income for the first nine months of 2001 was up $1,014,000 or 17.0% compared to the first nine months of 2000. In the second quarter of 2001, a gain of $541,000 was realized from the sale of stock held in a corporation providing electronic transaction processing to financial institutions. Excluding non-recurring gains from sales of investment securities, noninterest income for the first nine months of 2001 was up $660,000 or 11.4%. Fee income related to service charges on deposit accounts for the first nine months of 2001 increased $328,000 or 12.4% compared to the first nine months of 2000. Gains on the sale of mortgage loans for the nine-month period ended September 30, 2001 were up $168,000 compared to the same period of 2000. Much of this gain is the result of existing mortgages being refinanced due to the low interest rate environment. Other operating income for the first nine months of 2001 increased $164,000 or 5.4% compared to the first nine months of 2000. Fee income from the Bank's bankcard division for the nine-month period ended September 30, 2001 increased $43,000 or 3.9% compared to the same period of 2000. General fee and commission income for the first nine months of 2001 was up $202,000 or 25.2% compared to comparable period of 2000. Commissions generated by the investment services' subsidiary decreased $167,000 or 25.8% the first nine months of 2001 compared to the first nine months of 2000. The bank's investment services subsidiary generates commission income from the sale of mutual funds, annuities and equities.

         Noninterest expense for the first nine months of 2001 increased $1.831 million or 9.9% compared to the same period of 2000. Personnel expense for the first nine months of 2001, comprised of salaries and fringe benefits, increased $795,000 or 7.7% over the comparable period of 2000. The increase for the first nine months of 2001 in occupancy expense was $52,000 or 5.4% compared to the first nine months of 2000. Equipment depreciation and maintenance expense increased $95,000 or 8.8% for the period being compared. Other operating expense for the first nine months of 2001 increased $889,000 or 14.6% over the first nine months of 2000. Automated processing expenses for the first nine months of 2001 increased $34,000 or 2.9% compared to the first nine months of 2000. Postage expense for the period increased $70,000 or 17.0%, while legal and professional expense was up $268,000 or 31.9%. General operating expenses for the first nine months of 2001 increased $483,000 or 45.2% compared to the corresponding period of 2000.

Asset Quality and Provision for Loan Losses

         The reserve for loan losses was $6.136 million or 1.10% of loans outstanding at September 30, 2001 compared to $5.959 million or 1.09% of loans outstanding at December 31, 2000 and $5.715 million or 1.04% at September 30, 2000. Non-performing loans totaled $3.713 million or 0.66% of loans outstanding at September 30, 2001 compared to $2.984 million or .54% of loans outstanding at December 31, 2000 and $2.827 million or .51% of loans outstanding at September 30, 2000. Nonperforming loans include nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. As of September 30, 2001, Bancshares had $330,000 in restructured loans, $1.060 million in other real estate and $635,000 in nonaccrual loans. Accruing loans past due 90 days or more were $1.688 million at September 30, 2001 compared to $1.316 million at December 31, 2000 and $1.031 at September 30, 2000. The accrual of interest generally discontinues on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At September 30, 2001, the reserve for loan losses was 1.65 times non-performing loans, compared to 2.00 times at December 31, 2000 and
         2.02 times non-performing loans at September 30, 2000.

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

         The provision for loan and lease losses at September 30, 2001 was $1.432 million compared to $1.395 million in 2000. Net charge-offs amounted to $1,255,000, or .30% of average loans outstanding for the first nine months of 2001. The quality of the loan portfolio remains at a high level.

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

                             ASSET QUALITY ANALYSIS

                                                     Quarter       Year          Quarter
                                                      Ended        Ended          Ended
                                                     9/30/01      12/31/00       9/30/00
                                                     -------      --------       -------
RESERVE FOR LOAN LOSSES
        Beginning Balance                            $ 5,959       $ 5,246       $ 5,246
        Provision for loan losses                      1,432         2,550         1,395
        Net (charge-off) recoveries                   (1,255)       (1,837)         (926)
                                                     -------       -------       -------
        Ending balance                                 6,136         5,959         5,715

RISK ASSETS
        Nonaccrual loans                             $   635       $    57       $   257
        Foreclosed real estate                         1,060         1,273         1,492
        Restructured loans                               330           338            47
        Loans 90 days or more past due
          and still accruing                           1,688         1,316         1,031
                                                     -------       -------       -------
        Total risk assets                              3,713         2,984         2,827

ASSET QUALITY RATIOS
Nonaccrual loans as a percentage of total loans         0.11%         0.01%         0.05%

Nonperforming assets as a percentage of:
        Total assets                                    0.44          0.38          0.35
        Loans plus foreclosed property                  0.66          0.54          0.51
Net charge-offs as a percentage of average loans        0.30X         0.34          0.23X
Reserve for loan losses as a percentage of loans        1.10          1.09          1.04
Ratio of reserve for loan losses to:
        Net charge-offs                                 3.67X         3.24          4.63X
        Nonaccrual loans                                9.66        104.54         22.24

*N/M Denotes Non Meaningful
      X Denotes Annualized

Income Taxes

         Accrued taxes applicable to income for the nine-month period ended September 30, 2001 were $3.118 million compared to $2.984 for the nine-month period ended September 30, 2000. Pretax income for the first nine months of 2001 of $9.643 million was down $100,000 compared to $9.743 million for the first nine months of 2000. The increase in accrued taxes for the periods is primarily due to less tax-exempt income in 2001 and the exercise of nonqualified stock options in 2000.

Capital Resources and Shareholders' Equity

         Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off-balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders' equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the reserve for loan losses and certain long-term debt. At September 30, 2001, based on these measures, Bancshares' had a Tier 1 capital ratio of 14.20% compared to the regulatory requirement of 4% and total capital ratio of 15.34% compared to an 8% regulatory requirement.

         Additional regulatory capital measures include the Tier 1 leverage ratio. The Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At September 30, 2001, Bancshares' Tier 1 leverage ratio was 9.49%.

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

         To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and interest-sensitive liabilities. The bank uses an asset/liability simulation model to produce a gap analysis. The simulation model computes projected runoff of deposits that do not have contractual maturity dates. On September 30, 2001 the gap between interest-sensitive assets and interest-sensitive liabilities was a positive $69,076,000 or 1.23. Under current economic conditions, management believes that is an acceptable ratio.

         Asset/liability management also addresses liquidity positioning. Liquidity management is required in order to fund current and future extensions of credit, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. As such, it is related to interest rate sensitivity management, in that each is affected by maturing assets and liabilities. While interest sensitivity management is concerned with repricing intervals of assets and liabilities, liquidity management is concerned with the maturities of those respective balances. An appropriate liquidity position is further accomplished through deposit growth and access to sources of funds other than deposits, such as the federal funds market. Details of cash flows for the nine-months ended September 30, 2001 and 2000 are provided in the Consolidated Statements of Cash Flow.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds
         Not applicable.

Item 3.  Defaults Upon Senior Securities
         Not applicable.

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

         B.       Reports on Form 8-K

         The Corporation did not file any reports on Form 8-K during the nine months ended September 30, 2001.

SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date  November 9, 2001              LSB BANCSHARES., INC.
                                        (Registrant)



                                    By: /s/ Monty J. Oliver
                                        ---------------------------------------
                                    Name: Monty J. Oliver
                                    Title: Secretary and Chief Financial Officer
                                           (Authorized Officer and Chief
                                           Accounting Officer)