Form 10-K
period 2001-12-31
LSB BANCSHARES INC /NC/
filed 2002-03-14
CIK 714530

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 29549


                                    FORM 10-K


--------------------------------------------------------------------------------
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001
                         Commission File Number 0-11448
--------------------------------------------------------------------------------

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

The aggregate market value (average of the bid and asked prices) of the voting stock held by nonaffiliates of the registrant as of January 31, 2002 was $122,406,767 and the number of shares outstanding was 8,441,846.

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2001 are incorporated by reference into Parts I and II of this report. Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2002 are incorporated by reference into Part III of this report.

Form 10-K Cross-Reference Index


This 2001 Annual Report and Form 10-K of the registrant incorporates into a single document the 2001 Annual Report to Shareholders and the Annual Report on Form 10-K for the year ended December 31, 2001 filed by the registrant with the Securities and Exchange Commission. This Form 10-K Annual Report incorporates by reference certain information contained in the Annual Report to Shareholders and portions of the registrant's Proxy Statement relating to the 2002 Annual Meeting of Shareholders as is reflected in the following Cross-Reference Index.

          Incorporated by Reference into the Following Items                           Information Appearing on
                            of Form 10-K                                              the Following Pages of the:
-----------------------------------------------------------------------------       --------------------------------
                                                                                    Annual Report    Proxy Statement
                                     PART I
Item 1.   Business ..........................................................       13, 16-25.......................
Item 2.   Properties ........................................................       13, 32, 34, 35 (Notes 5 and 15).
Item 3.   Legal Proceedings .................................................       32-33 (Note 8)..................
Item 4.   Submission of Matters to a Vote of Security Holders (None).........

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related .................
          Shareholder Matters ...............................................       44............................
Item 6.   Selected Financial Data ...........................................       14............................
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations .........................................       16-25.........................
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ........       17-21, 34 (Note 13)...........
Item 8.   Financial Statements and Supplementary Data .......................       26-36
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (None) ...................................

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant ................       12, 41........................
Item 11.  Executive Compensation ............................................       ...........................6-8
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management ........................................................       ...........................3-4
Item 13.  Certain Relationships and Related Transactions ....................       ............................15

                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K:
         (a) The following documents to be filed as part of the Form 10-K:
             (1) Financial Statements:
                Independent Accountants' Audit Report .......................       37............................
                Consolidated Balance Sheets - December 31, 2001 and 2000 ....       26............................
                Consolidated Statements of Income - Years Ended
                 December 31, 2001, 2000 and 1999 ...........................       27............................
                Consolidated Statements of Changes in Shareholders' Equity
                 Years Ended December 31, 2001, 2000 and 1999 ...............       28............................
                Consolidated Statements of Cash Flows - Years Ended
                 December 31, 2001, 2000 and 1999 ...........................       29............................
                Notes to Consolidated Financial Statements ..................       30-36.........................
             (2) Financial Statement Schedules (None) .......................
             (3) Exhibits:


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

                  Incorporated by Reference into the Following Items
                                of Form 10-K
                  ------------------------------------------------------------------------------------------------------

                                 PART IV
Item 14.          4.1      Specimen certificate of common stock, $5.00 par value, which is incorporated by reference to
(cont'd)                   Exhibit 4 of the registrant's Registration Statement on Form S-1 (File No. 2-99312).

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

                  10.14    Employment Continuity Agreement effective as of March 1, 2001 between LSB Bancshares, Inc.
                           and Philip G. Gibson, which is incorporated by reference to Exhibit 10.17 of the Registrant's
                           Annual Report on form 10-K for the year ended December 31, 2001.

                  10.15    Employment Continuity Agreement effective as of April 23, 2001 between LSB Bancshares, Inc.
                           and Robert E. Lineback, Jr., which is incorporated by reference to Exhibit 10.18 of the
                           Registrant's Annual Report on form 10-K for the year ended December 31, 2001.

                  10.16    Employment Continuity Agreement effective as of October 15, 2001 between LSB Bancshares, Inc.
                           and M. Jack Smith, which is incorporated by reference to Exhibit 10.19 of the Registrant's
                           Annual Report on form 10-K for the year ended December 31, 2001.

                  13.      2001 Annual Report to Shareholders.

                  21.      List of Subsidiaries at December 31, 2001.

                  23.      Consent of Turlington and Company, L.L.P.

         (b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the last quarter covered by this report.

Description of Business


REGISTRANT

LSB Bancshares, Inc. ("Bancshares") is a bank holding company headquartered in Lexington, North Carolina and registered under the Bank Holding Company Act of 1956, as amended. Bancshares' principal business is providing banking and other financial services through its banking subsidiary. Incorporated on July 1, 1983, Bancshares is the parent holding company of Lexington State Bank ("LSB"), a North Carolina-chartered commercial bank. The principal assets of Bancshares are all outstanding shares of LSB common stock. At December 31, 2001, Bancshares and its subsidiary had consolidated assets of $833 million and 370 employees.

SUBSIDIARY BANK

LSB is chartered under the laws of the State of North Carolina to engage in the business of general banking. Founded in 1949, LSB offers a complete array of services in commercial banking including accepting deposits, corporate cash management, discount brokerage, IRA plans, secured and unsecured loans and trust functions through twenty-three offices in fourteen communities located in Davidson, Forsyth, Stokes and Guilford counties in North Carolina. LSB operates the only independent trust department in Davidson County, providing estate planning, estate and trust administration, IRA trusts, personal investment accounts and pension and profit-sharing trusts.

NON-BANK SUBSIDIARIES

LSB has two wholly-owned non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. ("Peoples Finance") and LSB Investment Services, Inc. ("LSB Investment Services"). Peoples Finance was acquired by LSB on January 1, 1984 and operates as a finance company licensed under the laws of the State of North Carolina. Peoples Finance operates from two offices located in Lexington and King, North Carolina with five employees. As a finance company, Peoples Finance offers secured and unsecured loans to individuals up to a maximum of $10,000, as well as dealer originated loans.

LSB Investment Services was incorporated under the laws of the State of North Carolina in 1994 and began operations on December 1, 1994. It offers a full range of uninsured, nondeposit investment products, including mutual funds, annuities, stocks and bonds. LSB Investment Services operates from offices located within LSB's home office and the Stratford Road office with four employees. LSB Investment Services offers products through Uvest Investment Services, an independent broker-dealer, which is a member of the National Association of Securities Dealers and the Securities Investor Protection Corporation. Investments are neither deposits nor obligations of Lexington State Bank, nor are they guaranteed or insured by any depository institution, the FDIC, or any other government agency.

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

LSB operates twenty-three offices and eight off-premise automated teller locations. Eleven branches are owned by LSB, while twelve branches and the off-premise ATM locations are leased. LSB's leased properties are subject to leases that expire on various dates from June 30, 2002 to February 28, 2010. Peoples Finance operates from a 1,800 square foot, one-story building located at 203 East Center Street in Lexington, which it owns and a 500 square foot, one-story building located at 607 South Main Street in King, which it leases. LSB Investment Services leases 800 square feet within the principal office building of LSB. Except as described herein, Bancshares, LSB, Peoples Finance and LSB Investment Services own all properties free and clear of encumbrances.

Summary of
Selected Financial Data


                                                                             Years Ended December 31
(In thousands, except per share data and ratios)       2001           2000           1999           1998           1997
-------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
  Interest income .............................      $ 58,607       $ 60,943       $ 52,441       $ 49,657       $ 45,467
  Interest expense ............................        25,619         29,202         22,373         21,682         19,547
                                                     --------       --------       --------       --------       --------
  Net interest income .........................        32,988         31,741         30,068         27,975         25,920
  Provision for loan losses ...................         1,862          2,550            780            770            785
                                                     --------       --------       --------       --------       --------
  Net interest income
   after provision for loan losses ............        31,126         29,191         29,288         27,205         25,135
  Noninterest income ..........................         9,758          8,063          7,187          6,585          5,389
  Noninterest expense .........................        27,311         24,540         23,068         21,151         20,426
                                                     --------       --------       --------       --------       --------
  Income before income taxes ..................        13,573         12,714         13,407         12,639         10,098
  Income taxes ................................         4,421          3,919          3,927          3,959          3,336
                                                     --------       --------       --------       --------       --------
  Net income ..................................      $  9,152       $  8,795       $  9,480       $  8,680       $  6,762
                                                     ========       ========       ========       ========       ========
  Cash dividends declared .....................      $  4,727       $  4,729       $  4,775       $  3,658       $  2,712
                                                     ========       ========       ========       ========       ========

SELECTED YEAR-END ASSETS
AND LIABILITIES
  Investment securities .......................      $155,337       $125,332       $128,819       $143,843       $105,616
  Loans, net of unearned income ...............       588,364        549,065        506,078        436,014        396,991
  Assets ......................................       833,327        795,570        727,759        679,006        616,265
  Deposits ....................................       682,164        671,976        605,422        567,327        503,025
  Shareholders' equity ........................        79,343         74,243         70,724         73,430         67,527

RATIOS (AVERAGES)
  Net income to total assets ..................          1.13%          1.13%          1.35%          1.35%          1.16%
  Net income to shareholders' equity ..........         11.84          12.04          13.14          12.30          10.31
  Dividend payout .............................         51.65          53.78          50.36          42.14          40.11
  Shareholders' equity to total assets ........          9.56           9.41          10.28          10.96          11.21

PER SHARE DATA(*)
  Earnings Per Share:
    Basic .....................................      $   1.08       $   1.04       $   1.11       $   1.00       $    .78
    Diluted ...................................          1.08           1.03           1.09            .98            .77
  Cash dividends declared .....................           .56            .56            .56            .42            .35
  Book value at end of year ...................          9.40           8.80           8.38           8.42           7.79

(*) Per share data has been restated in this table to give effect to the five for four stock split paid February 16, 1998.

Average Balances And
Net Interest Income Analysis


Table 1
Fully taxable equivalent basis(1) (In thousands)


                                                Interest   Average              Interest   Average             Interest   Average
                                     Average     Income/    Yield/   Average     Income/    Yield/   Average    Income/    Yield/
                                     Balance     Expense    Rate     Balance     Expense    Rate     Balance    Expense    Rate
                                     -----------------------------   -----------------------------   ----------------------------
Earning assets:
 Loans and leases
  receivable, net(2) ............    $558,821    $48,584    8.69%    $535,631    $49,440    9.23%    $473,675    $42,520    8.98%
 Taxable securities .............      98,720      5,395    5.46      108,069      6,358    5.88       95,490      5,455    5.71
 Tax exempt securities ..........      33,081      2,232    6.75       33,995      2,358    6.94       35,317      2,579    7.30
 Federal Home Loan
  Bank ..........................       2,652        179    6.75        2,411        188    7.80        2,096        157    7.49
 Interest-bearing bank
  balances ......................       4,628        194    4.19        6,869        424    6.17        9,714        459    4.73
 Federal funds sold and
  securities purchased under
  resale agreements .............      66,980      2,608    3.89       43,820      2,775    6.33       39,120      1,975    5.05
                                     --------    -------    ----     --------    -------    ----     --------    -------    ----
  Total earning assets ..........     764,882     59,192    7.74      730,795     61,543    8.42      655,412     53,145    8.11

Non-earning assets:
 Cash and due from banks ........      26,496                          30,560                          32,446
 Premises and equipment .........      12,054                          11,452                          11,461
 Other assets ...................      10,638                           8,517                           7,706
 Reserve for loan losses ........      (6,072)                         (5,538)                         (5,211)
                                     --------    -------             --------    -------             --------    -------
  Total assets ..................    $807,998    $59,192             $775,786    $61,543             $701,814    $53,145
                                     ========    =======             ========    =======             ========    =======

Interest-bearing liabilities:
 Savings and time
  deposits ......................    $599,472    $22,859    3.81%    $569,038    $25,664    4.51%    $516,346    $20,314    3.93%
 Securities sold under
   agreements to
   repurchase ...................       3,424        169    4.94       17,367      1,008    5.80        3,852        154    4.00
 Borrowings from Federal
   Home Loan Bank ...............      45,936      2,591    5.64       40,650      2,530    6.22       34,790      1,905    5.48
                                     --------    -------             --------    -------             --------    -------
 Total interest-bearing
   liabilities ..................     648,832     25,619    3.95      627,055     29,202    4.66      554,988     22,373    4.03

 Other liabilities and
 shareholders' equity:
 Demand deposits.................      73,675                          70,937                          70,904
 Other liabilities...............       8,206                           4,767                           3,749
 Shareholders' equity ...........      77,285                          73,027                          72,173
                                     --------    -------             --------    -------             --------    -------
   Total liabilities and
    shareholders'
    equity ......................    $807,998    $25,619             $775,786    $29,202             $701,814    $22,373
                                     ========    =======             ========    =======             ========    =======
Net interest income and
 net interest margin(3)..........                $33,573    4.39%                $32,341    4.43%                $30,772    4.70%
                                                 =======    ====                 =======    ====                 =======    ====

 Interest rate spread(4).........                           3.79%                           3.76%                           4.08%
                                                            ====                            ====                            ====

(1) Income related to securities and loans exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

(2) The average loans and leases receivable balances include non-accruing loans. Loan fees of $1,953, $1,395 and $1,619 for 2001, 2000 and 1999, respectively, are included in interest income.

(3) Net interest margin is computed by dividing net interest income by average earning assets.

(4) Earning assets yield minus interest-bearing liability rate.

Management's Discussion and
Analysis of Operations and
Financial Condition


This report contains certain forward-looking statements related to anticipated future operating and financial performance, and other similar statements of expectations. These forward-looking statements are based on estimates, beliefs and assumptions made by management and are not guarantees of future performance. Actual results may differ from those expressed or implied as the result of various factors, including: (1) the strength of the United States economy generally and the strength of the local economies in which Bancshares conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Bancshares' loan portfolio and allowance for loan losses;
(2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations;
(4) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Bancshares' capital markets and capital management activities, including, without limitation, Bancshares' private equity investment activities and brokerage activities; (5) the timely development of competitive new products and services by Bancshares and the acceptance of these products and services by new and existing customers; (6) the willingness of customers to accept third party products marketed by Bancshares; (7) the willingness of customers to substitute competitors' products and services for Bancshares' products and services and vice versa; (8) the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking and securities); (9) technological changes; (10) changes in consumer spending and saving habits; (11) the effect of corporate restructurings, acquisitions and/or dispositions, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (12) the growth and profitability of Bancshares' noninterest or fee income being less than expected; (13) unanticipated regulatory or judicial proceedings; (14) the impact of changes in accounting policies by the Securities and Exchange Commission; (15) adverse changes in financial performance and/or condition of Bancshares' borrowers which could impact repayment of such borrowers' outstanding loans; and (16) Bancshares' success at managing the risks involved in the foregoing. Bancshares cautions that the foregoing list of important factors is not exclusive. Bancshares does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Bancshares.

The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operations for LSB Bancshares, Inc. ("Bancshares") and its wholly-owned subsidiary, Lexington State Bank ("LSB") for the years 2001, 2000 and 1999. The consolidated financial statements include the accounts and results of operations of LSB's wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. ("Peoples Finance") and LSB Investment Services, Inc. ("LSB Investment Services"). The intent of the discussion and


VOLUME AND RATE VARIANCE ANALYSIS


Table 2                                                                 2001                                     2000
                                                         Volume         Rate       Total           Volume         Rate       Total
Fully taxable equivalent basis(1) (In thousands)    Variance(2)  Variance(2)    Variance      Variance(2)   Variance(2)   Variance
                                                    -------------------------------------     ------------------------------------
Interest income:
Loans receivable .................................     $ 2,096      $(2,952)     $  (856)        $ 5,706      $ 1,214      $ 6,920
Taxable investment securities ....................        (527)        (436)        (963)            737          166          903
Tax exempt investment securities .................         (62)         (64)        (126)            (95)        (126)        (221)
Federal Home Loan Bank ...........................          18          (27)          (9)             24            7           31
Interest-Bearing Bank Balances ...................        (116)        (114)        (230)           (154)         119          (35)
Federal funds sold ...............................       1,140       (1,307)        (167)            257          543          800
                                                       -------      -------      -------         -------      -------      -------
   Total interest income .........................       2,549       (4,900)      (2,351)          6,475        1,923        8,398
                                                       -------      -------      -------         -------      -------      -------

Interest expense:
Savings and time deposits ........................       1,323       (4,128)      (2,805)          2,187        3,163        5,350
Securities sold under agreements to repurchase ...        (708)        (131)        (839)            757           97          854
Borrowings from Federal Home Loan Bank ...........         310         (249)          61             347          278          625
                                                       -------      -------      -------         -------      -------      -------
   Total interest expense ........................         925       (4,508)      (3,583)          3,291        3,538        6,829
                                                       -------      -------      -------         -------      -------      -------
Increase (decrease) in net interest income .......     $ 1,624      $  (392)     $ 1,232         $ 3,184      $(1,615)     $ 1,569
                                                       =======      =======      =======         =======      =======      =======

(1) Income related to securities and loans exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

(2) The volume/rate variance for each category has been allocated on a consistent basis between rate and volume variances, based on the percentage of rate, or volume, variance to the sum of the two absolute analysis is to provide the reader with pertinent information about Bancshares and its subsidiaries in the areas of liquidity, capital resources, results of operations, financial position, asset quality and interest sensitivity. It should be read in conjunction with the audited financial statements, notes and supplemental tables provided herein.

SUMMARY

Bancshares reported net income for 2001 of $9.152 million or $1.08 per diluted share compared to $8.795 million or $1.03 per diluted share for 2000 and $9.480 million or $1.09 per diluted share for 1999. During 2001, the nation experienced unprecedented interest rate reductions as we first slipped into a recession, then suffered the effects of the September terrorist attacks. Interest rates in 2001 dropped to levels not seen in decades. By the end of the year, the Federal Reserve had lowered interest rates eleven times and the prime interest rate had gone from 9.50% to 4.75%.

Within these confines, Bancshares' experienced a modest gain in net interest income. Noninterest income, however, posted a much larger gain for the year, primarily the result of a new product introduction in the fourth quarter of 2001. Noninterest expense increased over the prior year as preparations began for two branch openings. Operating results for 2001 reflected solid revenue growth which management believes will continue into 2002.

Net interest income for 2001 increased $1.247 million or 3.9% compared to $1.673 million or 5.6% in 2000 and $2.093 million or 7.5% in 1999. For the year 2001, noninterest income increased $1.695 million or 21.0% compared to $876,000 or 12.2% in 2000 and $602,000 or 9.1% in 1999. As LSB prepared to open two new branches, noninterest expense increased $2.771 million or 11.3% in 2001 compared to $1.472 million or 6.4% in 2000 and $1.917 million or 9.1% in 1999.

Return on average assets was 1.13% for 2001 and 2000, compared to 1.35% for 1999. Return on average shareholders' equity was 11.84% for 2001 compared to 12.04% for 2000 and 13.14% for 1999.

Total consolidated assets for 2001 increased $37.757 million or 4.7% compared to $67.811 million or 9.3% in 2000 and $48.753 million or 7.2% in 1999. Loan growth for 2001 was $39.299 million or 7.2% compared to $42.987 million or 8.5% for 2000 and $70.064 million or 16.1% for 1999. Deposit growth in 2001 posted a modest gain of $10.188 million or 1.5% compared to $66.554 million or 11.0% in 2000 and $38.095 million or 6.7% in 1999.


INTEREST SENSITIVITY ANALYSIS(1)


                                                                                 December 31, 2001
                                                    ------------------------------------------------------------------------------
                                                                                        Total
TABLE 3                                               1-90      91-180     181-365    Sensitive      1-5        Over
                                                       Day        Day         Day       Within       Year      5-Year
(In thousands)                                      Sensitive  Sensitive   Sensitive   One Year    Sensitive  Sensitive    Total
                                                    ---------  ---------   ---------  ----------   ---------  ---------   --------
Interest-earning assets:
Loans, net of unearned income ....................   $160,124   $ 27,808    $ 49,259   $ 237,191    $269,561   $ 81,612   $588,364
U.S. Treasury securities .........................      4,011      3,056       4,096      11,163       3,104          0     14,267
U.S. government agencies obligations .............      3,009          0       1,008       4,017      88,910      9,984    102,911
Obligations of states and political subdivisions..        500      1,016           0       1,516       7,541     25,937     34,994
Federal Home Loan Bank ...........................      3,165                              3,165                             3,165
Interest-Bearing Bank Balances ...................      2,768                              2,768                             2,768
Federal funds sold ...............................     37,710                             37,710                            37,710
                                                     --------   --------    --------   ---------    --------   --------   --------
   Total interest-earning assets .................   $211,287   $ 31,880    $ 54,363   $ 297,530    $369,116   $117,533   $784,179
                                                     ========   ========    ========   =========    ========   ========   ========

Interest-bearing liabilities:

N.O.W. account deposits ..........................   $ 39,137                           $ 39,137    $ 79,018              $ 118,155
Money market deposits(2) .........................     45,118                             45,118     155,877                200,995
Regular savings deposits(2) ......................      2,069                              2,069      30,592                 32,661
Time deposits ....................................    101,956   $ 77,632    $ 37,225     216,813      31,347                248,160
Securities sold under agreements to repurchase ...      3,177                              3,177                              3,177
Borrowing from Federal Home Loan Bank ............        300                                300      35,000   $ 28,000      63,300
                                                     --------   --------    --------   ---------    --------   --------   --------
   Total interest-bearing liabilities ............   $191,757   $ 77,632    $ 37,225   $ 306,614    $331,834   $ 28,000   $666,448
                                                     ========   ========    ========   =========    ========   ========   ========
Interest sensitivity gap .........................   $ 19,530   $(45,752)   $ 17,138   $  (9,084)

Ratio of interest-sensitive assets/
  interest-sensitive liabilities .................       1.10        .41        1.46         .97

(1) Interest sensitivity is computed using assets and liabilities having interest rates that can be adjusted during the period indicated.

(2) Maturity of deposits without a contractual maturity date was computed using an asset/liability simulation model.

SUMMARY OF INVESTMENT SECURITIES PORTFOLIO

Table 4                                                  December 31, 2001        December 31, 2000         December 31, 1999
                                                       ---------------------    ----------------------    ----------------------
                                                       Amortized     Market     Amortized      Market     Amortized      Market
(In thousands)                                           Cost        Value         Cost        Value         Cost        Value
                                                       ---------    --------    ---------     --------    ---------     --------
U.S. Treasury securities .........................     $ 14,030     $ 14,338     $ 21,076     $ 21,188     $ 27,622     $ 27,405
U.S. government agencies obligations .............      102,021      103,557       68,592       68,440       64,630       62,577
Mortgage-backed obligations ......................            0            0            0            0          436          430
Obligations of state and political subdivisions ..       34,968       35,384       33,154       33,956       34,848       34,482
Federal Home Loan Bank ...........................        3,165        3,165        2,477        2,477        2,258        2,258
                                                       --------     --------     --------     --------     --------     --------
  Total securities ...............................     $154,184     $156,444     $125,299     $126,061     $129,794     $127,152
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

MARKET RISK MANAGEMENT

It is the design of market risk management to ensure long-range profitability performance and minimize risk, adhere to proper liquidity and maintain sound capital. To meet these objectives, the process of asset/liability management monitors the exposure to interest rate risk, balance sheet trends, pricing policies and liquidity position.

Interest rate movements and balance sheet composition affect profitability and performance. Management's responsibility for both liquidity and interest sensitivity reside with a designated Asset/Liability Management Committee ("ALCO"). As a part of its decision-making process, the ALCO Committee evaluates market conditions, interest rate trends and the economic environment. Based upon its view of existing and expected market conditions, the ALCO Committee adopts balance sheet strategies intended to optimize net interest income to the extent possible while minimizing the risk associated with unanticipated changes in interest rates.

Cash and cash equivalents, maturing investments and loans, and securities available for sale are principal sources of liquidity for LSB. Correspondent relationships are also maintained with several large banks in order to have access to federal funds purchases as a secondary source of liquidity. LSB also has available lines of credit maintained with the Federal Home Loan Bank of Atlanta ("FHLB") which can be used for funding and/or liquidity needs. This credit is collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences. LSB also has retail CD brokerage agreements that provide additional sources of liquidity for funding needs.

Asset/Liability management includes analyzing interest sensitivity, which pertains to possible changes in the rates of certain assets and liabilities before their scheduled maturities. The ALCO process seeks to match maturities and repricing opportunities of interest-sensitive assets and liabilities to minimize risk of interest rate movements. Full discussion of the effects of these respective portfolios on LSB's performance for 2001 can be found under the headings of Earning Assets and Interest-Bearing Liabilities. The interest sensitivity gap schedule analyzing the interest rate risk as of December 31, 2001 is presented in Table 3. Within this analysis, projected runoff of deposits that do not have a contractual maturity date was computed using LSB's simulation model. As interest sensitivity is continually changing, Table 3 reflects LSB's balance sheet position at one point in time and is not necessarily indicative of its position on other dates. On December 31, 2001 the one-year cumulative interest sensitivity gap was a negative $9.084 million for a ratio of interest-sensitive assets to interest-sensitive liabilities of .97.

Asset/liability management also addresses liquidity positioning. Liquidity management is required in order to fund current and future extensions of credit, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. As such, it is related to interest rate sensitivity management, in that each is affected by maturing assets and liabilities. While interest sensitivity management is concerned with repricing intervals of assets and liabilities, liquidity management is concerned with the maturities of those respective balances. An appropriate liquidity position is further accomplished through deposit growth and access to sources of funds other than deposits, such as the federal funds market. Traditionally, LSB has been a seller of excess investable funds in the federal funds market and uses these funds as a part of its liquidity management. Net cash provided by operating activities, a primary source of liquidity, was $5.786 million in 2001 compared to $13.961 million in 2000 and $13.658 million in 1999. Details of cash flows for the years 2001, 2000 and 1999 are provided in the Consolidated Statements of Cash Flows.

NET INTEREST INCOME

Net interest income for LSB represents the dollar amount by which income generated from earning assets exceeds its cost of funds. Net interest income is the primary source of revenue for LSB. Interest-earning assets consist primarily of loans and investment securities. These assets are subject to credit risk and interest rate risk, which are discussed in detail in the Asset Quality and Allowance for Loan Losses. Net interest income is affected by various factors, among which are the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned and paid on those assets and liabilities. Table 1 provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three years ended December 31, 2001, 2000 and 1999. Tax-exempt income has been adjusted so that it will be comparable to taxable income.

Net interest income on a tax-equivalent basis for 2001 totaled $33.573 million compared to $32.341 million for 2000 and $30.772 million for 1999. The 2001 increase in net interest income was the result of larger growth in earning assets over interest-bearing liabilities coupled with a steeper decline in the cost of funds compared to the yield on earning assets.

The net interest margin, on a tax-equivalent basis, for 2001 was 4.39% compared to 4.43% for 2000 and 4.70% for 1999. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The Federal Reserve reduced interest rates eleven times during 2001 as they attempted to revive the slowing economy. The reductions began on the third of January, with a 50 basis point reduction. The Federal Reserve followed with seven reductions of 50 basis points and three of 25 basis points. This rapidly declining interest rate environment dropped the average yield on earning assets by 68 basis points in 2001 and the average rate on interest-bearing liabilities by 71 basis points. This allowed the interest rate spread to increase three basis points in 2001 to 3.79% compared to 3.76% for 2000 and 4.08% for 1999.

INVESTMENT SECURITIES
PORTFOLIO MATURITY SCHEDULE


                                                                        December 31, 2001
                                                                   ------------------------------
Table 5                                                                                  Weighted
                                                                   Amortized             Average
(In thousands)                                                       Cost                Yield(1)
                                                                   ---------             --------
U.S. Treasury securities:
 Within one year ......................................            $  11,021               6.25%
 One to five years ....................................                3,009               5.81
                                                                   ---------
  Total ...............................................               14,030               6.16
                                                                   ---------
U.S. government agencies obligations:
 Within one year ......................................                4,009               5.80
 One to five years ....................................               88,012               5.55
 Five to ten years ....................................               10,000               5.58
                                                                   ---------
  Total ...............................................              102,021               5.56
                                                                   ---------
Obligations of states and political subdivisions:
 Within one year ......................................                1,516               9.58
 One to five years ....................................                7,524               8.38
 Five to ten years ....................................               12,447               7.93
 After ten years ......................................               13,481               7.32
                                                                   ---------
  Total ...............................................               34,968               7.86
                                                                   ---------
Federal Home Loan Bank ................................                3,165               6.75
                                                                   ---------
Total securities ......................................            $ 154,184               6.15
                                                                   =========

(1) Income related to securities and loans exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

Average earning assets increased $34.087 million or 4.7% in 2001 compared to $75.383 million or 11.5% in 2000 and $52.287 million or 8.7% in 1999. For 2001, interest-bearing liabilities increased $21.777 million or 3.5% compared to $72.067 million or 13.0% for 2000 and $51.356 million or 10.2% for 1999. A more detailed discussion of the volume and rate variance is provided under the sections of Earning Assets and Interest-Bearing Liabilities. An analysis of volume and rate changes is presented in Table 2.

EARNING ASSETS

Volume and Rate Variance Analysis of earning assets and interest bearing liabilities is presented in Table 2. This analysis distinguishes between the changes in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume variance) and changes in average interest rates (rate variance). Any changes attributable to both volume and rate have been allocated proportionately.

The loan portfolio for 2001 had a modest increase of $39.299 million or 7.2% compared to increases of $61.956 million or 13.1% in 2000 and $58.212 million or 14.0% in 1999. The down turn of the economy in 2001 and the dramatic reduction in interest rates affected both growth and interest income. As shown in Table 2, the loan portfolio's positive volume variance was more than offset by its negative rate variance, which produced a total negative variance of $856,000. The average yield on loan receivables decreased 54 basis points in 2001.

The average balance of the total investment securities portfolio in 2001 was $134.453 million compared to $144.475 million in 2000. Investment securities held-to-maturity at December 31, 2001 was $58.635 million compared to $72.828 million at December 31, 2000. The investment portfolio of available-for-sale securities at December 31, 2001 was $ 96.702 million compared to $52.504 million at December 31, 2000. The taxable investment securities portfolio declined $9.349 million in 2001 resulting in a negative volume variance of $527,000. Yields on the portfolio declined 42 basis points in 2001 producing a negative rate variance of $436,000. The total earnings variance for taxable securities was a negative $963,000. The average balance of the tax-exempt securities portfolio in 2001 declined $914,000 or 2.7% from 2000 levels, while yields dropped 19 basis points in 2001 producing a negative total variance of $126,000.

On average, the funds maintained with the Federal Home Loan Bank, increased slightly in 2001 producing a positive volume variance of $18,000, while a decline of 105 basis points in the yield resulted in a negative rate variance of $27,000.

The average balance of short-term investments in interest bearing accounts with bank approved institutions was reduced $2.241 million in 2001 creating a negative volume variance of $116,000. Average yields on these investments dropped 198 basis points resulting in a negative rate variance of $114,000.

AVERAGE TOTAL DEPOSITS


Table 6                                       2001                     2000                       1999
                                    ---------------------     ---------------------     ----------------------
                                     Average      Average      Average      Average      Average       Average
(In thousands)                       Balance       Rate        Balance       Rate        Balance         Rate
                                    --------      -------     --------      -------     --------       -------
Demand deposits ..............      $ 73,675                  $ 70,937                  $ 70,904
N.O.W. account deposits ......       112,327       1.39%       110,556       2.02%       103,411         2.09%
Money market deposits ........       187,995       3.54        168,160       4.65        156,144         4.00
Regular savings deposits .....        32,965       1.13         34,307       1.83         36,592         1.66
Time deposits ................       266,185       5.36        256,015       5.86        220,199         5.07
                                    --------                  --------                  --------
 Total deposits(1) ...........      $673,147                  $639,975                  $587,250
                                    =========                 ========                  ========


                                                                         December 31, 2001
                                                    ----------------------------------------------------------
                                                                  Over 3       Over 6
                                                    3 Months     Through       Through     Over 12
                                                    Or Less      6 months     12 months     Months      Total
                                                    --------     --------     ---------    -------     -------
Time deposit maturity schedule:(2)
Time deposits of $100,000 or more ......            $42,913      $25,093       $7,196        $150      $75,352

(1)      The bank has no deposits in foreign offices.

(2) The bank has no other time deposits of $100,000 or more issued by domestic offices.

Overnight investments in federal funds sold and securities purchased under resale agreements increased in average balances during 2001 by $23.160 million or 52.9%. This produced a positive volume variance of $1.140 million. Yields on these overnight investments decreased 244 basis points in 2001 resulting in a negative rate variance of $1.307 million and a total variance of negative $167,000.

As of the latest period reported, LSB is not aware of any issuer (and the aggregate book value and aggregate market value of the securities of such issuer), where the aggregate book value of such securities exceeds ten percent of the registrant's shareholders' equity.

INTEREST BEARING LIABILITIES

The average balance of interest-bearing liabilities in 2001 increased $21.777 million or 3.5% compared to $72.067 million or 13.0% in 2000 and $51.356 million or 10.2% in 1999. The average rate paid on interest-bearing liabilities decreased 71 basis points in 2001.

Savings and time deposits account for the majority of LSB's interest-bearing liabilities. In 2001 these deposits increased $30.434 million or 5.3% compared to increases of $52.692 million or 10.2% in 2000 and $49.472 million or 10.6% in 1999. The average rate paid on these deposits decreased 70 basis points in 2001. The growth of this portfolio produced a positive volume variance of $1.323 million, while the dramatic decline in interest rates resulted in a negative rate variance of $4.128 million. Total variance for savings and time deposits in 2001 was a negative $2.805 million.

Table 6 contains the breakdown of average deposits for years 2001, 2000 and 1999. Gains were made in all deposit categories except regular savings deposits, which declined $1.342 million or 3.9%. The average interest rate paid on these deposits dropped 70 basis points in 2001. Money market deposits had the largest increase in average balances for 2001 with a gain of $19.835 million or 11.8%. The average rate paid on money market deposits in 2001 decreased 111 basis points from the previous year. Time deposits grew $10.170 million or 4.0% in average balances while the interest rate paid dropped 50 basis points on average. In 2001, N.O.W. account deposits increased $1.770 million or 1.6% over 2000. The average rate paid on these deposits dropped 63 basis points in 2001. Assisting the bank in core deposit growth, demand deposits were up $2.739 million or 3.9% in 2001.

Securities sold under agreements to repurchase account for a relatively small proportion of total interest-bearing liabilities for LSB. This group of liabilities was increased in 2000 with the purchase of brokered deposits. With less costly sources of funds available in 2001, these brokered deposits were not renewed at maturity. Total variance in 2001 for these liabilities was a negative $839,000, with $708,000 attributable to volume variance and $131,000 attributable to rate variance.

Funds borrowed from the Federal Home Loan Bank averaged $45.936 million in 2001, an increase of $5.286 million or 13.0% over 2000. As shown in Volume and Rate Variance Analysis, Table 2, this resulted in a volume variance of $310,000. A 58 basis point decrease in the rate paid on these borrowings during 2001 created a $249,000 negative rate variance.

CAPITAL RESOURCES AND SHAREHOLDERS' EQUITY


The Board of Directors ("Board") of Bancshares approved a stock repurchase program in November of 1998 for up to 300,000 shares of its common stock or approximately 3.4% of its outstanding shares at that time. The Board authorized the repurchase of shares of common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. The repurchase plan assisted in the goal of building shareholder value and maintaining appropriate capital levels. In August 1999, the Board approved an extension of the stock repurchase program for up to an additional 300,000 shares of Bancshares' common stock, or approximately 3.5% of the outstanding shares. In 2000, Bancshares repurchased 57,283 shares under the plan at an average cost of $11.07. Total repurchase of shares under the plan, as of December 31, 2000 was 423,781 at an average cost of $18.43 per share. No shares were repurchased in calendar year 2001. Shareholders' equity at December 31, 2001, was $79.343 million, an increase of 6.9% compared to December 31, 2000. Average shareholders' equity as a percentage of average total assets at December 31 was 9.56% in 2001 compared to 9.41% in 2000 and 10.28% in 1999.

Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders' equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the reserve for loan losses and certain long-term debt. At December 31, 2001, based on these measures, Bancshares had a Tier 1 capital ratio of 14.16% compared to the regulatory requirement of 4% and a total capital ratio of 15.33% compared to an 8% regulatory requirement.

Additional regulatory capital measures include the Tier 1 leverage ratio. Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At December 31, 2001, Bancshares' Tier 1 leverage ratio was 9.35%.

The number of shareholders holding Bancshares stock totaled approximately 6,100 at December 31, 2001. Participants in Bancshares' dividend reinvestment plan total 1,683 representing 27.6% of total shareholders and held a total of 754,094 shares.


SUMMARY OF LOAN PORTFOLIO


Table 7
(In thousands)                                     2001             2000             1999             1998            1997
                                                 --------         --------         --------         --------         --------
Commercial, financial and agricultural..         $212,731         $172,058         $153,252         $144,955         $132,181
Real estate - construction .............           35,164           36,058           28,130           19,131           12,978
Real estate - mortgage .................          271,375          267,735          250,173          206,068          185,384
Installment loans to individuals .......           59,402           64,161           65,882           62,747           62,909
Lease financing ........................              535              168              820              978              792
Other ..................................            9,157            8,885            7,821            2,135            2,747
                                                 --------         --------         --------         --------         --------
Total loans, net of unearned income ....         $588,364         $549,065         $506,078         $436,014         $396,991
                                                 ========         ========         ========         ========         ========

(*)      The bank has no foreign loan activity.


MATURITIES AND SENSITIVITIES OF
LOANS TO CHANGES IN INTEREST RATES


                                                           December 31, 2001
                                          ---------------------------------------------------
                                            Commercial,
                                             financial        Real estate -
                                          and agricultural     construction           Total
                                          ----------------    --------------        ---------
Due in 1 year or less .............          $  76,449           $ 35,164           $ 111,613
Due after 1 year through 5 years:
  Fixed interest rates ............             95,053                                 95,053
  Floating interest rates .........             19,922                                 19,922
Due after 5 years:
  Fixed interest rates ............             16,158                                 16,158
  Floating interest rates .........              5,149                                  5,149
                                             ---------           --------           ---------
   Total ..........................          $ 212,731           $ 35,164           $ 247,895
                                             =========           ========           =========

ANALYSIS OF RESERVE FOR LOAN LOSSES

Table 8                                                                                    As of Or For the Years Ended
                                                                                                 December 31
(In thousands)                                                         2001          2000         1999         1998         1997
                                                                      --------     --------     --------     --------     --------
Average amount of loans outstanding, net of unearned income ......    $558,821     $535,631     $473,675     $415,463     $379,672
Amount of loans outstanding, net of unearned income ..............     588,364      549,065      506,078      436,014      396,991
Reserve for loan losses:
  BALANCE ON JANUARY 1 ...........................................    $  5,959     $  5,246     $  5,048     $  4,601     $  4,075
                                                                      --------     --------     --------     --------     --------
Loans charged off:
  Secured by real estate .........................................           1            0            0            0            0
  Commercial and industrial ......................................         730        1,403          259           65          382
  Installment ....................................................         859          343          291          285          330
  Credit card ....................................................         302          300          198          101          139
                                                                      --------     --------     --------     --------     --------
    Total charge-offs ............................................       1,892        2,046          748          451          851
                                                                      --------     --------     --------     --------     --------
Recoveries of loans previously charged off:
  Secured by real estate .........................................          15            0            6            0            0
  Commercial and industrial ......................................         250           21           16            9          486
  Installment ....................................................         123          128          108           91           89
  Credit card ....................................................         123           60           36           28           17
                                                                      --------     --------     --------     --------     --------
    Total recoveries .............................................         511          209          166          128          592
                                                                      --------     --------     --------     --------     --------
Net loans charged off ............................................       1,381        1,837          582          323          259
                                                                      --------     --------     --------     --------     --------
Provision for loan losses ........................................       1,862        2,550          780          770          785
                                                                      --------     --------     --------     --------     --------
  BALANCE ON DECEMBER 31 .........................................    $  6,440     $  5,959     $  5,246     $  5,048     $  4,601
                                                                      ========     ========     ========     ========     ========
  Ratio of net charge-offs of loans to average loans outstanding
    during the year ..............................................         .25%         .34%         .12%         .08%         .07%

NONINTEREST INCOME

Noninterest income increased $1.695 million or 21.0% in 2001 compared to increases of $876,000 or 12.2% in 2000 and $602,000 or 9.1% in 1999. Fee income from service charges on deposit accounts increased $998,000 or 27.6% in 2001 compared to $445,000 or 14.0% in 2000 and $455,000 or 16.8% in 1999. The
increase in fee income from service charges on deposit accounts for 2001 came primarily from a new product introduction in the fourth quarter of the year. Realized gains from the sale of mortgage loans in 2001 totaled $386,000 compared to $145,000 in 2000 and $273,000 in 1999. This increase in 2001 of $241,000 or
166.2% is primarily the result of increased customer refinancing in the low interest rate environment. In the second quarter of 2001, a gain of $541,000 was realized from the sale of stock held in a corporation providing electronic transaction processing to financial institutions. This resulted in a higher than normal gain on sale of investment securities. Other operating income increased a modest $102,000 or 2.5% in 2001 compared to $372,000 or 9.9% in 2000 and
$202,000 or 5.7% in 1999. Financial statement Note 9 details material items contained in other operating income. Income generated from the bankcard division increased $35,000 or 2.3% in 2001 compared to increases of $313,000 or 26.1% in 2000 and $319,000 or 36.3% in 1999. Fee income generated from the servicing of mortgage loans sold and customer related service fees increased $117,000 or 12.6% in 2001 compared to $126,000 or 15.7% in 2000 and $78,000 or 10.8% in
1999. Investment instrument sales commissions generated by LSB's subsidiary, LSB Investment Services, decreased in 2001 by $292,000 or 32.6% following an increase in 2000 of $291,000 or 48.1% and a decrease of $216,000 or 26.3% in 1999. Trust income for 2001 increased $60,000 or 11.2% compared to $6,000 or 1.1% for 2000 and $33,000 or 6.6% for 1999.

NONINTEREST EXPENSE

Noninterest expense increased $2.771 million or 11.3% in 2001 compared to $1.472 million or 6.4% in 2000 and $2.077 million or 9.9% in 1999. Personnel expense consisting of employee salaries and benefits increased $1.262 million or 9.3% in 2001 compared to increases of $1.291 million or 10.5% in 2000 and $1.153 million or 10.3% for 1999. These increases are attributable to normal increases in compensation and increases in the number of full-time equivalent employees. Full-time equivalent employees totaled 370 in 2001 compared to 352 in 2000 and 340 in 1999. Occupancy expense for 2001 increased $78,000 or 6.0% compared to increases of $13,000 or 1.0% in 2000 and $23,000 or 1.8% in 1999. Preparation began in 2001 for two new banking offices, which accounted for the increase in occupancy expense. Equipment depreciation and maintenance expense for 2001 increased $139,000 or 9.7% compared to $132,000 or 10.1% for 2000 and $76,000 or
6.2% for 1999. Other operating expenses for 2001 increased $1.292 million or 15.8% compared to $36,000 or 0.4% for 2000 and $825,000 or 11.3% for 1999.
Financial statement Note 9 details the material items contained in other operating expenses. Advertising expense for 2001 increased $58,000 or 15.1%, compared to a $25,000 or 6.1% increase in 2000 and a $52,000 or 14.5% increase in 1999. LSB began preparation for a branding and marketing campaign in the fourth quarter of 2001 contributing to the increased expenses. This campaign will continue into 2002 with some associated expenses. Legal and professional expense for 2001 increased $339,000 or 37.6% following a decrease of $236,000 or 20.7% in 2000 and an increase of $104,000 or 10.1% in 1999. Other expenses, which had been down in 2000 by $159,000 or 5.7%, increased $683,000 or 25.7% in 2001. This category increased $288,000 or 11.4% in 1999.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

In spite of the Federal Reserve's efforts to revive the economy through unprecedented interest rate reductions, the nation's economic slow down continued during 2001. The effects of September 11th further compounded this economic down turn. While LSB's overall credit quality and underwriting standards remain sound, the slowing economy did have an effect on its nonperforming assets, in particular, accruing loans ninety days or more past due.

Total nonperforming assets at December 31, 2001 were $4.551 million compared to $2.984 million in 2000 and $2.090 million in 1999. Nonperforming assets are defined as nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. The majority of the 2001 increase came from accruing loans past due ninety days, which increased to $2.412 million at December 31, 2001 compared to $1.316 million at December 31, 2000 and $821,000 at December 31, 1999. Nonaccrual loans at December 31, 2001 were $935,000 compared to $57,000 in 2000 and $96,000 in
1999. The accrual of interest is generally discontinued on all loans that become ninety days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. Nonperforming assets as a percentage of loans outstanding for years ended December 31, 2001, 2000 and 1999 were 0.77%, 0.54% and 0.41%, respectively.

Numerous factors are taken into account in determining adequate provisions and allowances for loan loss reserves including growth of the loan portfolio, delinquencies, net charge-offs, non-performing loans and collateral values. As a percentage of loans outstanding, the reserve for loan losses were $6.440 million or 1.09% at December 31, 2001 compared to $5.959 million or 1.09% at December 31, 2000 and $5.246 million or 1.04% at December 31, 1999. Net charge offs for 2001 were $1.381 million or 0.25% of average loans outstanding, compared to net charge offs of $1.837 million or 0.34% for 2000 and $582,000 or 0.12% for 1999.

The provision for loan losses charged to operations in 2001 totaled $1.862 million compared to $2.550 million in 2000 and $780,000 in 1999. At December 31, 2001, the reserve for loan losses was 1.42 times nonperforming loans compared to
2.00 times at December 31, 2000 and 2.51 times at December 31, 1999. Based on analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the provision for loan losses to be adequate. In management's judgment, the allocation of the reserve for loan losses for 2001, reflected in Table 10, accurately reflects the inherent risks associated with each of the various lending categories.

As a part of credit administration, management regularly reviews and grades its loan portfolio for purposes of determining asset quality and the need to make additional provisions for loan losses. The review process is performed both internally and externally, through the employment of independent credit review professionals. As a part of the external credit review for 2001, samples were reviewed of consumer loans, small-business

NONPERFORMING ASSETS


Table 9                                                                                       December 31
                                                                      ------------------------------------------------------------
(In thousands)                                                         2001          2000         1999         1998         1997
                                                                      --------     --------     --------     --------     --------
Nonaccrual loans:
 Secured by real estate ..........................................    $    747     $      0     $      0     $      0     $      0
 Commercial and industrial .......................................         188           57           96            0          127
Restructured loans ...............................................         324          338          137          232          502
Other real estate acquired through foreclosed properties .........         880        1,273        1,036          921        1,192
Accruing loans which are contractually past due 90 days or more ..       2,412        1,316          821          759          334
                                                                      --------     --------     --------     --------     --------
Total nonperforming assets .......................................    $  4,551     $  2,984     $  2,090     $  1,912     $  2,155
                                                                      ========     ========     ========     ========     ========
Nonperforming assets to:
 Loans outstanding at end of year ................................         .77%         .54%         .41%         .44%         .54%
 Total assets at end of year .....................................         .55          .38          .29          .28          .35

Loss of interest income associated with nonperforming loans at
 December 31:                                                                            Years Ended December 31
                                                                      ------------------------------------------------------------
                                                                       2001          2000         1999         1998         1997
                                                                      --------     --------     --------     --------     --------
Interest income that would have been recorded in accordance
 with original terms .............................................    $     96     $     11     $     15     $      0     $      1
Less interest income actually recorded ...........................          18            0            0            0            0
                                                                      --------     --------     --------     --------     --------
Loss of interest income ..........................................    $     78     $     11     $     15     $      0     $      1
                                                                      ========     ========     ========     ========     ========

ALLOCATION OF RESERVE FOR LOAN LOSSES(*)

Table 10                           2001                 2000                 1999                 1998                 1997
                             ----------------     ----------------     ----------------     ----------------     -----------------
                                        Loans                Loans                Loans                Loans                 Loans
(In thousands)                            %                    %                    %                    %                     %
                                        Total                Total                Total                Total                 Total
                             Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans     Amount      Loans
                             ------     -----     ------     -----     ------     -----     ------     -----     ------      -----
Commercial, financial
 and agricultural .......    $1,823      36.2%    $1,680      31.3%    $1,420      30.3%    $1,330      33.2%    $1,212       33.3%
Real estate -
 construction ...........       695       6.0        643       6.6        566       5.6        555       4.4        506        3.3
Real estate -
 mortgage ...............     2,578      46.1      2,385      48.8      2,100      49.4      2,000      47.4      1,815       46.7
Installment loans to
 individuals ............     1,081      10.1      1,000      11.7        908      13.0        913      14.3        828       15.8
Lease financing .........        44        .0         41        .0         60        .2         60        .2         55         .2
Other ...................       119       1.6        110       1.6         92       1.5         90        .5         85         .7
Unallocated .............       100        .0        100        .0        100        .0        100        .0        100         .0
                             ------     -----     ------     -----     ------     -----     ------     -----     ------      -----
 Total ..................    $6,440     100.0%    $5,959     100.0%    $5,246     100.0%    $5,048     100.0%    $4,601      100.0%
                             ======     =====     ======     =====     ======     =====     ======     =====     ======      =====

(*) The reserve for loan losses has been allocated only on an approximate basis. The entire amount of the reserve is available to absorb losses occurring in any category. The allocation is not necessarily indicative of future losses.

loans and commercial loans with balances of $200,000 or more. All loans on the bank's watch list were reviewed as well. A review of large credits was conducted by a regulatory agency examination revealing that there were no material problem credits that had not been previously identified by management.

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

Loans classified for regulatory purposes as loss, doubtful, sub-standard or special mention that have not been disclosed in Table 9, Nonperforming Assets, do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

INCOME TAXES

Financial statement Note 10 provides reconciliation between the amount of taxes computed using the statutory tax rate and the actual tax expense. The expense for income tax is recorded based on amounts currently payable. For 2001 income tax expense was $4.421 million compared to $3.919 million in 2000 and $3.927 million in 1999. The effective tax rate for 2001 was 32.6%, compared to 30.8% in 2000 and 29.3% in 1999.

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

ACCOUNTING AND REGULATORY ISSUES

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes new accounting and reporting requirements for derivative instruments embed-

QUARTERLY FINANCIAL DATA

Table 11
(In thousands except per share data)                  2001                                             2000
                                   -------------------------------------------     -------------------------------------------
                                   4th Qtr.    3rd Qtr.    2nd Qtr.    1st Qtr.    4th Qtr.    3rd Qtr.    2nd Qtr.    1st Qtr.
                                   --------    --------    --------    --------    --------    --------    --------    --------
Interest income ..............     $13,814     $14,550     $14,951     $15,292     $16,111     $15,647     $15,057     $14,128
Interest expense .............       5,184       5,942       6,874       7,619       7,974       7,751       7,042       6,435
                                   -------     -------     -------     -------     -------     -------     -------     -------
Net interest income ..........       8,630       8,608       8,077       7,673       8,137       7,896       8,015       7,693
Provision for loan losses ....         430         661         489         282       1,155         815         385         195
                                   -------     -------     -------     -------     -------     -------     -------     -------
Net interest income after
  provision for loan losses ..       8,200       7,947       7,588       7,391       6,982       7,081       7,630       7,498
                                   -------     -------     -------     -------     -------     -------     -------     -------
Noninterest income ...........       2,777       2,151       2,764       2,066       2,096       2,060       1,945       1,962
                                   -------     -------     -------     -------     -------     -------     -------     -------
Noninterest expense ..........       7,047       6,873       7,134       6,257       6,107       6,202       6,201       6,030
                                   -------     -------     -------     -------     -------     -------     -------     -------
Income before income taxes ...       3,930       3,225       3,218       3,200       2,971       2,939       3,374       3,430
Income taxes .................       1,303       1,047       1,044       1,027         935         913       1,044       1,027
                                   -------     -------     -------     -------     -------     -------     -------     -------
Net income ...................     $ 2,627     $ 2,178     $ 2,174     $ 2,173     $ 2,036     $ 2,026     $ 2,330     $ 2,403
                                   =======     =======     =======     =======     =======     =======     =======     =======

Earnings per share:
 Basic .......................     $   .30     $   .26     $   .26     $   .26     $   .24     $   .24     $   .28     $   .28
 Diluted .....................         .30         .26         .26         .26         .24         .24         .27         .28

ded in other contracts and hedging activities. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 138). SFAS 138 addresses issues related to the implementation of SFAS 133. Bancshares does not presently have any derivative instruments within the definition of SFAS 133 and does not anticipate any material effect on its financial position or operating results from adoption of the standard.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 140) which replaces SFAS 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures regarding these activities. SFAS 140 is effective for transfers and servicing of financial assets or extinguishment of liabilities that occur after March 31, 2001. SFAS 140 was adopted by Bancshares with no resulting material effect on its financial position or operating results.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). SFAS 141 supercedes APB Opinion Number 16, "Business Combinations". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations in the scope of SFAS 141 be accounted for using the purchase method of accounting. SFAS 141 is effective for business combinations initiated after June 30, 2001. Bancshares has no current application for SFAS 141.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill and other intangible assets that have indefinite lives are to no longer be amortized unless there is an impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. At December 31, 2001, Bancshares had $490,330 in goodwill which will no longer be amortized, but will be monitored for impairment annually.

Consolidated Balance Sheets


                                                                                     December 31
(In thousands, except for shares)                                              2001                 2000
-----------------------------------------------------------------------------------------------------------

ASSETS
   Cash and Due from Banks (Note 2) ............................            $  33,150             $  26,916
   Interest-Bearing Bank Balances ..............................                2,768                 7,757
   Federal Funds Sold and Securities Purchased
    Under Resale Agreements ....................................               37,710                69,555
   Investment Securities (Note 3):
    Held to Maturity, Market Value $59,742 and $73,557 .........               58,635                72,828
    Available for Sale .........................................               96,702                52,504
   Loans (Notes 4 and 11) ......................................              588,364               549,065
   Less, Reserve for Loan Losses (Note 4) ......................               (6,440)               (5,959)
                                                                            ---------             ---------
      Net Loans ................................................              581,924               543,106
   Premises and Equipment (Note 5) .............................               12,041                11,609
   Other Assets ................................................               10,397                11,295
                                                                            ---------             ---------
      Total Assets .............................................            $ 833,327             $ 795,570
                                                                            =========             =========


LIABILITIES
   Deposits:
     Demand ....................................................            $  82,193             $  75,588
     Savings, N.O.W. and Money Market Accounts .................              351,811               318,626
     Certificates of Deposit of less than $100,000 (Note 6) ....              172,808               198,039
     Certificates of Deposit of $100,000 or more (Note 6) ......               75,352                79,723
                                                                            ---------             ---------
        Total Deposits .........................................              682,164               671,976
   Securities Sold Under Agreements to Repurchase (Note 6) .....                3,177                 3,002
   Borrowings from the Federal Home Loan Bank (Note 7) .........               63,300                40,450
   Other Liabilities ...........................................                5,343                 5,899
                                                                            ---------             ---------
      Total Liabilities ........................................              753,984               721,327
                                                                            =========             =========

SHAREHOLDERS' EQUITY
   Preferred Stock, Par Value $.01 Per Share:
      Authorized 10,000,000 shares; none issued ................                    0                     0
   Common Stock, Par Value $5 Per Share:
      Authorized 50,000,000 Shares; Issued 8,441,846
      Shares in 2001 and 8,432,824 Shares in 2000 ..............               42,209                42,164
   Paid-In Capital .............................................                9,860                 9,837
   Directors' Deferred Plan ....................................                 (878)                 (797)
   Retained Earnings ...........................................               27,444                23,019
   Accumulated Other Comprehensive Income ......................                  708                    20
                                                                            ---------             ---------
    Total Shareholders' Equity .................................               79,343                74,243
                                                                            ---------             ---------
      Total Liabilities and Shareholders' Equity ...............            $ 833,327             $ 795,570
                                                                            =========             =========


Commitments and Contingencies (Note 8)
Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements
Of Income


                                                                                Years Ended December 31
 (In thousands, except for shares and per share amounts)             2001                2000                1999
--------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
  Interest and Fees on Loans ...........................          $   48,584          $   49,440          $   42,520
  Interest on Investment Securities:
   Taxable .............................................               5,395               6,358               5,455
   Tax Exempt ..........................................               1,647               1,758               1,875
  Interest-Bearing Bank Balances .......................                 373                 612                 616
  Federal Funds Sold and Securities Purchased Under
   Resale Agreements ...................................               2,608               2,775               1,975
                                                                  ----------          ----------          ----------
    Total Interest Income ..............................              58,607              60,943              52,441
                                                                  ----------          ----------          ----------

INTEREST EXPENSE
  Deposits .............................................              22,859              25,664              20,314
  Securities Sold Under Agreements to Repurchase .......                 169               1,008                 154
  Borrowings from the Federal Home Loan Bank ...........               2,591               2,530               1,905
                                                                  ----------          ----------          ----------

    Total Interest Expense .............................              25,619              29,202              22,373
                                                                  ----------          ----------          ----------

Net Interest Income ....................................              32,988              31,741              30,068
Provision for Loan Losses (Note 4) .....................               1,862               2,550                 780
                                                                  ----------          ----------          ----------
Net Interest Income after Provision for Loan Losses ....              31,126              29,191              29,288
                                                                  ----------          ----------          ----------

NONINTEREST INCOME
  Service Charges on Deposit Accounts ..................               4,614               3,616               3,171
  Gains on Sales of Mortgages ..........................                 386                 145                 273
  Gains on Sales of Investment Securities ..............                 541                 187                   0
  Other Operating Income (Note 9) ......................               4,217               4,115               3,743
                                                                  ----------          ----------          ----------
    Total Noninterest Income ...........................               9,758               8,063               7,187
                                                                  ----------          ----------          ----------

NONINTEREST EXPENSE
  Personnel Expense ....................................              14,878              13,616              12,325
  Occupancy Expense ....................................               1,373               1,295               1,282
  Equipment Depreciation and Maintenance ...............               1,573               1,434               1,302
  Other Operating Expense (Note 9) .....................               9,487               8,195               8,159
                                                                  ----------          ----------          ----------
    Total Noninterest Expense ..........................              27,311              24,540              23,068
                                                                  ----------          ----------          ----------

Income Before Income Taxes .............................              13,573              12,714              13,407
Income Taxes (Note 10) .................................               4,421               3,919               3,927
                                                                  ----------          ----------          ----------
Net Income .............................................          $    9,152          $    8,795          $    9,480
                                                                  ==========          ==========          ==========

Earnings Per Share:
  Basic ................................................          $     1.08          $     1.04          $     1.11
  Diluted ..............................................          $     1.08                1.03                1.09

Weighted Average Shares Outstanding:
   Basic ...............................................           8,438,981           8,448,433           8,547,905
   Diluted .............................................           8,479,288           8,501,523           8,693,801


Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements Of
Changes In Shareholders' Equity


                                                                                                          Accumulated
                                                  Common Stock                      Directors'               Other        Total
                                             ----------------------     Paid-In     Deferred    Retained Comprehensive Shareholders'
(In thousands, except for shares)              Shares       Amount      Capital       Plan      Earnings    Income        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998 .........      8,722,895      $43,614      $14,903                $14,248      $  665      $ 73,430
Net income ............................                                                           9,480                     9,480
Change in unrealized loss on securities
  available for sale, net of deferred
  income taxes ........................                                                                      (1,260)       (1,260)
                                                                                                                         ---------
    Comprehensive income ..............                                                                                     8,220
Cash dividends declared on common
  stock ...............................                                                          (4,775)                   (4,775)
Common stock issued for stock
  options exercised ...................         81,521          408          307                                              715
Common stock acquired .................       (361,498)      (1,807)      (5,059)                                          (6,866)
                                             -------------------------------------------------------------------------------------
Balances at December 31, 1999 .........      8,442,918       42,215       10,151                 18,953        (595)       70,724
Net income ............................                                                           8,795                     8,795
Change in unrealized gain on securities
  available for sale, net of deferred
  income taxes ........................                                                                         615           615
                                                                                                                         ---------
    Comprehensive income ..............                                                                                     9,410
Cash dividends declared on common
  stock ...............................                                                          (4,729)                   (4,729)
Common stock issued for stock
  options exercised ...................         47,189          236          152                                              388
Common stock acquired .................        (57,283)        (287)        (466)     $(797)                               (1,550)
                                             -------------------------------------------------------------------------------------
Balances at December 31, 2000 .........      8,432,824       42,164        9,837       (797)     23,019          20        74,243
Net income ............................                                                           9,152                     9,152
Change in unrealized gain on securities
  available for sale, net of deferred
  income taxes ........................                                                                         688           688
                                                                                                                         ---------
    Comprehensive income ..............                                                                                     9,840
Cash dividends declared on common
  stock ...............................                                                          (4,727)                   (4,727)
Common stock issued for stock
  options exercised ...................          9,022           45           23                                               68
Common stock acquired .................                                                 (81)                                  (81)
                                             -------------------------------------------------------------------------------------
Balances at December 31, 2001 .........      8,441,846      $42,209      $ 9,860      $(878)    $27,444      $  708      $ 79,343
                                             =====================================================================================


Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements
Of Cash Flows


                                                                                          Years Ended December 31
(In thousands)                                                                 2001                 2000                 1999
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES
  Net Income ....................................................            $  9,152             $  8,795             $  9,480
  Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization ..............................               1,484                1,371                1,319
     Securities premium amortization and discount
       accretion, net ...........................................                  58                 (282)                  58
     (Increase) decrease in loans held for sale .................              (6,113)               1,546                2,191
     Deferred income taxes ......................................                (353)                (255)                  14
     Income taxes payable .......................................                 361                  (65)                 127
     (Increase) decrease in income earned but not received ......                 225                 (447)                 (99)
     Increase (decrease) in interest accrued but not paid .......              (1,115)                 883                  253
     Net (increase) decrease in other assets ....................                 495                 (141)                (544)
     Net increase in other liabilities ..........................                 296                  196                  143
     Provision for loan losses ..................................               1,862                2,550                  780
     Gain on sale of investment securities ......................                (541)                (187)                   0
     Gain on sale of premises and equipment .....................                 (25)                  (3)                 (64)
                                                                             --------             --------             --------
       Net cash provided by operating activities ................               5,786               13,961               13,658
                                                                             --------             --------             --------
CASH FLOW FROM INVESTING ACTIVITIES
     Purchases of securities held to maturity ...................              (4,380)             (15,132)             (15,520)
     Proceeds from maturities of securities held to maturity ....              18,579               10,879                6,869
     Purchases of securities available for sale .................             (85,241)             (90,375)                (223)
     Proceeds from maturities of securities available for sale ..              42,100               99,403               21,776
     Proceeds from sales of securities available for sale .......                 555                  189                    0
     Net increase in loans made to customers ....................             (34,568)             (46,369)             (72,838)
     Purchases of premises and equipment ........................              (1,963)              (1,780)              (1,057)
     Proceeds from sale of premises and equipment ...............                  59                   18                  115
     Net (increase) decrease in federal funds sold ..............              31,845              (42,285)              13,325
                                                                             --------             --------             --------
       Net cash used by investing activities ....................             (33,014)             (85,452)             (47,553)
                                                                             --------             --------             --------
CASH FLOW FROM FINANCING ACTIVITIES
     Net increase in demand deposits, N.O.W., money market
       and savings accounts .....................................              39,790               22,332               12,700
     Net increase (decrease) in time deposits ...................             (29,602)              44,222               25,395
     Net increase (decrease) in securities sold under
       agreements to repurchase .................................                 175                1,703               (4,238)
     Proceeds from long-term debt ...............................              25,000                8,000               30,000
     Payments on long-term debt .................................              (2,150)             (12,700)             (13,692)
     Dividends paid .............................................              (4,727)              (4,729)              (4,775)
     Proceeds from issuance of common stock .....................                  68                  388                  715
     Common stock acquired ......................................                 (81)              (1,550)              (6,866)
                                                                             --------             --------             --------
       Net cash provided by financing activities ................              28,473               57,666               39,239
                                                                             --------             --------             --------
     Increase (decrease) in cash and cash equivalents ...........               1,245              (13,825)               5,344
     Cash and cash equivalents at the beginning of the years ....              34,673               48,498               43,154
                                                                             --------             --------             --------

     Cash and cash equivalents at the end of the years ..........            $ 35,918             $ 34,673             $ 48,498
                                                                             ========             ========             ========
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
     Cash paid during the years for:
       Interest .................................................            $ 26,734             $ 28,319             $ 22,121
       Income taxes .............................................               4,668                4,248                4,214
SUPPLEMENTAL DISCLOSURE OF
   NONCASH TRANSACTIONS
     Transfer of loans to other real estate owned ...............            $  1,594             $    644             $    412
     Unrealized gain (loss) on securities available for sale:
       Change in securities available for sale ..................               1,120                1,008               (2,064)
       Change in deferred income taxes ..........................                (432)                (393)                 804
       Change in shareholders' equity ...........................                 688                  615               (1,260)


Notes to consolidated financial statements are an integral part hereof.

Notes To Consolidated
Financial Statements

AS OF OR FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and financial reporting policies of LSB Bancshares, Inc. ("Bancshares") and its subsidiaries conform to accounting principles generally accepted in the United States and prevailing industry practices. The following is a description of significant accounting policies.

Nature of Operations

         Bancshares is a bank holding company organized under the laws of the State of North Carolina and registered under the Bank Holding Company Act of 1956, as amended. Bancshares conducts its domestic financial services business through Lexington State Bank ("Bank") and two non-bank subsidiaries, Peoples Finance Company of Lexington, Inc. ("Peoples") and LSB Investment Services, Inc. Bancshares serves customers primarily in Davidson, Forsyth, Stokes, and Guilford Counties, North Carolina.

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

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Foreclosed Real Estate

         Foreclosed real estate only includes formally foreclosed property. At the time of foreclosure, foreclosed real estate is recorded at the lower of the Bank's cost or the asset's fair value less costs to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at the date of acquisition are charged to the reserve for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less costs to sell. Costs incurred in maintaining foreclosed real estate and subsequent write-downs to reflect declines in the fair value of the property are charged to operations.

Premises and Equipment

         Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed by use of the straight-line method, using the following estimated lives: buildings, 20 to 40 years; equipment, 3 to 10 years; and vaults, 10 to 40 years. Leasehold improvements are amortized by use of the straight-line method over the lesser of the estimated useful lives of the improvements or the terms of the respective leases.

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

Intangible Assets

         Intangible assets, excluding goodwill, are amortized on a straight-line basis over the estimated periods benefitted. Goodwill is not amortized, but is monitored for impairment annually.

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

NOTE 2 - REGULATORY RESTRICTIONS

Bancshares and its subsidiary bank are subject to certain requirements imposed by state and federal banking statutes and regulations. The Bank is required to maintain a certain weekly average clearing account balance with the Federal Reserve Bank of Richmond. The required weekly average clearing account balance for the years ended December 31, 2001 and 2000 was $36,400,000 and $10,500,000,
respectively. The amounts are negotiated by the Bank with the Federal Reserve Bank of Richmond.

Certain regulatory requirements restrict the lending of funds by and between Bancshares and the Bank and the amount of dividends which can be paid to Bancshares by the Bank. On December 31, 2001, the Bank had available retained earnings of $54,351,677 for the payment of dividends without obtaining prior regulatory approval.

The Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB). Member institutions are required to maintain an investment in the common stock of the FHLB based on the asset size of the member institution and the amount of qualifying one-to-four family residential loans. At December 31, 2001, the Bank owned $3,165,000 of FHLB common stock.

Bancshares and the Bank are subject to certain regulatory capital requirements administered by federal and state banking agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancshares and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can initiate certain mandatory and possible discretionary actions by regulators that, if undertaken, could have a direct, material effect on Bancshares' financial statements.

The most recent notifications from regulatory authorities categorized Bancshares and the Bank as well capitalized under the regulatory framework for prompt corrective action at December 31, 2001. There are no conditions or events since that notification that management believes has changed Bancshares' or the Bank's well capitalized status. Management believes that Bancshares and the Bank meet all capital adequacy requirements to which they are subject. The Bank's capital amounts and ratios approximate Bancshares' capital amounts and ratios that are summarized as follows (In thousands):

                                                                                                              Minimum Ratios
                                                                                                      --------------------------
                                                                                                        For
                                            Capital Amount                      Ratio                 Capital          To Be
                                      ------------------------          ---------------------         Adequacy          Well
                                       2001             2000            2001            2000          Purposes      Capitalized*
                                      -------          -------          -----           -----         --------      ------------

Total capital
 To risk-weighted assets ...          $84,416          $79,374          15.33%          15.11%          8.00%          10.00%
Tier 1 capital
 To risk-weighted assets ...           77,976           73,415          14.16           13.98           4.00            6.00
Tier 1 capital
 To average assets .........           77,976           73,415           9.35            9.21           3.00            5.00

* under Prompt Corrective Action provisions

NOTE 3 - INVESTMENT SECURITIES

The valuations of investment securities as of December 31, 2001 and 2000 were as follows (In thousands):

                                                             2001 - Securities Held to Maturity
                                                  Amortized         Unrealized       Unrealized          Market
                                                    Cost              Gains            Losses            Value
                                                  ---------         ----------       ----------         --------

US Treasury and
 other US government agency obligations ..         $25,022            $  718            $  0            $25,740
State, county and municipal securities ...          33,613               834             445             34,002
                                                   -------            ------            ----            -------
Total ....................................         $58,635            $1,552            $445            $59,742
                                                   =======            ======            ====            =======

                                                                2001 - Securities Available for Sale
                                                    Amortized         Unrealized       Unrealized           Market
                                                      Cost              Gains            Losses             Value
                                                    ---------         ----------       ----------          -------

US Treasury and
 other US government agency obligations ..            $91,029            $1,267            $141            $92,155
State, county and municipal securities ...              1,355                38              11              1,382
Equity securities ........................              3,165                 0               0              3,165
                                                      -------            ------            ----            -------
Total ....................................            $95,549            $1,305            $152            $96,702
                                                      =======            ======            ====            =======

                                                                  2000 - Securities Held to Maturity
                                                     Amortized         Unrealized       Unrealized          Market
                                                       Cost              Gains            Losses            Value
                                                     ---------         ----------       ----------         -------

US Treasury and
 other US government agency obligations ..            $40,526            $  218            $259            $40,485
State, county and municipal securities ...             32,302               913             143             33,072
                                                      -------            ------            ----            -------
Total ....................................            $72,828            $1,131            $402            $73,557
                                                      =======            ======            ====            =======

                                                            2000 - Securities Available for Sale
                                                   Amortized       Unrealized      Unrealized         Market
                                                     Cost            Gains           Losses           Value
                                                   ---------       ----------      ----------        -------

US Treasury and
 other US government agency obligations ..         $49,142            $117            $116            $49,143
State, county and municipal securities ...             852              32               0                884
Equity securities ........................           2,477               0               0              2,477
                                                   -------            ----            ----            -------
Total ....................................         $52,471            $149            $116            $52,504
                                                   =======            ====            ====            =======

The following is a maturity schedule of investment securities at December 31, 2001 by contractual maturity, except for certain county and municipal securities which are recorded at the pre-refunded date (In thousands):

                                                              Securities Held                     Securities Available
                                                                to Maturity                            for Sale
                                                       ---------------------------           ---------------------------
                                                       Amortized            Market           Amortized            Market
                                                         Cost               Value               Cost              Value
                                                       ---------           -------           ---------           -------

Debt securities:
Due in one year or less ....................            $ 5,533            $ 5,613            $11,013            $11,163
Due after one year through five years ......             28,124             29,020             70,421             71,432
Due after five years through ten years .....             12,199             12,591             10,248             10,242
Due after ten years ........................             12,779             12,518                702                700
                                                        -------            -------            -------            -------
Total debt securities ......................             58,635             59,742             92,384             93,537
Equity securities ..........................                  0                  0              3,165              3,165
                                                        -------            -------            -------            -------
Total securities ...........................            $58,635            $59,742            $95,549            $96,702
                                                        =======            =======            =======            =======

Lexington State Bank owned stock in the Federal Home Loan Bank of Atlanta with book and market values of $3,165,000 and $2,477,000 at December 31, 2001 and 2000, respectively. This stock is included in equity securities and classified as available for sale.

A recap of the sales and maturities of held to maturity securities follows (In thousands):

                                                            Years Ended December 31
                                                     2001               2000               1999
                                                    -------            -------            ------

Proceeds from sales and maturities .....            $18,579            $10,879            $6,869
Gross realized gains ...................                  0                  0                 0
Gross realized losses ..................                  0                  0                 0

A recap of the sales and maturities of available for sale securities follows (In thousands):

                                                       Years Ended December 31
                                               2001               2000               1999
                                              -------            -------            -------

Proceeds from sales and maturities .....      $42,655            $99,592            $21,776
Gross realized gains ...................          541                187                  0
Gross realized losses ..................            0                  0                  0

Investment securities with amortized costs of $95,088,694 and $90,640,673 and market values of $97,405,629 and $91,028,150 as of December 31, 2001 and 2000,
respectively, were pledged to secure public deposits and for other purposes.

NOTE 4 - LOANS AND RESERVE FOR LOAN LOSSES

Loans are summarized as follows (In thousands):

                                                          December 31
                                                    2001                2000
                                                   --------            --------
Commercial, financial, and agricultural ....       $212,731            $172,058
Real estate-construction ...................         35,164              36,058
Real estate-mortgage .......................        271,375             267,735
Installment loans to individuals ...........         59,402              64,161
Lease financing ............................            535                 168
Other ......................................          9,157               8,885
                                                   --------            --------
Total loans, net of unearned income ........       $588,364            $549,065
                                                   ========            ========

Nonperforming assets are summarized as follows (In thousands):

                                                          December 31
                                                     2001              2000
                                                    ------            ------
Nonaccrual loans .......................            $  935            $   57
Restructured loans .....................               324               338
Loans past due 90 days or more .........             2,412             1,316
                                                    ------            ------
 Total nonperforming loans .............             3,671             1,711
Foreclosed real estate .................               880             1,273
                                                    ------            ------
 Total nonperforming assets ............            $4,551            $2,984
                                                    ======            ======

Impaired loans and related information are summarized in the following tables (In thousands):

                                                                         December 31
                                                           2001              2000             1999
                                                          ------            ------            ------
Loans specifically identified as impaired ....            $6,033            $5,199            $3,740
                                                          ======            ======            ======
Allowance for loan losses associated with
  impaired loans .............................            $1,056            $  893            $  586
                                                          ======            ======            ======

                                                                        Years Ended December 31
                                                                   2001             2000               1999
                                                                  ------            ------            ------
Average balances of impaired loans for the years .....            $5,133            $5,716            $3,839
                                                                  ======            ======            ======
Interest income recorded for impaired loans ..........            $  371            $  432            $  356
                                                                  ======            ======            ======

An analysis of the changes in the reserve for loan losses follows (In thousands):

                                                                      Years Ended December 31
                                                              2001                2000                1999
                                                             -------             -------             -------
Balances at beginning of years ..................            $ 5,959             $ 5,246             $ 5,048
Provision for loan losses .......................              1,862               2,550                 780
Recoveries of amounts previously charged off ....                511                 209                 166
Loans charged off ...............................             (1,892)             (2,046)               (748)
                                                             -------             -------             -------
Balances at end of years ........................            $ 6,440             $ 5,959             $ 5,246
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

At December 31, 2001, Bancshares had no significant commitments to loan additional funds to the borrowers of impaired loans.

NOTE 5 - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment (In thousands):

                                                                         December 31
                                                                    2001              2000
                                                                  -------            -------
Land .................................................            $ 2,598            $ 2,574
Buildings ............................................              8,907              8,687
Equipment ............................................             11,438              9,963
Other ................................................                  0                 14
Leasehold improvements ...............................                704                704
                                                                  -------            -------
Total costs ..........................................             23,647             21,942
Less, accumulated depreciation and amortization ......             11,606             10,333
                                                                  -------            -------
 Total ...............................................            $12,041            $11,609
                                                                  =======            =======

NOTE 6 - TIME DEPOSITS AND SHORT-TERM BORROWED FUNDS

The scheduled maturities of time deposits at December 31, 2001 were as follows (In thousands):

         Year                        Amount
         ----                       ---------
         2002                       $216,813
         2003                         16,670
         2004                         14,677
                                    --------
                                    $248,160
                                    ========

Short-term borrowed funds outstanding consisted of securities sold under agreements to repurchase. These short-term borrowings by the Bank are collateralized by U.S. Treasury and other U.S. Government agency obligations with amortized cost of $7,997,906 and market value of $8,189,063 at December 31, 2001. The securities collateralizing the short-term borrowings have been delivered to a third party custodian for safekeeping. The following table presents certain information for securities sold under agreements to repurchase (In thousands):

                                                       2001               2000                1999
                                                      ------             -------             ------
Balances at December 31 ..................            $3,177             $ 3,002             $1,299
                                                      ======             =======             ======
Average daily balances outstanding
 during the years ........................            $3,424             $17,367             $3,852
                                                      ======             =======             ======
Average interest rates paid during
 the years ...............................              4.93%               5.81%              4.01%
                                                      ======             =======             ======

NOTE 7 - BORROWINGS

The Bank has established a secured credit availability with the Federal Home Loan Bank at fourteen percent of Lexington State Bank's total assets. The credit availability at year end was approximately $116,650,047. At December 31, 2001 and 2000 the outstanding balances under this arrangement were $63,300,000 and $40,450,000, respectively. For 2001 and 2000, the effective interest rates incurred were 5.06% and 6.09%, respectively.

Maturities are as follows (In thousands):

            Year                     Amount
            ----                     ------
            2002                    $   300
            2003                      5,000
            2004                     10,000
            2005                     10,000
            2006                     10,000
         Thereafter                  28,000
                                    -------
                                    $63,300
                                    =======

Borrowings under this line of credit are secured by the Bank's stock in the Federal Home Loan Bank of Atlanta and a blanket floating lien on certain qualifying one-to-four family mortgage loans.

The bank has obtained a $10,000,000 irrevocable letter of credit which expires on August 11, 2010. This letter of credit was issued by the Federal Home Loan Bank of Atlanta in favor of the State of North Carolina to secure public deposits.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon or fully utilized, the total commitment amounts do not necessarily represent future cash requirements. Collateral, if deemed necessary, is determined on a case-by-case basis and is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. Unfunded commitments to extend credit were $50,792,000 at December 31, 2001.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates and may require payment of a fee. The credit risk involved is essentially the same as that involved in extending loan commitments to customers. The Bank's policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. Standby letters of credit totaled $4,818,000 at December 31, 2001.

The Bank and Peoples together grant commercial, installment and mortgage loans to customers throughout their service area. The Bank and Peoples have a diversified loan portfolio with no specific concentration of credit risk. The Bank has a concentration of credit risk by maintaining cash balances with other banks which are $25,097,879 in excess of Federal Deposit Insurance limits and has federal funds sold of $37,710,000 at December 31, 2001.

Neither Bancshares nor any of its subsidiaries are involved in any legal proceedings that would have a materially adverse effect on their financial condition or results of operations.

NOTE 9 - SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following is an analysis of items in other operating income and other operating expenses as shown on the Consolidated Statements of Income (In thousands):

                                                      Years Ended December 31
                                                     2001       2000       1999
                                                    ------     ------     ------
Other operating income:
 Bankcard income ..............................     $1,545     $1,510     $1,197
 Fee income ...................................      1,045        928        802
 Financial services commissions ...............        604        896        605
 Insurance commissions ........................        168        149        214
 Trust income .................................        598        538        532
 Other income .................................        257         94        393
                                                    ------     ------     ------
                                                    $4,217     $4,115     $3,743
                                                    ======     ======     ======
Other operating expenses:
 Advertising ..................................     $  443     $  385     $  410
 Automated services ...........................      1,687      1,639      1,449
 Bankcard expense .............................      1,164      1,132        975
 FDIC assessments .............................        123        125         66
 Legal and professional fees ..................      1,241        902      1,138
 Postage ......................................        639        544        547
 Stationery, printing and supplies ............        854        815        762
 Other expenses ...............................      3,336      2,653      2,812
                                                    ------     ------     ------
                                                    $9,487     $8,195     $8,159
                                                    ======     ======     ======

NOTE 10 - INCOME TAXES

The components of income tax expense (benefits) are as follows (In thousands):

                                                      Years Ended December 31
                                                     2001       2000       1999
                                                    ------     ------     ------
Current .......................................     $4,068     $3,664     $3,941
                                                    ------     ------     ------
Deferred:
 Reserve for loan losses ......................        186        427        224
 Depreciation .................................         43         49        (24)
 Pension ......................................         15        (92)      (120)
 Deferred compensation ........................         20        (90)        88
 Deferred income ..............................         59        (54)      (200)
 Other ........................................         30         15         18
                                                    ------     ------     ------
 Subtotal .....................................        353        255        (14)
                                                    ------     ------     ------
  Total .......................................     $4,421     $3,919     $3,927
                                                    ======     ======     ======

A reconciliation of the federal statutory tax rate to the effective tax rate follows:

                                                      Years Ended December 31
                                                     2001       2000       1999
                                                    ------     ------     ------
Federal statutory tax rate ....................      34.0%      34.0%      34.0%
Tax exempt interest income ....................      (4.8)      (5.2)      (5.6)
Nonqualified options exercised ................       (.1)       (.8)      (1.9)
Disallowed interest expense ...................        .7         .8         .7
State taxes, net of federal tax
   benefit ....................................       2.2        1.6        1.9
Other .........................................        .6         .4         .2
                                                     ----       ----       ----
Effective tax rate ............................      32.6%      30.8%      29.3%
                                                     ====       ====       ====

The components of the net deferred tax asset follow (In thousands):

                                                       December 31
                                                     2001        2000
                                                    ------      ------
Unrealized gain on securities
 available for sale ...........................     $ (445)     $  (12)
Reserve for loan losses .......................      2,483       2,297
Depreciation ..................................       (396)       (439)
Pension .......................................       (389)       (404)
Deferred compensation .........................        475         455
Deferred income ...............................       (937)       (996)
Other .........................................        179         149
                                                    ------      ------
Subtotal ......................................        970       1,050
Valuation allowance ...........................          0           0
                                                    ------      ------
 Total ........................................     $  970      $1,050
                                                    ======      ======

NOTE 11 - RELATED PARTY TRANSACTIONS

The Bank had loans outstanding to executive officers and Directors and their affiliated companies of approximately $10,001,000 and $6,318,000 at December 31, 2001 and 2000, respectively. An analysis of the activity with respect to such aggregate loans to related parties is as follows (In thousands):

Balance at January 1, 2001 .................................     $ 6,318
New loans during the year ..................................       5,519
Repayments during the year .................................      (1,836)
                                                                 -------
Balance at December 31, 2001 ...............................     $10,001
                                                                 =======

NOTE 12 - MORTGAGE SERVICING RIGHTS

Bancshares acquires mortgage servicing rights through the origination of mortgage loans and sells those loans with servicing rights retained. The total cost of the mortgage loans is allocated to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Mortgage servicing fees are recorded on an accrual basis. Mortgage servicing rights are amortized over the life of the related mortgages, in proportion to estimated net servicing income. An appropriate carrying value of the unamortized balance of such mortgage servicing rights is based principally on a disaggregated, discounted cash flow method. The loans and associated servicing rights are segmented by risk characteristic to include loan type, investor, and interest rate. An appropriate carrying value of the unamortized deferred excess servicing fee balance is based principally on an aggregated discounted method. If the carrying values exceed fair values, the differences are treated as a loss on sale of mortgages.

The following table summarizes information about mortgage servicing rights (In thousands):
                                Years Ended December 31
                                  2001   2000   1999

Balances at beginning of years ................     $   348      $   367      $   305
Mortgage servicing rights originated ..........          79          100          191
Amortization of rights ........................        (138)        (119)        (129)
                                                    -------      -------      -------
Balances at end of years ......................     $   289      $   348      $   367
                                                    =======      =======      =======
Total loans serviced at end of years ..........     $70,827      $81,430      $79,414
                                                    =======      =======      =======

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

Deposit Liabilities
   The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at December 31, 2001. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Commitments to Extend Credit and Standby Letters of Credit
   The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.

The estimated fair values of Bancshares' financial instruments are as follows (In thousands):

                                                                        December 31
                                                             2001                      2000
                                                    ----------------------     ----------------------
                                                    Carrying     Estimated     Carrying     Estimated
                                                     Amount      Fair Value     Amount      Fair Value
                                                    --------     ---------     --------     ---------
Financial assets:
 Cash and short term investments ..............     $ 73,628      $ 73,628     $104,228      $104,228
Investment securities .........................      155,337       156,444       125,332      126,061
Loans .........................................      588,364       647,297      549,065       538,085
 Less reserve for loan losses .................       (6,440)                    (5,959)
                                                    --------                   --------
 Net loans ....................................      581,924       647,297      543,106       538,085
Financial liabilities:
 Deposits .....................................      682,164       681,649      671,976       673,406
 Securities sold under agreements
  to repurchase ...............................        3,177         3,177        3,002         3,002
 Borrowings from Federal Home
  Loan Bank ...................................       63,300        64,721       40,450        40,781
Unrecognized financial instruments:
 Commitments to extend credit .................            0             0            0             0
 Standby letters of credit ....................           10            10           10            10

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

The following tables set forth the changes in the projected benefit obligations and the fair value of plan assets for the Bank's defined benefit pension plan and postretirement benefits provided for certain retired employees and the amounts recognized in the consolidated statements of condition at December 31:

                                                          Pension              Postretirement
                                                          Benefits                Benefits
                                                    --------------------      ----------------
                                                     2001         2000         2001       2000
                                                    -------      -------      -----      -----
Benefit Obligations
Balances, beginning of years ..................     $ 6,162      $ 5,364      $ 540      $ 619
Service cost ..................................         364          330         27         21
Interest cost .................................         484          428         48         39
Actuarial gain (loss) .........................         767          230        140       (108)
Participant contributions .....................           0            0          4          1
Benefits paid to
  participants ................................        (206)        (190)       (40)       (32)
                                                    -------      -------      -----      -----
Balances, end of years ........................     $ 7,571      $ 6,162      $ 719      $ 540
                                                    =======      =======      =====      =====

Plan Assets
Fair value, beginning of years ................     $ 6,531      $ 6,037      $   0      $   0
Actual return on assets .......................          33          108          0          0
Participant contributions .....................           0            0          4          1
Company contributions .........................         446          576         36         31
Benefits paid to participants .................        (206)        (190)       (40)       (32)
                                                    -------      -------      -----      -----
Fair value, end of years ......................     $ 6,804      $ 6,531      $   0      $   0
                                                    =======      =======      =====      =====

(Prepaid) Accrued Benefit Cost
Funded status .................................     $   767      $  (369)     $ 719      $ 540
Unrecognized net loss .........................      (2,196)      (1,000)      (215)       (82)
Unrecognized prior cost .......................          61           98          0          0
Unrecognized transition
   liability (asset) ..........................           0            8       (165)      (179)
                                                    -------      -------      -----      -----
(Prepaid) accrued benefit cost ................     $(1,368)     $(1,263)     $ 339      $ 279
                                                    =======      =======      =====      =====

Plan expenses for 2001, 2000 and 1999 were comprised of the following (In thousands):

Pension Benefits
                                                     2001       2000       1999
                                                    -----      -----      -----
Components of net periodic benefit cost:
  Service Cost ................................     $ 364      $ 330      $ 291
  Interest Cost ...............................       484        428        376
  Return on plan assets .......................      (500)      (469)      (405)
Amortization of unrecognized amounts:
  Transition asset ............................        (8)        (8)        (8)
  Prior service cost ..........................       (37)       (37)       (37)
  Net actuarial loss ..........................        38          3         21
                                                    -----      -----      -----
Plan expense ..................................     $ 341      $ 247      $ 238
                                                    =====      =====      =====


Postretirement Benefits
                                                     2001       2000       1999
                                                    -----      -----      -----
Components of net periodic benefit cost:
  Service Cost ................................     $  27      $  21      $  18
  Interest Cost ...............................        49         39         42
  Return on plan assets .......................         0          0          0
Amortization of unrecognized amounts:
  Transition liability ........................        14         14         17
  Prior service cost ..........................         0          0          0
  Net actuarial loss ..........................         6          2          6
                                                    -----      -----      -----
Plan expense ..................................     $  96      $  76      $  83
                                                    =====      =====      =====

For 2001, 2000 and 1999 the following weighted-average rates were used:

Pension Benefits
                                                     2001       2000       1999
                                                    -----      -----      -----
Discount rate on the benefit obligation .......      7.25%      7.75%      7.50%
Rate of expected return on plan assets ........      7.50       7.50       7.50
Rate of employee compensation increase ........      5.50       5.50       5.50


Pension Benefits
                                                     2001       2000       1999
                                                    -----      -----      -----
Postretirement Benefits

Discount rate on the benefit obligation .......      7.25%      8.00%      8.00%

For the postretirement benefit plan, the annual assumed rate of increase in health care cost for the plan is 8.0% for 2001 and 2000, and is assumed to decrease gradually to 4.5% in 2005 and remain at that level thereafter.

Assumed health care cost trend rates significantly impact reported amounts. The effect of a one-percentage-point change in assumed rates would alter the amounts of the benefits obligation and the sum of the service cost and interest cost components of postretirement benefit expense as follows for 2001 (In thousands):

                                                            One-percentage-point
                                                            ---------------------
                                                            Increase     Decrease
                                                            --------     --------
Effect on the postretirement benefit obligation ......        $191        $(162)
                                                              ====        =====
Effect on the sum of the service cost and
  interest cost components ...........................        $  9        $  (8)
                                                              ====        =====

The Bank and its subsidiaries have a defined contribution retirement plan covering substantially all employees with one year's service. Participating employees may contribute a percentage of their compensation to the plan, with the Bank and its subsidiaries matching a portion of the employee contribution. The Bank's matching contribution is invested in Bancshares common stock. Bancshares' stock held by the plan as of December 31, 2001 and 2000 were 92,647 shares and 75,028 shares, respectively. Total expense under this plan was $192,690, $213,713 and $182,370 for 2001, 2000 and 1999, respectively.

NOTE 15 - LEASES

The Bank is obligated under several lease agreements which expire in 2002 through 2010. The leased property is for land and building use. Rental payments under these leases amounted to $383,512, $359,624 and $336,723 for the years ended December 31, 2001, 2000 and 1999, respectively.
A summary of noncancelable lease commitments for the Bank follows (In thousands):

         Years Ended December 31           Lease Commitments
         -----------------------           -----------------
                 2002                           $  386
                 2003                              315
                 2004                              297
                 2005                              251
                 2006                              210
               Thereafter                          543
                                                ------
                                                $2,002
                                                ======

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

During 2000 and 1999, the corporation repurchased 57,283 shares and 361,498 shares, respectively, of common stock pursuant to share repurchase authorizations by the Board of Directors for up to 600,000 shares of common stock. No shares were repurchased under the plan during 2001.

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

Bancshares has a deferred compensation plan for its active directors. On January 1, 2001, the directors could elect to defer current compensation to a trust, which would then invest the deferred compensation in common stock of Bancshares. At December 31, 2001, the trust owned 55,016 shares of common stock with a cost of $878,770 and at December 31, 2000, the trust owned 49,073 shares of common stock with a cost of $796,646. These amounts are presented as a reduction of shareholders' equity.

Bancshares had four stock based compensation plans at December 31, 2001, accounted for under Accounting Principles Board Opinion Number 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards Number 123, Bancshares' net income and earnings per share would have been reduced to the following pro forma amounts:

                                                    Years Ended December 31
                                               2001          2000          1999
                                              ------        ------        ------
Net income            As reported             $9,152        $8,795        $9,480
(In thousands)        Pro forma                8,806         8,499         9,249

Basic earnings        As reported               1.08          1.04          1.11
per share             Pro forma                 1.04          1.01          1.08

Diluted earnings      As reported               1.08          1.03          1.09
per share             Pro forma                 1.04          1.00          1.06

To determine the above pro forma amounts, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model and the following weighted-average assumptions:

                                                      Years Ended December 31
                                                    2001        2000       1999
                                                    -----      -----      -----
Dividend yield ................................      4.00%      4.72%      3.00%
Risk-free interest rate .......................      3.50%      5.75%      6.38%
Expected stock volatility .....................     47.22%     41.18%     13.11%
Expected years until exercise .................      6.50       6.37       5.72

Bancshares has a 1986 Qualified Incentive Stock Option Plan which could have granted 468,750 shares of common stock to its key employees. The exercise price of each option was the market price of Bancshares' common stock on the date of the grant. Options vest in equal annual installments on each of the next five anniversaries of the date of grant and expire ten years from date of grant. No additional options were available for grant under the plan at December 31, 2001.

Bancshares has a 1989 Nonqualified Employee Stock Option Plan which could have granted 96,731 shares of common stock to key employees of a corporation acquired by Bancshares. The exercise price of each option was $7.75. All of the options were exercised and no additional options were available for grant under the plan at December 31, 2001.

Bancshares has a 1994 Nonqualified Stock Option Plan which may grant 156,250 shares of common stock to the Directors of Bancshares. The exercise price of each option is the market price of Bancshares' common stock on the date of grant. Options vest immediately and expire five years from the date of grant.

Bancshares has a 1996 Qualified Incentive Stock Option Plan which may grant 1,062,500 shares of common stock to its key employees. The exercise price of each option is the market price of Bancshares' common stock on the date of grant. Options vest in equal annual installments on each of the next five anniversaries of the date of grant and expire ten years from the date of grant.

Bancshares had warrants outstanding to purchase 27,159 shares of its common stock at December 31, 1999. These warrants were issued to organizers and founders of a corporation acquired by Bancshares, were immediately exercisable at $7.75 per share, and were all exercised during 2000.

The following table summarizes information about outstanding and exercisable stock options and warrants at December 31, 2001:

                     Weighted                 Weighted                  Weighted
     Range of         Average                  Average                   Average
     Exercise        Remaining    Number      Exercise      Number      Exercise
      Prices           Life     Outstanding    Prices     Exercisable    Prices
-----------------    ---------  -----------   --------    -----------   --------
$ 7.168 - $ 7.168       .36        34,764      $ 7.168       34,764      $ 7.168
  9.728 -   9.728      1.36        56,779        9.728       56,779        9.728
 11.063 -  12.040      3.73        59,607       11.532       56,107       11.518
 12.800 -  12.800      2.36        59,997       12.800       59,997       12.800
 13.000 -  13.000      4.39        40,937       13.000       40,937       13.000
 13.550 -  13.550      9.39        65,000       13.550            0          N/A
 14.250 -  15.063      7.30        70,000       14.911       27,000       14.668
 15.200 -  15.400      4.68        49,374       15.228       40,622       15.234
 20.000 -  20.000      6.70        61,875       20.000       29,625       20.000
 20.750 -  22.500      5.73        59,375       20.989       38,875       21.116
                                  -------                   -------
                                  557,708                   384,706
                                  =======                   =======

A summary of the status of Bancshares' stock based compensation plans as of December 31, 2001 and 2000 and changes during the years then ended is presented below:

                                                                2001                          2000
                                                       ----------------------         --------------------
                                                                     Weighted                     Weighted
                                                                      Average                      Average
                                                                     Exercise                     Exercise
                                                        Shares         Price           Shares       Price
                                                       -------       --------         -------     --------
Outstanding at beginning of years .............        500,165          $14           488,543        $14
Granted .......................................         75,625           14            65,625         15
Exercised .....................................         (9,022)           8           (47,189)         8
Cancelled .....................................         (9,060)          14            (6,814)        17
                                                       -------                        -------
Outstanding at end of years ...................        557,708           14           500,165         14
                                                       =======                        =======
Options exercisable at end of years ...........        384,706          $13           345,159        $13
                                                       =======                        =======

NOTE 17 - LSB BANCSHARES, INC. (PARENT COMPANY)

The parent company's condensed balance sheets as of December 31, 2001 and 2000, and the related condensed statements of income and cash flows for the years ended December 31, 2001, 2000 and 1999, are as follows (In thousands):

CONDENSED BALANCE SHEETS

                                                            December 31
                                                        2001           2000
                                                       -------        -------
Assets:
 Cash .........................................        $   552        $   422
 Investment in wholly-owned
  subsidiary ..................................         78,313         73,775
 Other assets .................................            663            823
                                                       -------        -------
  Total assets ................................        $79,528        $75,020
                                                       =======        =======
Liabilities and Shareholders' equity:
 Other liabilities ............................        $   894        $   797
 Shareholders' equity .........................         78,634         74,223
                                                       -------        -------
  Total liabilities and
   Shareholders' equity .......................        $79,528        $75,020
                                                       =======        =======

CONDENSED STATEMENTS OF INCOME

                                                      Years Ended December 31
                                                     2001       2000        1999
                                                    ------     ------     -------
Dividends from subsidiary .....................     $4,727     $5,482     $11,229
                                                    ------     ------     -------
Operating expense .............................        114        114         185
                                                    ------     ------     -------
Income before equity in earnings of
  subsidiary ..................................      4,613      5,368      11,044
Equity in earnings
  of subsidiary ...............................      4,539      3,427      (1,564)
                                                    ------     ------     -------
Net income ....................................     $9,152     $8,795     $ 9,480
                                                    ======     ======     =======

CONDENSED STATEMENTS OF CASH FLOWS

                                                         Years Ended December 31
                                                      2001         2000         1999
                                                    -------      -------      --------
Cash Flow From Operating
 Activities:
Net income ....................................     $ 9,152      $ 8,795      $  9,480
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Change in investment in wholly-
 owned subsidiary .............................      (4,539)      (3,427)        1,564
                                                    -------      -------      --------
Net cash provided by operating
 activities ...................................       4,613        5,368        11,044
                                                    -------      -------      --------
Cash Flow From Investing
 Activities:
(Increase) decrease in other assets ...........         160          232          (123)
                                                    -------      -------      --------
Cash Flow From Financing
 Activities:
Sale of capital stock .........................          68          388           715
Dividends paid ................................      (4,727)      (4,729)       (4,775)
Common stock acquired .........................         (81)      (1,550)       (6,866)
Increase in other liabilities .................          97          188            87
                                                    -------      -------      --------
Net cash used by financing
 activities ...................................      (4,643)      (5,703)      (10,839)
                                                    -------      -------      --------
Increase (decrease) in cash ...................         130         (103)           82
Cash at beginning of years ....................         422          525           443
                                                    -------      -------      --------
Cash at end of years ..........................     $   552      $   422      $    525
                                                    =======      =======      ========

STATEMENT OF MANAGEMENT RESPONSIBILITY

The management of LSB Bancshares, Inc. and subsidiaries is responsible for the preparation of the financial statements, related financial data and other information in this annual report. The financial statements are prepared in accordance with accounting principles generally accepted in the United States and include amounts that are based on management's estimates and judgment where appropriate. Other information in the annual report is consistent with that contained in the financial statements. In fulfilling its responsibility for the integrity and fairness of these statements and information, management relies on the accounting system and related internal controls that are designed to provide reasonable assurances that transactions are authorized and recorded in accordance with established procedures, assets are safeguarded, and proper and reliable records are maintained.

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

The financial statements have been audited by Turlington and Company, L.L.P., independent auditors, who render an independent, professional opinion on management's financial statements. Their report expresses an opinion as to the fairness of the financial position and results of operations of LSB Bancshares, Inc. and subsidiaries based on their audit conducted in accordance with auditing standards generally accepted in the United States.



LSB Bancshares, Inc.
January 31, 2002



INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
Shareholders LSB Bancshares, Inc.
Lexington, North Carolina

We have audited the accompanying consolidated balance sheets of LSB Bancshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSB Bancshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations, and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



Turlington and Company, L.L.P.
Lexington, North Carolina
January 31, 2002

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there- unto duly authorized on the 12th day of February, 2002.

LSB BANCSHARES, INC.

Registrant

Robert F. Lowe
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 12, 2002 by the following persons in the capacities indicated:

Robert F. Lowe
Chairman, President and Chief Executive Officer

Monty J. Oliver
Secretary and Treasurer
Chief Financial Officer

A majority of the Directors of the registrant, whose names appear on page 12.


EXECUTIVE OFFICERS OF THE REGISTRANT

Robert F. Lowe (59) Chairman, President and Chief Executive Officer and a Director of Bancshares and the Bank, joined the Bank in 1970 and was elected Vice President in 1973. He was elected Senior Vice President in 1980 and Executive Vice President of the Bank and Bancshares in 1982. In 1983, Mr. Lowe was elected a Director of Bancshares and the Bank. On January 1, 1984, he was elected President and Chief Executive Officer of Bancshares and the Bank, and on January 1, 1990, Mr. Lowe was elected Chairman of both Bancshares and the Bank. Mr. Lowe also serves as Chairman, President and a Director of Peoples Finance Company of Lexington, Inc., a subsidiary of the Bank and President and a Director of LSB Investment Services, Inc., a subsidiary of the Bank.

H. Franklin Sherron, Jr. (46), Vice President of Bancshares, joined the Bank in 1990 as Senior Vice President. He was elected Executive Vice President of the Bank in 1996. Mr. Sherron is also Vice President and a Director of Peoples Finance Company of Lexington, Inc., a subsidiary of the Bank, and Senior Vice President of LSB Investment Services, Inc., a subsidiary of the Bank.

Monty J. Oliver (60), Secretary and Treasurer of Bancshares, joined the Bank as Vice President in 1978. He was elected Cashier of the Bank in 1980; and in 1986, he was elected Senior Vice President of the Bank and in 1996 elected Executive Vice President. Mr. Oliver is also Secretary and a Director of Peoples Finance Company of Lexington, Inc., a subsidiary of the Bank, and Secretary and Assistant Treasurer of LSB Investment Services, Inc., a subsidiary of the Bank.

ADVISORY BOARD MEMBERS OF LEXINGTON STATE BANK

CLEMMONS                         DALE R. PINILIS                  JUDY H. HARTMAN                   RICHARD E. STOVER
--------                         President, Winston-Salem         Developer; Corporate Secretary,   Attorney, Stover & Bennett
                                 Speedway, Inc.                   Forsyth Water and Sewer
OLLIE H. CHERRY                                                   Construction, Inc.                JOHN F. WATTS
Owner, Cherrie's Cafe            ROBERT S. SIMON                                                    Owner, Watts Realty, Inc.
                                 President, Windsor Jewelers,     THOMAS E. HEDRICK, JR.
C. FRANK GAMBLE                  Inc.                             President, TJ's Construction      JOHN H. WATTS
Retired Mortgage Banker                                           Company                           Retired General
                                 B. H. WILLIAMS                                                     Superintendent, A. Watts, Inc.
JACK H. HIGGINS                  President, Mari-Lu               THOM C. HEGE                      (general contractor)
Retired General Partner,         Enterprises, Inc.                Owner, Robana Farms
Bingham Lumber Company                                                                              THOMASVILLE
                                 STEVEN L. SEXTON                 BARBARA B. LEONARD, ED.D
GEORGE E. WILSON                 President, Sexton Construction   Associate Professor, High         RICK T. BATTEN
Real Estate Agent, Vision        Company Inc.                     Point University, Vice            President, Black Lumber
Properties                                                        Chairman of Trustees, Davidson    Company
                                 HIGH POINT                       County Community College
FORSYTH COUNTY                                                                                      HOLLIS S. BLAIR
                                 ROBERT A. BRINSON                PATRICIA S. PATTERSON             President, Elliot Florist &
ANN B. ADAMS                     Attorney, Roberson, Haworth &    Secretary-Treasurer, Patterson    Greenhouse, Inc.
President, The Golden Apple,     Reese, PLLC                      Textiles
Inc.                                                                                                JOE W. CARROLL
                                 H. BARRETT CHEEK, M.D.           HERBERT A. SNYDER                 Senior Vice President & City
J. DAVID BRANCH, M.D.            Physician, Carolina Cardiology   Owner, Snyder's Fuel Oil          Executive- Thomasville,
Ophthalmologist                  Associates                       Service; Part-Owner, Snyder,      Lexington State Bank
                                                                  Snyder and Associates
ROBERT C. CLARK                  ROBERT E. LINEBACK, JR.                                            GABRIELLE K. CAUSBY
President, Fiber & Textile       Senior Vice President & City     GREGORY S. THEILER                President and CEO, Thomasville
Services, Inc.                   Executive - High Point,          President, DCH Construction       Medical Center
                                 Lexington State Bank             Company, Inc.
NICHOLAS A. DAVES                                                                                   JOSEPH R. HEDGPETH, M.D.
Senior Vice President & Area     RICHARD L. ORR, JR., M.D.        STOKES COUNTY                     Retired Physician, Thomasville
Executive-Forsyth & Stokes       Physician, Cornerstone Medical                                     Ob-Gyn Associates, P. A.
Counties, Lexington State Bank   Associates                       JAMES R. BURROW
                                                                  Retired, Burrow Surveying and     JAMES E. HUNTER, M.D.
EUNICE M. DUDLEY                 WILLIAM E. PRICE, JR.            Mapping Company                   Physician, Thomasville Medical
Chief Financial Officer,         Owner/Realtor, Ed Price &                                          Associates, Inc.
Dudley Products, Inc.            Associates, Realtors             LEWIS N. CARROLL
                                                                  Owner, Carroll Signs &            HUBERT M. LEONARD
DAVID W. GOOGE                   DONALD A. SCARBOROUGH, ED.D.     Advertising                       Mayor of Thomasville
Owner, Googe Financial           Vice President of External
Services                         Relations, High Point            W. FRANK FOWLER, DDS              ROBERT C. LEONARD
                                 University                       Retired Dentist                   President & Owner, Cranford
GLEN D. HART                                                                                        Silk Screen Process, Inc.
Owner, Hart Properties           JOHN W. THOMAS, III              DAVID C. HUNSUCKER
                                 President & CEO, Thomas Built    Owner, Dave's BP, Inc.            KEVIN C. YATES
DONALD G. HAVER                  Buses                                                              President, Carolina Veneer of
Retired Vice President-                                           EUGENE A. LYONS                   Thomasville, Inc.
Community Affairs, R. J.         NORTH DAVIDSON                   Retired Principal, North
Reynolds Tobacco Company                                          Stokes High School
                                 JUDY Z. BUTLER
LEWIS E. HUBBARD, SR.            Manager & Hygienist, Wallace     PATSY R. MABE
President, Hubbard Realty of     B. Butler, DDS Director,         Former Danbury Banker
Winston-Salem, Inc.              Lexington Memorial Hospital
                                 Foundation                       HERSCHEL A. REDDING
CALVERT B. JEFFERS, JR., DVM                                      President, Redding
Veterinarian, Boulevard Animal                                    Construction Services, LLC
Hospital

SANDRA K. MITCHELL
President, Utility Auditing,
Inc.


OFFICERS OF LEXINGTON STATE BANK


ROBERT F. LOWE                   ROBIN A. HUNEYCUTT               KEARNEY H. ANDREWS                KATHRYN C. OAKLEY
Chairman, President & Chief      Senior Vice President &          Vice President, Marketing         Vice President, Human
Executive Officer                Secretary                                                          Resources
                                                                  H. KENT BECK
H. FRANKLIN SHERRON, JR.         E. WARREN MACKINSTRY             Vice President, Mortgage Loans    REBECCA J. PEOPLES
Executive Vice President &       Senior Vice President,                                             Vice President, Branch
Chief Operations Officer         Commercial Loans                 LYNN B. COLLINS                   Administration
                                                                  Vice President, Operations
MONTY J. OLIVER                  CHARLES N. REYNOLDS                                                THOMAS B. PHELPS
Executive Vice President,        Senior Vice President, Credit    JOHN R. CRANOR                    Vice President, Commercial
Chief Financial Officer &        Administration                   Vice President, Information       Loans
Cashier                                                           Systems
                                 KATHY V. RICHARDSON                                                SHIRLEY V. PUTNAM
CORETTA J. BIGELOW               Senior Vice President, Branch    DEBBIE C. FANARY                  Vice President & Assistant
Senior Vice President, Credit    Administration                   Vice President, Mortgage Loans    Secretary, Mortgage Operations
Administration
                                 D. GERALD SINK                   DAREN C. FULLER                   JOSEPH T. WALLACE
CRAIG L. CALL                    Senior Vice President,           Vice President, Credit            Vice President & Security,
Senior Vice President,           Operations                       Administration                    Compliance & CRA Officer
Corporate Accounting
                                 RONALD W. SINK                   DONNA G. HENCH                    STEPHEN V. WEEKS
RONALD E. COLEMAN                Senior Vice President, Human     Vice President & Auditor          Vice President, Consumer Loans
Senior Vice President, Senior    Resources
Credit Administrator                                              BRENDA M. HOUSER                  JACQUES S. YOUNGBLOOD
                                 W. EARL SNIPES                   Vice President & Trust Officer    Vice President, Information
R. CLARK DILLON                  Senior Vice President,                                             Systems
Senior Vice President & Trust    Commercial Loans                 P. WAYNE KIMBRELL, JR.
Officer                                                           Vice President, Revolving &       THOMAS J. BEIGHLEY
                                 EDWARD C. SOPP                   Consumer Credit                   Assistant Vice President,
PHILIP G. GIBSON                 Senior Vice President,                                             BankCard
Senior Vice President,           Commercial Loans                 B. EUGENE KLUMP
Mortgage Loans                                                    Vice President                    JEAN P. GOOCH
                                 PAMELA J. VARELA                                                   Assistant Vice President,
                                 Senior Vice President,                                             Corporate Accounting
                                 Marketing

GERALDINE J. HAND                KAREN M. WUTTKE                  KATHY L. JOHNSON                  LISA H. SINK
Assistant Vice President,        Assistant Vice President         Loan Operations Officer &         Banking Officer & Assistant
Operations                                                        Assistant Secretary               Secretary
                                 TENA C. YOUNTZ
RYAN S. JENKINS                  Assistant Vice President         TEDDY L. JONES                    FAYE C. STAFFORD
Assistant Vice President,                                         Assistant Secretary               Banking Officer
Commercial Loans                 JENITHA A. BRACKETT
                                 Banking Officer                  MARTHA Y. LEONARD                 SALLY C. THOMASON
SHERRILL B. JONES                                                 Banking Officer                   Banking Officer
Assistant Vice President,        ALICE C. CARTRETTE
Operations                       Banking Officer                  TRACY M. LEONARD                  RODNEY E. WALSER
                                                                  Banking Officer                   Banking Officer
A. MICHELLE MOORE                ROBIN B. CECIL
Assistant Vice President         Banking Officer                  CATHY B. MARION
                                                                  Assistant Compliance Officer &
LEWIS N. TERRELL                 WENDY D. CLODFELTER              Assistant Security Officer
Assistant Vice President,        Banking Officer
Consumer Loans                                                    CINDY L. NORMAN
                                 DAVINAN R. DAGENHARDT            Banking Officer
KIMBERLY M. WEHRLE               Mortgage Banking Officer
Assistant Vice President &                                        GINGER H. RICHARDSON
Assistant Secretary              DORIS M. GRIFFIN                 Mortgage Banking Officer
                                 Banking Officer
CATHY F. WILKERSON
Assistant Vice President,
Branch Operations


OFFICES OF LEXINGTON STATE BANK AND SUBSIDIARIES


DAVIDSON COUNTY                  BRENT B. BRIDGES                 SHERRI B. BOWMAN                  MICHAEL D. JOHNSON
                                 Vice President, Commercial       Banking Officer                   Assistant Vice President,
ARCADIA OFFICE                   Loans                                                              Mortgage Loans
                                                                  KERNERSVILLE OFFICE
JANET B. YATES                   ROY A. HYDE                                                        ALLISON W. THOMASON
Vice President                   Vice President                   MARGARET N. BERKEBILE             Banking Officer & Assistant
                                                                  Vice President                    Secretary
SHARON C. PIERCE                 KAREN M. BOHNER
Assistant Vice President         Assistant Vice President         ANDREA P. PIERCE                  GUILFORD COUNTY HIGH POINT
                                                                  Banking Officer                   OFFICE
LEXINGTON LOAN CENTER            THOMASVILLE PIEDMONT
                                 RETIREMENT CENTER OFFICE         RURAL HALL OFFICE                 ROBERT E. LINEBACK, JR.
JIM D. THOMASON                                                                                     Senior Vice President & City
Vice President                   DAVIDA L. BECK                   LOLA R. FRY                       Executive
                                 Banking Officer                  Assistant Vice President
TAMARA M. HUNT                                                                                      SUSAN B. YOKELEY
Office Manager & Assistant       THOMASVILLE RANDOLPH STREET      ROBIN S. HORN                     Banking Officer
Secretary                        OFFICE                           Assistant Branch Officer
                                                                                                    STOKES COUNTY DANBURY OFFICE
MIDWAY OFFICE                    JOYCE A. OVERSTREET              WALKERTOWN OFFICE
                                 Assistant Vice President                                           PATRICIA A. MCCOY
WENDY L. NORRIS                                                   CARLA W. HOOKER                   Banking Officer
Vice President                   SHERYL P. LAMBETH                Assistant Vice President
                                 Banking Officer                                                    KING OFFICE
DEBBIE W. OVERBY                                                  PAMELA B. TUTTLE
Assistant Vice President,        D. THOMAS NANCE                  Assistant Vice President          R. STANLEY SOUTHERN
Mortgage Loans                   Mortgage Banking Officer                                           Vice President & City
                                                                  WYTHENE C. PALMER                 Executive
ROBIN G. CRUTCHFIELD             WALLBURG OFFICE                  Banking Officer
Banking Officer                                                                                     KENT L. TEAGUE
                                 GINGER FRITTS-TYSINGER           WINSTON-SALEM SHERWOOD            Vice President, Commercial
PENNY S. EVERHART                Assistant Vice President         PLAZA OFFICE                      Loans
Banking Officer
                                 ANN B. WARREN                    LINDA H. MAYNARD                  ARTHUR A. SMITH
NORTH LEXINGTON OFFICE           Assistant Vice President         Assistant Vice President          Assistant Vice President

PATTIE S. BAYLIFF                WELCOME OFFICE                   WINSTON-SALEM STRATFORD ROAD      J. DEREK EDWARDS
Banking Officer                                                   OFFICE                            Mortgage Loan Officer
                                 MARY SUE STALLINGS
SOUTH LEXINGTON OFFICE           Vice President                   NICHOLAS A. DAVES                 PAM L. BOLES
                                                                  Senior Vice President & Area      Assistant Secretary
NANCY S. SEAFORD                 RUBY D. MORRIS                   Executive, Forsyth & Stokes
Vice President                   Assistant Vice President         Counties                          LSB INVESTMENT SERVICES,INC.

RANDALL C. BULLIN                ELIZABETH J. KOLOSHINSKY         SUZANNE J. BULLOTTA               PATRICIA A. ROZANSKI
Assistant Vice President,        Banking Officer                  Senior Vice President,            Vice President & Program
Mortgage Loans                                                    Commercial Loans                  Manager, Winston-Salem Office
                                 WEST SIDE OFFICE
SOUTH MAIN STREET OFFICE                                          M. JACK SMITH                     PEOPLES FINANCE COMPANY OF
                                 SHEILA A. SLAYDON                Senior Vice President,            LEXINGTON, INC.
DENISE B. HALTOM                 Assistant Vice President         Commercial Loans
Office Manager                                                                                      KEITH O. FRAZIER
                                 AMY J. NANCE                     E. HILDRETH CASSELL               Vice President, Lexington
TALBERT BOULEVARD OFFICE         Assistant Branch Officer         Vice President, Commercial        Office
                                                                  Loans
REBEKAH C. TUCKER                FORSYTH COUNTY CLEMMONS OFFICE                                     DANNY G. SPURRIER
Assistant Vice President                                          WANDA S. MERSCHEL                 Branch Officer, Lexington
                                 REVETA J. GUNNELL                Vice President & Assistant        Office
THOMASVILLE NATIONAL HIGHWAY     Vice President & City            Secretary
OFFICE                           Executive                                                          CHRISTOPHER L. MICKEY
                                                                  EDWARD A. POTTS, JR.              Branch Officer, King Office
JOE W. CARROLL                   JOSEPH E. YAROZEWSKI             Vice President, Mortgage Loans
Senior Vice President & City     Assistant Vice President,
Executive, Thomasville Offices   Commercial Loans                 BETTY R. HARTMAN
                                                                  Assistant Vice President &
                                                                  Assistant Secretary

DIVIDEND REINVESTMENT

Registered holders of LSB Bancshares, Inc. common stock are eligible to participate in the Corporation's Dividend Reinvestment and Stock Purchase Plan, a convenient and eco- nomical way to acquire additional shares of Bancshares common stock by reinvesting divi- dends without the payment of service charges or brokerage fees. For further information, contact Bancshares' Corporate Office.


STOCK LISTING (LXBK)

The common stock of LSB Bancshares, Inc. is traded on the Nasdaq National Market((R)) and is quoted electronically through the National Association of Securities Dealers Automated Quotations System (NASDAQ/NMS) under the symbol LXBK.


TRANSFER AGENT AND REGISTRAR

EquiServe Trust Company, N.A.
P.O.Box 43012
Providence, Rhode Island 02940-3010
800/633-4236
www.equiserve.com


FINANCIAL INQUIRIES

Analysts and investors seeking financial information about LSB Bancshares, Inc. should contact Monty J. Oliver, Executive Vice President & Chief Financial Officer, at the address or telephone number listed on the back cover. Shareholders needing information concerning transfer requirements, lost certificates and changes of address should contact Bancshares' transfer agent or Bancshares' Corporate Office.


EQUAL OPPORTUNITY EMPLOYER

LSB Banchshares, Inc. is an equal opportunity employer. All matters regarding recruiting, hiring, training, compensation, benefits, promotions, transfers and all other personnel policies will remain free from discriminatory practices.


STOCKAND DIVIDEND INFORMATION

LSB Bancshares, Inc.'s common stock is traded on the NASDAQ National Market under the symbol LXBK. The following table shows the high, low and closing sales prices reported on the NASDAQ National Market and cash dividends declared per share for the indicated periods.

                                                       Prices                   Cash
                                            ----------------------------   Dividends
2001                                          High        Low      Close    Declared
------------------------------------------------------------------------------------
First Quarter .........................     $15.50     $10.75     $12.00         .14
Second Quarter ........................      14.50      11.75      13.77         .14
Third Quarter .........................      15.00      12.00      13.00         .14
Fourth Quarter ........................      15.75      11.28      12.85         .14


2000
------------------------------------------------------------------------------------
First Quarter .........................     $16.63     $12.75     $14.00         .14
Second Quarter ........................      15.75      12.06      12.25         .14
Third Quarter .........................      14.00      11.88      11.88         .14
Fourth Quarter ........................      13.64      10.38      11.13         .14

The following firms make a market in LSB Bancshares' common stock:

Sun Trust Capital Markets, Inc.
Spear, Leeds & Kellogg
BB&T Investment Services
Morgan Keegan & Co., Inc.
Moors & Cabot, Inc.
Midwest Research First Tennessee
Legg Mason Wood Walker, Inc.
Sherwood Securities Corp.
Friedman Billings Ramsey & Co.
Keffe, Bruyette & Woods, Inc.


ANNUAL MEETING

The Annual Meeting of Shareholders of LSB
Bancshares, Inc. will be held at 10:00 a.m., Wednesday, April 17, 2002 at One LSB Plaza, 5th floor, Lexington. There will be a luncheon following the meeting at 12:30 p.m. at the J. Smith Young
YMCA located at 119 West Third Avenue,
Lexington. All shareholders are cordially invited to attend.


ANNUAL DISCLOSURE STATEMENT

This statement has not been reviewed for accuracy or relevance by the Federal Deposit Insurance Corporation.

BOARD OF DIRECTORS

Executive Committee, seated, left to right: Robert B. Smith, Jr.; Burr W. Sullivan; Robert F. Lowe, Chairman of the Board, President & Chief Executive Officer; David A. Smith and; Julius S. Young, Jr.

Directors, standing, left to right: Margaret Lee W. Crowell, Emeritus; Walter A. Hill, Sr.; Roberts E. Timberlake; Russell J. Gabrielson, Emeritus; Dothan D. Reece, Emeritus; Samuel R. Harris; L. Klynt Ripple, Emeritus; Archie M. Sink, Emeritus; Lloyd G. Walter, Jr.; Marvin D. Gentry; Michael S. Albert; L. Ardell Lanier, Emeritus; Leonard H. Beck; Archie L. Hodges, Emeritus; Peggy B. Barnhardt; A. Lonnie Davis, Emeritus and; Sue H.Hunter

Michael S. Albert                Walter A. Hill, Sr.              David A. Smith                    Julius S. Young, Jr.
President, CEO and Director of   President, Hill Oil Company,     Owner, Red Acres Dairy Farm       President, Jay Young
Billings Freight Systems,        Inc.; Vice President and                                           Management, Inc., (asset
Inc.; Treasurer of Cargo         Secretary, NorthCo, Inc.         Robert B. Smith, Jr.              management)
Carriers, Inc.; Vice President   (construction development)       Attorney, Smith and Gamblin
of Metro Motor Express, Inc.                                      PLLC                              DIRECTORS EMERITI
                                 Sue H. Hunter
Peggy B. Barnhardt               President and co-owner of        Burr W. Sullivan                  Margaret Lee W. Crowell
Retired since 1996; former       Thomasville Emporium; Vice       President, Dorsett Printing       A. Lonnie Davis
Deputy Superintendent,           President of Side Street Cafe;   and Lithograph Corporation        Russell J. Gabrielson
Davidson County Schools          former Davidson County                                             Archie L. Hodges
                                 Commissioner & Vice              Roberts E. Timberlake             L. Ardell Lanier
Leonard H. Beck                  Chairperson; Member, City        Artist/Designer; Chairman,        Dothan D. Reece
President, Green Printing        Council, Thomasville, North      President and CEO of Bob          L. Klynt Ripple
Company                          Carolina                         Timberlake, Inc.                  Archie M. Sink

Marvin D. Gentry                 Robert F. Lowe                   Lloyd G. Walter, Jr., FAIA
Retired; former President and    Chairman, President and CEO of   Architect; sole proprietor
CEO of The New Fortis            Bancshares, the Bank and         d/b/a LGW Consulting; former
Corporation, a wholly-owned      Peoples Finance Company of       CEO and Principal of Walter,
subsidiary of K. Hovnanian       Lexington, Inc., a subsidiary    Robbs, Callahan & Pierce
Enterprises                      of the Bank; President and a     Architects, P.C.
                                 director of LSB Investment
Samuel R. Harris, M.D.           Services, Inc., a subsidiary
Physician, The Women's Center    of the Bank
of Lexington


OFFICERS OF LSB BANCSHARES, INC.

Robert F. Lowe                   H. Franklin Sherron, Jr.         Monty J. Oliver                   Robin A. Huneycutt
Chairman, President & Chief      Vice President                   Secretary & Treasurer             Assistant Secretary
Executive Officer

                                    [PHOTO]

OFFICERS OF LEXINGTON STATE BANK

Robert F. Lowe
Chairman, President & Chief Executive Officer

H. Franklin Sherron, Jr.
Executive Vice President & Chief Operating Officer

Monty J. Oliver
Executive Vice President, Chief Financial Officer & Cashier

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 LSB BANCSHARES, INC.


Date: February 12, 2002                     By  /s/ ROBERT F. LOWE
                                                ---------------------------
                                                 Robert F. Lowe, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                       CAPACITY                         DATE

/s/ ROBERT F. LOWE
--------------------------,     President and Director         February 12, 2002
Robert F. Lowe                 (Principal Executive Officer)

/s/ MONTY J. OLIVER
--------------------------,     Secretary and Treasurer        February 12, 2002
Monty J. Oliver                (Principal Financial Officer)

/s/ MICHAEL S. ALBERT
--------------------------,     Director                       February 12, 2002
Michael S. Albert

/s/ PEGGY B. BARNHARDT
--------------------------,     Director                       February 12, 2002
Peggy B. Barnhardt

/s/ LEONARD H. BECK
--------------------------,     Director                       February 12, 2002
Leonard H. Beck

/s/ MARVIN D. GENTRY
--------------------------,     Director                       February 12, 2002
Marvin D. Gentry

/s/ SAMUEL R. HARRIS
--------------------------,     Director                       February 12, 2002
Samuel R. Harris

/s/ WALTER A. HILL, SR.
--------------------------,     Director                       February 12, 2002
Walter A. Hill, Sr.

/s/ SUE H. HUNTER
--------------------------,     Director                       February 12, 2002
Sue H. Hunter

/s/ DAVID A. SMITH
--------------------------,     Director                       February 12, 2002
David A. Smith

/s/ ROBERT B. SMITH, JR.
--------------------------,     Director                       February 12, 2002
Robert B. Smith, Jr.

/s/ BURR W. SULLIVAN
--------------------------,     Director                       February 12, 2002
Burr W. Sullivan

/s/ ROBERTS E. TIMBERLAKE
--------------------------,     Director                       February 12, 2002
Roberts E. Timberlake

/s/ LLOYD G. WALTER, JR.
--------------------------,     Director                       February 12, 2002
Lloyd G. Walter, Jr.

/s/ JULIUS S. YOUNG, JR.
--------------------------,     Director                       February 12, 2002
Julius S. Young, Jr.