Form 10-Q
period 2002-03-31
LSB BANCSHARES INC /NC/
filed 2002-05-09
CIK 714530

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                   to
                               -----------------    ----------------


                         Commission file number 0-11448


                              LSB BANCSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          North Carolina                                         56-1348147
          --------------                                         ----------
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

                                 (336) 248-6500
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes [X]  No [ ]




LSB Bancshares, Inc. has 8,448,331 shares of common stock outstanding as of April 30, 2002.

                              LSB BANCSHARES, INC.

                                    FORM 10-Q

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         March 31, 2002 and 2001, December 31, 2001

         Consolidated Statements of Income
         Three Months Ended March 31, 2002 and 2001

         Consolidated Statements of Changes in Shareholders' Equity Three Months Ended March 31, 2002 and 2001

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2002 and 2001

         Notes to Consolidated Financial Statements
         Three Months Ended March 31, 2002 and 2001

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

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

LSB Bancshares, Inc.
Consolidated Balance Sheets
(In Thousands)

                                                         (Unaudited)                 (Unaudited)
                                                          March 31     December 31    March 31
                                                             2002          2001          2001
                                                          ---------     ---------     ---------
ASSETS
Cash and Due From Banks                                   $  30,988     $  33,150     $  29,869
Interest-Bearing Bank Balances                                9,751         2,768         4,950
Federal Funds Sold and Securities Purchased
     Under Resale Agreements                                 38,201        37,710        66,750
Investment Securities:
     Held to Maturity, MV $55,317, $59,742 and $59,782       54,469        58,635        69,623
     Available for Sale, at Market Value                     99,415        96,702        52,774
Loans                                                       584,884       588,364       556,460
Less, Reserve for Loan Losses                                (6,588)       (6,440)       (5,975)
                                                          ---------     ---------     ---------
        Net Loans                                           578,296       581,924       550,485
Premises and Equipment                                       12,866        12,041        11,965
Other Assets                                                 12,011        10,397        11,197
                                                          ---------     ---------     ---------
        TOTAL ASSETS                                      $ 835,997     $ 833,327     $ 797,613
                                                          =========     =========     =========


LIABILITIES
Deposits
     Demand                                               $  78,392     $  82,193     $  74,546
     Savings, NOW and Money Market Accounts                 364,014       351,811       326,382
     Certificates of Deposit of less than $100,000          165,440       172,808       192,074
     Certificates of Deposit of $100,000 or more             77,033        75,352        80,183
                                                          ---------     ---------     ---------
        Total Deposits                                      684,879       682,164       673,185
Securities Sold Under Agreements to Repurchase                1,385         3,177         3,733
Borrowings from the Federal Home Loan Bank                   63,000        63,300        38,300
Other Liabilities                                             7,027         5,343         6,861
                                                          ---------     ---------     ---------
        TOTAL LIABILITIES                                   756,291       753,984       722,079
                                                          ---------     ---------     ---------
SHAREHOLDERS' EQUITY
Preferred Stock, Par Value $.01 Per Share:
     Authorized 10,000,000 shares; none issued                    0             0             0
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,441,846 Shares
in 2002 and 8,441,846 and 8,437,511, shares in 2001          42,209        42,209        42,188
Paid-In Capital                                               9,860         9,860         9,849
Common Stock Acquired for
     Directors' Deferred Plan                                  (958)         (878)         (855)
Retained Earnings                                            28,777        27,444        24,011
Accumulated Other Comprehensive Income                         (182)          708           341
                                                          ---------     ---------     ---------
        TOTAL SHAREHOLDERS' EQUITY                           79,706        79,343        75,534
                                                          ---------     ---------     ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 835,997     $ 833,327     $ 797,613
                                                          =========     =========     =========

Memorandum:  Standby Letters of Credit                    $   5,617     $   4,818     $   3,400

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of Income
(In Thousands except Share Data)
(Unaudited)

                                                          Three Months Ended
                                                               March 31
                                                       ------------------------
                                                          2002          2001
                                                       ----------    ----------
INTEREST INCOME
     Interest and Fees on Loans                        $   11,228    $   12,465
     Interest on Investment Securities:
        Taxable                                             1,503         1,310
        Tax Exempt                                            433           426
     Interest-Bearing Bank Balances                            78           130
     Federal Funds Sold and Securities
        Purchased Under Resale Agreements                     176           961
                                                       ----------    ----------
        Total Interest Income                              13,418        15,292
                                                       ----------    ----------

INTEREST EXPENSE
     Deposits                                               3,361         7,001
     Securities Sold Under Agreements to Repurchase            28            43
     Borrowings from the Federal Home Loan Bank               778           575
                                                       ----------    ----------
        Total Interest Expense                              4,167         7,619
                                                       ----------    ----------

NET INTEREST INCOME                                         9,251         7,673
     Provision for Loan Losses                                380           282
                                                       ----------    ----------
     Net Interest Income After Provision
     for Loan Losses                                        8,871         7,391
                                                       ----------    ----------

NONINTEREST INCOME
     Service Charges on Deposit Accounts                    1,423           945
     Gains on Sales of Mortgages                              184            37
     Other Operating Income                                 1,061         1,084
                                                       ----------    ----------
        Total Noninterest Income                            2,668         2,066
                                                       ----------    ----------

NONINTEREST EXPENSE
     Personnel Expense                                      4,182         3,412
     Occupancy Expense                                        356           334
     Equipment Depreciation and Maintenance                   430           365
     Other Operating Expense                                2,702         2,146
                                                       ----------    ----------
        Total Noninterest Expense                           7,670         6,257
                                                       ----------    ----------
     Income Before Income Taxes                             3,869         3,200
     Income Taxes                                           1,269         1,027
                                                       ----------    ----------
NET INCOME                                             $    2,600    $    2,173
                                                       ==========    ==========

Earnings Per Share:
     Basic                                             $     0.31    $     0.26
     Diluted                                                 0.31          0.26

Weighted Average Shares Outstanding:
     Basic                                              8,441,846     8,434,386
     Diluted                                            8,495,767     8,469,040

Cash Dividends Declared per Share                      $     0.15    $     0.14

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of
Changes in Shareholders' Equity
(In Thousands)
(Unaudited)

                                                                                            Accumulated
                                                               Directors'                      Other            Total
                                         Common    Paid-In     Deferred      Retained      Comprehensive    Shareholders'
                                         Stock     Capital       Plan        Earnings         Income            Equity
                                     -------------------------------------------------------------------------------------
Balances at December 31, 2000          $ 42,164   $   9,837    $   (797)    $   23,019     $          20    $      74,243
Net Income                                                                       2,173                              2,173
Change in unrealized loss on
  securities available for sale,
  net of deferred income taxes                                                                       321              321
                                                                                                            --------------
        Comprehensive income                                                                                        2,494
Cash dividends declared on
  common stock                                                                  (1,181)                            (1,181)
Common stock issued for stock
  options exercised                          24           12                                                           36
Common stock acquired                                               (58)                                              (58)
                                     -------------------------------------------------------------------------------------
Balances at March 31, 2001             $ 42,188   $    9,849   $   (855)    $   24,011     $         341    $      75,534
                                     =====================================================================================

Balances at December 31, 2001          $ 42,209   $    9,860   $   (878)    $   27,444     $         708    $      79,343
Net Income                                                                       2,600                              2,600
Change in unrealized gain on
  securities available for sale,
  net of deferred income taxes                                                                      (890)            (890)
                                                                                                            --------------
        Comprehensive income                                                                                        1,710
Cash dividends declared on
  common stock                                                                  (1,267)                            (1,267)
Common stock issued for stock
  options exercised                                                                                                     0
Common stock acquired                                               (80)                                              (80)
                                     -------------------------------------------------------------------------------------
Balances at March 31, 2002             $ 42,209   $    9,860   $   (958)    $   28,777     $        (182)   $      79,706
                                     =====================================================================================

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)
                                                            Three Months Ended
                                                                 March 31
                                                           --------------------
                                                             2002        2001
                                                           --------    --------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                 $  2,600    $  2,173
Adjustments to reconcile net income to net cash:
  Depreciation and amortization                                 407         350
  Securities premium amortization and
    discount accretion, net                                      14          11
  (Increase) decrease in loans held for sale                  4,822        (922)
  Deferred income taxes                                        (353)       (255)
  Income taxes payable                                        1,622       1,331
  (Increase) decrease in income earned but not received        (385)       (161)
  Increase (decrease) in interest accrued but not paid         (325)       (224)
  Net (increase) decrease in other assets                      (317)        312
  Net increase (decrease) in other liabilities                  387        (144)
  Provision for loan losses                                     380         282
  (Gain) loss on sale of investment securities                    0           0
  (Gain) loss on sale of premise and equipment                    0           7
                                                           --------    --------
    Net Cash provided by operating activities                 8,852       2,760
                                                           --------    --------

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of securities held to maturity                       (332)     (1,504)
Proceeds from maturities of securities held to maturity       4,500       4,708
Proceeds from sales of securities held to maturity                0           0
Purchases of securities available for sale                  (12,178)    (12,757)
Proceeds from maturities of securities available for sale     8,000      13,000
Proceeds from sales of securities available for sale              0           0
Net (increase) decrease in loans made to customers           (1,574)     (6,740)
Purchases of premises and equipment                          (1,232)       (713)
Proceeds from sale of premises and equipment                      0           0
Net (increase) decrease in federal funds sold
  and securities purchased under resale agreements             (491)      2,805
                                                           --------     --------
    Net cash (used by) provided by investing activities      (3,307)     (1,201)
                                                           --------    --------

CASH FLOW FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits,
NOW, money market and savings accounts                        8,401       6,714
Net increase (decrease) in time deposits                     (5,686)     (5,505)
Net increase (decrease) in securities
  sold under agreements to repurchase                        (1,792)        731
Proceeds from long term debt                                      0           0
Payments on long term debt                                     (300)     (2,150)
Dividends Paid                                               (1,267)     (1,181)
Proceeds from issuance of common stock                            0          36
Common stock acquired                                           (80)        (58)
                                                           --------    --------
    Net cash provided by (used by) financing activities        (724)     (1,413)
                                                           --------    --------

Increase (decrease) in cash and cash equivalents              4,821         146
Cash and cash equivalents at the beginning of the period     35,918      34,673
                                                           --------    --------
Cash and cash equivalents at the end of the period         $ 40,739    $ 34,819
                                                           ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the years for:
    Interest                                               $  4,492    $  8,357
    Income Taxes                                                 (1)        (48)

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS
  Transfer of loans to other real estate owned             $    195    $    484
  Unrealized losses on securities available for sale:
    Change in securities available for sale                  (1,450)        522
    Change in deferred income taxes                             560        (201)
    Change in shareholders' equity                             (890)        321

Notes to consolidated financial statements are an integral part hereof.

                              LSB Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                   Three Months Ended March 31, 2002 and 2001


NOTE 1.  BASIS OF PRESENTATION

         The accompanying interim unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         The accompanying unaudited Consolidated Financial Statements include the accounts of LSB Bancshares, Inc., (the Corporation) and its wholly owned subsidiary, Lexington State Bank (the Bank) and the Bank's wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. and LSB Investment Services, Inc.

         For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2.  INVESTMENT SECURITIES

         The valuations of investment securities as of March 31, 2002 and December 31, 2001 were as follows (in thousands):

                                                                      March 31, 2002
                                                                                              Approximate
                                                  Amortized     Unrealized     Unrealized        Market
                                                     Cost          Gains         Losses          Value
                                                 ----------     ----------     ----------     -----------
Securities held to maturity:
U.S. Treasury and other U.S.
  government agency obligations                  $   21,016     $      432     $        0     $    21,448
State, county and municipal securities               33,453            839            423          33,869
                                                 ----------     ----------     ----------     -----------
     Total securities held to maturity           $   54,469     $    1,271     $      423     $    55,317
                                                 ==========     ==========     ==========     ===========
                                                                                              Approximate
                                                  Amortized     Unrealized     Unrealized        Market
                                                     Cost          Gains         Losses          Value
                                                 ----------     ----------     ----------     -----------
Securities available for sale:
U.S. Treasury and other U.S.
  government agency obligations                  $   95,192     $      616     $      933     $    94,875
State, county and municipal securities                1,354             37             16           1,375
Federal Home Loan Bank stock                          3,165              0              0           3,165
                                                 ----------     ----------     ----------     -----------
     Total securities available for sale         $   99,711     $      653     $      949     $    99,415
                                                 ==========     ==========     ==========     ===========

                                                                     December 31, 2001
                                                                                              Approximate
                                                  Amortized     Unrealized     Unrealized        Market
                                                     Cost          Gains         Losses          Value
                                                 ----------     ----------     ----------     -----------
Securities held to maturity:
U.S. Treasury and other U.S.
  government agency obligations                  $   25,022     $      718     $        0     $    25,740
State, county and municipal securities               33,613            834            445          34,002
                                                 ----------     ----------     ----------     -----------
    Total securities held to maturity            $   58,635     $    1,552     $      445     $    59,742
                                                 ==========     ==========     ==========     ===========
                                                                                              Approximate
                                                  Amortized     Unrealized     Unrealized        Market
                                                     Cost          Gains         Losses          Value
                                                 ----------     ----------     ----------     -----------
Securities available for sale:
U.S. Treasury and other U.S.
  government agency obligations                  $   91,029     $    1,267     $      141     $    92,155
State, county and municipal securities                1,355             38             11           1,382
Federal Home Loan Bank stock                          3,165              0              0           3,165
                                                 ----------     ----------     ----------     -----------
    Total securities available for sale          $   95,549     $    1,305     $      152     $    96,702
                                                 ==========     ==========     ==========     ===========




         No investment securities were sold during the period ending March 31, 2002.


         Investment securities with amortized cost of $105,880,000 and $95,088,694, as of March 31, 2002 and December 31, 2001, respectively, were pledged to secure public deposits and for other purposes.

NOTE 3.  LOANS (Table in thousands)

         A summary of consolidated loans follows:



                                                               March 31
                                                          2002           2001
                                                       ---------      ---------
         Commercial, financial, & agricultural         $ 227,895      $ 175,691
         Real estate - construction                       32,182         38,968
         Real estate - mortgage                          259,400        267,316
         Installment loans to individuals                 56,518         63,039
         Lease financing                                     518            132
         Other                                             8,371         11,314
                                                       ---------      ---------
         Total loans, net of unearned income           $ 584,884      $ 556,460
                                                       =========      =========

         As of January 1, 1995, the Corporation adopted SFAS 114 as amended by SFAS 118 for impaired loans. The statements subject all loans to impairment recognition except for large groups of smaller-balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Corporation generally considers loans to be impaired when future payments of principal and interest are in doubt. Included in impaired loans are loans that are consistently past due, loans 90 days or more past due and nonaccrual loans. Interest income on impaired loans is recognized consistent with the Corporation's income recognition policy of daily accrual of income until the loan is determined to be uncollectible and placed in a nonaccrual status. For all impaired loans other than nonaccrual loans, interest income totaling $99,953 for the period was recorded on an accrual basis. Interest income on nonaccrual loans is recognized on a cash basis. No interest was collected during the period on nonaccrual loans since being placed in a nonaccrual status. Interest income on nonaccrual loans that would have been recorded in accordance with the original terms of the notes was $90,876. The adoption of SFAS 114 and SFAS 118 did not have a material effect on the Corporation's financial position or results of operations and required no increase to the reserve for loan and lease losses.

         At March, 31, 2002, the total investment in loans that are considered impaired under SFAS 114 was $6,985,000, including nonaccrual loans of $851,000. A related valuation allowance of $1,306,000 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended March 31, 2002 was approximately $7,296,000.

         At March 31, 2002, loans totaling $10,934,000 were held for sale stated at the lower of cost or market on an individual loan basis.

NOTE 4.  RESERVE FOR LOAN LOSSES (in thousands)

         The following sets forth the analysis of the consolidated reserve for loan losses:

                                                        Three Months Ended
                                                             March 31

                                                     2002               2001
                                                   --------           --------
         Balances at beginning of periods          $  6,440           $  5,959
         Provision for loan losses                      380                282
         Recoveries of amounts previously
           charged off                                   55                 62
         Loan losses                                   (287)              (328)
                                                   --------           --------
         Balances at end of periods                $  6,588           $  5,975
                                                   ========           ========




NOTE 5.  OTHER ACCOUNTING CHANGES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes new accounting and reporting requirements for derivative instruments embedded in other contracts and hedging activities. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 138 addresses issues related to the implementation of SFAS 133. Bancshares does not presently have any derivative instruments within the definition of SFAS 133 and does not anticipate any material effect on its financial position or operating results from adoption of the standard.

         In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which replaces SFAS 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures regarding these activities. SFAS 140 is effective for transfers and servicing of financial assets or extinguishment of liabilities that occur after March 31, 2001. SFAS 140 was adopted by Bancshares with no resulting material effect on its financial position or operating results.

         In June 2001, the FASB issued SFAS 141, "Business Combinations". SFAS 141 supersedes APB Opinion Number 16, "Business Combinations". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations in the scope of SFAS 141 be accounted for using the purchase method of accounting. SFAS 141 is effective for business combinations initiated after June 30, 2001. Bancshares has no current application for SFAS 141.

         In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill and other intangible assets that have indefinite lives are to no longer be amortized unless there is an impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. At December 31, 2001, Bancshares had $490,330 in goodwill which will no longer be amortized, but will be monitored for impairment annually.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operation for LSB Bancshares, Inc, ("Bancshares") and its wholly owned subsidiary, Lexington State Bank ("LSB") for the three months ended March 31, 2002 and 2001. The consolidated financial statements also include the accounts and results of operation of LSB's wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. ("Peoples Finance") and LSB Investment Services, Inc. ("LSB Investment Services"). This discussion and analysis is intended to complement the unaudited financial statements, footnotes and supplemental financial data in this Form 10Q, and should be read in conjunction therewith.

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


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Net Interest Income

         The primary source of earnings for the Corporation is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.

         Total interest income of $13.418 million for the first quarter of 2002 was down $1.874 million or 12.3% compared to $15.292 million for the first quarter of 2001. Total interest expense of $4.167 million for the first quarter of 2002 was down $3.452 million or 45.3% compared to $7.619 million for the first quarter of 2001. These results produced net interest income of $9.251 million for the first quarter of 2002, for an increase of $1.578 million or 20.6% compared to $7.673 million for the first quarter of 2001. Improvement in the bank's net interest income for the first quarter was the result of an improved net interest margin. The net interest margin for the first quarter of 2002 was 4.86% compared to 4.46% for the fourth quarter of 2001 and 4.20% for the first quarter of 2001. The net interest margin gain is attributable in part to a more disciplined approach to asset and liability pricing and an emphasis on relationship banking. For the period ended March 31, 2002 deposits increased $2.715 million or .4% compared to December 31, 2001 and $11.694 million or 1.7% compared to March 31, 2001. Higher cost deposits (certificates of deposit) have decreased during the periods being compared improving overall cost of funds. Demand deposits decreased $3.801 million or 4.6% from December 31, 2001, but were up $3.846 million or 5.2% from the first quarter of 2001. Savings, NOW and money market deposits increased $12.203 million or 3.5% compared to December 31, 2001 and $37.632 million or 11.5% compared to March 31, 2001. Loan growth remained relatively flat the first quarter of 2002 compared to the fourth quarter of 2001. Compared to the first quarter of 2001, loans increased $28.424 million or 5.1%.

Noninterest Income and Expense

         Noninterest income for the first quarter of 2002 was up $602,000 or 29.1% compared to the first quarter of 2001. Fee income related to service charges on deposit accounts for the first quarter of 2002 increased $478,000 or 50.6% compared to the first quarter of 2001. The increase in deposit account fee income is primarily attributable to a new product introduction in the fourth quarter of 2001. Gains on the sale of mortgage loans for the first quarter of 2002 were $184,000 compared to $37,000 for the first quarter of 2001. Other operating income for the first quarter of 2002 decreased slightly compared to the first quarter of 2001. Within the other operating income category, fee income from the Bank's bankcard division increased $26,000 or 6.9% the first quarter of 2002 compared to the corresponding period in 2001. Trust income was off $11,000 or 8.5% in the first quarter of 2002 compared to the first quarter of 2001. Commissions generated by LSB Investment Services decreased $8,000 or 4.6% in the first quarter of 2002 compared to the corresponding quarter of 2001. LSB Investment Services generates commission income from the sale of mutual funds, annuities and equities.

         Noninterest expense for the first quarter of 2002 increased $1.413 million or 22.6% compared to the first quarter of 2001. Personnel expense for the first quarter of 2002, comprised of salaries and fringe benefits, increased $770,000 or 22.6% over the first quarter of 2001. The increase is attributable to normal increases in compensation and increases in the number of full-time equivalent employees as the Bank expands into Guilford County. The increase for the first quarter of 2002 in occupancy expense was $22,000 or 6.6% compared to the first quarter of 2001. Equipment depreciation and maintenance expense increased $65,000 or 17.8% for the period being compared. Other operating expense for the first quarter of 2002 increased $556,000 or 25.9% compared to the first quarter of 2001. Within the other operating expense category, automated processing expenses for the first quarter of 2002 increased $7,000 or 1.5% compared to the corresponding quarter of 2001. Advertising expense increased $135,000 for the first quarter of 2002 as the Bank launched a branding and marketing campaign. Preparation for the campaign was begun in the fourth quarter of 2001 and will continue through 2002 with some associated expenses. Postage expense for the period increased $18,000 or 11.3% and is expected to increase further as postage rates are increased this year. Legal and professional expense for the first quarter of 2002 increased $123,000 or 42.4% compared to the first quarter of 2001.

Asset Quality and Provision for Loan Losses

         The reserve for loan losses was $6.588 million or 1.13% of loans outstanding at March 31, 2002 compared to $6.440 million or 1.09% of loans outstanding at December 31, 2001 and $5.975 million or 1.07% at March 31, 2001. Non-performing assets (including loans over 90 days past due and still accruing) totaled $5.602 million or 0.67% of total assets at March 31, 2002 compared to $4.551 million or .55% of total assets at December 31, 2001 and $2.764 million or .35% of total assets at March 31, 2001. Nonperforming assets include nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. As of March 31, 2002, Bancshares had $1.801 million in restructured loans, $1,049,000 in other real estate and $851,000 in nonaccrual loans. Accruing loans past due 90 days or more were $1.902 million at March 31, 2002 compared to $2.412 million at December 31, 2001 and $1.233 million at March 31, 2001. The accrual of interest generally discontinues on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At March 31, 2002, the reserve for loan losses was 1.18 times non-performing assets, compared to 1.42 times at December 31, 2001 and 2.16 at March 31, 2001.

         Responsibility for market risk management resides with the Asset/Liability Management Committee ("ALCO"). The ALCO Committee monitors market conditions, interest rate trends and the economic environment in its decision-making process. Based upon its view of existing and expected market conditions, balance sheet strategies are adopted to optimize net interest income while minimizing the risks associated with unanticipated changes in interest rates.

         The provision for loan losses that was charged to operations in the first quarter of 2002 was $380,000 compared to $282,000 in 2001. Net charge-offs amounted to $232,000, or .16% of average loans outstanding on an annualized basis for the first three months of 2002. The quality of the loan portfolio remains at a high level.

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

                             ASSET QUALITY ANALYSIS

                                                        Quarter Ended       Year Ended       Quarter Ended
                                                          3/31/2002         12/31/2001         3/31/2001
                                                        -------------       ----------       -------------
RESERVE FOR LOAN LOSSES
    Beginning Balance                                   $       6,440       $    5,959       $       5,959
    Provision for loan losses                                     380            1,862                 282
    Net (charge-off) recoveries                                  (232)          (1,381)               (266)
                                                        -------------       ----------       -------------
    Ending balance                                              6,588            6,440               5,975

RISK ASSETS
    Nonaccrual loans                                    $         851       $      935       $         457
    Foreclosed real estate                                        931              880                 738
    Restructured loans                                          1,801              324                 336
    Loans 90 days or more past due and still accruing           1,902            2,412               1,233
                                                        -------------       ----------       -------------
    Total risk assets                                           5,485            4,551               2,764

ASSET QUALITY RATIOS
Nonaccrual loans as a percentage of total loans                 0.15%            0.20%               0.08%

Nonperforming assets as a percentage of:
    Total assets                                                 0.66             0.55                0.35
    Loans plus foreclosed property                               0.94             0.44                0.50
Net charge-offs as a percentage of average loans                 0.16 X           0.24                0.20 X
Reserve for loan losses as a percentage of loans                 1.13             1.09                1.07
Ratio of reserve for loan losses to:
    Net charge-offs                                              7.10 X           4.66                5.54 X
    Nonaccrual loans                                             7.74             6.89               13.07

*N/M Denotes Non Meaningful
      X Denotes Annualized


Income Taxes

         Accrued taxes applicable to income for the three-month period ended March 31, 2002 were $1.269 million compared to $1.027 million for the three-month period ended March 31, 2001. Pretax income for the first three months of 2002 of $3.869 million was up $669,000 compared to $3.200 million for the first three months of 2001. The increase in accrued taxes for the period ended March 31, 2002 is primarily due to higher taxable income.

Capital Resources and Shareholders' Equity

         Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off-balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders' equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the reserve for loan losses and certain long-term debt. At March 31, 2002, based on these measures, Bancshares' had a Tier 1 capital ratio of 14.09% compared to the regulatory requirement of 4% and total capital ratio of 15.26% compared to an 8% regulatory requirement.

         Additional regulatory capital measures include the Tier 1 leverage ratio. The Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At March 31, 2002, Bancshares' Tier 1 leverage ratio was 9.48%.


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

         To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and interest-sensitive liabilities. The bank uses an asset/liability simulation model to produce a gap analysis. The simulation model computes projected runoff of deposits that do not have contractual maturity dates. On March 31, 2002 the gap between interest-sensitive assets and interest-sensitive liabilities was a positive $40,105,000 or 1.14. Under current economic conditions, management believes that is an acceptable ratio.

         Asset/liability management also addresses liquidity positioning. Liquidity management is required in order to fund current and future extensions of credit, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. As such, it is related to interest rate sensitivity management, in that each is affected by maturing assets and liabilities. While interest sensitivity management is concerned with repricing intervals of assets and liabilities, liquidity management is concerned with the maturities of those respective balances. An appropriate liquidity position is further accomplished through deposit growth and access to sources of funds other than deposits, such as the federal funds market. Details of cash flows for the three-months ended March 31, 2002 and 2001 are provided in the Consolidated Statements of Cash Flow.


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

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on April 17, 2002. Proxies were solicited in connection with the Annual Meeting in accordance with Regulation 14 under the Securities Exchange Act of 1934, as amended, pursuant to a Proxy Statement dated March 19, 2002, in the form as filed by the Company with the Securities and Exchange Commission on March 19, 2002.

         At the Annual Meeting, the shareholders of the Company (i) elected five members to the Company's Board of Directors, and (ii) ratified the appointment of Turlington and Company LLP to conduct the independent audit for the year 2002, each as more fully described in the Proxy Statement. Of the 8,442,367 shares of the Company's common stock represented and entitled to vote at the Annual Meeting, the number of shares cast for, against and withheld, and the number of abstentions and broker non-votes, as to each proposal are set forth below:


         1. Election of Directors.

                                               For (Proxy)            Withheld
                                               -----------            --------

                  Leonard H. Beck               4,894,544              82,962
                  Marvin D. Gentry              4,879,354              98,152
                  Samuel R. Harris              4,891,303              86,203
                  David A. Smith                4,894,566              82,940
                  Burr W. Sullivan              4,890,209              87,297

         2. Ratification of appointment of Turlington and Company LLP, CPA's, to conduct the independent audit for the year 2002:

                                    For          Against         Abstaining
                                    ---          -------         ----------

                                 4,906,672        64,250            6,585

Item 5.  Other Information

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         A.  Not Applicable.

         B.  Reports on Form 8-K

         The Corporation did not file any reports on Form 8-K during the three months ended March 31, 2002.




SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Date  May 8, 2002          LSB BANCSHARES, INC.
                                    --------------------
                                    (Registrant)


                                    By: /s/ Monty J. Oliver
                                        ----------------------------------------
                                    Name:  Monty J. Oliver
                                    Title: Secretary and Chief Financial Officer
                                           (Authorized Officer and Chief
                                           Accounting Officer)