Form 10-Q
period 2002-06-30
LSB BANCSHARES INC /NC/
filed 2002-08-14
CIK 714530

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                        to
                               ----------------------    -----------------------


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

         Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]




LSB Bancshares, Inc. has 8,465,048 shares of common stock outstanding as of July 31, 2002.

                              LSB BANCSHARES, INC.

                                    FORM 10-Q

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         June 30, 2002 and 2001, December 31, 2001

         Consolidated Statements of Income
         Three Months Ended June 30, 2002 and 2001
         Six Months Ended June 30, 2002 and 2001

         Consolidated Statements of Changes in Shareholders' Equity Six Months Ended June 30, 2002 and 2001

         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2002 and 2001

         Notes to Consolidated Financial Statements
         Six Months Ended June 30, 2002 and 2001

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

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

LSB Bancshares, Inc.
Consolidated Balance Sheets
(In Thousands)

                                                           (Unaudited)                     (Unaudited)
                                                             June 30       December 31       June 30
                                                               2002            2001            2001
                                                            ---------       ---------       ---------
ASSETS
Cash and Due From Banks                                     $  41,510       $  33,150       $  33,200
Interest-Bearing Bank Balances                                  4,046           2,768           4,481
Federal Funds Sold and Securities Purchased
     Under Resale Agreements                                   11,735          37,710          56,665
Investment Securities:
     Held to Maturity, MV $48,660, $59,742 and $59,161         47,041          58,635          57,768
     Available for Sale, at Market Value                       99,803          96,702          67,384
Loans                                                         605,264         588,364         562,045
Less, Reserve for Loan Losses                                  (6,948)         (6,440)         (6,058)
                                                            ---------       ---------       ---------
        Net Loans                                             598,316         581,924         555,987
Premises and Equipment                                         13,178          12,041          12,186
Other Assets                                                   11,708          10,397          10,491
                                                            ---------       ---------       ---------
        TOTAL ASSETS                                        $ 827,337       $ 833,327       $ 798,162
                                                            =========       =========       =========


LIABILITIES
Deposits
     Demand                                                 $  83,802       $  82,193       $  81,930
     Savings, NOW and Money Market Accounts                   365,493         351,811         322,337
     Certificates of Deposit of less than $100,000            169,227         172,808         183,672
     Certificates of Deposit of $100,000 or more               56,551          75,352          71,553
                                                            ---------       ---------       ---------
        Total Deposits                                        675,073         682,164         659,492
Securities Sold Under Agreements to Repurchase                  1,342           3,177           3,507
Borrowings from the Federal Home Loan Bank                     63,000          63,300          48,300
Other Liabilities                                               5,318           5,343          10,245
                                                            ---------       ---------       ---------
        TOTAL LIABILITIES                                     744,733         753,984         721,544
                                                            ---------       ---------       ---------
SHAREHOLDERS' EQUITY
Preferred Stock, Par Value $.01 Per Share:
     Authorized 10,000,000 shares; none issued                      0               0               0
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,483,095 Shares
in 2002 and 8,441,846 and 8,439,446, shares in 2001            42,415          42,209          42,197
Paid-In Capital                                                 9,983           9,860           9,855
Common Stock Acquired for
     Directors' Deferred Plan                                    (968)           (878)           (864)
Retained Earnings                                              30,075          27,444          25,003
Accumulated Other Comprehensive Income                          1,099             708             427
                                                            ---------       ---------       ---------
        TOTAL SHAREHOLDERS' EQUITY                             82,604          79,343          76,618
                                                            ---------       ---------       ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 827,337       $ 833,327       $ 798,162
                                                            =========       =========       =========

Memorandum:  Standby Letters of Credit                      $   5,839       $   4,818       $   3,696

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of Income
(In Thousands except Share Data)
(Unaudited)

                                                             Three Months Ended                 Six Months Ended
                                                                   June 30                           June 30
                                                         --------------------------      --------------------------
                                                             2002            2001            2002            2001
                                                         ----------      ----------      ----------      ----------
INTEREST INCOME
     Interest and Fees on Loans                          $   10,927      $   12,495      $   22,155      $   24,960
     Interest on Investment Securities:
        Taxable                                               1,439           1,272           2,942           2,582
        Tax Exempt                                              404             408             837             834
     Interest-Bearing Bank Balances                              74              96             152             226
     Federal Funds Sold and Securities
        Purchased Under Resale Agreements                       107             680             283           1,641
                                                         ----------      ----------      ----------      ----------
        Total Interest Income                                12,951          14,951          26,369          30,243
                                                         ----------      ----------      ----------      ----------

INTEREST EXPENSE
     Deposits                                                 2,995           6,208           6,356          13,209
     Securities Sold Under Agreements to Repurchase               5              43              33              86
     Borrowings from the Federal Home Loan Bank                 788             623           1,566           1,198
                                                         ----------      ----------      ----------      ----------
        Total Interest Expense                                3,788           6,874           7,955          14,493
                                                         ----------      ----------      ----------      ----------

NET INTEREST INCOME                                           9,163           8,077          18,414          15,750
     Provision for Loan Losses                                  682             489           1,062             771
                                                         ----------      ----------      ----------      ----------
     Net Interest Income After Provision
     for Loan Losses                                          8,481           7,588          17,352          14,979
                                                         ----------      ----------      ----------      ----------

NONINTEREST INCOME
     Service Charges on Deposit Accounts                      1,646           1,020           3,069           1,965
     Gains on Sales of Mortgages                                145              72             329             109
     Gains on Sales of Investment Securities                      0             541               0             541
     Other Operating Income                                   1,332           1,131           2,393           2,215
                                                         ----------      ----------      ----------      ----------
        Total Noninterest Income                              3,123           2,764           5,791           4,830
                                                         ----------      ----------      ----------      ----------

NONINTEREST EXPENSE
     Personnel Expense                                        4,347           3,994           8,529           7,406
     Occupancy Expense                                          354             339             710             673
     Equipment Depreciation and Maintenance                     446             397             876             762
     Other Operating Expense                                  2,615           2,404           5,317           4,550
                                                         ----------      ----------      ----------      ----------
        Total Noninterest Expense                             7,762           7,134          15,432          13,391
                                                         ----------      ----------      ----------      ----------
     Income Before Income Taxes                               3,842           3,218           7,711           6,418
     Income Taxes                                             1,273           1,044           2,542           2,071
                                                         ----------      ----------      ----------      ----------
NET INCOME                                               $    2,569      $    2,174      $    5,169      $    4,347
                                                         ==========      ==========      ==========      ==========

Earnings Per Share:
     Basic                                               $     0.30      $     0.26      $     0.61      $     0.52
     Diluted                                                   0.30            0.26            0.61            0.51

Weighted Average Shares Outstanding:
     Basic                                                8,471,507       8,439,446       8,456,677       8,436,916
     Diluted                                              8,565,030       8,478,306       8,530,247       8,473,205

Cash Dividends Declared per Share                        $     0.15      $     0.14      $     0.30      $     0.28

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of
Changes in Shareholders' Equity
(In Thousands)
(Unaudited)

                                                                                            Accumulated
                                                                 Directors'                     Other             Total
                                         Common     Paid-In      Deferred      Retained     Comprehensive     Shareholders'
                                         Stock      Capital        Plan        Earnings         Income            Equity
                                     ----------------------------------------------------------------------------------------
Balances at December 31, 2000        $   42,164   $    9,837   $     (797)  $     23,019   $           20   $         74,243
Net Income                                                                         4,347                               4,347
Change in unrealized loss on
  securities available for sale,
  net of deferred income taxes                                                                        407                407
                                                                                                            -----------------
    Comprehensive income                                                                                               4,754
Cash dividends declared on
  common stock                                                                    (2,363)                             (2,363)
Common stock issued for stock
  options exercised                          33           18                                                              51
Common stock acquired                                                 (67)                                               (67)
                                     ----------------------------------------------------------------------------------------
Balances at June 30, 2001            $   42,197   $    9,855   $     (864)  $     25,003   $          427   $         76,618
                                     ========================================================================================

Balances at December 31, 2001        $   42,209   $    9,860   $     (878)  $     27,444   $          708   $         79,343
Net Income                                                                         5,169                               5,169
Change in unrealized gain on
  securities available for sale,
  net of deferred income taxes                                                                        391                391
                                                                                                            -----------------
    Comprehensive income                                                                                               5,560
Cash dividends declared on
  common stock                                                                    (2,538)                             (2,538)
Common stock issued for stock
  options exercised                         206          123                                                             329
Common stock acquired                                                 (90)                                               (90)
                                     ----------------------------------------------------------------------------------------
Balances at June 30, 2002            $   42,415   $    9,983   $     (968)  $     30,075   $        1,099   $         82,604
                                     ========================================================================================

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

                                                                   Six Months Ended June 30
                                                                   ------------------------
                                                                      2002           2001
                                                                   --------        --------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                         $  5,169        $  4,347
Adjustments to reconcile net income to net cash:
  Depreciation and amortization                                         820             712
  Securities premium amortization and
    discount accretion, net                                              38              17
  (Increase) decrease in loans held for sale                          5,921          (5,800)
  Deferred income taxes                                                (353)           (790)
  Income taxes payable                                                  124             500
  (Increase) decrease in income earned but not received                 284             407
  Increase (decrease) in interest accrued but not paid                 (467)           (811)
  Net (increase) decrease in other assets                            (1,485)            932
  Net increase (decrease) in other liabilities                          318           4,657
  Provision for loan losses                                           1,062             771
  (Gain) loss on sale of investment securities                            0            (541)
  (Gain) loss on sale of premise and equipment                           18               7
                                                                   --------        --------
  Net Cash provided by operating activities                          11,449           4,408
                                                                   --------        --------

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of securities held to maturity                               (332)         (1,504)
Proceeds from maturities of securities held to maturity              11,923          16,579
Proceeds from sales of securities held to maturity                        0               0
Purchases of securities available for sale                          (16,700)        (36,750)
Proceeds from maturities of securities available for sale            14,200          22,500
Proceeds from sales of securities available for sale                      0             555
Net (increase) decrease in loans made to customers                  (23,376)         (7,853)
Purchases of premises and equipment                                  (1,976)         (1,309)
Proceeds from sale of premises and equipment                              0               0
Net (increase) decrease in federal funds sold
  and securities purchased under resale agreements                   25,975          12,890
                                                                   --------        --------
  Net cash (used by) provided by investing activities                 9,714           5,108
                                                                   --------        --------

CASH FLOW FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits,
NOW, money market and savings accounts                               15,290          10,053
Net increase (decrease) in time deposits                            (22,381)        (22,536)
Net increase (decrease) in securities
  sold under agreements to repurchase                                (1,835)            504
Proceeds from long term debt                                              0          10,000
Payments on long term debt                                             (300)         (2,150)
Dividends Paid                                                       (2,538)         (2,363)
Proceeds from issuance of common stock                                  329              51
Common stock acquired                                                   (90)            (67)
                                                                   --------        --------
  Net cash provided by (used by) financing activities               (11,525)         (6,508)
                                                                   --------        --------

Increase (decrease) in cash and cash equivalents                      9,638           3,008
Cash and cash equivalents at the beginning of the period             35,918          34,673
                                                                   --------        --------
Cash and cash equivalents at the end of the period                 $ 45,556        $ 37,681
                                                                   ========        ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the years for:
    Interest                                                       $  8,422        $ 15,304
    Income Taxes                                                      2,771           2,060

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS
  Transfer of loans to other real estate owned                     $  1,188       $    903
  Unrealized gains/(losses) on securities available for sale:
    Change in securities available for sale                             636            662
    Change in deferred income taxes                                    (245)          (255)
    Change in shareholders' equity                                      391            407

Notes to consolidated financial statements are an integral part hereof.

                              LSB Bancshares, Inc.
                   Notes to Consolidated Financial Statements
                     Six Months Ended June 30, 2002 and 2001


NOTE 1.  BASIS OF PRESENTATION

         The accompanying interim unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

NOTE 2.  INVESTMENT SECURITIES

         The valuations of investment securities as of June 30, 2002 and December 31, 2001 were as follows (in thousands):

                                                              June 30, 2002
                                                                                        Approximate
                                         Amortized      Unrealized      Unrealized         Market
                                           Cost            Gains          Losses           Value
                                         ---------      ----------      ----------      -----------
Securities held to maturity:
U.S. Treasury and other U.S.
  government agency obligations          $  15,012      $      425      $        0      $    15,437
State, county and municipal securities      32,029           1,283              89           33,223
                                         ---------      ----------      ----------      -----------
  Total securities held to maturity      $  47,041      $    1,708      $       89      $    48,660
                                         =========      ==========      ==========      ===========

                                                                                        Approximate
                                         Amortized      Unrealized      Unrealized         Market
                                           Cost            Gains          Losses           Value
                                         ---------      ----------      ----------      -----------
Securities available for sale:
U.S. Treasury and other U.S.
  government agency obligations          $  92,995      $    1,738      $        0      $    94,733
State, county and municipal securities       1,854              55               4            1,905
Federal Home Loan Bank stock                 3,165               0               0            3,165
                                         ---------      ----------      ----------      -----------
  Total securities available for sale    $  98,014      $    1,793      $        4      $    99,803
                                         =========      ==========      ==========      ===========

                                                            December 31, 2001
                                                                                        Approximate
                                         Amortized      Unrealized      Unrealized         Market
                                           Cost            Gains          Losses           Value
                                         ---------      ----------      ----------      -----------
Securities held to maturity:
U.S. Treasury and other U.S.
  government agency obligations          $  25,022      $      718      $        0      $    25,740
State, county and municipal securities      33,613             834             445           34,002
                                         ---------      ----------      ----------      -----------
  Total securities held to maturity      $  58,635      $    1,552      $      445      $    59,742
                                         =========      ==========      ==========      ===========

                                                                                        Approximate
                                         Amortized      Unrealized      Unrealized         Market
                                           Cost            Gains          Losses           Value
                                         ---------      ----------      ----------      -----------
Securities available for sale:
U.S. Treasury and other U.S.
  government agency obligations          $  91,029      $    1,267      $      141      $    92,155
State, county and municipal securities       1,355              38              11            1,382
Federal Home Loan Bank stock                 3,165               0               0            3,165
                                         ---------      ----------      ----------      -----------
  Total securities available for sale    $  95,549      $    1,305      $      152      $    96,702
                                         =========      ==========      ==========      ===========


         No investment securities were sold during the period ending June 30, 2002.


         Investment securities with amortized cost of $96,180,000 and $95,088,694, as of June 30, 2002 and December 31, 2001, respectively, were pledged to secure public deposits and for other purposes. The Bank also has a $10,000,000 irrevocable letter of credit with FHLB that is used in lieu of securities to pledge against public deposits.

NOTE 3.  LOANS (Table in thousands)

         A summary of consolidated loans follows:

                                                               June 30
                                                         2002           2001
                                                       --------       --------
         Commercial, financial, & agricultural         $245,841       $183,852
         Real estate - construction                      31,216         39,059
         Real estate - mortgage                         263,494        265,142
         Installment loans to individuals                56,170         63,258
         Lease financing                                    488            129
         Other                                            8,055         10,605
                                                       --------       --------
         Total loans, net of unearned income           $605,264       $562,045
                                                       ========       ========

         As of January 1, 1995, the Corporation adopted SFAS 114 as amended by SFAS 118 for impaired loans. The statements subject all loans to impairment recognition except for large groups of smaller-balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Corporation generally considers loans to be impaired when future payments of principal and interest are in doubt. Included in impaired loans are loans that are consistently past due, loans 90 days or more past due and nonaccrual loans. Interest income on impaired loans is recognized consistent with the Corporation's income recognition policy of daily accrual of income until the loan is determined to be uncollectible and placed in a nonaccrual status. For all impaired loans other than nonaccrual loans, interest income totaling $84,921 for the period was recorded on an accrual basis. Interest income on nonaccrual loans is recognized on a cash basis. No interest was collected during the period on nonaccrual loans since being placed in a nonaccrual status. Interest income on nonaccrual loans that would have been recorded in accordance with the original terms of the notes was $153,791. The adoption of SFAS 114 and SFAS 118 did not have a material effect on the Corporation's financial position or results of operations and required no increase to the reserve for loan and lease losses.

         At June 30, 2002, the total investment in loans that are considered impaired under SFAS 114 was $6,722,000, including nonaccrual loans of $1,005,000. A related valuation allowance of $1,144,000 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended June 30, 2002 was approximately $6,647,000.

         At June 30, 2002, loans totaling $ 9,835,000 were held for sale stated at the lower of cost or market on an individual loan basis.

NOTE 4.  RESERVE FOR LOAN LOSSES (in thousands)

         The following sets forth the analysis of the consolidated reserve for loan losses:

                                                        Six Months Ended
                                                            June 30

                                                     2002              2001
                                                   -------           -------
         Balances at beginning of periods          $ 6,440           $ 5,959
         Provision for loan losses                   1,062               771
         Recoveries of amounts previously
           charged off                                 157               135
         Loan losses                                  (711)             (807)
                                                   -------           -------
         Balances at end of periods                $ 6,948           $ 6,058
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operation for LSB Bancshares, Inc, ("Bancshares") and its wholly owned subsidiary, Lexington State Bank ("LSB") for the three months and six months ended June 30, 2002 and 2001. The consolidated financial statements also include the accounts and results of operation of LSB's wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. ("Peoples Finance") and LSB Investment Services, Inc. ("LSB Investment Services"). This discussion and analysis is intended to complement the unaudited financial statements, footnotes and supplemental financial data in this Form 10Q, and should be read in conjunction therewith.

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


THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Net Interest Income

         The primary source of earnings for the Corporation is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.

         Following the dramatic declines in interest rates during 2001, interest income and interest expense for 2002 remain below prior year levels on a comparative basis. For the second quarter of 2002 total interest income of $12.951 million was down $2.000 million or 13.4% compared to $14.951 million for the second quarter of 2001. Total interest expense for the second quarter of 2002 of $3.788 million was down $3.086 million or 44.9% compared to $6.874 million for the second quarter of 2001. As a result, net interest income for the second quarter of 2002 of $9.163 million increased $1.086 million or 13.4% compared to $8.077 million for the second quarter of 2001. Improvement of the bank's net interest margin in the first quarter continued during the second quarter resulting in the improved net interest income. The net interest margin for the second quarter of 2002 was 4.85% compared to 4.46% for the fourth quarter of 2001 and 4.29% for the second quarter of 2001. Emphasis on relationship banking with a more disciplined approach to asset and liability pricing has benefited the bank's net interest margin and interest income.

Noninterest Income and Expense

         Noninterest income for the second quarter of 2002 increased $359,000 or 13.0% compared to the second quarter of 2001. In the second quarter of 2001, a gain of $541,000 was realized from the sale of stock held in a corporation providing electronic transaction processing to financial institutions. Excluding this one-time gain, noninterest income for the second quarter of 2002 increased $900,000 or 40.5% compared to the second quarter of 2001. Fee income related to service charges on deposit accounts for the second quarter of 2002 increased $626,000 or 61.4% compared to the second quarter of 2001. The increase in deposit account fee income is primarily attributable to a new product introduction in the fourth quarter of 2001 and to an increase in certain service fees in the second quarter of 2002. Gains on the sale of mortgage loans doubled in the second quarter of 2002 compared to the same period of 2001 as the bank increased the volume of mortgages made and sold. Other operating income for the second quarter of 2002 increased $201,000 or 17.8% compared to the second quarter of 2001. Within the other operating income category, fee income from the Bank's bankcard division increased $72,000 or 19.3% the second quarter of 2002 compared to the corresponding period in 2001. Trust income increased 4.5% in the second quarter of 2002 compared to the second quarter of 2001. Commissions generated by LSB Investment Services increased $46,000 or 25.0% in the second quarter of 2002 compared to the corresponding quarter of 2001. LSB Investment Services generates commission income from the sale of mutual funds, annuities and equities.

         Noninterest expense for the second quarter of 2002 increased $628,000 or 8.8% compared to the second quarter of 2001. Personnel expense for the second quarter of 2002, comprised of salaries and fringe benefits, increased $353,000 or 8.8% over the second quarter of 2001. The increase is attributable to normal increases in compensation and increases in the number of full-time equivalent employees as the Bank expands into Guilford County. Occupancy expense during the second quarter of 2002 increased $15,000 or 4.4% compared to the second quarter of 2001, while equipment depreciation and maintenance expense increased $49,000 or 12.3% for the same period. Other operating expense for the second quarter of 2002 increased $211,000 or 8.8% compared to the second quarter of 2001. Within the other operating expense category, automated processing expenses for the second quarter of 2002 increased $45,000 or 11.3% compared to the corresponding quarter of 2001. Advertising expense increased $180,000 for the second quarter of 2002 as the Bank launched a branding and marketing campaign. Preparation for the campaign was begun in the fourth quarter of 2001 and will continue through 2002 with some associated expenses. Postage expense for the period decreased slightly but is expected to increase with the rise of postage rates now in effect.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Net Interest Income

         Total interest income for the first six months of 2002 of $26.369 million was down $3.874 or 12.8% compared to $30.243 million for the first six months of 2001. Like wise, total interest expense of $7.955 million for the first six months of 2002 was down 45.1% compared to $14.493 million for the first six months of 2001. The bank's emphasis on asset/liability pricing and relationship banking has resulted in a strong net interest margin. Consequently, net interest income for the first six months of 2002 increased $2.664 million or 16.9% compared to the first six months of 2001.

         For the period ended June 30, 2002 deposits were down $7.091 million or 1.0% compared to December 31, 2001, but had increased $15.581 million or 2.4% compared to June 30, 2001. Higher cost deposits (certificates of deposit) have decreased during the periods being compared improving overall cost of funds. Demand deposits were up $1.609 million or 2.0% from December 31, 2001 and up $1.872 million or 2.3% compared to the second quarter of 2001. Savings, NOW and money market deposits increased $13.682 million or 3.9% compared to December 31, 2001 and $43.156 million or 13.4% compared to June 30, 2001. Loan growth increased $16.900 million or 2.9% compared to December 31, 2001 and $43.219 million or 7.7% compared to June 30, 2002.

Noninterest Income and Expense

         Noninterest income for the first six months of 2002 was up $961,000 or 19.9% compared to the first six months of 2001. In the second quarter of 2001, a gain of $541,000 was realized from the sale of stock held in a corporation providing electronic transaction processing to financial institutions. Excluding non-recurring gains from sales of investment securities, noninterest income for the first six months of 2002 was up $1.502 million or 35.0%. Fee income from service charges on deposit accounts for the first six months of 2002 increased $1.104 million or 56.2% compared to the first six months of 2001. The increase in deposit account fee income is primarily attributable to a new product introduction in the fourth quarter of 2001 and to an increase in certain service fees in the second quarter of 2002. Gains on the sale of mortgage loans for the six-month period ended June 30, 2002 increased $220,000 or 201.8% compared to the same period of 2001 as the bank increased the volume of mortgages made and sold. Other operating income for the first six months of 2002 increased $178,000 or 8.0% compared to the first six months of 2001. Fee income from the Bank's bankcard division for the six-month period ended June 30, 2002 increased $98,000 or 13.0% compared to the same period of 2001. General fee and commission income for the first six months of 2002 was up $118,000 compared to the comparable period of 2001. Commissions generated by the investment services' subsidiary increased $38,000 or 10.7% the first six months of 2002 compared to the first six months of 2001. The bank's investment services subsidiary generates commission income from the sale of mutual funds, annuities and equities.

         Noninterest expense for the first six months of 2002 increased $2.041 million or 15.2% compared to the same period of 2001. Personnel expense for the first six months of 2002, comprised of salaries and fringe benefits, increased $1.123 million or 15.2% over the comparable period of 2001. Increases in the period's personnel expenses come from normal changes to compensation and additions to sales staff as the bank expands into Guilford County. Additions were also made to the sales staff of the bank's subsidiaries during the first half of 2002 as those divisions saw expansion. The increase for the first six months of 2002 in occupancy expense was $37,000 or 5.5% compared to the first six months of 2001. Equipment depreciation and maintenance expense increased $114,000 or 15.0% for the period being compared. Other operating expense for the first six months of 2002 increased $767,000 or 16.9% over the first six months of 2001. For the first six months of 2002, advertising expense increased $315,000 or 196.5% compared to the corresponding period of 2001 as the Bank launched a branding and marketing campaign. Preparation for the campaign was begun in the fourth quarter of 2001 and will continue through 2002 with some associated expenses. Postage expense for the period increased slightly. It is anticipated that this expense will increase with the rise of postage rates effective the second half of 2002. Automated processing expenses for the first half of 2002 increased $52,000 or 6.1% compared to the first half of 2001.

Asset Quality and Provision for Loan Losses

         The reserve for loan losses was $6.948 million or 1.15% of loans outstanding at June 30, 2002 compared to $6.440 million or 1.09% of loans outstanding at December 31, 2001 and $6.058 million or 1.08% at June 30, 2001. Non-performing assets (including loans over 90 days past due and still accruing) totaled $6.402 million or 0.77% of total assets at June 30, 2002 compared to $4.551 million or .55% of total assets at December 31, 2001 and $3.060 million or .38% of total assets at June 30, 2001. Nonperforming assets include nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. As of June 30, 2002, Bancshares had $1.791 million in restructured loans, $1.878 million in other real estate and $1.005 million in nonaccrual loans. Accruing loans past due 90 days or more were $1.728 million at June 30, 2002 compared to $2.412 million at December 31, 2001 and $1.441 million at June 30, 2001. The accrual of interest generally discontinues on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At June 30, 2002, the reserve for loan losses was 1.09 times non-performing assets, compared to 1.42 times at December 31, 2001 and 1.98 at June 30, 2001.

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

         The provision for loan losses that was charged to operations the first six months of 2002 was $1.062 million compared to $771,000 for the same period in 2001. The increase in the provision for loan losses was due to $43.219 million in net loan growth. Net charge-offs for the six months ended June 30, 2002 were $554,000, or .19% of average loans outstanding on an annualized basis compared to $672,000 or .24% for the first six months of 2001. Management continues to monitor the asset quality of the loan portfolio and charge-offs are recorded based upon the financial condition of the borrower and the likelihood of repayment.

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

                             ASSET QUALITY ANALYSIS

                                                               Quarter Ended        Year Ended        Quarter Ended
                                                                 6/30/2002          12/31/2001          6/30/2001
                                                               -------------        ----------        -------------
RESERVE FOR LOAN LOSSES
        Beginning Balance                                      $       6,440        $    5,959        $       5,959
        Provision for loan losses                                      1,062             1,862                  771
        Net (charge-off) recoveries                                     (554)           (1,381)                (672)
                                                               -------------        ----------        -------------
        Ending balance                                                 6,948             6,440                6,058

RISK ASSETS
        Nonaccrual loans                                       $       1,005        $      935        $         391
        Foreclosed real estate                                         1,878               880                  895
        Restructured loans                                             1,791               324                  333
        Loans 90 days or more past due
          and still accruing                                           1,728             2,412                1,441
                                                               -------------        ----------        -------------
        Total risk assets                                              6,402             4,551                3,060
ASSET QUALITY RATIOS
Nonaccrual loans as a percentage of total loans                        0.16%             0.20%                0.07%

Nonperforming assets as a percentage of:
        Total assets                                                    0.77              0.55                 0.38
        Loans plus foreclosed property                                  1.05              0.44                 0.55
Net charge-offs as a percentage of average loans                        0.19 X            0.24                 0.24 X
Reserve for loan losses as a percentage of loans                        1.15              1.09                 1.08
Ratio of reserve for loan losses to:
        Net charge-offs                                                 6.27 X            4.66                 4.50 X
        Nonaccrual loans                                                6.91              6.89                15.51

*N/M Denotes Non Meaningful
      X Denotes Annualized


Income Taxes

         Accrued taxes applicable to income for the six-month period ended June 30, 2002 were $2.542 million compared to $2.071 million for the six-month period ended June 30, 2001. Pretax income for the first six months of 2002 of $7.711 million was up $1.293 million compared to $6.418 million for the first six months of 2001. The increase in accrued taxes for the period ended June 30, 2002 is primarily due to this higher taxable income.

Capital Resources and Shareholders' Equity

         Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off-balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders' equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the reserve for loan losses and certain long-term debt. At June 30, 2002, based on these measures, Bancshares' had a Tier 1 capital ratio of 13.73% compared to the regulatory requirement of 4% and total capital ratio of 14.91% compared to an 8% regulatory requirement.

         Additional regulatory capital measures include the Tier 1 leverage ratio. The Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At June 30, 2002, Bancshares' Tier 1 leverage ratio was 9.76%.


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

         Based upon its view of existing and expected market conditions, ALCO adopts balance sheet strategies intended to optimize net interest income to the extent possible while minimizing the risk associated with unanticipated changes in interest rates. Core deposits have historically been the primary funding sources for asset growth. Correspondent relationships have also been maintained with several large banks in order to have access to federal funds purchases when needed. The Bank also has available lines of credit maintained with the Federal Home Loan Bank (the "FHLB") which can be used for funding and/or liquidity needs. The Bank has also executed a retail CD brokerage agreement, which provides an additional source for liquidity or funding needs. The Bank also has a $10 million irrevocable letter of credit with FHLB that is used in lieu of securities to pledge against public deposits.

         To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and interest-sensitive liabilities. The bank uses an asset/liability simulation model to produce a gap analysis. The simulation model computes projected runoff of deposits that do not have contractual maturity dates. On June 30, 2002 the gap between interest-sensitive assets and interest-sensitive liabilities was a positive $55,285,000 or 1.21. Under current economic conditions, management believes that is an acceptable ratio.

         Asset/liability management also addresses liquidity positioning. Liquidity management is required in order to fund current and future extensions of credit, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. As such, it is related to interest rate sensitivity management, in that each is affected by maturing assets and liabilities. While interest sensitivity management is concerned with repricing intervals of assets and liabilities, liquidity management is concerned with the maturities of those respective balances. The bank's liquidity position is primarily accomplished through deposit growth, loan repayments and investment securities management. The bank also has access to federal fund lines at correspondent banks and borrowings from the Federal Reserve discount window.

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

Item 3.  Defaults Upon Senior Securities
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         Not applicable.

Item 5.  Other Information
         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits.

         Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         B.  Reports on Form 8-K
         The Corporation did not file any reports on Form 8-K during the six months ended June 30, 2002.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date  August 13, 2002             LSB BANCSHARES, INC.
                                 -----------------------------------------------
                                 (Registrant)


                                 By: /s/ Monty J. Oliver
                                     -------------------------------------------
                                 Name: Monty J. Oliver
                                 Title: Secretary and Chief Financial Officer
                                        (Authorized Officer and Chief Accounting
                                        Officer)