Form 10-Q
period 2002-09-30
LSB BANCSHARES INC /NC/
filed 2002-11-12
CIK 714530

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to _________________

Commission file number 0-11448

LSB BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

North Carolina	56-1348147

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

LSB BANCSHARES, INC.
ONE LSB PLAZA
LEXINGTON, NORTH CAROLINA 27292
(Address of Principal Executive Offices)
(Zip Code)

(336) 248-6500
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check ✓whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐

LSB Bancshares, Inc. has 8,466,048 shares of common stock outstanding as of October 31, 2002.

LSB BANCSHARES, INC.

FORM 10-Q

INDEX

Part I	Financial Information
Item 1.	Financial Statements
Consolidated Balance Sheets September 30, 2002 and 2001, December 31, 2001
Consolidated Statements of Income Three Months Ended September 30, 2002 and 2001 Nine Months Ended September 30, 2002 and 2001
Consolidated Statements of Changes in Shareholders’ Equity Nine Months Ended September 30, 2002 and 2001
Consolidated Statements of Cash Flows Nine Months Ended September 30, 2002 and 2001
Notes to Consolidated Financial Statements Nine Months Ended September 30, 2002 and 2001
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Part II	Other Information
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LSB Bancshares, Inc.
Consolidated Balance Sheets	(Unaudited)		(Unaudited)
(In Thousands)	September 30	December 31	September 30
	2002	2001	2001

Assets
Cash and Due From Banks	$44,244	$33,150	$31,624
Interest-Bearing Bank Balances	1,286	2,768	4,275
Federal Funds Sold and Securities Purchased Under Resale Agreements	31,484	37,710	72,635
Investment Securities:
Held to Maturity, MV $48,562, $59,742 and $57,782	46,039	58,635	55,765
Available for Sale, at Market Value	95,026	96,702	95,799
Loans	631,689	588,364	557,813
Less, Reserve for Loan Losses	(7,155)	(6,440)	(6,136)

Net Loans	624,534	581,924	551,677
Premises and Equipment	13,428	12,041	12,080
Other Assets	12,523	10,397	10,876

Total Assets	$868,564	$833,327	$834,731

Liabilities
Deposits
Demand	$83,573	$82,193	$75,128
Savings, NOW and Money Market Accounts	403,936	351,811	347,840
Certificates of Deposit of less than $100,000	154,515	172,808	181,352
Certificates of Deposit of $100,000 or more	72,316	75,352	80,024

Total Deposits	714,340	682,164	684,344
Securities Sold Under Agreements to Repurchase	1,286	3,177	3,263
Borrowings from the Federal Home Loan Bank	63,000	63,300	48,300
Other Liabilities	5,416	5,343	20,567

Total Liabilities	784,042	753,984	756,474

Shareholders’ Equity
Preferred Stock, Par Value $.01 Per Share:
Authorized 10,000,000 shares; none issued	0	0	0
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,466,048 Shares in 2002 and 8,441,846 and 8,441,846, shares in 2001	42,330	42,209	42,209
Paid-In Capital	9,698	9,860	9,860
Common Stock Acquired for Directors’ Deferred Plan	(986)	(878)	(871)
Retained Earnings	31,409	27,444	25,999
Accumulated Other Comprehensive Income	2,071	708	1,060

Total Shareholders’ Equity	84,522	79,343	78,257

Total Liabilities and Shareholders’ Equity	$868,564	$833,327	$834,731

Memorandum: Standby Letters of Credit	$5,012	$4,818	$4,239

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc. Consolidated Statements of Income (In Thousands except Share Data) (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Interest Income
Interest and Fees on Loans	$11,398	$12,133	$33,553	$37,093
Interest on Investment Securities:
Taxable	1,294	1,331	4,236	3,913
Tax Exempt	409	400	1,246	1,234
Interest-Bearing Bank Balances	50	83	202	309
Federal Funds Sold and Securities Purchased Under Resale Agreements	108	603	391	2,244

Total Interest Income	13,259	14,550	39,628	44,793

Interest Expense
Deposits	2,952	5,215	9,308	18,424
Securities Sold Under Agreements to Repurchase	4	43	37	129
Borrowings from the Federal Home Loan Bank	807	684	2,373	1,882

Total Interest Expense	3,763	5,942	11,718	20,435

Net Interest Income	9,496	8,608	27,910	24,358
Provision for Loan Losses	532	661	1,594	1,432

Net Interest Income After Provision for Loan Losses	8,964	7,947	26,316	22,926

Noninterest Income
Service Charges on Deposit Accounts	1,731	1,015	4,800	2,980
Gains on Sales of Mortgages	132	144	461	253
Gains on Sales of Investment Securities	0	0	0	541
Other Operating Income	1,192	992	3,585	3,207

Total Noninterest Income	3,055	2,151	8,846	6,981

Noninterest Expense
Personnel Expense	4,595	3,677	13,124	11,083
Occupancy Expense	370	349	1,080	1,022
Equipment Depreciation and Maintenance	478	408	1,354	1,170
Other Operating Expense	2,690	2,439	8,007	6,989

Total Noninterest Expense	8,133	6,873	23,565	20,264

Income Before Income Taxes	3,886	3,225	11,597	9,643
Income Taxes	1,282	1,047	3,824	3,118

Net Income	$2,604	$2,178	$7,773	$6,525

Earnings Per Share:
Basic	$0.31	$0.26	$0.92	$0.77
Diluted	0.30	0.26	0.91	0.77
Weighted Average Shares Outstanding:
Basic	8,465,715	8,440,246	8,459,689	8,438,026
Diluted	8,572,035	8,488,810	8,544,877	8,478,070
Cash Dividends Declared per Share	$0.15	$0.14	$0.45	$0.42

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc. Consolidated Statements of Changes in Shareholders’ Equity (In Thousands) (Unaudited)					Accumulated
			Directors'		Other	Total
	Common	Paid-In	Deferred	Retained	Comprehensive	Shareholders'
	Stock	Capital	Plan	Earnings	Income	Equity

Balances at December 31, 2000	$42,164	$9,837	$(797)	$23,019	$20	$74,243
Net Income				6,525		6,525
Change in unrealized loss on securities available for sale, net of deferred income taxes					1,040	1,040

Comprehensive income						7,565
Cash dividends declared on common stock				(3,545)		(3,545)
Common stock issued for stock options exercised	45	23				68
Common stock acquired			(74)			(74)

Balances at September 30, 2001	$42,209	$9,860	$(871)	$25,999	$1,060	$78,257

Balances at December 31, 2001	$42,209	$9,860	$(878)	$27,444	$708	$79,343
Net Income				7,773		7,773
Change in unrealized gain on securities available for sale, net of deferred income taxes					1,363	1,363

Comprehensive income						9,136
Cash dividends declared on common stock				(3,808)		(3,808)
Common stock issued for stock options exercised	221	142				363
Common stock acquired	(100)	(304)	(108)			(512)

Balances at September 30, 2002	$42,330	$9,698	$(986)	$31,409	$2,071	$84,522

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30

	2002	2001

Cash Flow from Operating Activities
Net Income	$7,773	$6,525
Adjustments to reconcile net income to net cash:
Depreciation and amortization	1,244	1,102
Securities premium amortization and discount accretion, net	50	37
(Increase) decrease in loans held for sale	4,961	(1,734)
Deferred income taxes	(353)	(255)
Income taxes payable	(137)	377
(Increase) decrease in income earned but not received	(79)	(89)
Increase (decrease) in interest accrued but not paid	(610)	(1,048)
Net (increase) decrease in other assets	(2,549)	111
Net increase (decrease) in other liabilities	819	15,339
Provision for loan losses	1,594	1,432
(Gain) loss on sale of investment securities	0	(541)
(Gain) loss on sale of premise and equipment	(14)	(24)

Net Cash provided by operating activities	12,699	21,232

Cash Flow From Investing Activities
Purchases of securities held to maturity	(332)	(1,504)
Proceeds from maturities of securities held to maturity	12,923	18,579
Proceeds from sales of securities held to maturity	0	0
Purchases of securities available for sale	(18,950)	(68,751)
Proceeds from maturities of securities available for sale	22,800	27,100
Proceeds from sales of securities available for sale	0	555
Net (increase) decrease in loans made to customers	(49,165)	(8,270)
Purchases of premises and equipment	(2,665)	(1,619)
Proceeds from sale of premises and equipment	48	56
Net (increase) decrease in federal funds sold and securities purchased under resale agreements	6,226	(3,080)

Net cash (used by) provided by investing activities	(29,115)	(36,934)

Cash Flow from Financing Activities
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	53,504	28,754
Net increase (decrease) in time deposits	(21,328)	(16,386)
Net increase (decrease) in securities sold under agreements to repurchase	(1,891)	261
Proceeds from long term debt	0	10,000
Payments on long term debt	(300)	(2,150)
Dividends Paid	(3,808)	(3,545)
Proceeds from issuance of common stock	363	68
Common stock acquired	(512)	(74)

Net cash provided by (used by) financing activities	26,028	16,928

Increase (decrease) in cash and cash equivalents	9,612	1,226
Cash and cash equivalents at the beginning of the period	35,918	34,673

Cash and cash equivalents at the end of the period	$45,530	$35,899

Supplemental Disclosures of Cash Flow Information
Cash paid during the years for:
Interest	$12,328	$21,483
Income Taxes	4,314	3,251
Supplemental Disclosures of Noncash Transactions
Transfer of loans to other real estate owned	$2,456	$1,329
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	2,218	1,693
Change in deferred income taxes	(855)	(653)
Change in shareholders’ equity	1,363	1,040

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2002 and 2001

Note 1.      Basis of Presentation

The accompanying interim unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

LSB Bancshares, Inc. is a bank holding company headquartered in Lexington, North Carolina. Bancshares principal business is providing banking and other financial services through its banking subsidiary, Lexington State Bank (“LSB”). LSB has two wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. and LSB Investment Services, Inc. LSB offers a complete array of services in commercial banking including accepting deposits, corporate cash management, discount brokerage, IRA plans, secured and unsecured loans and trust functions through twenty-four branch offices in fifteen communities located in Davidson, Forsyth, Stokes and Guilford counties.

LSB has two subsidiaries that operate within its market area. Peoples Finance offers secured and unsecured loans to individuals up to a maximum of $10,000 as well as dealer originated loans. LSB Investment Services offers products through UVEST Investment Services, an independent broker-dealer. Investments are neither deposits nor obligations of Lexington State Bank, nor are they guaranteed or insured by any depository institution, the FDIC, or any other government agency.

For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2.      Investment Securities

The valuations of investment securities as of September 30, 2002 and December 31, 2001 were as follows (in thousands):

	September 30, 2002
				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. Treasury and other U.S government agency obligations	$14,009	$458	$0	$14,467
State, county and municipal securities	32,030	2,066	1	34,095

Total securities held to maturity	$46,039	$2,524	$1	$48,562

				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Treasury and other U.S government agency obligations	$86,636	$3,285	$0	$89,921
State, county and municipal securities	1,854	86		1,940
Federal Home Loan Bank stock	3,165	0	0	3,165

Total securities available for sale	$91,655	$3,371	$0	$95,026

	December 31, 2001
				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. Treasury and other U.S government agency obligations	$25,022	$718	$0	$25,740
State, county and municipal securities	33,613	834	445	34,002

Total securities held to maturity	$58,635	$1,552	$445	$59,742

				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Treasury and other U.S government agency obligations	$91,029	$1,267	$141	$92,155
State, county and municipal securities	1,355	38	11	1,382
Federal Home Loan Bank stock	3,165	0	0	3,165

Total securities available for sale	$95,549	$1,305	$152	$96,702

No investment securities were sold during the period ending September 30, 2002.

Investment securities with amortized cost of $95,130,000 and $95,088,694, as of September 30, 2002 and December 31, 2001, respectively, were pledged to secure public deposits and for other purposes. The Bank also has a $20,000,000 irrevocable letter of credit with FHLB that is used in lieu of securities to pledge against public deposits.

Note 3.      Loans (Table in thousands)

A summary of consolidated loans follows:

	September 30

	2002	2001

Commercial, financial, & agricultural	$261,684	$187,953
Real estate — construction	29,997	35,624
Real estate — mortgage	276,331	261,681
Installment loans to individuals	55,282	61,759
Lease financing	488	93
Other	7,907	10,703

Total loans, net of unearned income	$631,689	$557,813

As of January 1, 1995, the Corporation adopted SFAS 114 as amended by SFAS 118 for impaired loans. The statements subject all loans to impairment recognition except for large groups of smaller-balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Corporation generally considers loans to be impaired when future payments of principal and interest are in doubt. Included in impaired loans are loans that are consistently past due, loans 90 days or more past due and nonaccrual loans. Interest income on impaired loans is recognized consistent with the

Corporation’s income recognition policy of daily accrual of income until the loan is determined to be uncollectible and placed in a nonaccrual status. For all impaired loans other than nonaccrual loans, interest income totaling $98,872 for the period was recorded on an accrual basis. Interest income on nonaccrual loans is recognized on a cash basis. No interest was collected during the period on nonaccrual loans since being placed in a nonaccrual status. Interest income on nonaccrual loans that would have been recorded in accordance with the original terms of the notes was $110,346. The adoption of SFAS 114 and SFAS 118 did not have a material effect on the Corporation’s financial position or results of operations and required no increase to the reserve for loan and lease losses.

At September 30, 2002, the total investment in loans that are considered impaired under SFAS 114 was $7,063,000, including nonaccrual loans of $717,000. A related valuation allowance of $1,222,000 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended September 30, 2002 was approximately $6,951,000.

At September 30, 2002, loans totaling $ 10,795,000 were held for sale stated at the lower of cost or market on an individual loan basis.

Note 4.      Reserve for Loan Losses (in thousands)

     The following sets forth the analysis of the consolidated reserve for loan losses:

	Nine Months Ended
	September 30
	2002	2001

Balances at beginning of periods	$6,440	$5,959
Provision for loan losses	1,594	1,432
Recoveries of amounts previously charged off	190	207
Loan losses	(1,069)	(1,462)

Balances at end of periods	$7,155	$6,136

Note 5.      Other Accounting Changes

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 establishes new accounting and reporting requirements for derivative instruments embedded in other contracts and hedging activities. In June 2000, the FASB issued SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. SFAS 138 addresses issues related to the implementation of SFAS 133. Bancshares does not presently have any derivative instruments within the definition of SFAS 133 and does not anticipate any material effect on its financial position or operating results from adoption of the standard.

In September 2000, the FASB issued SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” which replaces SFAS 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures regarding these activities. SFAS 140 is effective for transfers and servicing of financial assets or extinguishment of liabilities that occur after March 31, 2001. Bancshares adopted SFAS 140 with no resulting material effect on its financial position or operating results.

In June 2001, the FASB issued SFAS 141, “Business Combinations”. SFAS 141 supersedes APB Opinion Number 16, “Business Combinations”. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations in the scope of SFAS 141 be accounted for using the purchase method of accounting. SFAS 141 is effective for business combinations initiated after June 30, 2001. Bancshares has no current application for SFAS 141.

In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that goodwill and other intangible assets that have indefinite lives are to no longer be amortized unless there is an impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. At December 31, 2001, Bancshares had $490,330 in goodwill which will no longer be amortized, but will be monitored for impairment annually.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operation for LSB Bancshares, Inc, (“Bancshares”) and its wholly owned subsidiary, Lexington State Bank (“LSB”) for the three months and nine months ended September 30, 2002 and 2001. The consolidated financial statements also include the accounts and results of operation of LSB’s wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. (“Peoples Finance”) and LSB Investment Services, Inc. (“LSB Investment Services”). This discussion and analysis is intended to complement the unaudited financial statements, footnotes and supplemental financial data in this Form 10Q, and should be read in conjunction therewith.

This report contains certain forward-looking statements related to anticipated future operating and financial performance, and other similar statements of expectations. These forward-looking statements are based on estimates, beliefs and assumptions made by management and are not guarantees of future performance. Actual results may differ from those expressed or implied as the result of various factors, including: (1) the strength of the United States economy generally and the strength of the local economies in which Bancshares conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Bancshares’ loan portfolio and allowance for loan losses; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Bancshares’ capital markets and capital management activities, including, without limitation, Bancshares’ private equity investment activities and brokerage activities; (5) the timely development of competitive new products and services by Bancshares and the acceptance of these products and services by new and existing customers; (6) the willingness of customers to accept third party products marketed by Bancshares; (7) the willingness of customers to substitute competitors’ products and services for Bancshares’ products and services and vice versa; (8) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking and securities); (9) technological changes; (10) changes in consumer spending and saving habits; (11) the effect of corporate restructurings, acquisitions and/or disposition, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (12) the growth and profitability of Bancshares’ noninterest or fee income being less than expected; (13) unanticipated regulatory or judicial proceedings; (14) the impact of changes in accounting policies by the Securities and Exchange Commission; (15) adverse changes in financial performance and/or condition of Bancshares’ borrowers which could impact repayment of such borrowers’ outstanding loans; and (16) Bancshares’ success at managing the risks involved in the foregoing. Bancshares cautions that the foregoing list of important factors is not exclusive. Bancshares does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Bancshares.

Critical Accounting Policies

The accounting and reporting policies of the bank and its subsidiaries comply with generally accepted accounting principles in the United States and conform to standards within the industry. The allowance for loan and lease losses policy is particularly critical, as it requires the most subjective and complex judgments from senior management. Management considers several factors in determining the allowance for loan and lease losses. These include economic conditions, advice of regulators, historical experience and factors affecting particular borrowers. Changes in the assumptions of these policies could result in a significant impact on the bank’s financial statements. For further information, see the Asset Quality and Provision for Loan Losses section.

Disclosure Controls and Procedures, and Internal Controls

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures, and our internal controls, as required by the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission, and have concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net Interest Income

The primary source of earnings for the Corporation is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.

The dramatic decline in interest rates during 2001 has put interest income and interest expense for 2002 below prior year levels on a comparative basis. For the third quarter of 2002, total interest income of $13.259 million was down 8.9% compared to $14.550 million for the third quarter of 2001. Total interest expense for the third quarter of 2002 of $3.763 million was down 36.7% compared to $5.942 million for the third quarter of 2001. Net interest income for the third quarter of 2002 of $9.496 million increased 10.3% compared to $8.608 million for the third quarter of 2001. The bank’s net interest margin has continued to improve during each of the quarters of 2002. The net interest margin for the third quarter of 2002 was 4.90% compared to 4.46% for the fourth quarter of 2001 and 4.53% for the third quarter of 2001. Emphasis on relationship banking with a more disciplined approach to asset and liability pricing has benefited the bank’s net interest margin and interest income.

Noninterest Income and Expense

Third quarter 2002 noninterest income of $3.055 million increased $904,000 or 42.0% compared to second quarter 2001 noninterest income of $2.151 million. Fee income related to service charges on deposit accounts for the third quarter of 2002 increased $716,000 or 70.5% compared to the third quarter of 2001. The increase in deposit account fee income is primarily attributable to a new product introduction in the fourth quarter of 2001 and to an increase in certain service fees in the second quarter of 2002. Gains on the sale of mortgage loans declined slightly in the third quarter of 2002 compared to the same period in 2001. Fee income from mortgage refinancing and sales into the secondary market continued to be strong in the current low interest rate environment. Other operating income for the third quarter of 2002 of $1.192 million increased $200,000 or 20.2% compared to the third quarter of 2001. Within the other operating income category, fee income from the Bank’s bankcard division increased $82,000 or 21.3% the third quarter of 2002 compared to the corresponding period in 2001. In the third quarter of 2002, insurance commissions related to loans increased $18,000 or 43.1% compared to the third quarter of 2001. Commissions generated by LSB Investment Services increased $94,000 or 74.1% in the third quarter of 2002 compared to the corresponding quarter of 2001. LSB Investment Services generates commission income from the sale of mutual funds, annuities and equities.

Third quarter 2002 noninterest expense of $8.133 million increased $1.260 million or 18.3% compared to $6.873 million for the third quarter of 2001. Personnel expense for the third quarter of 2002, comprised of salaries and fringe benefits, increased $918,000 or 25.0% over the third quarter of 2001. The increase is attributable to normal increases in compensation and increases in the number of full-time equivalent employees as the Bank expands into Guilford County. Occupancy expense during the third quarter of 2002 was up $21,000 or 6.0% compared to the third quarter of 2001, while equipment depreciation and maintenance expense increased $70,000 or 17.2% for the same period. Other operating expense of $2.690 million in the third quarter of 2002 increased by $251,000 or 10.3% compared to $2.439 million in the third quarter of 2001. Within the other operating expense category, automated processing expenses were up in the third quarter of 2002 by $75,000 or 19.6% compared to the third quarter of 2001. Advertising expense increased $27,000 or 23.3% in the third quarter of 2002 compared to the corresponding quarter of 2001. Expense associated with the Bank’s bankcard division increased in the third quarter of 2002 by $123,000 or 44.2% compared to the third quarter of 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net Interest Income

Lower interest rates year over year put both interest income and interest expense below last years level. Total interest income for the first nine months of 2002 of $39.628 million was down $5.165 or 11.5% compared to $44.793 million for the first nine months of 2001. Total interest expense for the first nine months of 2002 of $11.718 million was down $8.717 million or 42.7% compared to $20.435 million for the first nine months of 2001. During 2002, the bank has emphasized asset/liability pricing and relationship banking. This has resulted in a much stronger net interest margin and subsequent net interest income. Net interest income of $27.910 million for the first nine months of 2002 increased $3.552 million or 14.6% compared to $24.358 million for the first nine months of 2001.

For the period ended September 30, 2002 deposits were up $32.176 million or 4.7% compared to December 31, 2001 and $29.996 million or 4.4% compared to September 30, 2001. Higher cost deposits (certificates of deposit) have decreased during the periods being compared improving overall cost of funds. Demand deposits were up $1.380 million or 1.7% from December 31, 2001 and $8.445 million or 11.2% compared to the September 30, 2001. Savings, NOW and money market deposits increased $52.125 million or 14.8% compared to December 31, 2001 and $56.096 million or 16.1% compared to September 30, 2001. Loan growth increased $43.325 million or 7.4% compared to December 31, 2001 and $73.876 million or 13.2% compared to September 30, 2001.

Noninterest Income and Expense

Noninterest income for the first nine months of 2002 was up $1.865 million or 26.7% compared to the first nine months of 2001. In the second quarter of 2001, a gain of $541,000 was realized from the sale of stock held in a corporation providing electronic transaction processing to financial institutions. Excluding non-recurring gains from sales of investment securities, noninterest income for the first nine months of 2002 was up $2.406 million or 37.4%. Fee income from service charges on deposit accounts for the first nine months of 2002 increased $1.820 million or 61.1% compared to the first nine months of 2001. The increase in deposit account fee income is primarily attributable to a new product introduction in the fourth quarter of 2001 and to an increase in certain service fees in the second quarter of 2002. Gains on the sale of mortgage loans of $461,000 for the first nine months of 2002 increased $208,000 or 82.2% compared to $253,000 for the first nine months of 2001. In the current low interest rate environment, fee income from mortgage refinancing and sales to the secondary market continues to be strong. For the first nine months of 2002, other operating income increased $378,000 or 11.8% compared to the first nine months of 2001. Fee income from the Bank’s bankcard division for the first nine months of 2002 was up $179,000 or 15.8% compared to the same period of 2001. General fee and commission income generated by the bank and its finance subsidiary for the first nine months of 2002 was up $136,000 compared to the first nine months of 2001. Expanded activity within the finance subsidiary accounted for the majority of this increase. Commissions generated by the investment services’ subsidiary increased $132,000 or 27.5% the first nine months of 2002 compared to the first nine months of 2001. The bank’s investment services subsidiary generates commission income from the sale of mutual funds, annuities and equities.

Noninterest expense of $23.565 million for the first nine months of 2002 was up $3.301 million or 16.3% compared to $20.264 million for the first nine months of 2001. Personnel expense for the first nine months of 2002, comprised of salaries and fringe benefits, increased $2.041 million or 18.4% compared to the first nine months of 2001. Normal increases to compensation and additions to staff, primarily sales staff, accounted for personnel expense being higher in 2002. Staff increases came as the bank expanded into Guilford County and with business expansion within the bank’s two subsidiaries. Occupancy expense was up $58,000 or 5.7% for the first nine months of 2002 compared to the same period in 2001. Equipment depreciation and maintenance expense increased $184,000 or 15.7% for the period being compared. Other operating expense for the first nine months of 2002 of $8.007 million increased by $1.018 million or 14.6% compared to $6.989 million for the first nine months of 2001. For the first nine months of 2002, advertising expense increased $341,000 or 123.8% compared to the corresponding period of 2001 as the bank continued its branding and marketing campaign. Preparation for the campaign was begun in the fourth quarter of 2001 and will continue through 2002 with some increase in associated expense. Expense associated with the Bank’s bankcard division for the first nine months of 2002 increased by $237,000 or 29.1% compared to the first nine months of 2001. Automated processing expenses for the first nine months of 2002 of $1.367 million increased $127,000 or 10.3% compared to $1.239 million for the first nine months of 2001.

Asset Quality and Provision for Loan Losses

Loan loss reserves at September 30, 2002 were $7.155 million or 1.13% of loans outstanding compared to $6.440 million or 1.09% of loans outstanding at December 31, 2001 and $6.136 million or 1.10% at September 30, 2001. Nonperforming assets (including loans over 90 days past due and still accruing) totaled $6.794 million or 0.78% of total assets at September 30, 2002 compared to $4.551 million or .55% of total assets at December 31, 2001 and $3.713 million or .44% of total assets at September 30, 2001. Continued weakness in the economy has caused some increase in nonperforming loans. Nonperforming assets include nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. As of September 30, 2002, Bancshares had $2.265 million in restructured loans, $2.673 million in other real estate and $717,000 in nonaccrual loans. Accruing loans past due 90 days or more were $1.139 million at September 30, 2002 compared to $2.412 million at December 31, 2001 and $1.688 million at September 30, 2001. The accrual of interest is generally discontinued on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest can be assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At September 30, 2002, the reserve for loan losses was 1.05 times non-performing assets, compared to 1.42 times at December 31, 2001 and 1.65 at September 30, 2001.

Responsibility for market risk management resides with the Asset/Liability Management Committee (“ALCO”). The ALCO Committee monitors market conditions, interest rate trends and the economic environment in its decision-making process. Based upon its view of existing and expected market conditions, balance sheet strategies are adopted to optimize net interest income while minimizing the risks associated with unanticipated changes in interest rates.

The provision for loan losses that was charged to operations the first nine months of 2002 was $1.594 million compared to $1.432 million for the same period in 2001. The slight increase in the provision for loan losses is attributable to growth in outstanding loans. Net charge-offs for the nine months ended September 30, 2002 were $879,000, or .20% of average loans outstanding on an annualized basis compared to $1.255 million or .30% for the first nine months of 2001. Management continues to monitor the asset quality of the loan portfolio. Loans charged-off are recorded based upon the financial condition of the borrower and the likelihood of repayment.

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

ASSET QUALITY ANALYSIS

	Quarter Ended		Year Ended	Quarter Ended
	9/30/2002		12/31/2001	9/30/2001

RESERVE FOR LOAN LOSSES
Beginning Balance	$6,440		$5,959	$5,959
Provision for loan losses	1,594		1,862	1,432
Net (charge-off) recoveries	(879)		(1,381)	(1,255)

Ending balance	7,155		6,440	6,136
RISK ASSETS
Nonaccrual loans	$717		$935	$635
Foreclosed real estate	2,673		880	1,060
Restructured loans	2,265		324	330
Loans 90 days or more past due and still accruing	1,139		2,412	1,688

Total risk assets	6,794		4,551	3,713
ASSET QUALITY RATIOS
Nonaccrual loans as a percentage of total loans	0.11%		0.20%	0.11%
Nonperforming assets as a percentage of:
Total assets	0.78		0.55	0.44
Loans plus foreclosed property	1.07		0.44	0.66
Net charge-offs as a percentage of average loans	0.20	X	0.24	0.30	X
Reserve for loan losses as a percentage of loans	1.13		1.09	1.10
Ratio of reserve for loan losses to:
Net charge-offs	6.10	X	4.66	3.67	X
Nonaccrual loans	9.98		6.89	9.66

*N/M Denotes Non Meaningful
X Denotes Annualized

Income Taxes

Accrued taxes applicable to income for the nine-month period ended September 30, 2002 were $3.824 million compared to $3.118 million for the nine-month period ended September 30, 2001. Pretax income for the first nine months of 2002 of $11.597 million was up $1.954 million compared to $9.643 million for the first nine months of 2001. The increase in accrued taxes for the period ended September 30, 2002 is primarily due to the higher taxable income.

Capital Resources and Shareholders’ Equity

Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off-balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders’ equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the reserve for loan losses and certain long-term debt. At September 30, 2002, based on these measures, Bancshares’ had a Tier 1 capital ratio of 13.22% compared to the regulatory requirement of 4% and total capital ratio of 14.37% compared to an 8% regulatory requirement.

Additional regulatory capital measures include the Tier 1 leverage ratio. The Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At September 30, 2002, Bancshares’ Tier 1 leverage ratio was 9.70%.

In November of 1998, the Board of Directors of Bancshares (“Board”) approved a stock repurchase program for up to 300,000 shares of its common stock, or approximately 3.4% of its outstanding shares. The Board authorized the repurchase of shares of common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. The repurchase plan is intended to help Bancshares achieve its goal of building shareholder value and maintaining appropriate capital levels. On August 11, 1999, Bancshares approved an extension of its stock repurchase program for up to an additional 300,000 shares of its common stock, or approximately 3.5% of its then outstanding shares. During 2002, Bancshares has purchased 20,000 shares under the plan at an average cost of $20.20.

Market Risk Management

Bancshares’ market risk arises primarily from the interest rate risk inherent in its lending and deposit-taking activities. The objectives of market risk management are to ensure long-range profitability performance and minimize risk, adhere to proper liquidity and maintain sound capital. To meet these goals, the Asset/Liability Management Committee (“ALCO”) monitors the exposure to interest rate risk, balance sheet trends, pricing policies and liquidity position. The objectives are to achieve relatively stable net interest margins and assure liquidity through coordinating the volumes, maturities or repricing opportunities of earning assets, deposits and borrowed funds. This is accomplished through strategic pricing of asset and liability accounts. As a result of this management, appropriate maturities and/or repricing opportunities are developed to produce consistent earnings during changing interest rate environments.

Based upon its view of existing and expected market conditions, ALCO adopts balance sheet strategies intended to optimize net interest income to the extent possible while minimizing the risk associated with unanticipated changes in interest rates. Core deposits have historically been the primary funding sources for asset growth. Correspondent relationships have been maintained with several large banks in order to have access to federal funds purchases when needed. The Bank also has available lines of credit maintained with the Federal Home Loan Bank (the “FHLB”) that can be used for funding and/or liquidity needs. The Bank has a $20 million irrevocable letter of credit with FHLB that is used in lieu of securities to pledge against public deposits. The Bank also has a retail CD brokerage agreement, which provides an additional source for liquidity or funding needs.

To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and interest-sensitive liabilities. The bank uses an asset/liability simulation model to produce a gap analysis. The simulation model computes projected runoff of deposits that do not have contractual maturity dates. On September 30, 2002 the gap between interest-sensitive assets and interest-sensitive liabilities was a positive $64,379,000 or 1.21. Under current economic conditions, management believes that is an acceptable ratio.

Asset/liability management also addresses liquidity positioning. Liquidity management is required in order to fund current and future extensions of credit, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. As such, it is related to interest rate sensitivity management, in that each is affected by maturing assets and liabilities. While interest sensitivity management is concerned with repricing intervals of assets and liabilities, liquidity management is concerned with the maturities of those respective balances. The bank’s liquidity position is primarily accomplished through deposit growth, loan repayments and investment securities management. The bank also has access to federal fund lines at correspondent banks and borrowings from the Federal Reserve discount window.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

Bancshares’ market risk arises primarily from the interest rate risk inherent in its lending and deposit-taking activities. The structure of Bancshares’ loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. Bancshares’ does not maintain a trading account nor is it subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with the Asset/Liability Management Committee (“ALCO”), which is appointed by the Board of Directors. ALCO meets on a regular basis to review interest rate risk exposure and liquidity positions. Balance sheet management and funding strategies are reviewed to ensure that any potential impact on earnings and liquidity, resulting from a fluctuation in interest rates is within acceptable standards.

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
The Corporation did not file any reports on Form 8-K during the nine months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date November 7, 2002	LSB BANCSHARES., INC. (Registrant)

	By: Name: Title:	/s/ Monty J. Oliver Monty J. Oliver Secretary and Chief Financial Officer (Authorized Officer and Chief Accounting Officer)

CERTIFICATIONS

     I, Robert F. Lowe, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of LSB Bancshares, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ Robert F. Lowe

Robert F. Lowe Chief Executive Officer and President

CERTIFICATIONS

     I, Monty J. Oliver, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of LSB Bancshares, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002
/s/ Monty J. Oliver

Monty J. Oliver Chief Financial Officer, Secretary and Treasurer