Form 10-K
period 2002-12-31
LSB BANCSHARES INC /NC/
filed 2003-03-20
CIK 714530

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002
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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value (average of the bid and asked prices) of the voting stock held by nonaffiliates of the registrant as of January 31, 2003 was $127,087,770 and the number of shares outstanding was 8,472,518.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2002 are incorporated by reference into Parts I and II of this report. Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2003 are incorporated by reference into Part III of this report.

Form 10-K Cross-Reference Index

This 2002 Annual Report and Form 10-K of the registrant incorporates into a single document the 2002 Annual Report to Shareholders and the Annual Report on Form 10-K for the year ended December 31, 2002 filed by the registrant with the Securities and Exchange Commission. This Form 10-K Annual Report incorporates by reference certain information contained in the Annual Report to Shareholders and portions of the registrant’s Proxy Statement relating to the 2003 Annual Meeting of Shareholders as is reflected in the following Cross-Reference Index.

Incorporated by Reference into the Following Items of Form 10-K		Information Appearing on the Following Pages of the:

	PART I	Annual Report Proxy Statement
Item 1.	Business	12, 15-25
Item 2.	Properties	12, 32, 35 (Notes 5 and 15)
Item 3.	Legal Proceedings	33 (Note 8)
Item 4.	Submission of Matters to a Vote of Security Holders (None)

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters	45
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	16-20, 34 (Note 13)
Item 8.	Financial Statements and Supplementary Data	26-36
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (None)

PART III

Item 10.	Directors and Executive Officers of the Registrant	5, 43
Item 11.	Executive Compensation	6-8
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	3-4
Item 13.	Certain Relationships and Related Transactions	16

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K:
	(a)	The following documents to be filed as part of the Form 10-K:
		(1)	Financial Statements:
			Independent Accountants’ Audit Report	37

			Consolidated Balance Sheets – December 31, 2002 and 2001	26

			Consolidated Statements of Income – Years Ended December 31, 2002, 2001 and 2000	27

			Consolidated Statements of Changes in Shareholders’ Equity Years Ended December 31, 2002, 2001 and 2000	28

			Consolidated Statements of Cash Flows – Years Ended December 31, 2002, 2001 and 2000	29

			Notes to Consolidated Financial Statements	30-36

		(2)	Financial Statement Schedules (None)

		(3)	Exhibits:

3.1	Articles of Incorporation of LSB Bancshares, Inc., as amended, which are incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 17, 1992 (File No. 33-54610).

3.2	Bylaws of LSB Bancshares, Inc., as amended, which are incorporated by reference to Exhibit 3.2 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

39

Form 10-K Cross-Reference Index (cont’d)

Incorporated by Reference into the Following Items of Form 10-K

PART IV

Item 14. (cont’d)	4.1	Specimen certificate of common stock, $5.00 par value, which is incorporated by reference to Exhibit 4 of the registrant’s Registration Statement on Form S-l (File No. 2-99312).
	4.2	Rights Agreement dated as of February 10, 1998 by and between LSB Bancshares, Inc. and Wachovia Bank, NA,, as Rights Agent, which is incorporated by reference to Exhibit 1 of the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on March 6, 1998.
	10.1	1996 Omnibus Stock Incentive Plan, which is incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.
	10.2	1996 Management Plan, which is incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.
	10.3	1994 Director Stock Option Plan of LSB Bancshares, Inc., which is incorporated by reference to Exhibit 4 of the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 15, 1994 (File No. 33-81664).
	10.4	Employment Continuity Agreement effective as of December 24, 1997 between LSB Bancshares, Inc. and Nicholas A. Daves, which is incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
	10.5	Employment Continuity Agreement effective as of June 9, 1998 between LSB Bancshares, Inc. and Robert F. Lowe, which is incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on form 10-K for the year ended December 31, 1998.
	10.6	Employment Continuity Agreement effective as of June 9, 1998 between LSB Bancshares, Inc. and H. Franklin Sherron, which is incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on form 10-K for the year ended December 31, 1998.
	10.7	Employment Continuity Agreement effective as of June 9, 1998 between LSB Bancshares, Inc. and Monty J. Oliver, which is incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on form 10-K for the year ended December 31, 1998.
	10.8	Employment Continuity Agreement effective as of June 9, 1998 between LSB Bancshares, Inc. and Robin A. Huneycutt, which is incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on form 10-K for the year ended December 31, 1998.
	10.9	Employment Continuity Agreement effective as of June 9, 1998 between LSB Bancshares, Inc. and Ronald W. Sink, which is incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on form 10-K for the year ended December 31, 1998.
	10.10	Employment Continuity Agreement effective as of June 9, 1998 between LSB Bancshares, Inc. and Ronald E. Coleman, which is incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on form 10-K for the year ended December 31, 1998.
	10.11	Employment Continuity Agreement effective as of June 9, 1998 between LSB Bancshares, Inc. and D. Gerald Sink, which is incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on form 10-K for the year ended December 31, 1998.
	10.12	Employment Continuity Agreement effective as of June 9, 1998 between LSB Bancshares, Inc. and Joe W. Carroll, which is incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on form 10-K for the year ended December 31, 1998.
	10.13	Employment Continuity Agreement effective as of June 9, 1998 between LSB Bancshares, Inc. and Suzanne J. Bullotta, which is incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on form 10-K for the year ended December 31, 1998.
	10.14	Employment Continuity Agreement effective as of March 1, 2001 between LSB Bancshares, Inc. and Philip G. Gibson, which is incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on form 10-K for the year ended December 31, 2001.
	10.15	Employment Continuity Agreement effective as of April 23, 2001 between LSB Bancshares, Inc. and Robert E. Lineback, Jr., which is incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on form 10-K for the year ended December 31, 2001.
	10.16	Employment Continuity Agreement effective as of October 15, 2001 between LSB Bancshares, Inc. and M. Jack Smith, which is incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on form 10-K for the year ended December 31, 2001.
	13.	2002 Annual Report to Shareholders.
	21.	List of Subsidiaries at December 31, 2002.
	23.	Consent of Turlington and Company, L.L.P.
	99.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the last quarter covered by this report.

40

Description of Business

REGISTRANT

LSB Bancshares, Inc. (“Bancshares”) is a bank holding company headquartered in Lexington, North Carolina and registered under the Bank Holding Company Act of 1956, as amended. Bancshares’ principal business is providing banking and other financial services through its banking subsidiary. Incorporated on July 1, 1983, Bancshares is the parent holding company of Lexington State Bank (“LSB”), a North Carolina-chartered commercial bank. The principal assets of Bancshares are all outstanding shares of LSB common stock. At December 31, 2002, Bancshares and its subsidiary had consolidated assets of $852 million and 397 employees.

SUBSIDIARY BANK

LSB is chartered under the laws of the State of North Carolina to engage in the business of general banking. Founded in 1949, LSB offers a complete array of services in commercial banking including accepting deposits, corporate cash management, discount brokerage, IRA plans, secured and unsecured loans and trust functions through twenty-four offices in fifteen communities located in Davidson, Forsyth, Stokes and Guilford counties in North Carolina. LSB operates the only independent trust department in Davidson County, providing estate planning, estate and trust administration, IRA trusts, personal investment accounts and pension and profit-sharing trusts.

NON-BANK SUBSIDIARIES

LSB has two wholly-owned non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. (“Peoples Finance”) and LSB Investment Services, Inc. (“LSB Investment Services”). Peoples Finance was acquired by LSB on January 1, 1984 and operates as a finance company licensed under the laws of the State of North Carolina. Peoples Finance operates from two offices located in Lexington and King, North Carolina with six employees. As a finance company, Peoples Finance offers secured and unsecured loans to individuals up to a maximum of $10,000, as well as dealer originated loans.

LSB Investment Services was incorporated under the laws of the State of North Carolina in 1994 and began operations on December 1, 1994. It offers a full range of uninsured, non-deposit investment products, including mutual funds, annuities, stocks and bonds. LSB Investment Services operates from offices located within LSB’s home office as well as Welcome, Stratford, Clemmons and King offices, with nine employees. LSB Investment Services offers products through Uvest Investment Services, an independent broker-dealer, which is a member of the National Association of Securities Dealers and the Securities Investor Protection Corporation. Investments are neither deposits nor obligations of Lexington State Bank, nor are they guaranteed or insured by any depository institution, the FDIC, or any other government agency.

COMPETITION

Commercial banking in LSB’s service area is highly competitive. LSB actively competes with national and state banks, thrift institutions, credit unions, investment brokers, mortgage and finance companies. Competition of community banks with regional and national banks has intensified significantly as a result of deregulation of the financial industry.

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

PROPERTIES

Bancshares’ principal executive offices are located at One LSB Plaza, Lexington, North Carolina. This five-story office building totals 74,800 square feet and also serves as the home office of LSB. A majority of the major staff functions are located within this office complex, which is owned by LSB.

LSB operates twenty-four offices and eight off-premise automated teller locations. Thirteen branches are owned by LSB, while eleven branches and the off-premise ATM locations are leased. LSB’s leased properties are subject to leases that expire on various dates from February 1, 2003 to February 28, 2010. Peoples Finance operates from a 1,800 square foot, one-story building located at 203 East Center Street in Lexington, which it owns and a 500 square foot, one-story building located at 607 South Main Street in King, which it leases. LSB Investment Services leases 800 square feet within the principal office building of LSB. Except as described herein, Bancshares, LSB, Peoples Finance and LSB Investment Services own all properties free and clear of encumbrances.

Summary of
Selected Financial Data

	Years Ended December 31

(In thousands, except per share data and ratios)	2002	2001	2000	1999	1998

SUMMARY OF OPERATIONS
Interest income	$52,932	$58,607	$60,943	$52,441	$49,657
Interest expense	15,185	25,619	29,202	22,373	21,682

Net interest income	37,747	32,988	31,741	30,068	27,975
Provision for loan losses	2,480	1,862	2,550	780	770

Net interest income after provision for loan losses	35,267	31,126	29,191	29,288	27,205
Noninterest income	12,000	9,758	8,063	7,187	6,585
Noninterest expense	32,040	27,311	24,540	23,068	21,151

Income before income taxes	15,227	13,573	12,714	13,407	12,639
Income taxes	5,013	4,421	3,919	3,927	3,959

Net income	$10,214	$9,152	$8,795	$9,480	$8,680

Cash dividends declared	$5,080	$4,727	$4,729	$4,775	$3,658

SELECTED YEAR-END ASSETS AND LIABILITIES
Investment securities	$128,402	$155,337	$125,332	$128,819	$143,843
Loans net of unearned income	645,548	588,364	549,065	506,078	436,014
Assets	851,793	833,327	795,570	727,759	679,006
Deposits	696,481	682,164	671,976	605,422	567,327
Shareholders’ equity	85,507	79,343	74,243	70,724	73,430
RATIOS (AVERAGES)
Net income to total assets	1.21%	1.13%	1.13%	1.35%	1.35%
Net income to shareholders’ equity	12.28	11.84	12.04	13.14	12.30
Dividend payout	49.74	51.65	53.78	50.36	42.14
Shareholders’ equity to total assets	9.87	9.56	9.41	10.28	10.96
PER SHARE DATA
Earnings per share:
Basic	$1.21	$1.08	$1.04	$1.11	$1.00
Diluted	1.20	1.08	1.03	1.09	.98
Cash dividends declared	.60	.56	.56	.56	.42
Book value at end of year	10.09	9.40	8.80	8.38	8.42

AVERAGE BALANCES AND
NET INTEREST INCOME ANALYSIS

[TABLE 1]
Fully taxable equivalent basis1 (in thousands)

		2002 Interest			2001 Interest			2000 Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans and leases receivable, net[2]	$607,620	$45,137	7.43%	$558,821	$48,584	8.69%	$535,631	$49,440	9.23%
Taxable securities	108,913	5,385	4.94	98,720	5,395	5.46	108,069	6,358	5.88
Tax exempt securities	34,143	2,324	6.81	33,081	2,232	6.75	33,995	2,358	6.94
Federal Home Loan Bank	3,165	168	5.31	2,652	179	6.75	2,411	188	7.80
Interest-bearing bank balances	5,765	91	1.58	4,628	194	4.19	6,869	424	6.17
Federal funds sold and securities purchased under resale agreements	30,754	500	1.63	66,980	2,608	3.89	43,820	2,775	6.33

Total earning assets	790,360	53,605	6.78	764,882	59,192	7.74	730,795	61,543	8.42
Non-earning assets:
Cash and due from banks	35,147			26,496			30,560
Premises and equipment	13,213			12,054			11,452
Other assets	11,376			10,638			8,517
Allowance for loan losses	(6,812)			(6,072)			(5,538)

Total assets	$843,284	$53,605		$807,998	$59,192		$775,786	$61,543

Interest-bearing liabilities:
Savings and time deposits	$609,568	$11,973	1.96%	$599,472	$22,859	3.81%	$569,038	$252,664	4.51%
Securities sold under agreements to repurchase	1,736	42	2.42	3,424	169	4.94	17,367	1,008	5.80
Borrowings from Federal Home Loan Bank	63,021	3,170	5.03	45,396	2,591	5.64	40,650	2,530	6.22

Total interest-bearing liabilities	674,325	15,185	2.25	648,832	25,619	3.95	627,055	29,202	4.66
Other liabilities and shareholders’ equity:
Demand deposits	80,640			73,675			70,937
Other liabilities	5,128			8,206			4,767
Shareholders’ equity	83,191			77,285			73,027

Total liabilities and shareholders’ equity	$843,284	$15,185		$807,998	$25,619		$775,786	$29,202

Net interest income and net interest margin[3]		$38,420	4.86%		$33,573	4.39%		$32,341	4.43%

Interest rate spread[4]			5.53%			3.79%			3.76%

[1]	Income related to securities and loans exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

[2]	The average loans and leases receivable balances include non-accruing loans. Loan fees of $2,845, $1,953, and $1,395 for 2002, 2001 and 2000, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Management’s Discussion and Analysis of Operations and Financial Condition

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

VOLUME AND RATE VARIANCE ANALYSIS

[TABLE 2]

	2002			2001
Fully taxable equivalent basis[1] (In thousands)	VOLUME	RATE	TOTAL	VOLUME	RATE	TOTAL
	VARIANCE[2]	VARIANCE[2]	VARIANCE	VARIANCE[2]	VARIANCE[2]	VARIANCE

Interest income:
Loans receivable	$3,998	$(7,445)	$(3,447)	$2,096	$(2,952)	$(856)
Taxable investment securities	529	(539)	(10)	(527)	(436)	(963)
Tax exempt investment securities	72	20	92	(62)	(64)	(126)
Federal Home Loan Bank	31	(42)	(11)	18	(27)	(9)
Interest-bearing bank balances	39	(142)	(103)	(116)	(114)	(230)
Federal funds sold	(1,016)	(1,092)	(2,108)	1,140	(1,307)	(167)

Total interest income	3,653	(9,240)	(5,587)	2,549	(4,900)	(2,351)

Interest expense:
Savings and time deposits	379	(11,265)	(10,886)	1,323	(4,128)	(2,805)
Securities sold under agreements to repurchase	(62)	(65)	(127)	(708)	(131)	(839)
Borrowings from Federal Home Loan Bank	883	(304)	579	310	(249)	61

Total interest expense	1,200	(11,634)	(10,434)	925	(4,508)	(3,583)

Increase (decrease) in net interest income	$2,453	$2,394	$4,847	$1,624	$(392)	$1,232

1Income related to securities and loans exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

2The volume/rate variance for each category has been allocated on a consistent basis between rate and volume variances, based on the percentage of rate, or volume, variance to the sum of the two absolute variances.

Critical Accounting Policies

The accounting and reporting policies of Bancshares and its subsidiary conform with accounting principles generally accepted in the United States of America and conform to standards within the industry. The allowance for loan losses policy is particularly critical, as it requires the most subjective and complex judgments from senior management. Management considers several factors in determining the allowance for loan losses. These include economic conditions, advice of regulators, historical experience and factors affecting particular borrowers. Changes in the assumptions of these policies could result in a significant impact on Bancshares’ financial statements. For further information, see the Asset Quality and Allowance for Loan Losses section.

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

The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operation for LSB Bancshares, Inc. (“Bancshares”) and its wholly-owned subsidiary, Lexington State Bank (“LSB”) for the years 2002, 2001 and 2000. The consolidated financial statements include the accounts and results of operations of LSB’s wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. (“Peoples Finance”) and LSB Investment Services, Inc. (“LSB Investment Services”). The intent of the discussion and analysis is to provide the reader with pertinent information about Bancshares and its subsidiary in the areas of liquidity, capital resources, results of operations, financial position, asset quality and interest sensitivity. It should be read in conjunction with the audited financial statements, notes and supplemental tables provided herein.

Summary

For 2002, Bancshares reported net income of $10.214 million or $1.20 per diluted share compared to $9.152 million or $1.08 per diluted share for 2001 and $8.795 million or $1.03 per diluted share for 2000. Following unprecedented interest rate reductions in 2001, the Federal Reserve made only one interest rate change

INTEREST SENSITIVITY ANALYSIS1

[TABLE 3]

	December 31, 2002

(In thousands)				Total
	1-90	91-180	181-365	Sensitive	1-5	Over
	Day	Day	Day	Within	Year	5-Year
	Sensitive	Sensitive	Sensitive	One Year	Sensitive	Sensitive	Total

Interest-earning assets:
Loans, net of unearned income	$254,264	$25,934	$54,616	$334,814	$224,029	$86,705	$645,548
U.S. Treasury securities	1,002	0	2,056	3,058	0	0	3,058
U.S. government agencies obligations	3,009	3,046	10,065	16,120	66,775	5,348	88,243
Obligations of states and political subdivisions	0	400	0	400	10,420	23,116	33,936
Federal Home Loan Bank	3,165			3,165			3,165
Interest-bearing bank balances	5,550			5,550			5,550
Federal funds sold	13,384			13,384			13,384

Total interest-earning assets	$280,374	$29,380	$66,737	$374,491	$301,224	$115,169	$792,884

Interest-bearing liabilities:
N.O.W account deposits	$56,301			$56,301	$89,780		$146,081
Money market deposits[2]	29,563			29,563	175,587		205,150
Regular savings deposits[2]	3,765			3,765	30,985		34,750
Time deposits	70,995	$58,563	$50,612	180,170	35,718		215,888
Securities sold under agreements
to repurchase	1,529			1,529			1,529
Borrowing from Federal
Home Loan Bank		5,000		5,000	30,000	$28,000	63,000

Total interest-bearing liabilities	$162,153	$63,563	$50,612	$276,328	$362,070	$28,000	$666,398

Interest sensitivity gap	$118,221	$(34,183)	$16,125	$100,163
Ratio of interest-sensitive assets/
interest-sensitive liabilities	1.73	.46	1.32	1.36

     1Interest sensitivity is computed using assets and liabilities having interest rates that can be adjusted during the period indicated.      2Maturity of deposits without a contractual maturity date was computed using an asset/liability simulation model.

SUMMARY OF INVESTMENT SECURITIES PORTFOLIO

[TABLE 4]
(In thousands)

	December 31, 2002		December 31, 2001		December 31, 2000

	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities	$3,002	$3,066	$14,030	$14,338	$21,076	$21,188
U.S. government agencies obligations	85,372	88,616	102,021	103,557	68,592	68,440
Obligations of state and political subdivisions	33,882	35,538	34,968	35,384	33,154	33,956
Federal Home Loan Bank	3,165	3,165	3,165	3,165	2,477	2,477

Total securities	$125,421	$130,385	$154,184	$156,444	$125,299	$126,061

As of the latest reported period, the registrant is not aware of any issuer, and the aggregate book value and aggregate market value of the securities of such issuer, when the aggregate book value of such securities exceeds 10% of the registrant’s shareholders’ equity.

in November of 2002. That interest rate reduction resulted in the prime interest rate dropping to 4.25% and placed interest rates, in general, at forty year lows. The economic downturn experienced in 2001 remained throughout 2002. Within Bancshares’ franchise area, low interest rates during 2002 spurred extraordinary refinancing activity, which generated increased mortgage loan fee income.

During 2002, emphasis was placed on asset/liability pricing and relationship banking with a high degree of success. As a result, Bancshares’ net interest margin improved during each quarter of 2002 and reached 4.86% on an annual basis compared to 4.39% for 2001 and 4.43% for 2000. Within these parameters, Bancshares experienced a gain in net interest income, on a tax equivalent basis, of 14.4% for 2002 compared with gains of 3.8% for 2001 and 5.1% for 2000. Noninterest income, net of a one-time gain from the sale of stock in 2001, increased $2.783 million or 30.2% in 2002. This gain was from the sale of stock in a corporation providing electronic transaction processing to financial institutions. This compares with, noninterest income gains of $1.341 million or 17.0% in 2001 and $689,000 or 9.6% in 2000. Noninterest expense increased $4.729 million or 17.3% over the prior year as the bank continued its expansion with two branch office openings in 2002. This compares with noninterest expense increases of $2.771 million or 11.3% in 2001 and $1.472 million or 6.4% in 2000. Operating results for 2002 reflected solid revenue growth that, absent major economic interruptions, management believes will continue into 2003.

Return on average assets increased to 1.21% in 2002 compared to 1.13% for 2001 and 2000. Return on average shareholders’ equity also increased in 2002, reaching 12.28% compared to 11.84% for 2001 and 12.04% for 2000.

Bancshares’ consolidated assets increased in 2002 by $18.466 million or 2.2% compared to $37.757 million or 4.7% in 2001 and $67.811 million or 9.3% in 2000. Loan demand remained strong in Bancshares’ franchise area even in a slow economy. Growth in loan volume for 2002 was $57.184 million or 9.7% compared to $39.299 or 7.2% for 2001 and $42.987 million or 8.5% for 2000. Deposit growth on the other hand remained modest in 2002 with an increase just slightly better than the prior year. In 2002, deposits grew $14.317 million or 2.1% compared to a growth of $10.188 million or 1.5% in 2001 and $66.554 million or 11.0% in 2000.

Market Risk Management

It is the design of market risk management to ensure long-range profitability performance and minimize risk, adhere to proper liquidity and maintain sound capital. To meet these objectives, the process of asset/liability management monitors Bancshares exposure to interest rate risk, balance sheet trends, pricing policies and liquidity position.

Interest rate movements and balance sheet composition affect profitability and performance. Management’s responsibility for both liquidity and interest rate sensitivity reside with a designated Asset/Liability Management Committee (“ALCO Committee”). As a part of its decision-making process, the ALCO Committee evaluates market conditions, interest rate trends and the economic environment. Based upon its view of existing and expected market conditions, the ALCO Committee adopts balance sheet strategies intended to optimize net interest income to the extent possible while minimizing the risk associated with unanticipated changes in interest rates.

Cash and cash equivalents, maturing investments and loans, and securities available for sale are principal sources of liquidity for LSB. Correspondent relationships are also maintained with several large banks in order to have access to federal fund purchases as a secondary source of liquidity. LSB also has available lines of credit maintained with the Federal Home Loan Bank of Atlanta (“FHLB”), which can be used for funding, and/or liquidity needs. This credit is collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences. LSB has two $10.000 million irrevocable letters of credit with FHLB that are used in lieu of securities to pledge against public deposits. LSB also has a retail CD brokerage agreement that provides an additional source of liquidity for funding needs.

Asset/Liability management includes analyzing interest rate sensitivity, which pertains to possible changes in the rates of certain assets and liabilities before their scheduled maturities. The ALCO Committee process seeks to match maturities and repricing opportunities of interest-sensitive assets and liabilities to minimize risk of interest rate movements. A complete discussion of the effects of these respective portfolios on LSB’s performance for 2002 can be found under the headings of Earning Assets and Interest-Bearing Liabilities. The interest rate sensitivity gap schedule analyzing the interest rate risk as of December 31, 2002 is presented in Table 3. Within this analysis, projected runoff of deposits that do not have a contractual maturity date was computed using LSB’s simulation model. As interest rate sensitivity is continually changing, Table 3 reflects LSB’s balance sheet position at one point in time and is not necessarily indicative of its position on other dates. On December 31, 2002 the one-year cumulative interest rate sensitivity gap was a positive $100.163 million for a ratio of interest-sensitive assets to interest-sensitive liabilities of 1.36.

Asset/Liability management also addresses liquidity positioning. Liquidity management is required in order to fund current and future extensions of credit, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. As such, it is related to interest rate sensitivity management, in that each is affected by maturing assets and liabilities. While interest rate sensitivity management is concerned with repricing intervals of assets and liabilities, liquidity management is concerned with the maturities of those respective balances. An appropriate liquidity position is further accomplished through deposit growth and access to sources of funds other than deposits, such as the federal funds market. Traditionally, LSB has been a seller of excess investable funds in the federal funds market and uses these funds as a part of its liquidity management. Net cash provided by operating activities, a primary source of liquidity, was $14.216 million in 2002 compared to $5.786 million in 2001 and $13.961 million in 2000. Details of cash flows for the years 2002, 2001 and 2000 are provided in the Consolidated Statements of Cash Flows.

INVESTMENT SECURITIES PORTFOLIO
MATURITY SCHEDULE

[TABLE 5]

	December 31, 2002

		Weighted
	Amortized	Average
(In thousands)	Cost	Yield[1]

U.S. Treasury securities:
Within one year	$3,003	5.33%
One to five years	0	0.00

Total	3,003	5.33

U.S. government agencies obligations:
Within one year	15,998	5.56
One to five years	64,355	4.67
Five to ten years	5,018	5.40

Total	85,371	4.88

Obligations of states and political subdivisions:
Within one year	400	9.26
One to five years	10,401	7.57
Five to ten years	11,730	7.27
After ten years	11,351	6.87

Total	33,882	7.72

Federal Home Loan Bank	3,165	5.30

Total securities	$125,421	5.55

[1]	Income related to securities and loans exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

Net Interest Income

Net interest income for LSB represents the dollar amount by which income generated from earning assets exceeds its cost of funds. Net interest income is the primary source of revenue for LSB. Interest-earning assets consist primarily of loans and investment securities. These assets are subject to credit and interest rate risk, which are discussed in detail in the Asset Quality and Allowance for Loan Losses section. Net interest income is affected by various factors, among which are the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned and paid on those assets and liabilities. Table 1 provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three years ended December 31, 2002, 2001 and 2000. Tax-exempt income has been adjusted so that it will be comparable to taxable income.

On a tax-equivalent basis, net interest income for 2002 increased $4.847 million or 14.4% compared to gains of $1.232 million or 3.8% for 2001 and $1.569 million or 5.1% for 2000. The increase in net interest income for 2002 is primarily attributable to a steeper decline in the cost of funds compared to the yield on earning assets. In 2002, Bancshares focused on asset/liability pricing and relationship banking. The result was an improved net interest margin and increased earnings.

On a tax-equivalent basis, the net interest margin for 2002 increased to 4.86% compared to 4.39% for 2001 and 4.43% for 2000. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The Federal Reserve reduced interest rates only once in 2002 following eleven reductions during 2001 placing interest rates at historical lows. Normal repricing that occurred during 2002 within the bank’s asset and liability portfolios reduced both yields on earning assets and rates on interest-bearing liabilities. Net interest margin improvement was affected through positioning of the bank’s balance sheet to maximize the benefit within the earning assets portfolio while reducing the cost on interest-bearing liabilities. In 2002, the average yield on earning assets declined by 96 basis points while the average rate on interest-bearing liabilities declined by 170 basis points. This increased the interest rate spread in 2002 by 74 basis points compared to a three basis point increase in 2001.

Average earning assets in 2002 increased $25.478 million or 3.3% compared to increases of $34.087 million or 4.7% in 2001 and $75.383 million or 11.5% in 2000. The increase in interest- bearing liabilities for 2002 was nearly the same as earning assets at $25.493 million or 3.9%. This compares to gains in interest-bearing liabilities for 2001 of $21.777 million or 3.5% and $72.067 million or 13.0% for 2000. A more detailed discussion of volume and rate variance is provided under the sections of Earning Assets and Interest-Bearing Liabilities. An analysis of volume and rate changes is presented in Table 2.

AVERAGE TOTAL DEPOSITS

[TABLE 6]

	2002		2001		2000
(In thousands)
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Demand deposits	$79,780		$73,675		$70,937
N.O.W. account deposits	134,402	0.72%	112,327	1.39%	110,556	2.02%
Money market deposits	209,185	1.71	187,995	3.54	168,160	4.65
Regular savings deposits	34,647	0.72	32,965	1.13	34,307	1.83
Time deposits	232,194	3.06	266,185	5.36	256,015	5.86

Total deposits[1]	$690,208		$673,147		$639,975

December 31, 2002

		Over 3	Over 6
	3 Months	Through	Through	Over 12
	Or Less	6 months	12 months	Months	Total

Time deposit maturity schedule:[2]
Time deposits of $100,000 or more	$36,917	$18,398	$12,543	$2,361	$70,219

[1]	The bank has no deposits in foreign offices.

[2]	The bank has no other time deposits of $100,000 or more issued by domestic offices.

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

The average balance of the loan portfolio for 2002 increased $48.799 million or 8.7% compared to increases of $23.190 million or 4.3% for 2001 and $61.956 million or 13.1% in 2000. While loan growth in 2002 was double that of 2001, it was not enough to overcome the decline in portfolio yields. As shown in Table 2, the loan portfolio’s positive volume variance of $3.998 million was over shadowed by a negative rate variance of $7.445 million producing a total negative variance for 2002 of $3.447 million. The average yield on loan receivables declined 126 basis points in 2002 compared to a decline of 54 basis points in 2001.

The average balance of the total investment securities portfolio was $146.221 million in 2002 compared to $134.453 million in 2001 and $144.475 million in 2000. Investment securities held-to-maturity at December 31, 2002 were $44.030 million compared to $58.635 million at December 31, 2001. Investment securities available-for-sale at December 31, 2002 were $84.372 million compared to $96.702 million at December 31, 2001. The average balance of the taxable investment securities portfolio increased $10.193 million in 2002 resulting in a positive volume variance of $529,000. Yields on the portfolio declined 52 basis points in 2002 producing a negative rate variance of $539,000, resulting in a total negative variance of $10,000. The average balance of the tax-exempt securities portfolio in 2002 declined $1.062 million or 3.2% from 2001 levels, as yields increased a marginal 6 basis points producing a positive total variance of $92,000.

On average, funds maintained with the FHLB increased $513,000 or 19.3% in 2002 producing a positive volume variance of $31,000, while a decline of 144 basis points in the average yield resulted in a negative rate variance of $42,000 and a total negative variance of $11,000.

The average balance of short-term investments in interest bearing accounts with bank-approved institutions increased $1.137 million or 24.6% in 2002 creating a positive volume variance of $39,000. The average yield on these short-term investments declined 261 basis points creating a negative rate variance of $142,000 and a total negative variance of $103,000.

In 2002, the average balance of overnight investments in federal funds sold and securities purchased under resale agreements decreased by $36.226 million or 54.1% as funds were used to support loan growth. The volume variance produced by this decline was a negative $1.016 million. Yields on these overnight investments declined 226 basis points in 2002 producing a negative rate variance of $1.092 million and a resulting total variance of negative $2.108 million.

Interest Bearing Liabilities

The interest-bearing liabilities average balance for 2002 increased $25.493 million or 3.9% compared to $21.777 million or 3.5% for 2001 and $72.067 million or 13.0% in 2000. The average rate paid on interest-bearing liabilities declined 170 basis points compared to a drop of 71 basis points in 2001.

Savings and time deposits account for the majority of the interest-bearing liabilities portfolio. In 2002, these deposits increased

$10.096 million or 1.7% compared to increases of $30.434 million or 5.3% for 2001 and $52.692 million or 10.2% in 2000. The average rate paid on these deposits decreased 185 basis points compared to a decrease of 70 basis points in 2001. The growth of this portfolio in 2002 was affected by LSB’s emphasis on core deposit growth and relationship banking. Growth in savings and time deposits produced a positive volume variance of $379,000, while the dramatic decline in interest rates resulted in a negative rate variance of $11.265 million. Total variance for savings and time deposits in 2002 was a negative $10.886 million.

During 2002, core deposit growth was emphasized along with relationship banking. Table 6, Average Total Deposits contains the breakdown of average deposits for years 2002, 2001 and 2000 and shows the results of the 2002 core deposit growth. Overall core deposits increased $51.052 million or 12.5% in 2002, while higher cost time deposits decreased $33.991 million or 12.8%. Demand deposit average balances increased $6.105 million or 8.3% in 2002 over the previous year. N.O.W. account balances experienced the largest growth in 2002 with an increase of $22.075 million or 19.7% over 2001. The average rate paid on these deposits declined 67 basis points in 2002. Money market deposits had the second largest gain in 2002 with an increase of $21.190 million or 11.3% compared to the prior year. The average rate paid on money market deposits in 2002 declined 183 basis points compared to the average rate paid in 2001. The gain in regular savings deposits in 2002 was $1.682 million or 5.1% over the prior year. The average rate paid on these deposits declined 41 basis points from the previous year. Higher cost time deposits were reduced during 2002 as the bank repositioned its deposit portfolio and concentrated on relationship banking. Consequently, the average balance of time deposits declined $33.991 million or 12.8% from 2001 and the average rate paid on these deposits was lowered by 230 basis points.

Securities sold under agreements to repurchase account for a relatively small portion of total interest-bearing liabilities. Volume variance and rate variance for 2002 was nearly equal at a negative $62,000 and $65,000 respectively. Total variance in 2002 for securities sold under agreements to repurchase was a negative $127,000.

Funds borrowed from the FHLB averaged $63.021 million in 2002, an increase of $17.085 million or 37.2% over 2001. As shown in the Volume and Rate Variance Analysis, Table 2, this resulted in a positive volume variance of $883,000, while rates paid on these borrowings decreased 61 basis points producing a negative rate variance of $304,000. The total variance for 2002 was a positive $579,000.

Capital Resources and Shareholders’ Equity

In August 1999, the Board of Directors (“Board”) approved an extension of the stock repurchase program first approved in November of 1998 for up to an additional 300,000 shares of Bancshares’ common stock, or approximately 3.5% of the outstanding shares. The Board authorized the repurchase of shares of common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. The repurchase plan assisted in the goal of building shareholder value and maintaining appropriate capital levels. In 2000, Bancshares repurchased 57,283 shares under the plan at an average cost of $11.07. Total repurchase of shares under the plan as of December 31, 2000 was 423,781 shares at an average cost of $18.43 per share. No shares were repurchased in calendar year 2001. In 2002, Bancshares repurchased 20,000 shares under the plan at an average cost of $20.20.

Shareholders’ equity at December 31, 2002 was $85.507 million, an increase of 7.8% compared to December 31, 2001. Average shareholders’ equity as a percentage of average total assets at December 31 was 9.87% in 2002 compared to 9.56% in 2001 and 9.41% in 2000.

Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders’ equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the allowance for loan losses and certain long-term debt. At December 31, 2002, based on these measures, Bancshares’ had a Tier 1 capital ratio of 13.26% compared to the regulatory requirement of 4.0% and a total capital ratio of 14.42% compared to an 8.0% regulatory requirement.

Additional regulatory capital measures include the Tier 1 leverage ratio. Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At December 31, 2002, Bancshares’ Tier 1 leverage ratio was 9.62%.

The number of shareholders holding Bancshares stock totaled approximately 6,100 at December 31, 2002. Participants in Bancshares’ dividend reinvestment plan total 1,656 representing 27.1% of total shareholders and held a total of 750,208 shares.

Noninterest Income

Noninterest income for 2002 increased $2.242 million or 23.0% compared to gains of $1.695 million or 21.0% in 2001 and $876,000 or 12.2% in 2000. In the second quarter of 2001, a one-time gain of $541,000 was realized from the sale of stock held in a corporation providing electronic transaction processing to financial institutions. Excluding this one-time gain, noninterest income for 2002 increased 30.2%. Fee income from service charges on deposit accounts in 2002 increased $1.911 million or 41.4% compared to increases of $998,000 or 27.6% in 2001 and $445,000 or 14.0% in 2000. The increase in fee income from service charges on deposit accounts for 2002 is primarily attributable to a new product introduction in the fourth quarter of

SUMMARY OF LOAN PORTFOLIO

[TABLE 7]

(In thousands)
	2002	2001	2000	1999	1998

Commercial, financial and agricultural	$269,053	$212,731	$172,058	$153,252	$144,955
Real estate — construction	36,319	35,164	36,058	28,130	19,131
Real estate — mortgage	276,065	271,375	267,735	250,173	206,068
Installment loans to individuals	56,223	59,402	64,161	65,882	62,747
Lease financing	486	535	168	820	978
Other	7,402	9,157	8,885	7,821	2,135

Total loans, net of unearned income	$645,548	$588,364	$549,065	$506,078	$436,014

*	The bank has no foreign loan activity.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

	December 31, 2002

	Commercial,
	financial	Real estate -
	and agricultural	construction	Total

Due in 1 year or less	$97,478	$36,319	$133,797
Due after 1 year through 5 years:
Fixed interest rates	80,960		80,960
Floating interest rates	74,019		74,019
Due after 5 years:
Fixed interest rates	10,471		10,471
Floating interest rates	6,125		6,125

Total	$269,053	$36,319	$305,372

2001 and to an increase in certain service fees in the second quarter of 2002. Total gains on sales of mortgages for 2002 increased $351,000 or 90.9% compared to $241,000 or 166.2% in 2001. These increases are the result of increased customer refinancing in the low interest rate environment over the past two years. Other operating income for 2002 increased $521,000 or 12.4% compared to $102,000 or 2.5% in 2001 and $372,000 or 9.9% in 2000. Details of the material items contained in other operating income are contained in Financial Statement Note 9. Income generated from the bankcard division increased $308,000 or 19.9% in 2002 compared to $35,000 or 2.3% in 2001 and $313,000 or 26.1% in 2000. Fee income generated from the servicing of mortgage loans sold and customer related service fees increased $141,000 or 13.5% in 2002 compared to $117,000 or 12.6% in 2001 and $126,000 or 15.7% in 2000. Sales commissions generated by LSB’s subsidiary, LSB Investment Services, were up $143,000 or 23.7% following a decrease in 2001 of $292,000 or 32.6% and an increase in 2000 of $291,000 or 48.1%. Trust income declined $97,000 or 16.2% in 2002 following an increase of $60,000 or 11.2% in 2001 and $6,000 or 1.1% in 2000.

Noninterest Expense

Noninterest expense for 2002 increased $4.729 million or 17.3% compared to increases of $2.771 million or 11.3% in 2001 and $1.472 million or 6.4% in 2000. Personnel expense consisting of employee salaries and benefits increased $3.025 million or 20.3% compared to increases of $1.262 million or 9.3% in 2001 and $1.291 million or 10.5% in 2000. In addition to normal compensation increases and incentives, the increase for 2002 is attributable to additions in staffing as Bancshares continues to execute expansion plans. Staff increases came as LSB expanded into Guilford County, opened an additional office in Davidson County and with business expansion within LSB’s two subsidiaries. Full-time equivalent employees for Bancshares totaled 397 in 2002 compared to 370 in 2001 and 352 in 2000. Occupancy expense for 2002 increased $107,000 or 7.8% compared to increases of $78,000 or 6.0% for 2001 and $13,000 or 1.0% for 2000. The majority of the increases in 2002 and 2001 are attributable to the two new banking offices opened in 2002. Equipment depreciation and maintenance expense increased $224,000 or 14.2% in 2002 compared to $139,000 or 9.7% in 2001 and $132,000 or 10.1% in 2000. Some of these increases are also attributable to branch office expansion by LSB. Other operating expenses for 2002 increased $1.373 million or 14.5% compared to increases of $1.292 million or 15.8% for 2001 and $36,000 or 0.4% for 2000. Details of material items contained in other operating expenses are contained in Financial Statement Note 9. Advertising expense increased $381,000 or 86.0% in 2002 compared to an increase of $58,000 or 15.1% for 2001 and a $25,000 or 6.1% decrease in 2000. The branding and marketing campaign began in the fourth quarter of 2001 was fully implemented in 2002 contributing to the increased expenses. The campaign has been effective in attracting customers in LSB’s new markets and enhancing its relationship banking programs. Its focus will continue into 2003 with some associated expenses. Legal and professional expense increased a modest $52,000 or 4.2% in 2002 compared with increases of $339,000 or 37.6% in 2001 and a decrease of $236,000 or 20.7% in 2000. Other expenses increased $298,000 or 8.9% in 2002 after an increase of $683,000 or 25.7% in 2001 and a decrease in 2000 of $159,000 or 5.7%.

Asset Quality and Allowance For Loan Losses

The allowance for loan losses was $7.284 million or 1.13% of loans outstanding at December 31, 2002 compared to $6.440 million or 1.09% at December 31, 2001. Net charge-offs for 2002 were $1.636 million or 0.27% of average loans outstanding compared to 2001 net charges-offs of $1.381 million or 0.25% of average loans outstanding. Adequate provisions and allowances for loan loss are based on numerous factors including growth of the loan portfolio, delinquencies, net charge-offs, nonperforming loans and collateral values. Additional information regarding the allowance for loan losses is contained in Table 8, Analysis of Allowance for Loan Losses.

The provision for loan losses charged to operations in 2002 totaled $2.480 million compared to $1.862 million in 2001 and $2.550 million in 2000. At December 31, 2002, the allowance for loan losses was 1.04 times nonperforming loans compared to 1.42 times at December 31, 2001 and 2.00 times at December 31, 2000. Based on analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for loan losses to be adequate. In management’s judgment, the allocation of the allowance for loan losses for 2002, reflected in Table 10, accurately reflects the inherent risks associated with each of the various lending categories.

In spite of the Federal Reserve’s continued efforts to revive the economy, the economic slow down that began in 2001 continued throughout 2002. While LSB’s credit quality and underwriting standards remain sound, the effects of the prolonged sluggish economy translate to nonperforming assets. Total nonperforming assets at December 31, 2002 were $6.997 million compared to $4.551 million in 2001 and $2.984 million in 2000. Nonperforming assets are defined as nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. Accruing loans past due ninety days totaled $2.354 million at December 31, 2002 compared to $2.412 million at December 31, 2001 and $1.316 million at December 31, 2000. Nonaccrual loans at

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

[TABLE 8]

	As of Or For the Years Ended
(In thousands)	December 31
	2002	2001	2000	1999	1998

Average amount of loans outstanding, net of unearned income	$607,620	$558,821	$535,631	$473,675	$415,463
Amount of loans outstanding, net of unearned income	645,548	588,364	549,065	506,078	436,014
Allowance for loan losses:
Balance on January 1	$6,440	$5,959	$5,246	$5,048	$4,601

Loans charged off:
Secured by real estate	0	1	0	0	0
Commercial and industrial	943	730	1,403	259	65
Installment	633	859	343	291	285
Credit card	357	302	300	198	101

Total charge-offs	1,933	1,892	2,046	748	451

Recoveries of loans previously charged off:
Secured by real estate	0	15	0	6	0
Commercial and industrial	127	250	21	16	9
Installment	108	123	128	108	91
Credit card	62	123	60	36	28

Total recoveries	297	511	209	166	128

Net loans charged off	1,636	1,381	1,837	582	323

Provision for loan losses	2,480	1,862	2,550	780	770

Balance on December 31	$7,284	$6,440	$5,959	$5,246	$5,048

Ratio of net charge-offs of loans to average loans outstanding during the year	.27%	.25%	.34%	.12%	.08%

NONPERFORMING ASSETS

[TABLE 9]

	December 31
(In thousands)
	2002	2001	2000	1999	1998

Nonaccrual loans:
Secured by real estate	$0	$747	$0	$0	$0
Commercial and industrial	272	188	57	96	0
Restructured loans	2,260	324	338	137	232
Other real estate acquired through foreclosed properties	2,111	880	1,273	1,036	921
Accruing loans which are contractually past due 90 days or more	2,354	2,412	1,316	821	759

Total nonperforming assets	$6,997	$4,551	$2,984	$2,090	$1,912

Nonperforming assets to:
Loans outstanding at end of year	1.08%	.77%	.54%	.41%	.44%
Total assets at end of year	.82	.55	.38	.29	.28

Loss of interest income associated with nonperforming	Years Ended December 31
loans at December 31:
	2002	2001	2000	1999	1998

Interest income that would have been recorded in accordance with original terms	$82	$96	$11	$15	$0
Less interest income actually recorded	0	18	0	0	0

Loss of interest income	$82	$78	$11	$15	$0

December 31, 2002 were $272,000 compared to $935,000 in 2001 and $57,000 in 2000. The accrual of interest is generally discontinued on all loans that become ninety days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. Increases in nonperforming assets for 2002 came in restructured loans and other real estate owned. At December 31, 2002 restructured loans totaled $2.260 million compared to $324,000 at December 31, 2001 and $338,000 at December 31, 2000. Other real estate owned at December 31, 2002 totaled $2.111 million compared to $880,000 at December 31, 2001 and $1.273 million at December 31, 2000. Nonperforming assets as a percentage of loans outstanding for years ended December 31, 2002, 2001 and 2000 were 1.08%, 0.77% and 0.54%, respectively.

As a part of credit administration, management regularly reviews and grades its loan portfolio for purposes of determining asset quality and the need to make additional provisions for loan losses. The review process is performed both internally and externally, through the employment of independent credit review professionals. As a part of the external credit review for 2002, samples were reviewed of consumer loans, small-business loans and commercial loans with balances of $200,000 or more. All loans on LSB’s watch list were reviewed as well. A review of large credits was conducted by a regulatory agency examination revealing that there were no material problem credits that had not been previously identified by management.

The allowance for loan losses represents management’s estimate of an adequate amount to provide for the risk of future losses inherent in the loan portfolio. In its on-going analysis of the allowance for loan losses and its adequacy, management considers historic loan loss experience, economic risks associated with each of the lending categories, amount of past due and nonperforming loans, underlying collateral values securing loans and credit concentrations and other factors which might affect potential credit losses. LSB is also subject to regulatory examinations and determinations as to the adequacy of its allowance for loan losses, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by the regulatory agencies.

There are, however, additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy and factors affecting particular borrowers, management’s judgment as to the adequacy of the allowance for loan losses is necessarily approximate and imprecise. In its oversight of the credit review process, management has not identified any undue economic risks associated with the various lending categories, nor any significant credit concentrations within these categories.

Loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed in Table 9, Nonperforming Assets, do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

INCOME TAXES

Financial Statement Note 10 provides reconciliation between the amount of taxes computed using the statutory tax rate and the actual tax expense. The expense for income tax is recorded based on amounts currently payable. For 2002 income tax expense was $5.013 million compared to $4.421 million in 2001 and $3.919 million in 2000. The effective tax rate for 2002 was 32.9%, compared to 32.6% in 2001 and 30.8% in 2000.

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

ACCOUNTING AND REGULATORY ISSUES

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133 establishes new accounting and reporting requirements for derivative instruments embedded in other contracts and hedging activities. In June 2000, the FASB issued SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. SFAS 138 addresses issues related to the implementation of SFAS 133. Bancshares does not presently have any derivative instruments within the definition of SFAS 133 and does not anticipate any material effect on its financial position or operating results from adoption of the standard.

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

In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that goodwill and other intangible assets that have indefinite lives are to no longer be amortized unless there is an impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. SFAS 142 was adopted by Bancshares with no resulting material effect on its financial position or operating results.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES*

[TABLE 10]

	2002		2001		2000		1999		1998

		Loans		Loans		Loans		Loans		Loans
		%		%		%		%		%
		Total		Total		Total		Total		Total
(In thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial, financial and agricultural	$2,075	41.7%	$1,823	36.2%	$1,680	31.3%	$1,420	30.3%	$1,330	33.2%
Real estate - construction	787	5.6	695	6.0	643	6.6	566	5.6	555	4.4
Real estate - mortgage	2,915	42.8	2,578	46.1	2,385	48.8	2,100	49.4	2,000	47.4
Installment loans to individuals	1,224	8.7	1,081	10.1	1,000	11.7	908	13.0	913	14.3
Lease financing	49	.1	44	.0	41	.0	60	.2	60	.2
Other	134	1.1	119	1.6	110	1.6	92	1.5	90	.5
Unallocated	100	.0	100	.0	100	.0	100	.0	100	.0

Total	$7,284	l00.0%	$6,440	100.0%	$5,959	100.0%	$5,246	100.0%	$5,048	100.0%

* The allowance for loan losses has been allocated only on an approximate basis. The entire amount of the allowance is available to absorb losses occurring in any category. The allocation is not necessarily indicative of future losses.

QUARTERLY FINANCIAL DATA

[TABLE 11]

(In thousands except	2002				2001
per share data)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Interest income	$13,304	$13,259	$12,951	$13,418	$13,814	$14,550	$14,951	$15,292
Interest expense	3,467	3,763	3,788	4,167	5,184	5,942	6,874	7,619

Net interest income	9,837	9,496	9,163	9,251	8,630	8,608	8,077	7,673
Provision for loan losses	886	532	682	380	430	661	489	282

Net interest income after provision for loan losses	8,951	8,964	8,481	8,871	8,200	7,947	7,588	7,391

Noninterest income	3,154	3,055	3,123	2,668	2,777	2,151	2,764	2,066

Noninterest expense	8,475	8,133	7,762	7,670	7,047	6,873	7,134	6,257

Income before income taxes	3,630	3,886	3,842	3,869	3,930	3,225	3,218	3,200
Income taxes	1,189	1,282	1,273	1,269	1,303	1,047	1,044	1,027

Net income	$2,441	$2,604	$2,569	$2,600	$2,627	$2,178	$2,174	$2,173

Earnings per share:
Basic	$.29	$.31	$.30	$.31	$30	$.26	$.26	$.26
Diluted	.29	.30	.30	.31	.30	.26	.26	.26

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 provides updated guidance concerning the recognition and measurement of certain long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. SFAS 144 was adopted by Bancshares with no resulting material effect on its financial position or operating results.

In October 2002, the FASB issued SFAS 147, “Acquisitions of Certain Financial Institutions”. SFAS 147 requires that acquisitions of financial institutions be accounted for in accordance with SFAS 141, that under certain circumstances, previously recognized unidentifiable intangible assets be reclassified as goodwill, and amends SFAS 144 to include within its applicability long-term customer relationship intangible assets of financial institutions. SFAS is effective as of October 1, 2002. SFAS 147 was adopted by Bancshares with no resulting material effect on its financial position or operating results.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation, and stipulates additional disclosure provisions related to stock-based employee compensation. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The disclosure provisions of SFAS 148 were adopted by Bancshares with no resulting material effect on its financial position or operating results.

In July 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (The Act). The purpose of the Act is to increase the reliability of financial statements issued by public companies. The Act does this by increasing the number of independent parties responsible for the issuance of the statements, by increasing the independence of those already involved in the process and by the imposition of sanctions for those in violation of accounting and reporting rules. Bancshares is in compliance with the Act, and does not expect the Act to have a material effect on its financial position or operating results.

Consolidated Balance Sheets

	December 31

(In thousands, except for shares)	2002	2001

ASSETS
Cash and Due from Banks (Note 2)	$41,522	$33,150
Interest-Bearing Bank Balances	5,550	2,768
Federal Funds Sold and Securities Purchased
Under Resale Agreements	13,384	37,710
Investment Securities (Note 3):
Held to Maturity, Market Value $46,013 and $59,742	44,030	58,635
Available for Sale	84,372	96,702
Loans (Notes 4 and 11)	645,548	588,364
Less, Allowance for Loan Losses (Note 4)	(7,284)	(6,440)

Net Loans	638,264	581,924
Premises and Equipment (Note 5)	13,490	12,041
Other Assets	11,181	10,397

Total Assets	$851,793	$833,327

LIABILITIES
Deposits:
Demand	$94,612	$82,193
Savings, N.O.W. and Money Market Accounts	385,981	351,811
Certificates of Deposit of less than $100,000 (Note 6)	145,669	172,808
Certificates of Deposit of $100,000 or more (Note 6)	70,219	75,352

Total Deposits	696,481	682,164
Securities Sold Under Agreements to Repurchase (Note 6)	1,529	3,177
Borrowings from the Federal Home Loan Bank (Note 7)	63,000	63,300
Other Liabilities	5,276	5,343

Total Liabilities	766,286	753,984

SHAREHOLDERS’ EQUITY
Preferred Stock, Par Value $.01 Per Share:
Authorized 10,000,000 shares; none issued	0	0
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,472,518
Shares in 2002 and 8,441,846 Shares in 2001	42,363	42,209
Paid-in Capital	9,729	9,860
Directors’ Deferred Plan	(995)	(878)
Retained Earnings	32,578	27,444
Accumulated Other Comprehensive Income	1,832	708

Total Shareholders’ Equity	85,507	79,343

Total Liabilities and Shareholders’ Equity	$851,793	$833,327

Commitments and Contingencies (Note 8) Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements
Of Income

	Years Ended December 31

(In thousands, except for shares and per share amounts)	2002	2001	2000

INTEREST INCOME
Interest and Fees on Loans	$45,137	$48,584	$49,440
Interest on Investment Securities:
Taxable	5,385	5,395	6,358
Tax Exempt	1,652	1,647	1,758
Interest-Bearing Bank Balances	258	373	612
Federal Funds Sold and Securities Purchased Under
Resale Agreements	500	2,608	2,775

Total Interest Income	52,932	58,607	60,943

INTEREST EXPENSE
Deposits	11,973	22,859	25,664
Securities Sold Under Agreements to Repurchase	42	169	1,008
Borrowings from the Federal Home Loan Bank	3,170	2,591	2,530

Total Interest Expense	15,185	25,619	29,202

Net Interest Income	37,747	32,988	31,741
Provision for Loan Losses (Note 4)	2,480	1,862	2,550

Net Interest Income after Provision for Loan Losses	35,267	31,126	29,191

NONINTEREST INCOME
Service Charges on Deposit Accounts	6,525	4,614	3,616
Gains on Sales of Mortgages	737	386	145
Gains on Sales of Investment Securities	0	541	187
Other Operating Income (Note 9)	4,738	4,217	4,115

Total Noninterest Income	12,000	9,758	8,063

NONINTEREST EXPENSE
Personnel Expense	17,903	14,878	13,616
Occupancy Expense	1,480	1,373	1,295
Equipment Depreciation and Maintenance	1,797	1,573	1,434
Other Operating Expense (Note 9)	10,860	9,487	8,195

Total Noninterest Expense	32,040	27,311	24,540

Income Before Income Taxes	15,227	13,573	12,714
Income Taxes (Note 10)	5,013	4,421	3,919

Net Income	$10,214	$9,152	$8,795

Earnings Per Share:
Basic	$1.21	$1.08	$1.04
Diluted	1.20	1.08	1.03
Weighted Average Shares Outstanding:
Basic	8,461,818	8,438,981	8,448,433
Diluted	8,543,319	8,479,407	8,501,523

Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements Of
Changes In Shareholders’ Equity

						Accumulated
	Common Stock			Directors’		Other	Total
			Paid-in	Deferred	Retained	Comprehensive	Shareholders’
(In thousands, except for shares)	Shares	Amount	Capital	Plan	Earnings	Income	Equity

Balances at December 31, 1999	8,442,918	$42,215	$10,151		$18,953	$(595)	$70,724
Net income					8,795		8,795
Change in unrealized gain on securities available for sale, net of deferred income taxes						615	615

Comprehensive income							9,410
Cash dividends declared on common stock					(4,729)		(4,729)
Common stock issued for stock options exercised	47,189	236	152				388
Common stock acquired	(57,283)	(287)	(466)	$(797)			(1,550)

Balances at December 31, 2000	8,432,824	42,164	9,837	(797)	23,019	20	74,243
Net income					9,152		9,152
Change in unrealized gain on securities available for sale, net of deferred income taxes						688	688

Comprehensive income							9,840
Cash dividends declared on common stock					(4,727)		(4,727)
Common stock issued for stock options exercised	9,022	45	23				68
Common stock acquired				(81)			(81)

Balances at December 31, 2001	8,441,846	42,209	9,860	(878)	27,444	708	79,343
Net income					10,214		10,214
Change in unrealized gain on securities available for sale, net of deferred income taxes						1,124	1,124

Comprehensive income							11,338
Cash dividends declared on common stock					(5,080)		(5,080)
Common stock issued for stock options exercised	50,672	254	173				427
Common stock acquired	(20,000)	(100)	(304)	(117)			(521)

Balances at December 31, 2002	8,472,518	$42,363	$9,729	$(995)	$32,578	$1,832	$85,507

Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements
of Cash Flows

	Years Ended December 31

(In thousands)	2002	2001	2000

CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$10,214	$9,152	$8,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,679	1,484	1,371
Securities premium amortization and discount accretion, net	73	58	(282)
(Increase) decrease in loans held for sale	1,345	(6,113)	1,546
Deferred income taxes	(13)	(353)	(255)
Income taxes payable	(742)	361	(65)
(Increase) decrease in income earned but not received	515	225	(447)
Increase (decrease) in interest accrued but not paid	(626)	(1,115)	883
Net (increase) decrease in other assets	(1,652)	495	(141)
Net increase in other liabilities	962	296	196
Provision for loan losses	2,480	1,862	2,550
Gain on sale of investment securities	0	(541)	(187)
Gain on sale of premises and equipment	(19)	(25)	(3)

Net cash provided by operating activities	14,216	5,786	13,961

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(332)	(4,380)	(15,132)
Proceeds from maturities of securities held to maturity	14,923	18,579	10,879
Purchases of securities available for sale	(18,950)	(85,241)	(90,375)
Proceeds from maturities of securities available for sale	33,050	42,100	99,403
Proceeds from sales of securities available for sale	0	555	189
Net increase in loans made to customers	(60,165)	(34,568)	(43,369)
Purchases of premises and equipment	(3,162)	(1,963)	(1,780)
Proceeds from sale of premises and equipment	53	59	18
Net (increase) decrease in federal funds sold	24,326	31,845	(42,285)

Net cash used by investing activities	(10,257)	(33,014)	(85,452)

CASH FLOW FROM FINANCING ACTIVITIES
Net increase in demand deposits, N.O.W., money market and savings accounts	46,589	39,790	22,332
Net increase (decrease) in time deposits	(32,272)	(29,602)	44,222
Net increase (decrease) in securities sold under agreements to repurchase	(1,648)	175	1,703
Proceeds from long-term debt	0	25,000	8,000
Payments on long-term debt	(300)	(2,150)	(12,700)
Dividends paid	(5,080)	(4,727)	(4,729)
Proceeds from issuance of common stock	427	68	388
Common stock acquired	(521)	(81)	(1,550)

Net cash provided by financing activities	7,195	28,473	57,666

Increase (decrease) in cash and cash equivalents	11,154	1,245	(13,825
Cash and cash equivalents at the beginning of the years	35,918	34,673	48,498

Cash and cash equivalents at the end of the years	$47,072	$35,918	$34,673

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest	$15,811	$26,734	$28,319
Income taxes	5,767	4,668	4,248
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$2,728	$1,594	$644
Unrealized gain on securities available for sale:
Change in securities available for sale	1,829	1,120	1,008
Change in deferred income taxes	(705)	(432)	(393)
Change in shareholders’ equity	1,124	688	615

Notes to consolidated financial statements are an integral part hereof.

Notes To Consolidated Financial Statements

As of or for the Years Ended December 31, 2002, 2001 and 2000

Note 1 — SUMMARY OF SIGNIFICANT

ACCOUNTING POLICIES

The accounting and financial reporting policies of LSB Bancshares, Inc. (“Bancshares”) and its subsidiaries conform to accounting principles generally accepted in the United States of America and prevailing industry practices. The following is a description of significant accounting policies:

Nature of Operations

Bancshares is a bank holding company organized under the laws of the State of North Carolina and registered under the Bank Holding Company Act of 1956, as amended. Bancshares conducts its domestic financial services business through Lexington State Bank (“Bank”) and two non-bank subsidiaries, Peoples Finance Company of Lexington, Inc. (“Peoples”) and LSB Investment Services, Inc. Bancshares serves customers primarily in Davidson, Forsyth, Stokes, and Guilford Counties, North Carolina.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Bancshares considers cash and due from banks and interest-bearing bank balances as cash and cash equivalents for purposes of the consolidated statements of cash flows. Due from bank balances and interest-bearing bank balances are maintained in other financial institutions. Securities Purchased Under Resale Agreements Bancshares’ policy is that securities purchased under resale agreements will be collateralized by U.S. Treasury and other U.S. Government agency obligations.

Investment Securities

Management determines the appropriate classification of investment securities at the time of purchase. Securities that may be sold in response to or in anticipation of changes in interest rates or other factors are classified as available for sale and carried at market value. The unrealized gains and losses on these securities are reported net of applicable taxes as a separate component of shareholders’ equity. Securities that Bancshares has the positive intent and ability to hold to maturity are carried at amortized cost. Bancshares does not have any securities held for trading. Interest income on securities, including amortization of premiums and accretion of discounts, is recognized using the interest method. Gains and losses on the sale of securities are recognized on a specific identification basis.

Loans

Loans are generally carried at the principal amount outstanding, net of deferred loan fees and certain direct origination costs on originated loans and unamortized discounts and premiums on purchased loans. Mortgage loans held for sale are carried at the lower of cost or market value, as determined by outstanding commitments from investors. Loan origination fees are capitalized and recognized as an adjustment of the yield of the related loan. Discounts and premiums on any purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on any purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method. Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments of principal and interest as they become due.

Allowance for Loan Losses

The allowance for loan losses is that amount which is considered adequate to provide for potential losses in the portfolio. Management’s evaluation of the adequacy of the allowance is based on several factors, including an analysis of the loss experience in relation to outstanding amounts, a review of impaired loans, regular examinations and appraisals of the portfolio, and current conditions.

Foreclosed Real Estate

Foreclosed real estate only includes formally foreclosed property. At the time of foreclosure, foreclosed real estate is recorded at the lower of the Bank’s cost or the asset’s fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less costs to sell. Costs incurred in maintaining foreclosed real estate and subsequent write-downs to reflect declines in the fair value of the property are charged to operations.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed by use of the straight- line method, using the following estimated lives: buildings, 20 to 40 years; equipment, 3 to 10 years; and vaults, 10 to 40 years. Leasehold improvements are amortized by use of the straight-line method over the lesser of the estimated useful lives of the improvements or the terms of the respective leases.

Stock-Based Compensation

Bancshares accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees”. In October 1995, Statement of Financial Accounting Standards Number 123 (“SFAS 123”) “Accounting for Stock-Based Compensation,” was issued and encourages, but does not require adoption of a fair value method of accounting for employee stock-based compensation plans. In December 2002, the Financial Accounting Standards Board issued SFAS 148 which amended SFAS 123. As permitted by SFAS 123 and 148, Bancshares has elected to disclose the pro forma net income and earnings per share as if the fair value method had been applied in measuring compensation cost.

Income Taxes

The provision for income taxes is based on income and expenses and assets and liabilities for financial statement purposes. Deferred income taxes are computed under the provisions of Statement of Financial Accounting Standards Number 109, “Accounting for Income Taxes”.

Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average shares outstanding and diluted share equivalents outstanding. The difference between basic and diluted earnings per share is the result of dilutive options exercisable. All references to shares outstanding have been adjusted to give effect to stock splits that occurred during the periods.

Note 2 — REGULATORY RESTRICTIONS

Bancshares and its subsidiary bank are subject to certain requirements imposed by state and federal banking statutes and regulations. The Bank is required to maintain a certain weekly average clearing account balance with the Federal Reserve Bank of Richmond. The required weekly average clearing account balance for the years ended December 31, 2002 and 2001 was $91,000,000 and $36,400,000, respectively. The amount is negotiated by the Bank with the Federal Reserve Bank of Richmond.

Certain regulatory requirements restrict the lending of funds by and between Bancshares and the Bank and the amount of dividends which can be paid to Bancshares by the Bank. On December 31, 2002, the Bank had available retained earnings of $59,250,144 for the payment of dividends without obtaining prior regulatory approval. The Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB). Member institutions are required to maintain an investment in the common stock of the FHLB based on the asset size of the member institution and the amount of qualifying 1-4 family residential loans. At December 31, 2002, the Bank owned $3,165,000 of FHLB common stock.

Bancshares and the Bank are subject to certain regulatory capital requirements administered by federal and state banking agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancshares and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can initiate certain mandatory and possible discretionary actions by regulators that, if undertaken, could have a direct, material effect on Bancshares’ financial statements.

At December 31, 2002, the most recent notifications from regulatory authorities categorized Bancshares and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed Bancshares’ or the Bank’s well capitalized status. Management believes that Bancshares and the Bank meet all capital adequacy requirements to which they are subject. The Bank’s capital amounts and ratios approximate Bancshares’ capital amounts and ratios that are summarized as follows (In thousands):

					Minimum Ratios

					For
					Capital	To Be
	Capital Amount		Ratio		Adequacy	Well

	2002	2001	2002	2001	Purposes	Capitalized*

Total capital to risk-weighted assets	$90,349	$84,416	14.42%	15.33%	8.00%	10.00%
Tier 1 capital to risk-weighted assets	83,065	77,976	13.26	14.16	4.00	6.00
Tier 1 capital to average assets	83,065	77,976	9.62	9.35	3.00	5.00

*	under Prompt Corrective Action provisions

Note 3 — INVESTMENT SECURITIES

The valuations of investment securities as of December 31, 2002 and 2001 were as follows (In thousands):

	2002 - Securities Held to Maturity

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

US Treasury and other US government agency obligations	$12,001	$381	$0	$12,382
State, county and municipal securities	32,079	1,624	22	33,631

Total	$44,030	$2,005	$22	$46,013

	2002 - Securities Held to Maturity

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

US Treasury and other US government agency obligations	$76,373	$2,976	$0	$79,299
State, county and municipal securities	1,853	56	1	1,908
Equity Securities	3,165	0	0	3,165

Total	$81,391	$2,982	$1	$84,372

	2001 - Securities Held to Maturity

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

US Treasury and other US government agency obligations	$25,022	$718	$0	$25,740
State, county and municipal securities	33,613	834	445	34,002

Total	$58,635	$1,552	$445	$59,742

	2001 - Securities Available for Sale

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

US Treasury and other US government agency obligations	$91,029	$1,267	$141	$92,155
State, county and municipal securities	1,355	38	11	1,382
Equity Securities	3,165	0	0	3,165

Total	$95,549	$1,305	$152	$96,702

      The following is a maturity schedule securities at of investment 2002 by contractual December 31, maturity (In thousands):

	Securities Held		Securities
	to Maturity		Available for Sale

	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Debt securities:
Due in one year or less	$9,403	$9,710	$9,998	$10,175
Due after one year through five years	12,996	13,627	61,760	64,198
Due after five years through ten years	11,284	11,925	5,464	5,821
Due after ten years	10,347	10,751	1,004	1,013

Total debt securities	44,030	46,013	78,226	81,207
Equity securities	0	0	3,265	3,165

Total securities	$44,030	$46,013	$81,391	$84,372

Lexington State Bank owned stock in the Federal Home Loan Bank of Atlanta with book and market values of $3,165,000 at December 31, 2002 and 2001. This stock is included in equity securities and classified as available for sale. A recap of the sales and maturities of held to maturity securities follows (In thousands):

A recap of the sales and maturities of available for sale securities follows (In thousands):

	Years Ended December 31

	2002	2001	2000

Proceeds from sales and maturities	$14,923	$18,579	$10,879
Gross realized gains	0	0	0
Gross realized losses	0	0	0

A recap of the sales and maturities of available for sale securities follows (In thousands):

	Years Ended December 31

	2002	2001	2000

Proceeds from sales and maturities	$33,050	$42,655	$99,592
Gross realized gains	0	541	187
Gross realized losses	0	0	0

Investment securities with amortized costs of $95,002,447 and $95,088,694 and market values of $99,097,175 and $97,405,629 as of December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes.

Note 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows (In thousands):

	December 31
	2002	2001

Commercial, financial, and agricultural	$269,053	$212,731
Real estate-construction	36,319	35,164
Real estate-mortgage	276,065	271,375
Installment loans to individuals	56,223	59,402
Lease financing	486	535
Other	7,402	9,157

Total loans, net of unearned income	$645,548	$588,364

Nonperforming assets are summarized as follows (In thousands):

	December 31
	2002	2001

Nonaccrual loans	$272	$935
Restructured loans	2,260	324
Loans past due 90 days or more	2,354	2,412

Total nonperforming loans	4,886	3,671
Foreclosed real estate	2,111	880

Total nonperforming assets	$6,997	$4,551

Impaired loans and related information are summarized in the following tables (In thousands):

	December 31
	2002	2001	2000

Loans specifically identified as impaired	$7,255	$6,033	$5,199

Allowance for loan losses associated with impaired loans	$1,171	$1,056	$893

	Years Ended December 31
	2002	2001	2000

Average balances of impaired loans for the years	$7,003	$5,133	$5,716

Interest income recorded for impaired loans	$391	$371	$432

An analysis of the changes in the allowance for loan losses follows (In thousands):

	Years Ended December 31
	2002	2001	2000

Balances at beginning of years	$6,440	$5,959	$5,246
Provision for loan losses	2,480	1,862	2,550
Recoveries of amounts previously charged off	297	511	209
Loans charged off	(1,933)	(1,892)	(2,046)

Balances at end of years	$7,284	$6,440	$5,959

Bancshares’ policy for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. Bancshares generally considers loans 90 days or more past due and all nonaccrual loans to be impaired.

At December 31, 2002, Bancshares had no significant commitments to loan additional funds to the borrowers of impaired loans.

Note 5 — PREMISES AND EQUIPMENT

Following is a summary of premises and equipment (In thousands):

	December 31
	2002	2001

Land	$3,439	$2,598
Buildings	9,480	8,907
Equipment	12,356	11,438
Leasehold improvements	967	704

Total costs	26,242	23,647
Less, accumulated depreciation and amortization	12,752	11,606

Total	$13,490	$12,041

Note 6 — TIME DEPOSITS AND SHORT-TERM BORROWED FUNDS

The scheduled maturities of time deposits at December 31, 2002 were as follows (In thousands):

Year	Amount

2003	$180,170
2004	25,382
2005	10,336

$215,888

Short-term borrowed funds outstanding consisted of securities sold under agreements to repurchase. These short-term borrowings by the Bank are collateralized by U.S. Treasury and other U.S. Government agency obligations with amortized cost of $3,779,375 and market value of $4,010,223 at December 31, 2002. The securities collateralizing the short-term borrowings have been delivered to a third party custodian for safekeeping. The following table presents certain information for securities sold under agreements to repurchase (In thousands):

	2002	2001	2000

Balances at December 31	$1,529	$3,177	$3,002

Average daily balance outstanding during the year	$1,733	$3,424	$17,367

Average interest rate paid during the year	2.44%	4.93%	5.81%

Note 7 — BORROWINGS

The Bank has established a secured credit availability with the Federal Home Loan Bank of Atlanta totaling approximately $108,418,442 at year end. At December 31, 2002 and 2001 the outstanding balances under this arrangement were $63,000,000 and $63,300,000, respectively. For 2002 and 2001, the effective interest rates incurred were 5.02% and 5.06%, respectively. Maturities are as follows (In thousands):

Year	Amount

2003	$5,000
2004	10,000
2005	10,000
2006	10,000
2007	0
Thereafter	28,000

$63,000

Borrowings under this line of credit are secured by the Bank’s stock in the Federal Home Loan Bank of Atlanta and a blanket floating lien on certain qualifying 1-4 family mortgage loans.

The bank has obtained two $10,000,000 irrevocable letters of credit which will expire on August 11, 2010 and August 22, 2017. These letters of credit were issued by the Federal Home Loan Bank of Atlanta in favor of the State of North Carolina to secure public deposits.

Note 8 — COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Bank is a party to financial instruments with off balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit, both of which involve elements of credit and interest rate risk not reflected in the Consolidated Balance Sheets. The Bank uses the same credit policies in making commitments and issuing standby letters of credit as it does for on balance sheet instruments. The Bank’s exposure to credit loss in the event of nonperformance by the party to whom commitments and standby letters of credit have been extended is represented by the contractual amount of the financial instrument.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon or fully utilized, the total commitment amounts do not necessarily represent future cash requirements. Collateral, if deemed necessary, is determined on a case-by-case basis and is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. Unfunded commitments to extend credit were $80,612,000 at December 31, 2002. The Bank determines the fair value of these commitments using an estimation of the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. However, the Bank does not charge a fee on a commitment to extend credit, therefore the carrying amount and estimated fair value of such commitments were zero at December 31, 2002 and 2001.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates and may require payment of a fee. The credit risk involved is essentially the same as that involved in extending loan commitments to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. Standby letters of credit totaled $4,138,000 at December 31, 2002. The Bank determines the fair value of standby letters of credit by using an estimation of fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the present creditworthiness of the counterparties. At December 31, 2002 and 2001, the bank had standby letters of credit with estimated fair values of $22,000 and $10,000, respectively.

The Bank and Peoples together grant commercial, installment and mortgage loans to customers throughout their service area. The Bank and Peoples have a diversified loan portfolio with no specific concentration of credit risk.

The Bank does have a concentration of credit risk by maintaining cash balances with other banks which are $34,578,161 in excess of Federal Deposit Insurance limits and has federal funds sold of $13,384,000 at December 31, 2002.

Neither Bancshares nor any of its subsidiaries are involved in any legal proceedings that would have a material adverse effect on their financial condition or results of operations.

Note 9 — SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following is an analysis of items in other operating income and other operating expenses as shown on the Consolidated Statements of Income (In thousands):

	Years Ended December 31

	2002	2001	2000

Other operating income:
Bankcard income	$1,853	$1,545	$1,510
Fee income	1,186	1,045	928
Investment Services commissions	747	604	896
Insurance commissions	313	168	149
Trust income	501	598	538
Other income	138	257	94

	$4,738	$4,217	$4,115

Other operating expenses:
Advertising	$824	$443	$385
Automated services	1,848	1,687	1,639
Bankcard expense	1,510	1,164	1,132
FDIC assessments	116	123	125
Legal and professional fees	1,293	1,241	902
Postage	691	639	544
Stationery, printing and supplies	944	854	815
Other expenses	3.634	3,336	2,653

	$10,860	$9,487	$8,195

Note 10 — INCOME TAXES

The components of income tax expense (benefits) are as follows (In thousands):

	Years Ended December 31

	2002	2001	2000

Current	$5,026	$4,774	$4,174

Deferred:
Allowance for loan losses	(325)	(186)	(427)
Depreciation	(58)	(43)	(49)
Pension	19	(15)	92
Deferred compensation	112	(20)	90
Deferred income	92	(59)	54
Other	147	(30)	(15)

Subtotal	(13)	(353)	255

Total	5,013	4,421	3,919

A reconciliation of the federal statutory tax rate to the effective tax rate follows:

	Years Ended December 31

	2002	2001	2000

Federal statutory tax rate	34.0%	34.0%	34.0%
Tax exempt interest income	(4.2)	(4.8)	(5.2)
Nonqualified options exercised	(.1)	(.1)	(.8)
Disallowed interest expense	.4	.7	.8
State taxes, net of federal tax benefit	2.5	2.2	1.6
Other	.3	.6	.4

Effective tax rate	32.9%	32.6%	30.8%

The components of the net deferred tax asset follow (In thousands):

	December 31

	2002	2001

Unrealized gain on securities available for sale	$(1,149)	$(445)
Allowance for loan losses	2,808	2.483
Depreciation	(338)	(396)
Pension	(408)	(389)
Deferred compensation	363	475
Deferred income	(1,029)	(937)
Other	32	179

Subtotal	279	970
Valuation allowance	0	0

Total	$279	$970

Note 11 — RELATED PARTY TRANSACTIONS

The Bank had loans outstanding to executive officers, Directors and their affiliated companies as follows (In thousands):

Balance at December 31, 2001	$10,001
New loans during the year	3,924
Repayments during the year	(3,418)

Balance at December 31, 2002	$10,507

Note 12 — INTANGIBLE ASSETS

The following tables summarize information about intangible assets which are included in Other Assets on the Consolidated Balance Sheets (In thousands):

	Years Ended December 31

	2002	2001	2000

Mortgage servicing rights:
Balances at beginning of years	$289	$348	$367
Mortgage servicing rights originated	121	79	100
Amortization of rights	(134)	(138)	(119)

Balances at end of years	$276	$289	$348

Total loans serviced at end of years	$94,966	$70,827	$81,430

Deposit premium:
Balances at beginning of years	$166	$228	$292
Amortization	(49)	(62)	(64)

Balances at end of years	$117	$166	$228

Goodwill:
Balances at beginning of years	$490	$545	$599
Amortization/Impairment	0	(55)	(54)

Balances at end of years	$490	$490	$545

Effective January 1, 2002, Bancshares adopted Statement of Financial Accounting Standards Number 142 (SFAS 142) “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and other intangible assets that have indefinite lives be tested for impairment annually, in lieu of amortization as permitted in prior years. During 2002, Bancshares impairment test indicated no impairment write down was required.

The summary of estimated amortization expense for existing intangibles, excluding goodwill, for the five years subsequent to 2002 follows (In thousands):

Year	Amount

2003	$145
2004	122
2005	68
2006	27
2007	14
Thereafter	17

$393

Note 13 — FAIR VALUE OF
FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards Number 107, “Disclosures about Fair Value of Financial Instruments”, requires that Bancshares disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for Bancshares’ financial instruments:

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

Deposit Liabilities

The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at December 31, 2002. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

The estimated fair values of Bancshares’ financial instruments are as follows
(In thousands):

	December 31

	2002		2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and short term investments	$60,456	$60,456	$73,628	$73,628
Investment securities	128,402	130,385	155,337	156,444
Loans	645,548	693,664	588,364	647,297
Less allowance for loan losses	(7,284)		(6,440)

Net loans	638,264	693,664	581,924	647,297
Financial liabilities:
Deposits	696,481	695,068	682,164	681,649
Securities sold under agreements to repurchase	1,529	1,529	3,177	3,177
Borrowings from Federal Home Loan Bank	63,000	66,264	63,300	64,721

Note 14 — PENSION AND
EMPLOYEE BENEFIT PLANS

The Bank and its subsidiaries have a noncontributory defined benefit pension plan which covers substantially all employees. The benefits are based on years of service and the average of the highest five consecutive years of compensation paid during the ten years preceding normal retirement. Contributions are made on an annual basis, with the total amount of such contributions being between the minimum required for funding standard account purposes and the maximum deductible for federal income tax purposes.

The Bank and its subsidiaries have a plan to provide some health care benefits and life insurance for employees for the period between early retirement and normal retirement. Only those employees who retire after age 55 and have completed 10 years of service will be eligible for these benefits. The benefits are provided through a self-insured plan administered by an insurance company whose premiums are based on claims paid during the year. Statement of Financial Accounting Standards Number 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, requires the accrual of nonpension benefits as employees render service. The liability for postretirement benefits is unfunded.

The following tables set forth the changes in the projected benefit obligations and the fair value of plan assets for the Bank’s defined benefit pension plan and postretirement benefits provided for certain retired employees and the amounts recognized in the consolidated statements of condition at December 31:

	Pension		Postretirement
	Benefits		Benefits

Benefit Obligations	2002	2001	2002	2001

Balances, beginning of years	$7,571	$6,162	$719	$540
Service cost	444	364	28	27
Interest cost	545	484	48	48
Actuarial gain (loss)	384	767	(8)	140
Participant contributions	0	0	5	4
Benefits paid to participants	(198)	(206)	(46)	(40)

Balances, end of years	$8,746	$7,571	$746	$719

Plan Assets
Fair value, beginning of years	$6,804	$6,531	$0	$0
Actual return on assets	(422)	33	0	0
Participant contributions	0	0	5	4
Company contributions	622	446	41	36
Benefits paid to participants	(198)	(206)	(46)	(40)

Fair value, end of years	$6,806	$6,804	$0	$0

(Prepaid) Accrued Benefit Cost
Funded status	$1,940	$767	$746	$719
Unrecognized net loss	(3,233)	(2,196)	(238)	(215)
Unrecognized prior cost	(166)	61	0	0
Unrecognized transition liability (asset)	0	0	(113)	(165)

(Prepaid) accrued benefit cost	$(1,459)	$(1,368)	$395	$339

Plan expenses for 2002, 2001 and 2000 were comprised of the following (In thousands):

Pension Benefits

	2002	2001	2000

Components of net periodic benefit cost
Service Cost	$444	$364	$330
Interest Cost	545	484	428
Return on plan assets	(528)	(500)	(469)
Amortization of an unrecognized amounts:
Transition asset	0	(8)	(8)
Prior service cost	(22)	(37)	(37)
Net actuarial loss	92	38	3

Plan expense	$531	$341	$247

Postretirement Benefits

	2002	2001	2000

Components of net periodic benefit cost:
Service Cost	$28	$27	$21
Interest Cost	48	49	39
Return on plan assets	0	0	0
Amortization of unrecognized amounts:
Transition liability	10	14	14
Prior service cost	0	0	0
Net actuarial loss	10	6	2

Plan expense	$96	$96	$76

For 2002, 2001 and 2000 the following weighted-average rates were used

Pension Benefits

	2002	2001	2000

Discount rate on the benefit obligation	7.00%	7.25%	7.75%
Rate of expected return on plan assets	7.50	7.50	7.50
Rate of employee compensation increase	5.50	5.50	5.50

Postretirement Benefits

	2002	2001	2000

Discount rate on the benefit obligation	7.00%	7.25%	8.00%

For the postretirement benefit plan, the annual assumed rate of increase in health care cost for the plan is 12.0% for 2002 and 2001, and is assumed to decrease gradually to 5.0% by 2009 and remain at that level thereafter.

Assumed health care cost trend rates significantly impact reported amounts. The effect of a one-percentage-point change in assumed rates would alter the amounts of the benefit obligations and the sum of the service cost and interest cost components of postretirement benefit expense as follows for 2002 (In thousands):

	One percentage point

	Increase	Decrease

Effect on the postretirement benefit obligation	$193	$(164)

Effect on the sum of the service cost and interest cost components	$9	$(8)

The Bank and its subsidiaries have a defined contribution retirement plan covering substantially all employees with one year of service. Participating employees may contribute a percentage of their compensation to the plan, with the Bank and its subsidiaries matching a portion of the employee contribution. The Bank’s matching contribution is invested in Bancshares common stock. Bancshares’ stock held by the plan as of December 31, 2002 and 2001 was 107,520 shares and 92,647 shares, respectively. Total expense under this plan was $219,911, $192,690 and $213,713 for 2002, 2001 and 2000, respectively.

Note 15 — LEASES

The Bank is obligated under several lease agreements which expire in 2003 through 2010. The leased property is for land and building use. Rental payments under these leases amounted to $409,100, $383,512 and $359,603 for the years ended December 31, 2002, 2001 and 2000, respectively.

A summary of noncancelable lease commitments for the Bank follows (In thousands):

Years Ended December 31	Lease Commitments

2003	$433
2004	402
2005	336
2006	288
2007	248
Thereafter	367

$2,074

Note 16 — CAPITAL STOCK

Bancshares preferred stock may be issued by the Board of Directors in one or more classes or series. The Board of Directors has the authority to determine and vary the voting rights, designations, preferences, qualifications, privileges, limitations, options, conversion rights and other special rights of each series, including, but not limited to, dividend rates and manner of payment, preferential amounts payable upon voluntary or involuntary liquidation, voting rights, conversion rights, redemption prices, terms and conditions and sinking fund and stock purchase prices, terms and conditions.

The common stock represents voting shares, and dividends on the common stock are paid at the discretion of the Board of Directors.

During 2002, 2001 and 2000, the corporation repurchased common stock in the amounts of 20,000, 0, and 57,283 shares, respectively, under a repurchase authorization by the Board of Directors for up to 600,000 shares of common stock.

A Shareholder Rights Plan was adopted by the corporation on February 10, 1998. Under this plan, one right was issued for each share of common stock to shareholders of record on March 10, 1998. As long as the rights are attached to the common stock, each new share of common stock issued after this date will also have attached to it one right. Currently, the rights are not exercisable but do trade automatically with the common stock shares. The rights will become exercisable (i) ten business days after a person or group acquires 20% or more of the corporation’s shares; (ii) ten business days after a person or group announces an offer, the consummation of which would result in such person or group owning 20% or more of the shares; or (iii) ten business days after the Board of Directors declares a person or group to be an adverse person (which may occur when a person or group owns 10% or more of the shares and the Board of Directors determines that such ownership may have a detrimental effect on the corporation). Any person who is a part of either of these three events will be known as an adverse person and all rights that are, or were, beneficially owned by the adverse person shall be null and void. After the rights become exercisable, each right may then be exercised to purchase .01 of a share of common stock at a purchase price per full share of $100. If an adverse person acquires 25% or more of the corporation’s stock or the Board declares a person to be an adverse person, the rights holder will have the right to receive common stock having a value equal to two times the exercise price. If the corporation is acquired by another company at any time after a person or group has acquired 20% or more of the corporation’s shares, the rights holder will have the right to buy a number of shares of common stock of the acquiring company having a market value of twice the exercise price of the right. The rights will expire on December 31, 2007, and may be redeemed by the corporation at any time prior to the acquisition by a person or group of 20% or more of the common stock at a price of $.01 per right.

Bancshares has a deferred compensation plan for its active directors. The directors can elect to defer current compensation to a trust under the plan which would then invest the deferred compensation in common stock of Bancshares. The following table summarizes the common stock held in the trust, which is presented as a reduction of Shareholders’ Equity:

	Years Ended December 31

	2002	2001	2000

Shares of common stock owned	62,875	55,016	49,073

Cost of common stock owned	$999,019	$878,770	$796,646

Bancshares had three stock based compensation plans at December 31,2002, accounted for under Accounting Principles Board Opinion Number 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards Numbers 123 and 148, Bancshares’ net income and earnings per share would have been reduced to the following pro forma amounts

(In thousands except per share data):

	Years Ended December 31

	2002	2001	2000

Net income as reported	$10,214	$9,152	$8,795
Less, total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	373	346	296

Pro Forma Net Income	$9,841	$8,806	$8,499

Earnings Per Share:
Basic-as reported	$1.21	$1.08	$1.04
Basic-pro forma	1.16	1.04	1.01
Diluted-as reported	1.20	1.08	1.03
Diluted — pro forma	1.15	1.04	1.00

To determine the above pro forma amounts, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31

	2002	2001	2000

Dividend yield	3.70%	4.00%	4.72%
Risk-free interest rate	3.00%	3.50%	5.75%
Expected stock volatility	47.33%	47.22%	41.18%
Expected years until exercise	6.88	6.50	6.37

Bancshares has a 1986 Qualified Incentive Stock Option Plan which could have granted 468,750 shares of common stock to its key employees. The exercise price of each option was the market price of Bancshares’ common stock on the date of the grant. Options vest in equal annual installments on each of the next five anniversaries of the date of grant and expire ten years from the date of grant. No additional options were available for grant under the plan at December 31,2002.

Bancshares has a 1994 Nonqualified Stock Option Plan, which may grant 156,250 shares of common stock to the Directors of Bancshares. The exercise price of each option is the market price of Bancshares’ common stock on the date of grant. Options vest immediately and expire five years from the date of grant.

Bancshares has a 1996 Qualified Incentive Stock Option Plan which may grant 1,062,500 shares of common stock to its key employees. The exercise price of each option is the market price of Bancshares’ common stock on the date of grant. Options vest in equal annual installments on each of the next five anniversaries of the date of grant and expire ten years from the date of grant.

The following table summarizes information about outstanding and exercisable stock options at December 31,2002:

	Weighted		Weighted		Weighted
Range of	Average		Average		Average
Exercise	Remaining	Number	Exercise	Number	Exercise
Prices	Life	Outstanding	Prices	Exercisable	Prices

$ 9.728- 9.728	0.36	48,824	$9.728	48,824	$9.728
11.063-11.520	2.47	54,295	11.509	53,545	11.516
12.040-12.800	1.67	60,544	12.769	58,544	12.794
13.000-13.000	3.39	38,749	13.000	38,749	13.000
13.550-13.550	8.39	62,500	13.550	12,500	13.550
14.250-15.063	6.28	68,750	14.908	37,250	14.777
15.200-16.570	4.37	50,624	15.420	50,624	15.420
17.240-17.240	9.41	80,000	17.240	0	N/A
20.000-20.000	5.69	61,375	20.000	40,375	20.000
20.750-22.500	4.73	59,125	20.990	49,125	21.039

		584,786		389,536

A summary of the status of Bancshares’ stock based compensation plans as of December 31, 2002 and 2001 and changes during the years then ended is presented below:

	2002		2001

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding at beginning of years	557,708	$14	500,165	$14
Granted	90,625	17	75,625	14
Exercised	(50,672)	8	(9,022)	8
Cancelled	(12,875)	16	(9,060)	14

Options outstanding at end of years	584,786	15	557,708	14

Options exercisable at end of years	389,536	$15	384,706	$13

Note 17 — LSB BANCSHARES, INC. (PARENT COMPANY)

The parent company’s condensed balance sheets as of December 31, 2002 and 2001, and the related condensed statements of income and cash flows for the years ended December 31,2002,2001 and 2000, are as follows (In thousands):

CONDENSED BALANCE SHEETS

	December 31

	2002	2001

Assets:
Cash	$729	$552
Investment in wholly-owned subsidiary	83,212	78,313
Other assets	744	663

Total assets	$84,685	$79,528

Liabilities and Shareholders’ equity:
Other liabilities	$1,010	$894
Shareholders’ equity	83,675	78,634

Total liabilities and Shareholders’ equity	$84,685	$79,528

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31

	2002	2001	2000

Dividends from subsidiary	$5,484	$4,727	$5,482

Other operating expense	168	114	114

Income before equity in earnings of subsidiary	5,316	4,613	5,368
Equity in earnings of subsidiary	4,898	4,539	3,427

Net income	$10,214	$9,152	$8,795

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31

	2002	2001	2000

Cash Flow From Operating Activities:
Net income	$10,214	$9,152	$8,795
Adjustments to reconcile net income to net cash provided by operating activities:
Change in investment in wholly-owned subsidiary	(4,898)	(4,539)	(3,427)

Net cash provided by operating activities	5,316	4,613	5,368

Cash Flow From Investing Activities:
(Increase) decrease in other assets	(81)	160	232
Cash Flow From Financing Activities:
Sale of capital stock	427	68	388
Dividends paid	(5,080)	(4,727)	(4,729)
Common stock acquired	(521)	(81)	(1,550)
Increase in other liabilities	116	97	188

Net cash used by financing activities	(5,058)	(4,643)	(5,703)

Increase (decrease) in cash	177	130	(103)
Cash at beginning of years	552	422	525

Cash at end of years	$729	$552	$422

Statement of Management Responsibility

The management of LSB Bancshares, Inc. and subsidiaries is responsible for the preparation of the financial statements, related financial data and other information in this annual report. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on management’s estimates and judgment where appropriate. Other information in the annual report is consistent with that contained in the financial statements. In fulfilling its responsibility for the integrity and fairness of these statements and information, management relies on the accounting system and related internal controls that are designed to provide reasonable assurances that transactions are authorized and recorded in accordance with established procedures, assets are safeguarded, and proper and reliable records are maintained.

The Corporation maintains a professional staff of internal auditors who independently assess the effectiveness of the internal controls and recommend possible improvements thereto. The Audit Committee is appointed by the Board of Directors to assist the Board in monitoring: the integrity of the financial statements of the Corporation; the independent auditor’s qualifications and independence; the performance of the Corporation’s internal audit function and independent auditors; and the compliance by the Corporation with legal and regulatory requirements. The independent auditors, internal auditors and banking regulators have direct access to the Audit Committee with or without management present.

The financial statements have been audited by Turlington and Company, L.L.P., independent auditors, who render an independent, professional opinion on management’s financial statements. Their report expresses an opinion as to the fairness of the financial position and results of operations of LSB Bancshares, Inc. and subsidiaries based on their audit conducted in accordance with auditing standards generally accepted in the United States of America.

LSB Bancshares, Inc.
January 31, 2003

Independent Auditor’s Report

To the Board of Directors and Shareholders
LSB Bancshares, Inc.
Lexington, North Carolina

We have audited the accompanying consolidated balance sheets of LSB Bancshares, Inc. and subsidiaries as of December 31,2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSB Bancshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations, and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Turlington and Company, L.L.P.
Lexington, North Carolina
January 31, 2003

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of February, 2003.

LSB Bancshares, Inc.

Registrant
Robert F. Lowe
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 13, 2003 by the following persons in the capacities indicated:

Robert F. Lowe	Monty J. Oliver
Chairman, President and	Secretary and Treasurer
Chief Executive Officer	Chief Financial Officer

A majority of the Directors of the registrant, whose names appear on page 5.

CERTIFICATIONS

I, Robert F. Lowe, certify that:

1.     I have reviewed this annual report on Form 10-K of LSB Bancshares, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ Robert F. Lowe

Robert F. Lowe
Chairman, President and Chief Executive Officer

CERTIFICATIONS

I, Monty J. Oliver, certify that:

1.	1 have reviewed this annual report on Form 10-K of LSB Bancshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ Monty J. Oliver

Monty J. Oliver Chief Financial Officer, Secretary and Treasurer

Advisory Board Members of Lexington State Bank

CLEMMONS	HIGH POINT
Ollie H. Cherry
 Owner, Cherrie’s Cafe
C. Frank Gamble
 Retired Mortgage Banker
Jack H. Higgins
 Retired General Partner, Bingham Lumber Company
George E. Wilson
 Real Estate Agent, Vision Properties

FORSYTH COUNTY

Ann B. Adams
 President, The Golden Apple, Inc.
J. David Branch, M.D.
 Ophthalmologist
Robert C. Clark
 President, Fiber & Textile Services, Inc.
Nicholas A. Daves
 Senior Vice President & Area Executive, Forsyth & Stokes Counties, Lexington State Bank
Eunice M. Dudley
 Chief Financial Officer, Dudley Products, Inc.
Glenn D. Hart
 Owner, Hart Properties
Donald G. Haver
 Retired Vice President of Community Affairs, R. J. Reynolds Tobacco Company
Lewis E. Hubbard, Sr.
 President, Hubbard Realty of Winston-Salem, Inc.
Calvert B. Jeffers, Jr. DVM Veterinarian, Boulevard Animal Hospital
Sandra K. Mitchell
 President, Utility Auditing, Inc.
Dale R. Pinilis
 President, Winston-Salem Speedway, Inc.
Steven L. Sexton
 President, Sexton Construction Company, Inc.
Robert S. Simon
 President, Windsor Jewelers, Inc.
B.H. Williams
President, Mari-Lu Enterprises, Inc.	Robert A. Brinson
 Attorney, Roberson, Haworth & Reese, PLLC
H. Barrett Check, M.D.
 Physician, Carolina Cardiology Associates
H. Windley Dunbar
 Owner, Dunbar & Smith, Inc.
Robert E. Lineback, Jr.
 Senior Vice President & Area Executive, Guilford County, Lexington State Bank
Richard L. Orr, Jr., M.D.
Physician, Cornerstone Medical Associates
William E. Price, Jr.
Owner/Realtor, Ed Price & Associates, Realtors
Donald A. Scarborough, Ed.D.
Vice President of External Relations, High Point University
John W. Thomas, III
 Retired President & CEO, Thomas Built Buses

NORTH DAVIDSON

Judy Z. Butler
Manager & Hygienist,
Wallace B. Butler, DDS;
Director, Lexington Memorial Hospital Foundation
Judy H. Hartman
 Developer; Corporate Secretary, Forsyth Water and Sewer Construction, Inc.
Thomas E. Hedrick, Jr.
 President, TJ’s Construction Company
Thorn C. Hege
 Owner, Robana Farms
Barbara B. Leonard, Ed.D.
 Professor, High Point University; Chairman of Trustees, Davidson County Community College
Patricia S. Patterson
Secretary-Treasurer, Patterson Textiles	Herbert A. Snyder
Owner, Snyder’s Fuel Oil Service; Part-Owner, Snyder, Snyder and Associates
Gregory S. Theiler
President, DCH Construction Company, Inc.

STOKES COUNTY

James R. Burrow
Retired, Burrow Surveying and Mapping Company
Lewis N. Carroll
Owner, Carroll Signs & Advertising
W. Frank Fowler, DDS
Retired Dentist
David C. Hunsucker
Owner, Dave’s BP, Inc.
Eugene A. Lyons
 Retired Principal, North Stokes High School
Patsy R. Mabe
Former Danbury Banker
Herschel A. Redding President, Redding Construction Services, LLC
Richard E. Stover
Attorney, Stover & Bennett
John F. Watts
Owner, Watts Realty, Inc.
John H. Watts
Retired General Superintendent, A. Watts, Inc. (general contractor)

THOMASVILLE

Rick T. Batten
President, Black Lumber Company
Hollis S. Blair
President, Elliot Florist & Greenhouse, Inc.
Joe W. Carroll
Senior Vice President & Area Executive, Davidson County, Lexington State Bank
Gabrielle K. Causby
 President and CEO, Thomasville Medical Center
Joseph R. Hedgpeth, M.D.
 Retired Physician, Thomasville Ob-Gyn Associates, P.A.
James E. Hunter, M.D.
Physician, Thomasville Medical Associates, Inc.
Hubert M. Leonard
Mayor of Thomasville
Robert C. Leonard
President & Owner, Cranford Silk Screen Process, Inc.
Kevin C. Yates
President, Carolina Veneer of Thomasville, Inc.

TYRO

Jimmy W. Barber
Chief of Police, City of Lexington
Ronnie D. Griggs
Owner, Snider-Griggs Co., Inc.
Elaine S. Hughes
Owner, Crossroads Food Mart
Danny L. Sink
Owner, Sink Enterprises, D.B.A.
Sink Construction Co., Inc.
Clyde R. Snider, Jr.
Owner, Long Meadow Farm
Harold H. Walser
Retired, Davidson Construction, Inc.

Senior Officers of Lexington State Bank

Robert F. Lowe
 Chairman & Chief Executive Officer
H. Franklin Sherron, Jr.
 President & Chief Operating Officer
Monty J. Oliver
 Executive Vice President, Chief Financial Officer & Cashier
Coretta J. Bigelow
 Senior Vice President, Credit Administration
Suzanne J. Bullotta
 Senior Vice President, Commercial Loans
Craig L. Call
 Senior Vice President, Corporate Accounting
Joe W. Carroll
 Senior Vice President & Area Executive, Davidson County
Ronald E. Coleman
 Senior Vice President, Chief Credit Administrator
Nicholas A. Daves
 Senior Vice President & Area Executive, Forsyth & Stokes Counties
R. Clark Dillon
Senior Vice President & Trust Officer
Philip G. Gibson
 Senior Vice President, Mortgage Loans
Donna G. Hench
 Senior Vice President & Auditor
Brenda M. Houser
 Senior Vice President & Trust Officer
Robin A. Huneycutt
 Senior Vice President & Secretary
P. Wayne Kimbrell, Jr.
 Senior Vice President, Revolving & Consumer Credit
Robert E. Lineback, Jr.
 Senior Vice President & Area Executive, Guilford County
E. Warren MacKinstry
 Senior Vice President, Commercial Loans
Charles N. Reynolds
 Senior Vice President, Credit Administration
Kathy V. Richardson
Senior Vice President, Branch Administration
D. Gerald Sink
 Senior Vice President, Operations
Ronald W. Sink
Senior Vice President, Human Resources	M. Jack Smith
 Senior Vice President, Commercial Loans
Edward C. Sopp
 Senior Vice President, Commercial Loans
Pamela J. Varela
 Senior Vice President, Marketing
Joseph T. Wallace
Senior Vice President, Security, Compliance & CRA Officer

DIVIDEND REINVESTMENT	STOCK AND DIVIDEND INFORMATION
Registered holders of LSB Bancshares, Inc. common stock are eligible to participate in the Corporation’s Dividend Reinvestment and Stock Purchase Plan, a convenient and economical way to acquire additional shares of Bancshares common stock by reinvesting dividends without the payment of service charges or brokerage fees. For further information, contact Bancshares’ Corporate Office.	LSB Bancshares, Inc.’s common stock is traded on the NASDAQ National Market under the symbol LXBK. The following table shows the high, low and closing sales prices reported on the NASDAQ National Market and cash dividends declared per share for the indicated periods.

				Cash
		Prices		Dividends

2002	High	Low	Close	Declared
Fourth Quarter	$18.50	$13.76	$16.20	.15
Third Quarter	21.00	15.25	16.44	.15
Second Quarter	20.80	14.80	20.37	.15
First Quarter	15.50	12.11	15.50	.15

				Cash
		Prices		Dividends

2001	High	Low	Close	Declared
Fourth Quarter	$15.75	$11.28	$12.85	.14
Third Quarter	15.00	12.00	13.00	.14
Second Quarter	14.50	11.75	13.77	.14
First Quarter	15.50	10.75	12.00	.14

STOCK LISTING (LXBK)	The following firms make a market in the common stock of LSB Bancshares, Inc.:
The common stock of LSB Bancshares, Inc. is traded on the Nasdaq National Market® and is quoted electronically through the National Association of Securities Dealers Automated Quotations System (NASDAQ/NMS) under the symbol LXBK.

TRANSFER AGENT AND REGISTRAR

EquiServe Trust Company, N.A.
P.O. Box 43012
Providence, Rhode Island 02940-3010
800/633-4236
www.equiserve.com

INVESTOR INQUIRIES

Analysts and investors seeking financial information about LSB Bancshares, Inc. should contact Monty J. Oliver, Executive Vice President & Chief Financial Officer, at the address or telephone number listed on the back inside cover.

Additional copies of this report, the Form 10-K, the Proxy Statement, quarterly reports, filed on Form 10-Q and other filings with the Securities and Exchange Commission can be found at the Investor Relations page on LSB’s website at www.lsbnc.com.

Shareholders needing information concerning transfer requirements, lost certificates and changes of address should contact Bancshares’ transfer agent or Bancshares’ Corporate Office.

EQUAL OPPORTUNITY EMPLOYER

LSB Bancshares, Inc. is an equal opportunity employer. All matters regarding recruiting, hiring, training, compensation, benefits, promotions, transfers and all other personnel policies will remain free from discriminatory practices.	Sun Trust Robinson Humphrey
Merrill Lynch, Pierce, Fenner & Smith, Inc.
BB&T Investment Services
Morgan Keegan & Co., Inc.
Moors & Cabot, Inc.
FTN Financial Securities Corp.
Sandler O’Neill & Partners
Friedman Billings Ramsey & Co.
Kefe, Bruyette & Woods, Inc.
Goldman, Sachs & Co.

ANNUAL MEETING

The Annual Meeting of Shareholders of LSB Bancshares, Inc. will be held at 10:00 a.m., Wednesday, April 16, 2003 at One LSB Plaza, 5th floor, Lexington. There will be a luncheon following the meeting at 12:30 p.m. at the J. Smith Young YMCA located at 119 West Third Avenue, Lexington. All shareholders are cordially invited to attend.

ANNUAL DISCLOSURE STATEMENT

This statement has not been reviewed for accuracy or relevance by the Federal Deposit Insurance Corporation.

[PHOTOGRAPH]

Board of Directors

Seated, left to right: Robert B. Smith, Jr.; Burr W. Sullivan; Robert F. Lowe, Chairman of the Board, President & Chief Executive Officer; David A. Smith; and Julius S. Young, Jr. Standing, left to right: Margaret Lee W. Crowell, Emeritus; Walter A. Hill, Sr.; Roberts E. Timberlake; Russell J. Gabrielson, Emeritus; Dothan D. Reece, Emeritus; Samuel R. Harris; L. Klynt Ripple, Emeritus; Archie M. Sink, Emeritus; Lloyd G. Walter, Jr.; Marvin D. Gentry; Michael S. Albert; L. Ardell Lanier, Emeritus; Leonard H. Beck; Archie L. Hodges, Emeritus; Peggy B. Barnhardt; A. Lonnie Davis, Emeritus; and Sue H. Hunter

Michael S. Albert
President, CEO and Director, Billings Freight Systems, Inc.; Treasurer, Cargo Carriers, Inc; Vice President, Metro Motor Express, Inc.

Peggy B. Barnhardt
Retired former Deputy Superintendent, Davidson County Schools

Leonard H. Beck
Retired former President, Green Printing Company

Marvin D. Gentry
Retired former President and CEO, The New Fortis Corporation, a wholly-owned subsidiary of K. Hovnanian Enterprises

Samuel R. Harris, M.D.
Physician, The Women’s Center of Lexington	Walter A. Hill, Sr.
President, Hill Oil Company, Inc.; Vice President and Secretary, NorthCo, Inc. (construction development)

Sue H. Hunter
President and co-owner, Thomasville Emporium; Vice President, Side Street Café; Member, City Council, Thomasville

Robert F. Lowe
Chairman, President and CEO, LSB Bancshares, Inc.; Chairman and CEO, Lexington State Bank; Chairman, President and CEO, Peoples Finance Company of Lexington, Inc., a subsidiary of the Bank; President and Director, LSB Investment Services, Inc., a subsidiary of the Bank	David A. Smith
Owner and manager, Red Acres Dairy Farm

Robert B. Smith, Jr.
Attorney, Smith and Gamblin PLLC

Burr W. Sullivan
President, Dorsett Printing and Lithograph Corporation

Roberts E. Timberlake
Artist/Designer; Chairman, President and CEO, Bob Timberlake, Inc.

Lloyd G. Walter, Jr.
Architect; sole proprietor d/b/a LGW Consulting; former CEO and Principal, Walter, Robbs, Callahan & Pierce Architects, P.C.

Julius S. Young, Jr.
President, Jay Young Management, Inc., (asset management)	Directors Emeriti Margaret Lee W. Crowell A. Lonnie Davis Russell J. Gabrielson Archie L. Hodges L. Ardell Lanier Dothan D. Reece L. Klynt Ripple Archie M. Sink

Officers of LSB Bancshares, Inc.

Robert F. Lowe Chairman, President & Chief Executive Officer	H. Franklin Sherron, Jr. Vice President	Monty J. Oliver Secretary & Treasurer	Robin A. Huneycutt Assistant Secretary

Officers of Lexington State Bank	Robert F. Lowe Chairman, & Chief Executive Officer H. Franklin Sherron, Jr. President & Chief Operating Officer Monty J. Oliver Executive Vice President, Chief Financial Officer & Cashier	[PHOTOGRAPH]

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSB BANCSHARES, INC.

Dated: February 13, 2001	By	/s/ ROBERT F. LOWE

Robert F. Lowe, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT F. LOWE Robert F. Lowe	President and Director (Principal Executive Officer)	February 11, 2003

/s/ MONTY J. OLIVER Monty J. Oliver	Secretary and Treasurer (Principal Financial Officer)	February 11, 2003

/s/ MICHAEL S. ALBERT Michael S. Albert	Director	February 11, 2003

/s/ PEGGY B. BARNHARDT Peggy B. Barnhardt	Director	February 11, 2003

/s/ LEONARD H. BECK Leonard H. Beck	Director	February 11, 2003

/s/ MARVIN D. GENTRY Marvin D. Gentry	Director	February 11, 2003

/s/ SAMUEL R. HARRIS Samuel R. Harris	Director	February 11, 2003

/s/ WALTER A. HILL, SR. Walter A. Hill, Sr.	Director	February 11, 2003

/s/ SUE H. HUNTER Sue H. Hunter	Director	February 11, 2003

/s/ DAVIS A. SMITH Davis A. Smith	Director	February 11, 2003

/s/ ROBERT B. SMITH, JR. Robert B. Smith, Jr.	Director	February 11, 2003

/s/ BURT W. SULLIVAN Burt W. Sullivan	Director	February 11, 2003

/s/ ROBERTS E. TIMBERLAKE Roberts E. Timberlake	Director	February 11, 2003

/s/ LLOYD G. WALTER, JR. Lloyd G. Walter, Jr.	Director	February 11, 2003

/s/ JULIUS S. YOUNG, JR. Julius S. Young, Jr.	Director	February 11, 2003

2