Form 10-Q
period 2003-03-31
LSB BANCSHARES INC /NC/
filed 2003-05-13
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

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

     Indicate by check ✓ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes  ☑   No  ☐

     Indicate by check ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☑   No  ☐

LSB Bancshares, Inc. has 8,485,084 shares of common stock outstanding as of April 30, 2003.

LSB BANCSHARES, INC.

FORM 10-Q

INDEX

Part I	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets
March 31,2003 and 2002, and December 31,2002

Consolidated Statements of Income
Three Months Ended March 31,2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31,2003 and 2002

Consolidated Statements of Cash Flows
Three Months Ended March 31,2003 and 2002

Notes to Consolidated Financial Statements
Three Months Ended March 31,2003 and 2002

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

Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

LSB Bancshares, Inc.
Consolidated Balance Sheets
(In Thousands)

	(Unaudited)		(Unaudited)
	March 31	December 31	March 31
	2003	2002	2002

Assets
Cash and Due From Banks	$40,221	$41,522	$30,988
Interest-Bearing Bank Balances	4,819	5,550	9,751
Federal Funds Sold	33,370	13,384	38,201
Investment Securities:
Held to Maturity, Market Value $42,552, $46,013 and $55,317	40,676	44,030	54,469
Available for Sale, at Market Value	98,888	84,372	99,415
Loans	658,275	645,548	584,884
Less, Reserve for Loan Losses	(7,394)	(7,284)	(6,588)

Net Loans	650,881	638,264	578,296
Premises and Equipment	14,004	13,490	12,866
Other Assets	11,217	11,181	12,011

Total Assets	$894,076	$851,793	$835,997

Liabilities
Deposits
Demand	$89,023	$94,612	$78,392
Savings, NOW and Money Market Accounts	401,728	385,981	364,014
Certificates of Deposit of less than $100,000	141,957	145,669	165,440
Certificates of Deposit of $100,000 or more	101,980	70,219	77,033

Total Deposits	734,688	696,481	684,879
Securities Sold Under Agreements to Repurchase	1,703	1,529	1,385
Borrowings from the Federal Home Loan Bank	63,000	63,000	63,000
Other Liabilities	8,331	5,276	7,027

Total Liabilities	807,722	766,286	756,291

Shareholders’ Equity
Preferred Stock, Par Value $.01 Per Share:
Authorized 10,000,000 shares; none issued	0	0	0
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,480,955 Shares in 2003 and 8,472,518 and 8,441,846, shares in 2002	42,405	42,363	42,209
Paid-In Capital	9,772	9,729	9,860
Common Stock Acquired for Directors’ Deferred Plan	(1,125)	(995)	(958)
Retained Earnings	33,775	32,578	28,777
Accumulated Other Comprehensive Income	1,527	1,832	(182)

Total Shareholders’ Equity	86,354	85,507	79,706

Total Liabilities and Shareholders’ Equity	$894,076	$851,793	$835,997

Memorandum: Standby Letters of Credit	$3,708	$4,138	$5,617

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of Income
(In Thousands except Share Data)
(Unaudited)

	Three Months Ended
	March 31

	2003	2002

Interest Income
Interest and Fees on Loans	$11,311	$11,228
Interest on Investment Securities:
Taxable	1,042	1,503
Tax Exempt	405	433
Interest-Bearing Bank Balances	54	78
Federal Funds Sold	97	176

Total Interest Income	12,909	13,418

Interest Expense
Deposits	2,299	3,361
Securities Sold Under Agreements to Repurchase	5	28
Borrowings from the Federal Home Loan Bank	775	778

Total Interest Expense	3,079	4,167

Net Interest Income	9,830	9,251
Provision for Loan Losses	587	380

Net Interest Income After Provision for Loan Losses	9,243	8,871

Noninterest Income
Service Charges on Deposit Accounts	1,607	1,423
Gains on Sales of Mortgages	358	184
Other Operating Income	1,384	1,061

Total Noninterest Income	3,349	2,668

Noninterest Expense
Personnel Expense	5,016	4,182
Occupancy Expense	384	356
Equipment Depreciation and Maintenance	475	430
Other Operating Expense	2,882	2,702

Total Noninterest Expense	8,757	7,670

Income Before Income Taxes	3,835	3,869
Income Taxes	1,281	1,269

Net Income	$2,554	$2,600

Earnings Per Share:
Basic	$0.30	$0.31
Diluted	0.30	0.31

Weighted Average Shares Outstanding:
Basic	8,475,330	8,441,846
Diluted	8,540,543	8,495,352

Cash Dividends Declared per Share	$0.16	$0.15

Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of
LSB Bancshares, Inc.
Changes in Shareholders’ Equity
(In Thousands)
(Unaudited)

					Accumulated
			Directors'		Other	Total
	Common	Paid-In	Deferred	Retained	Comprehensive	Shareholders'
	Stock	Capital	Plan	Earnings	Income	Equity

Balances at December 31, 2001	$42,209	$9,860	$(878)	$27,444	$708	$79,343
Net Income				2,600		2,600
Change in unrealized loss on securities available for sale, net of deferred income taxes					(890)	(890)

Comprehensive income						1,710
Cash dividends declared on common stock				(1,267)		(1,267)
Common stock issued for stock options exercised						0
Common stock acquired			(80)			(80)

Balances at March 31, 2002	$42,209	$9,860	$(958)	$28,777	$(182)	$79,706

Balances at December 31, 2002	$42,363	$9,729	$(995)	$32,578	$1,832	$85,507
Net Income				2,554		2,554
Change in unrealized gain on securities available for sale, net of deferred income taxes					(305)	(305)

Comprehensive income						2,249
Cash dividends declared on common stock				(1,357)		(1,357)
Common stock issued for stock options exercised	42	43				85
Common stock acquired			(130)			(130)

Balances at March 31, 2003	$42,405	$9,772	$(1,125)	$33,775	$1,527	$86,354

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31

	2003	2002

Cash Flow from Operating Activities
Net Income	$2,554	$2,600
Adjustments to reconcile net income to net cash:
Depreciation and amortization	441	407
Securities premium amortization and discount accretion, net	18	14
(Increase) decrease in loans held for sale	(2,884)	4,822
Deferred income taxes	(13)	(353)
Income taxes payable	1,253	1,622
(Increase) decrease in income earned but not received	(277)	(385)
Increase (decrease) in interest accrued but not paid	(49)	(325)
Net (increase) decrease in other assets	446	(317)
Net increase (decrease) in other liabilities	1,850	387
Provision for loan losses	587	380
(Gain) loss on sale of investment securities	0	0
(Gain) loss on sale of premise and equipment	(25)	0

Net Cash provided by operating activities	3,901	8,852

Cash Flow From Investing Activities
Purchases of securities held to maturity	0	(332)
Proceeds from maturities of securities held to maturity	3,353	4,500
Proceeds from sales of securities held to maturity	0	0
Purchases of securities available for sale	(20,030)	(12,178)
Proceeds from maturities of securities available for sale	5,000	8,000
Proceeds from sales of securities available for sale	0	0
Net (increase) decrease in loans made to customers	(10,319)	(1,574)
Purchases of premises and equipment	(955)	(1,232)
Proceeds from sale of premises and equipment	25	0
Net (increase) decrease in federal funds sold and securities purchased under resale agreements	(19,986)	(491)

Net cash (used by) provided by investing activities	(42,912)	(3,307)

Cash Flow from Financing Activities
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	10,158	8,401
Net increase (decrease) in time deposits	28,050	(5,687)
Net increase (decrease) in securities sold under agreements to repurchase	173	(1,792)
Proceeds from long term debt	0	0
Payments on long term debt	0	(300)
Dividends Paid	(1,357)	(1,266)
Proceeds from issuance of common stock	85	0
Common stock acquired	(130)	(80)

Net cash provided by (used by) financing activities	36,979	(724)

Increase (decrease) in cash and cash equivalents	(2,032)	4,821
Cash and cash equivalents at the beginning of the period	47,072	35,918

Cash and cash equivalents at the end of the period	$45,040	$40,739

Supplemental Disclosures of Cash Flow Information
Cash paid during the years for:
Interest	$3,128	$4,492
Income Taxes	0	(1)
Supplemental Disclosures of Noncash Transactions
Transfer of loans to other real estate owned	$202	$195
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	(497)	(1,450)
Change in deferred income taxes	192	559
Change in shareholders’ equity	(305)	(891)

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Notes to Consolidated Financial Statements
Three Months Ended March 31,2003 and 2002

Note 1. Basis of Presentation

The accompanying interim unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31,2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

LSB Bancshares, Inc. is a bank holding company headquartered in Lexington, North Carolina. Bancshares principal business is providing banking and other financial services through its banking subsidiary, Lexington State Bank (“LSB”). LSB has two wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. and LSB Investment Services, Inc. LSB offers a complete array of services in commercial banking including accepting deposits, corporate cash management, discount brokerage, IRA plans, secured and unsecured loans and trust functions through twenty-four offices in fifteen communities located in Davidson, Forsyth, Stokes and Guilford counties. LSB has two subsidiaries that operate within its market area. Peoples Finance offers secured and unsecured loans to individuals up to a maximum of $10,000 as well as dealer originated loans. LSB Investment Services offers products through UVEST Investment Services, an independent broker-dealer. Investments are neither deposits nor obligations of Lexington State Bank, nor are they guaranteed or insured by any depository institution, the FDIC, or any other government agency.

For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2. Investment Securities

The valuations of investment securities as of March 31, 2003 and December 31, 2002 were as follows (in thousands):

	March 31, 2003

				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. Treasury and other U.S. government agency obligations	$8,999	$289	$0	$9,288
State, county and municipal securities	31,677	1,605	18	33,264

Total securities held to maturity	$40,676	$1,894	$18	$42,552

				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Treasury and other U.S. government agency obligations	$91,386	$2,464	$46	$93,804
State, county and municipal securities	1,852	67		1,919
Federal Home Loan Bank stock	3,165	0	0	3,165

Total securities available for sale	$96,403	$2,531	$46	$98,888

	December 31, 2002

				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. Treasury and other U.S. government agency obligations	$12,001	$381	$0	$12,382
State, county and municipal securities	32,029	1,624	22	33,631

Total securities held to maturity	$44,030	$2,005	$22	$46,013

				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Treasury and other U.S. government agency obligations	$76,373	$2,926	$0	$79,299
State, county and municipal securities	1,853	56	1	1,908
Federal Home Loan Bank stock	3,165	0	0	3,165

Total securities available for sale	$81,391	$2,982	$1	$84,372

No investment securities were sold during the period ending March 31, 2003.

Investment securities with amortized cost of $98,010,000 and $95,002,447, as of March 31, 2003 and December 31, 2002, respectively, were pledged to secure public deposits and for other purposes. The Bank also has a $20,000,000 irrevocable letter of credit with FHLB that is used in lieu of securities to pledge against public deposits.

Note 3. Loans (Table in thousands)

A summary of consolidated loans follows:

	March 31

	2003	2002

Commercial, financial, & agricultural	$281,467	$227,895
Real estate — construction	39,520	32,182
Real estate — mortgage	275,955	259,400
Installment loans to individuals	53,961	56,518
Lease financing	512	518
Other	6,860	8,371

Total loans, net of unearned income	$658,275	$584,884

As of January 1, 1995, the Corporation adopted SFAS 114 as amended by SFAS 118 for impaired loans. The statements subject all loans to impairment recognition except for large groups of smaller-balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Corporation generally considers loans to be impaired when future payments of principal and interest are in doubt. Included in impaired loans are loans that are consistently past due, loans 90 days or more past due and nonaccrual loans. Interest income on impaired loans is recognized consistent with the Corporation’s income recognition policy of daily accrual of income until the loan is determined to be uncollectible and placed in a nonaccrual status. For all impaired loans other than nonaccrual loans, interest income totaling $109,893 for the period was recorded on an accrual basis. Interest income on nonaccrual loans is recognized on a cash basis. No interest was collected during the period on nonaccrual loans since being placed in a nonaccrual status. Interest income on nonaccrual loans that would have been recorded in accordance with the original terms of the notes was $123,663. The adoption of SFAS 114 and SFAS 118 did not have a material effect on the Corporation’s financial position or results of operations and required no increase to the reserve for loan and lease losses.

At March 31, 2003, the total investment in loans that are considered impaired under SFAS 114 was $6,759,000, including nonaccrual loans of $576,000. A related valuation allowance of $1,159,000 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended March 31, 2003 was approximately $7,437,000.

At March 31, 2003, loans totaling $ 17,295,000 were held for sale stated at the lower of cost or market on an individual loan basis.

Note 4. Reserve for Loan Losses (in thousands)

The following sets forth the analysis of the consolidated reserve for loan losses:

	Three Months Ended
	March 31

	2003	2002

Balances at beginning of periods	$7,282	$6,440
Provision for loan losses	587	380
Recoveries of amounts previously charged off	58	55
Loan losses	(533)	(287)

Balances at end of periods	$7,394	$6,588

Note 5. Other Accounting Changes

In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that goodwill and other intangible assets that have indefinite lives are to no longer be amortized unless there is an impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. At December 31, 2001, Bancshares had $490,330 in goodwill, which will no longer be amortized, but will be monitored for impairment annually.

In October 2001, the FASB issued statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 provides updated guidance concerning the recognition and measurement of certain long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Bancshares adopted SFAS 144 with no resulting material effects on its financial position or operating results.

In October 2002, the FASB issued statement of Financial Accounting Standards No. 147 “Acquisitions of Certain Financial Institutions” (SFAS 147). SFAS 147 requires that acquisitions of financial institutions be accounted for in accordance with SFAS 141, that under certain circumstances, previously recognized unidentifiable intangible assets be reclassified as goodwill, and amends SFAS 144 to include within its applicability long-term customer relationship intangible assets of financial institutions. SFAS is effective as of October 1, 2002. Bancshares adopted SFAS 147 with no resulting material effect on its financial position or operating results.

In December 2002, the FASB issued statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148). SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation, and stipulates additional disclosure provisions related to stock-based employee compensation. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. Bancshares adopted the disclosure provisions of SFAS 148 with no resulting material effect on its financial position or operating results.

In July 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (The Act). The purpose of the act is to increase the reliability of financial statements issued by public companies. The act does this by increasing the number of independent parties responsible for the issuance of the statements, by increasing the independence of those already involved in the process and by the imposition of sanctions for those in violation of accounting and reporting rules. Bancshares is in compliance with the Act, and does not expect for the act to have a material effect on its financial position or operating results.

Note 6. Stock Compensation Plans

Bancshares had three stock based compensation plans at March 31, 2003, accounted for under Accounting Principles Board Opinion Number 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards Numbers 123 and 148, Bancshares’ net income and earnings per share would have been reduced to the following pro forma amounts:

	Quarter Ended March 31

	2003	2002

Net income, as reported	$2,554	$2,600
(In thousands)

Less, total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (In thousands)	92	73

Pro Forma Net Income (In thousands)	$2,462	$2,527

Earnings Per Share:

Basic — as reported	$0.30	$0.31

Basic — pro forma	$0.29	$0.30

Diluted — as reported	$0.30	$0.31

Diluted — pro forma	$0.29	$0.30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operation for LSB Bancshares, Inc. (“Bancshares”) and its wholly owned subsidiary, Lexington State Bank (“LSB”) for the three months ended March 31, 2003 and 2002. The consolidated financial statements also include the accounts and results of operation of LSB’s wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. (“Peoples Finance”) and LSB Investment Services, Inc. (“LSB Investment Services”). This discussion and analysis is intended to complement the unaudited financial statements, footnotes and supplemental financial data in this Form

10Q, and should be read in conjunction therewith.

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

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net Interest Income

The primary source of earnings for the Corporation is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.

While lower interest rates continued to reduce both interest income and interest expense during the first quarter of 2003, net interest income improved compared to the comparable period of 2002. Total interest income of $12.909 million for the first quarter of 2003 was down $509,000 or 3.8% compared to $13.418 million for the first quarter of 2002. Total interest expense of $3.079 million for the first quarter of 2003 was down $1.088 or 26.1% compared to $4.167 million for the comparable period in 2002. The larger decline in total interest expense compared to total interest income for the first quarter of 2003 resulted in an increase in net interest income for the quarter of $579,000 or 6.3%. Net interest income for the comparable periods of 2003 and 2002 were $9.830 million and $9.251 million respectively. The net interest margin for the first quarter of 2003 of 4.95% declined slightly from the fourth quarter 2002 net interest margin of 5.10%. This reflected in part the further drop in interest rates by the Federal Reserve in November of 2002. The net interest margin for the first quarter of 2003 was improved compared to 4.86% for the first quarter of 2002. For the period ended March 31, 2003 deposits increased $38.207 million or 5.5% compared to December 31, 2002 and $49.809 million or 7.3% compared to March 31, 2002. Demand deposits decreased $5.589 million or 5.9% from December 31, 2002, but were up $10.631 million or 13.6% compared to the first quarter of 2002. Savings, NOW and money market deposits increased $15.747 million or 4.1% compared to December 31, 2002 and $37.714 or 10.4% compared to March 31, 2002. Certificate of deposit growth was mixed with CD’s under $100,000 declining and CD’s over $100,000 increasing compared with the year ago period. This is due in part to the banks emphasis on relationship banking and liability pricing. Loan growth in the first quarter of 2003 was $12.727 million or 2.0% compared to December 31, 2002 and $73.391 million or 12.5% compared to March 31, 2002. New loan demand was relatively flat in the first quarter of 2003 while mortgage loan refinancing continued to be extremely heavy due to the low interest rate environment.

Noninterest Income and Expense

Noninterest income for the first quarter of 2003 was up $681,000 or 25.5% compared to the first quarter of 2002. Deposit account fee income for the periods being compared increased $184,000 or 12.9% and is attributable in part to an increase in relationship banking. Increased activity in mortgage loan refinancing resulted in a substantial increase in fee income. Fee income from mortgage loan production increased $174,000 or 94.6% for the first quarter of 2003 compared to the first quarter of 2002. Other operating income increased $323,000 or 30.4% for the first quarter of 2003 compared to the first quarter of 2002. Within the other operating income category, fee income from the bankcard division increased $148,000 or 36.9% compared to the corresponding period in 2002. Trust income increased $10,000 or 8.0% in the first quarter of 2003 compared to the first quarter of 2002. Commissions generated by LSB Investment Services increased $143,000 or 88.0% in the first quarter of 2003 compared to the corresponding quarter of 2002. LSB Investment Services generates commission income from the sale of noninsured investment funds.

Noninterest expense for the first quarter of 2003 increased $1.087 million or 14.2% compared to the first quarter of 2002. Personnel expense for the period ended March 31, 2003, comprised of salaries and fringe benefits increased $834,000 or 19.9% compared to the period ended March 31, 2002. The increase in personnel expense is attributable in part to normal increases in compensation and increases in the number of full-time equivalent employees as expansion occurs. A portion of the increases was from offices that were opened in 2002 as well as two new offices that will be opening in 2003. Staffing was begun for the new offices in this quarter. The increases were also attributable in part to increased health care costs. The increase for the first quarter of 2003 in occupancy expense was $28,000 or 7.9% compared to the first quarter of 2002. Equipment depreciation and maintenance expense increased $45,000 or 10.5% for the period being compared. Other operating expense increased $180,000 or 6.7% for the first quarter of 2003 compared to the first quarter of 2002. Within the other operating expense category, automated processing expenses for the first quarter of 2003 increased $8,000 or 1.8% compared to the corresponding quarter of 2002. Expenses for the bankcard division increased $111,000 or 36.1% for the first quarter of 2003 compared to the first quarter of 2002.

Asset Quality and Provision for Loan Losses

At March 31, 2003 loan loss reserves were $7.394 million or 1.12% of loans outstanding compared to $7.284 million or 1.13% of loans outstanding at December 31, 2002 and $6.588 million or 1.13% at March 31, 2002. Nonperforming assets (including loans over 90 days past due and still accruing) totaled $5.167 million or 0.58% of total assets at March 31, 2003 compared to $6.997 million or .82% of total assets at December 31, 2002 and $5.602 million or .67% of total assets at March 31, 2002. While the economy still remains sluggish, Bancshares has experienced some decline in certain categories of nonperforming assets in the first quarter of 2003. Nonperforming assets include nonaccrual loans, restructured loans, other real estate acquired through foreclosure and accruing loans ninety days or more past due. As of March 31, 2003, restructured loans had declined to $245,000 from $2.259 million at December 31, 2002 and $1.801 million at March 31, 2002. Properties held in the other real estate category at March 31, 2003 totaled $1.669 million compared to $2.111 million at December 31, 2002 and $1,048,000 at March 31, 2002. Nonaccrual loans totaled $576,000 at March 31, 2003 compared to $272,000 at December 31, 2002 and $851,000 at March 31, 2002. Accruing loans past due 90 days or more were $2.676 million at March 31, 2003 compared to $2.354 million at December 31, 2002 and $1.902 million at March 31, 2002. The accrual of interest is generally discontinued on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest can be assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At March 31, 2003, the reserve for loan losses was 1.43 times non-performing assets, compared to 1.04 times at December 31, 2002 and 1.18 at March 31, 2002.

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

The provision for loan losses that was charged to operations the first quarter of 2003 was $587,000 compared to $380,000 for the same period in 2002. Net charge-offs for the three month period ended March 31, 2003 were $475,000, or .28% of average loans outstanding on an annualized basis compared to $232,000 or .16% for the comparable period of 2002. Management continues to monitor the asset quality of the loan portfolio. Loans charged-off are recorded based upon the financial condition of the borrower and the likelihood of repayment.

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

ASSET QUALITY ANALYSIS

	Quarter Ended		Year Ended	Quarter Ended
	3/31/2003		12/31/2002	3/31/2002

RESERVE FOR LOAN LOSSES
Beginning Balance	$7,282		$6,440	$6,440
Provision for loan losses	587		2,480	380
Net (charge-off) recoveries	(475)		(1,636)	(232)

Ending balance	7,394		7,284	6,588
RISK ASSETS
Nonaccrual loans	$576		$272	$851
Foreclosed real estate	1,669		2,111	1,048
Restructured loans	245		2,260	1,801
Loans 90 days or more past due and still accruing	2,677		2,354	1,902

Total risk assets	5,167		6,997	5,602
ASSET QUALITY RATIOS
Nonaccrual loans as a percentage of total loans	0.09%		0.04%	0.15%
Nonperforming assets as a percentage of:
Total assets	0.58		0.82	0.67
Loans plus foreclosed property	0.78		1.08	0.96
Net charge-offs as a percentage of average loans	0.28	*	0.27	0.16	*
Reserve for loan losses as a percentage of loans	1.12		1.13	1.13
Ratio of reserve for loan losses to:
Net charge-offs	3.89	*	4.45	7.10	*
Nonaccrual loans	12.84		26.78	7.74

* Denotes Annualized

Income Taxes

Accrued income taxes applicable to income for the three-month period ended March 31, 2003 were $1.281 million compared to $1.269 million for the three-month period ended March 31, 2002. Pretax income for the first three months of 2003 of $3.835 million was down compared to $3.869 million for the first three months of 2002. The increase in accrued taxes for the period ended March 31, 2003 is primarily due to the lower percentage of securities nontaxable income for state tax purposes and total tax exempt interest income.

Capital Resources and Shareholders’ Equity

Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off-balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders’ equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the reserve for loan losses and certain long-term debt. At March 31, 2003, based on these measures, Bancshares’ had a Tier 1 capital ratio of 13.04% compared to the regulatory requirement of 4% and total capital ratio of 14.18% compared to an 8% regulatory requirement.

Additional regulatory capital measures include the Tier 1 leverage ratio. The Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At March 31, 2003, Bancshares’ Tier 1 leverage ratio was 9.67%.

In November of 1998, the Board of Directors of Bancshares (“Board”) approved a stock repurchase program for up to 300,000 shares of its common stock, or approximately 3.4% of its outstanding shares. The Board authorized the repurchase of shares of common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. The repurchase plan is intended to help Bancshares achieve its goal of building shareholder value and maintaining appropriate capital levels. On August 11, 1999, Bancshares approved an extension of its stock repurchase program for up to an additional 300,000 shares of its common stock, or approximately 3.5% of its then outstanding shares. No shares have been repurchased under this plan during 2003. During 2002, Bancshares purchased 20,000 shares under the plan at an average cost of $20.20.

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

To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and interest-sensitive liabilities. The Bank uses an asset/liability simulation model to produce a gap analysis. The simulation model computes projected runoff of deposits that do not have contractual maturity dates. On March 31, 2003, the gap between interest-sensitive assets and interest-sensitive liabilities was a positive $126,246,000 or 1.43. Under current economic conditions, management believes that is an acceptable ratio.

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

Bancshares’ market risk arises primarily from the interest rate risk inherent in its lending and deposit-taking activities. The structure of Bancshares’ loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. Bancshares’ does not maintain a trading account nor is it subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with the Asset/Liability Management Committee (“ALCO”), which is appointed by the Board. ALCO meets on a regular basis to review interest rate risk exposure and liquidity positions. Balance sheet management and funding strategies are reviewed to ensure that any potential impact on earnings and liquidity, resulting from a fluctuation in interest rates is within acceptable standards.

Item 4. Controls and Procedures.

Within the 90 days prior to the filing date of this report, Bancshares carried out an evaluation, under the supervision and with the participation of Bancshares’s management, including Bancshares’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Bancshares’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, Bancshares’s Chief Executive Officer and Chief Financial Officer concluded that Bancshares’s disclosure controls and procedures are effective in timely alerting them to material information relating to Bancshares (including its consolidated subsidiaries) required to be included in Bancshares’s periodic filings with the Securities and Exchange Commission.

Since the date of the evaluation, there have been no significant changes in Bancshares’s internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Not applicable.

Item 2.	Changes in Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Bancshares held its Annual Meeting of Shareholders on April 16, 2003. Proxies were solicited in connection with the Annual Meeting in accordance with Regulation 14 under the Securities Exchange Act of 1934, as amended, pursuant to a Proxy Statement dated March 18, 2003, in the form as filed by Bancshares with the Securities and Exchange Commission on March 18, 2003.

At the Annual Meeting, the shareholders of Bancshares (i) elected five members to Bancshare’s Board of Directors, and (ii) ratified the appointment of Turlington and Company LLP to conduct the independent audit for the year 2003, each as more fully described in the Proxy Statement. Of the 8,472,518 shares of Bancshares’ common stock represented and entitled to vote at the Annual Meeting, the number of shares cast for, against and withheld, and the number of abstentions and broker non-votes, as to each proposal are set forth below:

1. Election of Directors.

	For (Proxy)	Withheld

Sue H. Hunter	5,761,803	91,047
Robert F. Lowe	5,759,399	93,451
Roberts E. Timberlake	5,777,822	75,028
Lloyd G. Walter, Jr.	5,779,613	73,237
Julius S. Young, Jr.	5,666,482	186,368

2. Ratification of appointment of Turlington and Company LLP, CPA’s, to conduct the independent audit for the year 2003:

For	Against	Abstaining

5,673,282	169,790	9,778

Item 5.	Other Information
Not Applicable.

Item 6.	Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B. Reports on Form 8-K

The Corporation did not file any reports on Form 8-K during the three months ended March 31,2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 12, 2003	LSB BANCSHARES, INC. (Registrant)

	By:	/s/ Monty J. Oliver

	Name:	Monty J. Oliver
	Title:	Secretary and Chief Financial Officer
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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ Monty J. Oliver

Monty J. Oliver
Chief Financial Officer, Secretary and Treasurer