Form 10-Q
period 2003-06-30
LSB BANCSHARES INC /NC/
filed 2003-08-12
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

LSB Bancshares, Inc. has 8,533,255 shares of common stock outstanding as of July 31, 2003.

LSB BANCSHARES, INC.

FORM 10-Q

INDEX

Part I	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets June 30, 2003 and 2002, and December 31, 2002

Consolidated Statements of Income Three Months Ended June 30, 2003 and 2002 Six Months Ended June 30, 2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity Six Months Ended June 30, 2003 and 2002

Consolidated Statements of Cash Flows Six Months Ended June 30, 2003 and 2002

Notes to Consolidated Financial Statements Six Months Ended June 30, 2003 and 2002

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

Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

LSB Bancshares, Inc.
Consolidated Balance Sheets
(In Thousands)

	(Unaudited)		(Unaudited)
	June 30	December 31	June 30
	2003	2002	2002

Assets
Cash and Due From Banks	$49,895	$41,522	$41,510
Interest-Bearing Bank Balances	4,430	5,550	4,046
Federal Funds Sold	15,050	13,384	11,735
Investment Securities:
Held to Maturity, Market Value $42,807, $46,013 and $48,660	40,426	44,030	47,041
Available for Sale, at Market Value	92,582	84,372	99,803
Loans	674,391	645,548	605,264
Less, Reserve for Loan Losses	(7,724)	(7,284)	(6,948)

Net Loans	666,667	638,264	598,316
Premises and Equipment	14,250	13,490	13,178
Other Assets	11,361	11,181	11,708

Total Assets	$894,661	$851,793	$827,337

Liabilities
Deposits
Demand	$101,798	$94,612	$83,802
Savings, NOW and Money Market Accounts	401,573	385,981	365,493
Certificates of Deposit of less than $100,000	136,711	145,669	169,227
Certificates of Deposit of $100,000 or more	101,742	70,219	56,551

Total Deposits	741,824	696,481	675,073
Securities Sold Under Agreements to Repurchase	1,068	1,529	1,342
Borrowings from the Federal Home Loan Bank	58,000	63,000	63,000
Other Liabilities	5,337	5,276	5,318

Total Liabilities	806,229	766,286	744,733

Shareholders’ Equity
Preferred Stock, Par Value $.01 Per Share:
Authorized 10,000,000 shares; none issued	0	0	0
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,522,590 Shares in 2003 and 8,472,518 and 8,483,095 shares in 2002	42,613	42,363	42,415
Paid-In Capital	9,974	9,729	9,983
Common Stock Acquired for Directors’ Deferred Plan	(1,085)	(995)	(968)
Retained Earnings	35,109	32,578	30,075
Accumulated Other Comprehensive Income	1,821	1,832	1,099

Total Shareholders’ Equity	88,432	85,507	82,604

Total Liabilities and Shareholders’ Equity	$894,661	$851,793	$827,337

Memorandum: Standby Letters of Credit	$3,628	$4,138	$5,839

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of Income
(In Thousands except Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Interest Income
Interest and Fees on Loans	$11,522	$10,927	$22,833	$22,155
Interest on Investment Securities:
Taxable	1,021	1,439	2,063	2,942
Tax Exempt	398	404	803	837
Interest-Bearing Bank Balances	44	74	98	152
Federal Funds Sold	64	107	161	283

Total Interest Income	13,049	12,951	25,958	26,369

Interest Expense
Deposits	2,167	2,995	4,466	6,356
Securities Sold Under Agreements to Repurchase	3	5	8	33
Borrowings from the Federal Home Loan Bank	769	788	1,544	1,566

Total Interest Expense	2,939	3,788	6,018	7,955

Net Interest Income	10,110	9,163	19,940	18,414
Provision for Loan Losses	487	682	1,074	1,062

Net Interest Income After Provision for Loan Losses	9,623	8,481	18,866	17,352

Noninterest Income
Service Charges on Deposit Accounts	1,716	1,646	3,323	3,069
Gains on Sales of Mortgages	379	145	737	329
Other Operating Income	1,620	1,332	3,004	2,393

Total Noninterest Income	3,715	3,123	7,064	5,791

Noninterest Expense
Personnel Expense	5,299	4,347	10,315	8,529
Occupancy Expense	394	354	778	710
Equipment Depreciation and Maintenance	499	446	974	876
Other Operating Expense	3,117	2,615	5,999	5,317

Total Noninterest Expense	9,309	7,762	18,066	15,432

Income Before Income Taxes	4,029	3,842	7,864	7,711
Income Taxes	1,332	1,273	2,613	2,542

Net Income	$2,697	$2,569	$5,251	$5,169

Earnings Per Share:
Basic	$0.32	$0.30	$0.62	$0.61
Diluted	0.31	0.30	0.61	0.61

Weighted Average Shares Outstanding:
Basic	8,510,088	8,471,507	8,492,709	8,456,677
Diluted	8,571,002	8,564,855	8,556,098	8,530,096

Cash Dividends Declared per Share	$0.16	$0.15	$0.32	$0.30

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of
Changes in Shareholders’ Equity
(In Thousands)
(Unaudited)

					Accumulated
			Directors'		Other	Total
	Common	Paid-In	Deferred	Retained	Comprehensive	Shareholders'
	Stock	Capital	Plan	Earnings	Income	Equity

Balances at December 31, 2001	$42,209	$9,860	$(878)	$27,444	$708	$79,343
Net Income				5,169		5,169
Change in unrealized loss on securities available for sale, net of deferred income taxes					391	391

Comprehensive income						5,560
Cash dividends declared on common stock				(2,538)		(2,538)
Common stock issued for stock options exercised	206	123				329
Common stock acquired			(90)			(90)

Balances at June 30, 2002	$42,415	$9,983	$(968)	$30,075	$1,099	$82,604

Balances at December 31, 2002	$42,363	$9,729	$(995)	$32,578	$1,832	$85,507
Net Income				5,251		5,251
Change in unrealized gain on securities available for sale, net of deferred income taxes					(11)	(11)

Comprehensive income						5,240
Cash dividends declared on common stock				(2,720)		(2,720)
Common stock issued for stock options exercised	250	245				495
Common stock acquired			(90)			(90)

Balances at June 30, 2003	$42,613	$9,974	$(1,085)	$35,109	$1,821	$88,432

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30

	2003	2002

Cash Flow from Operating Activities
Net Income	$5,251	$5,169
Adjustments to reconcile net income to net cash:
Depreciation and amortization	877	820
Securities premium amortization and discount accretion, net	38	38
(Increase) decrease in loans held for sale	(4,901)	5,921
Deferred income taxes	(13)	(353)
Income taxes payable	196	124
(Increase) decrease in income earned but not received	186	284
Increase (decrease) in interest accrued but not paid	(18)	(467)
Net (increase) decrease in other assets	(346)	(1,487)
Net increase (decrease) in other liabilities	(117)	318
Provision for loan losses	1,074	1,062
(Gain) loss on sale of investment securities	0	0
(Gain) loss on sale of premise and equipment	(31)	18

Net Cash provided by operating activities	2,196	11,447

Cash Flow From Investing Activities
Purchases of securities held to maturity	0	(332)
Proceeds from maturities of securities held to maturity	3,603	11,923
Proceeds from sales of securities held to maturity	0	0
Purchases of securities available for sale	(35,030)	(16,700)
Proceeds from maturities of securities available for sale	26,765	14,200
Proceeds from sales of securities available for sale	0	0
Net (increase) decrease in loans made to customers	(24,576)	(23,376)
Purchases of premises and equipment	(1,653)	(1,976)
Proceeds from sale of premises and equipment	47	0
Net (increase) decrease in federal funds sold and securities purchased under resale agreements	(1,666)	25,975

Net cash (used by) provided by investing activities	(32,510)	9,714

Cash Flow from Financing Activities
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	22,778	15,290
Net increase (decrease) in time deposits	22,565	(22,381)
Net increase (decrease) in securities sold under agreements to repurchase	(461)	(1,835)
Proceeds from long term debt	0	0
Payments on long term debt	(5,000)	(300)
Dividends Paid	(2,720)	(2,539)
Proceeds from issuance of common stock	495	330
Common stock acquired	(90)	(89)

Net cash provided by (used by) financing activities	37,567	(11,524)

Increase (decrease) in cash and cash equivalents	7,253	9,637
Cash and cash equivalents at the beginning of the period	47,072	35,918

Cash and cash equivalents at the end of the period	$54,325	$45,555

Supplemental Disclosures of Cash Flow Information
Cash paid during the years for:
Interest	$6,036	$8,422
Income Taxes	2,900	2,771

Supplemental Disclosures of Noncash Transactions
Transfer of loans to other real estate owned	$1,040	$1,188
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	(18)	636
Change in deferred income taxes	7	(245)
Change in shareholders’ equity	(11)	391

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2003 and 2002

Note 1. Basis of Presentation

The accompanying interim unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

LSB Bancshares, Inc. is a bank holding company headquartered in Lexington, North Carolina. Bancshares principal business is providing banking and other financial services through its banking subsidiary, Lexington State Bank (“LSB”). LSB has two wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. and LSB Investment Services, Inc. LSB offers a complete array of services in commercial banking including accepting deposits, corporate cash management, discount brokerage, IRA plans, secured and unsecured loans and trust functions through twenty-six offices in sixteen communities located in Davidson, Forsyth, Stokes, Guilford and Randolph counties. LSB has two subsidiaries that operate within its market area. Peoples Finance offers secured and unsecured loans to individuals up to a maximum of $10,000 as well as dealer originated loans. LSB Investment Services offers products through UVEST Investment Services, an independent broker-dealer. Investments are neither deposits nor obligations of Lexington State Bank, nor are they guaranteed or insured by any depository institution, the FDIC, or any other government agency.

For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2. Investment Securities

The valuations of investment securities as of June 30, 2003 and December 31, 2002 were as follows (in thousands):

	June 30, 2003

				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. Treasury and other U.S government agency obligations	$8,999	$209	$0	$9,208
State, county and municipal securities	31,427	2,172	0	33,599

Total securities held to maturity	$40,426	$2,381	$0	$42,807

				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Treasury and other U.S government agency obligations	$84,866	$2,879	$0	$87,745
State, county and municipal securities	1,852	85		1,937
Federal Home Loan Bank stock	2,900	0	0	2,900

Total securities available for sale	$89,618	$2,964	$0	$92,582

	December 31, 2002

				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. Treasury and other U.S government agency obligations	$12,001	$381	$0	$12,382
State, county and municipal securities	32,029	1,624	22	33,631

Total securities held to maturity	$44,030	$2,005	$22	$46,013

				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Treasury and other U.S government agency obligations	$76,373	$2,926	$0	$79,299
State, county and municipal securities	1,853	56	1	1,908
Federal Home Loan Bank stock	3,165	0	0	3,165

Total securities available for sale	$81,391	$2,982	$1	$84,372

No investment securities were sold during the period ending June 30, 2003.

Investment securities with amortized cost of $92,765,000 and $95,002,447, as of June 30, 2003 and December 31, 2002, respectively, were pledged to secure public deposits and for other purposes. The Bank also has a $20,000,000 irrevocable letter of credit with FHLB that is used in lieu of securities to pledge against public deposits.

Note 3. Loans (Table in thousands)

A summary of consolidated loans follows:

	June 30

	2003	2002

Commercial, financial, & agricultural	$285,473	$245,841
Real estate — construction	40,700	31,216
Real estate — mortgage	284,996	263,494
Installment loans to individuals	56,680	56,170
Lease financing	572	488
Other	5,970	8,055

Total loans, net of unearned income	$674,391	$605,264

As of January 1, 1995, the Corporation adopted SFAS 114 as amended by SFAS 118 for impaired loans. The statements subject all loans to impairment recognition except for large groups of smaller-balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Corporation generally considers loans to be impaired when future payments of principal and interest are in doubt. Included in impaired loans are loans that are consistently past due, loans 90 days or more past due and nonaccrual loans. Interest income on impaired loans is recognized consistent with the Corporation’s income recognition policy of daily accrual of income until the loan is determined to be uncollectible and placed in a nonaccrual status. For all impaired loans other than nonaccrual loans, interest income totaling $121,728 for the period was recorded on an accrual basis. Interest income on nonaccrual loans is recognized on a cash basis. No interest was collected during the period on nonaccrual loans since being placed in a nonaccrual status. Interest income on nonaccrual loans that would have been recorded in accordance with the original terms of the notes was $155,675. The adoption of SFAS 114 and SFAS 118 did not have a material effect on the Corporation’s financial position or results of operations and required no increase to the reserve for loan and lease losses. At June 30, 2003, the total investment in loans that are considered impaired under SFAS 114 was $10,000,000, including nonaccrual loans of $576,000. A related valuation allowance of $1,704,000 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended June 30, 2003 was approximately $8,392,000.

At June 30, 2003, loans totaling $ 19,312,000 were held for sale stated at the lower of cost or market on an individual loan basis.

Note 4. Reserve for Loan Losses (in thousands)

The following sets forth the analysis of the consolidated reserve for loan losses:

	Six Months Ended
	June 30

	2003	2002

Balances at beginning of periods	$7,284	$6,440
Provision for loan losses	1,074	1,062
Recoveries of amounts previously charged off	127	157
Loan losses	(761)	(711)

Balances at end of periods	$7,724	$6,948

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

Note 6. Stock Compensation Plans

Bancshares had three stock based compensation plans at June 30, 2003, accounted for under Accounting Principles Board Opinion Number 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards Numbers 123 and 148, Bancshares’ net income and earnings per share would have been reduced to the following pro forma amounts:

	3 Months Ended June 30		6 Months Ended June 30

	2003	2002	2003	2002

Net income, as reported	$2,697	$2,569	$5,251	$5,169
(In thousands)

Less, total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (In thousands)	77	120	169	194

Pro Forma Net Income (In thousands)	$2,620	$2,449	$5,082	$4,975

Earnings Per Share:

Basic — as reported	$0.32	$0.30	$0.62	$0.61

Basic — pro forma	$0.31	$0.29	$0.60	$0.59

Diluted — as reported	$0.31	$0.30	$0.61	$0.61

Diluted — pro forma	$0.31	$0.29	$0.59	$0.58

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operation for LSB Bancshares, Inc. (“Bancshares”) and its wholly owned subsidiary, Lexington State Bank (“LSB”) for the six months ended June 30, 2003 and 2002. The consolidated financial statements also include the accounts and results of operation of LSB’s wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. (“Peoples Finance”) and LSB Investment Services, Inc. (“LSB Investment Services”). This discussion and analysis is intended to complement the unaudited financial statements, footnotes and supplemental financial data in this Form 10Q, and should be read in conjunction therewith.

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

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net Interest Income

The primary source of earnings for the Corporation is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.

Moderate loan growth during the second quarter of 2003 contributed to increased interest income for the period. Total interest income of $13.049 million for the second quarter of 2003 increased $98,000 or 0.8% compared to $12.951 million for the second quarter of 2002. Total interest expense of $2.939 million for the second quarter of 2003 was down $849,000 or 22.4% compared to $3.788 million for the comparable period in 2002. Net interest income of $10.110 million for the second quarter of 2003, increased $947,000 or 10.3% compared to $9.163 million for the second quarter of 2002. The bank’s net interest margin increased five basis points in the second quarter of 2003 to reach 5.00% from the 4.95% for the first quarter of 2003. On June 23, 2003 the Federal Reserve cut interest rates for the thirteenth consecutive time. The change was too late in the quarter to affect the bank’s net interest margin, but could have an impact on margins in the third quarter.

Noninterest Income and Expense

Second quarter 2003 noninterest income of $3.715 million increased $592,000 or 19.0% compared to second quarter 2002 noninterest income of $3.123 million. Fee income related to service charges on deposit accounts for the second quarter of 2003 increased $70,000 or 4.3% compared to the second quarter of 2002. As in the first quarter, mortgage loan refinancing during the second quarter of 2003 resulted in substantial increases in noninterest income. Gains on sales of mortgages increased $234,000 or 161.4% for the second quarter of 2003 compared to the second quarter of 2002. Other operating income increased $288,000 or 21.6% for the second quarter of 2003 compared to the second quarter of 2002. Within the other operating income category, fee income from the bankcard division increased $146,000 or 33.0% compared to the corresponding period in 2002. Trust income for the second quarter of 2003 was down $17,000 or 13.3% compared to the second quarter of 2002. Commissions generated by LSB Investment Services increased $201,000 or 88.1% in the second quarter of 2003 compared to the corresponding quarter of 2002. LSB Investment Services generates commission income from the sale of noninsured investment funds.

Noninterest expense for the second quarter of 2003 increased $1.547 million or 19.9% compared to the second quarter of 2002. Personnel expense for the second quarter of 2003, comprised of salaries and fringe benefits increased $952,000 or 21.9% compared to the second quarter of 2002. The increase in personnel expense is attributable in part to normal increases in compensation and mortgage production incentives related to the high refinancing activity. The increases were also attributable in part to increased health care costs. Occupancy expense increased $40,000 or 11.3% during the second quarter of 2003 compared to the second quarter of 2002 and equipment depreciation and maintenance expense increased $53,000 or 11.9% for the period being compared. Other operating expense increased $502,000 or 19.2% for the second quarter of 2003 compared to the second quarter of 2002. Within the other operating expense category, automated processing expenses increased $84,000 or 18.9% for the second quarter of 2003 compared to the corresponding quarter of 2002. Expenses for the bankcard division increased $136,000 or 40.0% for the second quarter of 2003 compared to the second quarter of 2002. Legal and professional expense increased $108,000 or 33.9% for the second quarter of 2003 compared to the second quarter of 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net Interest Income

Lower interest rates year over year put both interest income and interest expense below last years level. Total interest income for the first six months of 2003 of $25.958 million was down $411,000 or 1.6% compared to $26.369 million for the first six months of 2002. Total interest expense for the first six months of 2003 of $6.018 million was down $1.937 million or 24.3% compared to $7.955 million for the first six months of 2002. Net interest margins for the first six months of 2003 remained strong resulting in gains in net interest income. Net interest income of $19.940 million for the first six months of 2003 increased $1.526 million or 8.3% compared to $18.414 million for the first six months of 2002.

In light of the weak economy, loan growth has remained relatively moderate during the first six months of 2003. Loan growth in the first half of 2003 was $28.843 million or 4.5% compared to December 31, 2002 and $69.127 million or 11.4% compared to June 30, 2002. For the period ended June 30, 2003 deposits increased $45.343 million or 6.5% compared to December 31, 2002 and $66.751 million or 9.9% compared to June 30, 2002. Demand deposits increased $7.186 million or 7.6% from December 31, 2002 and $17.996 million or 21.5% from June 30, 2002. Savings, NOW and money market deposits increased $15.592 million or 4.0% compared to December 31, 2002 and $36.080 or 9.9% compared to June 30, 2002. Certificate of deposit growth was mixed with CD’s under $100,000 declining and CD’s over $100,000 increasing compared with the year ago period. This is due in part to the banks emphasis on relationship banking and liability pricing.

Noninterest Income and Expense

Noninterest income for the first six months of 2003 was up $1.273 million or 22.0% compared to the first six months of 2002. Fee income from service charges on deposit accounts increased $254,000 or 8.3% for the first six months of 2003 compared to the first six months of 2002. Gains on the sale of mortgage loans of $737,000 for the first six months of 2003 increased $408,000 or 124.0% compared to $329,000 for the first six months of 2002. In the current low interest rate environment, fee income from mortgage refinancing and sales to the secondary market continues to be strong. For the first six months of 2003, other operating income increased $611,000 or 25.5% compared to the first six months of 2002. Fee income from the Bank’s bankcard division for the first six months of 2003 was up $295,000 or 34.8% compared to the same period of 2002. Commissions generated by LSB Investment Services increased $344,000 or 88.0% the first six months of 2003 compared to the first six months of 2002. The bank’s investment services subsidiary generates commission income from the sale of mutual funds, annuities and equities.

Noninterest expense of $18.066 million for the first six months of 2003 was up $2.634 million or 17.1% compared to $15.432 million for the first six months of 2002.

Personnel expense for the first six months of 2003, comprised of salaries and fringe benefits, increased $1.786 million or 20.9% compared to the first six months of 2002. The gain in personnel expense for the first half of 2003 is attributable in part to increased mortgage production incentives related to the high volume of refinance activity. Normal increases to compensation and additions to staff, primarily sales staff, accounted for some personnel expense increase. Occupancy expense was up $68,000 or 9.6% for the first six months of 2003 compared to the same period in 2002. Equipment depreciation and maintenance expense increased $98,000 or 11.2% for the first half of 2003 compared to the first half of 2002. Other operating expense for the first six months of 2003 of $5.999 million increased by $682,000 or 12.8% compared to $5.317 million for the first six months of 2002. Historically low interest rates contributed to growth in mortgage originations, on the one hand, but also produced higher prepayment speeds on the other. As the result of higher prepayment speed assumptions, the bank recognized write-downs totaling $104,000 in mortgage servicing rights for the first six months of 2003. Expense associated with the Bank’s bankcard division for the first six months of 2003 increased by $248,000 or 38.1% compared to the first six months of 2002. Automated processing expenses increased $93,000 or 10.2% for the first six months of 2003 compared to the first six months of 2002. Legal and professional expense increased $61,000 or 8.3% for the period being compared. Expenses associated with LSB Investment Services increased $60,000 or 92.3% for the first six months of 2003 compared to the first six months of 2002.

Asset Quality and Provision for Loan Losses

At June 30, 2003 loan loss reserves were $7.724 million or 1.15% of loans outstanding compared to $7.284 million or 1.13% of loans outstanding at December 31, 2002 and $6.948 million or 1.15% at June 30, 2002. Nonperforming assets (including loans over 90 days past due and still accruing) totaled $6.673 million or 0.75% of total assets at June 30, 2003 compared to $6.997 million or .82% of total assets at December 31, 2002 and $6.402 million or .77% of total assets at June 30, 2002. While there continues to be weakness in the economy, Bancshares nonperforming assets at June 30, 2003 were only slightly higher than June 30, 2002 and were down from the total at December 31, 2002. Nonperforming assets include nonaccrual loans, restructured loans, other real estate acquired through foreclosure and accruing loans ninety days or more past due. As of June 30, 2003, restructured loans had declined to $245,000 from $2.260 million at December 31, 2002 and $1.791 million at June 30, 2002. Properties held in the other real estate category at June 30, 2003 totaled $1.968 million compared to $2.111 million at December 31, 2002 and $1.878 million at June 30, 2002. Nonaccrual loans totaled $576,000 at June 30, 2003 compared to $272,000 at December 31, 2002 and $1.005 million at June 30, 2002. Accruing loans past due 90 days or more were $3.884 million at June 30, 2003 compared to $2.354 million at December 31, 2002 and $1.728 million at June 30, 2002. The accrual of interest is generally discontinued on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest can be assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At June 30, 2003, the reserve for loan losses was 1.16 times non-performing assets, compared to 1.04 times at December 31, 2002 and 1.09 at June 30, 2002.

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

The provision for loan losses that was charged to operations the first six months 2003 was $1.074 million compared to $1.062 million for the first six months of 2002. Net charge-offs for the six month period ended June 30, 2003 were $632,000, or .19% of average loans outstanding on an annualized basis compared to $554,000 or .19% for the first six months of 2002. Management continues to monitor the asset quality of the loan portfolio. Loans charged-off are recorded based upon the financial condition of the borrower and the likelihood of repayment.

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

ASSET QUALITY ANALYSIS

	Period Ended		Year Ended	Period Ended
	6/30/2003		12/31/2002	6/30/2002

RESERVE FOR LOAN LOSSES
Beginning Balance	$7,284		$6,440	$6,440
Provision for loan losses	1,074		2,480	1,062
Net (charge-off) recoveries	(634)		(1,636)	(554)

Ending balance	7,724		7,284	6,948

RISK ASSETS
Nonaccrual loans	$576		$272	$1,005
Foreclosed real estate	1,968		2,111	1,878
Restructured loans	245		2,260	1,791
Loans 90 days or more past due and still accruing	3,884		2,354	1,728

Total risk assets	6,673		6,997	6,402

ASSET QUALITY RATIOS
Nonaccrual loans as a percentage of total loans	0.09%		0.04%	0.16%
Nonperforming assets as a percentage of:
Total assets	0.75		0.82	0.77
Loans plus foreclosed property	0.99		1.08	1.05
Net charge-offs as a percentage of average loans	0.19	*	0.27	0.19	*
Reserve for loan losses as a percentage of loans	1.15		1.13	1.15
Ratio of reserve for loan losses to:
Net charge-offs	6.11	*	4.45	6.27	*
Nonaccrual loans	13.41		26.78	6.91

* Denotes Annualized

Income Taxes

Accrued income taxes applicable to income for the six-month period ended June 30, 2003 were $2.613 million compared to $2.542 million for the six-month period ended June 30, 2002. Pretax income for the first six months of 2003 of $7.864 million was up compared to $7.711 million for the first six months of 2002. The increase in accrued taxes for the period ended June 30, 2003 is primarily due to higher taxable income.

Capital Resources and Shareholders’ Equity

Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off-balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders’ equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the reserve for loan losses and certain long-term debt. At June 30, 2003, based on these measures, Bancshares’ had a Tier 1 capital ratio of 13.10% compared to the regulatory requirement of 4% and total capital ratio of 14.28% compared to an 8% regulatory requirement.

Additional regulatory capital measures include the Tier 1 leverage ratio. The Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At June 30, 2003, Bancshares’ Tier 1 leverage ratio was 9.77%.

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

To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and interest-sensitive liabilities. The Bank uses an asset/liability simulation model to produce a gap analysis. The simulation model computes projected runoff of deposits that do not have contractual maturity dates. On June 30, 2003, the gap between interest-sensitive assets and interest-sensitive liabilities was a positive $145,508,000 or 1.52. Under current economic conditions, management believes that is an acceptable ratio.

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
A. Exhibits

Exhibit 99.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 99.3 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B. Reports on Form 8-K
The Corporation filed an 8-K on April 21, 2003 to report an earnings release for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date August 11, 2003	LSB BANCSHARES, INC. (Registrant)

	By:	/s/ Monty J. Oliver

Name: Monty J. Oliver
Title: Secretary and Chief Financial Officer
(Authorized Officer and Chief Accounting Officer)