Form 10-Q/A
period 2003-06-30
LSB BANCSHARES INC /NC/
filed 2003-08-22
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

      Indicate by check ✓ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ✓ No

      Indicate by check ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ✓ No

LSB Bancshares, Inc. has 8,533,255 shares of common stock outstanding as of July 31, 2003.

EXPLANATORY NOTE:

This Amendment No. 1 to Form 10-Q for the period ended June 30, 2003, is being made in order to revise Item 4 of Part I, the Certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibits 31.1 and 31.2), and the Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32), to incorporate those amendments set forth in SEC Release No. 33-8283 which were inadvertently omitted from the original filing on August 12, 2003, and to revise Item 4 of Part II to add a reference to a report containing the information called for by such item. The remainder of the original report is included herein for the convenience of the reader.

LSB BANCSHARES, INC.

FORM 10-Q

INDEX

Part I	Financial Information
Item 1.	Financial Statements
Consolidated Balance Sheets June 30, 2003 and 2002, and December 31, 2002
Consolidated Statements of Income Three Months Ended June 30, 2003 and 2002 Six Months Ended June 30, 2003 and 2002
Consolidated Statements of Changes in Shareholders’ Equity Six Months Ended June 30, 2003 and 2002
Consolidated Statements of Cash Flows Six Months Ended June 30, 2003 and 2002
Notes to Consolidated Financial Statements Six Months Ended June 30, 2003 and 2002
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
Part II	Other Information
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
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

LSB Bancshares, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30

	2003	2002

Cash Flow from Operating Activities
Net Income	$5,251	$5,169
Adjustments to reconcile net income to net cash:
Depreciation and amortization	877	820
Securities premium amortization and discount accretion, net	38	38
(Increase) decrease in loans held for sale	(4,901)	5,921
Deferred income taxes	(13)	(353)
Income taxes payable	196	124
(Increase) decrease in income earned but not received	186	284
Increase (decrease) in interest accrued but not paid	(18)	(467)
Net (increase) decrease in other assets	(346)	(1,487)
Net increase (decrease) in other liabilities	(117)	318
Provision for loan losses	1,074	1,062
(Gain) loss on sale of investment securities	0	0
(Gain) loss on sale of premise and equipment	(31)	18

Net Cash provided by operating activities	2,196	11,447

Cash Flow From Investing Activities
Purchases of securities held to maturity	0	(332)
Proceeds from maturities of securities held to maturity	3,603	11,923
Proceeds from sales of securities held to maturity	0	0
Purchases of securities available for sale	(35,030)	(16,700)
Proceeds from maturities of securities available for sale	26,765	14,200
Proceeds from sales of securities available for sale	0	0
Net (increase) decrease in loans made to customers	(24,576)	(23,376)
Purchases of premises and equipment	(1,653)	(1,976)
Proceeds from sale of premises and equipment	47	0
Net (increase) decrease in federal funds sold and securities purchased under resale agreements	(1,666)	25,975

Net cash (used by) provided by investing activities	(32,510)	9,714

Cash Flow from Financing Activities
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	22,778	15,290
Net increase (decrease) in time deposits	22,565	(22,381)
Net increase (decrease) in securities sold under agreements to repurchase	(461)	(1,835)
Proceeds from long term debt	0	0
Payments on long term debt	(5,000)	(300)
Dividends Paid	(2,720)	(2,539)
Proceeds from issuance of common stock	495	330
Common stock acquired	(90)	(89)

Net cash provided by (used by) financing activities	37,567	(11,524)

Increase (decrease) in cash and cash equivalents	7,253	9,637
Cash and cash equivalents at the beginning of the period	47,072	35,918

Cash and cash equivalents at the end of the period	$54,325	$45,555

	Six Months Ended June 30

	2003	2002

Supplemental Disclosures of Cash Flow Information
Cash paid during the years for:
Interest	$6,036	$8,422
Income Taxes	2,900	2,771
Supplemental Disclosures of Noncash Transactions
Transfer of loans to other real estate owned	$1,040	$1,188
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	(18)	636
Change in deferred income taxes	7	(245)
Change in shareholders’ equity	(11)	391

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Notes to Consolidated Financial Statements
Six Months Ended June 30,2003 and 2002

Note 1. Basis of Presentation

The accompanying interim unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30,2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

At June 30, 2003, loans totaling $19,312,000 were held for sale stated at the lower of cost or market on an individual loan basis.

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

Noninterest Income and Expense

Noninterest income for the first six months of 20023 was up $1.273 million or 22.0% compared to the first six months of 2002. Fee income from service charges on deposit accounts increased $254,000 or 8.3% for the first six months of 2003 compared to the first six months of 2002. Gains on the sale of mortgage loans of $737,000 for the first six months of 2003 increased $408,000 or 124.0% compared to $329,000 for the first six months of 2002. In the current low interest rate environment, fee income from mortgage refinancing and sales to the secondary market continues to be strong. For the first six months of 2003, other operating income increased $611,000 or 25.5% compared to the first six months of 2002. Fee income from the Bank’s bankcard division for the first six months of 2003 was up $295,000 or 34.8% compared to the same period of 2002. Commissions generated by LSB Investment Services increased $344,000 or 88.0% the first six months of 2003 compared to the first six months of 2002. The bank’s investment services subsidiary generates commission income from the sale of mutual funds, annuities and equities.

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

Item 4. Controls and Procedures.

As of the end of the period covered by this report, Bancshares has evaluated, under the supervision and with the participation of Bancshares’s management, including Bancshares’s Chief Executive Officer and Chief Financial Officer, the effectiveness of Bancshares’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, Bancshares’s Chief Executive Officer and Chief Financial Officer have concluded that Bancshares’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Bancshares in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”).

During the quarterly period covered by this report, there has been no change in Bancshares’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, Bancshares’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings Not applicable.

Item 2.	Changes in Securities and Use of Proceeds Not applicable.

Item 3.	Defaults Upon Senior Securities Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
The information called for by this item was published in Item 4 of Part II of the Form 10-Q for Bancshares for the period ending March 31, 2003, filed with the Commission on May 13, 2003.

Item 5.	Other Information Not Applicable.

Item 6.	Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit No. 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No. 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B. Reports on Form 8-K
The Corporation filed an 8-K on April 21, 2003 to report an earnings release for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date August 21, 2003	LSB BANCSHARES, INC. (Registrant)

	By:	/s/ Monty J. Oliver

	Name:	Monty J. Oliver
	Title:	Secretary and Chief Financial Officer (Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002