Form 10-Q
period 2003-09-30
LSB BANCSHARES INC /NC/
filed 2003-11-07
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________ to _____________________

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

     Indicate by check ☑ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

     Indicate by check ☑ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

LSB Bancshares, Inc. had 8,537,443 shares of common stock outstanding as of October 31, 2003.

LSB BANCSHARES, INC.

FORM 10-Q

INDEX

Part I.	Financial Information
Item 1.	Financial Statements.
Consolidated Balance Sheets September 30, 2003 and 2002, and December 31, 2002
Consolidated Statements of Income Three Months Ended September 30, 2003 and 2002 Nine Months Ended September 30, 2003 and 2002
Consolidated Statements of Changes in Shareholders’ Equity Nine Months Ended September 30, 2003 and 2002
Consolidated Statements of Cash Flows Nine Months Ended September 30, 2003 and 2002
Notes to Consolidated Financial Statements Nine Months Ended September 30, 2003 and 2002
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Item 4.	Controls and Procedures.
Part II.	Other Information
Item 1.	Legal Proceedings.
Item 2.	Changes in Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	Submission of Matters to a Vote of Security Holders.
Item 5.	Other Information.
Item 6.	Exhibits and Reports on Form 8-K.
Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

LSB Bancshares, Inc.
Consolidated Balance Sheets
(In Thousands)

	(Unaudited)		(Unaudited)
	September 30	December 31	September 30
	2003	2002	2002

Assets
Cash and Due From Banks	$42,265	$41,522	$44,244
Interest-Bearing Bank Balances	3,113	5,550	1,286
Federal Funds Sold	15,302	13,384	31,484
Investment Securities:
Held to Maturity, Market Value $38,439, $46,013 and $48,562	36,798	44,030	46,039
Available for Sale, at Market Value	97,132	84,372	95,026
Loans	673,719	645,548	631,689
Less, Reserve for Loan Losses	(7,795)	(7,284)	(7,155)

Net Loans	665,924	638,264	624,534
Premises and Equipment	14,548	13,490	13,428
Other Assets	11,441	11,181	12,523

Total Assets	$886,523	$851,793	$868,564

Liabilities
Deposits
Demand	$89,303	$94,612	$83,573
Savings, NOW and Money Market Accounts	418,391	385,981	403,936
Certificates of Deposit of less than $100,000	131,751	145,669	154,515
Certificates of Deposit of $100,000 or more	82,409	70,219	72,316

Total Deposits	721,854	696,481	714,340
Securities Sold Under Agreements to Repurchase	1,688	1,529	1,286
Borrowings from the Federal Home Loan Bank	68,000	63,000	63,000
Other Liabilities	5,791	5,276	5,416

Total Liabilities	797,333	766,286	784,042

Shareholders’ Equity
Preferred Stock, Par Value $.01 Per Share:
Authorized 10,000,000 shares; none issued	0	0	0
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,535,255 Shares in 2003 and 8,472,518 and 8,466,048 shares in 2002	42,676	42,363	42,330
Paid-In Capital	10,083	9,729	9,698
Common Stock Acquired for Directors’ Deferred Plan	(1,095)	(995)	(986)
Retained Earnings	36,267	32,578	31,409
Accumulated Other Comprehensive Income	1,259	1,832	2,071

Total Shareholders’ Equity	89,190	85,507	84,522

Total Liabilities and Shareholders’ Equity	$886,523	$851,793	$868,564

Memorandum: Standby Letters of Credit	$4,141	$4,138	$5,012

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of Income
(In Thousands except Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Interest Income
Interest and Fees on Loans	$11,318	$11,398	$34,151	$33,553
Interest on Investment Securities:
Taxable	963	1,294	3,026	4,236
Tax Exempt	426	409	1,229	1,246
Interest-Bearing Bank Balances	35	50	133	202
Federal Funds Sold	46	108	207	391

Total Interest Income	12,788	13,259	38,746	39,628

Interest Expense
Deposits	1,853	2,952	6,319	9,308
Securities Sold Under Agreements to Repurchase	2	4	10	37
Borrowings from the Federal Home Loan Bank	786	807	2,330	2,373

Total Interest Expense	2,641	3,763	8,659	11,718

Net Interest Income	10,147	9,496	30,087	27,910
Provision for Loan Losses	839	532	1,913	1,594

Net Interest Income After Provision for Loan Losses	9,308	8,964	28,174	26,316

Noninterest Income
Service Charges on Deposit Accounts	1,824	1,731	5,147	4,800
Gains on Sales of Mortgages	403	132	1,140	461
Other Operating Income	1,611	1,192	4,615	3,585

Total Noninterest Income	3,838	3,055	10,902	8,846

Noninterest Expense
Personnel Expense	5,376	4,595	15,691	13,124
Occupancy Expense	440	370	1,218	1,080
Equipment Depreciation and Maintenance	549	478	1,523	1,354
Other Operating Expense	2,995	2,690	8,994	8,007

Total Noninterest Expense	9,360	8,133	27,426	23,565

Income Before Income Taxes	3,786	3,886	11,650	11,597
Income Taxes	1,261	1,282	3,874	3,824

Net Income	$2,525	$2,604	$7,776	$7,773

Earnings Per Share:
Basic	$0.30	$0.31	$0.91	$0.92
Diluted	0.29	0.30	0.91	0.91
Weighted Average Shares Outstanding:
Basic	8,534,255	8,465,715	8,506,558	8,459,689
Diluted	8,613,409	8,572,018	8,575,203	8,544,877
Cash Dividends Declared per Share	$0.16	$0.15	$0.48	$0.45

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of
Changes in Shareholders’ Equity
(In Thousands)
(Unaudited)

					Accumulated
			Directors’		Other	Total
	Common	Paid-In	Deferred	Retained	Comprehensive	Shareholders'
	Stock	Capital	Plan	Earnings	Income	Equity

Balances at December 31, 2001	$42,209	$9,860	$(878)	$27,444	$708	$79,343
Net Income				7,773		7,773
Change in unrealized loss on securities available for sale, net of deferred income taxes					1,363	1,363

Comprehensive income						9,136
Cash dividends declared on common stock				(3,808)		(3,808)
Common stock issued for stock options exercised	221	142				363
Common stock acquired	(100)	(304)	(108)			(512)

Balances at September 30, 2002	$42,330	$9,698	$(986)	$31,409	$2,071	$84,522

Balances at December 31, 2002	$42,363	$9,729	$(995)	$32,578	$1,832	$85,507
Net Income				7,776		7,776
Change in unrealized gain on securities available for sale, net of deferred income taxes					(573)	(573)

Comprehensive income						7,203
Cash dividends declared on common stock				(4,087)		(4,087)
Common stock issued for stock options exercised	313	354				667
Common stock acquired			(100)			(100)

Balances at September 30, 2003	$42,676	$10,083	$(1,095)	$36,267	$1,259	$89,190

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30

	2003	2002

Cash Flow from Operating Activities
Net Income	$7,776	$7,773
Adjustments to reconcile net income to net cash:
Depreciation and amortization	1,333	1,244
Securities premium amortization and discount accretion, net	56	50
(Increase) decrease in loans held for sale	(10,892)	4,961
Deferred income taxes	(206)	(353)
Income taxes payable	321	(137)
(Increase) decrease in income earned but not received	123	(79)
Increase (decrease) in interest accrued but not paid	(243)	(610)
Net (increase) decrease in other assets	184	(2,549)
Net increase (decrease) in other liabilities	436	819
Provision for loan losses	1,913	1,594
(Gain) loss on sale of investment securities	0	0
(Gain) loss on sale of premise and equipment	(31)	(14)

Net Cash provided by operating activities	770	12,699

Cash Flow From Investing Activities
Purchases of securities held to maturity	0	(332)
Proceeds from maturities of securities held to maturity	7,232	12,923
Proceeds from sales of securities held to maturity	0	0
Purchases of securities available for sale	(45,515)	(18,950)
Proceeds from maturities of securities available for sale	31,765	22,800
Proceeds from sales of securities available for sale	0	0
Net (increase) decrease in loans made to customers	(18,681)	(49,165)
Purchases of premises and equipment	(2,413)	(2,665)
Proceeds from sale of premises and equipment	53	48
Net (increase) decrease in federal funds sold and securities purchased under resale agreements	(1,918)	6,226

Net cash (used by) provided by investing activities	(29,477)	(29,115)

Cash Flow from Financing Activities
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	27,101	53,504
Net increase (decrease) in time deposits	(1,727)	(21,328)
Net increase (decrease) in securities sold under agreements to repurchase	159	(1,891)
Proceeds from long term debt	10,000	0
Payments on long term debt	(5,000)	(300)
Dividends Paid	(4,087)	(3,808)
Proceeds from issuance of common stock	667	363
Common stock acquired	(100)	(512)

Net cash provided by (used by) financing activities	27,013	26,028

Increase (decrease) in cash and cash equivalents	(1,694)	9,612
Cash and cash equivalents at the beginning of the period	47,072	35,918

Cash and cash equivalents at the end of the period	$45,378	$45,530

	Nine Months Ended September 30

	2003	2002

Supplemental Disclosures of Cash Flow Information
Cash paid during the years for:
Interest	$8,902	$12,328
Income Taxes	4,227	4,314
Supplemental Disclosures of Noncash Transactions
Transfer of loans to other real estate owned	$1,542	$2,456
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	(933)	2,218
Change in deferred income taxes	360	(855)
Change in shareholders’ equity	(573)	1,363

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2003 and 2002

Note 1. Basis of Presentation

The accompanying interim unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Note 2. Investment Securities

The valuations of investment securities as of September 30, 2003 and December 31, 2002 were as follows (in thousands):

	September 30, 2003
				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. Treasury and other U.S. government agency obligations	$8,999	$110	$0	$9,109
State, county and municipal securities	27,799	1,538	7	29,330

Total securities held to maturity	$36,798	$1,648	$7	$38,439

				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Treasury and other U.S. government agency obligations	$89,832	$2,016	$26	$91,822
State, county and municipal securities	1,851	59		1,910
Federal Home Loan Bank stock	3,400	0	0	3,400

Total securities available for sale	$95,083	$2,075	$26	$97,132

	December 31, 2002
				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. Treasury and other U.S. government agency obligations	$12,001	$381	$0	$12,382
State, county and municipal securities	32,029	1,624	22	33,631

Total securities held to maturity	$44,030	$2,005	$22	$46,013

				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Treasury and other U.S. government agency obligations	$76,373	$2,926	$0	$79,299
State, county and municipal securities	1,853	56	1	1,908
Federal Home Loan Bank stock	3,165	0	0	3,165

Total securities available for sale	$81,391	$2,982	$1	$84,372

No investment securities were sold during the period ending September 30, 2003.

Investment securities with amortized cost of $95,915,000 and $95,002,447, as of September 30, 2003 and December 31, 2002, respectively, were pledged to secure public deposits and for other purposes. The Bank also has a $20,000,000 irrevocable letter of credit with FHLB that is used in lieu of securities to pledge against public deposits.

Note 3. Loans (Table in thousands)

A summary of consolidated loans follows:

	September 30
	2003	2002

Commercial, financial, & agricultural	$281,397	$261,684
Real estate - construction	37,871	29,997
Real estate - mortgage	292,227	276,331
Installment loans to individuals	57,557	55,282
Lease financing	1,068	488
Other	3,599	7,907

Total loans, net of unearned income	$673,719	$631,689

As of January 1, 1995, the Corporation adopted SFAS 114 as amended by SFAS 118 for impaired loans. The statements subject all loans to impairment recognition except for large groups of smaller-balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Corporation generally considers loans to be impaired when future payments of principal and interest are in doubt. Included in impaired loans are loans that are consistently past due, loans 90 days or more past due and nonaccrual loans. Interest income on impaired loans is recognized consistent with the Corporation’s income recognition policy of daily accrual of income until the loan is determined to be uncollectible and placed in a nonaccrual status. For all impaired loans other than nonaccrual loans, interest income totaling $101,914 for the period was recorded on an accrual basis. Interest income on nonaccrual loans is recognized on a cash basis. No interest has been collected during the period on nonaccrual loans since being placed in a nonaccrual status. Interest income on nonaccrual loans that would have been recorded in accordance with the original terms of the notes was $152,657. The adoption of SFAS 114 and SFAS 118 did not have a material effect on the Corporation’s financial position or results of operations and required no increase to the reserve for loan and lease losses.

At September 30, 2003, the total investment in loans that are considered impaired under SFAS 114 was $9,830,000, including nonaccrual loans of $2,170,000. A related valuation allowance of $1,640,000 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended September 30, 2003 was approximately $9,855,000.

At September 30, 2003, loans totaling $25,303,000 were held for sale stated at the lower of cost or market on an individual loan basis.

Note 4. Reserve for Loan Losses (in thousands)

The following sets forth the analysis of the consolidated reserve for loan losses:

	Nine Months Ended
	September 30
	2003	2002

Balances at beginning of periods	$7,284	$6,440
Provision for loan losses	1,913	1,594
Recoveries of amounts previously charged off	313	190
Loan losses	(1,715)	(1,069)

Balances at end of periods	$7,795	$7,155

Note 5. Other Accounting Changes

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that goodwill and other intangible assets that have indefinite lives are to no longer be amortized unless there is an impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. At December 31, 2001, Bancshares had $490,330 in goodwill, which will no longer be amortized, but will be monitored for impairment annually.

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

Note 6. Stock Compensation Plans

Bancshares had three stock based compensation plans at September 30, 2003, accounted for under Accounting Principles Board Opinion Number 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards Numbers 123 and 148, Bancshares’ net income and earnings per share would have been reduced to the following pro forma amounts:

	3 Mths Ended Sept. 30		9 Mths Ended Sept. 30
	2003	2002	2003	2002

Net income, as reported (In thousands)	$2,525	$2,604	$7,776	$7,773
Less, total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (In thousands)	52	97	221	291

Pro Forma Net Income (In thousands)	$2,473	$2,507	$7,555	$7,482

Earnings Per Share:
Basic - as reported	$0.30	$0.31	$0.91	$0.92

Basic - pro forma	$0.29	$0.30	$0.89	$0.88

Diluted - as reported	$0.29	$0.30	$0.91	$0.91

Diluted - pro forma	$0.29	$0.29	$0.88	$0.88

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operation for LSB Bancshares, Inc. (“Bancshares”) and its wholly owned subsidiary, Lexington State Bank (“LSB”) for the nine months ended September 30, 2003 and 2002. The consolidated financial statements also include the accounts and results of operation of LSB’s wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. (“Peoples Finance”) and LSB Investment Services, Inc. (“LSB Investment Services”). This discussion and analysis is intended to complement the unaudited financial statements, footnotes and supplemental financial data in this Form 10Q, and should be read in conjunction therewith.

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

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net Interest Income

The primary source of earnings for the Corporation is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.

Relatively flat loan growth during the third quarter of 2003 coupled with a further drop in interest rates resulted in lower interest income for the period. Total interest income of $12.788 million for the third quarter of 2003, decreased $471,000 or 3.6% compared to $13.259 million for the third quarter of 2002. Total interest expense of $2.641 million for the third quarter of 2003 was down $1.122 million or 29.8% compared to $3.763 million for the comparable period in 2002. Net interest income of $10.147 million for the third quarter of 2003, increased $651,000 or 6.9% compared to $9.496 million for the third quarter of 2002. The bank’s net interest margin decreased five basis points in the third quarter of 2003 to 4.95% from 5.00% for the second quarter of 2003. On June 23, 2003 the Federal Reserve cut interest rates for the thirteenth consecutive time. The change, which was too late in the second quarter to affect the bank’s net interest margin, did have an impact on margins in the third quarter.

Noninterest Income and Expense

Third quarter 2003 noninterest income of $3.838 million increased $783,000 or 25.6% compared to third quarter 2002 noninterest income of $3.055 million. Fee income related to service charges on deposit accounts for the third quarter of 2003 increased $93,000 or 5.4% compared to the third quarter of 2002. As in the first two quarters of 2003, mortgage loan refinancing resulted in substantial increases in noninterest income during the third quarter. Gains on sales of mortgages increased $271,000 or 205.3% for the third quarter of 2003 compared to the third quarter of 2002. Other operating income increased $419,000 or 35.2% in the third quarter of 2003 compared to the third quarter of 2002. Within the other operating income category, fee income from the bankcard division increased $124,000 or 26.6% compared to the corresponding period in 2002. Commissions generated by LSB Investment Services increased $161,000 or 72.5% in the third quarter of 2003 compared to the corresponding quarter of 2002. LSB Investment Services generates commission income from the sale of noninsured investment funds.

Noninterest expense for the third quarter of 2003 increased $1.227 million or 15.1% compared to the third quarter of 2002. Personnel expense for the third quarter of 2003, comprised of salaries and fringe benefits increased $781,000 or 17.0% compared to the third quarter of 2002. Increased health care costs contributed to the increase in personnel expense. The increase in personnel expense is also attributable to mortgage production incentives related to high refinancing activity and to normal increases in compensation. Occupancy expense increased $70,000 or 18.9% during the third quarter of 2003 compared to the third quarter of 2002 and equipment depreciation and maintenance expense increased $71,000 or 14.9% for the period being compared. Other operating expense increased $305,000 or 11.3% for the third quarter of 2003 compared to the third quarter of 2002. Within the other operating expense category, automated processing expenses increased $28,000 or 6.1% for the third quarter of 2003 compared to the corresponding quarter of 2002. Expenses for the bankcard division increased $61,000 or 15.3% for the third quarter of 2003 compared to the third quarter of 2002. Legal and professional expense increased $52,000 or 15.8% for the third quarter of 2003 compared to the third quarter of 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net Interest Income

Lower interest rates year over year and slower growth in loans and deposits put both interest income and interest expense below last years level. Total interest income for the first nine months of 2003 of $38.746 million was down $882,000 or 2.2% compared to $39.628 million for the first nine months of 2002. Total interest expense for the first nine months of 2003 of $8.659 million was down $3.059 million or 26.1% compared to $11.718 million for the first nine months of 2002. The net interest margin for the first nine months of 2003 remained strong resulting in increased net interest income. Net interest income of $30.087 million for the first nine months of 2003 increased $2.177 million or 7.8% compared to $27.910 million for the first nine months of 2002. For the first nine months of 2003 the net interest margin was 4.96% compared to 4.85% for the first nine months of 2002.

In light of the continued weak economy through the first nine months of 2003, loan growth has remained relatively moderate. For the nine-month period ended September 30, 2003, loan growth was $28.171 million or 4.4% compared to December 31, 2002 and $42.030 million or 6.7% compared to September 30, 2002. For the same period deposits increased $25.373 million or 3.6% compared to December 31, 2002 and $7.514 million or 1.1% compared to September 30, 2002. Demand deposits were down $5.309 million or 5.6% compared to December 31, 2002 and up $5.730 million or 6.9% compared to September 30, 2002. Savings, NOW and money market deposits increased $32.410 million or 8.4% from December 31, 2002 and $14.455 or 3.6% from September 30, 2002. Certificate of deposit growth was mixed with CD’s under $100,000 declining and CD’s over $100,000 increasing compared with the year ago period. This is due in part to the banks emphasis on relationship banking and liability pricing.

Noninterest Income and Expense

Noninterest income for the first nine months of 2003 was up $2.056 million or 23.2% compared to the first nine months of 2002. Fee income from service charges on deposit accounts increased $347,000 or 7.2% for the first nine months of 2003 compared to the first nine months of 2002. Gains on the sale of mortgage loans of $1.140 million for the first nine months of 2003 increased $679,000 or 147.3% compared to $461,000 for the first nine months of 2002. The low interest rate environment prevailing throughout the nine months of 2003 has resulted in increased gains from mortgage refinancing and sales to the secondary market. For the first nine months of 2003, other operating income increased $1.030 million or 28.7% compared to the first nine months of 2002. Fee income from the bank’s bankcard division for the first nine months of 2003 was up $419,000 or 31.9% compared to the same period of 2002. Commissions generated by LSB Investment Services increased $505,000 or 82.4% the first nine months of 2003 compared to the first nine months of 2002. The bank’s investment services subsidiary generates commission income from the sale of mutual funds, annuities and equities.

Noninterest expense of $27.426 million for the first nine months of 2003 was up $3.861 million or 16.4% compared to $23.565 million for the first nine months of 2002. For the first nine months of 2003 personnel expense, comprised of salaries and fringe benefits, increased $2.567 million or 19.6% compared to the corresponding period of 2002. The increase in personnel expense for the first nine months of 2003 is attributable in part to increased mortgage production incentives related to the high volume of refinance activity and higher health care costs. Normal increases to compensation and additions to staff, primarily sales staff, accounted for some personnel expense increase. Occupancy expense was up $138,000 or 12.8% for the nine-month period ended September 30, 2003 compared to the corresponding nine-month period in 2002. Equipment depreciation and maintenance expense increased $169,000 or 12.5% for the period being compared. Other operating expense for the first nine months of 2003 of $8.994 million increased by $987,000 or 12.3% compared to $8.007 million for the first nine months of 2002. Expense associated with the Bank’s bankcard division for the first nine months of 2003 increased by $309,000 or 29.4% compared to the first nine months of 2002. Automated processing expenses increased $121,000 or 8.9% for the first nine months of 2003 compared to the first nine months of 2002. Legal and professional expense increased $113,000 or 10.7% for the period being compared. Expenses associated with LSB Investment Services increased $31,000 or 49.8% for the first nine months of 2003 compared to the first nine months of 2002.

Asset Quality and Provision for Loan Losses

At September 30, 2003 loan loss reserves were $7.795 million or 1.16% of loans outstanding compared to $7.284 million or 1.13% of loans outstanding at December 31, 2002 and $7.155 million or 1.13% at September 30, 2002. Nonperforming assets (including loans over 90 days past due and still accruing) totaled $6.232 million or 0.70% of total assets at September 30, 2003 compared to $6.997 million or 0.82% of total assets at December 31, 2002 and $6.794 million or 0.78% of total assets at September 30, 2002. While there is still weakness in the economy, nonperforming assets at September 30, 2003 declined compared to September 30, 2002 and December 31, 2002. Nonperforming assets include nonaccrual loans, restructured loans, other real estate acquired through foreclosure and accruing loans ninety days or more past due. As of September 30, 2003, restructured loans had declined to $1.136 million from $2.260 million at December 31, 2002 and $2.265 million at September 30, 2002. Properties held in the other real estate category had also declined at September 30, 2003 to $1.550 million compared to $2.111 million at December 31, 2002 and $2.673 million at September 30, 2002. Nonaccrual loans increased to $2.171 million at September 30, 2003 compared to $272,000 at December 31, 2002 and $717,000 at September 30, 2002. Accruing loans past due 90 days or more were $1.375 million at September 30, 2003 compared to $2.354 million at December 31, 2002 and $1.139 million at September 30, 2002. The accrual of interest is generally discontinued on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest can be assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At September 30, 2003, the reserve for loan losses was 1.25 times non-performing assets, compared to 1.04 times at December 31, 2002 and 1.05 at September 30, 2002.

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

The provision for loan losses that was charged to operations the first nine months 2003 was $1.913 million compared to $1.594 million for the first nine months of 2002. Net charge-offs for the nine-month period ended September 30, 2003 were $1.402 million or .28% of average loans outstanding on an annualized basis compared to $879,000 or .20% for the first nine months of 2002. Management continues to monitor the asset quality of the loan portfolio. Loans charged-off are recorded based upon the financial condition of the borrower and the likelihood of repayment.

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

ASSET QUALITY ANALYSIS

	Period Ended		Year Ended	Period Ended
	9/30/03		12/31/02	9/30/02

RESERVE FOR LOAN LOSSES
Beginning Balance	$7,284		$6,440	$6,440
Provision for loan losses	1,913		2,480	1,594
Net (charge-off) recoveries	(1,402)		(1,636)	(879)

Ending balance	7,795		7,284	7,155
RISK ASSETS
Nonaccrual loans	$2,171		$272	$717
Foreclosed real estate	1,550		2,111	2,673
Restructured loans	1,136		2,260	2,265
Loans 90 days or more past due and still accruing	1,375		2,354	1,139

Total risk assets	6,232		6,997	6,794
ASSET QUALITY RATIOS
Nonaccrual loans as a percentage of total loans	0.32%		0.04%	0.11%
Nonperforming assets as a percentage of:
Total assets	0.70		0.82	0.78
Loans plus foreclosed property	0.92		1.08	1.07
Net charge-offs as a percentage of average loans	0.28	*	0.27	0.20	*
Reserve for loan losses as a percentage of loans	1.16		1.13	1.13
Ratio of reserve for loan losses to:
Net charge-offs	4.17	*	4.45	6.10	*
Nonaccrual loans	3.59		26.78	9.98

* Denotes Annualized

Income Taxes

Accrued income taxes applicable to income for the nine-month period ended September 30, 2003 were $3.874 million compared to $3.824 million for the nine-month period ended September 30, 2002. Pretax income for the first nine months of 2003 of $11.650 million was up compared to $11.597 million for the first nine months of 2002. The increase in accrued taxes for the period ended September 30, 2003 is primarily due to higher taxable income.

Capital Resources and Shareholders’ Equity

Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off-balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders’ equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the reserve for loan losses and certain long-term debt. At September 30, 2003, based on these measures, Bancshares’ had a Tier 1 capital ratio of 13.34% compared to the regulatory requirement of 4% and total capital ratio of 14.53% compared to an 8% regulatory requirement.

Additional regulatory capital measures include the Tier 1 leverage ratio. The Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At September 30, 2003, Bancshares’ Tier 1 leverage ratio was 9.85%.

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

To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and interest-sensitive liabilities. The Bank uses an asset/liability simulation model to produce a gap analysis. The simulation model computes projected runoff of deposits that do not have contractual maturity dates. On September 30, 2003, the gap between interest-sensitive assets and interest-sensitive liabilities was a positive $166,060,000 or 1.61. Under current economic conditions, management believes that is an acceptable ratio.

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

Item 4. Controls and Procedures.

As of the end of the period covered by this report, Bancshares has evaluated, under the supervision and with the participation of Bancshares’s management, including Bancshares’s Chief Executive Officer and Chief Financial Officer, the effectiveness of Bancshares’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, Bancshares’s Chief Executive Officer and Chief Financial Officer have concluded that Bancshares’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Bancshares in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”).

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

               A. Exhibits

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               B. Reports on Form 8-K

The Corporation filed an 8-K on October 30, 2003 to report an earnings release for the nine months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date October 6, 2003	LSB BANCSHARES, INC.
(Registrant)

By:	/s/ Monty J. Oliver

Name:	Monty J. Oliver
Title:	Secretary and Chief Financial Officer (Authorized Officer and Chief Accounting Officer)

Exhibit Index

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002