Form 10-K
period 2003-12-31
LSB BANCSHARES INC /NC/
filed 2004-03-15
CIK 714530

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
Commission File Number 0-11448

LSB BANCSHARES, INC.
One LSB Plaza
Lexington, North Carolina 27292
(336) 248-6500
Incorporated in the State of North Carolina
IRS employer Identification No. 56-1348147
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
NONE.
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, Par Value $5,00 Per Share

     Indicate by check mark whether the registrant: (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). And (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ✓ No

     The aggregate market value (average of the bid and asked prices) of the voting stock held by nonaffiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $144,969,256.

     There were 8,550,442 shares of the registrant’s common stock outstanding of March 8, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2003 are incorporated by reference into Parts I and II of this report. Portions of the registrant’s Proxy Statement for the Annual Meeting of shareholders to be held April 21, 2004 are incorporated by reference into part III of this report.

41

To our shareholders
Financial Highlights
Officers of LSB Bancshares, Inc
Board of Directors
Signatures
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1

Form 10-K Cross-Reference Index

This 2003 Annual Report and Form 10-K of the registrant incorporates into a single document the 2003 Annual Report to Shareholders and the Annual Report on Form 10-K for the year ended December 31, 2003 filed by the registrant with the Securities and Exchange Commission. This Form 10-K Annual Report incorporates by reference certain information contained in the Annual Report to Shareholders and portions of the registrant’s Proxy Statement relating to the 2004 Annual Meeting of Shareholders as is reflected in the following Cross-Reference Index.

Information Appearing on
	Incorporated by Reference into the Following Items	the Following Pages of the:
of Form 10-K
		Annual Report	Proxy Statement
PART I
Item 1.	Business	14, 17-28
Item 2.	Properties	14, 35, 38 (Notes 5 and 15)
Item 3.	Legal Proceedings	36 (Note 8)
Item 4.	Submission of Matters to a Vote of Security Holders (None)
PART II
Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters	49
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	19-24, 37 (Note 13)
Item 8.	Financial Statements and Supplementary Data	29-39
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (None)
Item 9A.	Controls and Procedures	19
PART III
Item 10.	Directors and Executive Officers of the Registrant	7, 47	7, 10
Item 11.	Executive Compensation		12-18
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		2-4
Item 13.	Certain Relationships and Related Transactions		8-9
Item 14.	Principle Accounting Fees and Services		27
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K:
(a) The following documents to be filed as part of the Form 10-K:
(1) Financial Statements:
	Independent Accountants’Audit Report	40
	Consolidated Balance Sheets - December 31, 2003 and 2002	29
	Consolidated Statements of Income - Years Ended December 31, 2003, 2002 and 2001	30
	Consolidated Statements of Changes in Shareholders’Equity Years Ended December 31, 2003, 2002 and 2001	31
	Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001	32
	Notes to Consolidated Financial Statements	33-39
(2) Financial Statement Schedules (None)

(3) Exhibits:

	3.1	Articles of Incorporation of LSB Bancshares, Inc., as amended, which are incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 17, 1992 (File No. 33-54610).

	3.2	Bylaws of LSB Bancshares, Inc., as amended, which are incorporated by reference to Exhibit 3.2 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

42

Form 10-K Cross-Reference Index (cont’d)

     Incorporated by Reference into the Following Items of Form 10-K

PART IV

Item 14. (cont’d)	4.1	Specimen certificate of common stock, $5.00 par value, which is incorporated by reference to Exhibit 4 of the registrant’s Registration Statement on Form S-1 (File No. 2-99312).

	4.2	Rights Agreement dated as of February 10, 1998 by and between LSB Bancshares, Inc. and Wachovia Bank, N.A., as Rights Agent, which is incorporated by reference to Exhibit 1 of the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on March 6, 1998.

	10.1*	1996 Omnibus Stock Incentive Plan, which is incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

	10.2*	1996 Management Plan, which is incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

	10.3*	1994 Director Stock Option Plan of LSB Bancshares, Inc., which is incorporated by reference to Exhibit 4 of the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 15, 1994 (File No. 33-81664).

	10.4*	Employment Continuity Agreement effective as of December 24, 1997 between LSB Bancshares, Inc. and Nicholas A. Daves, which is incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

	10.5*	Employment Continuity Agreement effective as of June 9, 1998 between LSB Bancshares, Inc. and Suzanne J. Bullotta, which is incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on form 10-K for the year ended December 31, 1998.

	10.6*	Employment Continuity Agreement effective as of October 15, 2001 between LSB Bancshares, Inc. and M. Jack Smith, which is incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on form 10-K for the year ended December 31, 2001.

	10.7*	Employment Continuity Agreement effective as of January 1, 2004, between LSB Bancshares, Inc., and Robert F. Lowe.

	10.8*	Form of Employment Continuity Agreement effective as of January 1, 2004, between LSB Bancshares, Inc., and Monty J. Oliver and H. Franklin Sherron, Jr., with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed.

	10.9*	Form of Employment Continuity Agreement effective as of January 1, 2004, between LSB Bancshares, Inc., and Kathy V. Richardson and Pamela J. Varela, with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed.

	10.10	*Form of Employment Continuity Agreement effective as of January 1, 2004, between LSB Bancshares, Inc., and Robert E. Lineback, Jr., and Philip G. Gibson, with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed.

	10.11	*Form of Employment Continuity Agreement effective as of January 1, 2004, between LSB Bancshares, Inc., and Ronald E. Coleman, D. Gerald Sink, Robin A. Huneycutt, Ronald W. Sink, and Joe W. Carroll, with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed.

	21.	List of Subsidiaries at December 31, 2003.

	23.	Consent of Turlington and Company, L.L.P.

	31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The corporation filed an 8-K on October 30, 2003 to announce earnings for the third quarter of 2003.

The corporation filed an 8-K on December 15, 2003 to announce a write-down of two problem credits.

The corporation filed an 8-K on December 22, 2003 to announce the opening of LSB Professional Mortgage Office in Raleigh, NC.

*Indicates a management contract or compensatory plan, contract or arrangement.

43

ANNUAL REPORT & FORM 10 - K | 2003

First-rate banking. On a first-name basis.

Our Vision

To achieve excellence as

a financial institution

in the execution of our

commitment to the

constituencies that we

serve... our shareholders,

employees, customers,

and communities.

CONTENTS

Message To Our Shareholders	2
Financial Highlights	5
LSB Bancshares, Inc., Board of Directors and Officers	6-7
Financial Section	14
SEC Form 10-K	41

“When you look for a bank, you’re looking for values.”

—Robert F. Lowe, CEO

To our shareholders:

Spend a few moments in the lobby of any of our offices and you’ll notice something that makes banking at LSB unique–and we think better. When a customer steps up to a teller window, or sits down with a loan officer, they typically are greeted by their first name. It’s not a part of our employee handbook. We don’t have a policy that requires it. At LSB, banking on a first-name basis just happens.

     Our employees enjoy getting to know their customers. They take the time to make friends and care enough to listen. It’s a way of doing business that reflects well on the people we like to employ and it bodes well for the communities we serve.

     In the competitive banking industry, service is often a defining factor. And providing great service has long been a priority at LSB. As you will see in this report, customer satisfaction plays an important role in our continued success. “First-rate banking on a first-name basis” helps ensure that satisfaction. And the warm and friendly atmosphere makes a career at LSB more satisfying, too.

     As we look forward, we will continue with our unique style of banking–earning trust, offering respect, expressing support, and knowing the value of a customer’s first name.

Financial Results As reported to you previously, the soft economy continues to pose distinct challenges to many businesses and individuals. As a result of the difficult economic environment of the past year, net income for 2003 was $8,578,000 or $1.00 per diluted share compared to $10,214,000 or $1.20 per diluted share in 2002. The decline in earnings was primarily due to the previously announced fourth quarter pre-tax charge of $2.9 million ($1.8 million after taxes) related to the write down of two specific credits. For the year 2003, net interest income increased 5% relative to 2002 while noninterest income increased 21% and noninterest expense grew 14%. The provision for loan losses was $5,215,000 for 2003 compared to $2,480,000 in 2002. In 2003, return on assets was 0.98% and return on average shareholders’ equity was 9.66%.

     Year over year balance sheet growth was generally in the low single digits. The allowance for loan losses strengthened on an aggregate basis due to the higher provisions. Specifically, the allowance for loan losses was $7,846,000 or 1.18% of gross loans at December 31, 2003, versus $7,284,000, or 1.13% of gross loans at December 31, 2002. Nonperforming assets, including nonaccrual loans, accruing loans more than 90 days past due, renegotiated troubled debt and other real estate owned, totaled $5,815,000 at December 31, 2003, down from $6,997,000 at December 31, 2002.

Shareholder Value Shareholders received cash dividends of $.64 per share in 2003, an increase of 6.7% compared to those received the prior year. Shareholders may enhance value by depositing their dividends in an account with LSB or participating in our Direct Stock Purchase Plan.

Offices During 2003, we continued to execute the bank’s strategic plan with new products and services and an expanded market area. In April, we opened an additional office in Winston-Salem followed in May by our first location in the Randolph County community of Archdale. Recently, we announced a mortgage production office in Raleigh that opened in January as well as a full-service office in the Guilford County community of Jamestown to open in the second quarter, pending regulatory approval. Our expansion into new and growing markets continues to provide many opportunities to build our customer base.

Expanded Services With our new web site, we provide an expanded menu of banking services online that allows easier transactions, better navigation, and additional information. We invite you to visit us at www.lsbnc.com.

     Again in 2003, we expanded our LSB Investment Services, Inc. subsidiary. Assets under management grew steadily reflecting the needs of customers for comprehensive financial planning. This was reflected in a fee revenue increase for 2003 of 99.8%

     The new office of People’s Finance in the High Point/Archdale market has allowed that subsidiary to continue to grow its service area and profitability.

Additional Convenience We expanded our network of ATMs in Arcadia as well as Archdale, the Davidson County Court House, the Reynolda Office in Winston-Salem and in Welcome at the RCR Racing Museum.

Technology Enhancements We invested significantly in new technology to enhance our delivery of services and to increase our efficiency.

•	We upgraded our telephonic software to enable us to handle the growing volume of phone calls.

•	We installed new software for tellers that enables them to serve customers more rapidly.

•	We acquired an automated loan approval system that has equipped us to provide better service to retail loan customers.

•	Sales and service software to be installed soon will allow us to track how and why customers contact us and how well we fulfill their requests.

•	New database software allows us to analyze product profitability as measured against our customer base and target customers for additional relationships.

Human Resources Balancing the investment in technology is our investment in attracting and retaining a staff that is dedicated to providing quality customer service. Our employee training capabilities were expanded this year to support our constant objective of providing superior customer service. We are fortunate to have hired a number of experienced bankers, to complement those already on staff, who are helping to grow our business in new and existing markets.

Marketing After two full years, the LSB Beeline BankingSM brand now is widely recognized throughout the Piedmont Triad. Surveys indicate increasing and positive awareness of LSB as our sales and marketing programs have proven to be effective in meeting the goals and objectives of our business plan.

Corporate Governance While much has been written about the issue of corporate governance and best practices of public companies, at LSB the new requirements have simply reinforced what we have considered all along to be priorities; specifically, full and fair disclosure while exercising the fiduciary duties of care, loyalty and good faith. Our focus in this area continues to be the execution of good judgment in the pursuit of business excellence or in other words—Doing the Right Thing.

Outlook As we have stated, the Piedmont Triad continues to face challenging economic conditions. Our expansion into new and growing markets continues to provide many opportunities to build our customer base as we believe that a satisfied customer base creates franchise value and ultimately shareholder value. Thanks to our dedicated employees, Board of Directors and Advisory Boards, we will continue to offer the benefits of Beeline BankingSM to our expanding customer base and ask that you recommend the services of LSB TheBank to your friends and acquaintances. Thank you for your continued confidence and support and for the opportunity of serving your financial needs.

Robert F. Lowe
Chairman, President and
Chief Executive Officer

Financial Highlights

(Dollars in thousands, except per share)

			Percent
	2003	2002	Change
For The Year
Interest income	$50,790	$52,932	(4.0)%
Interest expense	11,177	15,185	(26.4)
Net interest income	39,613	37,747	4.9
Provision for loan losses	5,215	2,480	110.3
Noninterest income	14,517	12,000	21.0
Noninterest expense	36,434	32,040	13.7
Income taxes	3,903	5,013	(22.1)
Net income	8,578	10,214	(16.0)
Net interest income, taxable equivalent	40,321	38,419	5.0
Cash dividends declared	5,454	5,080	7.4
Average Balances
Assets	$878,519	$843,284	4.2%
Earning assets	824,236	790,360	4.3
Loans	664,155	607,620	9.3
Investment securities	132,597	146,221	(9.3)
Total deposits	721,723	690,208	4.6
Shareholders’ equity	88,836	83,191	6.8
Year End Balances
Assets	$867,906	$851,793	1.9%
Earning assets	812,690	792,884	2.5
Loans	663,446	645,548	2.8
Investment securities	121,091	128,402	(5.7)
Total deposits	702,502	696,481	0.9
Shareholders’ equity	88,560	85,507	3.6
Per Common Share
Earnings per share:
Basic	$1.01	$1.21
Diluted	1.00	1.20
Cash dividends declared	.64	.60
Book value	10.36	10.09
Closing market price	17.38	16.20
Financial Ratios
Return on average assets	0.98%	1.21%
Return on average shareholders’ equity	9.66	12.28
Average equity to average assets	10.11	9.87

Officers of Lexington State Bank

Robert F. Lowe	H. Franklin Sherron, Jr.	Monty J. Oliver
Chairman & Chief	President & Chief	Executive Vice President,
Executive Officer	Operating Officer	Chief Financial Officer
& Cashier

Officers of
LSB Bancshares, Inc.

Robert F. Lowe
Chairman, President & Chief Executive Officer

H. Franklin Sherron, Jr.
Vice President

Monty J. Oliver
Secretary & Treasurer

Robin A. Huneycutt
Assistant Secretary

Board of Directors

Michael S. Albert	Peggy B. Barnhardt	Leonard H. Beck	Marvin D. Gentry
President, CEO and Director, Billings	Retired former Deputy Superintendent,	Retired former President, Green Printing	Retired former President and CEO,
Transportation Group, Inc.; Treasurer,	Davidson County Schools	Company	The New Fortis Corporation,
Cargo Carriers, Inc.; Vice President, Metro			a wholly-owned subsidiary of
Motor Express, Inc., President, CEO and			K. Hovnanian Enterprises
Director, Billings Express, Inc.

Samuel R. Harris, M.D.	Walter A. Hill, Sr.	Sue H. Hunter	Robert F. Lowe
Physician, The Women’s Center	President, Hill Oil Company, Inc.; Vice	President and Co-owner, Thomasville	Chairman, President and CEO, LSB
of Lexington	President and Secretary, NorthCo, Inc.	Emporium, Inc.; Vice President, Side	Bancshares, Inc.; Chairman and CEO,
	(construction development)	Street Café; Member, City Council,	Lexington State Bank; Chairman,
		Thomasville; Co-owner, 2 Couples, L.L.C.	President and CEO, Peoples Finance
Company of Lexington, Inc.,
a subsidiary of the Bank; President
and Director, LSB Investment
Services, Inc., a subsidiary of the Bank

David A. Smith	Robert B. Smith, Jr.	Burr W. Sullivan
Owner and Manager, Red Acres Dairy Farm	Attorney, Smith and Gamblin PLLC	President and Owner, Dorsett
Printing and Lithograph Corporation

Directors
Emeriti
Margaret Lee W. Crowell
A. Lonnie Davis
Russell J. Gabrielson
Archie L. Hodges
L. Ardell Lanier
Dothan D. Reece
Archie M. Sink

Roberts E. Timberlake	Lloyd G. Walter, Jr.	Julius S. Young, Jr.
Artist/Designer; Chairman, President	Architect; sole proprietor d/b/a LGW	President, Jay Young Management, Inc.,
and CEO, Bob Timberlake, Inc.	Consulting; former CEO and Principal,	(asset management)
Walter, Robbs, Callahan & Pierce
Architects, P.A.

Description of Business

REGISTRANT LSB Bancshares, Inc. (“Bancshares”) is a bank holding company headquartered in Lexington, North Carolina and registered under the Bank Holding Company Act of 1956, as amended. Bancshares’ principal business is providing banking and other financial services through its banking subsidiary. Incorporated on July 1, 1983, Bancshares is the parent holding company of Lexington State Bank (“LSB”), a North Carolina chartered commercial bank. The principal assets of Bancshares are all outstanding shares of LSB common stock. At December 31, 2003, Bancshares and its subsidiary had consolidated assets of $868 million and 429 employees.

SUBSIDIARY BANK LSB is chartered under the laws of the State of North Carolina to engage in the business of general banking. Founded in 1949, LSB offers a complete array of services in commercial banking including accepting deposits, corporate cash management, discount brokerage, IRA plans, secured and unsecured loans and trust functions through twenty-six offices in sixteen communities located in Davidson, Forsyth, Stokes, Guilford and Randolph counties in North Carolina. LSB operates the only independent trust department in Davidson County, providing estate planning, estate and trust administration, IRA trusts, personal investment accounts and pension and profit-sharing trusts.

NON-BANK SUBSIDIARIES LSB has two wholly-owned non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. (“Peoples Finance”) and LSB Investment Services, Inc. (“LSB Investment Services”). Peoples Finance was acquired by LSB on January 1, 1984 and operates as a finance company licensed under the laws of the State of North Carolina. Peoples Finance operates from three offices located in Lexington, King and Archdale, North Carolina with nine employees. As a finance company, Peoples Finance offers secured and unsecured loans to individuals up to a maximum of $10,000, as well as dealer originated loans.

LSB Investment Services was incorporated under the laws of the State of North Carolina in 1994 and began operations on December 1, 1994. It offers a full range of uninsured, nondeposit investment products, including mutual funds, annuities, stocks and bonds and insurance services. LSB Investment Services operates from offices located within LSB’s home office as well as Welcome, Stratford, King and Wallburg offices, with ten employees. LSB Investment Services offers products through Uvest Investment Services, an independent broker-dealer, which is a member of the National Association of Securities Dealers and the Securities Investor Protection Corporation. Investments are neither deposits nor obligations of Lexington State Bank, nor are they guaranteed or insured by any depository institution, the FDIC, or any other government agency.

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

LSB operates twenty-six offices and ten off-premise automated teller locations. Twelve branches are owned by LSB, while fourteen branches and the off-premise ATM locations are leased. LSB’s leased properties are subject to leases that expire on various dates from February 1, 2004 to February 28, 2010. Peoples Finance operates from a 1,800 square foot, one-story building located at 203 East Center Street in Lexington, which it owns, a 500 square foot, one-story building located at 607 South Main Street in King, which it leases and a 1,200 square foot one-story building located at 11246 North Main Street in Archdale which it leases. LSB Investment Services leases 800 square feet within the principal office building of LSB. Except as described herein, Bancshares, LSB, Peoples Finance and LSB Investment Services own all properties free and clear of encumbrances.

Summary of Selected Financial Data

	Years Ended December 31
(In thousands, except per share data and ratios)	2003	2002	2001	2000	1999
SUMMARY OF OPERATIONS
Interest income	$50,790	$52,932	$58,607	$60,943	$52,441
Interest expense	11,177	15,185	25,619	29,202	22,373

Net interest income	39,613	37,747	32,988	31,741	30,068
Provision for loan losses	5,215	2,480	1,862	2,550	780

Net interest income after provision for loan losses	34,398	35,267	31,126	29,191	29,288
Noninterest income	14,517	12,000	9,758	8,063	7,187
Noninterest expense	36,434	32,040	27,311	24,540	23,068

Income before income taxes	12,481	15,227	13,573	12,714	13,407
Income taxes	3,903	5,013	4,421	3,919	3,927

Net income	$8,578	$10,214	$9,152	$8,795	$9,480

Cash dividends declared	$5,454	$5,080	$4,727	$4,729	$4,775

SELECTED YEAR-END ASSETS AND LIABILITIES
Investment securities	$121,091	$128,402	$155,337	$125,332	$128,819
Loans, net of unearned income	663,446	645,548	588,364	549,065	506,078
Assets	867,906	851,793	833,327	795,570	727,759
Deposits	702,502	696,481	682,164	671,976	605,422
Shareholders’ equity	88,560	85,507	79,343	74,243	70,724
RATIOS (AVERAGES)
Net income to total assets	0.98%	1.21%	1.13%	1.13%	1.35%
Net income to shareholders’ equity	9.66	12.28	11.84	12.04	13.14
Dividend payout	63.58	49.74	51.65	53.78	50.36
Shareholders’ equity to total assets	10.11	9.87	9.56	9.41	10.28
PER SHARE DATA
Earnings per share:
Basic	$1.01	$1.21	$1.08	$1.04	$1.11
Diluted	1.00	1.20	1.08	1.03	1.09
Cash dividends declared	0.64	.60	.56	.56	.56
Book value at end of year	10.36	10.09	9.40	8.80	8.38

Average Balances and Net Interest Income Analysis

[TABLE 1]

Fully taxable equivalent basis1 (In thousands)

	2003			2002			2001
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Earning assets:
Loans and leases receivable[2]	$664,155	$44,837	6.75%	$607,620	$45,137	7.43%	$558,821	$48,584	8.69%
Taxable securities	97,647	3,960	4.06	108,913	5,385	4.94	98,720	5,395	5.46
Tax exempt securities	31,849	2,289	7.19	34,143	2,324	6.81	33,081	2,232	6.75
Federal Home Loan Bank	3,101	114	3.68	3,165	168	5.31	2,652	179	6.75
Interest-bearing bank balances	4,349	45	1.03	5,765	91	1.58	4,628	194	4.19
Federal funds sold	23,135	253	1.09	30,754	500	1.63	66,980	2,608	3.89

Total earning assets	824,236	51,498	6.25	790,360	53,605	6.78	764,882	59,192	7.74
Non-earning assets:
Cash and due from banks	36,120			35,147			26,496
Premises and equipment	14,381			13,213			12,054
Other assets	11,276			11,376			10,638
Allowance for loan losses	(7,494)			(6,812)			(6,072)

Total assets	$878,519	$51,498		$843,284	$53,605		$807,998	$59,192

Interest-bearing liabilities:
Savings and time deposits	$635,502	$8,048	1.27%	$609,568	$11,973	1.96%	$599,472	$22,859	3.81%
Securities sold under agreements to repurchase	1,564	13	0.83	1,736	42	2.42	3,424	169	4.94
Borrowings from Federal Home Loan Bank	60,828	3,116	5.12	63,021	3,170	5.03	45,936	2,591	5.64

Total interest-bearing liabilities	697,894	11,177	1.60	674,325	15,185	2.25	648,832	25,619	3.95
Other liabilities and shareholders’ equity:
Demand deposits	86,221			80,640			73,675
Other liabilities	5,568			5,128			8,206
Shareholders’ equity	88,836			83,191			77,285

Total liabilities and shareholders’ equity	$878,519	$11,177		$843,284	$15,185		$807,998	$25,619

Net interest income and net interest margin[3]		$40,321	4.89%		$38,420	4.86%		$33,573	4.39%

Interest rate spread[4]			4.65%			4.53%			3.79%

1 Income related to securities and loans exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

2 The average loans and leases receivable balances include non-accruing loans. Loan fees of $3,805, $2,845, and $1,953 for 2003, 2002 and 2001, respectively, are included in interest income.

3 Net interest margin is computed by dividing net interest income by average earning assets.

4 Earning assets yield minus interest-bearing liability rate.

Management’s Discussion and Analysis of Operations and Financial Condition

This report contains certain forward-looking statements related to anticipated future operating and financial performance, and other similar statements of expectations. These forward-looking statements are based on estimates, beliefs and assumptions made by management and are not guarantees of future performance. Actual results may differ from those expressed or implied as the result of various factors, including: (1) the strength of the United States economy generally and the strength of the local economies in which Bancshares conducts operations may be different than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Bancshares’ loan portfolio and allowance for loan losses; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Bancshares’capital markets and capital management activities, including, without limitation, Bancshares’ private equity investment activities and brokerage activities; (5) the timely development of competitive new products and services by Bancshares and the acceptance of these products and services by new and existing customers; (6) the willingness of customers to accept third party products marketed by Bancshares; (7) the willingness of customers to substitute competitors’ products and services for Bancshares’ products and services and vice versa; (8) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking and securities); (9) technological changes; (10) changes in consumer spending and saving habits; (11) the effect of corporate restructurings, acquisitions and/or disposition, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (12) the growth and profitability of Bancshares’ noninterest or fee income being less than expected; (13) unanticipated regulatory or judicial proceedings; (14) the impact of changes in accounting policies by the Securities and Exchange Commission; (15) adverse changes in financial performance and/or condition of Bancshares’borrowers which could impact repayment of such borrowers’ outstanding loans; and (16) Bancshares’success at managing the risks involved in the foregoing. Bancshares cautions that the foregoing list of important factors is not exclusive. Bancshares does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Bancshares.

Introduction Bancshares is a bank holding company headquartered in Lexington, North Carolina. Its principal assets are all of the outstanding shares of common stock of its commercial bank subsidiary, LSB. Founded in 1949, LSB operates as a North Carolina chartered commercial bank serving customers through twenty-six offices in sixteen communities located in Davidson, Forsyth, Stokes, Guilford and Randolph counties in North Carolina, and as described below, Bancshares has announced plans to expand LSB’s

Volume And Rate Variance Analysis

[TABLE 2]

	2003			2002
	Volume	Rate	Total	Volume	Rate	Total
Fully taxable equivalent basis[1] (In thousands)	Variance[2]	Variance[2]	Variance	Variance[2]	Variance[2]	Variance
Interest income:
Loans receivable	$4,015	$(4,315)	$(300)	$3,998	$(7,445)	$(3,447)
Taxable investment securities	(523)	(902)	(1,425)	529	(539)	(10)
Tax exempt investment securities	(161)	126	(35)	72	20	92
Federal Home Loan Bank	(3)	(51)	(54)	31	(42)	(11)
Interest-bearing bank balances	(19)	(27)	(46)	39	(142)	(103)
Federal funds sold	(106)	(141)	(247)	(1,016)	(1,092)	(2,108)

Total interest income	3,203	(5,310)	(2,107)	3,653	(9,240)	(5,587)

Interest expense:
Savings and time deposits	484	(4,409)	(3,925)	379	(11,265)	(10,886)
Securities sold under agreements to repurchase	(4)	(25)	(29)	(62)	(65)	(127)
Borrowings from Federal Home Loan Bank	(111)	57	(54)	883	(304)	579

Total interest expense	369	(4,377)	(4,008)	1,200	(11,634)	(10,434)

Increase (decrease) in net interest income	$2,834	$(933)	$1,901	$2,453	$2,394	$4,847

1 Income related to securities and loans exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

2 The volume/rate variance for each category has been allocated on a consistent basis between rate and volume variances, based on the percentage of rate, or volume, variance to the sum of the two absolute variances.

operations in 2004 through its opening of a loan production office in the Raleigh-Durham area of North Carolina, and subject to regulatory approval, a new full-service branch in Jamestown, North Carolina. Through LSB and LSB’s two non-bank subsidiaries, Bancshares provides a wide range of financial services to individuals and corporate customers.

Bancshares’ results of operations are dependent primarily on the results of operations of LSB and thus are dependent to a significant extent on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of interest paid on deposits and borrowings. LSB’s non-interest income has become increasingly important to its performance through fees earned by its non-bank subsidiaries, Peoples Finance and LSB Investment Services. Results of operations are also affected by Bancshares’s provision for loan losses, mortgage loan sales activities, service charges and other fee income, and noninterest expense. Bancshares’ noninterest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, professional fees, and advertising and business promotion expenses. Bancshares’ results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

LSB (and Bancshares as its holding company) faces competition in both the attraction of deposit accounts and in the origination of mortgage, commercial, and consumer loans. Its most direct competition for deposits has historically derived from other commercial banks located in and around the counties in which it maintains banking offices. LSB also competes for deposits with both regional and super-regional banks, money market instruments and mutual funds. LSB competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services its provides borrowers. Its competition for loans also comes principally from other commercial banks, including offices of regional and super-regional banks, located in and around the counties in which it maintains banking offices. Competition for deposits and loans is likely to continue to increase as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Recent legislation permits affiliation among banks, securities firms and insurance companies, and further legislation will likely continue to change the competitive environment in which Bancshares does business.

The following discussion and analysis is presented on a consolidated basis and focuses on the major components of Bancshares’

Interest Sensitivity Analysis1

[TABLE 3]

	December 31, 2003
				Total
	1-90	91-180	181-365	Sensitive	1-5	Over
	Day	Day	Day	Within	Year	5-Year
(In thousands)	Sensitive	Sensitive	Sensitive	One Year	Sensitive	Sensitive	Total
Interest-earning assets:
Loans	$323,408	$30,422	$54,923	$408,753	$138,503	$116,190	$663,446
U.S. government agencies obligations	3,077	2,218	8,039	13,334	73,253	1,009	87,596
Obligations of states and political subdivisions		767		767	7,770	21,458	29,995
Investment in Federal Home Loan Bank	3,500			3,500			3,500
Interest-bearing bank balances	2,267			2,267			2,267
Federal funds sold	25,886			25,886			25,886

Total interest-earning assets	$358,138	$33,407	$62,962	$454,507	$219,526	$138,657	$812,690

Interest-bearing liabilities:
N.O.W. account deposits[2]	$38,689			$38,689	$124,572		$163,261
Money market deposits[2]	16,554			16,554	194,948		211,502
Regular savings deposits[2]	3,863			3,863	32,696		36,559
Time deposits	79,179	$59,612	$38,306	177,097	31,437	$58	208,592
Securities sold under agreements to repurchase	2,032			2,032			2,032
Borrowing from Federal Home Loan Bank	12,000		10,000	22,000	20,000	28,000	70,000

Total interest-bearing liabilities	$152,317	$59,612	$48,306	$260,235	$403,653	$28,058	$691,946

Interest sensitivity gap	$205,821	$(26,205)	$14,656	$194,272
Ratio of interest-sensitive assets/ interest-sensitive liabilities	2.35	0.56	1.30	1.75

1 Interest sensitivity is computed using assets and liabilities having interest rates that can be adjusted during the period indicated.

2 Maturity of deposits without a contractual maturity date was computed using an asset/liability simulation model.

Summary of Investment Securities Portfolio

[TABLE 4]

	December 31, 2003		December 31, 2002		December 31, 2001
	Amortized	Market	Amortized	Market	Amortized	Market
(In thousands)	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury securities	$—	$—	$3,002	$3,066	$14,030	$14,338
U.S. government agencies obligations	86,020	87,628	85,372	88,616	102,021	103,557
Obligations of state and political subdivisions	29,929	31,596	33,882	35,538	34,968	35,384
Federal Home Loan Bank	3,500	3,500	3,165	3,165	3,165	3,165

Total securities	$119,449	$122,724	$125,421	$130,385	$154,184	$156,444

operations and significant changes in its results of operations for the periods presented. The discussion and analysis should be read in conjunction with Bancshares’ Consolidated Financial Statements and accompanying notes thereto presented elsewhere in this Annual Report.

Critical Accounting Policies The accounting and reporting policies of the bank and its subsidiaries comply with generally accepted accounting principles in the United States and conform to standards within the industry. The allowance for loan loss policy is particularly critical, as it requires the most subjective and complex judgments from senior management. Management considers several factors in determining the allowance for loan loss. These include economic conditions, advice of regulators, historical experience and factors affecting particular borrowers. Changes in the assumptions of these policies could result in a significant impact on the bank’s financial statements. For further information, see the Asset Quality and Allowance for Loan Losses section and Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.”

LSB Bancshares offers pension and postretirement benefit plans to employees. The calculation of obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions. Actuarial valuations and the determination of future market values of plan assets are subject to management judgement and may differ significantly if different assumptions are used. Please refer to Note 14 “Pension and Employee Benefit Plans” in the “Notes to Consolidated Financial Statements” for disclosures related to Bancshares’ benefits plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.

Disclosure Controls and Procedures, and Internal Controls As of the end of the period covered by this report, Bancshares has evaluated, under the supervision and with the participation of Bancshares’ management, including Bancshares’ Chief Executive Officer and Chief Financial Officer, the effectiveness of Bancshares’ disclosure controls and procedures (as defined in Rule 13A-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Bancshares’ Chief Executive Officer and Chief Financial Officer have concluded that Bancshares’disclosure controls and procedures are effective to ensure that information required to be disclosed by Bancshares in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”).

During the quarter ended December 31, 2003, there have been no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13A-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, Bancshares’ internal control over financial reporting.

The discussion presented herein is intended to provide an overview of the financial condition, changes in financial condition and results of operations of LSB Bancshares, Inc. (“Bancshares”) and its wholly-owned subsidiary, Lexington State Bank (“LSB”) for the years 2003, 2002 and 2001. The consolidated financial statements include the accounts and results of operations of LSB’s wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. (“Peoples Finance”) and LSB Investment Services, Inc. (“LSB Investment Services”). The intent of the discussion and analysis is to provide the reader with pertinent information about Bancshares and its subsidiaries in the areas of liquidity, capital resources, results of operation, off-balance sheet arrangements, contractual obligations, financial position, asset quality and interest sensitivity. It should be read in conjunction with the audited financial statements, notes and supplemental tables provided herein.

Summary On December 12, 2003 Bancshares released a pre-announcement of fourth quarter earnings indicating a substantial increase in the provision for loan losses as the result of the write-down of two problem credits. The pretax charge related to these two credits was $2.880 million or $1.769 million after tax and increased the fourth quarter 2003 provision for loan loss to $3.302 million compared to $886,000 for the fourth quarter of 2002. Primarily as the result of these charges, net income reported for the fourth quarter of 2003 was $802,000 or $0.09 per diluted share compared to $2.441 million or $0.29 per diluted share for the fourth quarter of 2002.

Earnings for the full year were lower as well with the higher provision for loan losses, which increased to $5.215 million in 2003 compared to $2.480 million in 2002 and $1.862 million in 2001. Further discussion of the provision for loan losses is provided in the section headed Asset Quality and Allowance for Loan Losses. Net income for 2003 was $8.578 million or $1.00 per diluted share compared to $10.214 million or $1.20 per diluted share for 2002 and $9.152 million or $1.08 per diluted share for 2001. The weak economy that persisted throughout 2001 and 2002 continued in 2003 with the Federal Reserve initiating yet another interest rate reduction on the 27th of June. That interest rate reduction resulted in the prime interest rate dropping to 4.00% and interest rates in general remained at historically low levels. However, some interest rates in the fourth quarter of 2003 began to level or increase slightly. Mortgage refinancing that had been at historically high levels in 2002 and the first part of 2003 began to slow during the fourth quarter of 2003 resulting in some reduction of fee income. The slow economic environment also resulted in tighter interest margins and slower earning asset growth.

While the net interest margin improved during 2003, it was at a slower pace than the previous year. For 2003, the net interest margin was 4.89% compared to 4.86% for 2002 and 4.39% for 2001. As a result, the gain in net interest income, on a tax equivalent basis, was $1.901 million or 4.9% in 2003 compared to $4.847 million or 14.4% in 2002 and $1.232 million 3.8% in 2001. Noninterest income for 2003 increased $2.517 million or 21.0% compared to 2002. In 2002, noninterest income increased $2.783 million or 30.2% over 2001, net of a one-time gain from the sale of stock. This 2001 gain of $541,000 was from the sale of stock in a corporation providing electronic transaction processing to financial institutions. This compares with a noninterest income gain of $1.341 million or 17.0% in 2001, net of a one time gain from the sale of stock. Noninterest expense for 2003 increased $4.394 million or 13.71% compared to $4.729 million or 17.3% for 2002 and $2.771 million or 11.3% for 2001. Return on average assets for 2003 was 0.98% compared to 1.21% in 2002 and 1.13% in 2001. Return on average shareholders’ equity for 2003 was 9.66% compared to 12.28% in 2002 and 11.84% in 2001.

Balance sheet growth remained relatively modest in 2003 with consolidated assets increasing $16.113 million or 1.9% compared to $18.466 million or 2.2% in 2002 and $37.757 million or 4.7% in 2001. Loan growth slowed, especially during the fourth quarter of 2003, ending the year with an increase of $17.898 million or 2.8% compared to 2002. Growth in loan volume for 2002 was $57.184 million or 9.7% compared to $39.299 or 7.2% for 2001. Deposit growth for 2003 was also modest with an increase of $6.021 million or 0.9% compared to 2002. In 2002, deposits grew $14.317 million or 2.1% compared to a growth of $10.188 million or 1.5% in 2001.

In December 2003, LSB announced the opening of an office in the Raleigh-Durham area of North Carolina. It will be known as LSB Professional Mortgage and will handle a full array of residential mortgage services. It will begin operations in the first quarter of 2004. In January 2004, the bank announced its continued expansion into Guilford County with plans for a full service office in Jamestown. Following regulatory approval, the Jamestown office would open in late spring. These announcements follow the opening of two full service branches in 2003 and an expansion of the bank’s subsidiary, Peoples Finance, with an office in the community of Archdale. With solid core operating results for 2003 and projected expansion for 2004 management believes that, absent any major economic interruptions, growth momentum will resume in 2004.

Investment Securities Portfolio Maturity Schedule

[TABLE 5]

	December 31, 2003
		Weighted
	Amortized	Average
(In thousands)	Cost	Yield[1]
U.S. government agencies obligations:
Within one year	$13,189	4.22%
One to five years	70,831	3.82
Five to ten years	2,000	4.00

Total	86,020	3.88

Obligations of states and political subdivisions:
Within one year	750	6.84
One to five years	8,769	7.47
Five to ten years	12,427	7.28
After ten years	7,983	6.69

Total	29,929	7.17

Federal Home Loan Bank	3,500	5.30

Total securities	$119,449	4.75

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

Interest rate movements and balance sheet composition affect profitability and performance. Management’s responsibility for both liquidity and interest sensitivity reside with a designated Asset/Liability Management Committee (“ALCO”). As a part of its decision-making process, ALCO evaluates market conditions, interest rate trends and the economic environment. Based upon its view of existing and expected market conditions, ALCO adopts balance sheet strategies intended to optimize net interest income to the extent possible while minimizing the risk associated with unanticipated changes in interest rates.

Cash and cash equivalents, maturing investments and loans, and securities available for sale are principal sources of liquidity for LSB. Correspondent relationships are also maintained with several large banks in order to have access to federal funds purchases as a secondary source of liquidity. LSB also has available lines of credit maintained with the Federal Home Loan Bank of Atlanta (“FHLB”), which can be used for funding, and/or liquidity needs. This credit is collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences as well as qualified multi-family and home equity lines. The Bank has two $10 million irrevocable letters of credit with the FHLB that are used in lieu of securities to pledge against public deposits. LSB also has retail CD brokerage agreements that provide additional sources of liquidity for funding needs.

Asset/Liability management includes analyzing interest sensitivity, which pertains to possible changes in the rates of certain assets and liabilities before their scheduled maturities. The ALCO process seeks to match maturities and repricing opportunities of interest-sensitive assets and liabilities to minimize risk of interest rate movements. Full discussion of the effects of these respective portfolios on LSB’s performance for 2003 can be found under the headings of Earning Assets and Interest-Bearing Liabilities. The interest sensitivity gap schedule analyzing the interest rate risk as of December 31, 2003 is presented in Table 3. Within this analysis, projected runoff of deposits that do not have a contractual maturity date was computed using LSB’s simulation model. As interest sensitivity is continually changing, Table 3 reflects LSB’s balance sheet position at one point in time and is not necessarily indicative of its position on other dates. On December 31, 2003 the one-year cumulative interest sensitivity gap was a positive $194.272 million for a ratio of interest-sensitive assets to interest-sensitive liabilities of 1.75.

Asset/liability management also addresses liquidity positioning. Liquidity management is required in order to fund current and future extensions of credit, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. As such, it is related

Average Total Deposits

[TABLE 6]

	2003		2002		2001
	Average	Average	Average	Average	Average	Average
(In thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Demand deposits	$86,221		$79,780		$73,675
N.O.W. account deposits	154,189	0.50%	134,402	0.72%	112,327	1.39%
Money market deposits	217,057	1.00	209,185	1.71	187,995	3.54
Regular savings deposits	36,629	0.34	34,647	0.72	32,965	1.13
Time deposits	227,627	2.18	232,194	3.06	266,185	5.36

Total deposits[1]	$721,723		$690,208		$673,147

December 31, 2003
		Over 3	Over 6
	3 Months	Through	Through	Over 12
	Or Less	6 months	12 months	Months	Total

Time deposit maturity schedule:[2]
Time deposits of $100,000 or more	$46,116	$29,211	$3,920	$3,002	$82,249

1The bank has no deposits in foreign offices.

2The bank has no other time deposits of $100,000 or more issued by domestic offices.

to interest rate sensitivity management, in that each is affected by maturing assets and liabilities. While interest sensitivity management is concerned with repricing intervals of assets and liabilities, liquidity management is concerned with the maturities of those respective balances. An appropriate liquidity position is further accomplished through deposit growth and access to sources of funds other than deposits, such as the federal funds market. Traditionally, LSB has been a seller of excess investable funds in the federal funds market and uses these funds as a part of its liquidity management. LSB is a member of the Federal Home Loan Bank of Atlanta (FHLB) and as such has access to funds through borrowings. At December 31, 2003, LSB had an available line of credit with the FHLB totaling $121 million with $90 million outstanding and $70 million funded. While traditionally the FHLB is used for longer-term borrowings, it can be used for short-term liquidity needs. At year-end, overnight borrowings from the FHLB totaled $12 million. In addition, LSB has federal funds lines of credit facilities established with three other banks that total $30 million, as well as access to the Federal Reserve Bank of Richmond’s discount window. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and term of advances. At December 31, 2003 there were no borrowings from these lines of credit. Another source of liquidity is the securities available for sale portfolio. Net cash provided by operating activities, a primary source of liquidity, was $8.530 million in 2003 compared to $14.216 million in 2002 and $5.786 million in 2001. The decrease in net cash provided by operating activities was primarily attributable to the increase in mortgage loans held for sale. Details of cash flows for the years 2003, 2002 and 2001 are provided in the Consolidated Statements of Cash Flows.

Off-Balance Sheet Transactions Certain financial transactions are entered into by LSB in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions as of December 31, 2003 and December 31, 2002 were commitments to extend credit and standby letters of credit. LSB does not have an ownership interest in any off-balance sheet subsidiaries or special purpose entities.

Commitments to extend credit to customers represent legally binding agreements with fixed expiration dates. These commitments totaled $203.069 million at December 31, 2003 and $176.965 million at December 31, 2002. Since many of the commitments expire without being funded, the commitment amounts do not necessarily represent liquidity requirements.

Standby letters of credit are conditional commitments guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to customers as a part of their normal course of business. Standby letters of credit totaled $4.098 million at December 31, 2003 and $4.139 million at December 31, 2002. Funding for draws from standby letters of credit would be funded through normal sources of deposit growth or borrowings and would not have a material impact on liquidity.

In the normal course of business, LSB has executed irrevocable letters of credit through the Federal Home Loan Bank of Atlanta. These letters of credit are issued to secure public deposits placed with LSB by one or more public depositors. As of December 31 of years 2003 and 2002, two irrevocable letters of credit were extended, each in the amount of $10 million with terms of ten years and fifteen years. The securing of public deposits through the use of irrevocable letters of credit is a part of the bank’s overall liquidity management.

Contractual Obligations The following disclosure shows the contractual obligations that the Bank had outstanding at December 31, 2003. The Bank had no outstanding purchase obligations or other long-term obligations reflected on the Registrant’s balance sheet under GAAP at December 31, 2003.

	Payments due by period

		Less			More
		Than	1-3	3-5	Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	70,000	22,000	20,000	—	28,000
Capital Lease Obligations	1,910	486	720	512	192
Operating Lease Obligations	89	20	40	29	—
Total	71,999	22,506	20,760	541	28,192

Net Interest Income Net interest income for LSB represents the dollar amount by which income generated from earning assets exceeds its cost of funds. Net interest income is the primary source of revenue for LSB. Interest-earning assets consist primarily of loans and investment securities. These assets are subject to credit risk and interest rate risk, which are discussed in detail in Asset Quality and Allowance for Loan Losses. Net interest income is affected by various factors, among which are the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned and paid on those assets and liabilities. Table 1 provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three years ended December 31, 2003, 2002 and 2001. Tax-exempt income has been adjusted to a tax equivalent basis.

Net interest income for 2003, on a tax-equivalent basis, increased $1.901 million or 4.9% compared to $4.847 million or 14.4% for 2002 and $1.232 million or 3.8% for 2001. Tighter interest margins in 2003 restricted the growth of net interest income compared to the previous year. Steeper declines in Bancshares’ cost of funds than those experienced in its yield on earning assets benefited net interest income.

On a tax-equivalent basis, the net interest margin for 2003 increased to 4.89% compared to 4.86% for 2002 and to 4.39% for 2001. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The Federal Reserve reduced interest rates only once in 2003 as it did in 2002 following eleven reductions during 2001. The reductions over the three-year period placed interest rates at levels not seen in over forty years. Normal repricing of earning assets and interest-bearing liabilities during 2003 exerted some pressure on interest margins. Net interest margin improvement for 2003 was slight at three basis points compared to a 47 basis point gain in 2002. In 2001, the interest margin lost four basis points. In 2003, the average yield on earning assets declined by 53 basis points while the average rate on interest-bearing liabilities declined by 65 basis points. This increased the interest rate spread in 2003 by 12 basis points compared to a 74 basis point increase in 2002 and a three basis point increase in 2001.

Average earning assets in 2003 increased $33.876 million or 4.3% compared to $25.478 million or 3.3% in 2002 and $34.087 million or 4.7% in 2001. Interest-bearing liabilities for 2003 increased $23.569 million or 3.5% compared to $25.493 million or 3.9% for 2002 and $21.777 million or 3.5% for 2001. A more detailed discussion of the volume and rate variance is provided under the sections of Earning Assets and Interest-Bearing Liabilities.

Earning Assets Volume and Rate variance analysis distinguishes between the changes in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume variance) and changes in average interest rates (rate variance). A detailed analysis has been provided in Table 2. Any changes attributable to both volume and rate have been allocated proportionately.

In 2003, the average balance of the loan portfolio increased $56.535 million or 9.3% compared to an increase of $48.799 million or 8.7% in 2002 and an increase of $23.190 million or 4.3% in 2001. While loan growth slowed in the fourth quarter of 2003, the stronger growth of the first half of the year produced good year-over-year increases in the loan portfolio. As shown in Table 2, the loan portfolio’s positive volume variance was nearly enough to offset the decline in the portfolio yield for the year. The 2003 gain in the average balance of the loan portfolio produced a positive volume variance of $4.015 million, while the decline in the average yield from the previous year resulted in a negative rate variance of $4.315 million. The total variance of loans receivable for 2003 was a negative $300,000. The average yield on loan receivables declined 68 basis points in 2003 compared to 126 basis points in 2002.

The average balance of the total investment securities portfolio was $129.496 million in 2003 compared to $143.056 million in 2002 and $131.801 million in 2001. Funds invested in securities were reduced during the first half of 2003 in part to fund loan growth. As loan growth slowed during the fourth quarter this was partially offset with growth in the securities portfolio. Investment securities held-to-maturity at December 31, 2003 was $29.078 million compared to $44.030 million December 31, 2002. The market values of investment securities available-for-sale at December 31, 2003 was $92.013 million compared to $84.372 million December 31, 2002. The average balance of the taxable investment securities portfolio decreased $11.266 million in 2003 resulting in a negative volume variance of $523,000. Yields on the portfolio declined 88 basis points in 2003 producing a negative rate variance of $902,000, resulting in a total negative variance of $1.425 million. The average balance of the tax-exempt securities portfolio in 2003 declined $2.294 million or 6.7% from 2002 levels, as yields increased 38 basis points. The decline in the average balance of this portfolio produced a negative volume variance of $161,000 while the increase in yields produced a positive rate variance of $126,000. The result for 2003 was a total variance of negative $35,000.

On average, funds maintained with the Federal Home Loan Bank decreased $64,000 or 2.0% in 2003 producing a negative volume variance of $3,000, while a decline of 163 basis points in the average yield resulted in a negative rate variance of $51,000 and a total variance of negative $54,000.

The average balance of short-term investments in interest bearing accounts with bank-approved institutions decreased $1.416 million or 24.6% in 2003 creating a negative volume variance of $19,000. The average yield on these short-term investments declined 55 basis points creating a negative rate variance of $27,000 and a total variance of negative $46,000.

In 2003, the average balance of federal funds sold declined by $7.619 million or 24.8%. The volume variance produced by this decline was a negative $106,000. Yields on these overnight investments declined 54 basis points in 2003 producing a negative rate variance of $141,000 and a resulting total variance of negative $247,000.

Interest Bearing Liabilities In 2003, the interest-bearing liabilities average balance increased $23.569 million or 3.5% compared to $25.493 million or 3.9% in 2002 and $21.777 million or 3.5% in 2001. The average rate paid on interest-bearing liabilities in 2003 declined 65 basis points compared to a decline of 170 basis points in 2002.

The majority of the interest-bearing liabilities portfolio is comprised of savings and time deposit accounts. In 2003, these deposits increased $25.934 million or 4.3% compared to increases of $10.096 million or 1.7% in 2002 and $30.434 million or 5.3% for 2001. The average rate paid on these deposits declined 69 basis points in 2003 compared to a decline of 185 basis points in 2002. Growth in these deposit accounts was primarily stronger during the first part of 2003 while becoming more moderate during the fourth quarter. For the year, growth in savings and time deposits produced a positive volume variance of $484,000, while the decline in interest rates resulted in a negative rate variance of $4.409 million. Total variance for savings and time deposits in 2003 was a negative $3.925 million.

SUMMARY OF LOAN PORTFOLIO

[TABLE 7]

(In thousands)	2003	2002	2001	2000	1999

Commercial, financial and agricultural	$275,474	$269,053	$212,731	$172,058	$153,252
Real estate — construction	44,618	36,319	35,164	36,058	28,130
Real estate — mortgage	283,134	276,065	271,375	267,735	250,173
Installment loans to individuals	56,842	56,223	59,402	64,161	65,882
Lease financing	972	486	535	168	820
Other	2,406	7,402	9,157	8,885	7,821

Total loans, net of unearned income	$663,446	$645,548	$588,364	$549,065	$506,078

The bank has no foreign loan activity.

Maturities and Sensitivities of Loans to Changes in Interest Rates

	December 31, 2003
	Commercial,
	financial	Real estate -
	and agricultural	construction	Total

Due in 1 year or less	$112,483	$44,618	$157,101
Due after 1 year through 5 years:
Fixed interest rates	44,987		44,987
Floating interest rates	110,188		110,188
Due after 5 years:
Fixed interest rates	4,055		4,055
Floating interest rates	3,761		3,761

Total	$275,474	$44,618	$320,092

During 2003, core deposit growth was emphasized along with relationship banking. Table 6 “Average Total Deposits” contains the breakdown of average deposits for years 2003, 2002 and 2001 and shows the results of the 2003 core deposit growth. Overall, core deposits increased $36.082 million or 7.8% in 2003, while higher cost time deposits decreased $4.567 million or 2.0%. Demand deposit average balances increased $6.441 million or 8.1% in 2003 over the previous year. N.O.W. account balances experienced the largest growth in 2003 with an increase of $19.787 million or 14.7% over 2002. The average rate paid on these deposits declined 22 basis points in 2003. Money market deposits had the second largest gain in 2003 with an increase of $7.872 million or 3.8% compared to the prior year. The average rate paid on money market deposits in 2003 declined 71 basis points compared to the average rate paid in 2002. The gain in regular savings deposits in 2003 was $1.982 million or 5.7% over the prior year. The average rate paid on these deposits declined 38 basis points from the previous year. Higher cost time deposits were reduced during 2003 as the bank continued to reposition its deposit portfolio and concentrated on relationship banking. Consequently, the average balance of time deposits declined $4.567 million or 2.0% from 2002 and the average rate paid on these deposits was lowered by 88 basis points.

Securities sold under agreements to repurchase account for a relatively small proportion of total interest-bearing liabilities. Volume variance for 2003 was a negative $4,000, while the rate variance was a negative $25,000 resulting in a total variance for the year of negative $29,000.

Funds borrowed from the Federal Home Loan Bank averaged $60.828 million in 2003, a decrease of $2.193 million or 3.5% over 2002. As shown in the Volume and Rate Variance Analysis, Table 2, this resulted in a negative volume variance of $111,000, while rates paid on these borrowings increased nine basis points producing a positive rate variance of $57,000. The total variance for 2003 was a negative $54,000.

Capital Resources and Shareholders’ Equity In August 1999, the Board of Directors (“Board”) approved an extension of the stock repurchase program first approved in November of 1998 for up to an additional 300,000 shares of Bancshares’common stock, or approximately 3.5% of the outstanding shares. The Board authorized the repurchase of shares of common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. The repurchase plan assisted in the goal of building shareholder value and maintaining appropriate capital levels. There were no shares repurchased in calendar year 2003. In 2002, Bancshares repurchased 20,000 shares under the plan at an average cost of $20.20 and no shares were repurchased in 2001. Total repurchase of shares under the plan as of December 31, 2003 was 423,781 shares at an average cost of $18.43 per share.

Shareholders’ equity at December 31, 2003 was $88.560 million compared to $85.507 million at December 31, 2002, an increase of 3.6%. Average shareholders’ equity as a percentage of average total assets at December 31 was 10.11% in 2003 compared to 9.87% in 2002 and 9.56% in 2001.

Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders’ equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the allowance for loan losses and certain long-term debt. At December 31, 2003, based on these measures, Bancshares’ had a Tier 1 capital ratio of 13.32% compared to the regulatory requirement of 4% and a total capital ratio of 14.52% compared to an 8% regulatory requirement.

Additional regulatory capital measures include the Tier 1 leverage ratio. Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At December 31, 2003, Bancshares’ Tier 1 leverage ratio was 9.96%.

The number of shareholders holding Bancshares stock totaled approximately 4,900 at December 31, 2003. Participants in Bancshares’ dividend reinvestment plan total 1,621 representing 33.1% of total shareholders and held a total of 751,469 shares.

Noninterest Income Noninterest income for 2003 increased $2.517 million or 21.0% compared to increases of $2.242 million or 23.0% for 2002 and $1.695 million or 21.0% for 2001. In the second quarter of 2001, a one-time gain of $541,000 was realized from the sale of stock held in a corporation providing electronic transaction processing to financial institutions. Excluding this one-time gain, noninterest income for 2002 increased 30.2%. The increase in fee income from service charges on deposit accounts for 2003 was a modest $456,000 or 7.0% compared to a 2002 increase of $1.911 million or 41.4% and a 2001 increase of $998,000 or 27.6%. The much larger increase in service charge fee income in 2002 came primarily from a new overdraft protection product introduced during the fourth quarter of 2001 and also from increases in certain service fees instituted in the second quarter of that year. Growth in service fee income in 2003 was slowed as overall deposit growth moderated during the fourth quarter. Mortgage related fee income continued to be strong for the first part of 2003. As with the past two years, mortgage refinancing continued as customers took advantage of the historically low interest rate environment. This began to slow in the fourth quarter of 2003 as mortgage rates increased slightly. The increased gains on sales of mortgages for 2003 was down slightly as a percentage from the prior year with an increase of $609,000 or 82.6% compared to an increase of $351,000 or 90.9% in 2002 and an increase of $241,000 or 166.2% in 2001. Other operating income for 2003 increased $1.452 million or 30.6% compared to $521,000 or 12.4% for 2002 and $102,000 or 2.5% for 2001. Details of the material items contained in other operating income are contained in Financial Statement Note 9. Income generated from the bankcard division increased $517,000 or 27.9% in 2003 compared to $308,000 or 19.9% in 2002 and $35,000 or 2.3% in 2001. Fee income generated from the servicing of mortgage loans sold and customer related service fees increased $97,000 or 8.2% in 2003 compared to $141,000 or 13.5% in 2002 and $117,000 or

Analysis of Allowance for Loan Losses

[TABLE 8]

	As of Or for the Years Ended
	December 31
(In thousands)	2003	2002	2001	2000	1999

Average amount of loans outstanding	$664,155	$607,620	$558,821	$535,631	$473,675
Amount of loans outstanding	663,446	645,548	588,364	549,065	506,078
Allowance for loan losses:
Balance on January 1	$7,284	$6,440	$5,959	$5,246	$5,048

Loans charged off:
Secured by real estate	189	0	1	0	0
Commercial and industrial	3,925	943	730	1,403	259
Installment	522	633	859	343	291
Credit card	375	357	302	300	198

Total charge-offs	5,011	1,933	1,892	2,046	748

Recoveries of loans previously charged off:
Secured by real estate	10	0	15	0	6
Commercial and industrial	153	127	250	21	16
Installment	146	108	123	128	108
Credit card	49	62	123	60	36

Total recoveries	358	297	511	209	166

Net loans charged off	4,653	1,636	1,381	1,837	582

Provision for loan losses	5,215	2,480	1,862	2,550	780

Balance on December 31	$7,846	$7,284	$6,440	$5,959	$5,246

Ratio of net charge-offs of loans to average loans outstanding during the year	.70%	.27%	.25%	.34%	.12%

Nonperforming Assets

[TABLE 9]

	December 31
(In thousands)	2003	2002	2001	2000	1999

Nonaccrual loans:
Secured by real estate	$1,262	$0	$747	$0	$0
Commercial and industrial	492	272	188	57	96
Restructured loans	1,135	2,260	324	338	137
Other real estate acquired through foreclosed properties	1,742	2,111	880	1,273	1,036
Accruing loans which are contractually past due 90 days or more	1,184	2,354	2,412	1,316	821

Total nonperforming assets	$5,815	$6,997	$4,551	$2,984	$2,090

Nonperforming assets to:
Loans outstanding at end of year	0.88%	1.08%	.77%	.54%	.41%
Total assets at end of year	.67	.82	.55	.38	.29

	Years Ended December 31
	2003	2002	2001	2000	1999

Loss of interest income associated with nonperforming loans at December 31:
Interest income that would have been recorded in accordance with original terms	$114	$82	$96	$11	$15
Less interest income actually recorded	0	0	18	0	0

Loss of interest income	$114	$82	$78	$11	$15

12.6% in 2001. Trust income increased $36,000 or 7.2% in 2003 compared to a decline of $97,000 or 16.2% in 2002 following an increase of $60,000 or 11.2% in 2001. Sales commissions generated by LSB’s subsidiary, LSB Investment Services, were up $752,000 or 100.7% in 2003 compared to an increase of $143,000 or 23.7% in 2002 following a decrease of $292,000 or 32.6% in 2001. LSB Investment Services generates commission income from the sale of mutual funds, annuities, equities and life insurance.

Noninterest Expense Noninterest expense for 2003 increased $4.394 million or 13.7% compared to an increase of $4.729 million or 17.3% for 2002 and an increase of $2.771 million or 11.3% for 2001. Personnel expense in 2003, consisting of employee salaries and benefits, increased $2.740 million or 15.3% compared to an increase of $3.025 million or 20.3% in 2002 and an increase of $1.262 million or 9.3% in 2001. There were many factors in 2003 affecting the change in personnel expense as it is compared to 2002. Normal growth and compensation increases are attributable in part to the increase. Mortgage production incentives related to strong volume in mortgage refinance activity during the first part of 2003 were also a contributing factor to personnel expense increases. Mortgage production incentives slowed in the fourth quarter of 2003 as mortgage refinancing activity moderated. During 2003, additions to staff were made as the bank executed on its expansion plans. Staff increases came as a seventh office was added in Forsyth County and an office was added in Randolph County. The bank’s subsidiary, Peoples Finance, also added to staff as it opened an office in Randolph County. Also, higher health care costs during 2003 increased benefits expense adding to overall personnel costs. On the other hand, the gain in personnel expense in 2003 over 2002 was lessened as management incentive compensation was reduced as the result of corporate goals not being obtained. Full-time equivalent employees for Bancshares totaled 429 at year-end 2003 compared to 397 at year-end 2002 and 370 at year-end 2001. Occupancy expense for 2003 increased $174,000 or 11.8% compared to an increase of $107,000 or 7.8% for 2002 and an increase of $78,000 or 6.0% for 2001. Equipment depreciation and maintenance expense increased $272,000 or 15.1% in 2003 compared to an increase of $224,000 or 14.2% in 2002 and an increase of $139,000 or 9.7% in 2001. The increases experienced in both occupancy expense and equipment depreciation expense are attributable to the expansion of banking offices and services. Other operating expenses for 2003 increased $1.208 million or 11.1% compared to increases of $1.373 million or 14.5% for 2002 and $1.292 million or 15.8% for 2001. Details of material items contained in other operating expenses are contained in Financial Statement Note 9. Advertising expense increased $34,000 or 4.2% in 2003 compared to an increase of $381,000 or 86.0% in 2002 and an increase of $58,000 or 15.1% for 2001. The advertising expense was down in 2003 compared to 2002 during which a branding and marketing campaign was fully implemented which began in the fourth quarter of 2001. There may be some associated increase in expenses in 2004 as banking office expansion is implemented. Legal and professional expense increased $149,000 or 11.5% in 2003 compared to $52,000 or 4.2% in 2002 and $339,000 or 37.6% in 2001. Automated processing expenses increased $206,000 or 11.2% in 2003 compared to an increase of $161,000 or 9.5% in 2002 and an increase of $48,000 or 2.9% in 2001. There may be some associated increase in expenses in 2004 as systems are upgraded. Expenses associated with the bankcard division increased $345,000 or 22.9% in 2003 compared to an increase of $346,000 or 29.7% in 2002 and an increase of $32,000 or 2.8% in 2001. Expenses of LSB’s subsidiary, LSB Investment Services, for 2003 increased $40,000 or 49.0% compared to an increase of $10,000 or 14.9% for 2002 and a decrease of $10,000 or 14.8% for 2001. Expenses incurred by LSB Investment Services are in connection with the operations of its business of selling mutual funds, annuities and equities. Other expenses increased $542,000 or 14.9% in 2003 compared to an increase of $298,000 or 8.9% in 2002 and an increase of $683,000 or 25.7% in 2001.

Asset Quality and Allowance For Loan Losses At December 31, 2003 the allowance for loan losses was $7.846 million or 1.18% of loans outstanding compared to $7.284 million or 1.13% of loans outstanding at December 31, 2002. Net charge-offs for 2003 were $4.653 million or 0.70% of average loans outstanding compared to 2002 net charges-offs of $1.636 million or 0.27% of average loans outstanding. The additional charge-offs were due primarily to the two problem credits that were written off in the fourth quarter of 2003, which have been previously discussed. Adequate provisions and allowances for loan loss reserves are based on numerous factors including growth of the loan portfolio, delinquencies, net charge-offs, non-performing loans and collateral values. Additional information regarding the allowance for loan losses is contained in Table 8, “Analysis of Allowance for Loan Losses.”

The provision for loan losses charged to operations in 2003 totaled $5.215 million compared to $2.480 million in 2002 and $1.862 million in 2001. At December 31, 2003, the allowance for loan losses was 1.93 times nonperforming loans compared to 1.49 times at December 31, 2002. Based on analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for loan losses to be adequate. In management’s judgment, the allocation of the allowance for loan losses for 2003, reflected in Table 10, accurately reflects the inherent risks associated with each of the various lending categories.

The weak economic conditions that persisted throughout 2001 and 2002 continued into 2003, despite the efforts of the Federal Reserve to revive the economy. LSB’s credit quality and underwriting practices continue to be sound, but the effects of the prolonged sluggish economy translate to nonperforming assets. Total nonperforming assets at December 31, 2003 were $5.815 million compared to $6.997 million at December 31, 2002 and $4.551 million at December 31, 2001. Nonperforming assets are defined as nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. Accruing loans past due ninety days totaled $1.184 million at December 31, 2003 compared to $2.354 million at December 31, 2002 and $2.412 million at December 31, 2001. Nonaccrual loans at December 31, 2003 were $1.754 million compared to $272,000 at December 31, 2002 and $935,000 at December 31, 2001. The accrual of interest is generally discontinued on all loans that become ninety days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At December 31, 2003 restructured loans totaled $1.135 million compared to $2.260 million at December 31, 2002 and $324,000 at December 31, 2001. Other real estate owned at December 31, 2003 totaled $1.742 million compared to $2.111 million at December 31, 2002 and $880,000 at December 31, 2001. Nonperforming loans as a percentage of loans outstanding for years ended December 31, 2003, 2002 and 2001 were 0.88%, 1.08%, and 0.77% respectively.

As a part of credit administration, management regularly reviews and grades its loan portfolio for purposes of determining asset quality and the need to make additional provisions for loan losses. The review process is performed both internally and externally, through the employment of independent credit review professionals. As a part of the 2003 external credit review, a sampling was conducted of small-business loans and commercial loans with balances of $250,000 or more made since the last review. A sampling of existing commercial loans was also made by loan size. All loans on the bank’s watch list were reviewed as well. A review of large credits was conducted by a regulatory agency revealing that there were no material problem credits that had not been previously identified by management.

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

Allocation of Allowance for Loan Losses

[TABLE 10]

	2003		2002		2001		2000		1999
		% Of		% Of		% Of		% Of		% Of
		Total		Total		Total		Total		Total
(In thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial, financial and agricultural	$2,235	41.5%	$2,075	41.7%	$1,823	36.2%	$1,680	31.3%	$1,420	30.3%
Real estate - construction	847	6.7%	787	5.6%	695	6.0%	643	6.6	566	5.6
Real estate - mortgage	3,140	42.7%	2,915	42.8%	2,578	46.1%	2,385	48.8	2,100	49.4
Installment loans to individuals	1,318	8.6%	1,224	8.7%	1,081	10.1%	1,000	11.7	908	13.0
Lease financing	53	.1%	49	.1%	44	.0%	41	.0	60	.2
Other	145	.4%	134	1.1%	119	1.6%	110	1.6	92	1.5
Unallocated	108	.0%	100	.0%	100	.0%	100	.0	100	.0

Total	$7,846	100.0%	$7,284	100.0%	$6,440	100.0%	$5,959	100.0%	$5,246	100.0%

The allowance for loan losses has been allocated only on an approximate basis. The entire amount of the allowance is available to absorb losses occurring in any category. The allocation is not necessarily indicative of future losses.

Quarterly Financial Data

[TABLE 11]

(In thousands except	2003				2002
per share data)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Interest income	$12,044	$12,788	$13,049	$12,909	$13,304	$13,259	$12,951	$13,418
Interest expense	2,518	2,641	2,939	3,079	3,467	3,763	3,788	4,167

Net interest income	9,526	10,147	10,110	9,830	9,837	9,496	9,163	9,251
Provision for loan losses	3,302	839	487	587	886	532	682	380

Net interest income after provision for loan losses	6,224	9,308	9,623	9,243	8,951	8,964	8,481	8,871

Noninterest income	3,615	3,838	3,715	3,349	3,154	3,055	3,123	2,668

Noninterest expense	9,008	9,360	9,309	8,757	8,475	8,133	7,762	7,670

Income before income taxes	831	3,786	4,029	3,835	3,630	3,886	3,842	3,869
Income taxes	29	1,261	1,332	1,281	1,189	1,282	1,273	1,269

Net income	$802	$2,525	$2,697	$2,554	$2,441	$2,604	$2,569	$2,600

Earnings per share:
Basic	$.09	$.30	$.32	$.30	$.29	$.31	$.30	$.31
Diluted	.09	.29	.31	.30	.29	.30	.30	.31

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

Income Taxes Financial statement Note 10 provides reconciliation between the amount of taxes computed using the statutory tax rate and the actual tax expense. The expense for income tax is recorded based on amounts payable, current and deferred. In 2003, the income tax expense was $3.903 million compared to $5.013 million in 2002 and $4.421 million in 2001. The effective tax rate for 2003 was 31.3% compared to 32.9% for 2002 and 32.6% for 2001. In 2003, LSB purchased an investment tax credit partnership interest through SunTrust Bank of Atlanta, Georgia. The partnership holds four projects within the State of North Carolina that qualify for North Carolina State historic and low-income housing tax credits. The purchase price of the partnership interest was $540,000 and is expected to yield $1.000 million in North Carolina tax credits over the years 2003 to 2009. Tax credit amounts included in the current year’s tax calculation were $131,000.

Inflation For financial institutions, the effects of inflation and governmental programs to control it tend to vary from non-bank companies. The impact is more likely to be felt by banking institutions in interest rates associated with earning assets and interest bearing liabilities. Reduced inflation tends to improve interest margins associated with interest-bearing assets and liabilities. There has been no material effect from inflation on Bancshares’revenues, income from continuing operations or financial statements for Bancshares’ last three fiscal years.

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

Accounting and Regulatory Issues In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 establishes new accounting and reporting requirements for derivative instruments embedded in other contracts and hedging activities. In June 2000, the FASB issued SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS 138 addresses issues related to the implementation of SFAS 133. While Bancshares does have derivative instruments within the definition of SFAS 133 they do not present any material effect on its financial position or operating results from adoption of the standard.

In June 2001, the FASB issued SFAS 141, “Business Combinations.” SFAS 141 supersedes APB Opinion Number 16, “Business Combinations.” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations in the scope of SFAS 141 be accounted for using the purchase method of accounting. SFAS 141 is effective for business combinations initiated after June 30, 2001. Bancshares has no current application for SFAS 141.

In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and other intangible assets that have indefinite lives are to no longer be amortized unless there is an impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. At December 31, 2001, Bancshares had $490,330 in goodwill, which will no longer be amortized, but will be monitored for impairment annually. The test for impairment during 2003 did not indicate any impairment and accordingly the value of the asset was not reduced.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 provides updated guidance concerning the recognition and measurement of certain long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Bancshares adopted SFAS 144 with no resulting material effects on its financial position or operating results.

In October 2002, the FASB issued SFAS 147 “Acquisitions of Certain Financial Institutions.” SFAS 147 requires that acquisitions of financial institutions be accounted for in accordance with SFAS 141, that under certain circumstances, previously recognized unidentifiable intangible assets be reclassified as goodwill, and amends SFAS 144 to include within its applicability long-term customer relationship intangible assets of financial institutions. SFAS 147 is effective as of October 1, 2002. Bancshares adopted SFAS 147 with no resulting material effect on its financial position or operating results.

In December 2002, the FASB issued SFAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation, and stipulates additional disclosure provisions related to stock-based employee compensation. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. Bancshares adopted the disclosure provisions of SFAS 148 with no resulting material effect on its financial position or operating results.

In December 2003, the FASB revised SFAS 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS 132, as revised, retains the disclosures previously required, and requires additional disclosures related to pension plans and postretirement benefits. SFAS 132 is effective for fiscal years ending after December 15, 2003. Bancshares adopted SFAS 132 with no resulting material effect on its financial position or operating results.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires the recognition of a liability at fair value upon issuance of certain guarantees, including standby letters of credit. FIN 45 is effective for guarantees issued after December 31, 2002. Bancshares determined, if adopted, FIN 45 would have an immaterial effect on its financial position and operating results.

Consolidated Balance Sheets

	December 31
(In thousands, except for shares)	2003	2002

ASSETS
Cash and Due from Banks (Note 2)	$36,418	$41,522
Interest-Bearing Bank Balances	2,267	5,550
Federal Funds Sold	25,886	13,384
Investment Securities (Note 3):
Held to Maturity, Market Value $30,711 and $46,013	29,078	44,030
Available for Sale	92,013	84,372
Loans (Notes 4 and 11)	663,446	645,548
Less, Allowance for Loan Losses (Note 4)	(7,846)	(7,284)

Net Loans	655,600	638,264
Premises and Equipment (Note 5)	14,951	13,490
Other Assets	11,693	11,181

Total Assets	$867,906	$851,793

LIABILITIES
Deposits:
Demand	$82,588	$94,612
Savings, N.O.W. and Money Market Accounts	411,322	385,981
Certificates of Deposit of less than $100,000 (Note 6)	126,343	145,669
Certificates of Deposit of $100,000 or more (Note 6)	82,249	70,219

Total Deposits	702,502	696,481
Securities Sold Under Agreements to Repurchase (Note 6)	2,032	1,529
Borrowings from the Federal Home Loan Bank (Note 7)	70,000	63,000
Other Liabilities	4,812	5,276

Total Liabilities	779,346	766,286

SHAREHOLDERS’ EQUITY
Preferred Stock, Par Value $.01 Per Share:
Authorized 10,000,000 shares; none issued	0	0
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,548,942 Shares in 2003 and 8,472,518 Shares in 2002	42,745	42,363
Paid-In Capital	10,205	9,729
Directors’ Deferred Plan	(1,101)	(995)
Retained Earnings	35,702	32,578
Accumulated Other Comprehensive Income	1,009	1,832

Total Shareholders’ Equity	88,560	85,507

Total Liabilities and Shareholders’ Equity	$867,906	$851,793

Commitments and Contingencies (Note 8)

Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Income

	Years Ended December 31
(In thousands, except for shares and per share amounts)	2003	2002	2001

INTEREST INCOME
Interest and Fees on Loans	$44,837	$45,137	$48,584
Interest on Investment Securities:
Taxable	3,960	5,385	5,395
Tax Exempt	1,581	1,652	1,647
Interest-Bearing Bank Balances	159	258	373
Federal Funds Sold	253	500	2,608

Total Interest Income	50,790	52,932	58,607

INTEREST EXPENSE
Deposits	8,048	11,973	22,859
Securities Sold Under Agreements to Repurchase	13	42	169
Borrowings from the Federal Home Loan Bank	3,116	3,170	2,591

Total Interest Expense	11,177	15,185	25,619

Net Interest Income	39,613	37,747	32,988
Provision for Loan Losses (Note 4)	5,215	2,480	1,862

Net Interest Income after Provision for Loan Losses	34,398	35,267	31,126

NONINTEREST INCOME
Service Charges on Deposit Accounts	6,981	6,525	4,614
Gains on Sales of Mortgages	1,346	737	386
Gains on Sales of Investment Securities	0	0	541
Other Operating Income (Note 9)	6,190	4,738	4,217

Total Noninterest Income	14,517	12,000	9,758

NONINTEREST EXPENSE
Personnel Expense	20,643	17,903	14,878
Occupancy Expense	1,654	1,480	1,373
Equipment Depreciation and Maintenance	2,069	1,797	1,573
Other Operating Expense (Note 9)	12,068	10,860	9,487

Total Noninterest Expense	36,434	32,040	27,311

Income Before Income Taxes	12,481	15,227	13,573
Income Taxes (Note 10)	3,903	5,013	4,421

Net Income	$8,578	$10,214	$9,152

Earnings Per Share:
Basic	$1.01	$1.21	$1.08
Diluted	1.00	1.20	1.08
Weighted Average Shares Outstanding:
Basic	8,515,711	8,461,818	8,438,981
Diluted	8,587,787	8,543,319	8,479,407

Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements Of Changes In Shareholders’ Equity

						Accumulated
	Common Stock			Directors’		Other	Total
			Paid-In	Deferred	Retained	Comprehensive	Shareholders’
(In thousands, except for shares)	Shares	Amount	Capital	Plan	Earnings	Income	Equity
Balances at December 31, 2000	8,432,824	$42,164	$9,837	$(797)	$23,019	$20	$74,243
Net income					9,152		9,152
Change in unrealized gain on securities available for sale, net of deferred income taxes						688	688

Comprehensive income							9,840
Cash dividends declared on common stock					(4,727)		(4,727)
Common stock issued for stock options exercised	9,022	45	23				68
Common stock acquired				(81)			(81)

Balances at December 31, 2001	8,441,846	42,209	9,860	(878)	27,444	708	79,343
Net income					10,214		10,214
Change in unrealized gain on securities available for sale, net of deferred income taxes						1,124	1,124

Comprehensive income							11,338
Cash dividends declared on common stock					(5,080)		(5,080)
Common stock issued for stock options exercised	50,672	254	173				427
Common stock acquired	(20,000)	(100)	(304)	(117)			(521)

Balances at December 31, 2002	8,472,518	42,363	9,729	(995)	32,578	1,832	85,507
Net income					8,578		8,578
Change in unrealized gain on securities available for sale, net of deferred income taxes						(823)	(823)

Comprehensive income							7,755
Cash dividends declared on common stock					(5,454)		(5,454)
Common stock issued for stock options exercised	76,424	382	476				858
Common stock acquired				(106)			(106)

Balances at December 31, 2003	8,548,942	$42,745	$10,205	$(1,101)	$35,702	$1,009	$88,560

Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Cash Flows

	Years Ended December 31
(In thousands)	2003	2002	2001
CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$8,578	$10,214	$9,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,832	1,679	1,484
Securities premium amortization and discount accretion, net	78	73	58
(Increase) decrease in loans held for sale	(6,673)	1,345	(6,113)
Deferred income taxes	(230)	(13)	(353)
Increase (decrease) in income taxes payable	61	(742)	361
Decrease in income earned but not received	387	515	225
Decrease in interest accrued but not paid	(252)	(626)	(1,115)
Net (increase) decrease in other assets	(177)	(1,652)	495
Net increase (decrease) in other liabilities	(249)	962	296
Provision for loan losses	5,215	2,480	1,862
Gain on sale of investment securities	0	0	(541)
Gain on sale of premises and equipment	(40)	(19)	(25)

Net cash provided by operating activities	8,530	14,216	5,786

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(280)	(332)	(4,380)
Proceeds from maturities of securities held to maturity	15,232	14,923	18,579
Purchases of securities available for sale	(51,824)	(18,950)	(85,241)
Proceeds from maturities of securities available for sale	42,765	33,050	42,100
Proceeds from sales of securities available for sale	0	0	555
Net increase in loans made to customers	(15,877)	(60,165)	(34,568)
Purchases of premises and equipment	(3,318)	(3,162)	(1,963)
Proceeds from sale of premises and equipment	65	53	59
Net (increase) decrease in federal funds sold	(12,502)	24,326	31,845

Net cash used by investing activities	(25,739)	(10,257)	(33,014)

CASH FLOW FROM FINANCING ACTIVITIES
Net increase in demand deposits, N.O.W., money market and savings accounts	13,317	46,589	39,790
Net decrease in time deposits	(7,296)	(32,272)	(29,602)
Net increase (decrease) in securities sold under agreements to repurchase	503	(1,648)	175
Proceeds from long-term debt	22,000	0	25,000
Payments on long-term debt	(15,000)	(300)	(2,150)
Dividends paid	(5,454)	(5,080)	(4,727)
Proceeds from issuance of common stock	858	427	68
Common stock acquired	(106)	(521)	(81)

Net cash provided by financing activities	8,822	7,195	28,473

Increase (decrease) in cash and cash equivalents	(8,387)	11,154	1,245
Cash and cash equivalents at the beginning of the years	47,072	35,918	34,673

Cash and cash equivalents at the end of the years	$38,685	$47,072	$35,918

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest	$11,428	$15,811	$26,734
Income taxes	4,541	5,767	4,668
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$1,844	$2,728	$1,594
Unrealized gain on securities available for sale:
Change in securities available for sale	(1,339)	1,829	1,120
Change in deferred income taxes	516	(705)	(432)
Change in shareholders’ equity	(823)	1,124	688

32    Notes to consolidated financial statements are an integral part hereof.

Notes To Consolidated Financial Statements
As of or for the Years Ended December 31, 2003, 2002 and 2001
Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and financial reporting policies of LSB Bancshares, Inc. (“Bancshares”) and its subsidiaries conform to accounting principles generally accepted in the United States of America and prevailing industry practices. The following is a description of significant accounting policies:

Nature of Operations

Bancshares is a bank holding company organized under the laws of the State of North Carolina and registered under the Bank Holding Company Act of 1956, as amended. Bancshares conducts its domestic financial services business through Lexington State Bank (“Bank”) and two non-bank subsidiaries, Peoples Finance Company of Lexington, Inc. (“Peoples”) and LSB Investment Services, Inc. Bancshares serves customers primarily in Davidson, Forsyth, Stokes, Guilford and Randolph Counties, North Carolina.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the number of additional dilutive common shares that would have been outstanding if potentially dilutive options had been exercised. All references to shares outstanding have been adjusted to give effect to stock splits that may have occurred during the periods.

Stock-Based Compensation

Bancshares accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees”. In October 1995, Statement of Financial Accounting Standards Number 123 (“SFAS 123”) “Accounting for Stock-Based Compensation,” was issued and encourages, but does not require, adoption of a fair value method of accounting for employee stock-based compensation plans. In December 2002, the Financial Accounting Standards Board issued SFAS 148 which amended SFAS 123. As permitted by SFAS 123 and 148, Bancshares has elected to disclose the pro forma net income and earnings per share as if the fair value method had been applied in measuring compensation cost.

Bancshares had three stock based compensation plans at December 31, 2003, accounted for under Accounting Principles Board Opinion Number 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards Numbers 123 and 148, Bancshares’ net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Years Ended December 31
	2003	2002	2001
Net income, as reported	$8,578	$10,214	$9,152
Less, total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	283	373	346

Pro forma net income	$8,295	$9,841	$8,806

	Years Ended December 31
	2003	2002	2001
Earnings Per Share:
Basic — as reported	$1.01	$1.21	$1.08

Basic — pro forma	$0.97	$1.16	$1.04

Diluted — as reported	$1.00	$1.20	$1.08

Diluted — pro forma	$0.97	$1.15	$1.04

To determine the above pro forma amounts, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31
	2003	2002	2001
Dividend yield	3.50%	3.70%	4.00%
Risk-free interest rate	3.25%	3.00%	3.50%
Expected stock volatility	36.13%	47.33%	47.22%
Expected years until exercise	7.33	6.88	6.50%

Note 2 - REGULATORY RESTRICTIONS

Bancshares and its subsidiary bank are subject to certain requirements imposed by state and federal banking statutes and regulations.

The Bank is required to maintain a certain weekly average clearing account balance with the Federal Reserve Bank of Richmond. The required weekly average clearing account balance for the years ended December 31, 2003 and 2002 was $91,000,000. The amount is negotiated by the Bank with the Federal Reserve Bank of Richmond.

Certain regulatory requirements restrict the lending of funds by and between Bancshares and the Bank and the amount of dividends which can be paid to Bancshares by the Bank. On December 31, 2003, the Bank had available retained earnings of $62,624,796 for the payment of dividends without obtaining prior regulatory approval.

The Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB). Member institutions are required to maintain an investment in the common stock of the FHLB based on the members outstanding loan amount with the FHLB. Member institutions must also maintain adequate collateral in qualifying 1-4 family residential loans and other loans that meet the guidelines of the FHLB. At December 31, 2003, the Bank owned $3,500,000 of FHLB common stock.

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

At December 31, 2003, the most recent notifications from regulatory authorities categorized Bancshares and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed Bancshares’ or the Bank’s well capitalized status. Management believes that Bancshares and the Bank meet all capital adequacy requirements to which they are subject.

The Bank’s capital amounts and ratios approximate Bancshares’ capital amounts and ratios that are summarized as follows (In thousands):

					Minimum Ratios
					For
	Capital Amount		Ratio		Capital	To Be
					Adequacy	Well
	2003	2002	2003	2002	Purposes	Capitalized*
Total capital To risk-weighted assets	$94,836	$90,349	14.52%	14.42%	8.00%	10.00%
Tier 1 capital To risk-weighted assets	86,990	83,065	13.32	13.26	4.00	6.00
Tier 1 capital To average assets	86,990	83,065	9.96	9.62	3.00	5.00

*under Prompt Corrective Action provisions

Note 3 - INVESTMENT SECURITIES

The valuations of investment securities as of December 31, 2003 and 2002 were as follows (In thousands):

	2003 - Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
US government agency obligations	$1,000	$31	$0	$1,031
State, county and municipal securities	28,078	1,604	2	29,680

Total	$29,078	$1,635	$2	$30,711

	2003 - Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
US government agency obligations	$85,020	$1,622	$45	$86,597
State, county and municipal securities	1,851	65	0	1,916
Equity Securities	3,500	0	0	3,500

Total	$90,371	$1,687	$45	$92,013

	2002 - Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
US Treasury and other US government agency obligations	$12,001	$381	$0	$12,382
State, county and municipal securities	32,029	1,624	22	33,631

Total	$44,030	$2,005	$22	$46,013

	2002 - Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
US Treasury and other US government
agency obligations	$76,373	$2,926	$0	$79,299
State, county and municipal securities	1,853	56	1	1,908
Equity Securities	3,165	0	0	3,165

Total	$81,391	$2,982	$1	$84,372

The following is a maturity schedule of investment securities at December 31, 2003 by contractual maturity (In thousands):

	Securities Held		Securities Available
	to Maturity		for Sale
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Debt securities:
Due in one year or less	$1,350	$1,386	$12,589	$12,751
Due after one year through five years	8,769	9,191	70,831	72,254
Due after five years through ten years	11,981	12,822	2,446	2,480
Due after ten years	6,978	7,312	1,005	1,028

Total debt securities	29,078	30,711	86,871	88,513
Equity securities	0	0	3,500	3,500

Total securities	$29,078	$30,711	$90,371	$92,013

Lexington State Bank owned stock in the Federal Home Loan Bank of Atlanta with book and market values of $3,500,000 and $3,165,000 at December 31, 2003 and 2002, respectively. The stock is included in equity securities and classified as available for sale.

A recap of the sales and maturities of held to maturity securities follows (In thousands):

	Years Ended December 31
	2003	2002	2001
Proceeds from sales and maturities	$15,232	$14,923	$18,579
Gross realized gains	0	0	0
Gross realized losses	0	0	0

A recap of the sales and maturities of available for sale securities follows (In thousands):

	Years Ended December 31
	2003	2002	2001
Proceeds from sales and maturities	$42,765	$33,050	$42,655
Gross realized gains	0	0	541
Gross realized losses	0	0	0

Investment securities with amortized costs of $81,004,555 and $95,002,447 and market values of $83,020,796 and $99,097,175 as of December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes.

Note 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows (In thousands):

	December 31
	2003	2002
Commercial, financial, and agricultural	$275,474	$269,053
Real estate-construction	44,618	36,319
Real estate-mortgage	283,134	276,065
Installment loans to individuals	56,842	56,223
Lease financing	972	486
Other	2,406	7,402

Total loans, net of unearned income	$663,446	$645,548

Nonperforming assets are summarized as follows (In thousands):

	December 31
	2003	2002
Nonaccrual loans	$1,754	$272
Restructured loans	1,135	2,260
Loans past due 90 days or more	1,184	2,354

Total nonperforming loans	4,073	4,886
Foreclosed real estate	1,742	2,111

Total nonperforming assets	$5,815	$6,997

Impaired loans and related information are summarized in the following tables (In thousands):

	December 31
	2003	2002	2001
Loans specifically identified as impaired	$6,435	$7,255	$6,033

Allowance for loan losses associated with impaired loans	$1,091	$1,171	$1,056

	Years Ended December 31
	2003	2002	2001
Average balances of impaired loans for the years	$8,663	$7,003	$5,133

Interest income recorded for impaired loans	$441	$391	$371

An analysis of the changes in the allowance for loan losses follows (In thousands):

	Years Ended December 31
	2003	2002	2001
Balances at beginning of years	$7,284	$6,440	$5,959
Provision for loan losses	5,215	2,480	1,862
Recoveries of amounts previously charged off	358	297	511
Loans charged off	(5,011)	(1,933)	(1,892)

Balances at end of years	$7,846	$7,284	$6,440

Bancshares’ policy for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. Bancshares generally considers loans 90 days or more past due and all nonaccrual loans to be impaired.

At December 31, 2003, Bancshares had no significant commitments to loan additional funds to the borrowers of impaired loans.

Note 5 - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment (In thousands):

	December 31
	2003	2002
Land	$3,820	$3,439
Buildings	9,611	9,480
Equipment	14,592	12,356
Leasehold improvements	1,087	967

	29,110	26,242
Less, accumulated depreciation	14,159	12,752

Total	$14,951	$13,490

Note 6 - TIME DEPOSITS AND SHORT-TERM BORROWED FUNDS

The scheduled maturities of time deposits at December 31, 2003 were as follows (In thousands):

Year	Amount
2004	$177,097
2005	14,163
2006	17,332

$208,592

Short-term borrowed funds outstanding consisted of securities sold under agreements to repurchase. These short-term borrowings by the Bank are collateralized by U.S. Government agency obligations with amortized cost of $3,259,329 and market value of $3,348,094 at December 31, 2003. The securities collateralizing the short-term borrowings have been delivered to a third party custodian for safekeeping. The following table presents certain information for securities sold under agreements to repurchase (In thousands):

	2003	2002	2001
Balances at December 31	$2,032	$1,529	$3,177

Average daily balance outstanding during the year	$1,564	$1,733	$3,424

Average interest rate paid during the year	0.83%	2.44%	4.93%

Note 7 – BORROWINGS

The Bank has established a secured credit availability with the Federal Home Loan Bank of Atlanta totalling approximately $121,404,000 at year end. At December 31, 2003 and 2002 the outstanding balances under this arrangement were $70,000,000 and $63,000,000, respectively. For 2003 and 2002, the effective interest rates incurred were 4.59% and 5.02%, respectively. Maturities are as follows (In thousands):

Year	Amount
2004	$22,000
2005	10,000
2006	10,000
2007	0
2008	0
Thereafter	28,000

$70,000

Borrowings under this line of credit are secured by the Bank’s stock in the Federal Home Loan Bank of Atlanta and a blanket floating lien on certain qualifying 1-4 family mortgage loans as well as other qualifying loans.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon or fully utilized, the total commitment amounts do not necessarily represent future cash requirements. Collateral, if deemed necessary, is determined on a case-by-case basis and is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. Unfunded commitments to extend credit were $203,069,000 at December 31, 2003. The Bank determines the fair value of these commitments using an estimation of the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. However, the Bank does not charge a fee on a commitment to extend credit, therefore the carrying amount and estimated fair value of such commitments were zero at December 31, 2003 and 2002.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates and may require payment of a fee. The credit risk involved is essentially the same as that involved in extending loan commitments to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. Standby letters of credit totaled $4,098,000 at December 31, 2003. The Bank determines the fair value of standby letters of credit by using an estimation of fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the present creditworthiness of the counterparties. At December 31, 2003 and 2002, the bank had standby letters of credit with estimated fair values of $17,000 and $22,000, respectively.

The following table summarizes outstanding unfunded commitments at December 31, 2003 and 2002 (In thousands):

	2003	2002
Loan commitments	$185,476	$161,695
Credit card lines	17,593	15,270
Standby letters of credit	4,098	4,139

Total unused commitments	$207,167	$181,104

The Bank and Peoples together grant commercial, installment and mortgage loans to customers throughout their service area. The Bank and Peoples have a diversified loan portfolio with no specific concentration of credit risk.

The Bank does have a concentration of credit risk by maintaining cash balances with other banks which are $25,970,887 in excess of Federal Deposit Insurance limits and has federal funds sold of $25,886,000 at December 31, 2003.

Neither Bancshares nor any of its subsidiaries are involved in any legal proceedings that would have a materially adverse effect on their financial condition or results of operations.

Note 9 - SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following is an analysis of items in other operating income and other operating expenses as shown on the Consolidated Statements of Income (In thousands):

	Years Ended December 31
	2003	2002	2001
Other operating income:
Bankcard income	$2,370	$1,853	$1,545
Fee income	1,283	1,186	1,045
Investment Services commissions	1,499	747	604
Insurance commissions	227	313	168
Trust income	537	501	598
Other income	274	138	257

	$6,190	$4,738	$4,217

Other operating expenses:
Advertising	$858	$824	$443
Automated services	2,054	1,848	1,687
Bankcard expense	1,855	1,510	1,164
Legal and professional fees	1,442	1,293	1,241
Postage	722	691	639
Stationery, printing and supplies	848	944	854
Other expenses	4,289	3,750	3,459

	$12,068	$10,860	$9,487

Note 10 - INCOME TAXES

The components of income tax expense (benefits) are as follows (In thousands):

	Years Ended December 31
	2003	2002	2001
Current	$4,133	$5,026	$4,774

Deferred:
Allowance for loan losses	(217)	(325)	(186)
Depreciation	(25)	(58)	(43)
Pension	3	19	(15)
Deferred compensation	(71)	112	(20)
Deferred income	95	92	(59)
Other	(15)	147	(30)

Subtotal	(230)	(13)	(353)

Total	$3,903	$5,013	$4,421

A reconciliation of the federal statutory tax rate to the effective tax rate follows:

	Years Ended December 31
	2003	2002	2001
Federal statutory tax rate	34.0%	34.0%	34.0%
Tax exempt interest income	(4.6)	(4.2)	(4.8)
Nonqualified options exercised	(0.5)	(0.1)	(0.1)
Disallowed interest expense	0.3	0.4	0.7
State taxes, net of federal tax benefit	2.0	2.5	2.2
Other	0.1	0.3	0.6

Effective tax rate	31.3%	32.9%	32.6%

The components of the net deferred tax asset follow (In thousands):

	December 31
	2003	2002
Unrealized gain on securities available for sale	$(633)	$(1,149)
Allowance for loan losses	3,025	2,808
Depreciation	(312)	(338)
Pension	(411)	(408)
Deferred compensation	434	363
Deferred income	(1,125)	(1,029)
Other	47	32

Subtotal	1,025	279
Valuation allowance	0	0

Total	$1,025	$279

During 2003, the Bank purchased an investment tax credit partnership interest for $540,000. The partnership is expected to yield $1,000,000 in tax credits over the years 2003 to 2009. Bancshares accounts for tax credits using the flow-through method, thereby reducing income tax expense in the year in which the credits are received.

Note 11 - RELATED PARTY TRANSACTIONS

The Bank had loans outstanding to executive officers, Directors and their affiliated companies as follows (In thousands):

Balance at December 31, 2002	$10,507
New loans during the year	7,054
Repayments during the year	(8,045)

Balance at December 31, 2003	$9,516

Note 12 - INTANGIBLE ASSETS

The following tables summarize information about intangible assets which are included in Other Assets on the Consolidated Balance Sheets (In thousands):

	Years Ended December 31
	2003	2002	2001
Mortgage servicing rights:
Balances at beginning of years	$276	$289	$348
Mortgage servicing rights originated	261	121	79
Amortization of rights	(257)	(134)	(138)

Balances at end of years	$280	$276	$289

Total loans serviced at end of years	$91,757	$94,966	$70,827
Deposit premium:
Balances at beginning of years	$117	$166	$228
Amortization	(49)	(49)	(62)

Balances at end of years	$68	$117	$166

Goodwill:
Balances at beginning of years	$490	$490	$545
Amortization/Impairment	0	0	(55)

Balances at end of years	$490	$490	$490

Effective January 1, 2002, Bancshares adopted Statement of Financial Accounting Standards Number 142 (SFAS 142) “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and other intangible assets that have indefinite lives be tested for impairment annually, in lieu of amortization as permitted in prior years. During 2003, Bancshares impairment test indicated no impairment write down was required.

The summary of estimated amortization expense for existing intangibles, excluding goodwill, for the five years subsequent to 2003 follows (In thousands):

Year	Amount
2004	$168
2005	102
2006	48
2007	23
2008	7

$348

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

Deposit Liabilities

The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at December 31, 2003. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The estimated fair values of Bancshares’ financial instruments are as follows (In thousands):

	December 31
	2003		2002
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short term investments	$64,571	$64,571	$60,456	$60,456
Investment securities	121,091	122,724	128,402	130,385
Loans	663,446	709,516	645,548	693,664
Less allowance for loan losses	(7,846)		(7,284)

Net loans	655,600	709,516	638,264	693,664
Financial liabilities:
Deposits	702,502	700,446	696,481	695,068
Securities sold under agreements to repurchase	2,032	2,032	1,529	1,529
Borrowings from Federal Home Loan Bank	70,000	71,426	63,000	66,264

Note 14 - PENSION AND EMPLOYEE BENEFIT PLANS

The Bank and its subsidiaries have a noncontributory defined benefit pension plan which covers substantially all employees. The benefits are based on years of service and the average of the highest five consecutive years of compensation paid during the ten years preceeding normal retirement. Contributions are made on an annual basis, with the total amount of such contributions being between the minimum required for funding standard account purposes and the maximum deductible for federal income tax purposes.

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

The following tables set forth the changes in the projected benefit obligations and the fair value of plan assets for the Bank’s defined benefit pension plan and postretirement benefits provided for certain retired employees and the amounts recognized in the consolidated financial statements at December 31:

	Pension		Postretirement
	Benefits		Benefits
	2003	2002	2003	2002
Change in Benefit Obligation
Benefit obligation, beginning of year	$8,746	$7,571	$746	$719
Service cost	608	444	31	28
Interest cost	663	545	50	48
Actuarial gain (loss)	1,701	384	31	(8)
Participants’ contributions	0	0	10	5
Benefits paid to participants	(220)	(198)	(55)	(46)

Benefit obligation at end of year	$11,498	$8,746	$813	$746

Change in Plan Assets
Fair value, beginning of years	$6,806	$6,804	$0	$0
Actual return on plan assets	892	(422)	0	0
Participants’ contributions	0	0	10	5
Actual employer contributions	1,011	622	45	41
Benefits paid to participants	(220)	(198)	(55)	(46)

Fair value, end of year	$8,489	$6,806	$0	$0

	Pension		Postretirement
	Benefits		Benefits
	2003	2002	2003	2002
Accrued(Prepaid) Benefit Cost
Funded status	$3,009	$1,940	$813	$746
Unrecognized net actuarial gain	(3,704)	(3,233)	(259)	(238)
Unrecognized prior service cost	(800)	(166)	0	0
Unrecognized transition asset	0	0	(103)	(113)

Net amount recognized in Consolidated financial statements	$(1,495)	$(1,459)	$451	$395

Net Periodic Benefit Cost
Service cost	$608	$444	$31	$28
Interest cost	663	545	50	48
Expected return on plan assets	(553)	(528)	0	0
Amortization of prior service cost	65	(22)	0	0
Transition Obligation	0	0	10	10
Net actuarial loss	1	92	10	10

Net periodic benefit cost	$784	$531	$101	$96

	Pension Benefits
	December 31
	2003	2002
Asset Allocation
Cash equivalents	13.9%	35.7%
Fixed income securities	34.1	18.9
Mutual Funds	9.8	12.1
Equity securities	41.8	32.8
Accrued income	0.4	0.5

Total	100.0%	100.0%

Accumulated benefit obligation	$8,356	$5,979

	2003	2002
Benefit Obligation Assumptions
Discount rate	6.50%	7.00%
Expected long term rate of return on assets	7.50	7.50
Rate of increase in compensation levels	5.50	5.50
Rate of increase in maximum benefit levels	5.00	5.00

	Postretirement
	Benefits
	2003	2002
Assumed Health Care Cost Trend Rates
Health care cost trend assumed for next year	10.00%	12.00%
Ultimate trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2008	2009
Benefit Obligation Discount Rate Assumption	6.50%	7.00%

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1 Percentage	1 Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost	$10	$(9)

Effect on postretirement benefit obligation	$231	$(194)

Bancshares expects to contribute $925,000 to its pension plan in 2004.

The Pension plan’s investments are managed by the Trust Department of the Bank. The Trust Department acts under the direction of the Trust Committee of the Board of Directors for Bancshares. The Trust Committee approves the investment strategy and asset allocation guidelines for the plan, which is currently 40% in fixed income securities and cash equivalents and 60% in equity securities.

The fixed income portion consists primarily of individual debt securities from US Government, Government Agencies and corporate debt securities rated A or better at the time of purchase by a nationally recognized rating service. High yield and foreign debt securities may be held in the portfolio, and are acquired through mutual funds. The equity portion consists of individual stocks and mutual funds. Equity securities are selected from a list of high quality companies meeting specific characteristics. Mutual funds are selected that have acceptable ratings from nationally recognized fund analytic companies.

The current diversification criteria allows for no more than 20% of the portfolios holdings in any one issuer with the exception of government, government agency, or insured fixed income instruments.

The Bank and its subsidiaries have a defined contribution retirement plan covering substantially all employees with one year of service. Participating employees may contribute a percentage of their compensation to the plan, with the Bank and its subsidiaries matching a portion of the employee contribution. The Bank’s matching contribution is invested in Bancshares common stock. Bancshares’ stock held by the plan as of December 31, 2003 and 2002 was 122,766 shares and 107,520 shares, respectively. Total expense under the plan was $302,214, $219,911 and $192,690 for 2003, 2002 and 2001, respectively.

Note 15 - LEASES

The Bank is obligated under several lease agreements which expire in 2004 through 2010. The leased property is for land and building use. Rental payments under these leases amounted to $461,009, $409,100 and $383,512 for the years ended December 31, 2003, 2002 and 2001, respectively.

A summary of noncancelable lease commitments for the Bank follows (In thousands):

Years Ended December 31	Lease Commitments
2004	$486
2005	386
2006	334
2007	296
2008	216
Thereafter	192

$1,910

Note 16 - CAPITAL STOCK

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

During 2003, 2002 and 2001, the corporation repurchased common stock in the amounts of 0, 20,000 and 0 shares, respectively, under a repurchase authorization by the Board of Directors for up to 600,000 shares of common stock.

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

Bancshares has a deferred compensation plan for its active directors. The directors can elect to defer current compensation to a trust under the plan which would then invest the deferred compensation in common stock of Bancshares. The following table summarizes the common stock held in the trust, which is presented as a reduction of Shareholders’ Equity:

	December 31
	2003	2002	2001
Shares of common stock owned	69,295	62,875	55,016

Cost of common stock owned	$1,100,665	$995,019	$878,770

Bancshares has a 1986 Qualified Incentive Stock Option Plan which could have granted 468,750 shares of common stock to its key employees. The exercise price of each option was the market price of Bancshares’ common stock on the date of the grant. Options vest in equal annual installments on each of the next five anniversaries of the date of grant and expire ten years from the date of grant. No additional options were available for grant under the plan at December 31, 2003.

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

The following table summarizes information about outstanding and exercisable stock options at December 31, 2003:

	Weighted		Weighted		Weighted
Range of	Average		Average		Average
Exercise	Remaining	Number	Exercise	Number	Exercise
Prices	Life	Outstanding	Prices	Exercisable	Prices
$11.063- 11.520	1.47	52,419	$11.509	51,919	$11.513
12.040- 12.800	0.72	52,779	12.764	51,279	12.785
13.000- 13.000	2.39	35,937	13.000	35,937	13.000
13.550- 14.250	6.83	65,100	13.626	27,600	13.730
14.563- 15.063	5.67	55,250	14.995	34,250	14.953
15.200- 15.200	3.39	37,499	15.200	37,499	15.200
16.570- 17.240	7.94	88,125	17.178	24,125	17.014
18.000- 18.000	9.94	80,000	18.000	0	N/A
20.000- 20.000	4.68	60,625	20.000	50,125	20.000
20.750- 20.750	4.44	50,000	20.750	50,000	20.750

		577,734		362,734

A summary of the status of Bancshares’ stock based compensation plans as of December 31, 2003 and 2002 and changes during the years then ended is presented below:

	2003		2002
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of years	584,786	$15	557,708	$14
Granted	80,000	18	90,625	17
Exercised	(76,424)	11	(50,672)	8
Cancelled	(10,628)	21	(12,875)	16

Options outstanding at end of years	577,734	$16	584,786	$15

Options exercisable at end of years	362,734	$16	389,536	$15

Note 17 - LSB BANCSHARES, INC. (PARENT COMPANY)

The parent company’s condensed balance sheets as of December 31, 2003 and 2002, and the related condensed statements of income and cash flows for the years ended December 31, 2003, 2002 and 2001, are as follows (In thousands):

CONDENSED BALANCE SHEETS

	December 31
	2003	2002
Assets:
Cash	$1,328	$729
Investment in wholly-owned subsidiary	86,586	83,212
Other assets	737	744

Total assets	$88,651	$84,685

Liabilities and Shareholders’ equity:
Other liabilities	$1,100	$1,010
Shareholders’ equity	87,551	83,675

Total liabilities and Shareholders’ equity	$88,651	$84,685

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31
	2003	2002	2001
Dividends from subsidiary	$5,454	$5,484	$4,727

Other operating expense	251	168	114

Income before equity in earnings of subsidiary	5,203	5,316	4,613
Equity in earnings of subsidiary	3,375	4,898	4,539

Net income	$8,578	$10,214	$9,152

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2003	2002	2001
Cash Flow From Operating Activities:
Net income	8,578	$10,214	$9,152
Adjustments to reconcile net income to net cash provided by operating activities:
Change in investment in wholly-owned subsidiary	(3,375)	(4,898)	(4,539)

Net cash provided by operating activities	5,203	5,316	4,613

Cash Flow From Investing Activities:
(Increase) decrease in other assets	7	(81)	160

Cash Flow From Financing Activities:
Sale of capital stock	858	427	68)
Dividends paid	(5,454)	(5,080)	(4,727)
Common stock acquired	(106)	(521)	(81)
Increase in other liabilities	91	116	97

Net cash used by financing activities	(4,611)	(5,058)	(4,643)

Increase in cash	599	177	130
Cash at beginning of years	729	552	422

Cash at end of years	$1,328	$729	$552

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
Inc. January 31, 2004

Independent Auditor’s Report

To the Board of Directors and Shareholders LSB Bancshares, Inc.

Lexington, North Carolina

We have audited the accompanying consolidated balance sheets of LSB Bancshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSB Bancshares, Inc. and subsidiaries as of December 31, 2003 and 2002 and the consolidated results of their operations, and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Turlington and Company, L.L.P.
Lexington, North Carolina
January 31, 2004

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of February, 2004.

LSB Bancshares, Inc.

Registrant
Robert F. Lowe
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 17, 2004 by the following persons in the capacities indicated:

Robert F. Lowe
Chairman, President and
Chief Executive Officer

Monty J. Oliver
Chief Financial Officer
Secretary and Treasurer

A majority of the Directors of the registrant, whose names appear on page 7.

Executive Officers of the Registrant

Robert F. Lowe (61) Chairman, President and Chief Executive Officer and a Director of Bancshares and the Bank, joined the Bank in 1970 and was elected Vice President in 1973. He was elected Senior Vice President in 1980 and Executive Vice President of the Bank and Bancshares in 1982. In 1983, Mr. Lowe was elected a Director of Bancshares and the Bank. On January 1, 1984, he was elected President and Chief Executive Officer of Bancshares and the Bank, and on January 1, 1990, Mr. Lowe was elected Chairman of both Bancshares and the Bank. Mr. Lowe also serves as Chairman, President and a Director of Peoples Finance Company of Lexington, Inc., a subsidiary of the Bank and President and a Director of LSB Investment Services, Inc., a subsidiary of the Bank.

H. Franklin Sherron, Jr. (48), Vice President of Bancshares, joined the Bank in 1990 as Senior Vice President. He was elected Executive Vice President of the Bank in 1996 and was elected President in 2002. Mr. Sherron is also Vice President and a Director of Peoples Finance Company of Lexington, Inc., a subsidiary of the Bank, and Senior Vice President of LSB Investment Services, Inc., a subsidiary of the Bank.

Monty J. Oliver (62), Secretary and Treasurer of Bancshares, joined the Bank as Vice President in 1978. He was elected Cashier of the Bank in 1980; and in 1986, he was elected Senior Vice President of the Bank and in 1996 elected Executive Vice President. Mr. Oliver is also Secretary and a Director of Peoples Finance Company of Lexington, Inc., a subsidiary of the Bank, and Secretary and Assistant Treasurer of LSB Investment Services, Inc., a subsidiary of the Bank.

Advisory Board Members of Lexington State Bank

CLEMMONS
 C. Frank Gamble, Chairman
 Ollie H. Cherry
 Jack H. Higgins
 George E. Wilson

FORSYTH COUNTY
 Ann B. Adams
 J. David Branch, M.D.
 Robert C. Clark
 Nicholas A. Daves
 Eunice M. Dudley
 Glenn D. Hart
 Lewis E. Hubbard, Sr.
 Sandra K. Mitchell
 Dale R. Pinilis
 Steven L. Sexton
 B.H. Williams

HIGH POINT
 Robert A. Brinson
 H. Barrett Cheek, M.D.
 Ralph H. Duckett, M.D.
 H. Windley Dunbar
 Allison A. Forrester
 Robert E. Lineback, Jr.
 Richard L. Orr, Jr., M.D.
 William E. Price, Jr.
 Donald A. Scarborough, Ed.D.
 John W. Thomas, III
 G. Alfred Webster

NORTH DAVIDSON
 Judy Z. Butler
 Judy H. Hartman
Thomas E. Hedrick, Jr.
Thom C. Hege
 Barbara B. Leonard, Ed.D.
 Patricia S. Patterson
 Herbert A. Snyder
 Gregory S. Theiler

STOKES COUNTY
 W. Frank Fowler, Chairman
 J. Tyrone Browder
 James R. Burrow
 Lewis N. Carroll
 Timothy L. Hall
 David C. Hunsucker
Eugene A. Lyons
 Patsy R. Mabe
 Herschel A. Redding
 Richard E. Stover
 John F. Watts
 John H. Watts

THOMASVILLE
 Hubert M. Leonard, Chairman
 Rick T. Batten
 Hollis S. Blair
 Joe W. Carroll
 Gabrielle K. Causby
 Joseph R. Hedgpeth, M.D.
 James E. Hunter, M.D.
 Robert C. Leonard
 Kevin C. Yates

TYRO
 Jimmy W. Barber
Ronnie D. Griggs
Elaine S. Hughes
Larry W. Potts
 Danny L. Sink
 Clyde R. Snider, Jr.

Senior Officers of Lexington State Bank

Robert F. Lowe	Nicholas A. Daves	Kathy V. Richardson
Chairman & Chief Executive Officer	Senior Vice President & Area Executive, Forsyth & Stokes Counties	Senior Vice President, Branch Administration
H. Franklin Sherron, Jr.
President & Chief Operating Officer	R. Clark Dillon	D. Gerald Sink
	Senior Vice President & Trust Officer	Senior Vice President, Operations
Monty J. Oliver
Executive Vice President, Chief	Philip G. Gibson	Ronald W. Sink
Financial Officer & Cashier	Senior Vice President, Mortgage Loans	Senior Vice President, Human Resources

Coretta J. Bigelow	Donna G. Hench	M. Jack Smith
Senior Vice President, Credit Administration	Senior Vice President & Auditor	Senior Vice President, Commercial Loans

	Brenda M. Houser	Edward C. Sopp
Suzanne J. Bullotta	Senior Vice President & Trust Officer	Senior Vice President, Commercial Loans
Senior Vice President, Commercial Loans
	Robin A. Huneycutt	Pamela J. Varela
Craig L. Call	Senior Vice President & Secretary	Senior Vice President, Marketing
Senior Vice President, Corporate
Accounting	P. Wayne Kimbrell, Jr.	Joseph T. Wallace
	Senior Vice President,	Senior Vice President & Security,
Joe W. Carroll	Revolving & Consumer Credit	Compliance
Senior Vice President & Area Executive,		& CRA Officer
Davidson County
Robert E. Lineback, Jr.
Senior Vice President & Area Executive,
Ronald E. Coleman	Guilford and Randolph Counties
Senior Vice President, Credit
Administration	Charles N. Reynolds
Senior Vice President, Credit
Administration

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
800-633-4236
www.equiserve.com

Investor Inquiries

Analysts and investors seeking financial information about LSB Bancshares, Inc. should contact Monty J. Oliver, Executive Vice President & Chief Financial Officer, at the address or telephone number listed on the back cover.

     Additional copies of this report, the Form 10-K, the Proxy Statement, quarterly reports, Form 10-Q’s and other filings with the Securities and Exchange Commission can be found on the Investor Relations page on LSB’s website at www.lsbnc.com.

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

Stock and Dividend Information

LSB Bancshares, Inc.’s common stock is traded on the NASDAQ National Market® under the symbol LXBK. The following table shows the high, low and closing sales prices reported on the NASDAQ National Market® and cash dividends declared per share for the indicated periods.

				Cash
	Prices			Dividends
2003	High	Low	Close	Declared
Fourth Quarter	$20.00	$17.27	$17.38	.16
Third Quarter	19.79	16.57	18.40	.16
Second Quarter	18.00	14.90	17.31	.16
First Quarter	18.20	14.77	15.60	.16

				Cash
	Prices			Dividends
2002	High	Low	Close	Declared
Fourth Quarter	$18.50	$13.76	$16.20	.15
Third Quarter	21.00	15.25	16.44	.15
Second Quarter	20.80	14.80	20.37	.15
First Quarter	15.50	12.11	15.50	.15

     The following firms make a market in the common stock of LSB Bancshares, Inc.:

Friedman, Billings, Ramsey & Co.
Keefe, Bruyette & Woods, Inc.
Moors & Cabot, Inc.
Morgan Keegan & Co., Inc.
The Robinson Humphrey Co.
Sandler O’Neill & Partners
Goldman Sachs & Co., Inc.
Davenport & Company, LLC
FTN Financial Securities Corp.
Morgan Stanley & Co., Inc.
Schwab Capital Markets

Annual Meeting

The Annual Meeting of Shareholders of LSB Bancshares, Inc. will be held at 10:00 a.m., Wednesday, April 21, 2004, at One LSB Plaza, 5th floor, Lexington. There will be a luncheon following the meeting at 12:30 p.m. at the J. Smith Young YMCA located at 119 West Third Avenue, Lexington. All shareholders are cordially invited to attend.

Annual Disclosure Statement

This statement has not been reviewed for accuracy or relevance by the Federal Deposit Insurance Corporation.

LSB BANCSHARES, INC & LSB
CORPORATE OFFICE:

One LSB Plaza
P.O. Box 867
Lexington, NC 27293-0867
336-248-6500
www.lsbnc.com
Nasdaq: LXBK

LSB OFFICES &
SUBSIDIARIES:

DAVIDSON COUNTY

ARCADIA*
3500 Old Salisbury Road

LEXINGTON LOAN CENTER
300 East Center Street

MIDWAY*
11492 Old U.S. Highway 52

NATIONAL HIGHWAY*
724 National Highway, Thomasville

NORTH LEXINGTON
1109 Winston Road

PIEDMONT RETIREMENT CENTER
100 Hedrick Drive, Thomasville

RANDOLPH STREET*
941 Randolph Street, Thomasville

SOUTH LEXINGTON*
1926 Cotton Grove Road

SOUTH MAIN STREET
701 South Main Street

TALBERT BOULEVARD*
285 Talbert Boulevard

TYRO*
4481 Highway 150 South

WALLBURG*
10335 North N.C. Highway 109

WELCOME*
6123 Old U.S. Highway 52

WEST SIDE*
60 New U.S. Highway 64 West

FORSYTH COUNTY

CLEMMONS*
2386 Lewisville-Clemmons Road

KERNERSVILLE*
131 East Mountain Street

REYNOLDA
2804 Fairlawn Drive
Winston-Salem

RURAL HALL*
8055 Broad Street

SHERWOOD PLAZA*
3384 Robinhood Road
Winston-Salem

STRATFORD ROAD*
161 South Stratford Road
Winston-Salem

WALKERTOWN*
3000 Old Hollow Road

GUILFORD COUNTY

HIGH POINT*
200 Westchester Drive

RANDOLPH COUNTY

ARCHDALE
11651-D North Main Street

STOKES COUNTY

DANBURY*
Highway 8 & 89,
Old Walnut Cove Road

KING*
647 South Main Street

*ATM available at this location

LSB INVESTMENT
SERVICES, INC.

DAVIDSON COUNTY

LEXINGTON
29 West Center Street

WALLBURG
10335 North N.C. Highway 109

WELCOME
6123 Old U.S. Highway 52

FORSYTH COUNTY

WINSTON-SALEM
161 South Stratford Road

STOKES COUNTY

KING
647 South Main Street

PEOPLES FINANCE
COMPANY OF
LEXINGTON, INC.

LEXINGTON
203 East Center Street

ARCHDALE
11246 North Main Street, Suite 306

KING
607 South Main Street

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSB BANCSHARES, INC.

Date: February 17, 2004	By	/s/ Robert F. Lowe

Robert F. Lowe, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature		Capacity	Date
/s/ Robert F. Lowe Robert F. Lowe	,	President and Director (Principal Executive Officer)	February 17, 2004
/s/ Monty J. Oliver Monty J. Oliver	,	Secretary and Treasurer (Principal Financial Officer)	February 17, 2004
/s/ Michael S. Albert Michael S. Albert	,	Director	February 17, 2004
/s/John W. Thomas, III John W. Thomas, III	,	Director	February 17, 2004
/s/ Leonard H. Beck Leonard H. Beck	,	Director	February 17, 2004
/s/ Marvin D. Gentry Marvin D. Gentry	,	Director	February 17, 2004
/s/ Samuel R. Harris Samuel R. Harris	,	Director	February 17, 2004
/s/ Walter A. Hill, Sr. Walter A. Hill, Sr.	,	Director	February 17, 2004
/s/ Sue H. Hunter Sue H. Hunter	,	Director	February 17, 2004
/s/ Davis A. Smith David A. Smith	,	Director	February 17, 2004
/s/ Robert B. Smith, Jr. Robert B. Smith, Jr.	,	Director	February 17, 2004
/s/ Burr W. Sullivan Burr W. Sullivan	,	Director	February 17, 2004
/s/ Roberts E. Timberlake Roberts E. Timberlake	,	Director	February 17, 2004
/s/ Lloyd G. Walter, Jr. Lloyd G. Walter, Jr.	,	Director	February 17, 2004
/s/ Julius S. Young, Jr. Julius S. Young, Jr.	,	Director	February 17, 2004

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of LSB Bancshares, Inc., as amended, which are incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 17, 1992 (File No. 33-54610).

3.2	Bylaws of LSB Bancshares, Inc., as amended, which are incorporated by reference to Exhibit 3.2 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

4.1	Specimen certificate of common stock, $5.00 par value, which is incorporated by reference to Exhibit 4 of the registrant’s Registration Statement on Form S-1 (File No. 2-99312).

4.2	Rights Agreement dated as of February 10, 1998 by and between LSB Bancshares, Inc. and Wachovia Bank, N.A., as Rights Agent, which is incorporated by reference to Exhibit 1 of the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on March 6, 1998.

10.1*	1996 Omnibus Stock Incentive Plan, which is incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

10.2*	1996 Management Plan, which is incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

10.3*	1994 Director Stock Option Plan of LSB Bancshares, Inc., which is incorporated by reference to Exhibit 4 of the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 15, 1994 (File No. 33-81664).

10.4*	Employment Continuity Agreement effective as of December 24, 1997 between LSB Bancshares, Inc. and Nicholas A. Daves, which is incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.5*	Employment Continuity Agreement effective as of June 9, 1998 between LSB Bancshares, Inc. and Suzanne J. Bullotta, which is incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on form 10-K for the year ended December 31, 1998.

10.6*	Employment Continuity Agreement effective as of October 15, 2001 between LSB Bancshares, Inc. and M. Jack Smith, which is incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on form 10-K for the year ended December 31, 2001.

10.7*	Employment Continuity Agreement effective as of January 1, 2004, between LSB Bancshares, Inc., and Robert F. Lowe.

10.8*	Form of Employment Continuity Agreement effective as of January 1, 2004, between LSB Bancshares, Inc., and Monty J. Oliver and H. Franklin Sherron, Jr., with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed.

10.9*	Form of Employment Continuity Agreement effective as of January 1, 2004, between LSB Bancshares, Inc., and Kathy V. Richardson and Pamela J. Varela, with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed.

10.10	*Form of Employment Continuity Agreement effective as of January 1, 2004, between LSB Bancshares, Inc., and Robert E. Lineback, Jr., and Philip G. Gibson, with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed.

10.11	*Form of Employment Continuity Agreement effective as of January 1, 2004, between LSB Bancshares, Inc., and Ronald E. Coleman, D. Gerald Sink, Robin A. Huneycutt, Ronald W. Sink, and Joe W. Carroll, with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed.

21.	List of Subsidiaries at December 31, 2003.

23.	Consent of Turlington and Company, L.L.P.

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.