Form 10-Q
period 2004-03-31
LSB BANCSHARES INC /NC/
filed 2004-05-07
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

LSB Bancshares, Inc. had 8,593,409 shares of common stock outstanding as of April 30, 2004.

LSB BANCSHARES, INC.

FORM 10-Q

INDEX

Part I	Financial Information

Item 1.	Financial Statements.

Consolidated Balance Sheets March 31,2004 and 2003, and December 31,2003

Consolidated Statements of Income Three Months Ended March 31, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity Three Months Ended March 31,2004 and 2003

Consolidated Statements of Cash Flows Three Months Ended March 31,2004 and 2003

Notes to Consolidated Financial Statements Three Months Ended March 31,2004 and 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II	Other Information

Item 1.	Legal Proceedings

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

LSB Bancshares, Inc.
Consolidated Balance Sheets
(In Thousands)

	(Unaudited)		(Unaudited)
	March 31	December 31	March 31
	2004	2003	2003

Assets
Cash and Due From Banks	$35,585	$36,418	$40,221
Interest-Bearing Bank Balances	1,493	2,267	4,819
Federal Funds Sold	17,458	25,886	33,370
Investment Securities:
Held to Maturity, Market Value $29,633, $30,711 & $42,522	27,891	29,078	40,676
Available for Sale	96,532	92,013	98,888
Loans	678,980	663,446	658,275
Less, Allowance for Loan Losses	(8,224)	(7,846)	(7,394)

Net Loans	670,756	655,600	650,881
Premises and Equipment	15,995	14,951	14,004
Other Assets	11,613	11,693	11,217

Total Assets	$877,323	$867,906	$894,076

Liabilities
Deposits:
Demand	$83,857	$82,588	$89,023
Savings, NOW and Money Market Accounts	400,309	411,322	401,728
Certificates of Deposit of less than $100,000	121,966	126,343	141,957
Certificates of Deposit of $100,000 or more	94,005	82,249	101,980

Total Deposits	700,137	702,502	734,688
Securities Sold Under Agreements to Repurchase	1,345	2,032	1,703
Borrowings from the Federal Home Loan Bank	80,000	70,000	63,000
Other Liabilities	6,287	4,812	8,331

Total Liabilities	787,769	779,346	807,722

Shareholders’ Equity
Preferred Stock, Par Value $.01 Per Share:
Authorized 10,000,000 shares; none issued	0	0	0
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,560,254 Shares in 2004 and 8,548,942 and 8,480,955 shares in 2003	42,801	42,745	42,405
Paid-In Capital	10,294	10,205	9,772
Directors’ Deferred Plan	(1,162)	(1,101)	(1,125)
Retained Earnings	36,487	35,702	33,775
Accumulated Other Comprehensive Income	1,134	1,009	1,527

Total Shareholders’ Equity	89,554	88,560	86,354

Total Liabilities and Shareholders’ Equity	$877,323	$867,906	$894,076

Memorandum: Standby Letters of Credit	$4,605	$4,098	$3,708

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of Income
(In Thousands except Share Data)
(Unaudited)

	Three Months Ended
	March 31

	2004	2003

Interest Income
Interest and Fees on Loans	$10,594	$11,311
Interest on Investment Securities:
Taxable	820	1,042
Tax Exempt	382	405
Interest-Bearing Bank Balances	49	54
Federal Funds Sold	46	97

Total Interest Income	11,891	12,909

Interest Expense
Deposits	1,645	2,299
Securities Sold Under Agreements to Repurchase	3	5
Borrowings from the Federal Home Loan Bank	809	775

Total Interest Expense	2,457	3,079

Net Interest Income	9,434	9,830
Provision for Loan Losses	511	587

Net Interest Income After Provision for Loan Losses	8,923	9,243

Noninterest Income
Service Charges on Deposit Accounts	1,671	1,607
Gains on Sales of Mortgages	110	358
Other Operating Income	1,575	1,384

Total Noninterest Income	3,356	3,349

Noninterest Expense
Personnel Expense	5,147	5,016
Occupancy Expense	460	384
Equipment Depreciation and Maintenance	539	475
Other Operating Expense	2,958	2,882

Total Noninterest Expense	9,104	8,757

Income Before Income Taxes	3,175	3,835
Income Taxes	1,022	1,281

Net Income	$2,153	$2,554

Earnings Per Share:
Basic	$0.25	$0.30
Diluted	0.25	0.30

Weighted Average Shares Outstanding:
Basic	8,553,379	8,475,330
Diluted	8,631,926	8,540,543

Cash Dividends Declared per Share	$0.16	$0.16

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of
Changes in Shareholders’ Equity
(In Thousands)
(Unaudited)

					Accumulated
			Directors'		Other	Total
	Common	Paid-In	Deferred	Retained	Comprehensive	Shareholders'
	Stock	Capital	Plan	Earnings	Income	Equity

Balances at December 31, 2002	$42,363	$9,729	$(995)	$32,578	$1,832	$85,507
Net Income				2,554		2,554
Change in unrealized gain on securities available for sale, net of deferred income taxes					(305)	(305)

Comprehensive income						2,249
Cash dividends declared on common stock				(1,357)		(1,357)
Common stock issued for stock options exercised	42	43				85
Common stock acquired			(130)			(130)

Balances at March 31, 2003	$42,405	$9,772	$(1,125)	$33,775	$1,527	$86,354

Balances at December 31, 2003	$42,745	$10,205	$(1,101)	$35,702	$1,009	$88,560
Net Income				2,153		2,153
Change in unrealized gain on securities available for sale, net of deferred income taxes					125	125

Comprehensive income						2,278
Cash dividends declared on common stock				(1,368)		(1,368)
Common stock issued for stock options exercised	56	89				145
Common stock acquired			(61)			(61)

Balances at March 31, 2004	$42,801	$10,294	$(1,162)	$36,487	$1,134	$89,554

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31

	2004	2003

Cash Flow from Operating Activities
Net Income	$2,153	$2,554
Adjustments to reconcile net income to net cash:
Depreciation and amortization	500	441
Securities premium amortization and discount accretion, net	25	18
(Increase) decrease in loans held for sale	4,038	(2,884)
Deferred income taxes	(40)	(13)
Increase in income taxes payable	1,062	1,253
Increase in income earned but not received	(18)	(277)
Increase (decrease) in interest accrued but not paid	52	(49)
Net decrease in other assets	60	446
Net increase in other liabilities	361	1,850
Provision for loan losses	511	587
Gain on sale of premises and equipment	(12)	(25)

Net cash provided by operating activities	8,692	3,901

Cash Flow From Investing Activities
Purchases of securities held to maturity	(560)	0
Proceeds from maturities of securities held to maturity	1,746	3,353
Purchases of securities available for sale	(16,840)	(20,030)
Proceeds from maturities of securities available for sale	12,500	5,000
Net increase in loans made to customers	(19,705)	(10,319)
Purchases of premises and equipment	(1,548)	(955)
Proceeds from sale of premises and equipment	16	25
Net (increase) decrease in federal funds sold	8,428	(19,986)

Net cash used by investing activities	(15,963)	(42,912)

Cash Flow from Financing Activities
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	(9,743)	10,158
Net increase in time deposits	7,378	28,050
Net increase (decrease) in securities sold under agreements to repurchase	(687)	173
Proceeds from long-term debt	20,000	0
Payments on long-term debt	(10,000)	0
Dividends paid	(1,368)	(1,357)
Proceeds from issuance of common stock	145	85
Common stock acquired	(61)	(130)

Net cash provided by financing activities	5,664	36,979

Increase (decrease) in cash and cash equivalents	(1,607)	(2,032)
Cash and cash equivalents at the beginning of the period	38,685	47,072

Cash and cash equivalents at the end of the period	$37,078	$45,040

Supplemental Disclosures of Cash Flow Information
Cash paid during the years for:
Interest	$2,406	$3,128
Income Taxes	0	0
Supplemental Disclosures of Noncash Transactions
Transfer of loans to other real estate owned	$213	$202
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	203	(497)
Change in deferred income taxes	(78)	192
Change in shareholders’ equity	125	(305)

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Notes to Consolidated Financial Statements
Three Months Ended March 31,2004 and 2003

Note 1.	Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

LSB Bancshares, Inc. (sometimes referred to herein as “Bancshares” or the “operation”)is a bank holding company headquartered in Lexington, North Carolina. Bancshares principal business is providing banking and other financial services through its banking subsidiary, Lexington State Bank (“LSB”). LSB has two wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. and LSB Investment Services, Inc. LSB offers a complete array of services in commercial banking including accepting deposits, corporate cash management, discount brokerage, IRA plans, secured and unsecured loans and trust functions through twenty-seven offices in seventeen communities located in Davidson, Forsyth, Stokes, Guilford and Randolph counties. LSB also operates a mortgage production office in Wake County. LSB has two subsidiaries that operate within its market area. Peoples Finance offers secured and unsecured loans to individuals up to a maximum of $10,000 as well as dealer originated loans. LSB Investment Services offers products through UVEST Investment Services, an independent broker-dealer. Investments are neither deposits nor obligations of Lexington State Bank, nor are they guaranteed or insured by any depository institution, the FDIC, or any other government agency.

For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2.	Investment Securities

The valuations of investment securities as of March 31, 2004 and December 31, 2003 were as follows (in thousands):

	March 31, 2004

				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. Treasury and other U.S. government agency obligations	$1,000	$19	$0	$1,019
State, county and municipal securities	26,891	1,730	7	28,614

Total securities held to maturity	$27,891	$1,749	$7	$29,633

				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Treasury and other U.S. government agency obligations	$87,129	$1,838	$34	$88,933
State, county and municipal securities	3,558	59	18	3,599
Federal Home Loan Bank stock	4,000	0	0	4,000

Total securities available for sale	$94,687	$1,897	$52	$96,532

	December 31, 2003

				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. Treasury and other U.S. government agency obligations	$1,000	$31	$0	$1,031
State, county and municipal securities	28,078	1,604	2	29,680

Total securities held to maturity	$29,078	$1,635	$2	$30,711

				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Treasury and other U.S. government agency obligations	$85,020	$1,622	$45	$86,597
State, county and municipal securities	1,851	65	0	1,916
Federal Home Loan Bank stock	3,500	0	0	3,500

Total securities available for sale	$90,371	$1,687	$45	$92,013

No investment securities were sold during the period ending March 31, 2004.

Investment securities with amortized cost of $83,145,000 and $81,004,555, as of March 31, 2004 and December 31, 2003, respectively, were pledged to secure public deposits and for other purposes. The Bank also has a $20,000,000 irrevocable letter of credit with FHLB that is used in lieu of securities to pledge against public deposits.

Note 3.	Loans (Table in thousands)

A summary of consolidated loans follows:

	March 31

	2004	2003

Commercial, financial, & agricultural	$288,823	$281,467
Real estate — construction	46,520	39,520
Real estate — mortgage	285,730	275,955
Installment loans to individuals	54,883	53,961
Lease financing	935	512
Other	2,089	6,860

Total loans, net of unearned income	$678,980	$658,275

The Corporation generally considers loans to be impaired when future payments of principal and interest are in doubt. Included in impaired loans are loans that are consistently past due, loans 90 days or more past due and nonaccrual loans. Interest income on impaired loans is recognized consistent with the Corporation’s income recognition policy of daily accrual of income until the loan is determined to be uncollectible and placed in a nonaccrual status. For all impaired loans other than nonaccrual loans, interest income totaling $79,664 for the period was recorded on an accrual basis. Interest income on nonaccrual loans is recognized on a cash basis. No interest has been collected during the period on nonaccrual loans since being placed in a nonaccrual status. Interest income on nonaccrual loans that would have been recorded in accordance with the original terms of the notes was $244,712. At March 31, 2004, the total investment in loans that are considered impaired was $6,409,000, including nonaccrual loans of $2,074,000. A related valuation allowance of

$1,224,000 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended March 31, 2004 was approximately $7,408,000.

At March 31, 2004, loans totaling $ 17,046,000 were held for sale stated at the lower of cost or market on an individual loan basis.

Note 4.	Reserve for Loan Losses (in thousands)

The following sets forth the analysis of the consolidated reserve for loan losses:

	Three Months Ended
	March 31

	2004	2003

Balances at beginning of periods	$7,846	$7,282
Provision for loan losses	511	587
Recoveries of amounts previously charged off	309	58
Loan losses	(442)	(533)

Balances at end of periods	$8,224	$7,394

Note 5.	Other Accounting Changes

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation, and stipulates additional disclosure provisions related to stock-based employee compensation. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. Bancshares adopted the disclosure provisions of SFAS 148 with no resulting material effect on its financial position or operating results.

In December 2003, the FASB revised SFAS 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. SFAS 132, as revised, retains the disclosures previously required, and requires additional disclosures related to pension plans and postretirement benefits. SFAS 132 is effective for fiscal years ending after December 15, 2003. Bancshares adopted SFAS 132 with no resulting material effect on its financial position or operating results.

In July 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (The Act). The purpose of the act is to increase the reliability of financial statements issued by public companies. The act does this by increasing the number of independent parties responsible for the issuance of the statements, by increasing the independence of those already involved in the process and by the imposition of sanctions for those in violation of accounting and reporting rules. Bancshares intends to fully comply with the act and is currently determining the costs related to compliance with Sarbanes-Oxley.

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

Note 6.	Stock Compensation Plans

Bancshares had three stock-based compensation plans at March 31, 2004, accounted for under Accounting Principles Board Opinion Number 25, under which no compensation cost has been recognized. A new equity compensation plan was approved at the Annual Shareholder’s Meeting on April 21, 2004. This plan will replace all existing equity plans and any future equity compensation grants will be made under this new plan. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards Numbers 123 and 148, Bancshares’ net income and earnings per share would have been reduced to the following pro forma amounts:

	3 Months Ended March 31

	2004	2003

Net income, as reported	$2,153	$2,554
(In thousands)
Less, total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (In thousands)	68	92

Pro Forma Net Income (In thousands)	$2,085	$2,462

Earnings Per Share:
Basic — as reported	$0.25	$0.30

Basic — pro forma	$0.24	$0.29

Diluted — as reported	$0.25	$0.30

Diluted — pro forma	$0.24	$0.29

Note 7.	Pension and Postretirement Medical Benefit Expenses

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	Pension Benefits		Retiree Medical
	Three Months Ended		Three Months Ended

	2004	2003	2004	2003

Service cost	$169	$152	$9	$8
Interest cost	185	166	13	12
Expected Return on plan assets	(158)	(138)	0	0
Amortization of prior service cost	17	16	3	3
Amortization of loss	51	48	3	2

Net periodic benefit cost	$264	$244	$28	$25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operation for LSB Bancshares, Inc. (“Bancshares”) and its wholly owned subsidiary, Lexington State Bank (“LSB” or the “Bank”) for the three months ended March 31, 2004 and 2003. The consolidated financial statements also include the accounts and results of operation of LSB’s wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. (“Peoples Finance”) and LSB Investment Services, Inc. (“LSB Investment Services”). This discussion and analysis is intended to complement the unaudited financial statements, footnotes and supplemental financial data in this Form 10-Q, and should be read in conjunction therewith.

This report contains certain forward-looking statements related to anticipated future operating and financial performance, and other similar statements of expectations.

These forward-looking statements are often identified by words such as “believes”, “anticipates”, “expects” or other similar words or phrases. These forward-looking statements are based on estimates, beliefs and assumptions made by management and are not guarantees of future performance. Actual results may differ from those expressed or implied as the result of various factors, including: (1) the strength of the United States economy generally and the strength of the local economies in which Bancshares conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Bancshares’ loan portfolio and allowance for loan losses; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Bancshares’ capital markets and capital management activities, including, without limitation, Bancshares’ private equity investment activities and brokerage activities; (5) the timely development of competitive new products and services by Bancshares and the acceptance of these products and services by new and existing customers; (6) the willingness of customers to accept third party products marketed by Bancshares; (7) the willingness of customers to substitute competitors’ products and services for Bancshares’ products and services and vice versa; (8) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking and securities); (9) technological changes; (10) changes in consumer spending and saving habits; (11) the effect of corporate restructurings, acquisitions and/or dispositions, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (12) the growth and profitability of Bancshares’ noninterest or fee income being less than expected; (13) unanticipated regulatory or judicial proceedings; (14) the impact of changes in accounting policies by the Securities and Exchange Commission or other regulatory agencies; (15) adverse changes in financial performance and/or condition of Bancshares’ borrowers which could impact repayment of such borrowers’ outstanding loans; and (16) Bancshares’ success at managing the risks involved in the foregoing. Bancshares cautions that the foregoing list of important factors is not exclusive. Bancshares does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Bancshares.

Introduction

Bancshares is a bank holding company headquartered in Lexington, North Carolina. Its principal assets are all of the outstanding shares of common stock of its commercial bank subsidiary, LSB. Founded in 1949, LSB operates as a North Carolina chartered commercial bank serving customers through twenty-seven offices in seventeen communities located in Davidson, Forsyth, Stokes, Guilford and Randolph counties in North Carolina. In addition, as described below, so far in 2004,Bancshares has expanded its operations through the opening of a loan production office in the Raleigh-Durham area of North Carolina, and a new full-service branch in Jamestown, North Carolina. Through LSB and LSB’s two non-bank subsidiaries, Bancshares provides a wide range of financial services to individuals and corporate customers.

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

LSB (and Bancshares as its holding company) faces competition in both the attraction of deposit accounts and in the origination of mortgage, commercial, and consumer loans. Its most direct competition for deposits has historically derived from other commercial banks located in and around the counties in which it maintains banking offices. LSB also competes for deposits with both regional and super-regional banks, and money market instruments and mutual funds. LSB competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Its competition for loans also comes principally from other commercial banks, including offices of regional and super-regional banks, located in and around the counties in which it maintains banking offices. Competition for deposits and loans is likely to continue to increase as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Recent legislation permits affiliation among banks, securities firms and insurance companies, and further legislation will likely continue to change the competitive environment in which Bancshares does business.

The following discussion and analysis is presented on a consolidated basis and focuses on the major components of Bancshares’ operations and significant changes in its results of operations for the periods presented. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Bancshares offers pension and postretirement benefit plans to employees. The calculation of obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions. Actuarial valuations and the determination of future market values of plan assets are subject to management judgment and may differ significantly if different assumptions are used. For further information, see Note 7. Pension and Postretirement Medical Benefit Expenses.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net Interest Income

The primary source of earnings for the Corporation is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.

Net interest income for the first quarter of 2004 of $9.434 million was down $396,000 or 4.0% compared to $9.830 million for the first quarter of 2003. The lower net interest income was largely attributable to a decline in the net interest margin, reduced mortgage financing activity and a lower level of average earning assets. Total interest income of $11.891 million for the first quarter of 2004 was down $1.018 million or 7.9% compared to $12.909 million for the first quarter of 2003. Total interest expense of $2.457 million for the first quarter of 2004 was down $622,000 or 20.2% compared to $3.079 million for the comparable period in 2003. The net interest margin for the first quarter of 2004 was 4.73% compared to 4.95% for the first quarter of 2003. While this was a decline year-over-year, the net interest margin posted an improvement quarter-over-quarter of two basis points. Loan growth in the first quarter of 2004 was $15.534 million or 2.3% compared to December 31, 2003 and $20.750 million or 3.1% compared to March 31, 2003. New loan demand slowed during the first quarter of 2004 with a marked reduction in mortgage refinancing activity. For the period ended March 31, 2004 total deposits were down $2.365 million or 0.3% compared to December 31, 2003 and $34.551 million compared to March 31, 2003. The comparison of deposits for the periods presented is to some degree affected by a surge in time deposits that took place in early to mid-2003. Deposit growth was mixed, but began to show some modest recovery compared to the fourth quarter of 2003. Demand deposits, which were down $5.166 million from March 31, 2003, were up $1.269 million compared to December 31, 2003. Likewise, certificates of deposit over $100,000 were up $11.756 million from the fourth quarter of 2003 but were off $7.975 million from the first quarter of 2003. Savings, NOW and money market deposits were off $11.013 million from the fourth quarter of 2003, but only down $1.419 million from the first quarter of 2003, indicating some temporary build up of these deposits in the fourth quarter of 2003. Certificates of deposit under $100,000 were down $4.377 million compared to December 31, 2003 and down $19.991 million compared to March 31, 2003.

Noninterest Income and Expense

Noninterest income for the first quarter of 2004 of $3.356 million was essentially unchanged from the $3.349 million for the first quarter of 2003. Deposit account fee income for the first quarter of 2004 was up $64,000 or 4.0% compared to the first quarter of 2003. The lower increase in service fee income is attributable to the slower economy.

Mortgage loan refinancing activity declined sharply at the beginning of 2004 affecting the gain on sale of mortgages. For the first quarter of 2004 income from the gain on sales of mortgages of $110,000 was down $248,000 or 69.3% from $358,000 for the first quarter of 2003. Other operating income increased $191,000 or 13.8% for the first quarter of 2004 compared to the first quarter of 2003. Within the other operating income category, fee income from the bankcard division increased 57,000 or 10.2% the first quarter of 2004 compared to the first quarter of 2003. Income from the trust department increased $22,000 or 16.5% in the first quarter of 2004 compared to the corresponding period of 2003.Commissions generated by LSB Investment Services for the first quarter of 2004 increased 62,000 or 20.2% compared to the first quarter of 2003. LSB Investment Services generates commission income from the sale of noninsured investment funds.

Noninterest expense increased $347,000 or 4.0% for the first quarter of 2004 compared to the first quarter of 2003. Personnel expense for the period ended March 31, 2004, comprised of salaries and fringe benefits increased $131,000 or 2.6% compared to the first quarter of 2003. Normal increases in compensation plus some staffing increases to accommodate branch expansion account for the majority of the increase year over year. Slow mortgage financing activity during the first quarter of 2004 resulted in reduced personnel expense relating to mortgage production incentives. The increase for the first quarter of 2004 in occupancy expense was $76,000 or 19.8% compared to the first quarter of 2003. Equipment depreciation and maintenance expense increased $64,000 or 13.5% during the same period. Increases in these expense items are attributable to some extent to branch expansion activity. Other operating expense increased $76,000 or 2.6% for the first quarter of 2004 compared to the first quarter of 2003. Within the other operating expense category, automated processing expenses increased $118,000 or 25.3% for the first quarter of 2004 compared to the corresponding quarter of 2003. The increase in automated expenses is attributable to increases in processing fees and expansion of automated technology to provide enhanced customer services. Expenses for the bankcard division decreased slightly the first quarter of 2004 compared to the first quarter of 2003. Legal and professional expense increased $75,000 or 20.5% for the first quarter of 2004 compared to the first quarter of 2003. Much of this increase is directly attributable to the expenses related to the Sarbanes-Oxley Act of 2002. Expenses of LSB Investment Services for the first quarter of 2004 increased slightly compared to the corresponding period in 2003. Expenses incurred by LSB Investment Services are in connection with the operations of its business of selling mutual funds, annuities and equities.

Asset Quality and Provision for Loan Losses

At March 31, 2004 loan loss reserves were $8.224 million or 1.21% of loans outstanding compared to $7.846 million or 1.18% of loans outstanding at December 31, 2003 and $7.394 million or 1.12% at March 31, 2003. Non-performing assets (including loans over 90 days past due and still accruing) totaled $6.689 million or 0.74% of total assets at March 31, 2004 compared to $5.815 million or 0.67% of total assets at December 31, 2003 and $5.167 million or 0.58% of total assets at March 31, 2003. Non-performing assets include nonaccrual loans, restructured loans, other real estate acquired through foreclosure and accruing loans ninety days or more past due. The increase in non-performing assets for the first quarter of 2004 came primarily from nonaccrual loans that are in work out status. Nonaccrual loans increased to $2.074 million at March 31, 2004 compared to $1.755 million at December 31, 2003 and $576,000 at March 31, 2003. As of March 31, 2004, LSB had restructured loans totaling $1.134 million, which were essentially unchanged from $1.135 million at December 31, 2003 and up compared to $245,000 at March 31, 2003. Properties held in the other real estate category at March 31, 2004 totaled $1.673 million compared to $1.742 million at December 31, 2003 and $1.669 million at March 31, 2003. Accruing loans past due 90 days or more were $1.809 million at March 31, 2004 compared to $1.183 million at December 31, 2003 and $2.676 million at March 31, 2003. The accrual of interest is generally discontinued on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest can be assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At March 31, 2004, the reserve for loan losses was 1.23 times non-performing assets, compared to 1.35 times at December 31, 2003 and 1.43 at March 31, 2003.

Responsibility for market risk management resides with the Asset/Liability Management Committee (the “ALCO Committee”). The ALCO committee monitors market conditions, interest rate trends and the economic environment in its decision-making process. Based upon its view of existing and expected market conditions, balance sheet strategies are adopted to optimize net interest income while minimizing the risks associated with unanticipated changes in interest rates.

The provision for loan losses that was charged to operations the first quarter of 2004 was $511,000 compared to $587,000 for the first quarter of 2003. Net charge-offs for the three-month period ended March 31, 2004 were $133,000 or .07% of average loans outstanding on an annualized basis compared to $475,000 or .28% for the first three months of 2003. Management continues to monitor the asset quality of the loan portfolio. Loans charged-off are recorded based upon the financial condition of the borrower and the likelihood of repayment.

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

ASSET QUALITY ANALYSIS

	Period Ended		Year Ended	Period Ended
	3/31/2004		12/31/2003	3/31/2003

RESERVE FOR LOAN LOSSES
Beginning Balance	$7,846		$7,284	$7,282
Provision for loan losses	511		5,215	587
Net (charge-off) recoveries	(133)		(4,653)	(475)

Ending balance	8,224		7,846	7,394
RISK ASSETS
Nonaccrual loans	$2,074		$1,754	$576
Foreclosed real estate	1,673		1,742	1,669
Restructured loans	1,133		1,135	245
Loans 90 days or more past due and still accruing	1,809		1,184	2,677

Total risk assets	6,689		5,815	5,167
ASSET QUALITY RATIOS
Nonaccrual loans as a percentage of total loans	0.32%		0.26%	0.09%
Nonperforming assets as a percentage of:
Total assets	0.74		0.67	0.58
Loans plus foreclosed property	0.98		0.87	0.78
Net charge-offs as a percentage of average loans	0.07	*	0.53	0.28	*
Reserve for loan losses as a percentage of loans	1.21		1.18	1.12
Ratio of reserve for loan losses to:
Net charge-offs	15.45	*	1.69	3.89	*
Nonaccrual loans	3.96		4.47	12.84

          * Denotes Annualized

Income Taxes

Accrued income taxes applicable to income for the three-month period ended March 31, 2004 were $1.022 million compared to $1.281 million for the three-month period ended March 31, 2003. Pretax income for the first three months of 2004 of $3.175 million was down compared to $3.835 million for the first three months of 2003. The decrease in accrued taxes for the period ended March 31, 2004 is primarily due to the lower taxable income.

Capital Resources and Shareholders’ Equity

Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off-balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders’ equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the reserve for loan losses and certain long-term debt. At March 31, 2004 based on these measures, Bancshares’ had a Tier 1 capital ratio of 13.07% compared to the regulatory requirement of 4% and total capital ratio of 14.30% compared to an 8% regulatory requirement.

Additional regulatory capital measures include the Tier 1 leverage ratio. The Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At March 31, 2004 Bancshares’ Tier 1 leverage ratio was 10.12%.

The Board has authorized a repurchase program for shares of its common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. The repurchase plan is intended to help Bancshares achieve its goal of building shareholder value and maintaining appropriate capital levels. A maximum of 600,000 total shares have been authorized for repurchase under the plan. As of March 31, 2004 a total of 423,781 shares have been repurchased through the plan. No shares have been repurchased under this plan during 2004 nor were any repurchased during 2003.

Market Risk Management

Bancshares’ market risk arises primarily from the interest rate risk inherent in its lending and deposit-taking activities. The objectives of market risk management are to ensure long-range profitability performance and minimize risk, adhere to proper liquidity and maintain sound capital. To meet these goals, the ALCO Committee monitors the exposure to interest rate risk, balance sheet trends, pricing policies and liquidity position. The objectives are to achieve relatively stable net interest margins and assure liquidity through coordinating the volumes, maturities or repricing opportunities of earning assets, deposits and borrowed funds. This is accomplished through strategic pricing of asset and liability accounts. As a result of this management, appropriate maturities and/or repricing opportunities are developed to produce consistent earnings during changing interest rate environments.

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

To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and interest-sensitive liabilities. The Bank uses an asset/liability simulation model to produce a gap analysis. The simulation model computes projected runoff of deposits that do not have contractual maturity dates. On March 31,2004, the gap between interest-sensitive assets and interest-sensitive liabilities was a positive $196,132,000 or 1.75. Under current economic conditions, management believes that is an acceptable ratio.

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

Bancshares’ market risk arises primarily from the interest rate risk inherent in its lending and deposit-taking activities. The structure of Bancshares’ loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. Bancshares’ does not maintain a trading account nor is it subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with the ALCO Committee, which is appointed by the Board. The ALCO Committee meets on a regular basis to review interest rate risk exposure and liquidity positions. Balance sheet management and funding strategies are reviewed to ensure that any potential impact on earnings and liquidity, resulting from a fluctuation in interest rates is within acceptable standards.

Item 4. Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings Not applicable.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities Not applicable.

Item 3.	Defaults Upon Senior Securities Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders Not applicable.

Item 5.	Other Information Not Applicable.

Item 6.	Exhibits and Reports on Form 8-K A. Exhibits

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B. Reports on Form 8-K The Corporation filed an 8-K on January 7, 2004 to announce the opening of an office in Jamestown, NC.

The Corporation filed an 8-K on January 15, 2004 to report an earnings release for the three months ended December 31, 2003.

The Corporation filed an 8-K on March 24, 2004 to announce the opening of an express drive thru in the uptown Lexington area.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 6, 2004	LSB BANCSHARES, INC. (Registrant)

	By:	/s/ Monty J. Oliver

	Name:	Monty J. Oliver
	Title:	Secretary and Chief Financial Officer
(Authorized Officer and Chief Accounting Officer)

Exhibit Index

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002