Form 10-Q
period 2004-06-30
LSB BANCSHARES INC /NC/
filed 2004-08-06
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to _______________

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

LSB Bancshares, Inc. had 8,579,468 shares of common stock outstanding as of July 30, 2004.

LSB BANCSHARES, INC.

FORM 10-Q

INDEX

Part I.	Financial Information

Item 1.	Financial Statements.

Consolidated Balance Sheets June 30, 2004 and 2003, and December 31, 2003

Consolidated Statements of Income Six Months and Three Months Ended June 30, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity Six Months Ended June 30, 2004 and 2003

Consolidated Statements of Cash Flows Six Months Ended June 30, 2004 and 2003

Notes to Consolidated Financial Statements Six Months Ended June 30, 2004 and 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

LSB Bancshares, Inc.
Consolidated Balance Sheets
(In Thousands)

	(Unaudited)		(Unaudited)
	June 30	December 31	June 30
	2004	2003	2003
Assets
Cash and Due From Banks	$46,522	$36,418	$49,895
Interest-Bearing Bank Balances	1,723	2,267	4,430
Federal Funds Sold	18,768	25,886	15,050
Investment Securities:
Held to Maturity, Market Value $31,542, $30,711 & $42,807	30,740	29,078	40,426
Available for Sale	93,422	92,013	92,582
Loans	687,736	663,446	674,391
Less, Allowance for Loan Losses	(8,112)	(7,846)	(7,724)

Net Loans	679,624	655,600	666,667
Premises and Equipment	16,884	14,951	14,250
Other Assets	12,392	11,693	11,361

Total Assets	$900,075	$867,906	$894,661

Liabilities
Deposits:
Demand	$89,699	$82,588	$101,798
Savings, NOW and Money Market Accounts	414,263	411,322	401,573
Certificates of Deposit of less than $100,000	119,549	126,343	136,711
Certificates of Deposit of $100,000 or more	91,519	82,249	101,742

Total Deposits	715,030	702,502	741,824
Securities Sold Under Agreements to Repurchase	1,134	2,032	1,068
Borrowings from the Federal Home Loan Bank	90,000	70,000	58,000
Other Liabilities	4,642	4,812	5,337

Total Liabilities	810,806	779,346	806,229

Shareholders’ Equity
Preferred Stock, Par Value $.01 Per Share:
Authorized 10,000,000 shares; none issued	0	0	0
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,579,468 Shares in 2004 and 8,548,942 and 8,522,590 shares in 2003	42,897	42,745	42,613
Paid-In Capital	10,397	10,205	9,974
Directors’ Deferred Plan	(1,174)	(1,101)	(1,085)
Retained Earnings	37,349	35,702	35,109
Accumulated Other Comprehensive Income	(200)	1,009	1,821

Total Shareholders’ Equity	89,269	88,560	88,432

Total Liabilities and Shareholders’ Equity	$900,075	$867,906	$894,661

Memorandum: Standby Letters of Credit	$5,366	$4,098	$3,628

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of Income
(In Thousands except Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Interest Income
Interest and Fees on Loans	$10,848	$11,522	$21,442	$22,833
Interest on Investment Securities:
Taxable	771	1,021	1,591	2,063
Tax Exempt	372	398	754	803
Interest-Bearing Bank Balances	37	44	86	98
Federal Funds Sold	39	64	85	161

Total Interest Income	12,067	13,049	23,958	25,958

Interest Expense
Deposits	1,597	2,167	3,242	4,466
Securities Sold Under Agreements to Repurchase	2	3	5	8
Borrowings from the Federal Home Loan Bank	821	769	1,630	1,544

Total Interest Expense	2,420	2,939	4,877	6,018

Net Interest Income	9,647	10,110	19,081	19,940
Provision for Loan Losses	781	487	1,292	1,074

Net Interest Income After Provision for Loan Losses	8,866	9,623	17,789	18,866

Noninterest Income
Service Charges on Deposit Accounts	1,835	1,716	3,506	3,323
Gains on Sales of Mortgages	147	379	257	737
Other Operating Income	1,907	1,620	3,482	3,004

Total Noninterest Income	3,889	3,715	7,245	7,064

Noninterest Expense
Personnel Expense	4,962	5,299	10,109	10,315
Occupancy Expense	420	394	880	778
Equipment Depreciation and Maintenance	554	499	1,093	974
Other Operating Expense	3,532	3,117	6,490	5,999

Total Noninterest Expense	9,468	9,309	18,572	18,066

Income Before Income Taxes	3,287	4,029	6,462	7,864
Income Taxes	1,051	1,332	2,073	2,613

Net Income	$2,236	$2,697	$4,389	$5,251

Earnings Per Share:
Basic	$0.26	$0.32	$0.51	$0.62
Diluted	0.26	0.31	0.51	0.61
Weighted Average Shares Outstanding:
Basic	8,587,482	8,510,088	8,570,431	8,492,709
Diluted	8,623,383	8,571,002	8,624,437	8,556,098
Cash Dividends Declared per Share	$0.16	$0.16	$0.32	$0.32

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of
Changes in Shareholders’ Equity
(In Thousands)
(Unaudited)

					Accumulated
			Directors'		Other	Total
	Common	Paid-In	Deferred	Retained	Comprehensive	Shareholders'
	Stock	Capital	Plan	Earnings	Income	Equity
Balances at December 31, 2002	$42,363	$9,729	$(995)	$32,578	$1,832	$85,507
Net Income				5,251		5,251
Change in unrealized gain on securities available for sale, net of deferred income taxes					(11)	(11)

Comprehensive income						5,240
Cash dividends declared on common stock				(2,720)		(2,720)
Common stock issued for stock options exercised	250	245				495
Common stock acquired			(90)			(90)

Balances at June 30, 2003	$42,613	$9,974	$(1,085)	$35,109	$1,821	$88,432

Balances at December 31, 2003	$42,745	$10,205	$(1,101)	$35,702	$1,009	$88,560
Net Income				4,389		4,389
Change in unrealized gain on securities available for sale, net of deferred income taxes					(1,209)	(1,209)

Comprehensive income						3,180
Cash dividends declared on common stock				(2,742)		(2,742)
Common stock issued for stock options exercised	251	394				645
Common stock acquired	(99)	(202)	(73)			(374)

Balances at June 30, 2004	$42,897	$10,397	$(1,174)	$37,349	$(200)	$89,269

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30
	2004	2003
Cash Flow from Operating Activities
Net Income	$4,389	$5,251
Adjustments to reconcile net income to net cash:
Depreciation and amortization	1,007	877
Securities premium amortization and discount accretion, net	55	38
(Increase) decrease in loans held for sale	3,742	(4,901)
Deferred income taxes	(40)	(13)
Increase in income taxes payable	(200)	196
Increase in income earned but not received	65	186
Increase (decrease) in interest accrued but not paid	(26)	(18)
Net decrease in other assets	35	(346)
Net increase in other liabilities	56	(117)
Provision for loan losses	1,292	1,074
Gain on sale of premises and equipment	(12)	(31)

Net cash provided by operating activities	10,363	2,196

Cash Flow From Investing Activities
Purchases of securities held to maturity	(4,180)	0
Proceeds from maturities of securities held to maturity	2,517	3,603
Purchases of securities available for sale	(37,746)	(35,030)
Proceeds from maturities of securities available for sale	34,315	26,765
Net increase in loans made to customers	(29,059)	(24,576)
Purchases of premises and equipment	(2,954)	(1,653)
Proceeds from sale of premises and equipment	26	47
Net (increase) decrease in federal funds sold	7,118	(1,666)

Net cash used by investing activities	(29,963)	(32,510)

Cash Flow from Financing Activities
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	10,054	22,778
Net increase in time deposits	2,475	22,565
Net increase (decrease) in securities sold under agreements to repurchase	(898)	(461)
Proceeds from long-term debt	54,000	0
Payments on long-term debt	(34,000)	(5,000)
Dividends paid	(2,742)	(2,720)
Proceeds from issuance of common stock	645	495
Common stock acquired	(374)	(90)

Net cash provided by financing activities	29,160	37,567

Increase (decrease) in cash and cash equivalents	9,560	7,253
Cash and cash equivalents at the beginning of the period	38,685	47,072

Cash and cash equivalents at the end of the period	$48,245	$54,325

Supplemental Disclosures of Cash Flow Information
Cash paid during the years for:
Interest	$4,903	$6,036
Income Taxes	2,435	2,900

Supplemental Disclosures of Noncash Transactions
Transfer of loans to other real estate owned	$1,419	$1,040
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	(1,968)	(18)
Change in deferred income taxes	759	7
Change in shareholders’ equity	(1,209)	(11)

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2004 and 2003

Note 1. Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

LSB Bancshares, Inc. (sometimes referred to herein as “Bancshares” or the “Corporation”)is a bank holding company headquartered in Lexington, North Carolina. Bancshares principal business is providing banking and other financial services through its banking subsidiary, Lexington State Bank (“LSB or the Bank”). LSB has two wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. and LSB Investment Services, Inc. LSB offers a complete array of services in commercial banking including accepting deposits, corporate cash management, discount brokerage, IRA plans, secured and unsecured loans and trust functions through twenty-seven offices in seventeen communities located in Davidson, Forsyth, Stokes, Guilford and Randolph counties. LSB also operates a mortgage production office in Wake County. Peoples Finance offers secured and unsecured loans to individuals up to a maximum of $10,000 as well as dealer originated loans. LSB Investment Services offers products through UVEST Investment Services, an independent broker-dealer. Investments are neither deposits nor obligations of LSB, nor are they guaranteed or insured by any depository institution, the FDIC, or any other government agency.

For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2004 (SEC File No. 000-11448)(the “Form 10-K”).

Note 2. Investment Securities

The valuations of investment securities as of June 30, 2004 and December 31, 2003 were as follows (in thousands):

	June 30, 2004
				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities held to maturity:
U.S. Treasury and other U.S. government agency obligations	$1,000	$6	$0	$1,006
State, county and municipal securities	29,740	1,038	242	30,536

Total securities held to maturity	$30,740	$1,044	$242	$31,542

				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Treasury and other U.S. government agency obligations	$86,136	$799	$1,049	$85,886
State, county and municipal securities	3,111	34	109	3,036
Federal Home Loan Bank stock	4,500	0	0	4,500

Total securities available for sale	$93,747	$833	$1,158	$93,422

	December 31, 2003
				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities held to maturity:
U.S. Treasury and other U.S. government agency obligations	$1,000	$31	$0	$1,031
State, county and municipal securities	28,078	1,604	2	29,680

Total securities held to maturity	$29,078	$1,635	$2	$30,711

				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Treasury and other U.S. government agency obligations	$85,020	$1,622	$45	$86,597
State, county and municipal securities	1,851	65	0	1,916
Federal Home Loan Bank stock	3,500	0	0	3,500

Total securities available for sale	$90,371	$1,687	$45	$92,013

No investment securities were sold during the period ending June 30, 2004.

Investment securities with amortized cost of $80,195,000 and $81,004,555, as of June 30, 2004 and December 31, 2003, respectively, were pledged to secure public deposits and for other purposes. The Bank also has a $20,000,000 irrevocable letter of credit with Federal Home Loan Bank (“FHLB”) that is used in lieu of securities to pledge against public deposits.

Note 3. Loans (Table in thousands)

A summary of consolidated loans follows:

	June 30
	2004	2003
Commercial, financial, & agricultural	$286,777	$285,473
Real estate — construction	45,800	40,700
Real estate — mortgage	295,310	284,996
Installment loans to individuals	56,477	56,680
Lease financing	886	572
Other	2,486	5,970

Total loans, net of unearned income	$687,736	$674,391

The Corporation generally considers loans to be impaired when future payments of principal and interest are in doubt. Included in impaired loans are loans that are consistently past due, loans 90 days or more past due and nonaccrual loans. Interest income on impaired loans is recognized consistent with the Corporation’s income recognition policy of daily accrual of income until the loan is determined to be uncollectible and placed in a nonaccrual status. For all impaired loans other than nonaccrual loans, interest income totaling $92,385 for the period was recorded on an accrual basis. Interest income on nonaccrual loans is recognized on a cash basis. No interest has been collected during the period on nonaccrual loans since being placed in a nonaccrual status. Interest income on nonaccrual loans that would have been recorded in accordance with the original terms of the notes was $189,831.

At June 30, 2004, the total investment in loans that are considered impaired was $7,784,000, including nonaccrual loans of $1,633,000. A related valuation allowance of $2,252,000 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended June 30, 2004 was approximately $7,227,000.

At June 30, 2004, loans totaling $ 17,341,000 were held for sale stated at the lower of cost or market on an individual loan basis.

Note 4. Reserve for Loan Losses (in thousands)

The following sets forth the analysis of the consolidated reserve for loan losses:

	Six Months Ended
	June 30
	2004	2003
Balances at beginning of periods	$7,846	$7,282
Provision for loan losses	1,292	1,074
Recoveries of amounts previously charged off	538	129
Loan losses	(1,564)	(761)

Balances at end of periods	$8,112	$7,724

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

In July 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“SOX”). The purpose of SOX is to increase the reliability of financial statements issued by public companies. SOX does this by increasing the number of independent parties responsible for the issuance of the statements, by increasing the independence of those already involved in the process and by the imposition of sanctions for those in violation of accounting and reporting rules. Bancshares intends to fully comply with SOX and is currently determining the costs related to comply with SOX.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires the recognition of a liability at fair value upon issuance of certain guarantees, including standby letters of credit. FIN 45 is effective for guarantees issued after December 31, 2002. Bancshares determined, if adopted, FIN 45 would have an immaterial effect on its financial position and operating results.

Note 6. Stock Compensation Plans

Bancshares had three stock-based compensation plans at June 30, 2004, accounted for under Accounting Principles Board Opinion Number 25, under which no compensation cost has been recognized. A new equity compensation plan was approved at the Annual Shareholders’ Meeting on April 21, 2004. This plan will replace all existing equity plans and any future equity compensation grants will be made under this new plan. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards Nos. 123 and 148, Bancshares’ net income and earnings per share would have been reduced to the following pro forma amounts:

	3 Months Ended June 30		6 Months Ended June 30
	2004	2003	2004	2003
Net income, as reported	$2,236	$2,697	$4,389	$5,251
(In thousands)

Less, total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (In thousands)	81	77	149	169

Pro Forma Net Income (In thousands)	$2,155	$2,620	$4,240	$5,082

Earnings Per Share:

Basic — as reported	$0.26	$0.32	$0.51	$0.62

Basic — pro forma	$0.25	$0.31	$0.49	$0.60

Diluted — as reported	$0.26	$0.31	$0.51	$0.61

Diluted — pro forma	$0.25	$0.31	$0.49	$0.59

Note 7. Pension and Postretirement Medical Benefit Expenses

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	Pension Benefits		Retiree Medical
	Six Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Service cost	$387	$304	$18	$16
Interest cost	363	332	26	25
Expected return on plan assets	(332)	(277)	0	0
Amortization of prior service cost	33	33	6	5
Amortization of loss	95	96	6	5

Net periodic benefit cost	$546	$488	$56	$51

	Pension Benefits		Retiree Medical
	Three Months Ended		Three Months Ended
	June 30		June 30
	2004	2003	2004	2003
Service cost	$218	$152	$9	$8
Interest cost	178	166	13	13
Expected return on plan assets	(174)	(139)	0	0
Amortization of prior service cost	16	17	3	2
Amortization of loss	44	48	3	3

Net periodic benefit cost	$282	$244	$28	$26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operation for Bancshares and its wholly owned subsidiary, LSB for the six months ended June 30, 2004 and 2003. The consolidated financial statements also include the accounts and results of operation of LSB’s wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. (“Peoples Finance”) and LSB Investment Services, Inc. (“LSB Investment Services”). This discussion and analysis is intended to complement the unaudited financial statements, footnotes and supplemental financial data in this Form 10-Q, and should be read in conjunction therewith.

This report contains certain forward-looking statements related to anticipated future operating and financial performance, and other similar statements of expectations. These forward-looking statements are often identified by words such as “believes”, “anticipates”, “expects” or other similar words or phrases. These forward-looking statements are based on estimates, beliefs and assumptions made by management and are not guarantees of future performance. Actual results may differ from those expressed or implied as the result of various factors, including: (1) the strength of the United States economy generally and the strength of the local economies in which Bancshares conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Bancshares’ loan portfolio and allowance for loan losses; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Bancshares’ capital markets and capital management activities, including, without limitation, Bancshares’ private equity investment activities and brokerage activities; (5) the timely development of competitive new products and services by Bancshares and the acceptance of these products and services by new and existing customers; (6) the willingness of customers to accept third party products marketed by Bancshares; (7) the willingness of customers to substitute competitors’ products and services for Bancshares’ products and services and vice versa; (8) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking and securities); (9) technological changes; (10) changes in consumer spending and saving habits; (11) the effect of corporate restructurings, acquisitions and/or dispositions, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (12) the growth and profitability of Bancshares’ noninterest or fee income being less than expected; (13) unanticipated regulatory or judicial proceedings; (14) the impact of changes in accounting policies by the SEC or other regulatory agencies; (15) adverse changes in financial performance and/or condition of Bancshares’ borrowers which could impact repayment of such borrowers’ outstanding loans; and (16) Bancshares’ success at managing the risks involved in the foregoing. Bancshares cautions that the foregoing list of important factors is not exclusive. Bancshares does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Bancshares.

Introduction

Bancshares is a bank holding company headquartered in Lexington, North Carolina. Its principal assets are all of the outstanding shares of common stock of its commercial bank subsidiary, LSB. Founded in 1949, LSB operates as a North Carolina chartered commercial bank serving customers through twenty-seven offices in seventeen communities located in Davidson, Forsyth, Stokes, Guilford and Randolph counties in North Carolina. Bancshares has expanded its operations through the opening of a mortgage loan production office in the Raleigh-Durham area of North Carolina. LSB has also announced plans to modernize and consolidate its branch network in Lexington in order to better serve its customers. This will be accomplished through the closing of one office and the consolidation of two other offices into existing branches. LSB also plans to open an express drive thru in the third quarter of 2004 as part of its branch modernization plan. Through LSB and LSB’s two non-bank subsidiaries, Bancshares provides a wide range of financial services to individuals and corporate customers.

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

LSB (and Bancshares as its holding company) faces competition in both the attraction of deposit accounts and in the origination of mortgage, commercial, and consumer loans. Its most direct competition for deposits has historically derived from other commercial banks located in and around the counties in which it maintains banking offices. LSB also competes for deposits and investments in money market instruments and mutual funds with both regional and super-regional banks. LSB competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Its competition for loans also comes principally from other commercial banks, including offices of regional and super-regional banks, located in and around the counties in which it maintains banking offices. Competition for deposits and loans is likely to continue to increase as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Recent legislation permits affiliation among banks, securities firms and insurance companies, and further legislation will likely continue to change the competitive environment in which Bancshares does business.

The following discussion and analysis is presented on a consolidated basis and focuses on the major components of Bancshares’ operations and significant changes in its results of operations for the periods presented. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Form 10-K.

Critical Accounting Policies

The accounting and reporting policies of the Bank and its subsidiaries comply with generally accepted accounting principles in the United States and conform to standards within the industry. The allowance for loan and lease losses policy is particularly critical, as it requires the most subjective and complex judgments from senior management. Management considers several factors in determining the allowance for loan and lease losses. These include economic conditions, advice of regulators, historical experience and factors affecting particular borrowers. Changes in the assumptions of these policies could result in a significant impact on the Bank’s financial statements. For further information, see the Asset Quality and Provision for Loan Losses section herein.

Bancshares offers pension and postretirement benefit plans to employees. The calculation of obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions. Actuarial valuations and the determination of future market values of plan assets are subject to management judgment and may differ significantly if different assumptions are used. For further information, see Note 7. Pension and Postretirement Medical Benefit Expenses herein.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net Interest Income

The primary source of earnings for the Corporation is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.

Net interest income for the second quarter of 2004 of $9.647 million was down

$463,000 or 4.6% compared to $10.110 million for the second quarter of 2003. Lower net interest income for the second quarter of 2004 was largely attributable to a decline in the net interest margin and relatively flat average earning assets year-over-year. Total interest income of $12.067 million for the second quarter of 2004 was down $982,000 or 7.5% compared to $13.049 million for the second quarter of 2003. Total interest expense of $2.420 million for the second quarter of 2004 was down $519,000 or 17.7% compared to $2.939 million for the comparable period in 2003. The net interest margin for the second quarter of 2004 was 4.80% compared to 5.00% for the second quarter of 2003. While this was a decline year-over-year, the net interest margin posted an improvement quarter-over-quarter of seven basis points. On July 1, 2004 the prime interest rate increased 25 basis points to 4.25% as the result of an interest rate increase by the Federal Reserve. While the change did not have an effect on the Bank’s net interest margin in the second quarter of 2004, it could have an impact on margins in the third quarter.

Noninterest Income and Expense

Noninterest income, net of a one-time gain of $292,000 on the sale of property that had been classified as other real estate owned, was relatively flat compared to the corresponding period in 2003. Deposit account fee income for the second quarter of 2004 was up $119,000 or 6.9% compared to the second quarter of 2003. The decline in mortgage loan refinancing that began in the first quarter of 2004 continued through the second quarter as well. For the second quarter of 2004, income from the gain on sales of mortgages of $147,000 was down $232,000 or 61.2% from $379,000 for the second quarter of 2003. Other operating income included the one-time gain on the sale of other real estate. Excluding this gain, other operating income was flat for the periods being compared. Within the other operating income category, fee income from the bankcard division increased 52,000 or 8.8% for the second quarter of 2004 compared to the second quarter of 2003. Income from the trust department increased $46,000 or 40.6% in the second quarter of 2004 compared to the corresponding period of 2003. Commissions generated by LSB Investment Services for the second quarter of 2004 decreased $104,000 or 24.2% compared to the second quarter of 2003. LSB Investment Services generates commission income from the sale of noninsured investment funds.

Noninterest expense increased $159,000 or 1.7% for the second quarter of 2004 compared to the second quarter of 2003. Personnel expense for the period ended June 30, 2004, comprised of salaries and fringe benefits decreased $337,000 or 6.4% compared to the second quarter of 2003. Normal increases in compensation for the second quarter of 2004 were overshadowed by reduced personnel expense related to mortgage production. This was the result of mortgage loan refinancing activity that began to slow in the first quarter and continued to slow into the second quarter. The increase for the second quarter of 2004 in occupancy expense was $26,000 or 6.6% compared to the second quarter of 2003. Equipment depreciation and maintenance expense increased $55,000 or 11.0% during the same period. Other operating expense increased $415,000 or 13.3% for the second quarter of 2004 compared to the second quarter of 2003. Within the other operating expense category, automated processing expenses increased $90,000 or 16.9% for the second quarter of 2004 compared to the corresponding quarter of 2003. Expenses for the bankcard division decreased slightly the second quarter of 2004 compared to the second quarter of 2003. Legal and professional expense increased $118,000 or 27.5% for the second quarter of 2004 compared to the second quarter of 2003. Much of this increase is directly attributable to the expenses related to SOX. Marketing expense increased $133,000 or 56.3% in the second quarter of 2004 compared to the corresponding period of 2003 as emphasis was placed on market branding and product promotion. Expenses of LSB Investment Services for the second quarter of 2004 decreased slightly compared to the corresponding period in 2003. Expenses incurred by LSB Investment Services are in connection with the operations of its business of selling mutual funds, annuities and equities.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net Interest Income

Net interest income for the first six months of 2004 of $19.081 million was down $859,000 or 4.3% compared to $19.940 million for the first six months of 2003. Lower net interest income was largely attributable to a decline in the net interest margin, reduced mortgage-financing activity and earning assets that were slightly lower than the previous year. Total interest income for the first half of 2004 of $23.958 million was down $2.000 million or 7.7% compared to $25.958 million for the first half of 2003. Total interest expense of $4.877 million for the first half of 2004 was down $1.141 million or 19.0% compared to $6.018 million for the first half of

2003. Loan growth in the first half of 2004 increased $24.291 million or 3.7% compared to December 31, 2003 and $13.345 million or 2.0% compared to June 30, 2003.

While there was some increased loan demand in the second quarter of 2004 it was modest and to some extent offset by the pace of mortgage refinancing activity. For the period ended June 30, 2004 total deposits had increased $12.528 million or 1.8% from December 31, 2003 but were still $26.794 million or 3.6% below the June 30, 2003 level. The comparison of deposits for the periods presented is to some degree affected by a surge in time deposits that took place in early to mid-2003. Demand deposits were up $7.111 million or 8.6% compared to December 31, 2003 but down $12.099 million or 11.9% compared to June 30, 2003. Savings, NOW and money market deposits increased $2.941 or 0.7% compared to December 31, 2003 and $12.690 million or 3.2% compared to June 30, 2003. Certificate of deposit growth was mixed for the first half of 2004. Certificates of deposit under $100,000 decreased $6.794 million or 5.4% compared to December 31, 2003 and $17.162 million or 12.6% compared to June 30, 2003. Certificates of deposit over $100,000 at June 30, 2004 were up $9.270 million or 11.3% compared to December 31, 2003 but had decreased $10.223 million or 10.0% compared to June 30, 2003.

Noninterest Income and Expense

Noninterest income for the first six months of 2004, net of a one-time gain on the sale of property that had been classified as other real estate, was relatively flat. Deposit account fee income increased $183,000 or 5.5% for the first six months of 2004 compared to the first six months of 2003. Mortgage loan refinancing activity was much slower in the first half of 2004 compared to the corresponding period of 2003. For the first six months of 2004 income from the gain on sales of mortgages of $257,000 was down $480,000 or 65.1% from $737,000 for the first six months of 2003. Other operating income included the one-time gain on the sale of other real estate. Excluding this gain, other operating income increased $186,000 or 6.2% for the first six months of 2004 compared to the first six months of 2003. Within the other operating income category, fee income from the bankcard division increased $108,000 or 9.5% for the first half of 2004 compared to the first half of 2003. Income from the trust department increased $68,000 or 27.6% for the first half of 2004 compared to the first half of 2003. Commissions generated by LSB Investment Services for the first six months of 2004 decreased $42,000 or 5.7% compared to the corresponding period of 2003. LSB Investment Services generates commission income from the sale of noninsured investment funds.

Noninterest expense increased $506,000 or 2.8% in the first six months of 2004 compared to the first six months of 2003. Personnel expense for the six month period ended June 30, 2004, comprised of salaries and fringe benefits, decreased $206,000 or 2.0% compared to the corresponding period of 2003. Normal increases in compensation for the first half of 2004 were overshadowed by reduced personnel expense related to mortgage production. This was the result of lower mortgage loan refinancing activity during the first half of 2004 as compared to the first half of 2003. Occupancy expense increased $102,000 or 13.1% in the first half of 2004 compared to the first half of 2003. Equipment depreciation and maintenance expense increased $119,000 or 12.2% during the same period. Other operating expense increased $491,000 or 8.2% for the first six months of 2004 compared to the same period of 2003. Within the other operating expense category, automated processing expenses were up $208,000 or 20.9% from the corresponding period of 2003. Some of this increase is attributable to improved systems, which is expected to improve customer service and processing. Marketing expense increased $51,000 or 11.0% for the first half of 2004 over the same period in 2003 as emphasis was placed on market branding and product promotion. Legal and professional expense increased $193,000 or 24.3% in the first half of 2004 compared to the same period in 2003. Much of this increase is directly attributable to the expenses related to SOX.

Asset Quality and Provision for Loan Losses

At June 30, 2004 loan loss reserves were $8.112 million or 1.18% of loans outstanding compared to $7.846 million or 1.18% of loans outstanding at December 31, 2003 and $7.724 million or 1.15% at June 30, 2003. Non-performing assets (including loans over 90 days past due and still accruing) totaled $5.985 million or 0.66% of total assets at June 30, 2004 compared to $5.815 million or 0.67% of total assets at December 31, 2003 and $6.673 million or 0.75% of total assets at June 30, 2003. Non-performing assets include nonaccrual loans, restructured loans, other real estate acquired through foreclosure and accruing loans ninety days or more past due. Nonaccrual loans at June 30, 2004 decreased slightly to $1.633 million from $1.754 million at December 31, 2003 compared to $576,000 at June 30, 2003. As of June 30, 2004, LSB had restructured loans totaling $1.000 million down from $1.135 million at

December 31, 2003 and up compared to $245,000 at June 30, 2003. Properties held in the other real estate category at June 30, 2004 totaled $1.300 million, which was down from $1.742 million at December 31, 2003 and $1.968 million at June 30, 2003. Accruing loans past due 90 days or more of $2.052 million at June 30, 2004 were up from $1.184 million at December 31, 2003 but below the $3.884 million at June 30, 2003. The accrual of interest is generally discontinued on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest can be assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection. At June 30, 2004, the reserve for loan losses was 1.36 times non-performing assets, compared to 1.35 times at December 31, 2003 and 1.16 at June 30, 2003.

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

The provision for loan losses that was charged to operations the first six months of 2004 was $1.292 million compared to $1.074 million for the first six months of 2003. Net charge-offs for the six-month period ended June 30, 2004 were $1.026 million or .30% of average loans outstanding on an annualized basis compared to $632,000 or .19% for the six-month period ended June 30, 2003. Management continues to monitor the asset quality of the loan portfolio. Loans charged-off are recorded based upon the financial condition of the borrower and the likelihood of repayment.

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

ASSET QUALITY ANALYSIS

	Period Ended		Year Ended	Period Ended
	6/30/2004		12/31/2003	6/30/2003
RESERVE FOR LOAN LOSSES
Beginning Balance	$7,846		$7,284	$7,282
Provision for loan losses	1,292		5,215	1,074
Net (charge-off) recoveries	(1,026)		(4,653)	(632)

Ending balance	8,112		7,846	7,724

RISK ASSETS
Nonaccrual loans	$1,633		$1,754	$576
Foreclosed real estate	1,300		1,742	1,968
Restructured loans	1,000		1,135	245
Loans 90 days or more past due and still accruing	2,052		1,184	3,884

Total risk assets	5,985		5,815	6,673
ASSET QUALITY RATIOS
Nonaccrual loans as a percentage of total loans	0.32%		0.26%	0.09%

Nonperforming assets as a percentage of:
Total assets	0.66		0.67	0.75
Loans plus foreclosed property	0.87		0.87	0.99
Net charge-offs as a percentage of average loans	0.30	*	0.53	0.19	*
Reserve for loan losses as a percentage of loans	1.18		1.18	1.15
Ratio of reserve for loan losses to:
Net charge-offs	3.95	*	1.69	6.11	*
Nonaccrual loans	4.97		4.47	13.41

* Denotes Annualized

Income Taxes

Accrued income taxes applicable to income for the six-month period ended June 30, 2004 were $2.073 million compared to $2.613 million for the six-month period ended June 30, 2003. Pretax income for the first six months of 2004 of $6.462 million was down compared to $7.864 million for the first six months of 2003. The decrease in accrued taxes for the period ended June 30, 2004 is primarily due to the lower taxable income. During 2003, the Bank purchased an investment tax credit partnership interest for $540,000. The partnership is expected to yield $1.000 million in tax credits over the years 2003 to 2009. Actual credits applied to the six month period ended June 30, 2004 were $94,000. Bancshares accounts for tax credits using the flow-through method, thereby reducing income tax expense in the year in which the credits were received.

Capital Resources and Shareholders’ Equity

Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off-balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders’ equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the reserve for loan losses and certain long-term debt. At June 30, 2004 based on these measures, Bancshares’ had a Tier 1 capital ratio of 12.63% compared to the regulatory requirement of 4% and total capital ratio of 13.78% compared to an 8% regulatory requirement.

Additional regulatory capital measures include the Tier 1 leverage ratio. The Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At June 30, 2004, Bancshares’ Tier 1 leverage ratio was 10.06%.

The Board has authorized a repurchase program for shares of its common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. The repurchase plan is intended to help Bancshares achieve its goal of building shareholder value and maintaining appropriate capital levels. The following table shows a breakdown of the shares that have been repurchased under the plan during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total # of Shares
	Total # of	Average	Purchased as Part	Maximum # of Shares
	Shares	Price	of Publicly Announced	that May Yet Be Purchased
Month	Purchased	Per Share	Programs or Plans	Under the Plans or Programs
April 1-April 30	0		423,781	476,219
May 1-May 31	9,700	15.0996	433,481	466,519
June 1-June 30	10,100	15.2646	443,581	456,419

TOTAL	19,800		443,581	456,419

Footnotes:

*	All of Bancshares’ repurchases listed in the table above were made pursuant to a publicly announced share repurchase program.

**	The plan was originally announced in August 1999 with extensions approved in November 1998 and May 2004.

***	The original plan authorized 300,000 shares as have each of the extensions.

****	The plan will expire on May 31, 2006.

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

Based upon its view of existing and expected market conditions, the ALCO Committee adopts balance sheet strategies intended to optimize net interest income to the extent possible while minimizing the risk associated with unanticipated changes in interest rates. Core deposits have historically been the primary funding sources for asset growth. Correspondent relationships have been maintained with several large banks in order to have access to federal funds purchases when needed. The Bank also has available lines of credit maintained with the FHLB that can be used for funding and/or liquidity needs. The Bank has a $20 million irrevocable letter of credit with FHLB that is used in lieu of securities to pledge against public deposits. The Bank also has a retail CD brokerage agreement, which provides an additional source for liquidity or funding needs.

To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and interest-sensitive liabilities. The Bank uses an asset/liability simulation model to produce a gap analysis. The simulation model computes projected runoff of deposits that do not have contractual maturity dates. On June 30,2004, the gap between interest-sensitive assets and interest-sensitive liabilities was a positive $251,271,000 or 1.87. Under current economic conditions, management believes that is an acceptable ratio.

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

Bancshares’ market risk arises primarily from the interest rate risk inherent in its lending and deposit-taking activities. The structure of Bancshares’ loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. Bancshares’ does not maintain a trading account nor is it subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with the ALCO Committee, which is appointed by Bancshares’ Board of Directors. The ALCO Committee meets on a regular basis to review interest rate risk exposure and liquidity positions. Balance sheet management and funding strategies are reviewed to ensure that any potential impact on earnings and liquidity, resulting from a fluctuation in interest rates is within acceptable standards.

Item 4. Controls and Procedures

As of the end of the period covered by this report, Bancshares has evaluated, under the supervision and with the participation of Bancshares’ management, including Bancshares’ Chief Executive Officer and Chief Financial Officer, the effectiveness of Bancshares’ disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, Bancshares’s Chief Executive Officer and Chief Financial Officer have concluded that Bancshares’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Bancshares in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC.

During the quarterly period covered by this report, there has been no change in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, Bancshares’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The “Issuer Purchases of Equity Securities” table is hereby incorporated by reference to the “Capital Resources and Shareholders’ Equity section in Part I, Item 2 hereof.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Bancshares held its Annual Meeting of Shareholders on April 21, 2004. Proxies were solicited in connection with the Annual Meeting in accordance with Regulation 14 under the Exchange Act pursuant to a Proxy Statement dated March 18, 2004, filed by Bancshares with the SEC on March 16, 2004 (SEC File No. 000-11448) (the “Proxy Statement”).

At the Annual Meeting, the shareholders of Bancshares (i) elected four members to Bancshares’ Board of Directors, (ii) adopted the LSB Bancshares, Inc. Comprehensive Equity Compensation Plan for Directors and Employees and (iii) ratified the appointment of Turlington and Company LLP to conduct the independent audit for the year 2004, each as more fully described in the Proxy Statement. Of the 8,550,442 shares of Bancshares’ common stock represented and entitled to vote at the Annual Meeting, the number of shares cast for, against or withheld, and the number of abstentions and broker non-votes, as to each proposal are set forth below:

1. Election of Directors.

	For	Withheld
Michael S. Albert	6,212,736	125,853
Walter A. Hill, Sr.	6,200,021	138,567
Robert B. Smith, Jr.	6,183,379	155,209
John W. Thomas III	6,226,884	111,705

2. Proposal to adopt LSB Bancshares, Inc. Comprehensive Equity Compensation Plan for Directors and Employees.

For	Against	Abstentions	Non-Votes
4,130,765	633,280	110,240	1,464,303

3. Ratification of appointment of Turlington and Company LLP, CPAs, to conduct the independent audit for the year 2004:

For	Against	Abstentions
6,210,845	100,720	27,024

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit 3.1 Articles of Incorporation of Bancshares, as amended, incorporated by reference to Exhibit 4.1 of Bancshares’ Registration Statement on Form S-8 filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

Exhibit 3.2 Bylaws of Bancshares, as amended, incorporated by reference to Exhibit 3.2 of Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the SEC on March 28, 1996.

Exhibit 4 Rights Agreement dated as of February 10, 1998 by and between Bancshares and Wachovia Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 1 of Bancshares’ Registration Statement on Form 8-A filed with the SEC on March 6, 1998 (SEC File No. 000-11448).

Exhibit 10 LSB Bancshares, Inc. Comprehensive Equity Compensation Plan for Directors and Employees, incorporated by reference to Appendix VI of Bancshares’ Proxy Statement on Schedule 14A filed with the SEC on March 16, 2004 (SEC File No. 000-11448).

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	Reports on Form 8-K

The Corporation filed an 8-K on April 16, 2004 to report an earnings release for the three months ended March 31, 2004.

The Corporation filed an 8-K on May 20, 2004 to report an extension of its stock repurchase plan for up to an additional 300,000 shares.

The Corporation filed an 8-K on May 21, 2004 to announce the modernization and consolidation of its branch network.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date August 5, 2004	LSB BANCSHARES, INC. (Registrant)

	By:	/s/ Monty J. Oliver

	Name:	Monty J. Oliver
	Title:	Secretary and Chief Financial Officer
(Authorized Officer and Chief Accounting Officer)

Exhibit Index

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002