Form 10-Q
period 2004-09-30
LSB BANCSHARES INC /NC/
filed 2004-11-04
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No  ☐

     Indicate by check ✓ mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No  ☐

LSB Bancshares, Inc. had 8,579,468 shares of common stock outstanding as of November 3, 2004.

LSB BANCSHARES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LSB Bancshares, Inc.

Consolidated Balance Sheets
(In Thousands)

	(Unaudited)		(Unaudited)
	September 30	December 31	September 30
	2004	2003	2003
Assets
Cash and Due From Banks	$38,581	$36,418	$42,265
Interest-Bearing Bank Balances	1,222	2,267	3,113
Federal Funds Sold	20,206	25,886	15,302
Investment Securities:
Held to Maturity, Market Value $29,957, $30,711 & $38,439	28,541	29,078	36,798
Available for Sale	99,533	92,013	97,132
Loans	701,961	663,446	673,719
Less, Allowance for Loan Losses	(8,006)	(7,846)	(7,795)

Net Loans	693,955	655,600	665,924
Premises and Equipment	17,289	14,951	14,548
Other Assets	12,563	11,693	11,441

Total Assets	$911,890	$867,906	$886,523

Liabilities
Deposits:
Demand	$92,255	$82,588	$89,303
Savings, NOW and Money Market Accounts	426,496	411,322	418,391
Certificates of Deposit of less than $100,000	118,403	126,343	131,751
Certificates of Deposit of $100,000 or more	95,279	82,249	82,409

Total Deposits	732,433	702,502	721,854
Securities Sold Under Agreements to Repurchase	1,307	2,032	1,688
Borrowings from the Federal Home Loan Bank	83,000	70,000	68,000
Other Liabilities	4,955	4,812	5,791

Total Liabilities	821,695	779,346	797,333

Shareholders’ Equity
Preferred Stock, Par Value $.01 Per Share:
Authorized 10,000,000 shares; none issued	0	0	0
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,579,468 Shares in 2004 and 8,548,942 and 8,535,255 shares in 2003	42,897	42,745	42,676
Paid-In Capital	10,397	10,205	10,083
Directors’ Deferred Plan	(1,186)	(1,101)	(1,095)
Retained Earnings	37,754	35,702	36,267
Accumulated Other Comprehensive Income	333	1,009	1,259

Total Shareholders’ Equity	90,195	88,560	89,190

Total Liabilities and Shareholders’ Equity	$911,890	$867,906	$886,523

Memorandum: Standby Letters of Credit	$6,138	$4,098	$4,141

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.

Consolidated Statements of Income
(In Thousands except Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Interest Income
Interest and Fees on Loans	$11,068	$11,318	$32,510	$34,151
Interest on Investment Securities:
Taxable	853	963	2,444	3,026
Tax Exempt	370	426	1,124	1,229
Interest-Bearing Bank Balances	41	35	127	133
Federal Funds Sold	71	46	156	207

Total Interest Income	12,403	12,788	36,361	38,746

Interest Expense
Deposits	1,783	1,853	5,025	6,319
Securities Sold Under Agreements to Repurchase	1	2	6	10
Borrowings from the Federal Home Loan Bank	831	786	2,461	2,330

Total Interest Expense	2,615	2,641	7,492	8,659

Net Interest Income	9,788	10,147	28,869	30,087
Provision for Loan Losses	1,104	839	2,396	1,913

Net Interest Income After Provision for Loan Losses	8,684	9,308	26,473	28,174

Noninterest Income
Service Charges on Deposit Accounts	1,875	1,824	5,381	5,147
Gains on Sales of Mortgages	133	403	390	1,140
Other Operating Income	1,532	1,611	5,014	4,615

Total Noninterest Income	3,540	3,838	10,785	10,902

Noninterest Expense
Personnel Expense	5,026	5,376	15,135	15,691
Occupancy Expense	437	440	1,317	1,218
Equipment Depreciation and Maintenance	615	549	1,708	1,523
Other Operating Expense	3,576	2,995	10,066	8,994

Total Noninterest Expense	9,654	9,360	28,226	27,426

Income Before Income Taxes	2,570	3,786	9,032	11,650
Income Taxes	793	1,261	2,866	3,874

Net Income	$1,777	$2,525	$6,166	$7,776

Earnings Per Share:
Basic	$0.21	$0.30	$0.72	$0.91
Diluted	0.21	0.29	0.72	0.91
Weighted Average Shares Outstanding:
Basic	8,579,468	8,534,255	8,573,443	8,506,558
Diluted	8,616,515	8,613,409	8,620,923	8,575,203
Cash Dividends Declared per Share	$0.16	$0.16	$0.48	$0.48

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.

Consolidated Statements of
Changes in Shareholders’ Equity
(In Thousands)
(Unaudited)

					Accumulated
			Directors’		Other	Total
	Common	Paid-In	Deferred	Retained	Comprehensive	Shareholders’
	Stock	Capital	Plan	Earnings	Income	Equity
Balances at December 31, 2002	$42,363	$9,729	$(995)	$32,578	$1,832	$85,507
Net Income				7,776		7,776
Change in unrealized gain on securities available for sale, net of deferred income taxes					(573)	(573)

Comprehensive income						7,203
Cash dividends declared on common stock				(4,087)		(4,087)
Common stock issued for stock options exercised	313	354				667
Common stock acquired			(100)			(100)

Balances at September 30, 2003	$42,676	$10,083	$(1,095)	$36,267	$1,259	$89,190

Balances at December 31, 2003	$42,745	$10,205	$(1,101)	$35,702	$1,009	$88,560
Net Income				6,166		6,166
Change in unrealized gain on securities available for sale, net of deferred income taxes					(676)	(676)

Comprehensive income						5,490
Cash dividends declared on common stock				(4,114)		(4,114)
Common stock issued for stock options exercised	251	394				645
Common stock acquired	(99)	(202)	(85)			(386)

Balances at September 30, 2004	$42,897	$10,397	$(1,186)	$37,754	$333	$90,195

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.

Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30
	2004	2003
Cash Flow from Operating Activities
Net Income	$6,166	$7,776
Adjustments to reconcile net income to net cash:
Depreciation and amortization	1,541	1,333
Securities premium amortization and discount accretion, net	88	56
(Increase) decrease in loans held for sale	2,794	(10,892)
Deferred income taxes	(40)	(206)
Increase (decrease) in income taxes payable	(146)	321
(Increase) decrease in income earned but not received	(188)	123
Decrease in interest accrued but not paid	(68)	(243)
Net (increase) decrease in other assets	(217)	184
Net increase in other liabilities	357	436
Provision for loan losses	2,395	1,913
(Gain) loss on sale of premises and equipment	50	(31)

Net cash provided by operating activities	12,732	770

Cash Flow From Investing Activities
Purchases of securities held to maturity	(4,180)	0
Proceeds from maturities of securities held to maturity	4,713	7,232
Purchases of securities available for sale	(50,266)	(45,515)
Proceeds from maturities of securities available for sale	41,562	31,765
Net increase in loans made to customers	(43,545)	(18,681)
Purchases of premises and equipment	(3,976)	(2,413)
Proceeds from sale of premises and equipment	46	53
Net (increase) decrease in federal funds sold	5,680	(1,918)

Net cash used by investing activities	(49,966)	(29,477)

Cash Flow from Financing Activities
Net increase in demand deposits, NOW, money market and savings accounts	24,842	27,101
Net increase (decrease) in time deposits	5,090	(1,727)
Net increase (decrease) in securities sold under agreements to repurchase	(726)	159
Proceeds from long-term debt	99,000	10,000
Payments on long-term debt	(86,000)	(5,000)
Dividends paid	(4,114)	(4,087)
Proceeds from issuance of common stock	646	667
Common stock acquired	(386)	(100)

Net cash provided by financing activities	38,352	27,013

Increase (decrease) in cash and cash equivalents	1,118	(1,694)
Cash and cash equivalents at the beginning of the period	38,685	47,072

Cash and cash equivalents at the end of the period	$39,803	$45,378

	Nine Months Ended September 30
	2004	2003
Supplemental Disclosures of Cash Flow Information
Cash paid during the years for:
Interest	$7,560	$8,902
Income Taxes	3,170	4,227
Supplemental Disclosures of Noncash Transactions
Transfer of loans to other real estate owned	$1,964	$1,542
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	(1,100)	(933)
Change in deferred income taxes	424	360
Change in shareholders’ equity	(676)	(573)

Notes to consolidated financial statements are an integral part hereof.

LSB Bancshares, Inc.

Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2004 and 2003

Note 1. Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

LSB Bancshares, Inc. (sometimes referred to herein as “Bancshares” or the “Corporation”) is a bank holding company headquartered in Lexington, North Carolina. Bancshares principal business is providing banking and other financial services through its banking subsidiary, Lexington State Bank (“LSB or the Bank”). LSB has two wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. and LSB Investment Services, Inc. LSB offers a complete array of services in commercial banking including accepting deposits, corporate cash management, discount brokerage, IRA plans, secured and unsecured loans and trust functions through twenty-five offices in seventeen communities located in Davidson, Forsyth, Stokes, Guilford and Randolph counties. LSB also operates a mortgage production office in Wake County. Peoples Finance offers secured and unsecured loans to individuals up to a maximum of $10,000 as well as dealer originated loans. LSB Investment Services offers products through UVEST Investment Services, an independent broker-dealer. Investments are neither deposits nor obligations of LSB, nor are they guaranteed or insured by any depository institution, the Federal Deposit Insurance Corporation, or any other government agency.

For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2004 (SEC File No. 000-11448) (the “Form 10-K”).

Note 2. Investment Securities

The valuations of investment securities as of September 30, 2004 and December 31, 2003 were as follows (in thousands):

	September 30, 2004
				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities held to maturity:
State, county and municipal securities	$28,541	$1,424	$8	$29,957

Total securities held to maturity	$28,541	$1,424	$8	$29,957

				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Treasury and other U.S. government agency obligations	$91,739	$940	$374	$92,305
State, county and municipal securities	3,101	46	69	3,078
Federal Home Loan Bank stock	4,150	0	0	4,150

Total securities available for sale	$98,990	$986	$443	$99,533

	December 31, 2003
				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities held to maturity:
U.S. Treasury and other U.S. government agency obligations	$1,000	$31	$0	$1,031
State, county and municipal securities	28,078	1,604	2	29,680

Total securities held to maturity	$29,078	$1,635	$2	$30,711

				Approximate
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Treasury and other U.S. government agency obligations	$85,020	$1,622	$45	$86,597
State, county and municipal securities	1,851	65	0	1,916
Federal Home Loan Bank stock	3,500	0	0	3,500

Total securities available for sale	$90,371	$1,687	$45	$92,013

No investment securities were sold during the period ending September 30, 2004.

Investment securities with amortized cost of $83,931,753 and $81,004,555, as of September 30, 2004 and December 31, 2003, respectively, were pledged to secure public deposits and for other purposes. The Bank also has irrevocable letters of credit totaling $40,000,000, with the Federal Home Loan Bank (“FHLB”) including $20,000,000 that was established during the third quarter of 2004 and will expire in six months. The letters of credit are used in lieu of securities to pledge against public deposits.

Note 3. Loans (Table in thousands)

A summary of consolidated loans follows:

	September 30
	2004	2003
Commercial, financial, & agricultural	$286,297	$281,397
Real estate - construction	49,013	37,871
Real estate - mortgage	304,801	292,227
Installment loans to individuals	58,706	57,557
Lease financing	522	1,068
Other	2,622	3,599

Total loans, net of unearned income	$701,961	$673,719

Bancshares’ policy for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Corporation generally considers loans to be impaired when future payments of principal and interest are in doubt. Included in impaired loans are loans that are consistently past due, loans 90 days or more past due and all nonaccrual loans. Interest income on impaired loans is recognized consistent with the Corporation’s income recognition policy of daily accrual of income until the loan is determined to be uncollectible and placed in a nonaccrual status. For all impaired loans other than nonaccrual loans, interest income totaling $57,685 for the third quarter was recorded on an accrual basis. Interest income on nonaccrual loans is recognized on a cash basis. No interest has been collected during the third quarter on nonaccrual loans since being placed in a nonaccrual status. Interest income on nonaccrual loans that would have been recorded in accordance with the original terms of the notes was $107,347.

At September 30, 2004, the total investment in loans that are considered impaired was $6,008,000, including nonaccrual loans of $1,825,000. A related valuation allowance of $1,581,000 was determined for the total amount of impaired loans. The average recorded investment in impaired loans for the quarter ended September 30, 2004 was approximately $6,163,000.

At September 30, 2004, loans totaling $ 18,290,285 were held for sale stated at the lower of cost or market on an individual loan basis.

Note 4. Reserve for Loan Losses (in thousands)

The following sets forth the analysis of the consolidated reserve for loan losses:

	2004	2003
Balances at beginning of periods	$7,846	$7,284
Provision for loan losses	2,396	1,913
Recoveries of amounts previously charged off	625	313
Loan losses	(2,861)	(1,715)

Balances at end of periods	$8,006	$7,795

Note 5. Other Accounting Changes

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure"(SFAS 148). SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation, and stipulates additional disclosure provisions related to stock-based employee compensation. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. Bancshares adopted the disclosure provisions of SFAS 148 with no resulting material effect on its financial position or operating results.

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

In March 2004, the FASB ratified Emerging Issues Task Force 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 requires recording the impairment charge for certain investments that are other than temporarily impaired, and certain additional disclosures. Bancshares has adopted EITF 03-1 with no resulting material effect on its financial position or operating results.

Note 6. Stock Compensation Plans

Bancshares had three stock-based compensation plans at September 30, 2004, accounted for under Accounting Principles Board Opinion Number 25, under which no compensation cost has been recognized. A new equity compensation plan was approved at the Annual Shareholders’ Meeting on April 21, 2004. This plan will replace all existing equity plans and any future equity compensation grants will be made under this new plan. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards Nos. 123 and 148, Bancshares’ net income and earnings per share would have been reduced to the following pro forma amounts:

	3 Months Ended Sept 30		9 Months Ended Sept 30
	2004	2003	2004	2003
Net income, as reported (In thousands)	$1,777	$2,525	$6,166	$7,776
Less, total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (In thousands)	71	52	220	221

Pro Forma Net Income (In thousands)	$1,706	$2,473	$5,946	$7,555

Earnings Per Share:
Basic - as reported	$0.21	$0.30	$0.72	$0.91

Basic - pro forma	$0.20	$0.29	$0.69	$0.89

Diluted - as reported	$0.21	$0.29	$0.72	$0.91

Diluted - pro forma	$0.20	$0.29	$0.69	$0.88

Note 7. Pension and Postretirement Medical Benefit Expenses

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

v

	Pension Benefits		Retiree Medical
	September 30		September 30
	2004	2003	2004	2003
Service cost	$580	$456	$40	$24
Interest cost	544	497	41	37
Expected return on plan assets	(498)	(415)	0	0
Amortization of prior service cost	49	49	8	8
Amortization of loss	143	144	10	7

Net periodic benefit cost	$818	$731	$99	$76

	Pension Benefits		Retiree Medical
	Three Months Ended		Three Months Ended
	September 30		September 30
	2004	2003	2004	2003
Service cost	$193	$152	$22	$8
Interest cost	181	165	15	12
Expected return on plan assets	(166)	(138)	0	0
Amortization of prior service cost	16	16	2	3
Amortization of loss	48	48	4	2

Net periodic benefit cost	$272	$243	$43	$25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operation during the time periods required by Item 303 of Regulation S-K for Bancshares and its wholly owned subsidiary, LSB. The consolidated financial statements also include the accounts and results of operation of LSB’s wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. (“Peoples Finance”) and LSB Investment Services, Inc. (“LSB Investment Services”). This discussion and analysis is intended to complement the unaudited financial statements, footnotes and supplemental financial data in this Form 10-Q, and should be read in conjunction therewith.

This report contains certain forward-looking statements related to anticipated future operating and financial performance, and other similar statements of expectations. These forward-looking statements are often identified by words such as “believes”, “anticipates”, “expects” or other similar words or phrases. These forward-looking statements are based on estimates, beliefs and assumptions made by management and are not guarantees of future performance. Actual results may differ from those expressed or implied as the result of various factors, including: (1) the strength of the United States economy generally and the strength of the local economies in which Bancshares conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Bancshares’ loan portfolio and allowance for loan losses; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) adverse conditions in the stock market, the public debt market and other capital markets

(including changes in interest rate conditions) and the impact of such conditions on Bancshares’ capital markets and capital management activities, including, without limitation, Bancshares’ private equity investment activities and brokerage activities; (5) the timely development (or lack thereof) of competitive new products and services by Bancshares and the acceptance of these products and services by new and existing customers; (6) the willingness of customers to accept third party products marketed by Bancshares; (7) the willingness of customers to substitute competitors’ products and services for Bancshares’ products and services and vice versa; (8) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking and securities); (9) technological changes; (10) changes in consumer spending and saving habits; (11) the effect of corporate restructurings, acquisitions and/or dispositions, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (12) the growth and profitability of Bancshares’ noninterest or fee income being less than expected; (13) unanticipated regulatory or judicial proceedings; (14) the impact of changes in accounting policies by the SEC or other regulatory agencies; (15) adverse changes in financial performance and/or condition of Bancshares’ borrowers which could impact repayment of such borrowers’ outstanding loans; and (16) Bancshares’ success at managing the risks involved in the foregoing. Bancshares cautions that the foregoing list of important factors is not exclusive. Bancshares does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Bancshares.

Introduction

Bancshares is a bank holding company headquartered in Lexington, North Carolina. Its principal assets are all of the outstanding shares of common stock of its commercial bank subsidiary, LSB. Founded in 1949, LSB operates as a North Carolina chartered commercial bank serving customers through twenty-five offices in seventeen communities located in Davidson, Forsyth, Stokes, Guilford and Randolph counties in North Carolina. Bancshares has expanded its operations through the opening of a mortgage loan production office in the Raleigh-Durham area of North Carolina. In the third quarter, LSB completed the modernization and consolidation of its branch network in Lexington in order to better serve its customers. This was accomplished through the closing of one office and the consolidation of two other offices into existing branches. LSB also opened an express drive thru in the third quarter of 2004 as part of its branch modernization plan. Through LSB and LSB’s two non-bank subsidiaries, Bancshares provides a wide range of financial services to individuals and corporate customers.

Bancshares’ results of operations are dependent primarily on the results of operations of LSB and thus are dependent to a significant extent on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of interest paid on deposits and borrowings. LSB’s non-interest income has become increasingly important to its performance through fees earned by its non-bank subsidiaries, Peoples Finance and LSB Investment Services. Results of operations are also affected by Bancshares’ provision for loan losses, mortgage loan sales activities, service charges and other fee income, and noninterest expense. Bancshares’ noninterest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, professional fees, and advertising and business promotion expenses. Bancshares’ results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

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

Bancshares offers pension and postretirement benefit plans to employees. The calculation of obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions. Actuarial valuations and the determination of future market values of plan assets are subject to management judgment and may differ significantly if different assumptions are used. For further information, see Note 7. to the Consolidated Financial Statements, “Pension and Postretirement Medical Benefit Expenses” provided herein.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net Interest Income

The primary source of earnings for the Corporation is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.

Net interest income for the third quarter of 2004 of $9.788 million was down $359,000 or 3.5% compared to $10.147 million for the third quarter of 2003. Declines in the net interest margin year-over-year along with relatively flat average asset growth during the period were major factors in lower net interest income. Loan demand increased modestly in the third quarter of 2004 with some growth anticipated for the fourth quarter of 2004 as well. Total interest income of $12.403 million for the third quarter of 2004 was down $385,000 or 3.0% compared to $12.788 million for the third quarter of 2003. Total interest expense of $2.615 million for the third quarter of 2004 was down $26,000 or 1.0% compared to $2.641 million for the comparable period in 2003. The net interest margin for the third quarter of 2004 was 4.76% compared to 4.95% for the third quarter of 2003. In July, the Federal Reserve increased interest rates by 25 basis points, which resulted in banks moving the prime interest rate to 4.25%. The Federal Reserve also increased interest rates twice in the third quarter of 2004, which caused banks to increase the prime interest rate to 4.75%. These changes in interest rates had little effect on the Bank’s net interest margin in the second quarter of 2004 but at least partially caused the decline in the net interest margin in the third quarter of 2004.

Noninterest Income and Expense

Noninterest income for the third quarter of 2004 of $3.540 million declined $298,000 or 7.8% compared to $3.838 million for the third quarter of 2003. This drop in noninterest income is at least partially attributable to a continued decline in mortgage loan refinancing which began in the first quarter of 2004. Income from mortgage loan refinancing for the third quarter of 2004 of $133,000 was down $270,000 or 67.0% from $403,000 for the third quarter of 2003. Deposit account fee income for the third quarter of 2004 was up $51,000 or 2.8% compared to the third quarter of 2003. Other operating income of $1.532 million for the third quarter of 2004 was down $79,000 or 4.9% compared to $1.611 million for the third quarter of 2003. Within the other operating income category, fee income for the third quarter of 2004 from the bankcard division increased a modest $24,000 or 4.0% compared to the third quarter of 2003. The increase in fee income from the bankcard division was down from the increase in the previous quarter as the economy continued to be slow. Income from the trust department increased in the current quarter, but also at a slower pace than the previous quarter. For the third quarter of 2004, trust department income increased $19,000 or 13.6% compared to the third quarter of 2003. Commissions generated by LSB Investment Services for the third quarter of 2004 decreased $48,000 or 12.4% compared to the third quarter of 2003. LSB Investment Services generates commission income from the sale of noninsured investment funds.

Noninterest expense for the third quarter of 2004 of $9.654 million increased $294,000 or 3.1% compared to $9.360 million for the third quarter of 2003. Personnel expense for the period ended September 30, 2004, comprised of salaries and fringe benefits decreased $350,000 or 6.5% compared to the third quarter of 2003. Normal increases in compensation for the third quarter of 2004 were overshadowed by reduced personnel expense. This reduction in personnel expense was largely attributable to a smaller incentive payout from mortgage production goals as the refinance market continued its decline. It can also be attributed to a small reduction in full time equivalent employees and fewer temporary staffing positions. This was the result of mortgage loan refinancing activity that began to slow in the first quarter and continued to slow through the second and third quarters. Occupancy expense in the third quarter of 2004 was virtually unchanged from the third quarter of 2003. Equipment depreciation and maintenance expense increased $66,000 or 12.0% during the same period. Other operating expense increased $581,000 or 19.4% for the third quarter of 2004 compared to the third quarter of 2003. Within the other operating expense category, automated processing expenses increased $107,000 or 21.9% for the third quarter of 2004 compared to the corresponding quarter of 2003. Expenses for the bankcard division increased slightly the third quarter of 2004 compared to the third quarter of 2003. Legal and professional expense increased $210,000 or 54.7% for the third quarter of 2004 compared to the third quarter of 2003. The majority of this increase is attributable to regulatory compliance costs associated with the Sarbanes-Oxley Act of 2002. Marketing expense increased $9,000 or 6.0% in the third quarter of 2004 compared to the corresponding period of 2003. Expenses of LSB Investment Services decreased $25,000 or 68.5% for the third quarter of 2004 compared to the corresponding period in 2003. Expenses incurred by LSB Investment Services are in connection with the operations of its business of selling mutual funds, annuities and equities.

During the third quarter of 2004, three Bank offices were consolidated into existing offices in the Lexington, North Carolina area. The consolidation of these offices resulted in the disposal of assets, which were recognized under FASB Statement 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. These disposed assets consisted mainly of signs, parking, paving and miscellaneous items. The net book value of these assets was permanently impaired and expensed at the cease-use date. The expense totaled approximately $63,000.

In addition to the cease-use expense discussed in the immediately preceding paragraph, the three consolidated offices were leased properties. The monthly lease payments for these properties total $4,098. Two of the leases expire within a short time frame. These payments are deemed insignificant and will be expensed as they are made. The third office has an additional 59 months at a lease payment of $2,276 per month. An analysis of the area leasing market indicates that the fair value of subleasing approximates the current lease payments, which would result in a net accrual of zero. Accordingly, lease payments will be expensed when paid and sublease income will be recognized when received.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net Interest Income

Net interest income for the first nine months of 2004 of $28.869 million was down $1.218 million or 4.0% compared to $30.087 million for the first nine months of 2003. Lower net interest income was largely attributable to a decline in the net interest margin; reduced mortgage-financing activity and earning assets that were relatively unchanged from the previous year. Total interest income for the first nine months of 2004 of $36.361 million was down $2.385 million or 6.2% compared to $38.746 million for the nine months of 2003. Total interest expense of $7.492 million for the first nine months of 2004 was down $1.167 million or 13.5% compared to $8.659 million for the first nine months of 2003. Loan demand increased modestly in the third quarter of 2004 with some growth anticipated for the fourth quarter of 2004 as well. For the first nine months of 2004 loan growth increased $38.515 million or 5.8% compared to December 31, 2003 and $28.242 million or 4.2% compared to September 30, 2003.

For the period ended September 30, 2004, total deposits increased $29.931 million or 4.3% from December 31, 2003 and $10.579 million or 1.5% from September 30, 2003. Demand deposits were up $9.667 million or 11.7% compared to December 31, 2003 and $2.952 million or 3.3% compared to September 30, 2003. Savings, NOW and money market deposits increased

x

$15.174 or 3.7% compared to December 31, 2003 and $8.105 million or 1.9% compared to September 30, 2003. Certificate of deposit growth was mixed for the nine months of 2004. Certificates of deposit under $100,000 decreased $7.940 million or 6.3% compared to December 31, 2003 and $13.348 million or 10.1% compared to September 30, 2003. Certificates of deposit over $100,000 at September 30, 2004 were up $13.030 million or 15.8% compared to December 31, 2003 and $12.870 million or 15.6% compared to September 30, 2003.

Noninterest Income and Expense

Noninterest income for the first nine months of 2004 of $10.785 million was down $117,000 or 1.1% compared to $10.902 million for the first nine months of 2003. The decline in noninterest income is directly attributable to the decline in mortgage loan refinancing income. For the first nine months of 2004, mortgage loan refinancing income of $390,000 was down $750,000 or 65.8% from $1.140 million for the first nine months of 2003. Deposit account fee income for the first nine months of 2004 of $5.381 million increased $234,000 or 4.5% compared to $5.147 million for the first nine months of 2003. Other operating income increased $399,000 or 8.6% for the first nine months of 2004 compared to the first nine months of 2003. Within the other operating income category, fee income from the bankcard division increased $132,000 or 7.6% for the first nine months of 2004 compared to the first nine months of 2003. Income from the trust department increased $87,000 or 22.7% for the first nine months of 2004 compared to the comparable period of 2003. Commissions generated by LSB Investment Services during the first nine months of 2004 decreased $90,000 or 8.0% compared to the corresponding period of 2003. LSB Investment Services generates commission income from the sale of noninsured investment funds.

Noninterest expense for the first nine months of 2004 of $28.226 million increased $800,000 or 2.9% compared to $27.426 million for the first nine months of 2003. Personnel expense for the nine month period ended September 30, 2004, comprised of salaries and fringe benefits, decreased $556,000 or 3.5% compared to the corresponding period of 2003. Normal increases in compensation for the first nine months of 2004 were overshadowed by reduced personnel expense, primarily related to slower mortgage production. The reasons for this decline were much the same as those stated in the prior three-month discussion, lower mortgage incentive payouts and lower FTE’s. Occupancy expense increased $99,000 or 8.1% for the first nine months of 2004 compared to the first nine months of 2003, while equipment depreciation and maintenance expense increased $185,000 or 12.1% during the same period. Other operating expense increased $1.072 million or 11.9% for the first nine months of 2004 compared to the same period of 2003. Within the other operating expense category, automated processing expenses were up $315,000 or 21.2% from the corresponding period of 2003. Some of this increase is attributable to improved item processing systems, which are expected to increase efficiencies and processing times while improving customer service. Marketing expense increased $61,000 or 9.8% for the first nine months of 2004 over the same period in 2003. Market branding and product promotion expenses were heavier in the first two quarters of 2004 resulting in this increase for the nine-month period. Legal and professional expense increased $403,000 or 34.2% for the first nine months of 2004 compared to the first nine months of 2003. A major portion of this increase is attributable to regulatory compliance costs associated with the Sarbanes-Oxley Act of 2002.

Asset Quality and Provision for Loan Losses

At September 30, 2004 loan loss reserves were $8.006 million or 1.14% of loans outstanding compared to $7.846 million or 1.18% of loans outstanding at December 31, 2003 and $7.795 million or 1.16% at September 30, 2003. Non-performing assets (including loans over 90 days past due and still accruing) totaled $5.718 million or 0.63% of total assets at September 30, 2004 compared to $5.815 million or 0.67% of total assets at December 31, 2003 and $6.232 million or 0.70% of total assets at September 30, 2003. Non-performing assets include nonaccrual loans, restructured loans, other real estate acquired through foreclosure and accruing loans ninety days or more past due. Nonaccrual loans at September 30, 2004 increased slightly to $1.825 million from $1.754 million at December 31, 2003 but were below the $2.171 million at September 30, 2003. As of September 30, 2004, LSB had restructured loans totaling $588,000 down from $1.135 million at December 31, 2003 and $1.136 million at September 30, 2003. Properties held in the other real estate category at September 30, 2004 totaled $1.577 million, which was down from $1.742 million at December 31, 2003 and up slightly from $1.550 million at September 30, 2003. Accruing loans past due 90 days or more of $1.728 million at September 30, 2004 were up from $1.184 million at December 31, 2003 and $1.375 million at September 30, 2003. The accrual of interest is generally discontinued on any loan that becomes 90 days past due as to principal or interest unless collection of both principal and interest can be assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection.

Responsibility for market risk management resides with the Bank’s Asset/Liability Management Committee (the “ALCO Committee”). The ALCO Committee monitors market conditions, interest rate trends and the economic environment in its decision-making process. Based upon its view of existing and expected market conditions, balance sheet strategies are adopted to optimize net interest income while minimizing the risks associated with unanticipated changes in interest rates.

The provision for loan losses that was charged to operations the first nine months of 2004 was $2.396 million compared to $1.913 million for the first nine months of 2003. Net charge-offs for the nine-month period ended September 30, 2004 were $2.236 million or .44% of average loans outstanding on an annualized basis compared to $1.400 million or .28% for the nine-month period ended September 30, 2003. Management continues to monitor the asset quality of the loan portfolio. Loans charged-off are recorded based upon the financial condition of the borrower and the likelihood of repayment.

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

ASSET QUALITY ANALYSIS

	Period Ended		Year Ended	Period Ended
	9/30/2004		12/31/2003	9/30/2003
RESERVE FOR LOAN LOSSES
Beginning Balance	$7,846		$7,284	$7,284
Provision for loan losses	2,396		5,215	1,913
Net (charge-off) recoveries	(2,236)		(4,653)	(1,402)

Ending balance	8,006		7,846	7,795
RISK ASSETS
Nonaccrual loans	$1,825		$1,754	$2,171
Foreclosed real estate	1,577		1,742	1,550
Restructured loans	588		1,135	1,136
Loans 90 days or more past due and still accruing	1,728		1,184	1,375

Total risk assets	5,718		5,815	6,232
ASSET QUALITY RATIOS
Nonaccrual loans as a percentage of total loans	0.26%		0.26%	0.32%
Nonperforming assets as a percentage of:
Total assets	0.63		0.67	0.70
Loans plus foreclosed property	0.81		0.87	0.92
Net charge-offs as a percentage of average loans	0.44	*	0.70	0.28	*
Reserve for loan losses as a percentage of loans	1.14		1.18	1.16
Ratio of reserve for loan losses to:
Net charge-offs	2.68	*	1.69	4.16	*
Nonaccrual loans	4.39		4.47	3.59

* Denotes Annualized

Income Taxes

Accrued income taxes applicable to income for the nine-month period ended September 30, 2004 were $2.866 million compared to $3.874 million for the nine-month period ended September 30, 2003. Pretax income for the first nine months of 2004 of $9.032 million was down $2.618 million compared to $11.650 million for the first nine months of 2003. The decrease in accrued taxes for the period ended September 30, 2004 is primarily due to the lower taxable income. During 2003, the Bank purchased an investment tax credit partnership interest for $540,000. The partnership is expected to yield $1.000 million in tax credits over the years 2003 to 2009. Actual credits applied to the nine month period ended September 30, 2004 were $141,000. Bancshares accounts for tax credits using the flow-through method, thereby reducing income tax expense in the year in which the credits were received.

Capital Resources and Shareholders’ Equity

Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off-balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders’ equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the reserve for loan losses and certain long-term debt. At September 30, 2004 based on these measures, Bancshares’ had a Tier 1 capital ratio of 11.92% compared to the regulatory minimum requirement of 4% and total capital ratio of 12.99% compared to a minimum 8% regulatory requirement.

Additional regulatory capital measures include the Tier 1 leverage ratio. The Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At September 30, 2004, Bancshares’ Tier 1 leverage ratio was 9.93%.

The Board of Directors of Bancshares has authorized a repurchase program for shares of its common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. The repurchase plan is intended to help Bancshares achieve its goal of building shareholder value and maintaining appropriate capital levels.

The following table shows a breakdown of the shares that have been repurchased under the plan during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total # of Shares
	Total # of	Average	Purchased as Part	Maximum # of Shares
	Shares	Price	of Publicly Announced	that May Yet Be Purchased
Month	Purchased	Per Share	Programs or Plans	Under the Plans or Programs
July 1-July 31	0		443,581	456,419
Aug 1-Aug 31	0		443,581	456,419
Sept 1-Sept 30	0		443,581	456,419

TOTAL	0		443,581	456,419

Footnotes:

* All of Bancshares’ repurchases listed in the table above were made pursuant to a publicly announced share repurchase program.

** The plan was originally announced in November 1998 with extensions approved in August 1999 and May 2004.

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

Based upon its view of existing and expected market conditions, the ALCO Committee adopts balance sheet strategies intended to optimize net interest income to the extent possible while minimizing the risk associated with unanticipated changes in interest rates. Core deposits have historically been the primary funding sources for asset growth. Correspondent relationships have been maintained with several large banks in order to have access to federal funds purchases when needed. The Bank also has available lines of credit maintained with the FHLB that can be used for funding and/or liquidity needs. The Bank has irrevocable letters of credit totaling $40,000,000 with the FHLB that is used in lieu of securities to pledge against public deposits. The Bank also has a retail CD brokerage agreement, which provides an additional source for liquidity or funding needs.

To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and interest-sensitive liabilities. The Bank uses an asset/liability simulation model to produce a gap analysis. The simulation model computes projected runoff of deposits that do not have contractual maturity dates. On September 30,2004, the gap between interest-sensitive assets and interest-sensitive liabilities was a positive $261,467,000 or 1.93%. Under current economic conditions, management believes that is an acceptable ratio.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          Not applicable.

Item 3. Defaults Upon Senior Securities

          Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5. Other Information

          Not applicable.

Item 6. Exhibits

Exhibit 3.2	Amended and Restated Bylaws of LSB Bancshares Inc.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date November 4, 2004	LSB BANCSHARES, INC.
(Registrant)

	By:	/s/ Monty J. Oliver

	Name:	Monty J. Oliver
	Title:	Secretary and Chief Financial Officer
(Authorized Officer and Chief Accounting Officer)

Exhibit Number

Exhibit 3.2	Amended and Restated Bylaws of LSB Bancshares Inc.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002