Form 10-K
period 2004-12-31
LSB BANCSHARES INC /NC/
filed 2005-03-11
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                              to

Commission file number 000-11448

LSB BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

North Carolina	56-1348147

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One LSB Plaza, Lexington, North Carolina	27292

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (336) 248-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $5.00 Per Share

(Title of Class)

(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     The aggregate market value of the voting stock held by nonaffiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $133,103,400.

     There were 8,582,159 shares of the registrant’s common stock outstanding as of February 23, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of shareholders to be held on April 20, 2005 are incorporated by reference into Part III of this Form 10-K.

LSB BANCSHARES, INC.
AND SUBSIDIARIES

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

PART I

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of LSB Bancshares, Inc. (“Bancshares”) including but not limited to Bancshares’ operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, or other similar statements about future events. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements involve estimates, assumptions by management, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation the potential impact of changes in interest rates, effects of future economic conditions, the effects of competition, the ability of Bancshares to continue its growth strategy, Bancshares’ dependence on management and key personnel, and legislative and regulatory changes. Additional factors that could cause actual results to differ materially from those anticipated by forward-looking statements are listed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which begins on page 13 below, and are discussed in Bancshares’ filings with the Securities and Exchange Commission, including without limitation its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K.

Item 1. Business.

REGISTRANT. Bancshares is a bank holding company incorporated on December 8, 1982 under the laws of the State of North Carolina, headquartered in Lexington, North Carolina and registered under the Federal Bank Holding Company Act of 1956, as amended (the “FBHCA”). Bancshares’ principal executive offices are located at One LSB Plaza, Lexington, North Carolina 27292. Its telephone number is (336) 248-6500.

Bancshares’ principal business is providing banking and other financial services through its banking subsidiary, Lexington State Bank (the “Bank”). Bancshares is the parent holding company of the Bank, a North Carolina chartered commercial bank. The principal assets of Bancshares are all outstanding shares of the Bank’s common stock. As part of its operations, Bancshares is not dependent upon a single customer or a few customers whose loss would have a material adverse effect on Bancshares. At December 31, 2004, Bancshares and its subsidiaries had consolidated assets of $915 million and 420 employees.

SUBSIDIARY BANK. The Bank is chartered under the laws of the State of North Carolina to engage in the business of general banking. The Bank employs 397 people. Founded in 1949, the Bank offers a complete array of services in commercial banking including accepting deposits, corporate cash management, discount brokerage, IRA plans, mortgage production, secured and unsecured loans and trust functions through twenty-six offices in seventeen communities located in Davidson, Forsyth, Stokes, Guilford, Randolph and Wake counties in North Carolina. The Bank also provides banking services through automated teller machines (“ATMs”) and cash dispensers, “LSB By Net” online banking and 24-hour “LSB By Phone” banking. The Bank operates the only independent trust department in Davidson County, providing estate planning, estate and trust administration, IRA trusts, personal investment accounts and pension and profit-sharing trusts.

NON-BANK SUBSIDIARIES. The Bank has two wholly-owned non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. (“Peoples Finance”) and LSB Investment Services, Inc. (“LSBIS”).

Peoples Finance was founded under the laws of the State of North Carolina in 1983. The Bank acquired Peoples Finance on January 1, 1984. Peoples Finance employs 12 people and operates from three offices located in Lexington, King and Archdale, North Carolina as a finance company licensed under the laws of the State of North Carolina. As a finance company, Peoples Finance offers secured and unsecured loans to individuals up to a maximum of $10,000, as well as dealer originated loans.

LSBIS was incorporated under the laws of the State of North Carolina in 1994 and began operations on December 1, 1994. It offers a full range of uninsured, nondeposit investment products, including mutual funds, annuities, stocks and bonds and insurance services. LSBIS employs 11 people and operates from the Bank’s home office, as well as offices located in Welcome, Winston-Salem, King and Wallburg, North Carolina. LSBIS offers products through Uvest Investment Services, an independent broker-dealer, which is a member of the National Association of Securities Dealers, Inc. (“NASD”) and the Securities Investor Protection Corporation (“SIPC”). Investments are neither deposits nor obligations of the Bank, nor are they guaranteed or insured by any depository institution, the Federal Deposit Insurance Corporation (“FDIC”), or any other government agency.

COMPETITION. Commercial banking in the Bank’s service area is highly competitive. The Bank and Bancshares as its holding company face competition from national and state banks, thrift institutions, credit unions, investment banking and brokerage firms, and mortgage and finance companies in the attraction of deposit accounts and in the origination of mortgage, commercial, and consumer loans. The Bank’s most direct competition for deposits has historically derived from other commercial banks located in and around the counties in which it maintains banking offices. The Bank also competes for deposits with regional and super-regional banks, money market instruments and mutual funds. The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Its competition for loans also comes principally from other commercial banks, including offices of regional and super-regional banks, located in and around the counties in which it maintains banking offices. Competition for deposits and loans is likely to continue to increase as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Recent legislation permits affiliation among banks, securities firms and insurance companies, and further legislation will likely continue to change the competitive environment in which Bancshares does business.

GENERAL HIGHLIGHTS OF BUSINESS IN 2004.

Financial Summary. Net income for 2004 was $8,380,000 or $0.97 per diluted share, compared to $8,578,000 or $1.00 per diluted share in 2003, a decrease of 3% in earnings per share. Net interest income for 2004 decreased 2% compared with net interest income for 2003, reflecting compression of Bancshares’ net interest margin. Noninterest income decreased 3% from 2003 as mortgage financing income was off 61% relative to 2003. Noninterest expense increased 3% during the same period. The provision for loan losses was $3,017,000 in 2004 compared to $5,215,000 in 2003. Nonperforming assets (including nonaccrual loans, accruing loans more than 90 days past due, renegotiated troubled debt and other real estate owned) totaled $4,111,000 at December 31, 2004, down 29% from $5,815,000 at December 31, 2003. The allowance for loan losses was $7,962,000 or 1.12% of loans, at the end of 2004, compared to $7,846,000, or 1.18% of loans, at the end of 2003. In 2004, return on average assets was 0.94% and return on average shareholders’ equity was 9.26%. As of December 31, 2004, assets increased 5%, deposits increased 3% and loans increased 7% compared to December 31, 2003. As of December 31, 2004, shareholders’ equity totaled $90,742,000, which represents an equity-to-asset ratio of 9.9%. For additional financial information, please review Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data,” which begin on page 13 and page 32 below, respectively.

Business Developments During the Last Fiscal Year. Bancshares penetrated new North Carolina markets in 2004 to better position itself for accelerated balance sheet growth. For instance, during the second quarter of 2004, Bancshares opened a full service bank branch located at 120 East Main Street in Jamestown. In addition, in the summer of 2004, Bancshares built and opened the first stand-alone drive-thru bank in Davidson County, a five-lane facility with an ATM and closed circuit television connections between customers and bank tellers, located at 500 South Main Street in Lexington.

Bancshares also took steps to improve efficiency by altering its existing markets. For example, Bancshares modernized and consolidated its Bank branch network in Lexington by expanding and renovating its Talbert Boulevard Bank facilities, closing a small limited-service South Main Street Bank office and consolidating a Bank office located in north Lexington with another Lexington office located on U.S. Highway 64 West. Bancshares closed a small loan center located at 300 East Center Street in Lexington and opened a loan production and mortgage origination office located on Spring Forest Road in Raleigh, North Carolina.

Bancshares also reorganized lending activities of the Bank. Bancshares stimulated growth in the Bank’s lending efforts by establishing an indirect lending program, which allows the Bank to provide new and used automobile financing for customers while they are still at the car dealership, and revitalizing its car dealer relationships. Bancshares also strengthened the Bank’s underwriting and collection processes by reorganizing its credit administration process into two groups: (a) Risk Management, which is principally focused on credit review and managing special assets; and (b) Commercial/Consumer Banking Services, which is principally focused on credit administration and loan operations.

Lastly, Bancshares took steps to improve internal operations and processes of the Bank. For example, the Bank recently began installing Fast Teller, which is an online teller system that will automate virtually all of the transactions of the Bank’s customers. This system will also provide data to a teller management system that will accurately measure transaction volume within specific time intervals, which will greatly improve efficiency and productivity. In 2004, the Bank installed a new item processing system that complies with the Check Clearing for the 21st Century Act (the “Check 21 Act”) and also completed a major data processing conversion, which enhances the Bank’s Internet banking services.

For additional information regarding the business of Bancshares and its subsidiaries during 2004, please review Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which begins on page 13 below.

REGULATION

General. As a bank holding company, Bancshares is subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System. The Bank is chartered by the State of North Carolina and as such is subject to supervision, examination and regulation by the Office of the Commissioner of Banks of the State of North Carolina (the “Banking Commission”). The Bank is also a member of the FDIC and is therefore subject to supervision and examination by that agency. In addition to federal and state banking laws and regulations, Bancshares and its subsidiaries are subject to other federal and state laws and regulations, and supervision and examination by other state and federal regulatory agencies, including the Securities and Exchange Commission (the “SEC”), the NASD and state securities regulators.

The following is a brief summary of some of the statutes, rules and regulations which directly or indirectly affect the operations and management of Bancshares and its subsidiaries. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of all applicable statutes or regulations. Any change in applicable laws or regulations may have a material adverse effect on Bancshares’ business and prospects.

Regulation of Bancshares. As mentioned above, Bancshares is a bank holding company within the meaning of the FBHCA. Under the FBHCA, Bancshares’ activities, and the activities of the companies which it controls or in which it holds more than five percent of the voting stock, are limited to banking or managing or controlling banks or furnishing services to or performing services for its subsidiaries, or any other activity which the Federal Reserve determines to be a proper incident to the business of banking. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking, and thus permissible for bank holding companies such as Bancshares, include (a) making or servicing loans and certain types of leases and related activities; (b) engaging in certain insurance and discount brokerage activities; (c) underwriting and dealing in government securities and certain other securities and financial instruments; (d) providing certain data processing and data transmission services; (e) acting in certain circumstances as a fiduciary or investment or financial advisor; (f) management consulting and counseling activities; (g) issuing and selling retail monetary instruments such as money orders, savings bonds and travelers’ checks and providing check printing and courier services; (h) operating trust companies and non-bank depository institutions such as savings associations; and (i) making investments in corporations or projects designed primarily to promote community welfare. Generally, a bank holding company is required to obtain prior approval from the Federal Reserve to engage in any new activity not previously approved by the Federal Reserve or to acquire more than five percent of any class of voting stock of any company or any bank which is not already majority-owned by such bank holding company.

Bancshares is also subject to the North Carolina Bank Holding Company Act of 1984 (the “NCBHCA”). As required by the NCBHCA, Bancshares, by virtue of its ownership of the Bank, has registered as a bank holding company with the Banking Commission. The NCBHCA prohibits Bancshares from acquiring or controlling certain non-bank banking institutions which have offices in North Carolina.

Regulation of the Bank. As mentioned above, the Bank is organized as a North Carolina state chartered bank subject to regulation, supervision and examination by the Federal Reserve and the Banking Commission and to regulation by the FDIC. Federal and state laws and regulations impose various requirements upon the Bank, including those related to required reserves against deposits, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches, limitations on credit to subsidiaries and other aspects of the business of such subsidiaries. The federal and state banking agencies have broad authority and discretion in connection with their supervisory and enforcement activities and examination policies, including policies involving the classification of assets and the establishment of loan loss allowances for regulatory purposes. Such actions by these regulators prohibit member banks from engaging in unsafe or unsound banking practices. The Bank is also subject to certain reserve requirements established by the Federal Reserve Board.

Other Regulations. The operations and management of Bancshares and its subsidiaries are subject to the statutes, rules and regulations briefly summarized below.

Check Clearing for the 21st Century Act. Most banks, such as the Bank, use check-imaging technology to capture digital images of the fronts and backs of checks as they are processed through high-speed check sorters. The Check 21 Act authorizes banks to replace the physical transportation of checks with an electronic transfer of check images.

The key feature of the Check 21 Act is the creation of a new negotiable instrument called a “substitute check.” A substitute check is a paper reproduction of an original check that meets certain content and format requirements imposed by the Check 21 Act. Under the Check 21 Act, banks will be able to create substitute checks from the original deposited paper checks and process them electronically under a uniform electronic processing system. All banks were required to accept substitute checks beginning October 28, 2004. However, no bank is required to create substitute checks and may continue to use the paper check clearing process instead.

Under the Check 21 Act, substitute checks are subject to all of the consumer protections granted in the Uniform Commercial Code and certain regulations promulgated by the Federal Reserve Board. The Check 21 Act also requires banks to provide a brief notice about substitute checks to customers and establishes further warranties and indemnifications to protect consumers.

Gramm-Leach Bliley Financial Modernization Act of 1999. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”) modernized the federal bank regulatory framework by allowing the consolidation of banking institutions with other types of financial services firms, subject to various restrictions and requirements. In general, the GLB Act repealed most of the federal statutory barriers which separated commercial banking firms from insurance and securities firms and authorized the consolidation of such firms in a financial services holding company.

The USA PATRIOT Act. After the September 11, 2001, terrorist attacks in New York and Washington, D.C., the United States government acted in several ways to tighten control on activities perceived to be connected to money laundering and terrorist funding by enacting the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). A series of orders were issued under the USA PATRIOT Act which identify terrorists and terrorist organizations and require the blocking of property and assets of, as well as prohibiting all transactions or dealings with, such terrorists, terrorist organizations and those that assist or sponsor them. The USA PATRIOT Act also requires each financial institution (a) to establish an anti-money laundering program; (b) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (c) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the United States Treasury Department issued regulations in cooperation with the federal banking agencies, the SEC, the Commodity Futures Trading Commission and the Department of Justice to require customer identification and verification, expand the money-laundering program requirement to the major financial services sectors, and facilitate and permit the sharing of information between law enforcement and financial institutions, as well as among the financial institutions themselves. The United States Treasury Department also has created the Treasury USA PATRIOT Act Task Force to work with other financial regulators, the regulated community, law enforcement and consumers to continually improve the regulations.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (“SOX”) comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies with equity or debt securities registered under the Exchange Act (such as Bancshares). In particular, SOX established (a) new requirements for audit committees, including independence, expertise, and responsibilities; (b) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (c) new standards for auditors and regulation of audits; (d) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (e) new and increased civil and criminal penalties for violations of the securities laws.

Various Consumer Protection Laws. In connection with its lending and leasing activities, Bancshares and its subsidiaries are subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and state law counterparts.

Federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

AVAILABLE INFORMATION. Bancshares’ Internet address is www.lsbnc.com. Bancshares makes available, free of charge, on or through its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and beneficial ownership reports on Forms 3, 4 and 5 as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC.

Item 2. Properties.

Bancshares’ principal executive offices are located at One LSB Plaza, Lexington, North Carolina 27292. This five-story office building totals 74,800 square feet and also serves as the home office of the Bank. A majority of the major staff functions are located within this office complex, which is owned by the Bank.

The Bank operates twenty-six offices and ten off-premise ATM locations. The Bank owns fourteen branches, while eleven branches, the mortgage origination office and the off-premise ATM locations are leased. The Bank’s leased properties are subject to leases that expire on various dates from February 1, 2005 to February 28, 2010. The Bank operates branches at the following locations:

ARCADIA* 3500 Old Salisbury Road Arcadia, NC 27292	ARCHDALE* 11651-D North Main Street Archdale, NC 27263	CLEMMONS* 2386 Lewisville-Clemmons Road Clemmons, NC 27012

CORPORATE OFFICE* One LSB Plaza Lexington, NC 27292	DANBURY* Highway 8 & 89, Old Walnut Cove Road Danbury, NC 27016	HIGH POINT* 200 Westchester Drive High Point, NC 27262

JAMESTOWN 120 East Main Street Jamestown, NC 27282	KERNERSVILLE* 131 East Mountain Street Kernersville, NC 27284	KING* 647 South Main Street King, NC 27021

MIDWAY* 11492 Old U.S. Highway 52 Midway, NC 27295	NATIONAL HIGHWAY* 724 National Highway Thomasville, NC 27360	PIEDMONT RETIREMENT CENTER 100 Hedrick Drive Thomasville, NC 27360

RALEIGH 805 Spring Forest Road	RANDOLPH STREET* 941 Randolph Street	REYNOLDA* 2804 Fairlawn Drive
Suite 800	Thomasville, NC 27360	Winston-Salem, NC 27106
Raleigh, NC 27609

RURAL HALL* 8055 Broad Street Winston-Salem, NC 27045	SHERWOOD PLAZA* 3384 Robinhood Road Winston-Salem, NC 27106	SOUTH LEXINGTON* 1926 Cotton Grove Road Lexington, NC 27292

STRATFORD ROAD* 161 South Stratford Road Winston-Salem, NC 27104	TALBERT BOULEVARD* 285 Talbert Boulevard Lexington, NC 27292	TYRO* 4481 Highway 150 South Tyro, NC 27295

UPTOWN EXPRESS DRIVE-THRU* 500 South Main Street Lexington, NC 27292	WALKERTOWN* 3000 Old Hollow Road Walkertown, NC 27051	WALLBURG* 10335 North NC Highway 109 Wallburg, NC 27373

WELCOME* 6123 Old US Highway 52 Welcome, NC 27374	WEST SIDE* 60 New US Highway 64 West Lexington, NC 27292

*   ATM available at this location.

Peoples Finance operates from (a) a 1,800 square foot, one-story building located at 203 East Center Street, Lexington, North Carolina 27292, which it owns; (b) a 1,200 square foot, one-story building located at 614-M South Main Street, King, North Carolina 27021, which it leases; and (c) a 1,200 square foot, one-story building located at 11246 North Main Street, Suite 306, Archdale, North Carolina 27263, which it leases.

LSBIS operates from (a) a 800 square foot space in the principal office of the Bank, which it leases; (b) a 100 square foot space in the building located at 10335 North N.C. Highway 109, Wallburg, North

Carolina 27373, which it leases; (c) a 250 square foot space in the building located at 6123 Old U.S. Highway 52, Welcome, North Carolina 27374, which it leases; (d) a 300 square foot space in the building located at 161 South Stratford Road, Winston-Salem, North Carolina 27104, which it leases; and (e) a 100 square foot space in the building located at 647 South Main Street, King, North Carolina 27021, which it leases.

Except as described herein, Bancshares, the Bank, Peoples Finance and LSBIS own all properties free and clear of encumbrances.

Item 3. Legal Proceedings.

From time to time, Bancshares and its subsidiaries are involved in litigation arising from the ordinary course of their business. As of the date of this report, neither Bancshares nor any of its subsidiaries are involved in any legal proceedings that would have a materially adverse affect on their financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of shareholders during the quarter ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Bancshares’ common stock is traded on the Nasdaq National Market® under the symbol LXBK. The following table shows the high, low and closing sales prices reported on the Nasdaq National Market® and cash dividends declared per share for the indicated periods.

		Prices		Cash Dividends
2004	High	Low	Close	Declared

Fourth Quarter	$17.60	$15.95	$16.89	$0.16
Third Quarter	16.96	15.97	16.56	0.16
Second Quarter	18.46	14.70	16.15	0.16
First Quarter	20.00	15.43	17.29	0.16

2003

Fourth Quarter	$20.00	$17.27	$17.38	$0.16
Third Quarter	19.79	16.57	18.40	0.16
Second Quarter	18.00	14.90	17.31	0.16
First Quarter	18.20	14.77	15.60	0.16

As of February 23, 2005, there were 2,802 record holders of Bancshares’ common stock.

The following table sets forth certain information regarding outstanding options and shares for future issuance under equity compensation plans as of December 31, 2004. Individual equity compensation arrangements are aggregated and included within this table. This table excludes any plan, contract or arrangement that provides for the issuance of options, warrants or other rights that are given to

Bancshares’ shareholders on a pro rata basis and any employee benefit plan that is intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code of 1986, as amended.

	Number of Shares to be	Weighted-Average Exercise
	Issued Upon Exercise of	Price of Outstanding	Number of Shares
	Outstanding Options,	Options, Warrants and	Remaining Available for
Plan Category	Warrants and Rights(1)	Rights	Future Issuance (1)

Equity Compensation Plans Approved by Shareholders	581,364	$16.3848	653,750

Equity Compensation Plans Not Approved by Shareholders	0	0	0

Total	581,364	$16.3848	653,750

(1)	After Bancshares’ shareholders approved Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees (the “Comprehensive Benefit Plan”) at their annual meeting in 2004, the previous benefit plans were terminated (except with respect to outstanding grants): (a) the 1986 Employee Incentive Stock Option Plan; (b) the 1994 Director Stock Option Plan; (c) the 1996 Omnibus Stock Incentive Plan; (d) the Annual Incentive Plan; and (e) the Amended and Restated Deferred Compensation Plan for Directors. The Comprehensive Benefit Plan is now the only plan from which the Stock Option and Compensation Committee of Bancshares’ Board of Directors (the “Compensation Committee”) awards new grants of stock options, deferred stock and other equity-based awards to directors and employees.

The Board of Directors of Bancshares has authorized a repurchase program for shares of its common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. The repurchase plan is intended to help Bancshares achieve its goal of building shareholder value and maintaining appropriate capital levels. The plan was originally announced in November 1998 with extensions approved in August 1999 and May 2004. The plan will expire on May 31, 2006. The original plan authorized 300,000 shares as have each of the extensions, for a total authorized repurchase amount of 900,000 shares. Bancshares did not repurchase any shares under the plan during the fourth quarter ended December 31, 2004.

Item 6. Selected Financial Data.

The following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and Item 8, “Financial Statements and Supplementary Data,” which begin on page 13 and page 32 below, respectively.

	Years Ended December 31
(In thousands, except per share data and ratios)	2004	2003	2002	2001	2000
SUMMARY OF OPERATIONS
Interest Income	$49,319	$50,790	$52,932	$58,607	$60,943
Interest expense	10,367	11,177	15,185	25,619	29,202

Net interest income	38,952	39,613	37,747	32,988	31,741
Provision for loan losses	3,017	5,215	2,480	1,862	2,550

Net interest income after provision for loan losses	35,935	34,398	35,267	31,126	29,191
Noninterest income	14,063	14,517	12,000	9,758	8,063
Noninterest expense	37,687	36,434	32,040	27,311	24,540

Income before income taxes	12,311	12,481	15,227	13,573	12,714
Income taxes	3,931	3,903	5,013	4,421	3,919

Net income	$8,380	$8,578	$10,214	$9,152	$8,795

Cash dividends declared	$5,490	$5,454	$5,080	$4,727	$4,729

SELECTED YEAR-END ASSETS AND LIABILITIES
Investment securities	$129,194	$121,091	$128,402	$155,337	$125,332
Loans, net of unearned income	712,185	663,446	645,548	588,364	549,065
Assets	914,988	867,906	851,793	833,327	795,570
Deposits	722,275	702,502	696,481	682,164	671,976
Shareholders’ equity	90,742	88,560	85,507	79,343	74,243

RATIOS (AVERAGES)
Net income to total assets	0.94%	0.98%	1.21%	1.13%	1.13%
Net income to shareholders’ equity	9.26	9.66	12.28	11.84	12.04
Dividend payout	65.51	63.58	49.74	51.65	53.78
Shareholders’ equity to total assets	10.15	10.11	9.87	9.56	9.41

PER SHARE DATA
Earnings per share:
Basic	$0.98	$1.01	$1.21	$1.08	$1.04
Diluted	0.97	1.00	1.20	1.08	1.03
Cash dividends declared	0.64	0.64	0.60	0.56	0.56
Book value at end of year	10.57	10.36	10.09	9.40	8.80

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data,” which begin on page 13 above and page 32 below, respectively.

The following discussion and analysis should also be read in conjunction with management’s annual report on internal control over financial reporting and the audit report of Turlington and Company, L.L.P., Bancshares’ registered public accounting firm, which begin on page 59 and page 33 below, respectively.

This report contains certain forward-looking statements related to anticipated future operating and financial performance, and other similar statements of expectations. These forward-looking statements are based on estimates, beliefs and assumptions made by management and are not guarantees of future performance. Actual results may differ from those expressed or implied as the result of various factors, including: (1) the strength of the United States economy generally and the strength of the local economies in which Bancshares conducts operations may be different than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Bancshares’ loan portfolio and allowance for loan losses; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Bancshares’ capital markets and capital management activities, including, without limitation, Bancshares’ private equity investment activities and brokerage activities; (5) the timely development of competitive new products and services by Bancshares and the acceptance of these products and services by new and existing customers; (6) the willingness of customers to accept third party products marketed by Bancshares; (7) the willingness of customers to substitute competitors’ products and services for Bancshares’ products and services and vice versa; (8) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking and securities); (9) technological changes; (10) changes in consumer spending and saving habits; (11) the effect of corporate restructurings, acquisitions and/or disposition, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (12) the growth and profitability of Bancshares’ noninterest or fee income being less than expected; (13) unanticipated regulatory or judicial proceedings; (14) the impact of changes in accounting policies by the SEC; (15) adverse changes in financial performance and/or condition of Bancshares’ borrowers which could impact repayment of such borrowers’ outstanding loans; and (16) Bancshares’ success at managing the risks involved in the foregoing. Bancshares cautions that the foregoing list of important factors is not exclusive. Bancshares does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Bancshares.

Introduction

Bancshares is a bank holding company headquartered in Lexington, North Carolina. Its principal assets are all of the outstanding shares of common stock of its commercial bank subsidiary. Founded in 1949, the Bank operates as a North Carolina chartered commercial bank serving customers through twenty-six offices in seventeen communities located in Davidson, Forsyth, Stokes, Guilford, Randolph and Wake counties in North Carolina. Bancshares expanded its operations during 2004 through the opening of a mortgage loan production office in the Raleigh-Durham area of North Carolina. In the third quarter, the Bank completed the modernization and consolidation of its branch network in Lexington in order to better serve its customers. This was accomplished through the closing of one office and the consolidation of two other offices into existing branches. Through the Bank and the Bank’s two non-bank subsidiaries, Peoples Finance and LSBIS, Bancshares provides a wide range of financial services to individuals and corporate customers.

Bancshares’ results of operations are dependent primarily on the results of operations of the Bank and thus are dependent to a significant extent on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of interest paid on deposits and borrowings. The Bank’s noninterest income has become increasingly important to its performance through fees earned by its non-bank subsidiary LSBIS. Results of operations are also affected by Bancshares’ provision for loan losses, mortgage loan sales activities, service charges and other fee income, and noninterest expense. Bancshares’ noninterest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, professional fees, and advertising and business promotion expenses. Bancshares’ results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

The Bank (and Bancshares as its holding company) faces competition in both the attraction of deposit accounts and in the origination of mortgage, commercial, and consumer loans. Its most direct competition for deposits has historically derived from other commercial banks located in and around the counties in which it maintains banking offices. The Bank also competes for deposits with both regional and super-regional banks, and money market instruments and mutual funds. The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Its competition for loans also comes principally from other commercial banks, including offices of regional and super-regional banks, located in and around the counties in which it maintains banking offices. Competition for deposits and loans is likely to continue to increase as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Recent legislation permits affiliation among banks, securities firms and insurance companies, and further legislation will likely continue to change the competitive environment in which Bancshares does business.

Critical Accounting Policies

The accounting and reporting policies of the Bank and its subsidiaries comply with generally accepted accounting principles in the United States and conform to standards within the industry. Bancshares believes that its most significant accounting policies deal with:

•	The allowance for loan loss, as it requires the most subjective and complex judgments from senior management. Management considers several factors in determining the allowance for loan loss. These include economic conditions, advice of regulators, historical experience and factors affecting particular borrowers. Changes in the assumptions of these policies could result in a significant impact on the Bank’s financial statements. For further information, see the Asset Quality and Allowance for Loan Losses section and Note 1, “Summary of Significant Accounting Policies,” in the “Notes to Consolidated Financial Statements.”

•	Pension and postretirement benefit plans to employees. The calculation of obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions. Actuarial valuations and the determination of future market values of plan assets are subject to management judgment and may differ significantly if different assumptions are used. Please refer to Note 14, “Pension and Employee Benefit Plans,” in the “Notes to Consolidated Financial Statements” for disclosures related to Bancshares’ benefits plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.

Overview

The discussion presented herein is intended to provide an overview of the financial condition, changes in financial condition and results of operations of Bancshares and its wholly-owned subsidiary, the Bank, for the years 2004, 2003 and 2002. The consolidated financial statements include the accounts and results of operations of the Bank’s wholly-owned subsidiaries, Peoples Finance and LSBIS. The intent of the discussion and analysis is to provide the reader with pertinent information about Bancshares and its subsidiaries in the areas of liquidity, capital resources, results of operation, off-balance sheet arrangements, contractual obligations, financial position, asset quality and interest sensitivity. It should be read in conjunction with the audited financial statements, notes and supplemental tables provided herein.

Results of Operations

For 2004, Bancshares reported net income of $8.380 million or $.97 per diluted share compared to $8.578 million or $1.00 per diluted share for 2003 and $10.214 million or $1.20 per diluted share for 2002. The decline in net income for the current year was the result of lower net interest income, a slight decline in noninterest income and a modest increase in noninterest expense. Lower net interest income in 2004 was largely attributable to reduced mortgage-financing activity and a decline in the net interest margin. As the economy began to improve in 2004, the Federal Reserve began a series of interest rate increases resulting in added pressure to Bancshares’ net interest margin. In July 2004, the prime interest rate was increased to 4.25% after thirteen consecutive deductions over a three-year period. That increase in the prime interest rate was followed by four more increases to end the year at 5.25%. The increase in interest rates during the second half of 2004 resulted in slower mortgage refinancing activity and reduced interest income as well as mortgage related noninterest income.

The net interest margin decreased during 2004, ending the year at 4.75% compared to 4.89% for 2003 and 4.86% for 2002. As a result, the net interest income for 2004, on a tax equivalent basis, declined $729,000 or 1.8% compared to a gain in 2003 of $1.901 million or 4.9%. Noninterest income declined $454,000 or 3.1% in 2004 compared to an increase in 2003 of $2.517 million or 21.0% compared to 2002. Noninterest expense for 2004 increased $1.253 million or 3.4% compared to $4.394 million or 13.71% for 2003. The provision for loan losses in 2004 was $3.017 million, down $2.198 million or 42.1% from 2003. Return on average assets for 2004 was 0.94% compared to 0.98% for 2003 and 1.21% in 2002. Return on average shareholders’ equity for 2004 was 9.26% compared to 9.66% in 2003 and 12.28% in 2002.

Balance sheet growth gained in all categories during 2004. Loan growth led the way with an increase in 2004 of $48.739 million or 7.3% compared to growth in 2003 of $17.898 million or 2.8%. Consolidated assets in 2004 increased $47.082 million or 5.4% compared to 2003, which increased $16.113 million or 1.9% over 2002. Deposit growth for 2004 was $19.773 million or 2.8% compared to a 2003 increase of $6.021 million or 0.9%.

Net Interest Income

Net interest income for the Bank represents the dollar amount by which income generated from earning assets exceeds its cost of funds. Net interest income is the primary source of revenue for the Bank. Interest-earning assets consist primarily of loans and investment securities. These assets are subject to credit risk and interest rate risk, which are discussed in detail in “Asset Quality and Allowance for Loan Losses.” Net interest income is affected by various factors, among which are the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned and paid on those assets and liabilities. Table 1 provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three years ended December 31, 2004, 2003 and 2002. Tax-exempt income has been adjusted to a tax equivalent basis.

Average Balances and Net Interest Income Analysis

[TABLE 1]

Fully taxable equivalent basis1(In thousands)

		2004			2003			2002
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans and leases receivable[2]	$689,034	$44,137	6.41%	$664,155	$44,837	6.75%	$607,620	$45,137	7.43%
Taxable securities	88,693	3,285	3.70	97,647	3,960	4.06	108,913	5,385	4.94
Tax exempt securities	31,437	2,120	6.74	31,849	2,289	7.19	34,143	2,324	6.81
Federal Home Loan Bank	3,996	144	3.60	3,101	114	3.68	3,165	168	5.31
Interest-bearing bank balances	2,232	32	1.43	4,349	45	1.03	5,765	91	1.58
Federal funds sold	18,741	241	1.29	23,135	253	1.09	30,754	500	1.63

Total earning assets	834,133	49,959	5.99	824,236	51,498	6.25	790,360	53,605	6.78
Non-earning assets:
Cash and due from banks	36,765			36,120			35,147
Premises and equipment	16,634			14,381			13,213
Other assets	12,202			11,276			11,376
Allowance for loan losses	(8,157)			(7,494)			(6,812)

Total assets	$891,577	$49,959		$878,519	$51,498		$843,284	$53,605

Interest-bearing liabilities:
Savings and time deposits	$629,425	$7,022	1.12%	$635,502	$8,048	1.27%	$609,568	$11,973	1.96%
Securities sold under agreements to repurchase	1,300	10	0.77	1,564	13	0.83	1,736	42	2.42
Borrowings from Federal Home Loan Bank	77,787	3,335	4.29	60,828	3,116	5.12	63,021	3,170	5.03

Total interest-bearing liabilities	708,512	10,367	1.46	697,894	11,177	1.60	674,325	15,185	2.25
Other liabilities and shareholders’ equity:
Demand deposits	87,784			86,221			80,640
Other liabilities	4,746			5,568			5,128
Shareholders’ equity	90,535			88,836			83,191

Total liabilities and shareholders’ equity	$891,577	$10,367		$878,519	$11,177		$843,284	$15,185

Net interest income and net interest margin[3]		$39,592	4.75%		$40,321	4.89%		$38,420	4.86%

Interest rate spread[4]			4.53%			4.65%			4.53%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

[2]	The average loans and leases receivable balances include non-accruing loans. Loan fees of $2,411, $3,805 and $2,845 for 2004, 2003 and 2002, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Net interest income for 2004, on a tax-equivalent basis, decreased $729,000 or 1.8% compared to an increase of $1.901 million or 4.9% for 2003. Tighter interest margins and reduced mortgage related financing in 2004 restricted the growth of net interest income compared to the previous years.

On a tax-equivalent basis, the net interest margin for 2004 declined to 4.75% compared to 4.89% for 2003 and 4.86% for 2002. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The Federal Reserve increased interest rates five times in 2004 after one reduction in interest rates in 2003 and one reduction in 2002. Normal repricing of earning assets and interest-bearing liabilities during 2004 exerted some pressure on interest margins. The net interest margin declined 14 basis points in 2004 after a gain of three basis points in 2003 and 47 basis points in 2002. In 2004, the average yield on earning assets declined by 26 basis points while the average rate on interest-bearing liabilities declined by 14 basis points. This resulted in a reduction of the interest rate spread in 2004 of 12 basis points compared to a 12 basis point gain in 2003 and a 74 basis point gain in 2002.

Average earning assets in 2004 increased $9.897 million or 1.2% compared to $33.876 million or 4.3% in 2003. Interest-bearing liabilities for 2004 increased $10.618 million or 1.5% compared to $23.569 million or 3.5% for 2003. A more detailed discussion of the volume and rate variance is provided under the sections of “Earning Assets” and “Interest-Bearing Liabilities.”

Earning Assets

Volume and Rate variance analysis distinguishes between the changes in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume variance) and changes in average interest rates (rate variance). A detailed analysis has been provided in Table 2 shown below. Any changes attributable to both volume and rate have been allocated proportionately.

Volume And Rate Variance Analysis
[TABLE 2]

		2004			2003
	Volume	Rate	Total	Volume	Rate	Total
Fully taxable equivalent basis[1] (In thousands)	Variance[2]	Variance[2]	Variance	Variance[2]	Variance[2]	Variance

Interest income:
Loans receivable	$1,628	$(2,328)	$(700)	$4,015	$(4,315)	$(300)
Taxable investment securities	(343)	(332)	(675)	(523)	(902)	(1,425)
Tax exempt investment securities	(29)	(140)	(169)	(161)	126	(35)
Federal Home Loan Bank	33	(3)	30	(3)	(51)	(54)
Interest-bearing bank balances	(27)	14	(13)	(19)	(27)	(46)
Federal funds sold	(53)	41	(12)	(106)	(141)	(247)

Total interest income	1,209	(2,748)	(1,539)	3,203	(5,310)	(2,107)

Interest expense:
Savings and time deposits	(77)	(949)	(1,026)	484	(4,409)	(3,925)
Securities sold under agreements to repurchase	(2)	(1)	(3)	(4)	(25)	(29)
Borrowings from Federal Home Loan Bank	777	(558)	219	(111)	57	(54)

Total interest expense	698	(1,508)	(810)	369	(4,377)	(4,008)

Increase (decrease) in net interest income	$511	$(1,240)	$(729)	$2,834	$(933)	$1,901

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

[2]	The volume/rate variance for each category has been allocated on a consistent basis between rate and volume variances, based on the percentage of rate, or volume, variance to the sum of the two absolute variances.

In 2004, the average balance of the loan portfolio increased $24.879 million or 3.7% compared to an increase of $56.535 million or 9.3% in 2003. Loan growth remained slow for the majority of 2004, showing some improvement in the fourth quarter of the year. As shown in Table 2, the loan portfolio’s positive volume variance was not enough to offset the decline in the portfolio yield for the year. The 2004 gain in the average balance of the loan portfolio produced a positive volume variance of $1.628 million, while the decline in the average yield from the previous year resulted in a negative rate variance of $2.328 million. The total variance of loans receivable for 2004 was a negative $700,000. The average yield on loan receivables declined 34 basis points in 2004 compared to a decline of 68 basis points in 2003.

The average balance of the total investment securities portfolio was $120.130 million in 2004 compared to $129.496 million in 2003. Funds invested in securities were reduced during 2004 as loan volume increased. Investment securities held-to-maturity at December 31, 2004 were $28.539 million compared to $29.078 million at December 31, 2003. The market values of investment securities available-for-sale at December 31, 2004 were $100.655 million compared to $92.013 million December 31, 2003. The average balance of the taxable investment securities portfolio decreased $8.954 million in 2004 resulting in a negative volume variance of $343,000. Yields on the portfolio declined 36 basis points in 2004 producing a negative rate variance of $332,000, resulting in a total negative variance of $675,000. The average balance of the tax-exempt securities portfolio in 2004 declined $412,000 or 1.3% from 2003 levels, as yields declined 45 basis points. The decline in the average balance of this portfolio produced a negative volume variance of $29,000 while the decrease in yields produced a negative rate variance of $140,000. The result for 2004 was a total variance of negative $169,000.

On average, funds maintained with the Federal Home Loan Bank increased $895,000 or 28.9% in 2004 producing a positive volume variance of $33,000, while a decline of 8 basis points in the average yield resulted in a negative rate variance of $3,000 and a total variance of positive $30,000.

The average balance of short-term investments in interest bearing accounts with bank-approved institutions decreased $2.117 million or 48.7% in 2004 creating a negative volume variance of $27,000. The average yield on these short-term investments increased 40 basis points creating a positive rate variance of $14,000 and a total variance of negative $13,000.

In 2004, the average balance of overnight investments in securities purchased under resale agreements declined by $4.394 million or 19.0%. The volume variance produced by this decline was a negative $53,000. Yields on these overnight investments increased 20 basis points in 2004 producing a positive rate variance of $41,000 and a resulting total variance of negative $12,000.

Interest Sensitivity Analysis1
[TABLE 3]

				December 31, 2004
				Total
	1-90	91-180	181-365	Within	1-5	Over
	Day	Day	Day	One	Year	5-year
(In thousands, except ratios)	Sensitive	Sensitive	Sensitive	Year	Sensitive	Sensitive	Total

Interest-earning assets:
Loans, net of unearned income	$360,405	$25,359	$45,539	$431,303	$149,794	$131,088	$712,185
U.S. government agencies obligations	6,000	2,500	5,006	13,506	77,141	1,038	91,685
Obligations of states and political subdivisions	0	1,615	0	1,615	7,592	22,433	31,640
Investment in Federal Home Loan Bank	6,009			6,009			6,009
Interest-bearing bank balances	2,115			2,115			2,115
Federal funds sold	14,246			14,246			14,246

Total interest-earning assets	$388,775	$29,474	$50,545	$468,794	$234,527	$154,559	$857,880

Interest-bearing liabilities:
N.O.W. account deposits[2]	$27,726			$27,726	$123,329		$151,055
Money market deposits[2]	41,371			41,371	187,668		229,039
Regular savings deposits[2]	2,491			2,491	34,999		37,490
Time deposits	103,174	$31,822	$24,613	159,609	56,207	$70	215,886
Securities sold under agreements to repurchase	1,536			1,536			1,536
Borrowing from Federal Home Loan Bank	0	10,000	37,000	47,000	20,000	28,000	95,000

Total interest-bearing liabilities	$176,298	$41,822	$61,613	$279,733	$422,203	$28,070	$730,006

Interest sensitivity gap	$212,477	$(12,348)	$(11,068)	$189,061
Ratio of interest-sensitive assets/interest-sensitive liabilities	2.21	(0.71)	(0.82)	1.68

[1]	Interest sensitivity is computed using assets and liabilities having interest rates that can be adjusted during the period indicated.

[2]	Maturity of deposits without a contractual maturity date was computed using an asset/liability simulation model.

Summary of Investment Securities Portfolio
[TABLE 4]

	December 31, 2004		December 31, 2003		December 31, 2002
	Amortized	Market	Amortized	Market	Amortized	Market
(In thousands)	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities	$0	$0	$0	$0	$3,002	$3,066
U.S. government agencies obligations	91,685	91,591	86,020	87,628	85,372	88,616
Obligations of state and political subdivisions	31,640	32,697	29,929	31,596	33,882	35,538
Federal Home Loan Bank	6,009	6,009	3,500	3,500	3,165	3,165

Total securities	$129,334	$130,297	$119,449	$122,724	$125,421	$130,385

Investment Securities Portfolio Maturity Schedule
[TABLE 5]

	December 31, 2004
		Weighted
	Amortized	Average
(Dollars in thousands)	Cost	Yield[1]

U.S. government agencies obligations:
Within one year	$13,506	4.26%
One to five years	77,141	3.63
Five to ten years	1,038	3.43

Total	91,685	3.72

Obligations of states and political subdivisions:
Within one year	1,615	6.88
One to five years	7,592	6.54
Five to ten years	14,115	6.93
After ten years	8,318	6.53

Total	31,640	6.73

Federal Home Loan Bank	6,009	3.59

Total securities	$129,334	4.45

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

Interest Bearing Liabilities

The interest-bearing liabilities average balance in 2004 increased $10.618 million or 1.5% compared to $23.569 million or 3.5% in 2003. The average rate paid on interest-bearing liabilities in 2004 declined 14 basis points compared to a decline of 65 basis points in 2003 and a decline of 170 basis points in 2002.

The majority of the interest-bearing liabilities portfolio is comprised of savings and time deposit accounts. In 2004, these deposits declined $6.077 million or 1.0% compared to an increase of $25.934 million or 4.3% in 2003. The average rate paid on these deposits declined 15 basis points in 2004 compared to a decrease of 69 basis points in 2003 and a decrease of 185 basis points in 2002. The decline in savings and time deposits in 2004 produced a negative volume variance of $77,000, while the decline in interest rates resulted in a negative rate variance of $949,000. Total variance for savings and time deposits in 2004 was a negative $1.026 million.

Average Total Deposits
[TABLE 6]

	2004		2003		2002
	Average	Average	Average	Average	Average	Average	2004	2003
(In thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Change	Change

Demand deposits	$87,784		$86,221		$79,780		1.8%	8.1%
N.O.W. account deposits	153,875	0.39%	154,189	0.50%	134,402	0.72%	(0.2)	14.7
Money market deposits	224,218	0.99	217,057	1.00	209,185	1.71	3.3	3.8
Regular savings deposits	37,826	0.25	36,629	0.34	34,647	0.72	3.3	5.7
Time deposits	213,506	1.93	227,627	2.18	232,194	3.06	(6.2)	(2.0)

Total deposits[1]	$717,209		$721,723		$690,208		(0.6)	4.6

December 31, 2004
		Over 3	Over 6
	3 Months	Through	Through	Over 12
	Or Less	6 months	12 months	Months	Total

Time deposit maturity schedule:[2]
Time deposits of $100,000 or more	$73,715	$9,586	$3,122	$10,894	$97,317

1	The bank has no deposits in foreign offices.

2	The bank has no other time deposits of $100,000 or more issued by domestic offices.

As with the prior year, the Bank’s emphasis in 2004 remained on core deposit growth and relationship banking. Table 6, Average Total Deposits, shown above, contains the breakdown of average deposits for years 2004, 2003 and 2002. Overall, while average total deposits declined $4.514 million or 0.6% in 2004 compared to 2003, average core deposits increased $9.606 million or 1.9% in 2004. The change in average total deposits from 2004 compared to 2003 was primarily due to average money market deposits increasing $7.161 million or 3.3% compared to the prior year. The gain in regular savings deposits in 2004 was $1.197 million or 3.3% over 2003. The average rate paid on these deposits declined nine basis points from the previous year. Higher cost time deposits declined in 2004 as the Bank continued to reposition its deposit portfolio and concentrated on relationship banking. Consequently, the average balance of time deposits was down $14.121 million or 6.2% from 2003. The average rate paid on these deposits declined 25 basis points in 2004.

Funds borrowed from the Federal Home Loan Bank averaged $77.787 million in 2004, an increase of $16.959 million or 27.9% over 2003. In general, during 2004 loan growth outpaced deposit growth resulting in an increased funds borrowed position. As shown in Table 2, Volume and Rate Variance Analysis, this resulted in a positive volume variance of $777,000, while rates paid on these borrowings decreased 83 basis points producing a negative rate variance of $558,000. The total variance for 2004 was a positive $219,000.

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

Cash and cash equivalents, maturing investments and loans, and securities available for sale are principal sources of liquidity for the Bank. Correspondent relationships are also maintained with several large banks in order to have access to federal funds purchases as a secondary source of liquidity. The Bank also has available lines of credit maintained with the Federal Home Loan Bank of Atlanta (“FHLB”), which can be used for funding and/or liquidity needs. This credit is collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences as well as qualified multi-family and home equity lines. The Bank has a $10 million and a $20 million irrevocable letter of credit with the FHLB that are used in lieu of securities to pledge against public deposits. The Bank also has retail CD brokerage agreements that provide additional sources of liquidity for funding needs.

Asset/Liability management includes analyzing interest sensitivity, which pertains to possible changes in the rates of certain assets and liabilities before their scheduled maturities. The ALCO process seeks to match maturities and re-pricing opportunities of interest-sensitive assets and liabilities to minimize risk of interest rate movements. Full discussion of the effects of these respective portfolios on the Bank’s performance for 2004 can be found under the headings of Earning Assets and Interest-Bearing Liabilities. The interest sensitivity gap schedule analyzing the interest rate risk as of December 31, 2004, is presented in Table 3, Interest Sensitivity Analysis. Within this analysis, projected runoff of deposits that do not have a contractual maturity date were computed using the Bank’s simulation model. As interest sensitivity is continually changing, Table 3 reflects the Bank’s balance sheet position at one point in time and is not necessarily indicative of its position on other dates. On December 31, 2004, the one-year cumulative interest sensitivity gap was a positive $189.061 million for a ratio of interest-sensitive assets to interest-sensitive liabilities of 1.68.

Asset/liability management also addresses liquidity positioning. Liquidity management is required in order to fund current and future extensions of credit, meet deposit withdrawals, maintain reserve requirements and otherwise sustain operations. As such, it is related to interest rate sensitivity management, in that each is affected by maturing assets and liabilities. While interest sensitivity management is concerned with re-pricing intervals of assets and liabilities, liquidity management is concerned with the maturities of those respective balances. An appropriate liquidity position is further accomplished through deposit growth and access to sources of funds other than deposits, such as the federal funds market. Traditionally, the Bank has been a seller of excess investable funds in the federal funds market and uses these funds as a part of its liquidity management. The Bank is a member of the FHLB and as such has access to funds through borrowings. At December 31, 2004, the Bank had an available line of credit with the FHLB totaling $174 million with $125 million outstanding and $95 million funded. While traditionally the FHLB is used for longer-term borrowings, it can be used for short-term liquidity needs. At year-end, overnight borrowings from the FHLB totaled $37 million. In addition, the Bank has federal funds lines of credit facilities established with three other banks that total $30 million, as well as access to the Federal Reserve Bank of Richmond’s discount window. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and term of advances. At December 31, 2004, there were no borrowings from these lines of credit. Another source of liquidity is the securities available for sale portfolio. Net cash provided by operating activities, a primary source of liquidity, was $16.480 million in 2004 compared to $8.530 million in 2003 and $14.216 million in 2002. The increase in net cash provided by operating activities in 2004 was primarily attributable to the decrease in mortgage loans held for sale. The decrease in net cash provided by operating activities in 2003 was primarily attributable to the increase in mortgage loans held for sale. Details of cash flows for the years 2004, 2003 and 2002 are provided in the Consolidated Statements of Cash Flows located in Item 8, which begins on page 32 below.

Off-Balance Sheet Transactions

Certain financial transactions are entered into by the Bank in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions as of December 31, 2004, and December 31, 2003, were commitments to extend credit and standby letters of credit. The Bank does not have any ownership interest in any off-balance sheet subsidiaries or special purpose entities.

Commitments
[TABLE 7]

(In thousands)	2004	2003

Loan commitments	$189,626	$185,476
Credit card lines	18,847	17,593
Standby letters of credit	4,980	4,098

Total unused commitments	$213,453	$207,167

Commitments to extend credit to customers represent legally binding agreements with fixed expiration dates. These include both loan commitments and credit card lines. Since many of the commitments expire without being funded, the commitment amounts do not necessarily represent liquidity requirements.

Standby letters of credit are conditional commitments guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to customers as a part of their normal course of business. Funding for draws from standby letters of credit would be funded through normal sources of deposit growth or borrowings and would not have a material impact on liquidity.

In the normal course of business, the Bank has executed irrevocable letters of credit through the FHLB. These letters of credit are issued to secure public deposits placed with the Bank by one or more public depositors. As of December 31, 2004, two irrevocable letters of credit were extended, one in the amount of $10 million and one in the amount of $20 million both with terms of ten years. As of December 31, 2003, two irrevocable letters of credit were extended, both in the amount of $10 million with terms of ten years and fifteen years. The securing of public deposits through the use of irrevocable letters of credit is a part of the Bank’s overall liquidity management.

Contractual Obligations

The following disclosure shows the contractual obligations that the Bank had outstanding at December 31, 2004. The Bank had no outstanding capital lease obligations, purchase obligations, or other long-term obligations reflected on Bancshares’ balance sheet under Generally Accepted Accounting Principles at December 31, 2004.

Contractual Obligations
[TABLE 8]

	Payments due by period
		Less			More
		Than	1-3	3-5	Than
(In thousands)	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$95,000	$47,000	$20,000	$0	$28,000
Operating Lease Obligations	1,574	478	684	412	0

Total	$96,574	$47,478	$20,684	$412	$28,000

Capital Resources and Shareholders’ Equity

In May 2004, the Board of Directors approved an extension of the stock repurchase program, first approved in November of 1998 and extended in August of 1999, for up to an additional 300,000 shares of Bancshares’ common stock. The Board authorized the repurchase of shares of common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. The repurchase plan assists in the goal of building shareholder value and maintaining appropriate capital levels.

During 2004, 2003 and 2002, 19,800, 0 and 20,000 shares were repurchased and retired, respectively. Total share repurchased under the plan as of December 31, 2004, were 463,581 leaving 436,419 shares available for repurchase under the program, which expires May 31, 2006.

Shareholders’ equity at December 31, 2004, was $90.742 million compared to $88.560 million at December 31, 2003, an increase of 2.5%. Average shareholders’ equity as a percentage of average total assets at December 31, 2004, was 10.15% compared to 10.11% at December 31, 2003.

Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off-balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders’ equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the allowance for loan losses and certain long-term debt. Additional regulatory capital measures include the Tier 1 leverage ratio. Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. In addition to the aforementioned risk-based capital requirements, the Bank is subject to a leverage capital requirement, requiring a minimum ratio of Tier 1 Capital (as defined previously) to total adjusted average assets of 3.0% to 5.0%. The Bank’s capital requirements are summarized in Table 9 below, Capital Ratios.

Capital Ratios
[TABLE 9]

			Risk-Based Capital
	Leverage Capital		Tier 1 Capital		Total Capital
(In thousands)	Amount	Percent [1]	Amount	Percent[2]	Amount	Percent[2]

Actual	$90,317	9.91%	$90,317	12.02%	$98,279	13.08%
Required	27,353	3.00	30,062	4.00	60,123	8.00
Excess	62,964	6.91	60,255	8.02	38,156	5.08

1	Percentage of total adjusted average assets. The Federal Reserve Board’s minimum leverage ratio requirement is 3.0% to 5.0%, depending on the institutions composite rating as determined by its regulators. The Federal Reserve Board has not advised the Bank of any specific requirement applicable to it.

2	Percentage of risk-weighted assets.

The number of shareholders holding Bancshares stock totaled approximately 5,300 at December 31, 2004. Participants in Bancshares’ dividend reinvestment plan total 1,607 representing 30.2% of total shareholders and held a total of 1,765,714 shares.

Noninterest Income

In 2004 noninterest income declined $454,000 or 3.1% compared to an increase of $2.517 million or 21.0% in 2003. The decline in noninterest income for 2004 was the result of a decrease in average deposit portfolio size for the year and reduced gain on sale of mortgage loans. The decrease in fee income from service charges on deposit accounts for 2004 was $56,000 or 0.8% compared to an increase of $456,000 or 7.0% for 2003. Gain on sale of mortgage loans for 2004 declined $816,000 or 60.6% compared to an increase of $609,000 or 82.6% for 2003. This was due to the decline in mortgage activity due to the increase in rates. Other operating income for 2004 increased $418,000 or 6.8% compared to increases of $1.452 million or 30.6% for 2003. See Table 10, Other Operating Income and Expenses, presented below.

Noninterest Expense

In 2004 noninterest expense increased $1.253 million or 3.4% compared to $4.394 million or 13.7% in 2003. Personnel expense in 2004, consisting of employee salaries and benefits, decreased $389,000 or 1.9% compared to an increase of $2.740 million or 15.3% in 2003. The decrease in personnel expense in 2004 is attributable to reduced mortgage production incentives paid as the result of slower mortgage loan financing activities and a modest reduction in staff. The staff reductions resulted from consolidation of three offices in the Lexington community and improved efficiencies in bank operations. Full-time equivalent employees for Bancshares totaled 420 at year-end 2004 compared to 429 at year-end 2003 and 397 at year-end 2002. The increase in personnel expense for 2003 was mainly due to additional employees because of branch openings and also an increase in health care costs. Occupancy expense for 2004 increased $125,000 or 7.6% compared to increases of $174,000 or 11.8% for 2003. Equipment depreciation and maintenance expense increased $227,000 or 11.0% in 2004 compared to $272,000 or 15.1% in 2003. The increases in both occupancy expense and equipment depreciation expense are normal gains experienced as the result of growth.

For the changes in other operating expenses, please see Table 10, Other Operating Income and Expenses, below. Other operating expenses increased $1.290 million or 10.7% in 2004 compared to increases of $1.208 million or 11.1% in 2003. The majority of the large increase in legal and professional expenses during 2004 is directly attributable to regulatory compliance costs associated with SOX. The majority of the cost was expensed during the second half of 2004 and for the year totaled $415,000. It is anticipated that ongoing expense related to SOX compliance, while significant, will be lessened. The increase in automated processing expenses during 2004 was mainly due to a major upgrade to the Bank’s item processing systems. This computer upgrade will provide improved system-wide efficiencies, improved customer service and reduced costs. Expenses associated with the bankcard division decreased during 2004 and increased in 2003. The current year’s experience is attributable to the slowing economy during much of 2004.

Other Operating Income and Expenses
[TABLE 10]

	Years Ended December 31			Variance
(Dollars in thousands)	2004	2003	2002	2004	2003

Other operating income:
Bankcard income	$2,531	$2,370	$1,853	6.8%	27.9%
Fee income	1,527	1,283	1,186	19.0	8.2
Investment Services commissions	1,297	1,499	747	(13.5)	100.7
Insurance commissions	231	227	313	1.8	(27.5)
Trust income	618	537	501	15.1	7.2
Other income	404	274	138	47.4	98.6

	$6,608	$6,190	$4,738	6.8%	30.6%

Other operating expenses:
Advertising	$851	$858	$824	(0.8)%	4.1%
Automated services	2,479	2,054	1,848	20.7	11.1
Bankcard expense	1,836	1,855	1,510	(1.0)	22.8
Legal and professional fees	2,052	1,442	1,293	42.3	11.5
Postage	764	722	691	5.8	4.5
Stationery, printing and supplies	901	848	944	6.3	(10.2)
Other expenses	4,475	4,289	3,750	4.3	14.4

	$13,358	$12,068	$10,860	10.7%	11.1%

Asset Quality and Allowance For Loan Losses

Summary of Loan Portfolio
[TABLE 11]

(In thousands)	2004	2003	2002	2001	2000

Commercial, financial and agricultural	$281,909	$275,474	$269,053	$212,731	$172,058
Real estate – construction	50,125	44,618	36,319	35,164	36,058
Real estate – mortgage	314,822	283,134	276,065	271,375	267,735
Installment loans to individuals	62,987	56,842	56,223	59,402	64,161
Lease financing	447	972	486	535	168
Other	1,895	2,406	7,402	9,157	8,885

Total loans, net of unearned income	$712,185	$663,446	$645,548	$588,364	$549,065

The bank has no foreign loan activity.

Maturities and Sensitivities of Loans to Changes in Interest Rates

	December 31, 2004
	Commercial,
	financial	Real estate -
(In thousands)	and agricultural	construction	Total

Due in 1 year or less	$118,861	$50,125	$168,986
Due after 1 year through 5 years:
Fixed interest rates	34,868	0	34,868
Floating interest rates	123,699	0	123,699
Due after 5 years:
Fixed interest rates	1,133	0	1,133
Floating interest rates	3,348	0	3,348

Total	$281,909	$50,125	$332,034

At December 31, 2004, the allowance for loan losses was $7.962 million or 1.12% of loans outstanding compared to $7.846 million or 1.18% of loans outstanding at December 31, 2003, and $7.284 million or 1.13% of loans outstanding at December 31, 2002. Net charge-offs for 2004 were $2.901 million or 0.42% of average loans outstanding compared to 2003 net charge-offs of $4.653 million or 0.70% of average loans outstanding and 2002 net charge-offs of $1.636 million or 0.27% of average loans outstanding. The additional charge-offs in 2003 were due primarily to the two problem credits that were written off in the fourth quarter. Adequate provisions and allowances for loan loss reserves are based on numerous factors including growth of the loan portfolio, delinquencies, net charge-offs, non-performing loans and collateral values. Additional information regarding the allowance for loan losses is contained in Table 12, Analysis of Allowance for Loan Losses, below.

Analysis of Allowance for Loan Losses
[TABLE 12]

	As of or For the Years Ended
			December 31
(In thousands, except ratios)	2004	2003	2002	2001	2000

Average amount of loans outstanding	$689,034	$664,155	$607,620	$558,821	$535,631
Amount of loans outstanding	712,185	663,446	645,548	588,364	549,065
Allowance for loan losses:
Balance on January 1	$7,846	$7,284	$6,440	$5,959	$5,246

Loans charged off:
Secured by real estate	45	189	0	1	0
Commercial and industrial	2,436	3,925	943	730	1,403
Installment	799	522	633	859	343
Credit card	366	375	357	302	300

Total charge-offs	3,646	5,011	1,933	1,892	2,046

Recoveries of loans previously charged off:
Secured by real estate	49	10	0	15	0
Commercial and industrial	250	153	127	250	21
Installment	366	146	108	123	128
Credit card	80	49	62	123	60

Total recoveries	745	358	297	511	209

Net loans charged off	2,901	4,653	1,636	1,381	1,837

Provision for loan losses	3,017	5,215	2,480	1,862	2,550

Balance on December 31	$7,962	$7,846	$7,284	$6,440	$5,959

Ratio of net charge-offs of loans to average loans outstanding during the year	0.42%	0.70%	0.27%	0.25%	0.34%

The provision for loan losses charged to operations in 2004 totaled $3.017 million compared to $5.215 million in 2003 and $2.480 million in 2002. At December 31, 2004, the allowance for loan losses was 1.94 times nonperforming loans compared to 1.34 and 1.49 times at December 31, 2003 and 2002, respectively. Based on analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for loan losses to be adequate. In management’s judgment, the allocation of the allowance for loan losses for 2004, reflected in Table 14 below, Allocation of Allowance for Loan Losses, accurately reflects the inherent risks associated with each of the various lending categories.

Nonperforming Assets
[TABLE 13]

	December 31
(Dollars in thousands)	2004	2003	2002	2001	2000

Nonaccrual loans:
Secured by real estate	$388	$1,262	$0	$747	$0
Commercial and industrial	297	492	272	188	57
Restructured loans	582	1,135	2,260	324	338
Other real estate acquired through foreclosed properties	1,531	1,742	2,111	880	1,273
Accruing loans which are contractually past due 90 days or more	1,313	1,184	2,354	2,412	1,316

Total nonperforming assets	$4,111	$5,815	$6,997	$4,551	$2,984

Nonperforming assets to:
Loans outstanding at end of year	0.58%	0.88%	1.08%	0.77%	0.54%
Total assets at end of year	0.45	0.67	0.82	0.55	0.38

	Years Ended December 31
	2004	2003	2002	2001	2000

Loss of interest income associated with nonperforming loans at December 31:
Interest income that would have been recorded in accordance with original terms	$57	$114	$82	$96	$11
Less interest income actually recorded	0	0	0	18	0

Loss of interest income	$57	$114	$82	$78	$11

Allocation of Allowance for Loan Losses
[TABLE 14]

	2004		2003		2002		2001		2000
		% Of		% Of		% Of		%Of		% Of
		Total		Total		Total		Total		Total
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial, financial and agricultural	$2,268	39.6%	$2,235	41.5%	$2,075	41.7%	$1,823	36.2%	$1,680	31.3%
Real estate – construction	859	7.0	847	6.7	787	5.6	695	6.0	643	6.6
Real estate – mortgage	3,186	44.2	3,140	42.7	2,915	42.8	2,578	46.1	2,385	48.8
Installment loans to individuals	1,337	8.8	1,318	8.6	1,224	8.7	1,081	10.1	1,000	11.7
Lease financing	54	0.1	53	0.1	49	0.1	44	0.0	41	0.0
Other	147	0.3	145	0.4	134	1.1	119	1.6	110	1.6
Unallocated	111	0.0	108	0.0	100	0.0	100	0.0	100	0.0

Total	$7,962	100.0%	$7,846	100.0%	$7,284	100.0%	$6,440	100.0%	$5,959	100.0%
	= = = = =

The allowance for loan losses has been allocated only on an approximate basis. The entire amount of the allowance is available to absorb losses occurring in any category. The allocation is not necessarily indicative of future losses.

The Bank’s sound credit quality and underwriting practices is reflected in the improvement of nonperforming assets for 2004. Total nonperforming assets at December 31, 2004 were $4.111 million compared to $5.815 million at December 31, 2003 and $6.997 million at December 31, 2002 (see Table 13 above, Nonperforming Assets, for the breakdown). Nonperforming assets are defined as nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. The accrual of interest is generally discontinued on all loans that become ninety days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection.

As a part of credit administration, management regularly reviews and grades its loan portfolio for purposes of determining asset quality and the need to make additional provisions for loan losses. The review process is performed both internally and externally, through the employment of independent credit review professionals. As part of the 2004 external credit review, a sampling was conducted of new small-business loans and commercial loans with loan amounts of $250,000 or more made since the last review. Samplings of existing commercial loans were also made pertaining to watch list credits, marginal credits, randomly selected loans by size, Directors loans, loans by loan officers, and the Bank’s largest borrowing relationships in terms of total relationship exposures. A review of large credits was conducted by a regulatory agency revealing that there were no material problem credits that had not been previously identified by management. Total internal and external loan review activity represented 56% of the average commercial loan portfolio.

The allowance for loan losses represents management’s estimate of an adequate amount to provide for the risk of future losses inherent in the loan portfolio. In its on-going analysis of the allowance for loan losses and its adequacy, management considers historic loan loss experience, economic risks associated with each of the lending categories, amount of past due and nonperforming loans, underlying collateral values securing loans and credit concentrations and other factors which might affect potential credit losses. The Bank is also subject to regulatory examinations and determinations as to the adequacy of its allowance for loan losses, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by the regulatory agencies.

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

Loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed in Table 13, Nonperforming Assets, do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Income Taxes

Financial statement Note 10 provides a reconciliation between the amount of taxes computed using the statutory tax rate and the actual tax expense. The expense for income tax is recorded based on amounts payable, current and deferred. In 2004, the income tax expense was $3.931 million compared to $3.903 million in 2003 and $5.013 million in 2002. The effective tax rate for 2004 was 31.9% compared to 31.3% for 2003 and 32.9% for 2002. In 2003, Bancshares purchased an investment tax credit partnership interest through SunTrust Bank of Atlanta, Georgia. The partnership holds four projects within the State of North Carolina that qualify for North Carolina State historic and low-income housing tax credits. The purchase price of the partnership interest was $540,000 and is expected to yield $1.000 million in North Carolina tax credits over the years 2003 to 2009. Tax credit amounts were $187,000 for 2004 and $131,000 for 2003.

Inflation

For financial institutions, the effects of inflation and governmental programs to control it tend to vary from non-bank companies. The impact is more likely to be felt by banking institutions in interest rates associated with earning assets and interest-bearing liabilities. Reduced inflation tends to improve interest margins associated with interest-bearing assets and liabilities. There has been no material effect from inflation on Bancshares’ revenues, income from continuing operations, or financial statements for Bancshares’ last three fiscal years.

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

Accounting and Regulatory Issues

In July 2002, President Bush signed SOX into law. The purpose of SOX is to increase the reliability of financial statements issued by public companies. SOX does this by increasing the number of independent parties responsible for the issuance of the statements, by increasing the independence of those already involved in the process and by the imposition of sanctions for those in violation of accounting and reporting rules. Bancshares is in compliance with SOX, and incurred costs of $415,000 during 2004 related to complying with SOX.

In November 2002, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires the recognition of a liability at fair value upon issuance of certain guarantees, including standby letters of credit. FIN 45 is effective for guarantees issued after December 31, 2002. Bancshares determined, if adopted, FIN 45 would have an immaterial effect on its financial position and operating results.

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132”). SFAS 132, as revised, retains the disclosures previously required, and requires additional disclosures related to pension plans and postretirement benefits. SFAS 132 is effective for fiscal years ending after December 15, 2003. Bancshares adopted SFAS 132 with no resulting material effect on its financial position or operating results.

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF Issue No. 03-1”), which provides new guidance for assessing impairment losses on debt and equity investments and includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted by Bancshares in these financial statements. Bancshares adopted the currently effective provisions of EITF Issue No. 03-1 with no resulting material effect on its financial position or operating results.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the effective date of SFAS 123R shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under SFAS 123. SFAS 123R is effective for all stock-based awards granted on or after July 1, 2005. Bancshares is currently assessing the effect of adopting SFAS 123R on its financial position and operating results.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

Bancshares’ market risk arises primarily from the interest rate risk inherent in its lending and deposit-taking activities. The structure of Bancshares’ loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. Bancshares does not maintain a trading account nor is it subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with the ALCO Committee, which is appointed by Bancshares’ Board of Directors. The ALCO Committee meets on a regular basis to review interest rate risk exposure and liquidity positions. Balance sheet management and funding strategies are reviewed to ensure that any potential impact on earnings and liquidity, resulting from a fluctuation in interest rates, is within acceptable standards.

Additional information called for by Item 7A is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which begins on page 13 above.

Item 8. Financial Statements and Supplementary Data.

The following financial statements and notes related thereto should be read in conjunction with Item 6, “Selected Financial Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which both begin on page 13 above.

Statement of Management Responsibility

The management of Bancshares and subsidiaries is responsible for the preparation of the financial statements, related financial data and other information in this annual report on Form 10-K. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on management’s estimates and judgment where appropriate. Other information in the annual report is consistent with that contained in the financial statements. In fulfilling its responsibility for the integrity and fairness of these statements and information, management relies on the accounting system and related internal controls that are designed to provide reasonable assurances that transactions are authorized and recorded in accordance with established procedures, assets are safeguarded, and proper and reliable records are maintained.

Bancshares maintains a professional staff of internal auditors who independently assess the effectiveness of the internal controls and recommend possible improvements thereto. The Audit Committee is appointed by the Board of Directors to assist the Board in monitoring: the integrity of the financial statements of Bancshares; the independent auditor’s qualifications and independence; the performance of Bancshares’ internal audit function and independent auditors; and the compliance by Bancshares with legal and regulatory requirements. The independent auditors, internal auditors and banking regulators have direct access to the Audit Committee with or without management present.

The financial statements have been audited by Turlington and Company, L.L.P., independent auditors, who render an independent, professional opinion on management’s financial statements and internal control over financial reporting. Their report expresses an opinion as to, among other things, the fairness of the financial position and results of operations of LSB Bancshares, Inc. and subsidiaries based on their audit conducted in accordance with auditing standards generally accepted in the United States of America.

Please also review our assessment on internal control over financial reporting included in Item 9A, “Controls and Procedures,” which begins on page 59 below.

LSB BANCSHARES, INC.
February 15, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
LSB Bancshares, Inc.
Lexington, North Carolina

We have audited the accompanying consolidated balance sheets of LSB Bancshares, Inc. and subsidiaries (the “Corporation”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. We also have audited management’s assessment, included in Item 9A below, entitled “Controls and Procedures,” that the Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A corporation’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSB Bancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that LSB Bancshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, LSB Bancshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

TURLINGTON AND COMPANY, L.L.P.
Lexington, North Carolina
January 31, 2005

Consolidated Balance Sheets

	December 31
(In thousands, except for shares)	2004	2003

ASSETS
Cash and Due from Banks (Note 2)	$35,407	$36,418
Interest-Bearing Bank Balances	2,115	2,267
Federal Funds Sold	14,246	25,886
Investment Securities (Note 3):
Held to Maturity, Market Value $29,642 and $30,711	28,539	29,078
Available for Sale	100,655	92,013
Loans (Notes 4 and 11)	712,185	663,446
Less, Allowance for Loan Losses (Note 4)	(7,962)	(7,846)

Net Loans	704,223	655,600
Premises and Equipment (Note 5)	17,390	14,951
Other Assets	12,413	11,693

Total Assets	$914,988	$867,906

LIABILITIES
Deposits:
Demand	$88,805	$82,588
Savings, N.O.W. and Money Market Accounts	417,584	411,322
Certificates of Deposit of less than $100,000 (Note 6)	118,569	126,343
Certificates of Deposit of $100,000 or more (Note 6)	97,317	82,249

Total Deposits	722,275	702,502
Securities Sold Under Agreements to Repurchase (Note 6)	1,536	2,032
Borrowings from the Federal Home Loan Bank (Note 7)	95,000	70,000
Other Liabilities	5,435	4,812

Total Liabilities	824,246	779,346

SHAREHOLDERS’ EQUITY
Preferred Stock, Par Value $.01 Per Share:
Authorized 10,000,000 Shares; none issued	0	0
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,590,184 Shares in 2004 and 8,548,942 Shares in 2003	42,951	42,745
Paid-In Capital	10,482	10,205
Directors’ Deferred Plan	(1,197)	(1,101)
Retained Earnings	38,592	35,702
Accumulated Other Comprehensive Income (loss)	(86)	1,009

Total Shareholders’ Equity	90,742	88,560

Total Liabilities and Shareholders’ Equity	$914,988	$867,906

Commitments and Contingencies Note 8

Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Income

	Years Ended December 31
(In thousands, except for shares and per share amounts)	2004	2003	2002

INTEREST INCOME
Interest and Fees on Loans	$44,137	$44,837	$45,137
Interest on Investment Securities:
Taxable	3,285	3,960	5,385
Tax Exempt	1,480	1,581	1,652
Interest-Bearing Bank Balances	176	159	258
Federal Funds Sold	241	253	500

Total Interest Income	49,319	50,790	52,932

INTEREST EXPENSE
Deposits	7,022	8,048	11,973
Securities Sold Under Agreements to Repurchase	10	13	42
Borrowings from the Federal Home Loan Bank	3,335	3,116	3,170

Total Interest Expense	10,367	11,177	15,185

Net Interest Income	38,952	39,613	37,747
Provision for Loan Losses (Note 4)	3,017	5,215	2,480

Net Interest Income after Provision for Loan Losses	35,935	34,398	35,267

NONINTEREST INCOME
Service Charges on Deposit Accounts	6,925	6,981	6,525
Gains on Sales of Mortgages	530	1,346	737
Other Operating Income (Note 9)	6,608	6,190	4,738

Total Noninterest Income	14,063	14,517	12,000

NONINTEREST EXPENSE
Personnel Expense	20,254	20,643	17,903
Occupancy Expense	1,779	1,654	1,480
Equipment Depreciation and Maintenance	2,296	2,069	1,797
Other Operating Expense (Note 9)	13,358	12,068	10,860

Total Noninterest Expense	37,687	36,434	32,040

Income Before Income Taxes	12,311	12,481	15,227
Income Taxes (Note 10)	3,931	3,903	5,013

Net Income	$8,380	$8,578	$10,214

Earnings Per Share:
Basic	$0.98	$1.01	$1.21
Diluted	$0.97	$1.00	$1.20

Weighted Average Shares Outstanding:
Basic	8,576,109	8,515,711	8,461,818
Diluted	8,620,713	8,587,787	8,543,319

Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements
Of Changes in Shareholders’ Equity

						Accumulated
				Directors’		Other	Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Shareholders’
(In thousands, except for shares)	Shares	Amount	Capital	Plan	Earnings	Income (loss)	Equity

Balances at December 31, 2001	8,441,846	$42,209	$9,860	$(878)	$27,444	$708	$79,343
Net income					10,214		10,214
Change in unrealized gain on securities available for sale, net of deferred income taxes						1,124	1,124

Comprehensive income							11,338
Cash dividends declared on common stock					(5,080)		(5,080)
Common stock issued for stock options exercised	50,672	254	173				427
Common stock acquired	(20,000)	(100)	(304)	(117)			(521)

Balances at December 31, 2002	8,472,518	42,363	9,729	(995)	32,578	1,832	85,507
Net income					8,578		8,578
Change in unrealized gain on securities available for sale, net of deferred income taxes						(823)	(823)

Comprehensive income							7,755
Cash dividends declared on common stock					(5,454)		(5,454)
Common stock issued for stock options exercised	76,424	382	476				858
Common stock acquired				(106)			(106)

Balances at December 31, 2003	8,548,942	42,745	10,205	(1,101)	35,702	1,009	88,560
Net income					8,380		8,380
Change in unrealized gain on securities available for sale, net of deferred income taxes						(1,095)	(1,095)

Comprehensive income							7,285
Cash dividends declared on common stock					(5,490)		(5,490)
Common stock issued for stock options exercised	61,042	305	479				784
Common stock acquired	(19,800)	(99)	(202)	(96)			(397)

Balances at December 31, 2004	8,590,184	$42,951	$10,482	$(1,197)	$38,592	$(86)	$90,742

     Notes to consolidated financial statements are in integral part hereof.

Consolidated Statements of Cash Flows

	Years Ended December 31
(In thousands)	2004	2003	2002

CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$8,380	$8,578	$10,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,065	1,832	1,679
Securities premium amortization and discount accretion, net	120	78	73
(Increase) decrease in loans held for sale	2,275	(6,673)	1,345
Deferred income taxes	111	(230)	(13)
Increase (decrease) in income taxes payable	61	61	(742)
(Increase) decrease in income earned but not received	(83)	387	515
Increase (decrease) in interest accrued but not paid	250	(252)	(626)
Net (increase) decrease in other assets	91	(177)	(1,652)
Net increase (decrease) in other liabilities	162	(249)	962
Provision for loan losses	3,017	5,215	2,480
(Gain) loss on sale of premises and equipment	31	(40)	(19)

Net cash provided by operating activities	16,480	8,530	14,216

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	(4,180)	(280)	(332)
Proceeds from maturities of securities held to maturity	4,713	15,232	14,923
Purchases of securities available for sale	(59,896)	(51,824)	(18,950)
Proceeds from maturities of securities available for sale	49,357	42,765	33,050
Net increase in loans made to customers	(53,916)	(15,877)	(60,165)
Purchases of premises and equipment	(4,622)	(3,318)	(3,162)
Proceeds from sale of premises and equipment	87	65	53
Net (increase) decrease in federal funds sold	11,640	(12,502)	24,326

Net cash used for investing activities	(56,817)	(25,739)	(10,257)

CASH FLOW FROM FINANCING ACTIVITIES
Net increase in demand deposits, N.O.W., money market and savings accounts	12,479	13,317	46,589
Net increase (decrease) in time deposits	7,294	(7,296)	(32,272)
Net increase (decrease) in securities sold under agreements to repurchase	(496)	503	(1,648)
Proceeds from long-term debt	152,000	22,000	0
Payments on long-term debt	(127,000)	(15,000)	(300)
Dividends paid	(5,490)	(5,454)	(5,080)
Proceeds from issuance of common stock	784	858	427
Common stock acquired	(397)	(106)	(521)

Net cash provided by financing activities	39,174	8,822	7,195

Increase (decrease) in cash and cash equivalents	(1,163)	(8,387)	11,154
Cash and cash equivalents at the beginning of the years	38,685	47,072	35,918

Cash and cash equivalents at the end of the years	$37,522	$38,685	$47,072

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest	$10,117	$11,428	$15,811
Income taxes	3,878	4,541	5,767
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$2,115	$1,844	$2,728
Unrealized gain on securities available for sale:
Change in securities available for sale	(1,782)	(1,339)	1,829
Change in deferred income taxes	687	516	(705)
Change in shareholders’ equity	(1,095)	(823)	1,124

Notes to consolidated financial statements are an integral part hereof.

Notes To Consolidated Financial Statements
As of or for the Years Ended December 31, 2004, 2003 and 2002

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

POLICIES

The accounting and financial reporting policies of Bancshares and its subsidiaries conform to accounting principles generally accepted in the United States of America and prevailing industry practices. The following is a description of significant accounting policies.

Nature of Operations

Bancshares is a bank holding company organized under the laws of the State of North Carolina and registered under the FBHCA. Bancshares conducts its domestic financial services business through the Bank and two non-bank subsidiaries, Peoples Finance and LSBIS. Bancshares serves customers primarily in Davidson, Forsyth, Stokes, Guilford, Randolph and Wake Counties, North Carolina.

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

Stock-Based Compensation

Bancshares accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees.” In October 1995, Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), was issued and encourages, but does not require, adoption of a fair value method of accounting for employee stock-based compensation plans. In December 2002, the FASB Issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123” (“SFAS 148”). As permitted by SFAS 123 and SFAS 148, Bancshares has elected to disclose the pro forma net income and earnings per share as if the fair value method had been applied in measuring compensation cost.

Bancshares had stock based compensation plans at December 31, 2004 accounted for under Accounting Principles Board Opinion Number 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123 and SFAS 148, Bancshares’ net income and earnings per share would have been reduced to the following pro forma amounts (In thousands, except per share amounts):

	Years Ended December 31
	2004	2003	2002

Net income, as reported	$8,380	$8,578	$10,214
Less, total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	326	283	373

Pro forma net income	$8,054	$8,295	$9,841

	Years Ended December 31
	2004	2003	2002

Earnings Per Share:
Basic – as reported	$0.98	$1.01	$1.21

Basic – pro forma	$0.94	$0.97	$1.16

Diluted – as reported	$0.97	$1.00	$1.20

Diluted – pro forma	$0.93	$0.97	$1.15

To determine the above pro forma amounts, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31
	2004	2003	2002

Dividend yield	3.67%	3.50%	3.70%
Risk-free interest rate	3.63%	3.25%	3.00%
Expected stock volatility	25.17%	36.13%	47.33%
Expected years until exercise	6.82	7.33	6.88

Note 2 — REGULATORY RESTRICTIONS

Bancshares and the Bank are subject to certain requirements imposed by state and federal banking statutes and regulations.

The Bank is required to maintain a certain weekly average clearing account balance with the Federal Reserve Bank of Richmond. The required weekly average clearing account balance for the years ended December 31, 2004 and 2003 was $91,000,000. The amount is negotiated by the Bank with the Federal Reserve Bank of Richmond.

Certain regulatory requirements restrict the lending of funds by and between Bancshares and the Bank and the amount of dividends which can be paid to Bancshares by the Bank. On December 31, 2004, the Bank had available retained earnings of $65,722,000 for the payment of dividends without obtaining prior regulatory approval.

The Bank is a member of the FHLB. Member institutions are required to maintain an investment in the common stock of the FHLB based on the member’s outstanding loan amount with the FHLB. Member institutions must also maintain adequate collateral in qualifying 1-4 family residential loans and other loans that meet the guidelines of the FHLB. At December 31, 2004, the Bank owned $6,009,000 of FHLB common stock.

Bancshares and the Bank are subject to certain regulatory capital requirements administered by federal and state banking agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancshares and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can initiate certain mandatory and possible discretionary actions by regulators that, if undertaken, could have a direct material effect on Bancshares’ financial statements.

At December 31, 2004, the most recent notifications from regulatory authorities categorized Bancshares and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed Bancshares’ or the Bank’s well capitalized status. Management believes that Bancshares and the Bank meet all capital adequacy requirements to which they are subject.

The Bank’s capital amounts and ratios approximate Bancshares’ capital amounts and ratios, which are summarized as follows (Dollars in thousands):

					Minimum Ratios
					For
					Capital	To Be
	Capital Amount		Ratio		Adequacy	Well
	2004	2003	2004	2003	Purposes	Capitalized*

Total capital to risk-weighted assets.	$98,279	$94,836	13.08%	14.52%	8.00%	10.00%
Tier 1 capital to risk-weighted assets	90,317	86,990	12.02	13.32	4.00	6.00
Tier I capital to average assets	90,317	86,990	9.91	9.96	3.00	5.00

* under Prompt Corrective Action provisions

Note 3 — INVESTMENT SECURITIES

     The valuations of investment securities as of December 31, 2004 and 2003 were as follows (In thousands):

	2004 - Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State, county and municipal securities	$28,539	$1,121	$18	$29,642

Total	$28,539	$1,121	$18	$29,642

	2004 - Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency obligations	$91,685	$593	$687	$91,591
State, county and municipal securities	3,101	36	82	3,055
Equity securities	6,009	0	0	6,009

Total	$100,795	$629	$769	$100,655

	2003 - Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency obligations	$1,000	$31	$0	$1,031
State, county and municipal securities	28,078	1,604	2	29,680

Total	$29,078	$1,635	$2	$30,711

	2003 - Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency obligations	$85,020	$1,622	$45	$86,597
State, county and municipal securities	1,851	65	0	1,916
Equity securities	3,500	0	0	3,500

Total	$90,371	$1,687	$45	$92,013

The following is a schedule of securities in a loss position as of December 31, 2004 (In thousands):

	Less than 1 Year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency obligations	$58,281	$(687)	$0	$0	$58,281	$(687)
State, county and municipal securities	4,607	(87)	379	(13)	4,986	(100)

Total securities	$62,888	$(774)	$379	$(13)	$63,267	$(787)

The following is a maturity schedule of investment securities at December 31, 2004 by contractual maturity (In thousands):

	Securities Held		Securities Available
	to Maturity		for Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value

Debt securities:
Due in one year or less	$1,615	$1,630	$13,506	$13,605
Due after one year through five years	5,886	6,094	78,847	78,607
Due after five years through ten years	13,183	13,860	1,970	1,966
Due after ten years	7,855	8,058	463	468

Total debt securities	28,539	29,642	94,786	94,646
Equity securities	0	0	6,009	6,009

Total securities	$28,539	$29,642	$100,795	$100,655

The Bank owned stock in FHLB with book and market values of $6,009,000 and $3,500,000 at December 31, 2004 and 2003, respectively. The stock is included in equity securities and classified as available for sale.

A recap of the sales and maturities of held to maturity securities follows (In thousands):

	Years Ended December 31
	2004	2003	2002

Proceeds from sales and maturities	$4,713	$15,232	$14,923
Gross realized gains	0	0	0
Gross realized losses	0	0	0

A recap of the sales and maturities of available for sale securities follows (In thousands):

	Years Ended December 31
	2004	2003	2002

Proceeds from sales and maturities	$49,357	$42,765	$33,050
Gross realized gains	0	0	0
Gross realized losses	0	0	0

Investment securities with amortized costs of $84,470,000 and $81,005,000 and market values of $85,028,000 and $83,021,000 as of December 31, 2004 and 2003, respectively, were pledged to secure public deposits and for other purposes.

Note 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows (In thousands):

	December 31
	2004	2003

Commercial, financial, and agricultural	$281,909	$275,474
Real estate-construction	50,125	44,618
Real estate-mortgage	314,822	283,134
Installment loans to individuals	62,987	56,842
Lease financing	447	972
Other	1,895	2,406

Total loans, net of unearned income	$712,185	$663,446

Nonperforming assets are summarized as follows (In thousands):

	December 31
	2004	2003

Nonaccrual loans	$685	$1,754
Restructured loans	582	1,135
Loans past due 90 days or more	1,313	1,184

Total nonperforming loans	2,580	4,073
Foreclosed real estate	1,531	1,742

Total nonperforming assets	$4,111	$5,815

Impaired loans and related information are summarized in the following tables (In thousands):

	December 31
	2004	2003	2002

Loans specifically identified as impaired	$3,484	$6,435	$7,255

Allowance for loan losses associated with impaired loans	$939	$1,091	$1,171

	Years Ended December 31
	2004	2003	2002

Average balances of impaired loans for the years	$6,415	$8,663	$7,003

Interest income recorded for impaired loans	$261	$441	$391

An analysis of the changes in the allowance for loan losses follows (In thousands):

	Years Ended December 31
	2004	2003	2002

Balances at beginning of years	$7,846	$7,284	$6,440
Provision for loan losses	3,017	5,215	2,480
Recoveries of amounts previously charged off	745	358	297
Loans charged off	(3,646)	(5,011)	(1,933)

Balances at end of years	$7,962	$7,846	$7,284

Bancshares’ policy for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. Bancshares generally considers loans 90 days or more past due and all nonaccrual loans to be impaired.

At December 31, 2004, Bancshares had no significant commitments to loan additional funds to the borrowers of impaired loans.

Note 5 — PREMISES AND EQUIPMENT

The following is a summary of premises and equipment (In thousands):

	December 31
	2004	2003

Land	$4,254	$3,820
Buildings	10,334	9,611
Equipment	16,724	14,592
Leasehold improvements	1,087	1,087

	32,399	29,110
Less, accumulated depreciation	15,009	14,159

Total	$17,390	$14,951

Note 6 — TIME DEPOSITS AND SHORT-TERM BORROWED FUNDS

The scheduled maturities of time deposits at December 31, 2004, were as follows (In thousands):

Year	Amount

2005	$159,609
2006	38,310
2007	17,967

$215,886

Short-term borrowed funds outstanding consisted of securities sold under agreements to repurchase. These short-term borrowings by the Bank are collateralized by U.S. Treasury and other U.S. Government agency obligations with amortized cost of $4,824,000 and market value of $4,844,000 at December 31, 2004. The securities collateralizing the short-term borrowings have been delivered to a third party custodian for safekeeping. The following table presents certain information for securities sold under agreements to repurchase (In thousands):

	2004	2003	2002

Balances at December 31	$1,536	$2,032	$1,529

Average daily balance outstanding during the year	$1,300	$1,564	$1,733

Average interest rate paid during the year	0.71%	0.83%	2.44%

Note 7 — BORROWINGS

The Bank has established a secured credit availability with the FHLB totaling approximately $174,130,000 at year-end. At December 31, 2004 and 2003, the outstanding balances under this arrangement were $95,000,000 and $70,000,000, respectively. For 2004 and 2003, the effective interest rates incurred were 3.90% and 4.59%, respectively. Maturities are as follows (In thousands):

Year	Amount

2005	$47,000
2006	20,000
2007	0
2008	0
2009	0
Thereafter	28,000

$95,000

Borrowings under this line of credit are secured by the Bank’s stock in the FHLB and a blanket floating lien on certain qualifying 1-4 family mortgage loans as well as other qualifying loans.

The bank has obtained a $10,000,000 and a $20,000,000 irrevocable letter of credit which will expire on August 11, 2010 and September 3, 2014, respectively. These letters of credit were issued by the FHLB in favor of the State of North Carolina to secure public deposits.

Note 8 — COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit, both of which involve elements of credit and interest rate risk not reflected in the Consolidated Balance Sheets. The Bank uses the same credit policies in making commitments and issuing standby letters of credit as it does for on-balance sheet instruments. The Bank’s exposure to credit loss in the event of nonperformance by the party to whom commitments and standby letters of credit have been extended is represented by the contractual amount of the financial instrument.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon or fully utilized, the total commitment amounts do not necessarily represent future cash requirements. Collateral, if deemed necessary, is determined on a case-by-case basis and is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. Unfunded commitments to extend credit totaled $208,473,000 at December 31, 2004. The Bank determines the fair value of these commitments using an estimation of the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. However, the Bank does not charge a fee on a commitment to extend credit; therefore, the carrying amount and estimated fair value of such commitments were zero at December 31, 2004 and 2003.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates and may require payment of a fee. The credit risk involved is essentially the same as that involved in extending loan commitments to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. Standby letters of credit totaled $4,980,000 at December 31, 2004. The Bank determines the fair value of standby letters of credit by using an estimation of fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the present creditworthiness of the counterparties. At December 31, 2004 and 2003, the Bank had standby letters of credit with estimated fair values of $24,000 and $17,000, respectively.

The following table summarizes outstanding unfunded commitments at December 31, 2004 and 2003 (In thousands):

	2004	2003

Loan commitments	$189,626	$185,476
Credit card lines	18,847	17,593
Standby letters of credit	4,980	4,098

Total unused commitments	$213,453	$207,167

The Bank and Peoples Finance together grant commercial, installment and mortgage loans to customers throughout their service area. The Bank and Peoples Finance have a diversified loan portfolio with no specific concentration of credit risk. The Bank does have a concentration of credit risk by maintaining cash balances with other banks, which are $25,421,000 in excess of Federal Deposit Insurance limits and has federal funds sold of $14,246,000 at December 31, 2004.

Neither Bancshares nor any of its subsidiaries are involved in any legal proceedings that would have a materially adverse effect on their financial condition or results of operations.

Note 9 — SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following is an analysis of items in other operating income and other operating expenses as shown on the Consolidated Statements of Income (In thousands):

	Years Ended December 31
	2004	2003	2002

Other operating income:
Bankcard income	$2,531	$2,370	$1,853
Fee income	1,527	1,283	1,186
Investment Services commissions	1,297	1,499	747
Insurance commissions	231	227	313
Trust income	618	537	501
Other income	404	274	138

	$6,608	$6,190	$4,738

Other operating expenses:
Advertising	$851	$858	$824
Automated services	2,479	2,054	1,848
Bankcard expense	1,836	1,855	1,510
Legal and professional fees	2,052	1,442	1,293
Postage	764	722	691
Stationery, printing and supplies	901	848	944
Other expenses	4,475	4,289	3,750

	$13,358	$12,068	$10,860

Note 10 — INCOME TAXES

The components of income tax expense (benefits) are as follows (In thousands):

	Years Ended December 31
	2004	2003	2002

Current	$3,820	$4,133	$5,026

Deferred:
Allowance for loan losses	(44)	(217)	(325)
Depreciation	84	(25)	(58)
Pension	(11)	3	19
Deferred compensation	(70)	(71)	112
Deferred income	112	95	92
Other	40	(15)	147

Subtotal	111	(230)	(13)

Total	$3,931	$3,903	$5,013

A reconciliation of the federal statutory tax rate to the effective tax rate follows:

	Years Ended December 31
	2004	2003	2002

Federal statutory tax rate	34.0%	34.0%	34.0%
Tax exempt interest income	(4.2)	(4.6)	(4.2)
Nonqualified options exercised	(0.3)	(0.5)	(0.1)
Disallowed interest expense	0.3	0.3	0.4
State taxes, net of federal tax benefit	2.0	2.0	2.5
Other	0.1	0.1	0.3

Effective tax rate	31.9%	31.3%	32.9%

The components of the net deferred tax asset follow (In thousands):

	December 31
	2004	2003

Unrealized (gain) loss on securities available for sale	$54	$(633)
Allowance for loan losses	3,069	3,025
Depreciation	(396)	(312)
Pension	(400)	(411)
Deferred compensation	504	434
Deferred income	(1,237)	(1,125)
Other	7	47

Subtotal	1,601	1,025
Valuation allowance	0	0

Total	$1,601	$1,025

During 2003, the Bank purchased an investment tax credit partnership interest for $540,000. The partnership is expected to yield $1,000,000 in tax credits over the years 2003 to 2009. Bancshares accounts for tax credits using the flow-through method, thereby reducing income tax expense in the year in which the credits are received. Tax credit amounts were $187,000 for 2004 and $131,000 for 2003.

Note 11 — RELATED PARTY TRANSACTIONS

The Bank had loans outstanding to executive officers, directors and their affiliated companies. An analysis of the activity with respect to such aggregate loans to related parties is as follows (In thousands):

Balance at December 31, 2003	$9,516
New loans during the year	5,925
Repayments during the year	(7,710)

Balance at December 31, 2004	$7,731

Note 12 — INTANGIBLE ASSETS

The following tables summarize information about intangible assets which are included in Other Assets on the Consolidated Balance Sheets (In thousands):

	Years Ended December 31
	2004	2003	2002

Mortgage servicing rights:
Balances at beginning of years	$280	$276	$289
Mortgage servicing rights originated	181	261	121
Amortization of rights	(181)	(257)	(134)

Balances at end of years	$280	$280	$276

Total loans serviced at end of years	$90,892	$91,757	$94,966

Deposit premium:
Balances at beginning of years	$68	$117	$166
Amortization	(49)	(49)	(49)

Balances at end of years	$19	$68	$117

Goodwill:
Balances at beginning of years	$490	$490	$490
Impairment	0	0	0

Balances at end of years	$490	$490	$490

The summary of estimated amortization expense for existing intangibles, excluding goodwill, for the five years subsequent to 2004 follows (In thousands):

Year	Amount

2005	$158
2006	85
2007	42
2008	12
2009	2
Thereafter	0

$299

Note 13 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards Number 107, “Disclosures about Fair Value of Financial Instruments,” requires that Bancshares disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for Bancshares’ financial instruments.

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

Deposit Liabilities

The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at December 31, 2004. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The estimated fair values of Bancshares’ financial instruments are as follows (In thousands):

	December 31
	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and short term investments	$51,768	$51,768	$64,571	$64,571
Investment securities	129,194	130,297	121,091	122,724
Loans	712,185	733,864	663,446	709,516
Less allowance for loan losses	(7,962)	0	(7,846)	0

Net loans	704,223	733,864	655,600	709,516
Financial liabilities:
Deposits	722,275	718,942	702,502	700,446
Securities sold under agreements to repurchase	1,536	1,536	2,032	2,032
Borrowings from Federal Home Loan Bank	95,000	93,743	70,000	71,426

Note 14 — PENSION AND EMPLOYEE BENEFIT PLANS

The Bank and its subsidiaries have a noncontributory defined benefit pension plan, which covers substantially all employees. The benefits are based on years of service and the average of the highest five consecutive years of compensation paid during the ten years preceding normal retirement. Contributions are made on an annual basis, with the total amount of such contributions being between the minimum required for funding standard account purposes and the maximum deductible for federal income tax purposes.

The Bank and its subsidiaries have a plan to provide some health care benefits and life insurance for employees for the period between early retirement and normal retirement. Only those employees who retire after age 55 and have completed 10 years of service will be eligible for these benefits. The benefits are provided through a self-insured plan administered by an insurance company whose premiums are based on claims paid during the year. Statement of Financial Accounting Standards Number 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires the accrual of nonpension benefits as employees render service. The liability for postretirement benefits is unfunded.

The following tables set forth the changes in the projected benefit obligations and the fair value of plan assets for the Bank’s defined benefit pension plan and postretirement benefits provided for certain retired employees and the amounts recognized in the consolidated financial statements at December 31 (In thousands):

	Pension		Postretirement
	Benefits		Benefits
	2004	2003	2004	2003

Change in Benefit Obligation
Benefit obligation, beginning of year	$11,498	$8,746	$813	$746
Service cost	773	608	53	31
Interest cost	725	663	55	50
Actuarial gain	283	1,701	80	31
Participants’ contributions	0	0	10	10
Benefits paid to participants	(225)	(220)	(50)	(55)

Benefit obligation at end of year	$13,054	$11,498	$961	$813

Change in Plan Assets

Fair value, beginning of year	$8,489	$6,806	$0	$0
Actual return on plan assets	556	892	0	0
Participants’ contributions	0	0	10	10
Actual employer contributions	1,157	1,011	40	45
Benefits paid to participants	(225)	(220)	(50)	(55)

Fair value, end of year	$9,977	$8,489	$0	$0

Accrued(Prepaid) Benefit Cost

Funded status	$3,077	$3,009	$961	$813
Unrecognized net actuarial gain	(3,903)	(3,704)	(326)	(259)
Unrecognized prior service cost	(734)	(800)	0	0
Unrecognized transition asset	0	0	(92)	(103)

Net amount recognized in Consolidated financial statements	$(1,560)	$(1,495)	$543	$451

Net Periodic Benefit Cost

Service cost	$773	$608	$53	$31
Interest cost	725	663	55	50
Expected return on plan assets	(664)	(553)	0	0
Amortization of prior service cost	66	65	0	0
Transition Obligation	0	0	10	10
Net actuarial loss	191	1	14	10

Net periodic benefit cost	$1,091	$784	$132	$101

The following table sets forth the projected benefits payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (In thousands):

	Pension	Postretirement
	Benefits	Benefits

Estimated Benefits Payments for the Fiscal Year Ending:
December 31, 2005	$300	$61
December 31, 2006	425	71
December 31, 2007	275	85
December 31, 2008	525	91
December 31, 2009	575	87
December 31, 2010 – 2014	4,290	462

	Pension Benefits
	December 31
(Amounts in thousands)	2004	2003

Asset Allocation

Cash equivalents	8.3%	13.9%
Fixed income securities	38.0	34.1
Mutual Funds	8.1	9.8
Equity securities	45.2	41.8
Accrued income	0.4	0.4

Total	100.0%	100.0%

Accumulated benefit obligation	$9,758	$8,356

	2004	2003

Benefit Obligation Assumptions

Discount rate	6.25%	6.50%
Expected long-term rate of return on assets	7.50	7.50
Rate of increase in compensation levels	5.50	5.50
Rate of increase in maximum benefit levels	5.00	5.00

Bancshares expects to contribute $1,000,000 to its pension plan in 2005.

The pension plan’s investments are managed by the Trust Department of the Bank (the “Trust Department”). The Trust Department acts under the direction of the Trust Committee of the Board of Directors for the Bank (the “Trust Committee”). The Trust Committee approves the investment strategy and asset allocation guidelines for the plan, which is currently 40% in fixed income securities and cash equivalents and 60% in equity securities.

The fixed income portion consists primarily of individual debt securities from U.S. Government, Government Agencies and corporate debt securities rated A or better at the time of purchase by a nationally recognized rating service. High yield and foreign debt securities may be held in the portfolio, and are acquired through mutual funds. The equity portion consists of individual stocks and mutual funds. Equity securities are selected from a list of high quality companies meeting specific characteristics. Mutual funds are selected that have acceptable ratings from nationally recognized fund analytic companies.

The current diversification criteria allows for no more than 20% of the portfolio holdings in any one issuer with the exception of government, government agency, or insured fixed income instruments.

The plan’s sponsor uses an expected annual rate of return on plan assets of 7.50% in determining the plan’s Net Periodic Pension Cost under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions.” This assumption is a long-term assumption, and the plan sponsor believes it is consistent with and within the reasonable range of the expected nominal returns for any portfolio with similar investment strategies.

	Postretirement
	Benefits
	2004	2003

Assumed Health Care Cost Trend Rates

Health care cost trend assumed for next year	9.00%	10.00%
Ultimate trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2009	2008
Benefit Obligation Discount Rate Assumption	6.25%	6.50%

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (In thousands):

	1 Percentage	1 Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost	$15	$(12)

Effect on postretirement benefit obligation	$312	$(261)

Bancshares expects to contribute $61,000 to its postretirement plan in 2005.

The Bank and its subsidiaries have a defined contribution retirement plan covering substantially all employees with one year of service. Participating employees may contribute a percentage of their compensation to the plan, with the Bank and its subsidiaries matching a portion of the employee contribution. The Bank’s matching contribution is invested in Bancshares common stock. Bancshares’ stock held by the plan as of December 31, 2004 and 2003 was 136,443 and 122,766 shares, respectively. Total expense under the plan was $271,000, $302,000 and $220,000 for 2004, 2003, and 2002, respectively.

Note 15 — LEASES

The Bank is obligated under several lease agreements, which expire in 2005 through 2010. The leased property is for land and building use. Rental payments under these leases amounted to $504,000, $461,000 and $409,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

A summary of noncancelable lease commitments for the Bank follows (In thousands):

Years Ended December 31	Lease Commitments

2005	$458
2006	349
2007	306
2008	220
2009	168
Thereafter	24

$1,525

Note 16 — CAPITAL STOCK

Preferred Stock

The Board of Directors may issue Bancshares preferred stock in one or more classes or series. The Board of Directors has the authority, without the need for shareholder approval, to determine and vary the voting rights, designations, preferences, qualifications, privileges, limitations, options, conversion rights and other special rights of each series of preferred stock, including, but not limited to, dividend rates and manner of payment, preferential amounts payable upon voluntary or involuntary liquidation, voting rights, conversion rights, redemption prices, terms and conditions, and sinking fund and stock purchase prices, terms and conditions.

Common Stock

The common stock represents voting shares, and dividends on the common stock are paid at the discretion of the Board of Directors.

During 2004, 2003, and 2002, the corporation repurchased common stock in the amounts of 19,800, 0 and 20,000 shares, respectively, under a repurchase program authorized by the Board of Directors for up to 900,000 shares of common stock. As of December 31, 2004, Bancshares had repurchased a total of 463,581 shares under the plan. Consequently, Bancshares may repurchase an additional 436,419 shares under the plan, which expires May 31, 2006.

Rights

On February 10, 1998, the Board of Directors of Bancshares declared a dividend distribution of one right (each, a “Right”) for (a) each outstanding share of Bancshares’ common stock at the close of business on March 10, 1998, and (b) each share of Bancshares’ common stock issued after March 10, 1998, until the earliest of the following dates (the “Distribution Date”): (i) 10 business days after a public announcement that a person or group acquired, or has obtained the right to acquire, 20% or more of Bancshares’ outstanding shares of common stock (the “Stock Acquisition Date”); (ii) 10 business days after the beginning of a tender offer or exchange offer that would, if consummated, result in a person or group acquiring 20% or more of Bancshares’ outstanding shares of common stock; or (iii) 10 business days after the Board of Directors declares that a person or entity is an “Adverse Person,” which is generally defined as a person or entity who owns Bancshares’ common stock for purposes deemed by the board to be detrimental to the best interests of Bancshares. A Right entitles its registered holder to purchase from Bancshares 0.01 of a share of common stock at a purchase price per full share of $100.00, subject to adjustment; provided, however, that all Rights that are, or were, beneficially owned by any person, group or entity who is a party to any event listed under (b)(i) or (b)(ii) in the immediately preceding sentence or who the Board of Directors declares to be an Adverse Person will be null and void.

The description and terms of the Rights are more particularly set forth in a Rights Agreement dated as of February 10, 1998, by and between Bancshares and Wachovia Bank, N.A., as rights agent (the “Rights Agreement”). Generally, Rights holders may exercise their Rights upon the occurrence of either of the following events (the “Trigger Dates”): (a) the board determines that a person or entity is an Adverse Person or (b) a person or group becomes the beneficial owner of 25% or more of Bancshares’ common stock after the Distribution Date. After the Trigger Dates, Rights holders may exercise their Rights by (a) purchasing shares of Bancshares’ common stock in an amount equal to two times the exercise price of the Right or (b) at the board’s discretion, receiving shares of Bancshares’ common stock that equal the difference between the exercise price of the Right and the value of the consideration that a Rights holder would pay under section (a) of this sentence. For example, if on the Trigger Dates, the exercise price of each Right is $100.00 per full share of Bancshares’ common stock, a Rights holder would have the right to (a) purchase $200.00 of Bancshares’ common Stock for $100.00 or (b) at the board’s discretion, receive $100.00 of Bancshares’ common Stock without the payment of any exercise price. In addition, at any time after the Stock Acquisition Date, if Bancshares is acquired in a merger or other business combination transaction or if 50% or more of Bancshares’ assets are sold or transferred, each Rights holder will have the right to purchase shares of the acquiring company’s common stock in an amount equal to two times the exercise price of the Right.

The Rights will expire on December 31, 2007, and may be redeemed by Bancshares at a price of $0.01 at any time prior to the acquisition by a person or group of 20% or more of Bancshares’ common stock.

Stock-Based Compensation

Prior to the approval of the Comprehensive Benefit Plan, Bancshares’ Amended and Restated Deferred Compensation Plan for Directors (the “Deferral Plan”) allowed directors to defer part of the compensation they receive from Bancshares for their services as directors. After Bancshares’ shareholders approved the Comprehensive Benefit Plan on April 21, 2004, the Deferral Plan was terminated (except with respect to outstanding grants). The Comprehensive Benefit Plan authorizes the directors to defer part of the compensation they receive for their services as Bancshares directors. If a director elects to defer part of his or her compensation, Bancshares creates a bookkeeping account for the director and credits this account with a certain number of shares of Bancshares’ common stock, which is adjusted periodically to reflect the payment and reinvestment of dividends on the common stock. Directors have only an unsecured contractual commitment of Bancshares to pay the deferred amounts due under the Deferral Plan and the Comprehensive Benefit Plan. However, Bancshares maintains a “grantor” trust in connection with shares to be issued under its previous and current deferred compensation plans. This trust has purchased, and intends to continue to purchase, shares on the open market in an amount necessary to provide to directors future benefits that accrue under these plans (although the assets of the trust are subject to the claims of Bancshares’ general creditors in the event of Bancshares’ insolvency). The following table summarizes the common stock held in the trust, which is presented as a reduction of Shareholders’ Equity:

	December 31
	2004	2003	2002

Shares of common stock owned	74,183	69,295	62,875

Cost of common stock owned	$1,197,490	$1,100,665	$995,019

Bancshares administers the following stock-based compensation plans to the extent that there are outstanding awards to plan participants: (a) the 1986 Employee Incentive Stock Option Plan; (b) the 1994 Director Stock Option Plan; and (c) the 1996 Omnibus Stock Incentive Plan (collectively, the “Previous Benefit Plans”). After shareholders approved the Comprehensive Benefit Plan, the Previous Benefit Plans were terminated (except with respect to outstanding grants). The Comprehensive Benefit Plan gives the Compensation Committee the authority to issue 750,000 shares of common stock and an indeterminate amount of plan interests to plan participants in the form of stock options, restricted stock, restricted stock units, performance units and other stock-based awards. The Compensation Committee has the authority pursuant to the Comprehensive Benefit Plan to grant options, with such durations and vesting schedules as the Compensation Committee deems appropriate (provided, however, that such durations may not exceed ten years).

The following table summarizes information about outstanding and exercisable stock options at December 31, 2004:

	Weighted		Weighted		Weighted
Range of	Average		Average		Average
Exercise	Remaining	Number	Exercise	Number	Exercise
Prices	Life	Outstanding	Prices	Exercisable	Prices

$ 11.063 - 11.520	0.49	48,028	$11.508	47,778	$11.510
12.040 - 13.000	1.64	34,312	12.958	33,312	12.986
13.550 - 13.550	6.39	54,000	13.550	31,000	13.550
14.250 - 15.063	4.21	58,150	14.899	48,400	14.866
15.200 - 16.570	2.37	45,624	15.444	45,624	15.444
17.110 - 17.110	9.97	96,250	17.110	16,250	17.110
17.240 - 17.240	7.41	73,750	17.240	29,500	17.240
18.000 - 18.000	8.94	76,250	18.000	15,250	18.000
20.000 - 20.000	4.36	48,750	20.000	48,750	20.000
20.750 - 20.750	3.44	46,250	20.750	46,250	20.750

		581,364		362,114

A summary of the status of Bancshares’ stock-based compensation plans as of December 31, 2004 and 2003 and changes during the years then ended is presented below:

	2004		2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding at beginning of years	577,734	$16	584,786	$15
Granted	96,250	17	80,000	18
Exercised	(61,042)	13	(76,424)	11
Cancelled	(31,578)	18	(10,628)	21

Options outstanding at end of years	581,364	16	577,734	16

Options exercisable at end of years	362,114	16	362,734	16

Note 17 – QUARTERLY FINANCIAL DATA

Quarterly financial data for 2004 and 2003 is summarized below (in thousands, except per share data). The sum of the quarterly earnings per share amounts may not equal the annual earnings per share amounts due primarily to changes in the number of shares outstanding from quarter to quarter.

	2004				2003
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Interest income	$12,958	$12,403	$12,067	$11,891	$12,044	$12,788	$13,049	$12,909
Interest expense	2,875	2,615	2,420	2,457	2,518	2,641	2,939	3,079

Net interest income	10,083	9,788	9,647	9,434	9,526	10,147	10,110	9,830
Provision for loan losses	621	1,104	781	511	3,302	839	487	587

Net interest income after provision for loan losses	9,462	8,684	8,866	8,923	6,224	9,308	9,623	9,243
Noninterest income	3,278	3,540	3,889	3,356	3,615	3,838	3,715	3,349
Noninterest expense	9,461	9,654	9,468	9,104	9,008	9,360	9,309	8,757

Income before income taxes	3,279	2,570	3,287	3,175	831	3,786	4,029	3,835
Income taxes	1,065	793	1,051	1,022	29	1,261	1,332	1,281

Net income	$2,214	$1,777	$2,236	$2,153	$802	$2,525	$2,697	$2,554

Earnings per share:
Basic	$0.26	$0.21	$0.26	$0.25	$0.09	$0.30	$0.32	$0.30
Diluted	0.26	0.21	0.26	0.25	0.09	0.29	0.31	0.30

Note 18 — LSB BANCSHARES, INC. (PARENT COMPANY)

The condensed balance sheets for Bancshares as of December 31, 2004 and 2003, and the related condensed statements of income and cash flows for the years ended December 31, 2004, 2003 and 2002, are as follows (in thousands):

CONDENSED BALANCE SHEETS

	December 31
	2004	2003

Assets:
Cash	$1,656	$1,328
Investment in wholly-owned subsidiary	89,683	86,586
Other assets	744	737

Total assets	$92,083	$88,651

Liabilities and Shareholders’ equity:
Other liabilities	$1,255	$1,100
Shareholders’ equity	90,828	87,551

Total liabilities and Shareholders’ equity	$92,083	$88,651

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31
	2004	2003	2002

Dividends from subsidiary	$5,490	$5,454	$5,484
Other operating expense	207	251	168

Income before equity in earnings of subsidiary	5,283	5,203	5,316
Equity in earnings of subsidiary	3,097	3,375	4,898

Net income	$8,380	$8,578	$10,214

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2004	2003	2002

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$8,380	$8,578	$10,214
Adjustments to reconcile net income to net cash provided by operating activities:
Change in investment in wholly-owned subsidiary	(3,097)	(3,375)	(4,898)

Net cash provided by operating activities	5,283	5,203	5,316

CASH FLOW FROM INVESTING ACTIVITIES:
(Increase) decrease in other assets	(7)	7	(81)

CASH FLOW FROM FINANCING ACTIVITIES:
Sale of capital stock	784	858	427
Dividends paid	(5,490)	(5,454)	(5,080)
Common stock acquired	(397)	(106)	(521)
Increase in other liabilities	155	91	116

Net cash used for financing activities	(4,948)	(4,611)	(5,058)

Increase in cash	328	599	177
Cash at beginning of years	1,328	729	552

Cash at end of years	$1,656	$1,328	$729

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

As of the end of the period covered by this report, Bancshares has evaluated, under the supervision and with the participation of Bancshares’ management, including Bancshares’ Chief Executive Officer and Chief Financial Officer, the effectiveness of Bancshares’ disclosure controls and procedures (as defined in Rule 13A-15(e) promulgated under the Exchange Act). Based upon that evaluation, Bancshares’ Chief Executive Officer and Chief Financial Officer have concluded that Bancshares’ disclosure controls and procedures are effective to ensure that information required to be disclosed by Bancshares in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC.

Bancshares’ management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13A-15(f) promulgated under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Bancshares’ management assessed the effectiveness of Bancshares’ internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, Bancshares’ management believes that, as of December 31, 2004, Bancshares’ internal control over financial reporting is effective.

Bancshares’ independent auditor, Turlington and Company L.L.P., has issued an audit report on management’s assessment of Bancshares’ internal control over financial reporting. This Report of Independent Registered Public Accounting begins on page 33 in Item 8 above.

During the quarter ended December 31, 2004, there have been no changes in Bancshares’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancshares’ internal control over financial reporting.

Item 9B. Other Information.

Bancshares entered into an Employment Continuity Agreement with Andrew G. McDowell (the “McDowell Agreement”), effective as of December 22, 2004, pursuant to which Mr. McDowell will receive an annual base salary of $105,000.00, as adjusted by Bancshares from time to time. Under the McDowell Agreement, Mr. McDowell is entitled to participate in the various plans and programs (including employee benefit plans) as may be offered by Bancshares from time to time, in accordance with the terms and provisions of such plans or programs.

The McDowell Agreement has a one-year term that automatically extends for an additional one-year term at the first anniversary and each subsequent anniversary thereafter unless terminated in accordance with the terms and conditions of the McDowell Agreement. Bancshares or Mr. McDowell may terminate the McDowell Agreement at any time for any or no reason.

Generally, if Mr. McDowell’s employment with Bancshares terminates as a result of a “Covered Termination” (as defined in the McDowell Agreement), Mr. McDowell is eligible to receive twelve months of base salary (or twenty-four months of base salary if Mr. McDowell is terminated within six months after a Change in Control has occurred, also as defined in the McDowell Agreement), certain bonuses payments, other taxable cash compensation and various group health benefits.

Mr. McDowell agreed in the McDowell Agreement to keep certain information regarding Bancshares and its business confidential. In addition, Mr. McDowell agreed to a covenant not to compete which restricts his business activities within a particular area for a period of time after his employment with Bancshares is terminated.

The above description is qualified in its entirety by the terms and conditions of the McDowell Agreement, a copy of which is attached hereto as Exhibit 10.17 and is incorporated herein by reference.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information called for by Item 10 with respect to directors is set forth in Bancshares’ Proxy Statement for its 2005 Annual Meeting of Shareholders (the “Proxy Statement”) under the caption, “Proposal 1: Election of Directors” and is hereby incorporated by reference, except for information with respect to Marvin Gentry, who is retiring from the Board of Directors as of April 20, 2005 in accordance with the directors’ retirement policy set forth in Bancshares’ Bylaws and Bancshares’ Governance Guidelines, which were adopted by the Board of Directors on December 21, 2004. Mr. Gentry, age 70, has been a director of Bancshares since 1997. He does not serve as a director, officer or employee for any company other than as director of Bancshares. Prior to his retirement in October 2000, Mr. Gentry served for many years as President and Chief Executive Officer of The New Fortis Corporation, a wholly-owned subsidiary of K. Hovnanian Enterprises .

The information called for by Item 10 with respect to executive officers is set forth in the Proxy Statement under the captions, “Governance of Bancshares: Executive Officers of Bancshares” and “Executive Compensation: Employment Continuity Agreements” and is hereby incorporated by reference.

The information called for by Item 10 with respect to (a) the identification of the members of Bancshares’ Audit Committee; (b) the presence of an audit committee financial expert; and (c) changes to procedures by which Bancshares’ shareholders may recommend nominees to Bancshares’ Board of Directors is set forth in the Proxy Statement under the captions, (a) “Governance of Bancshares: Current Members of the Board;” (b) “Governance of Bancshares: Board Committees: Audit Committee;” and (c) “Shareholder Proposals,” respectively, and is hereby incorporated by reference.

The information called for by Item 10 with respect to matters related to Section 16 of the Exchange Act is set forth in the Proxy Statement under the caption, “Management’s Ownership of Common Stock: Section 16(a) Beneficial Ownership Reporting Compliance” and is hereby incorporated by reference.

Bancshares has two codes of ethics, one entitled “Code of Business Conduct and Ethics,” which applies to all directors, executives, officers and employees of Bancshares and all of its direct and indirect subsidiaries, and one entitled “Code of Business Conduct and Ethics for CEO and Senior Financial Officers,” which applies to Bancshares’ Chief Executive Officer and senior financial officers including Bancshares’ chief financial officer and principal accounting officers. Copies of both Codes of Ethics are available on Bancshares’ website, www.lsbnc.com.

Item 11. Executive Compensation.

The information called for by Item 11 with respect to executive compensation is set forth in the Proxy Statement under the captions, “Governance of Bancshares: Certain Relationships and Related Transactions,” “Governance of Bancshares: Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Stock Performance Graph” and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information called for by Item 12 with respect to securities authorized for issuance under equity compensation plans is set forth in the Proxy Statement under the caption, “Executive Compensation: Equity Compensation Plan Information” and is hereby incorporated by reference. The information called for by Item 12 with respect to security ownership of executive officers, directors, and nominees for director is set forth in the Proxy Statement under the caption, “Management’s Ownership of Common Stock,” and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

The information called for by Item 13 with respect to transactions with management and others, certain business relationships and indebtedness of management is set forth in the Proxy Statement under the caption, “Governance of Bancshares: Certain Relationships and Related Transactions” and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information called for by Item 14 with respect to principal accountant fees and services is set forth in the Proxy Statement under the caption, “Proposal 2: Ratification of Appointment of Turlington and Company, L.L.P. as Bancshares’ Independent Auditors for 2005” and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules: None

(3) Exhibits

3.1	Articles of Incorporation of Bancshares, as amended, which are incorporated by reference to Exhibit 4.1 of Bancshares’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2001 (SEC File No. 333-61046).

3.2	Amended and Restated Bylaws of Bancshares, which are incorporated by reference to Exhibit 3.2 of Bancshares’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 4, 2004 (SEC File No. 000-11448).

4.1	Specimen certificate of common stock, $5.00 par value, which is incorporated by reference to Exhibit 4 of Bancshares’ Registration Statement on Form S-1 (SEC File No. 2-99312).

4.2	Rights Agreement dated as of February 10, 1998 by and between Bancshares and Wachovia Bank, N.A., as Rights Agent, which is incorporated by reference to Exhibit 1 of Bancshares’ Registration Statement on Form 8-A filed with the SEC on March 6, 1998 (SEC File No. 000-11448).

10.1*	1994 Director Stock Option Plan of Bancshares, which is incorporated by reference to Exhibit 4 of Bancshares’ Registration Statement on Form S-8 filed with the SEC on July 15, 1994 (SEC File No. 33-81664).

10.2*	1996 Omnibus Stock Incentive Plan, which is incorporated by reference to Exhibit 10.2 of Bancshares’ Annual Report on Form 10-K for the year ended December 31,

1995 filed with the SEC on March 28, 1996 (SEC File No. 000-11448).

10.3*	1996 Management Incentive Plan, which is incorporated by reference to Exhibit 10.3 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on March 28, 1996 (SEC File No. 000-11448).

10.4*	Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Appendix VI of Bancshares’ 2003 Proxy Statement filed with the SEC on March 16, 2004 (SEC File No. 000-11448).

10.5*	Form of Stock Option Award Agreement for a Director adopted under Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.1 of Bancshares’ Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).

10.6*	Form of Incentive Stock Option Award Agreement for an Employee adopted under Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.2 of Bancshares’ Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).

10.7*	Form of Director Fee Deferral Agreement adopted under Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.1 of Bancshares’ Current Report on Form 8-K filed with the SEC on December 29, 2004 (SEC File No. 000-11448).

10.8*	Employment Continuity Agreement effective as of December 24, 1997 between Bancshares and Nicholas A. Daves.

10.9*	Employment Continuity Agreement effective as of June 9, 1998 between Bancshares and Suzanne J. Bullotta, which is incorporated by reference to Exhibit 10.16 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC on March 25, 1999 (SEC File No. 000-11448).

10.10*	Employment Continuity Agreement effective as of October 15, 2001 between Bancshares and M. Jack Smith.

10.11*	Employment Continuity Agreement effective as of January 1, 2004 between Bancshares and Robert F. Lowe, which is incorporated by reference to Exhibit 10.7 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.12*	Form of Employment Continuity Agreement effective as of January 1, 2004 between Bancshares and Monty J. Oliver and H. Franklin Sherron, Jr. with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, which is incorporated by reference to Exhibit 10.8 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.13*	Form of Employment Continuity Agreement effective as of January 1, 2004 between Bancshares and Kathy V. Richardson and Pamela J. Varela with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, which is incorporated by reference to Exhibit 10.9 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.14*	Form of Employment Continuity Agreement effective as of January 1, 2004 between Bancshares and Robert E. Lineback, Jr. and Philip G. Gibson with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, which is incorporated by reference to Exhibit 10.10 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.15*	Form of Employment Continuity Agreement effective as of January 1, 2004 between Bancshares and Ronald E. Coleman, D. Gerald Sink, Robin A. Huneycutt and Ronald W. Sink with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, which is incorporated by reference to Exhibit 10.11 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.16*	Employment Continuity Agreement effective as of August 16, 2004 between Bancshares and David P. Barksdale.

10.17*	Employment Continuity Agreement effective as of December 22, 2004 between Bancshares and Andrew G. McDowell.

21	List of Subsidiaries at December 31, 2004.

23	Consent of Turlington and Company, L.L.P.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement.

[SIGNATURES BEGIN ON THE NEXT PAGE]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSB BANCSHARES, INC.

By:	/s/ Robert F. Lowe

Name:	Robert F. Lowe
Title:	Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Robert F. Lowe Robert F. Lowe	Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 15, 2005

/s/ Monty J. Oliver Monty J. Oliver	Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 15, 2005

/s/ Michael S. Albert Michael S. Albert	Director	February 15, 2005

/s/ Walter A. Hill, Sr. Walter A. Hill, Sr.	Director	February 15, 2005

/s/ Robert B. Smith, Jr. Robert B. Smith, Jr.	Director	February 15, 2005

/s/ John W. Thomas III John W. Thomas III	Director	February 15, 2005

/s/ Leonard H. Beck Leonard H. Beck	Director	February 15, 2005

/s/ Marvin D. Gentry Marvin D. Gentry	Director	February 15, 2005

/s/ Samuel R. Harris, MD Samuel R. Harris, MD	Director	February 15, 2005

/s/ David A. Smith David A. Smith	Director	February 15, 2005

SIGNATURE	TITLE	DATE
/s/ Burr W. Sullivan Burr W. Sullivan	Director	February 15, 2005

/s/ Sue H. Hunter Sue H. Hunter	Director	February 15, 2005

/s/ Roberts E. Timberlake Roberts E. Timberlake	Director	February 15, 2005

/s/ Lloyd G. Walter, Jr. Lloyd G. Walter, Jr.	Director	February 15, 2005

/s/ Julius S. Young, Jr. Julius S. Young, Jr.	Director	February 15, 2005

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Articles of Incorporation of Bancshares, as amended, which are incorporated by reference to Exhibit 4.1 of Bancshares’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2001 (SEC File No. 333-61046).

3.2	Amended and Restated Bylaws of Bancshares, which are incorporated by reference to Exhibit 3.2 of Bancshares’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 4, 2004 (SEC File No. 000-11448).

4.1	Specimen certificate of common stock, $5.00 par value, which is incorporated by reference to Exhibit 4 of Bancshares’ Registration Statement on Form S-1 (SEC File No. 2-99312).

4.2	Rights Agreement dated as of February 10, 1998 by and between Bancshares and Wachovia Bank, N.A., as Rights Agent, which is incorporated by reference to Exhibit 1 of Bancshares’ Registration Statement on Form 8-A filed with the SEC on March 6, 1998 (SEC File No. 000-11448).

10.1*	1994 Director Stock Option Plan of Bancshares, which is incorporated by reference to Exhibit 4 of Bancshares’ Registration Statement on Form S-8 filed with the SEC on July 15, 1994 (SEC File No. 33-81664).

10.2*	1996 Omnibus Stock Incentive Plan, which is incorporated by reference to Exhibit 10.2 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on March 28, 1996 (SEC File No. 000-11448).

10.3*	1996 Management Incentive Plan, which is incorporated by reference to Exhibit 10.3 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on March 28, 1996 (SEC File No. 000-11448).

10.4*	Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Appendix VI of Bancshares’ 2003 Proxy Statement filed with the SEC on March 16, 2004 (SEC File No. 000-11448).

10.5*	Form of Stock Option Award Agreement for a Director adopted under Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.1 of Bancshares’ Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).

10.6*	Form of Incentive Stock Option Award Agreement for an Employee adopted under Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.2 of Bancshares’ Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).

10.7*	Form of Director Fee Deferral Agreement adopted under Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.1 of Bancshares’ Current Report on Form 8-K filed with the SEC on December 29, 2004 (SEC File No. 000-11448).

Exhibit
No.	Description
10.8*	Employment Continuity Agreement effective as of December 24, 1997 between Bancshares and Nicholas A. Daves.

10.9*	Employment Continuity Agreement effective as of June 9, 1998 between Bancshares and Suzanne J. Bullotta, which is incorporated by reference to Exhibit 10.16 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC on March 25, 1999 (SEC File No. 000-11448).

10.10*	Employment Continuity Agreement effective as of October 15, 2001 between Bancshares and M. Jack Smith.

10.11*	Employment Continuity Agreement effective as of January 1, 2004 between Bancshares and Robert F. Lowe, which is incorporated by reference to Exhibit 10.7 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.12*	Form of Employment Continuity Agreement effective as of January 1, 2004 between Bancshares and Monty J. Oliver and H. Franklin Sherron, Jr. with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, which is incorporated by reference to Exhibit 10.8 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.13*	Form of Employment Continuity Agreement effective as of January 1, 2004 between Bancshares and Kathy V. Richardson and Pamela J. Varela with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, which is incorporated by reference to Exhibit 10.9 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.14*	Form of Employment Continuity Agreement effective as of January 1, 2004 between Bancshares and Robert E. Lineback, Jr. and Philip G. Gibson with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, which is incorporated by reference to Exhibit 10.10 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.15*	Form of Employment Continuity Agreement effective as of January 1, 2004 between Bancshares and Ronald E. Coleman, D. Gerald Sink, Robin A. Huneycutt, and Ronald W. Sink with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, which is incorporated by reference to Exhibit 10.11 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.16*	Employment Continuity Agreement effective as of August 16, 2004 between Bancshares and David P. Barksdale.

10.17*	Employment Continuity Agreement effective as of December 22, 2004 between Bancshares and Andrew G. McDowell.

21	List of Subsidiaries at December 31, 2004.

23	Consent of Turlington and Company, L.L.P.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
No.	Description
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement.