Form 10-Q
period 2005-03-31
LSB BANCSHARES INC /NC/
filed 2005-05-09
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                     to

Commission file number 000-11448

LSB BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

North Carolina (State or Other Jurisdiction of Incorporation or Organization)	56-1348147 (I.R.S. Employer Identification No.)

LSB BANCSHARES, INC.
ONE LSB PLAZA
LEXINGTON, NORTH CAROLINA 27292

(Address of Principal Executive Offices)
(Zip Code)

(336) 248-6500

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

LSB Bancshares, Inc. had 8,568,965 shares of common stock outstanding as of April 29, 2005.

LSB BANCSHARES, INC.
AND SUBSIDIARIES

FORM 10-Q
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
	March 31	December 31
(In thousands, except shares)	2005	2004
Assets
Cash and Due from Banks	$37,935	$35,407
Interest -Bearing Bank Balances	1,358	2,115
Federal Funds Sold	17,489	14,246
Investment Securities (Note 3):
Held to Maturity, Market Value $30,092 and $29,642	29,300	28,539
Available for Sale	98,958	100,655
Loans (Note 4)	743,956	712,185
Less, Allowance for Loan Losses (Note 4)	(8,145)	(7,962)

Net Loans	735,811	704,223
Premises and Equipment	17,577	17,390
Other Assets	13,633	12,413

Total Assets	$952,061	$914,988

Liabilities
Deposits:
Demand	$103,165	$88,805
Savings, N.O.W. and Money Market Accounts	414,482	417,584
Certificates of Deposit of less than $100,000	128,874	118,569
Certificates of Deposit of $100,000 or more	117,179	97,317

Total Deposits	763,700	722,275
Securities Sold Under Agreements to Repurchase	1,395	1,536
Borrowings from the Federal Home Loan Bank	90,000	95,000
Other Liabilities	7,098	5,435

Total Liabilities	862,193	824,246

Shareholders’ Equity
Preferred Stock, Par Value $.01 Per Share:
Authorized 10,000,000 Shares; None issued	—	—
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,554,860 Shares in 2005 and 8,560,254 Shares in 2004	42,774	42,951
Paid-In Capital	10,022	10,482
Directors’ Deferred Plan	(1,285)	(1,197)
Retained Earnings	39,370	38,592
Accumulated Other Comprehensive Income (loss)	(1,013)	(86)

Total Shareholders’ Equity	89,868	90,742

Total Liabilities and Shareholders’ Equity	$952,061	$914,988

Memorandum: Standby Letters of Credit	$5,131	$4,980

Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31
(In thousands, except shares and per share amounts)	2005	2004

Interest Income
Interest and Fees on Loans	$12,290	$10,594
Interest on Investment Securities:
Taxable	877	820
Tax Exempt	346	382
Interest-Bearing Bank Balances	88	49
Federal Funds Sold	81	46

Total Interest Income	13,682	11,891

Interest Expense
Deposits	2,376	1,645
Securities Sold Under Agreements to Repurchase	4	3
Borrowings from the Federal Home Loan Bank	949	809

Total Interest Expense	3,329	2,457

Net Interest Income	10,353	9,434
Provision for Loan Losses (Note 4)	539	511

Net Interest Income after Provision for Loan Losses	9,814	8,923

Noninterest Income
Service Charges on Deposit Accounts	1,553	1,671
Gains on Sales of Mortgages	132	110
Other Operating Expense	1,577	1,575

Total Noninterest Income	3,262	3,356

Noninterest Expense
Personnel Expense	5,334	5,147
Occupancy Expense	464	460
Equipment Depreciation and Maintenance	591	539
Other Operating Expense	3,374	2,958

Total Noninterest Expense	9,763	9,104

Income Before Income Taxes	3,313	3,175
Income Taxes	1,081	1,022

Net Income	$2,232	$2,153

Earnings Per Share:
Basic	$0.26	$0.25
Diluted	$0.26	$0.25

Weighted Average Shares Outstanding:
Basic	8,578,604	8,553,379
Diluted	8,622,545	8,631,926

Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements
Of Changes in Shareholders’ Equity
(Unaudited)

						Accumulated
				Directors’		Other	Total
	Common Stock		Paid-in	Deferred	Retained	Comprehensive	Shareholders’
(In thousands, except shares)	Shares	Amount	Capital	Plan	Earnings	Income (loss)	Equity

Balances at December 31, 2003	8,548,942	$42,745	$10,205	$(1,101)	$35,702	$1,009	$88,560
Net Income	—	—	—	—	2,153	—	2,153
Change in unrealized gain on securities available for sale, net of deferred income taxes	—	—	—	—	—	125	125

Comprehensive income	—	—	—	—	2,153	125	2,278
Cash dividends declared on common stock	—	—	—	—	(1,368)	—	(1,368)
Common stock issued for stock options exercised	11,312	56	89	—	—	—	145
Common stock acquired	—	—	—	(61)	—	—	(61)

Balances at March 31, 2004	8,560,254	$42,801	$10,294	$(1,162)	$36,487	$1,134	$89,554

Balances at December 31, 2004	8,590,184	$42,951	$10,482	$(1,197)	$38,592	$(86)	$90,742
Net Income	—	—	—	—	2,232	—	2,232
Change in unrealized gain on securities available for sale, net of deferred income taxes	—	—	—	—	—	(927)	(927)

Comprehensive income	—	—	—	—	2,232	(927)	1,305
Cash dividends declared on common stock	—	—	—	—	(1,454)	—	(1,454)
Common stock issued for stock options exercised	4,937	24	34	—	—	—	58
Common stock acquired	(40,261)	(201)	(494)	(88)	—	—	(783)

Balances at March 31, 2005	8,554,860	$42,774	$10,022	$(1,285)	$39,370	$(1,013)	$89,868

Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31
(In thousands)	2005	2004

Cash Flow from Operating Activities
Net Income	$2,232	$2,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	515	500
Securities premium amortization and discount accretion, net	32	25
(Increase) decrease in loans held for sale	(2,078)	4,038
Deferred income taxes	111	(40)
Increase in income taxes payable	972	1,062
Increase in income earned but not received	(575)	(18)
Increase in interest accrued but not paid	40	52
Net (increase) decrease in other assets	(176)	60
Net increase in other liabilities	651	361
Provision for loan losses	539	511
Gain on sale of premises and equipment	—	(12)

Net cash provided by operating activities	2,263	8,692

Cash Flow from Investing Activities
Purchases of securities held to maturity	(769)	(560)
Proceeds from maturities of securities held to maturity	5	1,746
Purchases of securities available for sale	(6,569)	(16,840)
Proceeds from maturities of securities available for sale	6,730	12,500
Net increase in loans made to customers	(30,049)	(19,705)
Purchases of premises and equipment	(702)	(1,548)
Proceeds from sale of premises and equipment	—	16
Net (increase) decrease in federal funds sold	(3,243)	8,428

Net cash used for investing activities	(34,597)	(15,963)

Cash Flow from Financing Activities
Net increase (decrease) in demand deposits, N.O.W., money market and savings accounts	11,258	(9,743)
Net increase in time deposits	30,167	7,378
Net decrease in securities sold under agreement to repurchase	(141)	(687)
Proceeds from long -term debt	10,000	20,000
Payments on long -term debt	(15,000)	(10,000)
Dividends paid	(1,454)	(1,368)
Proceeds from issuance of common stock	58	145
Common stock acquired	(783)	(61)

Net cash provided by financing activities	34,105	5,664

Increase (decrease) in cash and cash equivalents	1,771	(1,607)
Cash and cash equivalents at the beginning of the period	37,522	38,685

Cash and cash equivalents at the end of the period	$39,293	$37,078

Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Cash Flows continued
(Unaudited)

	Three Months Ended
	March 31
(In thousands)	2005	2004

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$3,289	$2,406

Supplemental Disclosures of Noncash Transactions
Transfer of loans to other real estate owned	$167	$213
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	(1,508)	203
Change in deferred income taxes	581	(78)
Change in shareholders’ equity	(927)	125

Notes to consolidated financial statements are an integral part hereof.

Notes To Consolidated Financial Statements
As of or for the Periods Ended March 31, 2005 and 2004

Note 1 – Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

LSB Bancshares, Inc. (“Bancshares”) is a bank holding company headquartered in Lexington, North Carolina. Bancshares’ principal business is providing banking and other financial services through its banking subsidiary, Lexington State Bank (the “Bank”). The Bank has two wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. (“Peoples Finance”) and LSB Investment Services, Inc. (“LSBIS”). The Bank offers a complete array of services in commercial banking including accepting deposits, corporate cash management, discount brokerage, IRA plans, mortgage production, secured and unsecured loans and trust functions through twenty-six offices in seventeen communities located in Davidson, Forsyth, Stokes, Guilford, Randolph and Wake counties. Peoples Finance offers secured and unsecured loans to individuals up to a maximum of $10,000 as well as dealer originated loans. LSBIS offers products through UVEST Investment Services, an independent broker-dealer. Investments are neither deposits nor obligations of the Bank, nor are they guaranteed or insured by any depository institution, the Federal Deposit Insurance Corporation, or any other government agency.

The organization and business of Bancshares, accounting policies followed by Bancshares and other relevant information are contained in the notes to the consolidated financial statements in Bancshares Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2005 (SEC File No. 000-11448)(the “Form 10-K”). This quarterly report should be read in conjunction with such Form 10-K.

Note 2 — Net Income Per Share

Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of Bancshares.

A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows (In thousands):

	Three Months Ended
	March 31
	2005	2004

Weighted average number of common shares used in computing basic net income per share	8,578,604	8,553,379
Effect of diluted stock options	43,941	78,557

Diluted weighted average common shares outstanding	8,622,545	8,631,936

Note 3 — Investment Securities (In thousands)

	March 31, 2005 – Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State, county and municipal securities	$29,300	$884	$(92)	$30,092

	March 31, 2005 – Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency obligations	$91,632	$227	$(1,801)	$90,058
State, county and municipal securities	3,095	28	(102)	3,021
Equity securities	5,879	—	—	5,879

Total	$100,606	$255	$(1,903)	$98,958

	December 31, 2004 – Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State, county and municipal securities	$28,539	$1,121	$(18)	$29,642

	December 31, 2004 – Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency obligations	$91,685	$593	$(687)	$91,591
State, county and municipal securities	3,101	36	(82)	3,055
Equity securities	6,009	—	—	6,009

Total	$100,795	$629	$(769)	$100,655

The following is a schedule of securities in a loss position as of March 31, 2005 (In thousands):

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency obligations	$45,931	$(857)	$26,310	$(945)	$72,241	$(1,802)
State, county and municipal securities	5,352	(74)	1,978	(120)	7,330	(194)

Total securities	$51,283	$(931)	$28,288	$(1,065)	$79,571	$(1,996)

Investment securities with amortized cost of $90,543,000 and $84,470,000, as of March 31, 2005, and December 31, 2004, respectively, were pledged to secure public deposits and for other purposes. The Bank has also obtained a $10,000,000 and a $20,000,000 irrevocable letter of credit, which will expire on August 11, 2010, and September 3, 2014, respectively. These letters of credit were issued by the Federal Home Loan Bank of Atlanta (“FHLB”) in favor of the State of North Carolina and are used in lieu of securities to pledge against public deposits.

No investment securities were sold during the period ending March 31, 2005.

Note 4 — Loans and Allowance for Loan Loss

A summary of consolidated loans follows (In thousands):

	March 31	December 31
	2005	2004

Commercial, financial, & agricultural	$290,439	$281,909
Real estate – construction	49,544	50,125
Real estate – mortgage	330,981	314,822
Installment loans to individuals	69,908	62,987
Lease financing	545	447
Other	2,539	1,895

Total loans, net of unearned income	$743,956	$712,185

Nonperforming assets are summarized as follows (In thousands):

	March 31	December 31
	2005	2004

Nonaccural loans	$545	$685
Restructured loans	795	582
Loans past due 90 days or more	1,785	1,313

Total nonperforming loans	3,125	2,580
Foreclosed real estate	1,536	1,531

Total nonperforming assets	$4,661	$4,111

Impaired loans and related information are summarized in the following tables (In thousands):

	March 31	December 31
	2005	2004

Loans specifically identified as impaired	$3,883	$3,484

Allowance for loan losses associated with impaired loans	$969	$939

	For the period ended March 31
	2005	2004

Average balances of impaired loans for the periods	$3,939	$7,408

Interest income recorded for impaired loans	$59	$75

Bancshares’ policy for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. Bancshares generally considers loans 90 days or more past due and all nonaccrual loans to be impaired. Interest income on impaired loans is recognized consistent with Bancshares’ income recognition policy of daily accrual of income until the loan is determined to be uncollectible and placed in a nonaccrual status.

An analysis of the changes in the allowance for loan losses follows (In thousands):

	Three Months Ended March 31
	2005	2004

Balance, beginning of period	$7,962	$7,846
Provision for loan losses	539	511
Recoveries of amounts previously charged off	90	309
Loans charged off	(446)	(442)

Balance, end of period	$8,145	$8,224

At March 31, 2005, loans totaling $20,886,000 were held for sale stated at the lower of cost or market on an individual basis.

Note 5 — Recent Accounting Pronouncements

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the effective date of SFAS 123R shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under SFAS 123. SFAS 123R is effective for all stock-based awards granted on or after January 1, 2006. Bancshares is currently assessing the effect of adopting SFAS 123R on its financial position and operating results. See “Subsequent Event” in Managements Discussion and Analysis.

Note 6 — Stock Compensation Plans

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

Bancshares had stock based compensation plans at March 31, 2005 accounted for under Accounting Principles Board Opinion Number 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123 and SFAS 148, Bancshares’ net income and earnings per share would have been reduced to the following pro forma amounts (In thousands, except per share amounts):

	Three Months Ended March 31
	2005	2004
Net income, as reported	$2,232	$2,153
Less, total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	81	68

Pro forma net income	$2,151	$2,085

	Three Months Ended March 31
	2005	2004
Earning Per Share:
Basic – as reported	$0.26	$0.25

Basic – pro forma	$0.25	$0.24

Diluted – as reported	$0.26	$0.25

Diluted – pro forma	$0.25	$0.24

Note 7 — Pension and Post Retirement Medical Benefit Expenses

The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	Pension Benefits		Retiree Medical
	Three Months Ended		Three Months Ended
	March 31		March 31
	2005	2004	2005	2004
Service cost	$216	$193	$15	$13
Interest cost	202	181	15	14
Expected Return on plan assets	(196)	(166)	—	—
Amortization of prior service	16	16	—	—
Amortization of transition obligation	—	—	3	3
Amortization of loss	53	48	4	4

Net periodic benefit cost	$291	$272	$37	$34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operation during the time periods required by Item 303 of Regulation S-K for Bancshares and its wholly-owned subsidiary the Bank. The consolidated financial statements also include the accounts and results of operation of the Bank’s wholly owned subsidiaries, Peoples Finance and LSBIS. This discussion and analysis is intended to complement the unaudited financial statements, footnotes and supplemental financial data in this Form 10-Q, and should be read in conjunction therewith.

This report contains certain forward-looking statements related to anticipated future operating and financial performance, and other similar statements of expectations. These forward-looking statements are often identified by words such as “believes”, “anticipates”, “expects” or other similar words or phrases. These forward-looking statements are based on estimates, beliefs and assumptions made by management and are not guarantees of future performance. Actual results may differ from those expressed or implied as the result of various factors, including: (1) the strength of the United States’ economy generally and the strength of the local economies in which Bancshares conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Bancshares’ loan portfolio and allowance for loan losses; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Bancshares’ capital markets and capital management activities, including, without limitation, Bancshares’ private equity investment activities and brokerage activities; (5) the timely development (or lack thereof) of competitive new products and services by Bancshares and the acceptance of these products and services by new and existing customers; (6) the willingness of customers to accept third party products marketed by Bancshares; (7) the willingness of customers to substitute competitors’ products and services for Bancshares’ products and services and vice versa; (8) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking and securities); (9) technological changes; (10) changes in consumer spending and saving habits; (11) the effect of corporate restructurings, acquisitions and/or dispositions, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (12) the growth and profitability of Bancshares’ noninterest or fee income being less than expected; (13) unanticipated regulatory or judicial proceedings; (14) the impact of changes in accounting policies by the SEC or other regulatory agencies; (15) adverse changes in financial performance and/or condition of Bancshares’ borrowers which could impact repayment of such borrowers’ outstanding loans; and (16) Bancshares’ success at managing the risks involved in the foregoing. Bancshares cautions that the foregoing list of important factors is not exclusive. Bancshares does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Bancshares.

Introduction

Bancshares is a bank holding company headquartered in Lexington, North Carolina. Its principal assets are all of the outstanding shares of common stock of its commercial bank subsidiary, Lexington State Bank. Founded in 1949, the Bank operates as a North Carolina chartered commercial bank serving customers through twenty-six offices in seventeen communities located in Davidson, Forsyth, Stokes, Guilford, Randolph, and Wake counties in North Carolina. Bancshares expanded its operations during 2004 through the opening of a mortgage loan production office in the Raleigh-Durham area of North Carolina and with the opening of a full service bank branch located in Jamestown, North Carolina. In the third quarter of 2004, the Bank completed the modernization and consolidation of its branch network in Lexington in order to better serve its customers. This was accomplished through the closing of one office and the consolidation of two other offices into existing branches. Through the Bank and the Bank’s two non-bank subsidiaries, Peoples Finance and LSBIS, Bancshares provides a wide range of financial services to individuals and corporate customers.

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

Critical Accounting Policies

The accounting and reporting policies of the Bank and its subsidiaries comply with generally accepted accounting principles in the United States and conform to standards within the industry. Bancshares believes that its most significant accounting policies deal with:

•	The allowance for loan loss, as it requires the most subjective and complex judgments from senior management. Management considers several factors in determining the allowance for loan loss. These include economic conditions, advice of regulators, historical experience and factors affecting particular borrowers. Changes in the assumptions of these policies could result in a significant impact on the Bank’s financial statements. For further information, see the Asset Quality and Allowance for Loan Losses section.

•	Pension and post retirement benefit plans to employees. The calculation of obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions. Actuarial valuations and the determination of future market values of plan assets are subject to management judgment and may differ significantly if different assumptions are used. Please refer to Note 7, “Pension and Post Retirement Medical Benefit Expenses,” in the “Notes to Consolidated Financial Statements” for disclosures related to Bancshares’ benefits plans.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Interest Income

The primary source of earnings for Bancshares is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.

Net interest income for the first quarter of 2005 of $10.353 million was up $919,000 or 9.7% compared to $9.434 million for the first quarter of 2004. The increase was largely attributable to an improvement in the net interest margin from 4.73% at March 31, 2004 to 4.88% at March 31, 2005, and 7.2% growth in average earning assets. Loan growth in the first quarter of 2005 was $31.771 million or 4.5% compared to December 31, 2004, and $64.976 million or 9.6% compared to March 31, 2004. For the period ended March 31, 2005, total deposits were up $41.425 million or 5.7% compared to December 31, 2004, and $63.563 million or 9.1% compared to March 31, 2004.

The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the quarters ended March 31, 2005 and 2004.

Fully taxable equivalent basis1 (In thousands):

	Three Months Ended			Three Months Ended
	March 31, 2005			March 31, 2004
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Earning assets:
Loans and leases receivable[2]	$727,081	$12,290	6.86%	$669,820	$10,594	6.36%
Taxable securities	92,803	877	3.83	89,565	820	3.68
Tax exempt securities	32,011	499	6.32	29,703	557	7.54
Federal Home Loan Bank	5,941	56	3.82	3,764	38	4.06
Interest-bearing bank balances	2,125	32	2.10 [5]	2,183	11	2.03
Federal funds sold	13,581	81	2.42	19,571	46	0.95

Total earning assets	873,542	13,835	6.42	814,606	12,066	5.96

Non-earning assets:
Cash and due from banks	36,265			35,874
Premises and equipment	17,634			15,667
Other assets	12,669			11,483
Allowance for loan losses	(8,046)			(8,114)

Total assets	$932,064	$13,835		$869,516	$12,066

Interest-bearing liabilities:
Savings and time deposits	$647,356	$2,376	1.49%	$621,719	$1,645	1.06%
Securities sold under agreement to repurchase	1,474	4	1.10	1,631	3	0.74
Borrowing from the Federal Home Loan Bank	93,389	949	4.12	70,879	809	4.59

Total interest-bearing liabilities	742,219	3,329	1.82	694,229	2,457	1.42
Other liabilities and shareholders’ equity:
Demand deposits	92,464			80,718
Other liabilities	5,880			4,904
Shareholders’ equity	91,501			89,665

Total liabilities and shareholders’ equity	$932,064	3,329		$869,516	2,457

Net interest income and net interest margin[3]		$10,506	4.88%		$9,609	4.74%

Interest rate spread[4]			4.60%			4.54%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

[2]	The average loans and leases receivable balances include non-accruing loans. Loan fees for the three months ended March 31, 2005 and 2004 of $472 and $558 respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

[5]	In calculating the annualized yield for Interest-bearing bank balances for 2005 we excluded $21,000, which was received as interest on a refund for a franchise tax overpayment.

Noninterest Income and Expense

In the first quarter of 2005 noninterest income declined $94,000 or 2.8%. The decline in noninterest income for 2005 was the result of a decrease in service charges on deposit accounts from $1.671 million for the first quarter of 2004 to $1.553 million for the first quarter of 2005, a 7.1% decrease. Gain on sale of mortgage loans increased $22,000 or 20.0% for the first quarter of 2005 compared to the same period in 2004.

In the first quarter of 2005, noninterest expense increased $659,000 or 7.2% compared to the same period in 2004. Personnel expense in the first quarter of 2005, consisting of employee salaries and benefits, increased $187,000 or 3.6% from the same period in 2004. The increase in personnel expense is largely attributable to an increase in health insurance costs of $119,000, due to unusually low claims activity in the first quarter of 2004, and an increase in incentive compensation anticipated for 2005, due to the Bank and its subsidiaries increased loan and sales projections for 2005 over the 2004 activity. These increases were slightly offset by a modest reduction in staff, which decreased salary expense. The staff reductions resulted from consolidation of three offices in the Lexington community and improved efficiencies in bank operations. Full-time equivalent employees for Bancshares totaled 418 at March 31, 2005 compared to 430 at March 31, 2004. Equipment depreciation and maintenance expense increased $52,000 or 9.7% in the first quarter of 2005 compared to the same period in 2004. The increase in equipment depreciation and maintenance expense is largely due to the Bank insulting a new item processing system during 2004 along with the normal result of growth.

For the changes in other operating expenses, please see the table, Other Operating Income and Expenses, below.

Other Operating Income and Expenses (In thousands)

	Three Months Ended
	March 31,		Percentage
	2005	2004	Variance
Other operating income:
Bankcard income	$603	609	(1.0)%
Fee income	410	355	15.5
Investment Services commissions	289	371	(22.1)
Insurance commissions	48	58	(17.2)
Trust income	176	154	14.3
Other income	51	28	82.1

	$1,577	1,575	0.1

Other operating expenses:
Advertising	$232	155	49.7%
Automated services	742	587	26.4
Bankcard expense	433	417	3.8
Legal and professional fees	492	412	19.4
Postage	209	197	6.1
Stationery, printing and supplies	172	204	(15.7)
Other expense	1,094	986	11.0

	$3,374	$2,958	14.1

Asset Quality and Allowance for Loan Losses

At March 31, 2005, the allowance for loan losses was $8.145 million or 1.09% of loans outstanding compared to $7.962 million or 1.12% of loans outstanding at December 31, 2004, and $8.224 million or 1.21% of loans outstanding at March 31, 2004. Net charge-offs for the quarter ended March 31, 2005 were $356,000 or 0.05% of average loans outstanding compared to net charge-offs of $133,000 or 0.02% of average loans outstanding as of March 31, 2004. The low level of net charge-offs for the first quarter 2004 are related, in large part, to some recoveries of two problem credits that were written off in the fourth quarter of 2003. Adequate provisions and allowances for loan loss reserves are based on numerous factors including growth of the loan portfolio, delinquencies, net charge-offs, non-performing loans and collateral values. Additional information regarding the allowance for loan losses is presented in the table, Asset Quality Analysis, below.

The provision for loan losses charged to operations for the first quarter of 2005 totaled $539,000 compared to $511,000 for the first quarter of 2004. At March 31, 2005, the allowance for loan losses was 2.61 times nonperforming loans compared to 1.94 at December 31, 2004 and 1.64 times at March 31, 2004. Based on analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for loan losses to be adequate. Management continues to monitor the asset quality of the loan portfolio. Loans charged-off are recorded based upon the financial condition of the borrower and the likelihood of repayment.

Loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed herein as nonperforming do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. For these loans, management is not aware of any information, which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. In the opinion of management, all loans where serious doubts exist as to the ability of borrowers to comply with the present repayment terms have been included in the schedule presented below.

Asset Quality Analysis

	March 31		December 31	March 31
(Dollars in thousands)	2005		2004	2004
Reserve for Loan Losses:
Beginning Balance	$7,962		$7,846	$7,846
Provision for loan losses	539		3,017	511
Net (charge-off) recoveries	(356)		(2,901)	(133)

Ending Balance	$8,145		$7,962	$8,224

Risk Assets:
Nonaccrual loans	$545		$685	$2,074
Foreclosed real estate	1,536		1,531	1,673
Restructured loans	795		582	1,133
Loans 90 days or more past due and still accruing	1,785		1,313	1,809

Total risk assets	$4,661		$4,111	$6,689

Asset Quality Ratios:
Nonaccrual loans as a percentage of total loans	0.07%		0.10%	0.32%
Nonperforming assets as a percentage of:
Total assets	0.49		0.45	0.74
Loans plus foreclosed property	0.63		0.58	0.98
Net charge-offs as a percentage of average loans	0.20	*	0.42	0.07	*
Reserve for loan losses as a percentage of loans	1.09		1.12	1.21

Ratio of reserve for loan losses to:
Net charge-offs	5.64	*	2.74	15.45	*
Nonaccrual loans	14.94		11.62	3.96

*	Denotes Annualized

Accrued income taxes applicable to income for the quarter ended March 31, 2005 were $1.081 million compared to $1.022 million for the quarter ended March 31, 2004. Pretax income for the first quarter of 2005 of $3.313 million increased $138,000 compared to $3.175 million for the first quarter of 2004. The increase in accrued taxes for the quarter ended March 31, 2005 is primarily due to the increased taxable income. During 2003, the Bank purchased an investment tax credit partnership interest for $540,000. The partnership is expected to yield $1.000 million in tax credits over the years 2003 to 2009. Actual credits applied to the quarter ended March 31, 2005 and 2004, were $39,000 and $47,000, respectively. Bancshares accounts for tax credits using the flow-through method, thereby reducing income tax expense in the year in which the credits were received.

Capital Resources and Shareholders’ Equity

In May 2004, the Board of Directors of Bancshares approved an extension of the stock repurchase program, first approved in November of 1998 and extended in August of 1999, for up to an additional 300,000 shares of Bancshares’ common stock. Currently, this repurchase program is scheduled to conclude on May 31, 2006. The Board authorized the repurchase of shares of common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. The repurchase program assists in the goal of building shareholder value and maintaining appropriate capital levels.

The following table shows a breakdown of the shares that have been repurchased under the repurchase program during the quarter.

			Total Shares	Maximum Remaining
	Total # of	Average	Purchased Pursuant	# of Shares Available
	Shares	Price	to Publicly	for Repurchase
Month	Purchased	Per Share	Announced Plan	Under the Plan
January 1 – January 31	3,472	$17.46	467,053	432,947
February 1 – February 28	5,678	$17.51	472,731	427,269
March 1 – March 31	31,111	$17.23	503,842	396,158

Regulatory guidelines require minimum levels of capital based on a risk weighting of each asset category and off-balance sheet contingencies. Regulatory agencies divide capital into Tier 1 or core capital and total capital. Tier 1 capital, as defined by regulatory agencies, consists primarily of common shareholders’ equity less goodwill and certain other intangible assets. Total capital consists of Tier 1 capital plus the allowable portion of the allowance for loan losses and certain long-term debt. Additional regulatory capital measures include the Tier 1 leverage ratio. Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. In addition to the aforementioned risk-based capital requirements, the Bank is subject to a leverage capital requirement, requiring a minimum ratio of Tier 1 Capital (as defined previously) to total adjusted average assets of 3.0% to 5.0%. The Bank’s capital requirements are summarized in the table below (Dollars in thousands):

			Risk-Based Capital
	Leverage Capital		Tier 1 Capital		Total Capital
	Amount	Percent[1]	Amount	Percent[2]	Amount	Percent[2]
Actual	$90,382	9.70%	$90,382	11.55%	$98,527	12.59%
Required	27,947	3.00	31,310	4.00	62,621	8.00
Excess	62,435	6.70	59,072	7.55	35,906	4.59

1	Percentage of total adjusted average assets. The Federal Reserve Board’s minimum leverage ratio requirement is 3.0% to 5.0% depending on the institutions composite rating as determined by its regulators. The Federal Reserve Board has not advised the Bank of any specific requirement applicable to it.

2	Percentage of risk-weighted assets.

Subsequent Event

Due to the pending adoption of SFAS No. 123(R), effective April 11, 2005, the Stock Option and Compensation Committee of the Board of Directors of Bancshares (the “Compensation Committee”) voted to immediately vest certain unvested and underwater options held by current employees and executive officers.

The decision to vest these options, which the Compensation Committee and the Executive Committee of the Board of Directors of Bancshares believe was in the best interests of Bancshares and its shareholders, was made to reduce compensation expense that otherwise would have been recorded in future periods once Bancshares became subject to SFAS 123(R), which is currently scheduled to become effective for Bancshares’ fiscal year beginning January 1, 2006. As a result of this accelerated vesting, Bancshares expects to reduce its future aggregate compensation expense related to the options subject to the vesting by a total of approximately $227,000, based on estimated value calculations using Black-Scholes valuation methodology.

Market Risk Management

Bancshares’ market risk arises primarily from the interest rate risk inherent in its lending and deposit-taking activities. The objectives of market risk management are to ensure long-range profitability performance and minimize risk, adhere to proper liquidity and maintain sound capital. To meet these goals, the Asset/liability Committee of Bancshares (“ALCO”) monitors the exposure to interest rate risk, balance sheet trends, pricing policies and liquidity position. The objectives are to achieve relatively stable net interest margins and assure liquidity through coordinating the volumes, maturities or repricing opportunities of earning assets, deposits and borrowed funds. This is accomplished through strategic pricing of asset and liability accounts. As a result of this management, appropriate maturities and/or repricing opportunities are developed to produce consistent earnings during changing interest rate environments.

Based upon its view of existing and expected market conditions, ALCO adopts balance sheet strategies intended to optimize net interest income to the extent possible while minimizing the risk associated with unanticipated changes in interest rates. Core deposits have historically been the primary funding sources for asset growth. Correspondent relationships have been maintained with several large banks in order to have access to federal funds purchases when needed. The Bank also has available lines of credit maintained with the FHLB, which can be used for funding and/or liquidity needs. This credit is collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences as well as qualified multi-family and home equity lines. The Bank has a $10 million and a $20 million irrevocable letter of credit with the FHLB that are used in lieu of securities to pledge against public deposits. The Bank also has retail CD brokerage agreements that provide additional sources of liquidity for funding needs.

To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and interest-sensitive liabilities. The Bank uses an asset/liability simulation model to produce a gap analysis. The simulation model computes projected runoff of deposits that do not have contractual maturity dates. On March 31, 2005, the one-year cumulative interest sensitivity gap was a positive $171 million for a ratio of interest-sensitive assets to interest-sensitive liabilities of 1.55. Management believes that is an acceptable ratio.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

Bancshares’ market risk arises primarily from the interest rate risk inherent in its lending and deposit-taking activities. The structure of Bancshares’ loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. Bancshares does not maintain a trading account nor is it subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with ALCO, which is appointed by Bancshares’ Board of Directors. ALCO meets on a regular basis to review interest rate risk exposure and liquidity positions. Balance sheet management and funding strategies are reviewed to ensure that any potential impact on earnings and liquidity, resulting from a fluctuation in interest rates, is within acceptable standards.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6. Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

Exhibit 31.2	Certification Pursuant to Section 302 of SOX

Exhibit 32	Certification Pursuant to Section 906 of SOX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2005	LSB BANCSHARES, INC.
(Registrant)

	By:	/s/ Monty J. Oliver

Name: Monty J. Oliver
Title: Secretary and Chief Financial Officer
(Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”).

31.2	Certification Pursuant to Section 302 of SOX.

32	Certification Pursuant to Section 906 of SOX.