Form 10-Q
period 2005-06-30
LSB BANCSHARES INC /NC/
filed 2005-08-08
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
LSB Bancshares, Inc. had 8,536,191 shares of common stock outstanding as of July 31, 2005.

LSB BANCSHARES, INC.
AND SUBSIDIARIES
FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Balance Sheets

	(Unaudited)
	June 30	December 31
(In thousands, except shares)	2005	2004

Assets
Cash and Due from Banks	$44,327	$35,407
Interest-Bearing Bank Balances	1,920	2,115
Federal Funds Sold	17,390	14,246
Investment Securities (Note 3):
Held to Maturity, Market Value $29,965 and $29,642	29,392	28,539
Available for Sale	102,369	100,655
Loans (Note 4)	767,281	712,185
Less, Allowance for Loan Losses (Note 4)	(8,466)	(7,962)

Net Loans	758,815	704,223
Premises and Equipment	17,922	17,390
Other Assets	17,192	12,413

Total Assets	$989,327	$914,988

Liabilities
Deposits:
Demand	$123,573	$88,805
Savings, N.O.W. and Money Market Accounts	395,473	417,584
Certificates of Deposit of less than $100,000	138,587	118,569
Certificates of Deposit of $100,000 or more	132,554	97,317

Total Deposits	790,187	722,275
Securities Sold Under Agreements to Repurchase	964	1,536
Borrowings from the Federal Home Loan Bank	101,000	95,000
Other Liabilities	6,073	5,435

Total Liabilities	898,224	824,246

Shareholders’ Equity
Preferred Stock, Par Value $.01 Per Share:
Authorized 10,000,000 Shares; None issued	—	—
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,547,988 Shares in 2005 and 8,590,184 Shares in 2004	42,740	42,951
Paid-In Capital	9,750	10,482
Directors’ Deferred Plan	(1,286)	(1,197)
Retained Earnings	40,346	38,592
Accumulated Other Comprehensive Income (loss)	(447)	(86)

Total Shareholders’ Equity	91,103	90,742

Total Liabilities and Shareholders’ Equity	$989,327	$914,988

Memorandum: Standby Letters of Credit	$5,380	$4,980
Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except shares and per share amounts)	2005	2004	2005	2004

Interest Income
Interest and Fees on Loans	$13,509	$10,848	$25,799	$21,442
Interest on Investment Securities:
Taxable	879	771	1,756	1,591
Tax Exempt	368	372	714	754
Interest-Bearing Bank Balances	105	37	193	86
Federal Funds Sold	100	39	181	85

Total Interest Income	14,961	12,067	28,643	23,958

Interest Expense
Deposits	2,946	1,597	5,322	3,242
Securities Sold Under Agreements to Repurchase	1	2	5	5
Borrowings from the Federal Home Loan Bank	963	821	1,912	1,630

Total Interest Expense	3,910	2,420	7,239	4,877

Net Interest Income	11,051	9,647	21,404	19,081
Provision for Loan Losses (Note 4)	1,060	781	1,599	1,292

Net Interest Income after Provision for Loan Losses	9,991	8,866	19,805	17,789

Noninterest Income
Service Charges on Deposit Accounts	1,700	1,835	3,253	3,506
Gains on Sales of Mortgages	146	147	278	257
Other Operating Income	1,635	1,907	3,212	3,482

Total Noninterest Income	3,481	3,889	6,743	7,245

Noninterest Expense
Personnel Expense	5,352	4,962	10,686	10,109
Occupancy Expense	456	420	920	880
Equipment Depreciation and Maintenance	576	554	1,167	1,093
Other Operating Expense	3,424	3,532	6,798	6,490

Total Noninterest Expense	9,808	9,468	19,571	18,572

Income Before Income Taxes	3,664	3,287	6,977	6,462
Income Taxes	1,234	1,051	2,315	2,073

Net Income	$2,430	$2,236	$4,662	$4,389

Earnings Per Share:
Basic	$0.28	$0.26	$0.54	$0.51
Diluted	$0.28	$0.26	$0.54	$0.51
Weighted Average Shares Outstanding:
Basic	8,559,262	8,587,482	8,570,943	8,570,431
Diluted	8,593,894	8,623,383	8,610,089	8,624,437
Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements
Of Changes in Shareholders’ Equity
(Unaudited)

						Accumulated
				Directors’		Other	Total
	Common Stock		Paid-in	Deferred	Retained	Comprehensive	Shareholders’
(In thousands, except shares)	Shares	Amount	Capital	Plan	Earnings	Income (loss)	Equity

Balances at December 31, 2003	8,548,942	$42,745	$10,205	$(1,101)	$35,702	$1,009	$88,560
Net Income	—	—	—	—	4,389	—	4,389
Change in unrealized gain on securities available for sale, net of deferred income taxes	—	—	—	—	—	(1,209)	(1,209)

Comprehensive income	—	—	—	—	4,389	(1,209)	3,180
Cash dividends declared on common stock	—	—	—	—	(2,742)	—	(2,742)
Common stock issued for stock options exercised	30,526	251	394	—	—	—	645
Common stock acquired	—	(99)	(202)	(73)	—	—	(374)

Balances at June 30, 2004	8,579,468	$42,897	$10,397	$(1,174)	$37,349	$(200)	$89,269

Balances at December 31, 2004	8,590,184	$42,951	$10,482	$(1,197)	$38,592	$(86)	$90,742
Net Income	—	—	—	—	4,662	—	4,662
Change in unrealized gain on securities available for sale, net of deferred income taxes	—	—	—	—	—	(361)	(361)

Comprehensive income	—	—	—	—	4,662	(361)	4,301
Cash dividends declared on common stock	—	—	—	—	(2,908)	—	(2,908)
Common stock issued for stock options exercised	38,257	191	267	—	—	—	458
Common stock acquired	(80,453)	(402)	(999)	(89)	—	—	(1,490)

Balances at June 30, 2005	8,547,988	$42,740	$9,750	$(1,286)	$40,346	$(447)	$91,103

Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30
(In thousands)	2005	2004

Cash Flow from Operating Activities
Net Income	$4,662	$4,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,025	1,007
Securities premium amortization and discount accretion, net	55	55
(Increase) decrease in loans held for sale	(6,382)	3,742
Deferred income taxes	111	(40)
Decrease in income taxes payable	(372)	(200)
(Increase) decrease in income earned but not received	(477)	65
Increase (decrease) in interest accrued but not paid	370	(26)
Net (increase) decrease in other assets	(4,188)	35
Net increase in other liabilities	640	56
Provision for loan losses	1,599	1,292
Gain on sale of premises and equipment	(3)	(12)

Net cash provided (used) by operating activities	(2,960)	10,363

Cash Flow from Investing Activities
Purchases of securities held to maturity	(4,052)	(4,180)
Proceeds from maturities of securities held to maturity	3,197	2,517
Purchases of securities available for sale	(13,579)	(37,746)
Proceeds from maturities of securities available for sale	11,225	34,315
Net increase in loans made to customers	(49,808)	(29,059)
Purchases of premises and equipment	(1,557)	(2,954)
Proceeds from sale of premises and equipment	3	26
Net (increase) decrease in federal funds sold	(3,144)	7,118

Net cash used for investing activities	(57,715)	(29,963)

Cash Flow from Financing Activities
Net increase in demand deposits, N.O.W., money market and savings accounts	12,657	10,054
Net increase in time deposits	55,255	2,475
Net decrease in securities sold under agreement to repurchase	(572)	(898)
Proceeds from long-term debt	48,000	54,000
Payments on long-term debt	(42,000)	(34,000)
Dividends paid	(2,908)	(2,742)
Proceeds from issuance of common stock	458	645
Common stock acquired	(1,490)	(374)

Net cash provided by financing activities	69,400	29,160

Increase in cash and cash equivalents	8,725	9,560
Cash and cash equivalents at the beginning of the period	37,522	38,685

Cash and cash equivalents at the end of the period	$46,247	$48,245

Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Cash Flows continued
(Unaudited)

	Six Months Ended
	June 30
(In thousands)	2005	2004

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$6,869	$4,903
Income Taxes	2,579	2,435

Supplemental Disclosures of Noncash Transactions
Transfer of loans to other real estate owned	$3,425	$1,419
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	(587)	(1,968)
Change in deferred income taxes	226	759
Change in shareholders’ equity	(361)	(1,209)
     Notes to consolidated financial statements are an integral part hereof.

Notes To Consolidated Financial Statements
As of or for the Periods Ended June 30, 2005 and 2004
Note 1 — Basis of Presentation
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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
The organization and business of Bancshares, accounting policies followed by Bancshares and other relevant information are contained in the notes to the consolidated financial statements in Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2005 (SEC File No. 000-11448) (the “Form 10-K”). This quarterly report should be read in conjunction with such Form 10-K.
Note 2 — Net Income Per Share
Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of Bancshares.

A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Weighted average number of common shares used in computing basic net income per share	8,559,262	8,587,482	8,570,943	8,570,431
Effect of diluted stock options	34,632	35,901	39,146	54,006

Diluted weighted average common shares outstanding	8,593,894	8,623,383	8,610,089	8,624,437

Note 3 — Investment Securities (In thousands)

	June 30, 2005 — Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State, county and municipal securities	$29,392	$810	$237	$29,965

	June 30, 2005 — Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency obligations	$94,105	$342	$967	$93,480
State, county and municipal securities	2,619	—	103	2,516
Equity securities	6,373	—	—	6,373

Total	$103,097	$342	$1,070	$102,369

	December 31, 2004 — Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State, county and municipal securities	$28,539	$1,121	$18	$29,642

	December 31, 2004 — Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency obligations	$91,685	$593	$687	$91,591
State, county and municipal securities	3,101	36	82	3,055
Equity securities	6,009	—	—	6,009

Total	$100,795	$629	$769	$100,655

The following is a schedule of securities in a loss position as of June 30, 2005 (In thousands):

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency obligations	$35,339	$(354)	$26,638	$(613)	$61,977	$(967)
State, county and municipal securities	6,993	(251)	2,008	(89)	9,001	(340)

Total securities	$42,332	$(605)	$28,646	$(702)	$70,978	$(1,307)

Investment securities with amortized cost of $94,018,000 and $84,470,000, as of June 30, 2005, and December 31, 2004, respectively, were pledged to secure public deposits and for other purposes. The Bank has also obtained two $10,000,000 and a $20,000,000 irrevocable letter of credit, which will expire on May 10, 2006, August 11, 2010, and September 3, 2014, respectively. These letters of credit were issued by the Federal Home Loan Bank of Atlanta (“FHLB”) in favor of the State of North Carolina and are used in lieu of securities to pledge against public deposits.
No investment securities were sold during the six months ending June 30, 2005.
Note 4 — Loans and Allowance for Loan Loss
A summary of consolidated loans follows (In thousands):

	June 30	December 31
	2005	2004

Commercial, financial, & agricultural	$282,575	$281,909
Real estate – construction	54,383	50,125
Real estate – mortgage	349,744	314,822
Installment loans to individuals	77,819	62,987
Lease financing	570	447
Other	2,190	1,895

Total loans, net of unearned income	$767,281	$712,185

Nonperforming assets are summarized as follows (In thousands):

	June 30	December 31
	2005	2004

Nonaccrual loans	$584	$685
Restructured loans	789	582
Loans past due 90 days or more	2,037	1,313

Total nonperforming loans	3,410	2,580
Foreclosed real estate	4,274	1,531

Total nonperforming assets	$7,684	$4,111

Impaired loans and related information are summarized in the following tables (In thousands):

	June 30	December 31
	2005	2004

Loans specifically identified as impaired	$7,331	$3,484

Allowance for loan losses associated with impaired loans	$851	$939

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Average balances of impaired loans	$7,127	$7,227	$5,533	$6,880

Interest income recorded for impaired loans	$90	$82	$149	$158

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
An analysis of the changes in the allowance for loan losses follows (In thousands):

	Six Months Ended June 30
	2005	2004

Balance, beginning of period	$7,962	$7,846
Provision for loan losses	1,599	1,292
Recoveries of amounts previously charged off	247	538
Loans charged off	(1,342)	(1,564)

Balance, end of period	$8,466	$8,112

At June 30, 2005, loans totaling $25,190,000 were held for sale stated at the lower of cost or market on an individual basis.
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
Bancshares had stock based compensation plans at June 30, 2005 accounted for under Accounting Principles Board Opinion Number 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123 and SFAS 148, Bancshares’ net income and earnings per share would have been reduced to the following pro forma amounts (In thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Net income, as reported	$2,430	$2,236	$4,662	$4,389
Less, total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	244	81	325	149

Pro forma net income	$2,186	$2,155	$4,337	$4,240

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Earnings Per Share:
Basic — as reported	$0.28	$0.26	$0.54	$0.51

Basic — pro forma	$0.26	$0.25	$0.51	$0.49

Diluted — as reported	$0.28	$0.26	$0.54	$0.51

Diluted — pro forma	$0.25	$0.25	$0.50	$0.49

Due to the pending adoption of SFAS No. 123(R), effective April 11, 2005, the Stock Option and Compensation Committee of the Board of Directors of Bancshares (the “Compensation Committee”) voted to immediately vest certain unvested and underwater options held by current employees and executive officers.

The early vesting of these options was made to reduce compensation expense that otherwise would have been recorded in future periods once Bancshares became subject to SFAS 123(R), which is currently scheduled to become effective for Bancshares’ fiscal year beginning January 1, 2006. As a result of this accelerated vesting, Bancshares expects to reduce its future aggregate compensation expense related to the options subject to the vesting by a total of approximately $227,000, based on estimated value calculations using Black-Scholes valuation methodology.
Note 7 — Pension and Post Retirement Medical Benefit Expenses
The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	Pension Benefits		Retiree Medical
	Three Months Ended		Three Months Ended
	June 30		June 30
	2005	2004	2005	2004
Service cost	$216	$193	$15	$13
Interest cost	202	181	15	14
Expected Return on plan assets	(196)	(166)	—	—
Amortization of prior service	16	16	—	—
Amortization of transition obligation	—	—	3	3
Amortization of loss	53	48	4	4

Net periodic benefit cost	$291	$272	$37	$34

	Pension Benefits		Retiree Medical
	Six Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Service cost	$432	$386	$30	$26
Interest cost	404	362	30	28
Expected Return on plan assets	(392)	(332)	—	—
Amortization of prior service	32	32	—	—
Amortization of transition obligation	—	—	6	6
Amortization of loss	106	96	8	8

Net periodic benefit cost	$582	$544	$74	$68

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
Introduction
Bancshares is a bank holding company headquartered in Lexington, North Carolina. Its principal assets are all of the outstanding shares of common stock of its commercial bank subsidiary, Lexington State Bank. Founded in 1949, the Bank operates as a North Carolina chartered commercial bank serving customers through twenty-six offices in seventeen communities located in Davidson, Forsyth, Stokes, Guilford, Randolph, and Wake counties in North Carolina. Bancshares expanded its operations during 2004 through the opening of a mortgage loan production office in the Raleigh-Durham area of North Carolina and with the opening of a full service bank branch located in Jamestown, North Carolina. In the third quarter of 2004, the Bank completed the modernization and consolidation of its branch network in Lexington in order to better serve its customers. This was accomplished through the closing of one office and the consolidation of two other offices into existing branches. Through the Bank and the Bank’s two non-bank subsidiaries, Peoples Finance and LSBIS, Bancshares provides a wide range of financial services to individual and corporate customers.
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

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Net Interest Income
The primary source of earnings for Bancshares is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.
Net interest income for the second quarter of 2005 of $11.051 million increased $1.404 million or 14.6% compared to $9.647 million for the second quarter of 2004. The increase was largely attributable to an improvement in the net interest margin from 4.80% for the quarter ended June 30, 2004 to 4.98% for the quarter ended June 30, 2005, and 9.6% growth in average earning assets for the quarter. In 2005, there have been four increases to the federal funds rate of 0.25% each by the Federal Reserve. The Bank has followed each increase in the federal funds rate with the same increase to its prime rate. Normally, rising interest rates negatively affect the Bank’s margin performance but during this cycle the Bank has been able to control interest costs while benefiting from increased asset yields.
Noninterest Income and Expense
Noninterest income, net of a one-time gain of $292,000 in 2004 on the sale of property that had been classified as other real estate owned, declined $116,000 or 3.2%. The decline in noninterest income for the quarter was the result of a decrease in service charges on deposit accounts from $1.835 million for the second quarter of 2004 to $1.700 million for the second quarter of 2005, a 7.4% decrease.
In the second quarter of 2005, noninterest expense increased $340,000 or 3.6% compared to the same period in 2004. Personnel expense in the second quarter of 2005, consisting of employee salaries and benefits, increased $390,000 or 7.9% from the same period in 2004. The increase in personnel expense is largely attributable to the following three areas: (1) an increase in salary expense of $160,000, although the full-time equivalents decreased from 425 at June 30, 2004 to 422 at June 30, 2005 (due to a consolidation of three offices in Lexington). The positions eliminated were teller and customer service representative positions while recent new positions hired have been at a higher compensation level; (2) annual salary increases for officers were effective in the second quarter and amounted to $33,000 of the total increase in salaries for the quarter; and (3) an increase in premiums paid for key-employee life insurance of $41,000. Besides the increase in salaries there was also an increase in incentive compensation of $183,000 for the quarter. This is due to the Bank and its subsidiaries increased overall financial performance and loan and sales projections for 2005 over 2004. Occupancy expense increased $36,000 or 8.6% in the second quarter of 2005 primarily due to increased depreciation related to the Jamestown branch and renovations to two other branches in 2004. Also, there was an increase in utility expenses of $16,000 for the second quarter of 2005 compared to the same period in 2004. Equipment depreciation and maintenance expense increased $22,000 or 4.0% in the second quarter of 2005 compared to the same period in 2004. The increase in equipment depreciation and maintenance expense is largely due to the Bank installing a new item processing system during 2004 along with normal growth.

For the changes in other operating expenses, please see the table, Other Operating Income and Expenses, below.
Other Operating Income and Expenses (In thousands)

	Three Months Ended
	June 30,		Percentage
	2005	2004	Variance

Other operating income:
Bankcard income	$650	641	1.4%
Fee income (1)	452	392	15.3
Investment Services commissions (2)	208	325	(36.0)
Insurance commissions	60	67	(10.4)
Trust income	168	161	4.3
Other income(3)	97	321	(69.8)

	$1,635	1,907	(14.3)

Other operating expenses:
Advertising (4)	$218	369	(40.9)%
Automated services (5)	756	620	21.9
Bankcard expense	501	446	12.3
Legal and professional fees (6)	483	547	(11.7)
Postage	156	207	(24.6)
Stationery, printing and supplies (7)	163	265	(38.5)
Other expense	1,147	1,078	6.4

	$3,424	$3,532	(3.1)

(1)	This increase is primarily due to the large increased use of debit card purchases.

(2)	Decrease due to a decreased volume in the Investment Services products sold.

(3)	The one-time gain on the sale of other real estate of $292,000 during the second quarter of 2004 is included in other income for the three months ended June 30, 2004.

(4)	During the second quarter of 2004 there was a large emphasis on marketing branding and product promotions, which accounts for the decrease in the second quarter of 2005 from the same period in 2004.

(5)	This increase is due to Impact ’05 initiatives put in place to improve the Bank’s performance in operations, retail delivery system and technology. These include enhancements to our data processing systems and the renewal and license fee costs associated with these, an upgrade in our communication lines to the branches and contingency planning.

(6)	The decrease is due to SOX related expenses incurred in 2004.

(7)	The decrease is due to the outsourcing of the Bank’s supply room starting in the second quarter of 2005.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Net Interest Income
Net interest income for the first six months of 2005 of $21.404 million was up $2.323 million or 12.2% compared to $19.081 million for the same period of 2004. The increase was largely attributable to an improvement in the net interest margin from 4.76% for the six months ended June 30, 2004 to 4.93% for the six months ended June 30, 2005, and an 8.2% growth in average earning assets. Loan growth in the first half of 2005 was up $55.096 million or 7.7% compared to December 31, 2004, and $79.545 million or 11.6% compared to June 30, 2004. For the period ended June 30, 2005, total deposits were up $67.912 million or 9.4% compared to December 31, 2004, and $75.157 million or 10.5% compared to June 30, 2004.

The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the six months ended June 30, 2005 and 2004.
Fully taxable equivalent basis1 (Dollars in thousands):

	Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2004
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans and leases receivable[2]	$742,435	$25,799	7.01%	$679,186	$21,442	6.35%
Taxable securities	92,111	1,756	3.84	86,143	1,591	3.71
Tax exempt securities	31,603	1,011	6.45	31,168	1,095	7.07
Federal Home Loan Bank	5,988	127	4.28	3,848	70	3.66
Interest-bearing bank balances	1,847	66	2.51 [3]	2,326	16	1.38
Federal funds sold	13,834	181	2.64	18,129	85	0.94

Total earning assets	887,818	28,940	6.57	820,800	24,299	5.95

Non-earning assets:
Cash and due from banks	37,149			36,368
Premises and equipment	17,727			16,028
Other assets	13,218			12,168
Allowance for loan losses	(8,170)			(8,225)

Total assets	$947,742	$28,940		$877,139	$24,299

Interest-bearing liabilities:
Savings and time deposits	$652,954	$5,322	1.64%	$622,148	$3,242	1.05%
Securities sold under agreement to repurchase	1,191	5	0.85	1,334	5	0.75
Borrowing from the Federal Home Loan Bank	93,431	1,912	4.13	73,786	1,630	4.44

Total interest-bearing liabilities	747,576	7,239	1.95	697,268	4,877	1.41
Other liabilities and shareholders’ equity:
Demand deposits	102,674			84,694
Other liabilities	6,002			5,150
Shareholders’ equity	91,490			90,027

Total liabilities and shareholders’ equity	$947,742	7,239		$877,139	4,877

Net interest income and net interest margin[4]		$21,701	4.93%		$19,422	4.76%

Interest rate spread[5]			4.62%			4.54%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

[2]	The average loans and leases receivable balances include non-accruing loans. Loan fees for the six months ended June 30, 2005 and 2004 of $1,071 and $1,247, respectively, are included in interest income.

[3]	In calculating the annualized yield for Interest-bearing bank balances for 2005 we excluded $43,000, which was received as interest on overpayments.

[4]	Net interest margin is computed by dividing net interest income by average earning assets.

[5]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense
Noninterest income, net of a one-time gain in the second quarter of 2004 of $292,000 on the sale of property that had been classified as other real estate owned, declined $210,000 or 3.0%. The decline in noninterest income for 2005 was the result of a decrease in service charges on deposit accounts from $3.506 million for the six months of 2004 to $3.253 million for the first quarter of 2005, a 7.2% decrease. Gain on sale of mortgage loans increased $21,000 or 8.2% for the first six months of 2005 compared to the same period in 2004.
In the first half of 2005, noninterest expense increased $999,000 or 5.4% compared to the same period in 2004. Personnel expense in the first half of 2005, consisting of employee salaries and benefits, increased $577,000 or 5.7% from the same period in 2004. The increase in personnel expense is largely attributable to an increase in incentive compensation of $259,000 for the six months ended 2005 over 2004, due to the Bank and its subsidiaries increased financial performance and loan and sales projections for 2005 over the 2004 activity and an increase in health insurance costs of $118,000, due to unusually low claims activity in the first quarter of 2004. There was also an increase in salary expense of $117,000 this increase was explained in the second quarter comparison above. Equipment depreciation and maintenance expense increased $74,000 or 6.8% in for the six months ended June 30, 2005 compared to the same period in 2004. Occupancy expense increased $40,000 or 4.6% for the six months ended June 30, 2005 compared to the same period in 2004. The increase in equipment depreciation and maintenance expense is largely due to the Bank installing a new item processing system during 2004 along with normal growth.

For the changes in other operating expenses, please see the table, Other Operating Income and Expenses, below.
Other Operating Income and Expenses (In thousands)

	Six Months Ended
	June 30,		Percentage
	2005	2004	Variance

Other operating income:
Bankcard income	$1,253	1,250	0.2%
Fee income(1)	862	747	15.4
Investment Services commissions(2)	497	693	(28.3)
Insurance commissions	108	125	(13.6)
Trust income	344	315	9.2
Other income(3)	148	352	(58.0)

	$3,212	3,482	(7.8)

Other operating expenses:
Advertising(4)	$450	524	(14.1)%
Automated services(5)	1,498	1,207	24.1
Bankcard expense	934	863	8.2
Legal and professional fees	975	985	(1.0)
Postage	365	404	(9.7)
Stationery, printing and supplies(6)	335	469	(28.6)
Other expense	2,241	2,038	10.0

	$6,798	$6,490	4.7

(1)	This increase is primarily due the large increased use of debit card purchases.

(2)	Decrease due to a decreased volume in the Investment Services products sold.

(3)	The one-time gain on the sale of other real estate of $292,000 during the second quarter of 2004 is included in other income for the three months ended June 30, 2004.

(4)	During the second quarter of 2004 there was a large emphasis on marketing branding and product promotions, which accounts for the decrease in the second quarter of 2005 from the same period in 2004.

(5)	This increase is due to Impact ’05 initiatives put in place to improve the Bank’s performance in operations, retail delivery system and technology. These include enhancements to our data processing systems and the renewal and license fee costs associated with these, an upgrade in our communication lines to the branches and contingency planning.

(6)	The decrease is due to the outsourcing of the Bank’s supply room starting in the second quarter of 2005.
Asset Quality and Allowance for Loan Losses
At June 30, 2005, the allowance for loan losses was $8.466 million or 1.10% of loans outstanding compared to $7.962 million or 1.12% of loans outstanding at December 31, 2004, and $8.112 million or 1.18% of loans outstanding at June 30, 2004. Net charge-offs for the six months ended June 30, 2005 were $1.095 million or 0.15% of average loans outstanding compared to net charge-offs of $1.026 million or 0.15% of average loans outstanding as of June 30, 2004. Adequate provisions and allowances for loan loss reserves are based on numerous factors including growth of the loan portfolio, delinquencies, net charge-offs, non-performing loans and collateral values. Additional information regarding the allowance for loan losses is presented in the table, Asset Quality Analysis, below.

The provision for loan losses charged to operations for the six months ended June 30, 2005 totaled $1.599 million compared to $1.292 million for the six months ended June 30, 2004. The increase is due to one nonperforming asset that was moved to other real estate owned in June of 2005. At June 30, 2005, the allowance for loan losses was 2.48 times nonperforming loans compared to 1.94 at December 31, 2004 and 1.73 times at June 30, 2004. Based on analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for loan losses to be adequate. Management continues to monitor the asset quality of the loan portfolio. Loans charged-off are recorded based upon the financial condition of the borrower and the likelihood of repayment.
Nonperforming assets, which includes nonaccrual loans, accruing loans more than 90 days past due, other real estate owned and renegotiated debt, totaled $7.7 million at June 30, 2005, as compared to $6.0 million at June 30, 2004. Substantially all of the increase resulted from a loan to a long-term customer of the Bank, secured by condominiums in a coastal community. Upon default by the customer, during the second quarter the Bank acquired the condominiums, by means of a deed-in-lieu of foreclosure, and booked this asset in other real estate owned in the amount of $3.0 million.
Since acquiring the condominiums, the Bank has learned that some of the condominiums were damaged by water intrusion problems resulting from construction and design defects and storm damage. With the help of appropriate experts, the Bank is aggressively and thoroughly evaluating the extent and cause of the water intrusion problems, the repairs that will be required to keep the problems from recurring, the parties responsible for the problems and possible remedies available to the Bank. At this time, it is not possible to determine the extent of additional loss that will be incurred by the Bank.
Loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed herein as nonperforming do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. For these loans, management is not aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. In the opinion of management, all loans where serious doubts exist as to the ability of borrowers to comply with the present repayment terms have been included in the schedule presented below.

Asset Quality Analysis
(Dollars in thousands)	June 30		December 31	June 30
	2005		2004	2004

Reserve for Loan Losses:
Beginning Balance	$7,962		$7,846	$7,846
Provision for loan losses	1,599		3,017	1,292
Net (charge-off) recoveries	(1,095)		(2,901)	(1,026)

Ending Balance	$8,466		$7,962	$8,112

Risk Assets:
Nonaccrual loans	$584		$685	$1,632
Foreclosed real estate	4,274		1,531	1,300
Restructured loans	789		582	1,000
Loans 90 days or more past due and still accruing	2,037		1,313	2,052

Total risk assets	$7,684		$4,111	$5,984

Asset Quality Ratios:
Nonaccrual loans as a percentage of total loans	0.08%		0.10%	0.32%
Nonperforming assets as a percentage of:
Total assets	0.78		0.45	0.66
Loans plus foreclosed property	1.00		0.58	0.87
Net charge-offs as a percentage of average loans	0.30	*	0.42	0.30	*
Reserve for loan losses as a percentage of loans	1.10		1.12	1.18

Ratio of reserve for loan losses to:
Net charge-offs	3.83	*	2.74	3.95	*
Nonaccrual loans	14.50		11.62	4.97

*	Denotes Annualized
Accrued income taxes applicable to income for the six months ended June 30, 2005 were $2.315 million compared to $2.073 million for the six months ended June 30, 2004. Pretax income for the six months ended June 30, 2005 of $6.977 million increased $515,000 compared to $6.462 million for the six months ended June 30, 2004. The increase in accrued taxes for the six months ended June 30, 2005 is primarily due to the increased taxable income. During 2003, the Bank purchased an investment tax credit partnership interest for $540,000. The partnership is expected to yield $1.000 million in tax credits over the years 2003 to 2009. Actual credits applied to the six months ended June 30, 2005 and 2004, were $77,000 and $94,000, respectively. Bancshares accounts for tax credits using the flow-through method, thereby reducing income tax expense in the year in which the credits were received.
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

The following table shows a breakdown of the shares that have been repurchased under the repurchase program during the quarter.
Issuer Purchases of Equity Securities

	Total		Total Shares	Maximum Number
	Number of	Average	Purchased Pursuant	of Shares that may
	Shares	Price Paid	to Publicly	yet be Purchased
Month	Purchased	Per Share	Announced Plan	Under the Plan

April 1 – April 30	12,456	$17.51	516,298	383,702
May 1 – May 31	10,491	$17.26	526,789	373,211
June 1 – June 30	17,245	$17.76	544,034	355,966

Total	40,192	$17.55

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

			Risk-Based Capital
	Leverage Capital		Tier 1 Capital		Total Capital
	Amount	Percent[1]	Amount	Percent[2]	Amount	Percent[2]

Actual	$91,057	9.46%	$91,057	11.13%	$99,523	12.16%
Required	28,884	3.00	32,734	4.00	65,469	8.00
Excess	62,173	6.46	58,323	7.13	34,054	4.16

1	Percentage of total adjusted average assets. The Federal Reserve Board’s minimum leverage ratio requirement is 3.0% to 5.0% depending on the institution’s composite rating as determined by its regulators. The Federal Reserve Board has not advised the Bank of any specific requirement applicable to it.

2	Percentage of risk-weighted assets.
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
Market Risk Management
Bancshares’ market risk arises primarily from the interest rate risk inherent in its lending and deposit-taking activities. The objectives of market risk management are to ensure long-range profitability performance and minimize risk, adhere to proper liquidity and maintain sound capital. To meet these goals, the Asset/liability Committee of Bancshares (“ALCO”) monitors the exposure to interest rate risk, balance sheet trends, pricing policies and liquidity position. The objectives are to achieve relatively stable net interest margins and assure liquidity through coordinating the volumes, maturities or repricing opportunities of earning assets, deposits and borrowed funds. This is accomplished through strategic pricing of asset and liability accounts. As a result, appropriate maturities and/or repricing opportunities are developed to produce consistent earnings during changing interest rate environments.
Based upon its view of existing and expected market conditions, ALCO adopts balance sheet strategies intended to optimize net interest income to the extent possible while minimizing the risk associated with unanticipated changes in interest rates. Core deposits have historically been the primary funding sources for asset growth. Correspondent relationships have been maintained with several large banks in order to have access to federal funds purchases when needed. The Bank also has available lines of credit maintained with the FHLB, which can be used for funding and/or liquidity needs. This credit is collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences as well as qualified multi-family and home equity lines. The Bank has two $10 million and a $20 million irrevocable letter of credit with the FHLB that are used in lieu of securities to pledge against public deposits. The Bank also has retail CD brokerage agreements that provide additional sources of liquidity for funding needs.
To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and interest-sensitive liabilities. The Bank uses an asset/liability simulation model to produce a gap analysis. The simulation model computes projected runoff of deposits that do not have contractual maturity dates. On June 30, 2005, the one-year cumulative interest sensitivity gap was a positive $122 million for a ratio of interest-sensitive assets to interest-sensitive liabilities of 1.35. Management believes that is an acceptable ratio.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The first paragraph under “Capital Resources and Shareholders’ Equity” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Part I, Item 2 above and the table entitled “Issuer Purchases of Equity Securities” immediately after such first paragraph is incorporated herein by reference.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
Bancshares held its Annual Meeting of Shareholders on April 20, 2005. Proxies were solicited in connection with the Annual Meeting in accordance with Regulation 14 under the Exchange Act pursuant to a Proxy Statement dated March 16, 2005, filed by Bancshares with the SEC on March 16, 2005 (SEC File No. 000-11448) (the “Proxy Statement”).
At the Annual Meeting, the shareholders of Bancshares (i) elected six members to Bancshares’ Board of Directors and (ii) ratified the appointment of Turlington and Company LLP to conduct the independent audit for the year 2005, each as more fully described in the Proxy Statement. Of the 8,582,159 shares of Bancshares’ common stock represented and entitled to vote at the Annual Meeting, the number of shares cast for, against or withheld, and the number of abstentions and broker non-votes, as to each proposal are set forth below:
1. Election of Directors.

	For	Withheld

Robert C. Clark	6,237,145	195,287
Leonard H. Beck	6,252,025	180,407
Samuel R. Harris	6,236,212	196,221
David A. Smith	6,199,231	233,201
Burr W. Sullivan	6,233,370	199,062
John F. Watts	6,236,829	195,604
2. Ratification of appointment of Turlington and Company LLP, CPAs, to conduct the independent audit for the year 2005:

For	Against	Abstentions

6,321,153	98,236	13,044
In addition to the above individuals who were elected as directors at the Annual Meeting, each of the following individuals were directors of Bancshares’ prior to the Annual Meeting and their term of office as directors continued after the Annual Meeting: Michael S. Albert, Walter A. Hill Sr., Robert B. Smith, Jr., John W. Thomas III, Sue H. Hunter, Robert F. Lowe, Roberts E. Timberlake, Lloyd G. Walter, Jr. and Julius S. Young, Jr.
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

Date: August 4, 2005	LSB BANCSHARES, INC.
(Registrant)

By: /s/ Monty J. Oliver
Name: Monty J. Oliver
Title: Secretary and Chief Financial Officer
(Authorized Officer and Chief Accounting Officer)
EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”).

31.2	Certification Pursuant to Section 302 of SOX.

32	Certification Pursuant to Section 906 of SOX.