Form 10-Q
period 2005-09-30
LSB BANCSHARES INC /NC/
filed 2005-11-04
CIK 714530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     LSB Bancshares, Inc. had 8,524,646 shares of common stock outstanding as of October 31, 2005.

LSB BANCSHARES, INC.
AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Balance Sheets

	(Unaudited)
	September 30	December 31
(In thousands, except shares)	2005	2004

Assets
Cash and Due from Banks	$42,069	$35,407
Interest-Bearing Bank Balances	2,590	2,115
Federal Funds Sold	25,802	14,246
Investment Securities (Note 3):
Held to Maturity, Market Value $28,007 and $29,642, respectively	27,432	28,539
Available for Sale	102,745	100,655
Loans (Note 4)	763,211	712,185
Less, Allowance for Loan Losses (Note 4)	(8,684)	(7,962)

Net Loans	754,527	704,223
Premises and Equipment	18,671	17,390
Other Assets	17,989	12,413

Total Assets	$991,825	$914,988

Liabilities
Deposits:
Demand	$127,382	$88,805
Savings, N.O.W. and Money Market Accounts	411,668	417,584
Certificates of Deposit of less than $100,000	146,384	118,569
Certificates of Deposit of $100,000 or more	132,288	97,317

Total Deposits	817,722	722,275
Securities Sold Under Agreements to Repurchase	1,474	1,536
Borrowings from the Federal Home Loan Bank	75,000	95,000
Other Liabilities	6,156	5,435

Total Liabilities	900,352	824,246

Shareholders’ Equity
Preferred Stock, Par Value $.01 Per Share:
Authorized 10,000,000 Shares; None issued	—	—
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,525,846 Shares as of September 30, 2005 and 8,590,184 Shares as of December 31, 2004	42,629	42,951
Paid-In Capital	9,462	10,482
Directors’ Deferred Plan	(1,313)	(1,197)
Retained Earnings	41,398	38,592
Accumulated Other Comprehensive Income (loss)	(703)	(86)

Total Shareholders’ Equity	91,473	90,742

Total Liabilities and Shareholders’ Equity	$991,825	$914,988

Memorandum: Standby Letters of Credit	$5,522	$4,980
Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except shares and per share amounts)	2005	2004	2005	2004

Interest Income
Interest and Fees on Loans	$14,261	$11,068	$40,060	$32,510
Interest on Investment Securities:
Taxable	916	853	2,672	2,444
Tax Exempt	366	370	1,080	1,124
Interest-Bearing Bank Balances	92	41	285	127
Federal Funds Sold	145	71	326	156

Total Interest Income	15,780	12,403	44,423	36,361

Interest Expense
Deposits	3,658	1,783	8,980	5,025
Securities Sold Under Agreements to Repurchase	4	1	9	6
Borrowings from the Federal Home Loan Bank	912	831	2,824	2,461

Total Interest Expense	4,574	2,615	11,813	7,492

Net Interest Income	11,206	9,788	32,610	28,869
Provision for Loan Losses (Note 4)	715	1,104	2,314	2,396

Net Interest Income after Provision for Loan Losses	10,491	8,684	30,296	26,473

Noninterest Income
Service Charges on Deposit Accounts	1,774	1,875	5,027	5,381
Gains on Sales of Mortgages	105	133	383	390
Other Operating Income	1,519	1,532	4,731	5,014

Total Noninterest Income	3,398	3,540	10,141	10,785

Noninterest Expense
Personnel Expense	5,443	5,026	16,129	15,135
Occupancy Expense	454	437	1,374	1,317
Equipment Depreciation and Maintenance	555	615	1,722	1,708
Other Operating Expense	3,635	3,576	10,433	10,066

Total Noninterest Expense	10,087	9,654	29,658	28,226

Income Before Income Taxes	3,802	2,570	10,779	9,032
Income Taxes	1,302	793	3,617	2,866

Net Income	$2,500	$1,777	$7,162	$6,166

Earnings Per Share:
Basic	$0.29	$0.21	$0.84	$0.72
Diluted	$0.29	$0.21	$0.83	$0.72

Weighted Average Shares Outstanding:
Basic	8,534,578	8,579,468	8,558,693	8,573,443
Diluted	8,575,859	8,616,515	8,599,251	8,620,923
Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements
Of Changes in Shareholders’ Equity
(Unaudited)

						Accumulated
				Directors’		Other	Total
	Common Stock		Paid-in	Deferred	Retained	Comprehensive	Shareholders’
(In thousands, except shares)	Shares	Amount	Capital	Plan	Earnings	Income (loss)	Equity

Balances at December 31, 2003	8,548,942	$42,745	$10,205	$(1,101)	$35,702	$1,009	$88,560
Net Income	—	—	—	—	6,166	—	6,166
Change in unrealized gain on securities available for sale, net of deferred income taxes	—	—	—	—	—	(676)	(676)

Comprehensive income	—	—	—	—	—	—	5,490
Cash dividends declared on common stock	—	—	—	—	(4,114)	—	(4,114)
Common stock issued for stock options exercised	50,326	251	394	—	—	—	645
Common stock acquired	(19,800)	(99)	(202)	(85)	—	—	(386)

Balances at September 30, 2004	8,579,468	$42,897	$10,397	$(1,186)	$37,754	$333	$90,195

Balances at December 31, 2004	8,590,184	$42,951	$10,482	$(1,197)	$38,592	$(86)	$90,742
Net Income	—	—	—	—	7,162	—	7,162
Change in unrealized gain on securities available for sale, net of deferred income taxes	—	—	—	—	—	(617)	(617)

Comprehensive income	—	—	—	—	—	—	6,545
Cash dividends declared on common stock	—	—	—	—	(4,356)	—	(4,356)
Common stock issued for stock options exercised	38,257	191	267	—	—	—	458
Common stock acquired	(102,595)	(513)	(1,287)	(116)	—	—	(1,916)

Balances at September 30, 2005	8,525,846	$42,629	$9,462	$(1,313)	$41,398	$(703)	$91,473

Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30
(In thousands)	2005	2004

Cash Flow from Operating Activities
Net Income	$7,162	$6,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,530	1,541
Securities premium amortization and discount accretion, net	85	88
Decrease in loans held for sale	2,517	2,794
Deferred income taxes	111	(40)
Decrease in income taxes payable	(451)	(146)
Increase in income earned but not received	(995)	(188)
Increase (decrease) in interest accrued but not paid	484	(68)
Net increase in other assets	(4,304)	(217)
Net increase in other liabilities	687	357
Provision for loan losses	2,314	2,395
Gain (loss) on sale of premises and equipment	(3)	50

Net cash provided by operating activities	9,137	12,732

Cash Flow from Investing Activities
Purchases of securities held to maturity	(4,052)	(4,180)
Proceeds from maturities of securities held to maturity	5,154	4,713
Purchases of securities available for sale	(19,964)	(50,266)
Proceeds from maturities of securities available for sale	16,790	41,562
Net increase in loans made to customers	(55,135)	(43,545)
Purchases of premises and equipment	(2,811)	(3,976)
Proceeds from sale of premises and equipment	3	46
Net (increase) decrease in federal funds sold	(11,556)	5,680

Net cash used for investing activities	(71,571)	(49,966)

Cash Flow from Financing Activities
Net increase in demand deposits, N.O.W., money market and savings accounts	32,661	24,842
Net increase in time deposits	62,786	5,090
Net decrease in securities sold under agreement to repurchase	(62)	(726)
Proceeds from long-term debt	88,000	99,000
Payments on long-term debt	(108,000)	(86,000)
Dividends paid	(4,356)	(4,114)
Proceeds from issuance of common stock	458	646
Common stock acquired	(1,916)	(386)

Net cash provided by financing activities	69,571	38,352

Increase in cash and cash equivalents	7,137	1,118
Cash and cash equivalents at the beginning of the period	37,522	38,685

Cash and cash equivalents at the end of the period	$44,659	$39,803

Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Cash Flows continued
(Unaudited)

	Nine Months Ended
	September 30
(In thousands)	2005	2004

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$11,328	$7,560
Income Taxes	3,959	3,170

Supplemental Disclosures of Noncash Transactions
Transfer of loans to other real estate owned	$4,165	$1,964
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	(1,005)	(1,100)
Change in deferred income taxes	388	424
Change in shareholders’ equity	(617)	(676)
Notes to consolidated financial statements are an integral part hereof.

Notes To Consolidated Financial Statements
As of or for the Periods Ended September 30, 2005 and 2004
Note 1 — Basis of Presentation
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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
Note 2 — Net Income Per Share
Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shares in the net income of Bancshares.

A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Weighted average number of common shares used in computing basic net income per share	8,534,578	8,579,468	8,558,693	8,573,443
Effect of diluted stock options	41,281	37,047	40,558	47,480

Diluted weighted average common shares outstanding	8,575,859	8,616,515	8,599,251	8,620,923

Note 3 — Investment Securities (In thousands)

	September 30, 2005 — Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State, county and municipal securities	$27,432	$787	$212	$28,007

	September 30, 2005 — Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency obligations	$96,069	$181	$1,217	$95,033
State, county and municipal securities	2,618	—	109	2,509
Equity securities	5,203	—	—	5,203

Total	$103,890	$181	$1,326	$102,745

	December 31, 2004 — Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State, county and municipal securities	$28,539	$1,121	$18	$29,642

	December 31, 2004 — Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency obligations	$91,685	$593	$687	$91,591
State, county and municipal securities	3,101	36	82	3,055
Equity securities	6,009	—	—	6,009

Total	$100,795	$629	$769	$100,655

The following is a schedule of securities in a loss position as of September 30, 2005 (In thousands):

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency obligations	$45,528	$508	$27,142	$709	$72,670	$1,217
State, county and municipal securities	5,158	225	2,002	96	7,160	321

Total securities	$50,686	$733	$29,144	$805	$79,830	$1,538

Investment securities with amortized cost of $100,529,000 and $84,470,000, as of September 30, 2005, and December 31, 2004, respectively, were pledged to secure public deposits and for other purposes. The Bank has also obtained two $10,000,000 and a $20,000,000 irrevocable letter of credit, which will expire on May 10, 2006, August 11, 2010, and September 3, 2014, respectively. These letters of credit were issued by the Federal Home Loan Bank of Atlanta (“FHLB”) in favor of the State of North Carolina and are used in lieu of securities to pledge against public deposits.
No investment securities were sold during the nine months ending September 30, 2005.
Note 4 — Loans and Allowance for Loan Loss
A summary of consolidated loans follows (In thousands):

	September 30	December 31
	2005	2004

Commercial, financial, & agricultural	$293,465	$281,909
Real estate – construction	31,070	50,125
Real estate – mortgage	360,070	314,822
Installment loans to individuals	76,142	62,987
Lease financing	540	447
Other	1,924	1,895

Total loans, net of unearned income	$763,211	$712,185

Nonperforming assets are summarized as follows (In thousands):

	September 30	December 31
	2005	2004

Nonaccural loans	$492	$685
Restructured loans	858	582
Loans past due 90 days or more	2,390	1,313

Total nonperforming loans	3,740	2,580
Foreclosed real estate	4,713	1,531

Total nonperforming assets	$8,453	$4,111

Impaired loans and related information are summarized in the following tables (In thousands):

	September 30	December 31
	2005	2004

Loans specifically identified as impaired	$7,621	$3,484

Allowance for loan losses associated with impaired loans	$830	$939

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Average balances of impaired loans	$7,357	$6,163	$6,141	$6,571

Interest income recorded for impaired loans	$134	$58	$283	$215

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
An analysis of the changes in the allowance for loan losses follows (In thousands):

	Nine Months Ended September 30
	2005	2004

Balance, beginning of period	$7,962	$7,846
Provision for loan losses	2,314	2,396
Recoveries of amounts previously charged off	385	625
Loans charged off	(1,977)	(2,861)

Balance, end of period	$8,684	$8,006

At September 30, 2005, loans totaling $16,291,000 were held for sale stated at the lower of cost or market on an individual basis.
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
At the April 13, 2005 FASB Board meeting, the Board authorized the final drafting of certain amendments to Statement on Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) regarding beneficial interests and servicing rights. On August 11, 2005 the Board issued three exposure drafts — “Accounting for Transfers of Financial Assets, Accounting for Servicing of Financial Assets and Accounting for Certain Hybrid Financial Instrument” — as proposed amendments to SFAS No. 140. Management is currently monitoring and evaluating the potential impact of these various amendments, including the proposed one-time irrevocable election to move servicing rights from a LOCOM (lower of cost or fair market value) to a fair value accounting basis, which management intends to adopt.
At the June 29, 2005 FASB Board meeting, the Board agreed to issue FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which will replace the guidance previously set forth in EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP effectively eliminates the accounting guidance provided in EITF 03-1 in favor of existing impairment recognition guidance under SFAS No. 115, SAB No. 59, APB No. 18, and EITF Topic D-44. The FSP is for periods beginning after September 15, 2005, but its adoption is not expected to have a material impact on our consolidated financial statements.
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

Bancshares had stock based compensation plans at September 30, 2005 accounted for under Accounting Principles Board Opinion Number 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123 and SFAS 148, Bancshares’ net income and earnings per share would have been reduced to the following pro forma amounts (In thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Net income, as reported	$2,500	$1,777	$7,162	$6,166
Less, total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	26	71	321	220

Pro forma net income	$2,474	$1,706	$6,841	$5,946

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Earnings Per Share:
Basic – as reported	$0.29	$0.21	$0.84	$0.72

Basic – pro forma	$0.29	$0.20	$0.80	$0.69

Diluted – as reported	$0.29	$0.21	$0.83	$0.72

Diluted – pro forma	$0.29	$0.20	$0.80	$0.69

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
Note 7 — Pension and Post Retirement Medical Benefit Expenses
The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	Pension Benefits		Retiree Medical
	Three Months Ended		Three Months Ended
	September 30		September 30
	2005	2004	2005	2004

Service cost	$216	$193	$15	$13
Interest cost	202	181	15	14
Expected Return on plan assets	(196)	(166)	—	—
Amortization of prior service	16	16	—	—
Amortization of transition obligation	—	—	3	3
Amortization of loss	53	48	4	4

Net periodic benefit cost	$291	$272	$37	$34

	Pension Benefits		Retiree Medical
	Nine Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Service cost	$648	$579	$45	$39
Interest cost	606	543	45	42
Expected Return on plan assets	(588)	(498)	—	—
Amortization of prior service	48	48	—	—
Amortization of transition obligation	—	—	9	9
Amortization of loss	159	144	12	12

Net periodic benefit cost	$873	$816	$111	$102

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

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Net Interest Income
The primary source of earnings for Bancshares is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.
Net interest income for the third quarter of 2005 of $11.206 million increased $1.418 million or 14.5% compared to $9.788 million for the third quarter of 2004. The increase was largely attributable to an improvement in the net interest margin from 4.76% for the quarter ended September 30, 2004 to 4.92% for the quarter ended September 30, 2005, and 8.8% growth in average earning assets for the quarter. In 2005, there have been six increases to the federal funds rate of 0.25% each by the Federal Reserve. The Bank has followed each increase in the federal funds rate with the same increase to its prime rate. Normally, rising interest rates negatively affect the Bank’s margin performance but during this cycle the Bank has been able to control interest costs while benefiting from increased asset yields.
Noninterest Income and Expense
Noninterest income declined $142,000 or 4.0%. The decline in noninterest income for the quarter was primarily the result of a decrease in service charges on deposit accounts from $1.875 million for the third quarter of 2004 to $1.774 million for the third quarter of 2005, a 5.4% decrease.
In the third quarter of 2005, noninterest expense increased $433,000 or 4.5% compared to the same period in 2004 due mainly to an increase in personnel expense. Personnel expense in the third quarter of 2005, consisting of employee salaries and benefits, increased $417,000 or 8.3% from the same period in 2004. The increase in personnel expense is largely attributable to the following areas: (1) an increase in salary expense of $105,000 due to the following; full-time equivalents for both September 30, 2004 and 2005 were 421, however, due to the consolidation of three branches in 2004, there were teller and customer service representative positions eliminated while recent new positions hired have been at a higher compensation level; and annual salary increases for officers were effective in the second quarter ; and (2) an increase in incentive compensation of $255,000 for the quarter; due to the Bank and its subsidiaries, improved overall financial performance and loan and sales performance for 2005 over 2004. Occupancy expense increased $17,000 or 3.9% in the third quarter of 2005 primarily due to increased depreciation related to the Jamestown branch and renovations to two other branches in 2004.
For the changes in other operating expenses, please see the table, Other Operating Income and Expenses, below.

Other Operating Income and Expenses (In thousands)

	Three Months Ended
	September 30,		Percentage
	2005	2004	Variance

Other operating income:
Bankcard income	$635	616	3.1%
Fee income(1)	449	380	18.2
Investment Services commissions(2)	224	336	(33.3)
Insurance commissions(2)	47	57	(17.5)
Trust income(3)	136	154	(11.7)
Other income(4)	28	(11)	354.5

	$1,519	1,532	(0.8)%

Other operating expenses:
Advertising	$169	157	7.6%
Automated services(5)	731	597	22.4
Bankcard expense	485	468	3.6
Legal and professional fees(6)	484	594	(18.5)
Postage(7)	218	150	45.3
Stationery, printing and supplies(8)	186	233	(20.2)
OREO expense(9)	285	36	691.7
Other expense	1,077	1,341	(19.7)

	$3,635	$3,576	1.6%

(1)	This increase is primarily due to the large increased use of debit card purchases which results in merchant fees collected by the Bank.

(2)	The decrease is due to a decreased volume of Investment Services and insurance products sold.

(3)	Fees for trust services are collected quarterly for the previous quarter. The fee accrued for the second quarter of 2005 were slightly over the actual income received and assets under management at the end of the third quarter decrease which accounts for the lower income versus the three months ended September 30, 2004.

(4)	The increase is due to a loss on sale of fixed assets that was recognized in the third quarter of 2004 of $50,200.

(5)	This increase is due to Impact ’05 initiatives put in place to improve the Bank’s performance in operations, retail delivery system and technology. These include enhancements to our data processing systems and the renewal and license fee costs associated with these, an upgrade in our communication lines to the branches and contingency planning.

(6)	The decrease is due to SOX related expenses incurred in 2004.

(7)	The increases is due to the Bank contracting the mailing of its new images statements in the third quarter of 2005. There were upfront costs for programming the postage machines and payment of the postage for the upcoming mailing.

(8)	The decrease is due to the outsourcing of the Bank’s supply room starting in the second quarter of 2005.

(9)	The increase is due to the materials and professional fees to remediate the condominiums discussed in “Asset Quality and Allowance for Loan Losses” on page 22 of this report.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Net Interest Income
Net interest income for the first nine months of 2005 of $32.610 million was up $3.741 million or 13.0% compared to $28.869 million for the same period of 2004. The increase was largely attributable to an improvement in the net interest margin from 4.74% for the nine months ended September 30, 2004 to 4.93% for the nine months ended September 30, 2005, and an 8.4% growth in average earning assets. Loan growth in the nine months ended September 30, 2005 was up $51.026 million or 7.2% compared to December 31, 2004, and $61.250 million or 8.7% compared to September 30, 2004. For the period ended September 30, 2005, total deposits were up $95.447 million or 13.2% compared to December 31, 2004, and $85.289 million or 11.6% compared to September 30, 2004.

The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the nine months ended September 30, 2005 and 2004.
Fully taxable equivalent basis1 (Dollars in thousands):

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans and leases receivable[2]	$749,715	$40,060	7.14%	$683,490	$32,510	6.35%
Taxable securities	92,768	2,672	3.85	87,491	2,444	3.73
Tax exempt securities	31,265	1,523	6.51	31,377	1,630	6.94
Federal Home Loan Bank	5,862	196	4.47	3,831	104	3.59
Interest-bearing bank balances	2,282	89	2.70 [3]	2,258	23	1.36
Federal funds sold	14,955	326	2.91	19,050	156	1.09

Total earning assets	896,847	44,866	6.69	827,497	36,867	5.95

Non-earning assets:
Cash and due from banks	38,703			36,742
Premises and equipment	17,899			16,410
Other assets	14,724			12,270
Allowance for loan losses	(8,286)			(8,183)

Total assets	$959,887	$44,866		$884,736	$36,867

Interest-bearing liabilities:
Savings and time deposits	$661,687	$8,980	1.81%	$627,630	$5,025	1.07%
Securities sold under agreement to repurchase	1,193	9	1.01	1,268	6	0.63
Borrowing from the Federal Home Loan Bank	90,425	2,824	4.18	74,770	2,461	4.40

Total interest-bearing liabilities	753,305	11,813	2.10	703,668	7,492	1.42
Other liabilities and shareholders’ equity:
Demand deposits	109,136			86,115
Other liabilities	5,796			4,731
Shareholders’ equity	91,650			90,222

Total liabilities and shareholders’ equity	$959,887	11,813		$884,736	7,492

Net interest income and net interest margin[4]		$33,053	4.93%		$29,375	4.74%

Interest rate spread[5]			4.59%			4.53%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

[2]	The average loans and leases receivable balances include non-accruing loans. Loan fees for the nine months ended September 30, 2005 and 2004 of $1,499 and $1,868, respectively, are included in interest income.

[3]	In calculating the annualized yield for Interest-bearing bank balances for 2005 we excluded $43,000, which was received as interest on overpayments.

[4]	Net interest margin is computed by dividing net interest income by average earning assets.

[5]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense
Noninterest income, net of a one-time gain in the second quarter of 2004 of $292,000 on the sale of property that had been classified as other real estate owned, declined $473,000 or 4.5%. The decline in noninterest income for the 2005 period was primarily the result of a decrease in service charges on deposit accounts from $5.381 million for the nine months ended September 30, 2004 to $5.027 million for the nine months ended September 30, 2005, a 6.6% decrease.
For the nine months ended September 30, 2005, noninterest expense increased $1.432 or 5.1% compared to the same period in 2004 primarily due to an increase in personnel expense. Personnel expense for the nine months ended September 30, 2005, consisting of employee salaries and benefits, increased $994,000 or 6.6% from the same period in 2004. The increase in personnel expense is largely attributable to an increase in incentive compensation of $514,000 for the nine months ended 2005 over 2004, due to the Bank and its subsidiaries’ improved financial performance and increased loan and sales performance for 2005 over the 2004 activity, an increase in health insurance costs of $120,000, due to unusually low claims activity in the first quarter of 2004 and an increase in salary expense of $222,000 (this increase was explained in the third quarter comparison above).
For the changes in other operating expenses, please see the table, Other Operating Income and Expenses, below.

Other Operating Income and Expenses (In thousands)

	Nine Months Ended
	September 30,		Percentage
	2005	2004	Variance

Other operating income:
Bankcard income	$1,888	1,866	1.2%
Fee income(1)	1,311	1,127	16.3
Investment Services commissions(2)	721	1,029	(29.9)
Insurance commissions(2)	155	182	(14.8)
Trust income	480	469	2.3
Other income(3)	176	341	(48.4)

	$4,731	5,014	(5.6)%

Other operating expenses:
Advertising(4)	$619	681	(9.1)%
Automated services(5)	2,229	1,804	23.6
Bankcard expense	1,419	1,331	6.6
Legal and professional fees	1,459	1,579	(7.6)
Postage	583	554	5.2
Stationery, printing and supplies(6)	521	702	(25.8)
OREO expense(7)	295	122	141.8
Other expense	3,308	3,293	0.5

	$10,433	$10,066	3.6%

(1)	This increase is primarily due to the large increased use of debit card purchases which results in merchant fees collected by the Bank.

(2)	This decrease is due to a decreased volume of Investment Services and insurance products sold.

(3)	The one-time gain on the sale of other real estate of $292,000 during the second quarter of 2004 is included in other income.

(4)	During the second quarter of 2004 there was a large emphasis on marketing branding and product promotions, which accounts for the decrease in the nine months ended September 30, 2005 from the same period in 2004.

(5)	This increase is due to Impact ’05 initiatives put in place to improve the Bank’s performance in operations, retail delivery system and technology. These include enhancements to our data processing systems and the renewal and license fee costs associated with these, an upgrade in our communication lines to the branches and contingency planning.

(6)	The decrease is due to the outsourcing of the Bank’s supply room starting in the second quarter of 2005.

(7)	The increase is due to the materials and professional fees to remediate the condominiums discussed in “Asset Quality and Allowance for Loan Losses” on page 22 of this report.
Asset Quality and Allowance for Loan Losses
At September 30, 2005, the allowance for loan losses was $8.684 million or 1.14% of loans outstanding compared to $7.962 million or 1.12% of loans outstanding at December 31, 2004, and $8.006 million or 1.14% of loans outstanding at September 30, 2004. Net charge-offs for the nine months ended September 30, 2005 were $1.592 million or 0.21% of average loans outstanding compared to net charge-offs of $2.236 million or 0.33% of average loans outstanding as of September 30, 2004. Adequate provisions and allowances for loan loss reserves are based on numerous factors including growth of the loan portfolio, delinquencies, net charge-offs, non-performing loans and collateral values. Additional information regarding the allowance for loan losses is presented in the table, Asset Quality Analysis, below.

The provision for loan losses charged to operations for the nine months ended September 30, 2005 totaled $2.314 million compared to $2.396 million for the nine months ended September 30, 2004. At September 30, 2005, the allowance for loan losses was 2.32 times nonperforming loans compared to 1.94 at December 31, 2004 and 1.93 times at September 30, 2004. Based on analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for loan losses to be adequate. Management continues to monitor the asset quality of the loan portfolio. Loans charged-off are recorded based upon the financial condition of the borrower and the likelihood of repayment.
Nonperforming assets, which includes nonaccrual loans, accruing loans more than 90 days past due, other real estate owned and renegotiated debt, totaled $8.453 million at September 30, 2005, as compared to $5.718 million at September 30, 2004. As reported last quarter, substantially all of the increase resulted from a loan to a long-term customer of the Bank, secured by condominiums in a coastal community. Upon default by the customer, during the second quarter, the Bank acquired the condominiums, by means of a deed-in-lieu of foreclosure, and booked this asset in other real estate owned in the amount of $3.0 million. Since acquiring the condominiums, the Bank has learned that some of the condominiums were damaged by water intrusion problems resulting from construction and design defects and storm damage. With the help of appropriate experts, the Bank is aggressively and thoroughly evaluating the extent and cause of the water intrusion problems, the repairs that will be required to keep the problems from recurring, the parties responsible for the problems and possible remedies available to the Bank. The Bank has engaged an experienced company to remediate mold damage in several of its condominium units resulting from water intrusion and the remediation is substantially complete. At this time, it is not possible to determine the extent of additional loss that will be incurred by the Bank.
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

Asset Quality Analysis
(Dollars in thousands)

	September 30		December 31	September 30
	2005		2004	2004

Allowance for Loan Losses:
Beginning Balance	$7,962		$7,846	$7,846
Provision for loan losses	2,314		3,017	2,396
Net (charge-off) recoveries	(1,592)		(2,901)	(2,236)

Ending Balance	$8,684		$7,962	$8,006

Risk Assets:
Nonaccrual loans	$492		$685	$1,825
Foreclosed real estate	4,713		1,531	1,577
Restructured loans	858		582	588
Loans 90 days or more past due and still accruing	2,390		1,313	1,728

Total risk assets	$8,453		$4,111	$5,718

Asset Quality Ratios:
Nonaccrual loans as a percentage of total loans	0.06%		0.10%	0.26%
Nonperforming assets as a percentage of:
Total assets	0.85		0.45	0.63
Loans plus foreclosed property	1.10		0.58	0.81
Net charge-offs as a percentage of average loans	0.28	*	0.42	0.44	*
Allowance for loan losses as a percentage of loans	1.14		1.12	1.14

Ratio of allowance for loan losses to:
Net charge-offs	4.08	*	2.74	2.68	*
Nonaccrual loans	17.65		11.62	4.39

*	Denotes Annualized
Accrued income taxes applicable to income for the nine months ended September 30, 2005 were $3.617 million compared to $2.866 million for the nine months ended September 30, 2004. Pretax income for the nine months ended September 30, 2005 of $10.779 million increased $1.747 million compared to $9.032 million for the nine months ended September 30, 2004. The increase in accrued taxes for the nine months ended September 30, 2005 is primarily due to the increased taxable income. During 2003, the Bank purchased an investment tax credit partnership interest for $540,000. The partnership is expected to yield $1.000 million in tax credits over the years 2003 to 2009. Actual credits applied to the nine months ended September 30, 2005 and 2004, were $125,000 and $141,000, respectively. Bancshares accounts for tax credits using the flow-through method, thereby reducing income tax expense in the year in which the credits were received.
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
The following table shows a breakdown of the shares that have been repurchased under the repurchase program during the quarter.
Issuer Purchases of Equity Securities

	Total		Total Shares	Maximum Number
	Number of	Average	Purchased Pursuant	of Shares that may
	Shares	Price Paid	to Publicly	yet be Purchased
Month	Purchased	Per Share	Announced Plan	Under the Plan

July 1 – July 31	11,797	$18.11	555,831	344,169
Aug 1 – Aug 31	7,903	$17.95	563,734	336,266
Sept 1 – Sept 30	1,442	$17.56	565,176	334,824

Total	21,142	$18.02

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

			Risk-Based Capital
	Leverage Capital		Tier 1 Capital		Total Capital
	Amount	Percent[1]	Amount	Percent[2]	Amount	Percent[2]

Actual	$91,685	9.32%	$91,685	11.27%	$100,369	12.34%
Required	29,498	3.00	32,540	4.00	65,081	8.00
Excess	62,187	6.32	59,145	7.27	35,288	4.34

1	Percentage of total adjusted average assets. The Federal Reserve Board’s minimum leverage ratio requirement is 3.0% to 5.0% depending on the institution’s composite rating as determined by its regulators. The Federal Reserve Board has not advised the Bank of any specific requirement applicable to it.

2	Percentage of risk-weighted assets.
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
Commitments
The Bank has recently acquired land in Archdale, NC with intentions of constructing a stand-alone branch in the region to replace the smaller branch already in this community. The Bank plans on funding the construction of this Branch with Bank deposits and FHLB borrowings.
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
To minimize risk of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and interest-sensitive liabilities. The Bank uses an asset/liability simulation model to produce a gap analysis. The simulation model computes projected runoff of deposits that do not have contractual maturity dates. On September 30, 2005, the one-year cumulative interest sensitivity gap was a positive $133 million for a ratio of interest-sensitive assets to interest-sensitive liabilities of 1.40. Management believes that is an acceptable ratio.
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
Other than the effects of interest rate increases during the first nine months, management believes there has not been any significant change in the overall analysis of financial instruments considered market risk sensitive, as measured by the factors of contractual maturities, average interest rates and the difference between estimated fair values and book values, since the analysis prepared in the Form 10-K Annual Report for the fiscal year ended December 31, 2004.
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
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
Not applicable
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

Date: November 3, 2005	LSB BANCSHARES, INC.
(Registrant)

	By:	/s/ Monty J. Oliver

Name: Monty J. Oliver
Title: Secretary and Chief Financial Officer
(Authorized Officer and Chief Accounting Officer)
EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”).

31.2	Certification Pursuant to Section 302 of SOX.

32	Certification Pursuant to Section 906 of SOX.