Form 10-K
period 2005-12-31
LSB BANCSHARES INC /NC/
filed 2006-03-15
CIK 714530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, Par Value $5.00 Per Share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The aggregate market value of the voting common equity (there being no nonvoting common equity) held by nonaffiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $147,433,800.
There were 8,529,601 shares of the registrant’s common stock outstanding as of February 28, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the registrant’s Proxy Statement for the Annual Meeting of shareholders to be held on April 19, 2006 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

LSB BANCSHARES, INC.
AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I
Item 1. Business.
REGISTRANT. LSB Bancshares Inc. (“Bancshares”) is a bank holding company incorporated on December 8, 1982 under the laws of the State of North Carolina, headquartered in Lexington, North Carolina and registered under the Federal Bank Holding Company Act of 1956, as amended (the “FBHCA”). Bancshares’ principal executive offices are located at One LSB Plaza, Lexington, North Carolina 27292. Its telephone number is (336) 248-6500.
Bancshares’ principal business is providing banking and other financial services through its banking subsidiary, Lexington State Bank (the “Bank”). Bancshares is the parent holding company of the Bank, a North Carolina chartered commercial bank. The principal assets of Bancshares are all outstanding shares of the Bank’s common stock. As part of its operations, Bancshares is not dependent upon a single customer or a few customers whose loss would have a material adverse effect on Bancshares. At December 31, 2005, Bancshares and its subsidiaries had consolidated assets of $976 million and 417 employees.
SUBSIDIARY BANK. The Bank is chartered under the laws of the State of North Carolina to engage in the business of general banking. The Bank employs 392 people. Founded in 1949, the Bank offers a wide array of services in commercial banking including accepting deposits, corporate cash management, discount brokerage, IRA plans, mortgage production, secured and unsecured loans and trust functions through twenty-six offices in seventeen communities located in Davidson, Forsyth, Stokes, Guilford, Randolph and Wake counties in North Carolina. The Bank also provides banking services through automated teller machines (“ATMs”) and cash dispensers, “LSB By Net” online banking and 24-hour “LSB By Phone” banking. To the Bank’s knowledge it operates the only independent trust department in Davidson County, providing estate planning, estate and trust administration, IRA trusts, personal investment accounts and pension and profit-sharing trusts.
NON-BANK SUBSIDIARIES. The Bank has two wholly-owned non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. (“Peoples Finance”) and LSB Investment Services, Inc. (“LSBIS”). Peoples Finance was founded under the laws of the State of North Carolina in 1983. The Bank acquired Peoples Finance on January 1, 1984. Peoples Finance employs 13 people and operates from four offices located in Lexington, King and Archdale, North Carolina as a finance company licensed under the laws of the State of North Carolina. As a finance company, Peoples Finance offers secured and unsecured loans to individuals up to a maximum of $10,000, as well as dealer originated loans.
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
GENERAL HIGHLIGHTS OF BUSINESS IN 2005.
Financial Summary. Net income for 2005 was $9,637,000 or $1.12 per diluted share, compared to $8,380,000 or $0.97 per diluted share in 2004, an increase of 15% in earnings per share. Net interest income for 2005 increased 12% compared with net interest income for 2004, reflecting an improvement in the net interest margin and growth in earning assets of Bancshares. Noninterest income decreased 2% from 2004, although the 2004 amount included a $292,000 nonrecurring gain on the sale of real estate. Excluding that gain, noninterest income would have been essentially unchanged in 2005 relative to 2004. Noninterest expense increased 6% during the same period. The provision for loan losses was $3,219,000 in 2005 compared to $3,017,000 in 2004. Nonperforming assets (including nonaccrual loans, accruing loans more than 90 days past due, renegotiated troubled debt and other real estate owned) totaled $8,087,000 at December 31, 2005, up 97% from $4,111,000 at December 31, 2004. Included in the $8.1 million was $4.4 million in other real estate owned, most of which related to the acquisition, by means of deed-in-lieu of foreclosure, of coastal condominium units by the Bank during the second quarter of 2005. The allowance for loan losses was $8,440,000 or 1.12% of loans, at the end of 2005, compared to $7,962,000, or 1.12% of loans, at the end of 2004. In 2005, return on average assets was 1.00% and return on average shareholders’ equity was 10.49%. As of December 31, 2005, assets increased 7%, deposits increased 14% and loans increased 6% compared to December 31, 2004. As of December 31, 2005, shareholders’ equity totaled $91,829,000, which represents an equity-to-asset ratio of 9.4%. For additional financial information, please review Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data,” which begin on page 15 and page 37 below, respectively.
Business Developments during the Last Fiscal Year. During October of 2005 the Bank opened its relocated Danbury branch. This larger full service branch allows the Bank to better serve our growing customer base in this community.
Progress continued during 2005 in many areas regarding Impact ’05, which is the Bank’s multi-year initiative to improve performance in many areas, particularly in its retail delivery system, operations, technology and service. Among other developments, the benefits of a new Bank training infrastructure were realized during the year. Additionally, the Bank’s Model Branch initiative, which is standardizing the tools and procedures in the branches, should provide branch sales and service employees with even better tools for increased sales, improved customer service and operational efficiencies. In this regard, the installation of a state-of-the-art Enterprise Relationship Management System, which will be completed in the first quarter of 2006, will become the primary sales and service platform used by all customer service employees. The implementation of a new easier-to-read statement for all deposit accounts as well as a new user-friendly retail internet banking system is providing additional features and functionality for all customers.
We also implemented an online budgeting system as a tool to facilitate our financial planning process as well as realized the benefits of the first phase of the LSB Call Center that is designed to measure our success in providing our customers with an even more responsive banking relationship. The first phase of the LSB Call Center included a new automated call distribution and reporting system which added the ability to evenly distribute deposit customer calls to customer service representatives and monitor service levels. Phase two of the LSB Call Center will include the training of additional customer service representatives to handle loan, eBanking, credit card and other banking services. Phase two is expected to be completed by the end of 2006.
For additional information regarding the business of Bancshares and its subsidiaries during 2005, please review Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which begins on page 16 below.
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
Check Clearing for the 21st Century Act. Most banks, such as the Bank, use check-imaging technology to capture digital images of the fronts and backs of checks as they are processed through high-speed check sorters. The Check Clearing for the 21st Century Act (the “Check 21 Act”) authorizes banks to replace the physical transportation of checks with an electronic transfer of check images.
The key feature of the Check 21 Act is the creation of a new negotiable instrument called a “substitute check.” A substitute check is a paper reproduction of an original check that meets certain content and format requirements imposed by the Check 21 Act. Under the Check 21 Act, banks will be able to create substitute checks from the original deposited paper checks and process them electronically under a uniform electronic processing system. All banks were required to accept substitute checks beginning October 28, 2004. However, no bank is required to create substitute checks and may continue to use the paper check clearing process instead. At this time the Bank is continuing to use the paper check clearing process. The Bank is continuing to position itself to take advantage of this technology in the future but does not have a conversion date at this time.
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
The USA PATRIOT Act. After the September 11, 2001 terrorist attacks in New York and Washington, D.C., the United States government acted in several ways to tighten control on activities perceived to be connected to money laundering and terrorist funding by enacting the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). A series of orders were issued under the USA PATRIOT Act which identify terrorists and terrorist organizations and require the blocking of property and assets of, as well as prohibiting all transactions or dealings with, such terrorists, terrorist organizations and those that assist or sponsor them. The USA PATRIOT Act also requires each financial institution (a) to create a risk based Customer Identification Program to verify the identity of any person or entity seeking to open an account to the extent reasonable and practical; (b) to establish an anti-money laundering program; (c) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (d) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the United States Treasury Department issued regulations in cooperation with the federal banking agencies, the SEC, the Commodity Futures Trading Commission and the Department of Justice to require customer identification and verification, expand the money-laundering program requirement to the major financial services sectors, and facilitate and permit the sharing of information between law enforcement and financial institutions, as well as among the financial institutions themselves. The United States Treasury Department also has created the Treasury USA PATRIOT Act Task Force to work with other financial regulators, the regulated community, law enforcement and consumers to continually improve the regulations.
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
AVAILABLE INFORMATION. Bancshares’ Internet address is www.lsbnc.com. Bancshares makes available, free of charge, on or through its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and beneficial ownership reports on Forms 3, 4 and 5 as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. These filings are also accessible on the SEC’s website, www.sec.gov. In addition, Bancshares makes available on www.lsbnc.com (1) its Corporate Governance Guidelines, (ii) its Code of Business Conduct and Ethics, which applies to all directors and officers of Bancshares and its subsidiaries, (iii) its Code of Business Conduct and Ethics for CEO and Senior Financial Officers, which applies to Bancshares’ Chief Executive Officer and Chief Financial Officer and principal accounting officers, and (iv) the charters of the Executive Committee, the Stock Option and Compensation Committee, the Audit Committee and the Corporate Governance and Nominating Committee of its Board of Directors. These materials are also available free of charge in print to shareholders who request them by writing to: Monty J. Oliver, Secretary and Treasurer, One LSB Plaza, Lexington, North Carolina 27292.
Item 1A. Risk Factors.
The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect our business, financial condition, results of operations or prospects. If any of the following risks were to occur, our business, financial condition, results of operations or prospects could be materially and adversely affected.

Our operating results and financial condition would likely suffer if there is deterioration in the general economic condition of the areas in which we do business. Our primary markets are in Davidson, Forsyth, Guilford and Stokes counties in North Carolina. Because our lending and deposit-gathering activities are concentrated in these markets, we will be affected by the business activity, population, income levels, deposits and real estate activity in these markets. These markets are heavily dependent on the manufacturing industry, especially furniture manufacturing and adverse developments in this industry could have a negative affect on our financial condition and results of operations. Even though our customers’ business and financial interest may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. A significant decline in general economic conditions in North Carolina or the entire country caused by inflation, recession, unemployment or other factors which are beyond our control would also impact these local economic conditions and could have an adverse affect on our financial condition and results of operations.
Our operating results would likely suffer if management determines that there needs to be an increase in allowance for loan losses due to certain factors. Management periodically makes a determination of our allowance for loan losses based on available information, including the quality of our loan portfolio, economic conditions, the value of the underlying collateral and the level of our nonaccruing loans. If our assumptions prove to be incorrect, our allowance may not be sufficient. Increases in this allowance will result in an expense for the period. If, as a result of economic conditions or an increase in non-performing loans, management determines that an increase in our allowance for loan losses is necessary it could have an adverse affect on our results of operations.
Our financial condition, results of operations and liquidity would be adversely affected if, due to changes in economic conditions or otherwise, a material number of our borrowers or borrowers with a material amount of loans outstanding with us defaulted on their loans and the security, if any, supporting such loans proved insufficient to pay those loans, and our costs related thereto, in full. A significant source of risk for us arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Most loans originated by us are secured, but some loans are unsecured depending on the nature of the loan. With secured loans, the collateral securing the repayment may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government and several other events. These changes could have a material adverse effect on our financial condition, results of operations and liquidity.
Changes in interest rates could materially adversely affect our results of operations and cash flows. Our primary source of income from operations is net interest income, which equals the difference between the interest income we generate on loans, investments and other interest-bearing assets and the interest expense we incur on deposits, borrowing and other interest-bearing liabilities. Our net interest income is affected by changes in market interest rates. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the monetary and fiscal policies of various governmental and regulatory agencies.
The businesses in which we are engaged are highly competitive and our financial condition ad results of operations could be materially adversely affected by actions taken by our competitors. We face competition for banking services from national and state banks, thrift institutions, credit unions, investment banking and brokerage firms, and mortgage and finance companies in the attraction of deposit accounts and in the origination of mortgage, commercial, and consumer loans. Our most direct competition for deposits has historically derived from other commercial banks located in and around the North Carolina counties in which we maintain banking offices. We also compete for deposits with regional and super-regional banks, money market instruments and mutual funds. We compete for loans principally through the interest rates and loan fees we charge and the efficiency and quality of services we provide borrowers. Our competition for loans also comes principally from other commercial banks, including offices of regional and super-regional banks, located in and around the North Carolina counties in which we maintain banking offices. If we are unable to continually attract and retain sufficient numbers of banking customers we may be unable to continue our loan growth and level of deposits and our results of operations and financial condition may otherwise be negatively affected.
Changes in the various laws and regulations that govern our businesses could have a material adverse affect on our financial condition and results of operations. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. During 2005 we closed in on the threshold of a billion dollar bank holding company and are now subject to annual joint examinations by the state of North Carolina and the FDIC along with heightened focus during those examinations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us and/or our ability to increase the value of our business.
Our fee revenue from LSBIS is highly dependent on the value of assets under our care and the trading volume of our customers in their brokerage accounts, which in turn could be materially adversely affected by national and local economic conditions. The fee revenue of LSBIS is largely dependent on the fair market value of assets under care and trading volumes in the brokerage business. General economic conditions and their subsequent effect on the securities markets tend to act in tandem. When general economic conditions deteriorate, consumer and corporate confidence in securities markets erodes, and LSBIS’ revenues are negatively impacted as asset values and trading volumes decrease.
We are subject to security and operational risks related to the technology we use that could result in a loss of customers, increased costs and other damages which could be material. We depend on data processing, software and communication and information exchange on a variety of platforms, networks and over the internet. Despite safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. Any failure or interruptions or breach of security of these systems could result in failures or disruptions in our customer relationships, general ledger, deposits and servicing or loan origination systems. The occurrence of any difficulties or failures could result in a loss of customer business and have a material adverse effect on our results of operations and financial condition.
Item 1B. Unresolved Staff Comments. Not Applicable.
Item 2. Properties.
Bancshares’ principal executive offices are located at One LSB Plaza, Lexington, North Carolina 27292. This five-story office building totals 74,800 square feet and also serves as the home office of the Bank. A majority of the major staff functions are located within this office complex, which is owned by the Bank.
The Bank operates twenty-five branches, one mortgage origination office and nine off-premise ATM locations. The Bank owns fifteen of the twenty-five branches, while ten branches, the mortgage origination office and the off-premise ATM locations are leased. The Bank’s leased properties are subject to leases that expire on various dates from September 30, 2006 to February 28, 2010. The Bank operates branches at the following locations:

ARCADIA*	ARCHDALE*	CLEMMONS*
3500 Old Salisbury Road	11651-D North Main Street	2386 Lewisville-Clemmons Road
Arcadia, NC 27292	Archdale, NC 27263	Clemmons, NC 27012

CORPORATE OFFICE*	DANBURY*	HIGH POINT*
One LSB Plaza	1101 North Main Street	200 Westchester Drive
Lexington, NC 27292	Danbury, NC 27016	High Point, NC 27262

JAMESTOWN	KERNERSVILLE*	KING*
120 East Main Street	131 East Mountain Street	647 South Main Street
Jamestown, NC 27282	Kernersville, NC 27284	King, NC 27021

MIDWAY*	NATIONAL HIGHWAY*	PIEDMONT RETIREMENT CENTER
11492 Old U.S. Highway 52	724 National Highway	100 Hedrick Drive
Midway, NC 27295	Thomasville, NC 27360	Thomasville, NC 27360

RALEIGH	RANDOLPH STREET*	REYNOLDA*
805 Spring Forest Road	941 Randolph Street	2804 Fairlawn Drive
Suite 800	Thomasville, NC 27360	Winston-Salem, NC 27106
Raleigh, NC 27609

RURAL HALL*	SHERWOOD PLAZA*	SOUTH LEXINGTON*
8055 Broad Street	3384 Robinhood Road	1926 Cotton Grove Road
Winston-Salem, NC 27045	Winston-Salem, NC 27106	Lexington, NC 27292

STRATFORD ROAD*	TALBERT BOULEVARD*	TYRO*
161 South Stratford Road	285 Talbert Boulevard	4481 Highway 150 South
Winston-Salem, NC 27104	Lexington, NC 27292	Tyro, NC 27295

UPTOWN EXPRESS	WALKERTOWN*	WALLBURG*
DRIVE-THRU*	3000 Old Hollow Road	10335 North NC Highway 109
500 South Main Street	Walkertown, NC 27051	Wallburg, NC 27373
Lexington, NC 27292

WELCOME*	WEST SIDE*
6123 Old US Highway 52	60 New US Highway 64 West
Welcome, NC 27374	Lexington, NC 27292

*	ATM available at this location.
Peoples Finance operates from (a) a 1,200 square foot, one-story building located at 203 East Center Street, Lexington, North Carolina 27292, which it owns; (b) a 1,200 square foot, one-story building located at 614 South Main Street, King, North Carolina 27021, which it leases; (c) a 1,000 square foot, one-story building located at 11246 North Main Street, Suite 306, Archdale, North Carolina 27263, which it leases; and (d) an administrative office at 300 E. Center Street, Lexington, North Carolina 27292, which it leases.

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
Item 3. Legal Proceedings.
From time to time, Bancshares and its subsidiaries are involved in litigation arising from the ordinary course of their business. As of the date of this report, neither Bancshares nor any of its subsidiaries are involved in any material legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
There were no matters submitted to a vote of shareholders during the quarter ended December 31, 2005.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Bancshares’ common stock is traded on the Nasdaq National Market under the symbol LXBK. The following table shows the high, low and closing sales prices reported on the Nasdaq National Market and cash dividends declared per share for the indicated periods.

		Prices		Cash Dividends
	High	Low	Close	Declared

2005
Fourth Quarter	$18.78	$17.36	$17.69	$0.17
Third Quarter	19.23	17.40	17.40	0.17
Second Quarter	19.00	16.60	17.96	0.17
First Quarter	18.01	16.25	17.01	0.17

2004
Fourth Quarter	$17.60	$15.95	$16.89	$0.16
Third Quarter	16.96	15.97	16.56	0.16
Second Quarter	18.46	14.70	16.15	0.16
First Quarter	20.00	15.43	17.29	0.16
As of February 28, 2006, there were 2,713 record holders of Bancshares’ common stock.
The following table sets forth certain information regarding outstanding options and shares for future issuance under equity compensation plans as of December 31, 2005. Individual equity compensation arrangements are aggregated and included within this table. This table excludes any plan, contract or arrangement that provides for the issuance of options, warrants or other rights that are given to Bancshares’ shareholders on a pro rata basis and any employee benefit plan that is intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code of 1986, as amended.

Number of Shares
Remaining Available
for Future Issuance
under Equity
	Number of Shares to be	Weighted-Average	Compensation Plans
	Issued Upon Exercise of	Exercise Price of	(excluding shares
	Outstanding Options,	Outstanding Options,	reflected in
	Warrants and Rights (1)	Warrants and Rights	column (a)) (1)
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Shareholders	614,961	$16.9804	562,750
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	614,961	$16.9804	562,750

(1)	In connection with the approval by Bancshares’ shareholders of Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees (the “Comprehensive Benefit Plan”) at the annual meeting of shareholders in 2004, the following previously existing benefit plans were terminated (except with respect to outstanding grants): (a) the 1986 Employee Incentive Stock Option Plan; (b) the 1994 Director Stock Option Plan; (c) the 1996 Omnibus Stock Incentive Plan; (d) the Annual Incentive Plan; and (e) the Amended and Restated Deferred Compensation Plan for Directors. The Comprehensive Benefit Plan is now the only plan from which the Stock Option and Compensation Committee of Bancshares’ Board of Directors (the “Compensation Committee”) awards new grants of stock options, deferred stock and other equity-based awards to directors and employees.
The Board of Directors of Bancshares has authorized a repurchase plan for shares of its common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. The repurchase plan is intended to help Bancshares achieve its goal of building shareholder value and maintaining appropriate capital levels. The plan was originally announced in November 1998 with extensions approved in August 1999 and May 2004. Unless extended by Bancshares, the plan will expire on May 31, 2006. The original plan authorized 300,000 shares as have each of the extensions, for a total authorized repurchase amount of 900,000 shares.
During 2005, 2004 and 2003, 106,408, 19,800 and 0 shares, respectively, were repurchased and retired by Bancshares under this repurchase plan. The total number of shares repurchased under the plan as of December 31, 2005, was 569,989 leaving 330,011 shares available for repurchase under the plan, which as indicated above, is currently set to expire on May 31, 2006, if not extended by Bancshares prior thereto.

The following table shows a breakdown of the shares that have been repurchased by Bancshares during the fourth quarter of 2005.
Issuer Purchases of Equity Securities

	Total		Total Shares	Maximum Number
	Number of	Average	Purchased Pursuant	of Shares that may
	Shares	Price Paid	to Publicly	yet be Purchased
Month	Purchased	Per Share	Announced Plan	Under the Plan

October 1 – October 31	1,868	$17.55	1,868	331,956
November 1 – November 30	1,344	$17.51	1,344	330,612
December 1 – December 31	601	$17.52	601	330,011

Total Fourth Quarter	3,813	$17.53	3,813

Item 6. Selected Financial Data.
The following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and Item 8, “Financial Statements and Supplementary Data,” which begin on page 16 and page 37 below, respectively.

	Years Ended December 31
(In thousands, except per share data and ratios)	2005	2004	2003	2002	2001
SUMMARY OF OPERATIONS
Interest income	$60,425	$49,319	$50,790	$52,932	$58,607
Interest expense	16,726	10,367	11,177	15,185	25,619

Net interest income	43,699	38,952	39,613	37,747	32,988
Provision for loan losses	3,219	3,017	5,215	2,480	1,862

Net interest income after provision for loan losses	40,480	35,935	34,398	35,267	31,126
Noninterest income	13,792	14,063	14,517	12,000	9,758
Noninterest expense	39,770	37,687	36,434	32,040	27,311

Income before income taxes	14,502	12,311	12,481	15,227	13,573
Income taxes	4,865	3,931	3,903	5,013	4,421

Net income	$9,637	$8,380	$8,578	$10,214	$9,152

Cash dividends declared	$5,805	$5,490	$5,454	$5,080	$4,727

SELECTED YEAR-END ASSETS AND LIABILITIES
Investment Securities	$128,159	$129,194	$121,091	$128,402	$155,337
Loans, net of unearned income	755,398	712,185	663,446	645,548	588,364
Assets	975,795	914,988	867,906	851,793	833,327
Deposits	822,173	722,275	702,502	696,481	682,164
Shareholders’ equity	91,829	90,742	88,560	85,507	79,343

RATIOS (AVERAGES)
Net income to total assets	1.00%	0.94%	0.98%	1.21%	1.13%
Net income to shareholders’ equity	10.49	9.26	9.66	12.28	11.84
Dividend payout	60.24	65.51	63.58	49.74	51.65
Shareholders’ equity to total assets	9.53	10.15	10.11	9.87	9.56

PER SHARE DATA
Earnings per share:
Basic	$1.13	$0.98	$1.01	$1.21	$1.08
Diluted	1.12	0.97	1.00	1.20	1.08
Cash dividends declared	0.68	0.64	0.64	0.60	0.56
Book value at end of year	10.77	10.57	10.36	10.09	9.40

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with Item 1A, “Risk Factors”, Item 6, “Selected Financial Data,” Item 8, “Financial Statements and Supplementary Data,” and the audit report of Turlington and Company, L.L.P., Bancshares’ independent registered public accounting firm which begin on pages 8, 15, 37 and 39 below, respectively.
Forward-looking Statements
This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of Bancshares including but not limited to Bancshares’ operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, or other similar statements about future events. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements involve estimates, assumptions by management, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation: (1) the strength of the United States economy generally and the strength of the local economies in which Bancshares conducts operations may be different than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Bancshares’ loan portfolio and allowance for loan losses; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Bancshares’ capital markets and capital management activities, including, without limitation, Bancshares’ private equity investment activities and brokerage activities; (5) the timely development of competitive new products and services by Bancshares and the acceptance of these products and services by new and existing customers; (6) the willingness of customers to accept third party products marketed by Bancshares; (7) the willingness of customers to substitute competitors’ products and services for Bancshares’ products and services and vice versa; (8) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking and securities); (9) technological changes; (10) changes in consumer spending and saving habits; (11) the effect of corporate restructurings, acquisitions and/or disposition, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (12) the growth and profitability of Bancshares’ noninterest or fee income being less than expected; (13) unanticipated regulatory or judicial proceedings; (14) the impact of changes in accounting policies by the SEC; (15) adverse changes in financial performance and/or condition of Bancshares’ borrowers which could impact repayment of such borrowers’ outstanding loans; and (16) Bancshares’ success at managing the risks involved in the foregoing. Bancshares cautions that the foregoing list of important factors is not exclusive. See also “Risk Factors” which begins on page 8 above. Bancshares does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Bancshares.
Introduction
Bancshares is a bank holding company headquartered in Lexington, North Carolina. Its principal assets are all of the outstanding shares of common stock of its commercial bank subsidiary. Founded in 1949, the Bank operates as a North Carolina chartered commercial bank serving customers through twenty-six offices in seventeen communities located in Davidson, Forsyth, Stokes, Guilford, Randolph and Wake counties in North Carolina. During October of 2005 the Bank opened its relocated Danbury branch. This larger full service branch allows the Bank to better serve its growing customer base in this community. The benefits of a new Bank training infrastructure were realized during the year. Additionally, the Bank’s Model Branch initiative, which is standardizing the tools and procedures in the branches, should provide branch sales and service employees with even better tools for increased sales, improved customer service and operational efficiencies. In this regard, the installation of a state-of-the-art Enterprise

Relationship Management System, which will be completed in the first quarter of 2006, will become the primary sales and service platform used by all customer service employees. The implementation of a new easier-to-read statement for all deposit accounts as well as a new user-friendly retail internet banking system is providing additional features and functionality for all customers. Through the Bank and the Bank’s two non-bank subsidiaries, Peoples Finance and LSBIS, Bancshares provides a wide range of financial services to individuals and corporate customers.
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
Critical Accounting Policies
The accounting and reporting policies of the Bank and its subsidiaries comply with generally accepted accounting principles in the United States and conform to standards within the industry. Bancshares believes that its most significant accounting policies deal with:
•	The allowance for loan loss, as it requires the most subjective and complex judgments from senior management. Management considers several factors in determining the allowance for loan loss. These include economic conditions, advice of regulators, historical experience and factors affecting particular borrowers. Changes in the assumptions of these policies could result in a significant impact on the Bank’s financial statements. For further information, see the Asset Quality and Allowance for Loan Losses section and Note 1, “Summary of Significant Accounting Policies,” in the “Notes to Consolidated Financial Statements.”

•	Pension and postretirement benefit plans to employees, the “Benefits Plans”. Bancshares utilizes actuarial methods required by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”, to account for its noncontributory defined benefit pension plan (the “Pension Plan”), which covers substantially all employees and Bancshares follows Statement of Financial Accounting Standards No. 106, “Employer’s Accounting For Postretirement Benefits

Other Than Pensions” to account for its postretirement life and health benefits. The actuarial methods for the Benefits Plans require numerous assumptions to calculate the net periodic benefit expense and the related benefit obligation for the Benefits Plans. Inherent in these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets. Material changes in the costs of the Benefits Plans may occur in the future due to changes in these assumptions, changes in the number of participants, changes in the level of benefits provided, changes in asset levels and changes in legislation.

Since future pension and postretirement liabilities are calculated using an assumed discounted rate, the discount rate is a significant assumption. The discount rate is selected using various market indicators and reflects the available cost in the marketplace of settling all pension obligations. The discount rate of 6.0% for 2005 was selected based upon reviewing trends in the interest indexes of Aaa and Aa bond rates and the 30-yr Treasury rate and analysis of the duration of the Pension Plan’s liabilities.

The expected long-term rate of return on the Pension Plan’s assets should, over time, approximate the actual long-term returns on the assets of the Pension Plan. Assumptions are developed by the Pension Plan’s investment consultant for each investment style category as to rate of return, risk, yield and correlation with other categories that serve as components of the long-term strategy. Based upon these assumptions, eligible components are tested over the desired time horizon given the acceptable tolerance for risk as determined by the Plan Sponsor. The expected long-term rate of return of 7.5% reflects assumptions as to continued execution of the current strategic asset allocation, modern portfolio theory and the Pension Plan’s investment policy.

Please refer to Note 14, “Pension and Employee Benefit Plans,” in the “Notes to Consolidated Financial Statements” for disclosures related to Bancshares’ benefits plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.
Overview
The discussion presented herein is intended to provide an overview of the financial condition, changes in financial condition and results of operations of Bancshares and its wholly-owned subsidiary, the Bank, for the years 2005, 2004 and 2003. The consolidated financial statements include the accounts and results of operations of the Bank’s wholly-owned subsidiaries, Peoples Finance and LSBIS. The intent of the discussion and analysis is to provide the reader with pertinent information about Bancshares and its subsidiaries in the areas of liquidity, capital resources, results of operation, off-balance sheet arrangements, contractual obligations, financial position, asset quality and interest sensitivity. It should be read in conjunction with the audited financial statements, notes and supplemental tables provided herein.
Results of Operations
For 2005, Bancshares reported net income of $9.637 million or $1.12 per diluted share compared to $8.380 million or $.97 per diluted share for 2004 and $8.578 million or $1.00 per diluted share for 2003. The increase in net income for the current year was the result of an improvement in the net interest margin and growth in earning assets of Bancshares. Net interest income for 2005 increased 12% compared with net interest income for 2004, reflecting an improvement in the net interest margin and growth in earning assets of Bancshares.
Net interest margin increased during 2005, ending the year at 4.91% compared to 4.75% for 2004 and 4.89% for 2003. As a result, the net interest income for 2005, on a tax equivalent basis, increased $4.660 million or 11.8% compared to a decrease in 2004 of $729,000 or 1.8%. Noninterest income declined $271,000 or 1.99% in 2005 compared to a decrease in 2004 of $454,000 or 3.1% compared to 2003. Noninterest expense for 2005 increased

$2.083 million or 5.5% compared to $1.253 million or 3.4% for 2004. The provision for loan losses in 2005 was $3.219 million, up $202,000 or 6.7% from 2004. Return on average assets for 2005 was 1.00% compared to 0.94% for 2004 and 0.98% in 2003. Return on average shareholders’ equity for 2005 was 10.49% compared to 9.26% in 2004 and 9.66% in 2003.
Balance sheet growth gained in all categories during 2005. There was an increase in loans in 2005 of $43.213 million or 6.1% compared to growth in 2004 of $48.739 million or 7.3%. Consolidated assets in 2005 increased $60.807 million or 6.7% compared to 2004, which increased $47.082 million or 5.4% over 2003. Deposit growth for 2005 was $99.898 million or 13.8% compared to a 2004 increase of $19.773 million or 2.8%.
Net Interest Income
Net interest income for the Bank represents the dollar amount by which income generated from earning assets exceeds its cost of funds. Net interest income is the primary source of revenue for the Bank. Interest-earning assets consist primarily of loans and investment securities. These assets are subject to credit risk and interest rate risk, which are discussed in detail in “Asset Quality and Allowance for Loan Losses.” Net interest income is affected by various factors, among which are the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned and paid on those assets and liabilities. Table 1 provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three years ended December 31, 2005, 2004 and 2003. Tax-exempt income has been adjusted to a tax equivalent basis.

Average Balances and Net Interest Income Analysis
[TABLE 1]
Fully taxable equivalent basis1 (In thousands)

	2005			2004			2003
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans and leases receivable[2]	$752,420	$54,568	7.25%	$689,034	$44,137	6.41%	$664,155	$44,837	6.75%
Taxable securities	93,400	3,610	3.87	88,693	3,285	3.70	97,647	3,960	4.06
Tax exempt securities	30,927	1,939	6.27	31,437	2,120	6.74	31,849	2,289	7.19
Federal Home Loan Bank	5,597	220	3.93	3,996	144	3.60	3,101	114	3.68
Interest-bearing bank balances	2,107	120	5.70	2,232	32	1.43	4,349	45	1.03
Federal funds sold	16,213	521	3.21	18,741	241	1.29	23,135	253	1.09

Total earning assets	900,664	60,978	6.77	834,133	49,959	5.99	824,236	51,498	6.25
Non-earning assets:
Cash and due from banks	37,958			36,765			36,120
Premises and equipment	18,128			16,634			14,381
Other assets	15,486			12,202			11,276
Allowance for loan losses	(8,348)			(8,157)			(7,494)

Total assets	$963,888	$60,978		$891,577	$49,959		$878,519	$51,498

Interest-bearing liabilities:
Savings and time deposits	$666,952	$13,120	1.97%	$629,425	$7,022	1.12%	$635,502	$8,048	1.27%
Securities sold under agreements to repurchase	1,313	12	0.91	1,300	10	0.77	1,564	13	0.83
Borrowings from Federal Home Loan Bank	84,345	3,594	4.26	77,787	3,335	4.29	60,828	3,116	5.12

Total interest-bearing liabilities	752,610	16,726	2.22	708,512	10,367	1.46	697,894	11,177	1.60
Other liabilities and shareholders’ equity:
Demand deposits	113,610			87,784			86,221
Other liabilities	5,769			4,746			5,568
Shareholders’ equity	91,899			90,535			88,836

Total liabilities and shareholders’ equity	$963,888	$16,726		$891,577	$10,367		$878,519	$11,177

Net interest income and net interest margin[3]		$44,252	4.91%		$39,592	4.75%		$40,321	4.89%

Interest rate spread[4]			4.55%			4.53%			4.65%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

[2]	The average loans and leases receivable balances include non-accruing loans. Loan fees of $1,963, $2,411 and $3,805 for 2005, 2004 and 2003, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Net interest income for 2005, on a tax-equivalent basis, increased $4.660 million or 11.8% compared to an decrease of $729,000 or 1.8% for 2004. This increase was due to an improvement in the net interest margin as well as growth in earning assets.
On a tax-equivalent basis, the net interest margin for 2005 increased to 4.91% compared to 4.75% for 2004 and 4.89% for 2003. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. The Federal Reserve increased interest rates eight times in 2005 after five consecutive increases in 2004 and one reduction in interest rates in 2003. With the significant increase in deposits the bank was able to fund the increased loan demand at a lower rate than in 2004 when it relied more heavily on borrowed funds. The net interest margin increased 16 basis points in 2005 after a decline of 14 basis points in 2004 and a gain of three basis points in 2003. In 2005, the average yield on earning assets increased by 78 basis points while the average rate on interest-bearing liabilities increased at a slower rate of 76 basis points. This resulted in an increase of the interest rate spread in 2005 of 2 basis points compared to a 12 basis point reduction in 2004 and a 12 basis point gain in 2003.
Average earning assets in 2005 increased $66.531 million or 8.0% compared to $9.897 million or 1.2% in 2004. Interest-bearing liabilities for 2005 increased $44.098 million or 6.2% compared to $10.618 million or 1.5% for 2004. A more detailed discussion of the volume and rate variance is provided under the sections of “Earning Assets” and “Interest-Bearing Liabilities.”
Earning Assets
Volume and rate variance analysis distinguishes between the changes in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume variance) and changes in average interest rates (rate variance). A detailed analysis has been provided in Table 2 shown below. Any changes attributable to both volume and rate have been allocated proportionately.
Volume and Rate Variance Analysis
[TABLE 2]

		2005			2004
	Volume	Rate	Total	Volume	Rate	Total
Fully taxable equivalent basis[1] (In thousands)	Variance[2]	Variance[2]	Variance	Variance[2]	Variance[2]	Variance

Interest income:
Loans receivable	$4,302	$6,129	$10,431	$1,628	$(2,328)	$(700)
Taxable investment securities	174	151	325	(343)	(332)	(675)
Tax exempt investment securities	(34)	(147)	(181)	(29)	(140)	(169)
Federal Home Loan Bank	62	14	76	33	(3)	30
Interest-bearing bank balances	(2)	90	88	(27)	14	(13)
Federal funds sold	(37)	317	280	(53)	41	(12)

Total interest income	4,465	6,554	11,019	1,209	(2,748)	(1,539)

Interest expense:
Savings and time deposits	444	5,654	6,098	(77)	(949)	(1,026)
Securities sold under agreements to repurchase	—	2	2	(2)	(1)	(3)
Borrowings from Federal Home Loan Bank	282	(23)	259	777	(558)	219

Total interest expense	726	5,633	6,359	698	(1,508)	(810)

Increase (decrease) in net interest income	$3,739	$921	$4,660	$511	$(1,240)	$(729)

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

[2]	The volume/rate variance for each category has been allocated on a consistent basis between rate and volume variances, based on the percentage of rate, or volume, variance to the sum of the two absolute variances.

In 2005, the average balance of the loan portfolio increased $63.386 million or 9.2% compared to an increase of $24.879 million or 3.7% in 2004. Loan growth remained strong for the majority of 2005, slowing some in the fourth quarter of the year. As shown in Table 2, both the loan portfolio’s volume and rate variance were strong for 2005. The 2005 gain in the average balance of the loan portfolio produced a positive volume variance of $4.302 million, while the increase in the average yield from the previous year resulted in a positive rate variance of $6.129 million. The total variance of loans receivable for 2005 was a positive $10.431 million. The average yield on loan receivables increased 84 basis points in 2005 compared to a decline of 34 basis points in 2004.
The average balance of the total investment securities portfolio was $124.327 million in 2005 compared to $120.130 million in 2004. Funds invested in securities stayed fairly steady throughout 2005. Investment securities held-to-maturity at December 31, 2005 were $27.427 million compared to $28.539 million at December 31, 2004. The market values of investment securities available-for-sale at December 31, 2005 were $100.732 million compared to $100.655 million December 31, 2004. The average balance of the taxable investment securities portfolio increased $4.707 million in 2005 resulting in a positive volume variance of $174,000. Yields on the portfolio increased 17 basis points in 2005 producing a positive rate variance of $151,000, resulting in a total positive variance of $325,000. The average balance of the tax-exempt securities portfolio in 2005 declined $510,000 or 1.6% from 2004 levels and yields declined 47 basis points. The decline in the average balance of this portfolio produced a negative volume variance of $34,000 while the decrease in yields produced a negative rate variance of $147,000. The result for 2005 was a total variance of negative $181,000.
On average, funds maintained with the Federal Home Loan Bank increased $1.601 million or 40.1% in 2005 producing a positive volume variance of $62,000, while an increase of 33 basis points in the average yield resulted in a positive rate variance of $14,000 and a total variance of positive $76,000.
In 2005, the average balance of overnight investments in securities purchased under resale agreements declined by $2.528 million or 13.5%. The volume variance produced by this decline was a negative $37,000. Yields on these overnight investments increased 192 basis points in 2005 producing a positive rate variance of $317,000 and a resulting total positive variance of $280,000.

Interest Sensitivity Analysis 1

[TABLE 3]

	December 31, 2005
				Total
	1-90	91-180	181-365	Within	1-5	Over
	Day	Day	Day	One	Year	5-year
(In thousands, except ratios)	Sensitive	Sensitive	Sensitive	Year	Sensitive	Sensitive	Total

Interest-earning assets:
Loans, net of unearned income	$326,645	$26,868	$51,029	$404,542	$161,166	$189,690	$755,398
U.S. government agencies obligations	3,993	2,006	7,923	13,922	62,114	17,998	94,034
Obligations of states and political subdivisions	(128)	1,780	13	1,665	3,666	24,580	29,911
Investment in Federal Home Loan Bank	4,214	—	—	4,214	—	—	4,214
Interest-bearing bank balances	1,385	—	—	1,385	—	—	1,385
Federal funds sold	16,355	—	—	16,355	—	—	16,355

Total interest-earning assets	$352,464	$30,654	$58,965	$442,083	$226,946	$232,268	$901,297

Interest-bearing liabilities:
N.O.W account deposits[2]	$30,506	$—	$—	$30,506	$112,474	$—	$142,980
Money market deposits[2]	25,075	—	—	25,075	207,800	—	232,875
Regular savings deposits[2]	4,149	—	—	4,149	29,924	—	34,073
Time deposits	119,138	90,432	39,427	248,997	31,733	—	280,730
Securities sold under agreements to repurchase	1,657	—	—	1,657	—	—	1,657
Borrowing from Federal Home Loan Bank	10,000	10,000	5,000	25,000		28,000	53,000

Total interest-bearing liabilities	$190,525	$100,432	$44,427	$335,384	$381,931	$28,000	$745,315

Interest sensitivity gap	$161,939	$(69,778)	$14,538	$106,699
Ratio of interest-sensitive assets/ interest-sensitive liabilities	1.85	(0.31)	1.33	1.32

[1]	Interest sensitivity is computed using assets and liabilities having interest rates that can be adjusted during the period indicated.

[2]	Maturity of deposits without a contractual maturity date was computed using an asset/liability simulation model.
Summary of Investment Securities Portfolio
[TABLE 4]

	December 31, 2005		December 31, 2004		December 31, 2003
	Amortized	Market	Amortized	Market	Amortized	Market
(In thousands)	Cost	Value	Cost	Value	Cost	Value

U.S. government agencies obligations	$96,040	$94,034	$91,685	$91,591	$86,020	$87,628
Obligations of state and political subdivisions	30,039	30,088	31,640	32,697	29,929	31,596
Federal Home Loan Bank	4,214	4,214	6,009	6,009	3,500	3,500

Total securities	$130,293	$128,336	$129,334	$130,297	$119,449	$122,724

Investment Securities Portfolio Maturity Schedule
[TABLE 5]

	December 31, 2005
		Weighted
	Amortized	Average
(Dollars in thousands)	Cost	Yield[1]

U. S. government agencies obligations:
Within one year	$14,002	3.38%
One to five years	82,038	3.89
Five to ten years	—	—

Total	96,040	3.82

Obligations of states and political subdivisions:
Within one year	1,769	6.97
One to five years	5,072	6.91
Five to ten years	14,876	6.30
After ten years	8,322	6.03

Total	30,039	6.37

Federal Home Loan Bank	4,214	4.60

Total securities	$130,293	4.43

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.
Interest Bearing Liabilities
The interest-bearing liabilities average balance in 2005 increased $44.098 million or 6.2% compared to $10.618 million or 1.5% in 2004. The average rate paid on interest-bearing liabilities in 2005 increased 76 basis points compared to a decline of 14 basis points in 2004 and a decline of 65 basis points in 2003.
The majority of the interest-bearing liabilities portfolio is comprised of savings and time deposit accounts. In 2005, these average deposits increased $37.527 million or 6.0% compared to a decrease of $6.077 million or 1.0% in 2004. The average rate paid on these deposits increased 85 basis points in 2005 compared to a decrease of 15 basis points in 2004 and a decrease of 69 basis points in 2003. The increase in savings and time deposits in 2005 produced a positive volume variance of $444,000, while the increase in interest rates resulted in a positive rate variance of $5.654 million. Total variance for savings and time deposits in 2005 was a positive $6.098 million.

Average Total Deposits
[TABLE 6]

	2005		2004		2003
	Average	Average	Average	Average	Average	Average	2005	2004
(In thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Change	Change

Demand deposits	$113,610		$87,784		$86,221		29.4%	1.8%
N.O.W account deposits	143,257	0.46%	153,875	0.39%	154,189	0.50%	(6.9)	(0.2)
Money market deposits	228,947	2.03	224,218	0.99	217,057	1.00	2.1	3.3
Regular savings deposits	36,264	0.29	37,826	0.25	36,629	0.34	(4.1)	3.3
Time deposits	258,484	2.98	213,506	1.93	227,627	2.18	21.1	(6.2)

Total deposits[1]	$780,562		$717,209		$721,723		8.8	(0.6)

December 31, 2005
		Over 3	Over 6
	3 Months	Through	Through	Over 12
	Or Less	6 months	12 months	Months	Total

Time deposit maturity schedule:[2]
Time deposits of $100,000 or more	$72,726	$49,941	$10,158	$7,205	$140,030

1	The bank has no deposits in foreign offices.

2	The bank has no other time deposits of $100,000 or more issued by domestic offices.
Core deposit growth in 2005 was most notably in demand deposits which increased 29.4% for the year after a modest gain of 1.8% in 2004. Money market deposits grew slightly less in 2005 with an increase of 2.1% compared to a 3.3% increase in 2004. During 2005 NOW account deposits declined 6.9% and savings deposits declined 4.1% as consumers sought higher rates in CD deposits. Time deposits for 2005 increased 21.1% as interest rates rose following a decline in time deposits in 2004 of 6.2%.
Table 6, Average Total Deposits, shown above, contains the breakdown of average deposits for the years 2005, 2004 and 2003, respectively. Overall average total deposits increased $63.353 million or 8.8% in 2005 compared to 2004 and average core deposits increased $18.375 million or 3.6% in 2005. The change in average total deposits from 2005 compared to 2004 was primarily due to average time deposits increasing $44.978 million or 2.1% compared to the prior year.
Funds borrowed from the Federal Home Loan Bank averaged $84.345 million in 2005, an increase of $6.558 million or 8.4% over 2004. In general, during 2005 deposit growth outpaced loan growth toward year end resulting in the Bank being able to pay back a large portion of its overnight borrowed funds position. As shown in Table 2, Volume and Rate Variance Analysis, this resulted in a positive volume variance of only $282,000, while rates paid on these borrowings decreased 3 basis points producing a negative rate variance of $23,000. The total variance for 2005 was a positive $259,000.
Risk Management
It is the design of risk management to ensure long-range profitability performance and minimize risk, adhere to proper liquidity and maintain sound capital. To meet these objectives, the process of asset/liability management monitors the exposure to interest rate risk, balance sheet trends, pricing policies and liquidity position. Reports regarding Credit, Asset/Liability, Market, and Operational Risks are provided to the Bank’s Board of Directors.
Risk management practices include key elements such as independent checks and balances, formal authority limits, policies and procedures, and portfolio management performed by experienced personnel.

Interest Rate Risk Management
The primary purpose of managing interest rate risk is to minimize the volatility to earnings from changes in interest rates and preserve the value of Bancshares’ capital. Interest rate movements and balance sheet composition affect profitability and performance. Management’s responsibility for both liquidity and interest sensitivity reside with a designated Asset/Liability Management Committee (“ALCO”). As a part of its decision-making process, ALCO evaluates market conditions, interest rate trends and the economic environment. Based upon its view of existing and expected market conditions, ALCO adopts balance sheet strategies intended to optimize net interest income to the extent possible while minimizing the risk associated with unanticipated changes in interest rates.
Bancshares also uses simulation analysis to compute net interest income at risk under a variety of market interest rate scenarios to identify interest rate risk exposures. This simulation, which considers forecasted balance sheet changes, deposit mix, pricing impacts, and other changes in the net interest spread, provides an estimate of the annual net interest income at risk for given changes in interest rates. The results help Bancshares develop strategies for managing exposure to interest rate risk. Like any forecasting technique, interest rate simulation modeling is based on a number of assumptions and judgments. In this case, the assumptions relate primarily to loan and deposit growth and interest rates. Management believes the assumptions used in its simulations are reasonable. Nevertheless, simulation modeling provides only a sophisticated estimate, not a precise calculation of exposure to changes in interest rates.
The simulation models used to analyze Bancshares’ net interest income create various at-risk scenarios looking at increases and/or decreases in interest rates from an instantaneous movement. The models are continuously updated to incorporate management action and on-going assumptions. A 200 basis instantaneous increase or decrease in interest rates over a one-year period is a key scenario analyzed. Based on the rate sensitivity position on December 31, 2005, net interest income exposure over the next 12 months to an instantaneous increase in interest rates of 200 basis points is estimated to be approximately five percent of base net interest income which is well inside the Bank’s maximum tolerable decline of 15%. These scenarios are used as one estimate of risk, and do not necessarily represent management’s current view of future interest rates or market developments. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions, and management’s strategies, among other factors, including those presented in the Risk Factors and Forward-Looking Statements sections of this report.
Other than the impact related to the immediate change in value of balance sheet accounts, such as mortgage servicing rights, these simulation models exclude the dynamics related to how fee income and noninterest expense may be affected by actual changes in interest rates or expectations of changes. Mortgage banking revenue, which is generated from originating, selling and servicing residential mortgage loans, is highly sensitive to changes in interest rates due to the direct effect changes in interest rates have on loan demand. In general, low or declining interest rates typically lead to increased origination and sales income but potentially lower servicing-related income due to the impact of higher loan prepayments on the value of mortgage servicing assets. Conversely, high or rising interest rates typically reduce mortgage loan demand and hence origination and sales income while servicing-related income may rise due to lower prepayments. The effect on origination and sales income to total earnings is more significant than servicing related income.
Asset/Liability management includes analyzing interest sensitivity, which pertains to possible changes in the rates of certain assets and liabilities before their scheduled maturities. The ALCO process seeks to match maturities and re-pricing opportunities of interest-sensitive assets and liabilities to minimize risk of interest rate movements. Full discussion of the effects of these respective portfolios on the Bank’s performance for 2005 can be found under the headings of Earning Assets and Interest-Bearing Liabilities. The interest sensitivity gap schedule analyzing the interest rate risk as of December 31, 2005, is presented in Table 3, Interest Sensitivity Analysis. Within this analysis, projected runoff of deposits that do not have a contractual maturity date were computed using the Bank’s simulation model. As interest sensitivity is continually changing, Table 3 reflects the Bank’s balance sheet position at one point in time and is not necessarily indicative of its position on other dates. On December 31, 2005, the one-year cumulative interest sensitivity gap was a positive $106.699 million for a ratio of interest-sensitive assets to interest-sensitive liabilities of 1.32.
Bancshares began using derivatives in the fourth quarter of 2005. The derivatives are being used in conjunction with the Bank’s sale of Indexed Certificates of Deposits (ICD’s). ICDs pay no periodic interest payments. Rather under the ICD’s interest, if any, is paid at maturity and is calculated based on the positive price movements, if any, of the Dow Jones Industrial AverageSM (DJIA) over the entire term of the ICD. The goal is to curtail the interest rate risk of the ICD to the Bank by engaging in “perfectly matched” hedges or option contracts tied to the underlying index with creditworthy hedge providers who will support the inherent performance of the ICD at maturity of the issuances.
This approach will mitigate any exposure to unintended market risk and essentially fix Bancshares’ cost of funds at inception for the term of the ICD without concern over the performance of the DJIA. Bancshares has also looked at the risk associated with any default in payment by the hedge providers. This risk is mitigated by all hedge providers having investment grade ratings. If the hedge providers fall below an investment grade rating collateral must be posted. Bancshares will also be using multiple hedge providers to spread the risk and providers are all publicly traded and have been in operation over 60 years.
Liquidity Risk Management
Liquidity risk is the risk of being unable to fund assets with liabilities of the appropriate duration and interest rate, as well as the risk of not being able to meet unexpected cash needs. The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors and borrowers, and the requirements of ongoing operations. This objective is met by maintaining liquid assets in the form of trading securities and securities available for sale, maintaining sufficient unused borrowing capacity, growing core deposits, and the repayment of loans and the capability to sell loans. The Bank’s Funding Committee is responsible for managing these needs by taking into account the marketability of assets; the sources, stability and availability of funding; and the level of unfunded commitments. Funds are available from a number of sources. The principal sources include cash and cash equivalents, maturing investments and loans, core deposits and the securities available for sale portfolio. Correspondent relationships are also maintained with several large banks in order to have access to federal funds purchases as a secondary source of liquidity. Traditionally, the Bank has been a seller of excess investable funds in the federal funds market and uses these funds as a part of its liquidity management.
The Bank also has available lines of credit maintained with the Federal Home Loan Bank of Atlanta (“FHLB”), which can be used for funding and/or liquidity needs. This credit is collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences as well as qualified multi-family and home equity lines. At December 31, 2005, the Bank had an available line of credit with the FHLB totaling $189 million with $93 million outstanding and $53 million funded. While traditionally the FHLB is used for longer-term borrowings, it can be used for short-term liquidity needs. At year-end, overnight borrowings from the FHLB totaled $5 million. The Bank has two $10 million and a $20 million irrevocable letter of credit with the FHLB that are used in lieu of securities to pledge against public deposits.
The Bank has federal funds lines of credit facilities established with three other banks that total $40 million, as well as access to the Federal Reserve Bank of Richmond’s discount window. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and term of advances. At December 31, 2005, there were no borrowings from these lines of credit. Another source of liquidity is the Bank’s securities available for sale portfolio. In addition, the Bank has access to retail brokered certificates of deposit, dealer and commercial customer repurchase agreements and internet certificates of deposit. The Bank can seek additional liquidity through the sale of loans.

Net cash provided by operating activities, a primary source of liquidity, was $11.516 million in 2005 compared to $16.480 million in 2004 and $8.530 million in 2003. The decrease in net cash provided by operating activities in 2005 was primarily attributable to the increase in other assets. This was in large part due to the pre-payment of yearly service contracts related to the increase in technology efficiencies due to the Impact ’05 initiatives such as the implementation of an Enterprise Relationship Management system, a new financial management reporting package and others. The increase in net cash provided by operating activities in 2004 was primarily attributable to the decrease in mortgage loans held for sale. Details of cash flows for the years 2005, 2004 and 2003 are provided in the Consolidated Statements of Cash Flows located in Item 8, which begins on page 37 below.
Off-Balance Sheet Transactions
Certain financial transactions are entered into by the Bank in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions as of December 31, 2005, and December 31, 2004, were commitments to extend credit and standby letters of credit. The Bank does not have any ownership interest in any off-balance sheet subsidiaries or special purpose entities.
Commitments
[TABLE 7]

(In thousands)	2005	2004

Loan commitments	$200,404	$189,626
Credit card lines	20,980	18,847
Standby letters of credit	5,831	4,980

Total unused commitments	$227,215	$213,453

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
In the normal course of business, the Bank has executed irrevocable letters of credit through the FHLB. These letters of credit are issued to secure public deposits placed with the Bank by one or more public depositors. As of December 31, 2005, the Bank has two $10 million and a $20 million irrevocable letter of credit with the FHLB that are used in lieu of securities to pledge against public deposits. As of December 31, 2004, two irrevocable letters of credit were extended, one in the amount of $10 million and one in the amount of $20 million both with terms of ten years. The securing of public deposits through the use of irrevocable letters of credit is a part of the Bank’s overall liquidity management.
Contractual Obligations
The following disclosure shows the contractual obligations that the Bank had outstanding at December 31, 2005. At December 31, 2005 the Bank had no outstanding capital lease obligations, purchase obligations, or other long-term obligations reflected on Bancshares’ balance sheet under Generally Accepted Accounting Principles.

Contractual Obligations
[TABLE 8]

	Payments due by period
		Less			More
		Than	1-3	3-5	Than
(In thousands)	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$53,000	$25,000	$—	$18,000	$10,000
Operating Lease Obligations	1,274	502	346	426	—

Total	$54,274	$25,502	$346	$18,426	$10,000

Capital Resources and Shareholders’ Equity
Shareholders’ equity at December 31, 2005, was $91.829 million compared to $90.742 million at December 31, 2004, an increase of 1.2%. Average shareholders’ equity as a percentage of average total assets at December 31, 2005, was 9.53% compared to 10.15% at December 31, 2004.
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
Capital Ratios
[TABLE 9]

			Risk-Based Capital
	Leverage Capital		Tier 1 Capital		Total Capital
(In thousands)	Amount	Percent[1]	Amount	Percent[2]	Amount	Percent[2]

Actual	$92,648	9.50%	$92,648	11.48%	$101,088	12.53%
Required	29,259	3.00	32,272	4.00	64,545	8.00
Excess	63,389	6.50	60,376	7.48	36,543	4.53

1	Percentage of total adjusted average assets. The Federal Reserve Board’s minimum leverage ratio requirement is 3.0% to 5.0%, depending on the institutions composite rating as determined by its regulators. The Federal Reserve Board has not advised the Bank of any specific requirement applicable to it.

2	Percentage of risk-weighted assets.
The number of beneficial shareholders holding Bancshares stock totaled approximately 5,227 at December 31, 2005. At December 31, 2005, participants in Bancshares’ dividend reinvestment plan total 1,567, representing 30.0% of total beneficial shareholders, and hold a total of 1,714,377 shares.
Noninterest Income
In 2005 noninterest income declined $271,000 or 1.9% compared to a decline of $454,000 or 3.1% in 2004. The decline in noninterest income for 2005 was due to the noninterest income in 2004 including a $292,000 nonrecurring gain on the sale of real estate. Excluding that gain, noninterest income would have been essentially unchanged compared to 2004. The decrease in fee income from service charges on deposit accounts for 2005 was $109,000 or 1.6% compared to a decrease of $56,000 or .8% for 2004. This has continued to decrease due to more customers paying their bills over the internet and not using checks as much as in the past. Gain on sale of mortgage loans for 2005 increased $24,000 or 4.5% compared to a decrease of $816,000 or 60.6% for 2004. In 2004 the decrease was due to the decline in mortgage activity due to the increase in rates. For the change in Other Operating Income see Table 10, Other Operating Income and Expenses, presented below.
Noninterest Expense
In 2005 noninterest expense increased $2.083 million or 5.5% compared to $1.253 million or 3.4% in 2004. Personnel expense in 2005, consisting of employee salaries and benefits, increased $1.2 million or 5.8% compared to a decrease of $389,000 or 1.9% in 2004. The increase in personnel expense in 2005 is largely due to the Bank paying out management incentive compensation of approximately $600,000 for 2005. The Bank did not meet its strategic goals in 2004 and therefore did not pay this management incentive compensation during 2004. The decrease in personnel expense in 2004 is attributable to reduced mortgage production incentives paid as the result of slower mortgage loan financing activities and a modest reduction in staff. The staff reductions resulted from consolidation of three offices in the Lexington community and improved efficiencies in bank operations. Full-time equivalent employees for Bancshares totaled 417 at year-end 2005 compared to 420 at year-end 2004 and 429 at year-end 2003. Occupancy expense for 2005 increased $88,000 or 4.9% compared to increases of $125,000 or 7.6% for 2004. Equipment depreciation and maintenance expense decreased $33,000 or 1.4% in 2005 compared to $227,000 or 11.0% in 2004. The increase in occupancy expense is a normal gain experienced as the result of growth.
For the changes in other operating expenses, please see Table 10, Other Operating Income and Expenses, below.

Other Operating Income and Expenses
[TABLE 10]

	Years Ended December 31			Variance
(Dollars in thousands)	2005	2004	2003	2005	2004

Other operating income:
Bankcard income	$2,530	$2,531	$2,370	—%	6.8%
Fee income (1)	1,817	1,527	1,283	19.0	19.0
Investment Services commissions (2)	984	1,297	1,499	(24.1)	(13.5)
Insurance commissions	243	231	227	5.2	1.8
Trust income (3)	658	618	537	6.5	15.1
Other income (4)	190	404	274	(53.0)	47.4

	$6,422	$6,608	$6,190	(2.8)	6.8

Other operating expenses:
Advertising(5)	$757	$851	$858	(11.0)%	(0.8)%
Automated services (6)	2,974	2,479	2,054	20.0	20.7
Bankcard expense	1,927	1,836	1,855	5.0	(1.0)
Legal and professional fees (7)	2,092	2,052	1,442	1.9	42.3
Postage	796	764	722	4.2	5.8
Stationery, printing and supplies (8)	678	901	848	(24.8)	6.3
OREO expense (9)	698	152	118	359.2	28.8
Other expenses	4,292	4,323	4,171	(0.7)	3.6

	$14,214	$13,358	$12,068	6.4	10.7

(1)	The increase in both 2005 and 2004 is primarily due to increased use of debit card purchases which results in merchant fees collected by the Bank.

(2)	The decreases for 2005 and 2004 are due to a decreased volume of Investment Services products sold.

(3)	Assets under management in the trust department totaled $104,117,000, $103,836,000 and $96,382,000, respectively for 2005, 2004 and 2003.

(4)	The increase from 2003 to 2004 and the decrease from 2004 to 2005 is due to a $292,000 nonrecurring gain on the sale of real estate in 2004.

(5)	The decrease in advertising for 2005 is primarily due to a large deposit campaign that was run in 2004 and not in 2005 and branch opening costs in 2004 for the Jamestown opening.

(6)	This increase for both 2004 and 2005 is due to Impact ’05 initiatives put in place to improve the Bank’s performance in operations, retail delivery systems and technology. These include enhancements to our data processing systems and the renewal and license fee costs associated with these, an upgrade in our communication lines to the branches and contingency planning.

(7)	The increase during 2004 was due to $415,000 in SOX related expenses incurred. We did have a decrease in legal fees in 2005 of approximately $245,000 but this decrease was offset mainly by an increase in consulting expenses of $100,000 due to training initiatives, an increase in insurance and bonding premiums of $25,000, an increase in professional fees of $20,000, an increase in state banking assessment fees of $15,000 and an increase in CPA expenses of $27,000.

(8)	The decrease in 2005 is due to the outsourcing of the Bank’s supply room starting in the second quarter of 2005.

(9)	The increase in 2005 is due to the materials and professional fees to remediate the condominiums discussed in “Asset Quality and Allowance for Loan Losses” on page 32 of this report.

Asset Quality and Allowance for Loan Losses
Summary of Loan Portfolio
[TABLE 11]

(In thousands)	2005	2004	2003	2002	2001

Commercial, financial and agricultural	$288,241	$281,909	$275,474	$269,053	$212,731
Real estate – construction	38,179	50,125	44,618	36,319	35,164
Real estate – mortgage	354,322	314,822	283,134	276,065	271,375
Installment loans to individuals	72,336	62,987	56,842	56,223	59,402
Lease financing	403	447	972	486	535
Other	1,917	1,895	2,406	7,402	9,157

Total loans, net of unearned income	$755,398	$712,185	$663,446	$645,548	$588,364

The bank has no foreign loan activity.
Maturities and Sensitivities of Loans to Changes in Interest Rates

	December 31, 2005
	Commercial,
	financial	Real estate –
(In thousands)	and agricultural	construction	Total

Due in 1 year or less	$112,458	$38,179	$150,637
Due after 1 year through 5 years:
Fixed interest rates	47,208	—	47,208
Floating interest rates	117,567	—	117,567
Due after 5 years:
Fixed interest rates	6,226	—	6,226
Floating interest rates	3,617	—	3,617

Total	$287,076	$38,179	$325,255

At December 31, 2005, the allowance for loan losses was $8.440 million or 1.12% of loans outstanding compared to $7.962 million or 1.12% of loans outstanding at December 31, 2004, and $7.846 million or 1.18% of loans outstanding at December 31, 2003. Net charge-offs for 2005 were $2.741 million or 0.36% of average loans outstanding compared to 2004 net charge-offs of $2.901 million or 0.42% of average loans outstanding and 2003 net charge-offs of $4.653 million or 0.70% of average loans outstanding. The additional charge-offs in 2003 were due primarily to the two problem credits that were written off in the fourth quarter. Adequate provisions and allowances for loan loss reserves are based on numerous factors including growth of the loan portfolio, delinquencies, net charge-offs, nonperforming loans and collateral values. Additional information regarding the allowance for loan losses is contained in Table 12, Analysis of Allowance for Loan Losses, below.

Analysis of Allowance for Loan Losses
[TABLE 12]

	As of or for the Years Ended
			December 31
(In thousands, except ratios)	2005	2004	2003	2002	2001

Average amount of loans outstanding	$752,420	$689,034	$664,155	$607,620	$558,821
Amount of loans outstanding	755,398	712,185	663,446	645,548	588,364
Allowance of loan losses:
Balance on January 1	$7,962	$7,846	$7,284	$6,440	$5,959
Loans charged off:
Secured by real estate	267	45	189	—	1
Commercial and industrial	1,324	2,436	3,925	943	730
Installment	1,414	799	522	633	859
Credit Card	234	366	375	357	302

Total charge-offs	3,239	3,646	5,011	1,933	1,892

Recoveries of loans previously charged off:
Secured by real estate	66	49	10	—	15
Commercial and industrial	256	250	153	127	250
Installment	134	366	146	108	123
Credit Card	42	80	49	62	123

Total recoveries	498	745	358	297	511

Net loans charged off	2,741	2,901	4,653	1,636	1,381

Provision for loan losses	3,219	3,017	5,215	2,480	1,862

Balance on December 31	$8,440	$7,962	$7,846	$7,284	$6,440

Ratio of net charge-offs of loans to average loans outstanding during the year	0.36%	0.42%	0.70%	0.27%	0.25%

The provision for loan losses charged to operations in 2005 totaled $3.219 million compared to $3.017 million in 2004 and $5.215 million in 2003. At December 31, 2005, the allowance for loan losses was 1.04 times nonperforming assets compared to 1.94 and 1.34 times at December 31, 2004 and 2003, respectively. Managements’ practice is to maintain the allowance for loan losses at a level sufficient to reflect the estimated probable incurred losses in the loan portfolio. Based on analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for loan losses to be adequate. In management’s judgment, the allocation of the allowance for loan losses for 2005, reflected in Table 14 below, Allocation of Allowance for Loan Losses, accurately reflects the inherent risks associated with each of the various lending categories.

Nonperforming Assets
[TABLE 13]

	December 31
(Dollars in thousands)	2005	2004	2003	2002	2001

Nonaccrual loans:
Secured by real estate	$680	$388	$1,262	$—	$747
Commercial and industrial	234	297	492	272	188
Installment	15	—	—	—	—
Restructured loans	856	582	1,135	2,260	324
Other real estate acquired through foreclosed properties	4,391	1,531	1,742	2,111	880
Accruing loans which are contractually past due 90 days or more	1,911	1,313	1,184	2,354	2,412

Total nonperforming assets	$8,087	$4,111	$5,815	$6,997	$4,551

Nonperforming assets to:
Loans outstanding at end of year	0.49%	0.58%	0.88%	1.08%	0.77%
Total assets at end of year	0.38	0.45	0.67	0.82	0.55

	Year Ended December 31
	2005	2004	2003	2002	2001

Loss of interest income associated with nonperforming loans at December 31:
Interest income that would have been recorded in accordance with original terms	$57	$57	$114	$82	$96
Less interest income actually recorded	—	—	—	—	18

Loss of interest income	$57	$57	$114	$82	$78

Allocation of Allowance for Loan Losses
[TABLE 14]

	2005		2004		2003		2002		2001
		% Of		% Of		% Of		% Of		% Of
		Total		Total		Total		Total		Total
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial, financial and agricultural	$2,404	38.1%	$2,268	39.6%	$2,235	41.5%	$2,075	41.7%	$1,823	36.2%
Real estate – construction	911	5.0	859	7.0	847	6.7	787	5.6	695	6.0
Real estate – mortgage	3,377	46.9	3,186	44.2	3,140	42.7	2,915	42.8	2,578	46.1
Installment loans to individuals	1,417	9.6	1,337	8.8	1,318	8.6	1,224	8.7	1,081	10.1
Lease financing	57	0.1	54	0.1	53	0.1	49	0.1	44	0.0
Other	156	0.3	147	0.3	145	0.4	134	1.1	119	1.6
Unallocated	118	0.0	111	0.0	108	0.0	100	0.0	100	0.0

Total	$8,440	100.0%	$7,962	100.0%	$7,846	100.0%	$7,284	100.0%	$6,440	100.0%

The allowance for loan losses has been allocated only on an approximate basis. The entire amount of the allowance is available to absorb losses occurring in any category. The allocation is not necessarily indicative of future losses.
Total nonperforming assets at December 31, 2005 were $8.087 million compared to $4.111 million at December 31, 2004 and $5.815 million at December 31, 2003 (see Table 13 above, Nonperforming Assets, for the breakdown).
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
The majority of the increase in the nonperforming assets during 2005 resulted from defaults on loans by one of the Bank’s long-term customers during the second quarter of 2005. The Bank made loans to this customer in connection

34

with a condominium project the customer was developing in Georgetown, South Carolina. The loans were secured by the residential condominium units in the building being developed by the customer. During the second quarter of 2005, the Bank acquired 18 residential condominium units by means of a deed-in-lieu of foreclosure. These 18 units, together with two others owned by third parties, are located on the second and third floors of a three-story building. The ground floor of the building has been developed into retail condominium units by another third party.
At the time of the Bank’s acquisition of the 18 condominium units, the defaulted loans had a $3.4 million principal balance due. After evaluating its potential net realizable value of these condominium units, the Bank took an immediate $400,000 charge against earnings and booked the remaining $3 million balance in other real estate owned.
After acquiring the condominium units, the Bank learned that many of the units had been damaged by water intrusion problems resulting from construction and design defects and storm damage. As a result, the Bank engaged experts to analyze and remediate the mold damage in several of its’ condominium units and the Bank believes the remediation is substantially complete within the 18 units it owns. The Bank has incurred expenses of approximately $680,000 as of December 31, 2005 ($800,000 as of February 28, 2006) in connection with its investigation and remediation related to these condominiums. Based on a report from one of its experts, the Bank believes the owner of the ground floor has not satisfactorily addressed the problems on the ground floor and this failure, if not addressed, could result in additional damage to the Bank’s units. The Bank continues to evaluate its alternatives, which include, but may not be limited to, seeking to immediately sell the Bank’s 18 condominium units individually or as a group or to take control of the entire project. At present, the Bank cannot predict which alternative it will elect nor can it determine with any accuracy the additional costs and expenses it will incur in connection with this project nor the potential amount it will realize upon its disposition of the project or the timeframe within which such disposition may occur.
Credit Risk Management
As a part of Credit Administration, management regularly reviews and grades its loan portfolio for purposes of determining asset quality and the need to make additional provisions for loan losses. The review process is performed both internally and externally, through the employment of independent credit review professionals. As part of the 2005 external credit review, a sampling was conducted of new small-business loans and commercial loans with loan amounts of $250,000 or more made since the last review. Samplings of existing commercial loans were also made pertaining to watch list credits, marginal credits, randomly selected loans by size, church loans, and loans by specific loan officers. Total internal and external loan review activity represented 51% of the average commercial loan portfolio.
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

With the exception of one credit discussed below, loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed in Table 13, Nonperforming Assets, do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. A borrower of the Bank, in the furniture industry, is currently in voluntary liquidation and as a result management has serious doubts following the completion of liquidation, the borrower will be able to comply with the loan repayment terms.
Income Taxes
Financial statement Note 10 provides a reconciliation between the amount of taxes computed using the statutory tax rate and the actual tax expense. The expense for income tax is recorded based on amounts payable, current and deferred. In 2005, the income tax expense was $4.865 million compared to $3.931 million in 2004 and $3.903 million in 2003. The effective tax rate for 2005 was 33.6% compared to 31.9% for 2004 and 31.3% for 2003. In 2003, Bancshares purchased an investment tax credit partnership interest through SunTrust Bank of Atlanta, Georgia. The partnership holds four projects within the State of North Carolina that qualify for North Carolina State historic and low-income housing tax credits. The purchase price of the partnership interest was $540,000 and is expected to yield $1.000 million in North Carolina tax credits over the years 2003 to 2009. Tax credit amounts were $185,000 for 2005 compared to $187,000 for 2004 and $131,000 for 2003.
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
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the effective date of SFAS 123R shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under SFAS 123. SFAS 123R is effective for all stock-

based awards granted on or after January 1, 2006 and the Bank has implemented SFAS 123R as of January 1, 2006 and will report it starting in the first quarter of 2006.
At the April 13, 2005 FASB Board meeting, the Board authorized the final drafting of certain amendments to Statement on Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) regarding beneficial interests and servicing rights. On August 11, 2005 the Board issued three exposure drafts — “Accounting for Transfers of Financial Assets, Accounting for Servicing of Financial Assets and Accounting for Certain Hybrid Financial Instruments” — as proposed amendments to SFAS No. 140. Management is currently monitoring and evaluating the potential impact of these various amendments, including the proposed one-time irrevocable election to move servicing rights from a LOCOM (lower of cost or fair market value) to a fair value accounting basis, which management intends to adopt.
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
Additional information called for by Item 7A is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which begins on page 16 above.
Item 8. Financial Statements and Supplementary Data.
The following financial statements and notes related thereto should be read in conjunction with Item 6, “Selected Financial Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which begin on page 15 and 16, respectively.

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
Please also review our assessment on internal control over financial reporting included in Item 9A, “Controls and Procedures,” which begins on page 66 below.
LSB BANCSHARES, INC.
January 31, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
LSB Bancshares, Inc.
Lexington, North Carolina
We have audited the accompanying consolidated balance sheets of LSB Bancshares, Inc. and subsidiaries (the “Corporation”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. We also have audited management’s assessment, included in Item 9A below, entitled “Controls and Procedures,” that the Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSB Bancshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that LSB Bancshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, LSB Bancshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
TURLINGTON AND COMPANY, L.L.P.
Lexington, North Carolina
January 31, 2006

Consolidated Balance Sheets

	December 31
(In thousands, except for shares)	2005	2004

ASSETS
Cash and Due from Banks (Note 2)	$45,600	$35,407
Interest-Bearing Bank Balances	1,385	2,115
Federal Funds Sold	16,355	14,246
Investment Securities (Note 3):
Held to Maturity, Market Value $27,603 and $29,642	27,427	28,539
Available for Sale	100,732	100,655
Loans (Notes 4 and 11)	755,398	712,185
Less, Allowance for Loan Losses (Note 4)	(8,440)	(7,962)

Net Loans	746,958	704,223
Premises and Equipment (Note 5)	19,358	17,390
Other Assets	17,980	12,413

Total Assets	$975,795	$914,988

LIABILITIES
Deposits:
Demand	$131,515	$88,805
Savings, N.O.W. and Money Market Accounts	409,928	417,584
Certificates of Deposit of less than $100,000 (Note 6)	140,700	118,569
Certificates of Deposit of $100,000 or more (Note 6)	140,030	97,317

Total Deposits	822,173	722,275
Securities Sold Under Agreements to Repurchase (Note 6)	1,657	1,536
Borrowings from the Federal Home Loan Bank (Note 7)	53,000	95,000
Other Liabilities	7,136	5,435

Total Liabilities	883,966	824,246

SHAREHOLDERS’ EQUITY
Preferred Stock, Par Value $.01 Per Share:
Authorized 10,000,000 Shares; none issued	—	—
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,524,033 in 2005 and 8,590,184 Shares in 2004	42,620	42,951
Paid-In Capital	9,430	10,482
Directors’ Deferred Plan	(1,334)	(1,197)
Retained Earnings	42,424	38,592
Accumulated Other Comprehensive Loss	(1,311)	(86)

Total Shareholders’ Equity	91,829	90,742

Total Liabilities and Shareholders’ Equity	$975,795	$914,988

Commitments and Contingencies Note 8
Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Income

	Years Ended December 31
(In thousands, except for shares and per share amounts)	2005	2004	2003

INTEREST INCOME
Interest and Fees on Loans	$54,568	$44,137	$44,837
Interest on Investment Securities:
Taxable	3,610	3,285	3,960
Tax Exempt	1,386	1,480	1,581
Interest-Bearing Bank Balances	340	176	159
Federal Funds Sold	521	241	253

Total Interest Income	60,425	49,319	50,790

INTEREST EXPENSE
Deposits	13,120	7,022	8,048
Securities Sold Under Agreements to Repurchase and Federal Funds Purchased	12	10	13
Borrowings from the Federal Home Loan Bank	3,594	3,335	3,116

Total Interest Expense	16,726	10,367	11,177

Net Interest Income	43,699	38,952	39,613
Provision for Loan Losses (Note 4)	3,219	3,017	5,215

Net Interest Income after Provision for Loan Losses	40,480	35,935	34,398

NONINTEREST INCOME
Service Charge on Deposit Accounts	6,816	6,925	6,981
Gains on Sales of Mortgages	554	530	1,346
Other Operating Income (Note 9)	6,422	6,608	6,190

Total Noninterest Income	13,792	14,063	14,517

NONINTEREST EXPENSE
Personnel Expense	21,426	20,254	20,643
Occupancy Expense	1,867	1,779	1,654
Equipment Depreciation and Maintenance	2,263	2,296	2,069
Other Operating Expense (Note 9)	14,214	13,358	12,068

Total Noninterest Expense	39,770	37,687	36,434

Income Before Income Taxes	14,502	12,311	12,481
Income Taxes (Note 10)	4,865	3,931	3,903

Net Income	$9,637	$8,380	$8,578

Earnings Per Share:
Basic	$1.13	$0.98	$1.01
Diluted	$1.12	$0.97	$1.00

Weighted Average Shares Outstanding:
Basic	8,547,282	8,576,109	8,515,711
Diluted	8,587,537	8,620,713	8,587,787
Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements
Of Changes in Shareholders’ Equity

						Accumulated
				Directors’		Other	Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Shareholders’
(In thousands, except for shares)	Shares	Amount	Capital	Plan	Earnings	Income(loss)	Equity

Balances at December 31, 2002	8,472,518	$42,363	$9,729	$(995)	$32,578	$1,832	$85,507
Net Income					8,578		8,578
Change in unrealized gain on securities available for sale, net of deferred income taxes						(823)	(823)

Comprehensive income							7,755
Cash dividends declared on common stock					(5,454)		(5,454)
Common stock issued for stock options exercised	76,424	382	476				858
Common stock acquired				(106)			(106)

Balances at December 31, 2003	8,548,942	$42,745	$10,205	$(1,101)	$35,702	$1,009	$88,560
Net Income					8,380		8,380
Change in unrealized gain on securities available for sale, net of deferred income taxes						(1,095)	(1,095)

Comprehensive income							7,285
Cash dividends declared on common stock					(5,490)		(5,490)
Common stock issued for stock options exercised	61,042	305	479				784
Common stock acquired	(19,800)	(99)	(202)	(96)			(397)

Balances at December 31, 2004	8,590,184	$42,951	$10,482	$(1,197)	$38,592	$(86)	$90,742
Net Income					9,637		9,637
Change in unrealized gain on securities available for sale, net of deferred income taxes						(1,225)	(1,225)

Comprehensive income							8,412
Cash dividends declared on common stock					(5,805)		(5,805)
Common stock issued for stock options exercised	40,257	201	283				484
Common stock acquired	(106,408)	(532)	(1,335)	(137)			(2,004)

Balances at December 31, 2005	8,524,033	$42,620	$9,430	$(1,334)	$42,424	$(1,311)	$91,829

Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Cash Flows

	Years Ended December 31
(In thousands)	2005	2004	2003

CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$9,637	$8,380	$8,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,011	2,065	1,832
Securities premium amortization and discount accretion, net	116	120	78
(Increase) decrease in loans held for sale	(382)	2,275	(6,673)
Deferred income taxes	75	111	(230)
Increase in income taxes payable	27	61	61
(Increase) decrease in income earned but not received	(1,121)	(83)	387
Increase (decrease) in interest accrued but not paid	659	250	(252)
Net (increase) decrease in other assets	(3,754)	91	(177)
Net increase (decrease) in other liabilities	1,015	162	(249)
Provision for loan losses	3,219	3,017	5,215
(Gain) loss on sale of premises and equipment	14	31	(40)

Net cash provided by operating activities	11,516	16,480	8,530

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of securities held to maturity	(4,052)	(4,180)	(280)
Proceeds from maturities of securities held to maturity	5,154	4,713	15,232
Purchases of securities available for sale	(22,411)	(59,896)	(51,824)
Proceeds from maturities of securities available for sale	20,235	49,357	42,765
Net increase in loans made to customers	(45,571)	(53,916)	(15,877)
Purchases of premises and equipment	(4,029)	(4,622)	(3,318)
Proceeds from sale of premises and equipment	36	87	65
Net (increase) decrease in federal funds sold	(2,109)	11,640	(12,502)

Net cash used for investing activities	(52,747)	(56,817)	(25,739)

CASH FLOW FROM FINANCING ACTIVITIES
Net increase in demand deposits, N.O.W., money market and savings accounts	35,054	12,479	13,317
Net increase (decrease) in time deposits	64,844	7,294	(7,296)
Net increase (decrease) in securities sold under agreements to repurchase	121	(496)	503
Proceeds from long-term debt	98,000	152,000	22,000
Payments on long-term debt	(140,000)	(127,000)	(15,000)
Dividends paid	(5,805)	(5,490)	(5,454)
Proceeds from issuance of common stock	484	784	858
Common stock acquired	(2,004)	(397)	(106)

Net cash provided by financing activities	50,694	39,174	8,822

Increase (decrease) in cash and cash equivalents	9,463	(1,163)	(8,387)
Cash and cash equivalents at the beginning of the years	37,522	38,685	47,072

Cash and cash equivalents at the end of the years	$46,985	$37,522	$38,685

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest	$16,068	$10,117	$11,428
Income taxes	5,000	3,878	4,541
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$4,435	$2,115	$1,844
Unrealized gain on securities available for sale:
Change in securities available for sale	(1,993)	(1,782)	(1,339)
Change in deferred income taxes	768	687	516
Change in shareholders’ equity	(1,225)	(1,095)	(823)
Notes to consolidated financial statements are an integral part hereof.

Notes To Consolidated Financial Statements
As of or for the Years Ended December 31, 2005, 2004 and 2003
Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Policies
The accounting and financial reporting policies of Bancshares and its subsidiaries conform to accounting principles generally accepted in the United States of America and prevailing industry practices. The following is a description of significant accounting policies.
Nature of Operations
Bancshares is a bank holding company organized under the laws of the State of North Carolina and registered under the FBHCA. Bancshares conducts its domestic financial services business through its wholly owned subsidiary the Bank and the Bank’s two non-bank subsidiaries, Peoples Finance and LSBIS. Bancshares serves customers primarily in Davidson, Forsyth, Stokes, Guilford, Randolph and Wake Counties, North Carolina.
Consolidation
The consolidated financial statements include the accounts of Bancshares and its direct and indirect wholly-owned subsidiaries, after eliminating inter-company balances and transactions. Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets since these are not assets or liabilities of Bancshares. Certain prior year amounts have been reclassified to conform to current year presentation.
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
Bancshares had stock based compensation plans at December 31, 2005 accounted for under Accounting Principles Board Opinion Number 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123 and SFAS 148, Bancshares’ net income and earnings per share would have been reduced to the following pro forma amounts (In thousands, except per share amounts):

	Years Ended December 31
	2005	2004	2003

Net income, as reported	$9,637	$8,380	$8,578
Less, total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	388	326	283
Pro forma net income	$9,249	$8,054	$8,295

	Years Ended December 31
	2005	2004	2003

Earnings Per Share:
Basic – as reported	$1.13	$0.98	$1.01
Basic – pro forma	1.08	0.94	0.97
Diluted – as reported	1.12	0.97	1.00
Diluted – pro forma	1.08	0.93	0.97
To determine the above pro forma amounts, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31
	2005	2004	2003

Dividend yield	3.78%	3.67%	3.50%
Risk-free interest rate	4.25%	3.63%	3.25%
Expected stock volatility	21.01%	25.17%	36.13%
Expected years until exercise	7.26	6.82	7.33

Due to the pending adoption of SFAS No. 123(R), effective April 11, 2005, the Stock Option and Compensation Committee of the Board of Directors of Bancshares (the “Compensation Committee”) voted to immediately vest certain unvested and underwater options held by current employees and executive officers. The Bank will adopt SFAS No. 123(R) on January 1, 2006.
The early vesting of these options was made to reduce compensation expense that otherwise would have been recorded in future periods once Bancshares implements SFAS 123(R) on January 1, 2006. As a result of this accelerated vesting, Bancshares expects to reduce its future aggregate compensation expense related to the options subject to the vesting by a total of approximately $227,000, based on estimated value calculations using Black-Scholes valuation methodology.
Accounting for Derivatives
The Bank accounts and reports for derivative instruments in accordance with Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). SFAS 133 requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to accumulated other comprehensive income and/or current earnings, as appropriate. As of the date of this report the Bank only used fair value hedging. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged liability are recorded in current period net income. If a derivative has ceased to be highly effective, hedge accounting is discontinued prospectively.
Note 2 — REGULATORY RESTRICTIONS
Bancshares and the Bank are subject to certain requirements imposed by state and federal banking statutes and regulations.
The Bank is required to maintain a certain weekly average clearing account balance with the Federal Reserve Bank of Richmond. The required weekly average clearing account balance for the years ended December 31, 2005 and 2004 was $56,000,000 and $91,000,000, respectively. The amount is negotiated by the Bank with the Federal Reserve Bank of Richmond.
Certain regulatory requirements restrict the lending of funds by and between Bancshares and the Bank and the amount of dividends which can be paid to Bancshares by the Bank. On December 31, 2005, the Bank had available retained earnings of $69,837,000 for the payment of dividends without obtaining prior regulatory approval.
The Bank is a member of the FHLB. Member institutions are required to maintain an investment in the common stock of the FHLB based on the member’s outstanding loan amount with the FHLB. Member institutions must also maintain adequate collateral in qualifying 1-4 family residential loans and other loans that meet the guidelines of the FHLB. At December 31, 2005, the Bank owned $4,213,500 of FHLB common stock.
Bancshares and the Bank are subject to certain regulatory capital requirements administered by federal and state banking agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancshares and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators that, if undertaken, could have a direct material effect on Bancshares’ financial statements.
At December 31, 2005, the most recent notifications from regulatory authorities categorized Bancshares and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed Bancshares’ or the Bank’s well capitalized status. Management believes that Bancshares and the Bank meet all capital adequacy requirements to which they are subject.
The Bank’s capital amounts and ratios approximate Bancshares’ capital amounts and ratios, which are summarized as follows (Dollars in thousands):

					Minimum Ratios
					For
					Capital	To Be
	Capital Amount		Ratio		Adequacy	Well
	2005	2004	2005	2004	Purposes	Capitalized*

Total capital to risk-weighted assets	$101,088	$98,279	12.53%	13.08%	8.00%	10.00%
Tier I capital to risk-weighted assets	92,648	90,317	11.48	12.02	4.00	6.00
Tier I capital to average assets	92,648	90,317	9.50	9.91	3.00	5.00

*	under Prompt Corrective Action provisions
Note 3 — INVESTMENT SECURITIES
The valuations of investment securities as of December 31, 2005 and 2004 were as follows (In thousands):

	2005 – Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State, county and municipal securities	$27,427	$505	$329	$27,603

	2005 – Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency obligations	$96,040	$45	$2,051	$94,034
State, county and municipal securities	2,612	—	128	2,484
Equity securities	4,214	—	—	4,214

Total	$102,866	$45	$2,179	$100,732

	2004 – Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State, county and municipal securities	$28,539	$1,121	$18	$29,642

	2004 – Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency obligations	$91,685	$593	$687	$91,591
State, county and municipal securities	3,101	36	82	3,055
Equity securities	6,009	—	—	6,009

Total	$100,795	$629	$769	$100,655

The following is a schedule of securities in a loss position as of December 31, 2005 (In thousands):

	Less than 1 Year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency obligations	$28,668	$409	$56,269	$1,643	$84,937	$2,052
State, county and municipal securities	9,375	330	2,236	127	11,611	457

Total securities	$38,043	$739	$58,505	$1,770	$96,548	$2,509

The following is a maturity schedule of investment securities at December 31, 2005 by contractual maturity (In thousands):

	Securities Held		Securities Available
	to Maturity		for Sale
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Debt securities:
Due in one year or less	$2,172	$2,189	$14,002	$13,897
Due after one year through five years	3,530	3,585	83,743	81,748
Due after five years through ten years	13,825	13,969	485	464
Due after ten years	7,900	7,860	422	409

Total debt securities	27,427	27,603	98,652	96,518
Equity securities	—	—	4,214	4,214

Total securities	$27,427	$27,603	$102,866	$100,732

The Bank owned stock in FHLB with book and market values of $4,213,500 and $6,009,000 at December 31, 2005 and 2004, respectively. The stock is included in equity securities and classified as available for sale.
A recap of the sales and maturities of held to maturity securities follows (In thousands):

	Years Ended December 31
	2005	2004	2003

Proceeds from sales and maturities	$5,154	$4,713	$15,232
Gross realized gains	—	—	—
Gross realized losses	—	—	—
A recap of the sales and maturities of available for sale securities follows (In thousands):

	Years Ended December 31
	2005	2004	2003

Proceeds from sales and maturities	$20,235	$49,357	$42,765
Gross realized gains	—	—	—
Gross realized losses	—	—	—
Investment securities with amortized costs of $92,705,000 and $84,470,000 and market values of $91,101,000 and $85,028,000 as of December 31, 2005 and 2004, respectively, were pledged to secure public deposits and for other purposes.

Note 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans are summarized as follows (In thousands):

	December 31
	2005	2004

Commercial, financial, and agricultural	$288,240	$281,909
Real estate-construction	38,179	50,125
Real estate-mortgage	354,322	314,822
Installment loans to individuals	72,336	62,987
Lease financing	403	447
Other	1,918	1,895

Total loans, net of unearned income	$755,398	$712,185

Nonperforming assets are summarized as follows (In thousands):

	December 31
	2005	2004

Nonaccrual loans	$929	$685
Restructured loans	856	582
Loans past due 90 days or more	1,911	1,313

Total nonperforming loans	3,696	2,580
Foreclosed real estate	4,391	1,531

Total nonperforming assets	$8,087	$4,111

Impaired loans and related information are summarized in the following tables (In thousands):

	December 31
	2005	2004	2003

Loans specifically identified as impaired	$8,937	$3,484	$6,435

Allowance for loan losses associated with impaired loans	$1,101	$939	$1,091

	Years Ended December 31
	2005	2004	2003

Average balances of impaired loans for the years	$6,887	$6,415	$8,663

Interest income recorded for impaired loans	$453	$261	$441

An analysis of the changes in the allowance for loan losses follows (In thousands):

	Years Ended December 31
	2005	2004	2003

Balances at beginning of years	$7,962	$7,846	$7,284
Provision for loan losses	3,219	3,017	5,215
Recoveries of amounts previously charged off	498	745	358
Loans charged off	(3,239)	(3,646)	(5,011)

Balances at end of years	$8,440	$7,962	$7,846

Bancshares’ policy for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. Bancshares generally considers loans 90 days or more past due and all nonaccrual loans to be impaired.

At December 31, 2005, Bancshares had no significant commitments to loan additional funds to the borrowers of impaired loans.
Note 5 — PREMISES AND EQUIPMENT
The following is a summary of premises and equipment (In thousands):

	December 31
	2005	2004

Land	$4,388	$4,254
Building	11,816	10,334
Equipment	18,968	16,724
Leasehold improvements	1,061	1,087

	36,233	32,399
Less, accumulated depreciation	16,875	15,009

Total	$19,358	$17,390

Note 6 — TIME DEPOSITS AND SHORT-TERM BORROWED FUNDS
The scheduled maturities of time deposits at December 31, 2005, were as follows (In thousands):

Year	Amount

2006	$248,997
2007	21,750
2008	9,958
2009	25

$280,730

Short-term borrowed funds outstanding consisted of securities sold under agreements to repurchase. These short-term borrowings by the Bank are collateralized by U.S. Treasury and other U.S. Government agency obligations with amortized cost of $5,017,000 and market value of $4,910,000 at December 31, 2005. The securities collateralizing the short-term borrowings have been delivered to a third party custodian for safekeeping. The following table presents certain information for securities sold under agreements to repurchase (In thousands):

	2005	2004	2003
Balance at December 31	$1,657	$1,536	$2,032

Average daily balance outstanding during the year	$1,308	$1,300	$1,564

Avearage interest rate paid during the year	0.89%	0.71%	0.83%

Note 7 — BORROWINGS
The Bank has established a secured credit availability with the FHLB totaling approximately $189,321,000 at year-end. At December 31, 2005 and 2004, the outstanding balances under this arrangement were $53,000,000 and $95,000,000, respectively. For 2005 and 2004, the effective interest rates incurred were 4.75% and 3.90%, respectively. Maturities are as follows (In thousands):

Year	Amount

2006	$25,000
2007	—
2008	—
2009	—
2010	18,000
Thereafter	10,000

$53,000

Borrowings under this line of credit are secured by the Bank’s stock in the FHLB and a blanket floating lien on certain qualifying 1-4 family mortgage loans as well as other qualifying loans.
The bank has obtained two $10,000,000 and a $20,000,000 irrevocable letter of credit, which will expire on May 10, 2006, August 11, 2010 and September 3, 2014, respectively. These letters of credit were issued by the FHLB in favor of the State of North Carolina to secure public deposits.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon or fully utilized, the total commitment amounts do not necessarily represent future cash requirements. Collateral, if deemed necessary, is determined on a case-by-case basis and is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. Unfunded commitments to extend credit totaled $221,384,000 at December 31, 2005. The Bank determines the fair value of these commitments using an estimation of the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. However, the Bank does not charge a fee on a commitment to extend credit; therefore, the carrying amount and estimated fair value of such commitments were zero at December 31, 2005 and 2004.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates and may require payment of a fee. The credit risk involved is essentially the same as that involved in extending loan commitments to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. Standby letters of credit totaled $5,831,000 at December 31, 2005. The Bank determines the fair value of standby letters of credit by using an estimation of fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the present creditworthiness of the counterparties. At December 31, 2005 and 2004, the Bank had standby letters of credit with estimated fair values of $24,000 and $24,000, respectively.
The following table summarizes outstanding unfunded commitments at December 31, 2005 and 2004 (In thousands):

(In thousands)	2005	2004

Loan commitments	$200,404	$189,626
Credit card lines	20,980	18,847
Standby letters of credit	5,831	4,980

Total unused commitments	$227,215	$213,453

The Bank and Peoples Finance together grant commercial, installment and mortgage loans to customers throughout their service area. The Bank and Peoples Finance have a diversified loan portfolio with no specific concentration of credit risk. The Bank does have a concentration of credit risk by maintaining cash balances with other banks, which are $34,373,000 in excess of Federal Deposit Insurance limits and has federal funds sold of $16,355,000 at December 31, 2005.

Neither Bancshares nor any of its subsidiaries are involved in any material pending legal proceedings.
Note 9 — SUPPLEMENTARY INCOME STATEMENT INFORMATION
The following is an analysis of items in other operating income and other operating expenses as shown on the Consolidated Statements of Income (In thousands):

	Years Ended December 31
	2005	2004	2003

Other operating income:
Bankcard income	$2,530	$2,531	$2,370
Fee income	1,817	1,527	1,283
Investment Services commissions	984	1,297	1,499
Insurance commissions	243	231	227
Trust income	658	618	537
Other income	190	404	274

	$6,422	$6,608	$6,190

Other operating expenses:
Advertising	$757	$851	$858
Automated services	2,974	2,479	2,054
Bankcard expense	1,927	1,836	1,855
Legal and professional fees	2,092	2,052	1,442
Postage	796	764	722
Stationery, printing and supplies	678	901	848
OREO expense	698	152	118
Other expenses	4,292	4,323	4,171

	$14,214	$13,358	$12,068

Note 10 — INCOME TAXES
The components of income tax expense (benefits) are as follows (In thousands):

	Years Ended December 31
	2005	2004	2003

Current	$4,790	$3,820	$4,133

Deferred:
Allowance for loan losses	(185)	(44)	(217)
Depreciation	173	84	(25)
Pension	70	(11)	3
Deferred compensation	30	(70)	(71)
Deferred income	(33)	112	95
Other	20	40	(15)

Subtotal	75	111	(230)

Total	$4,865	$3,931	$3,903

A reconciliation of the federal statutory tax rate to the effective tax rate follows:

	Years Ended December 31
	2005	2004	2003

Federal statutory tax rate	34.2%	34.0%	34.0%
Tax exempt interest income	(3.5)	(4.2)	(4.6)
Nonqualified options exercised	(0.1)	(0.3)	(0.5)
Disallowed interest expense	0.4	0.3	0.3
State taxes, net of federal tax benefit	1.9	2.0	2.0
Other	0.7	0.1	0.1

Effective tax rate	33.6%	31.9%	31.3%

The components of the net deferred tax asset follow (In thousands):

	December 31
	2005	2004
Unrealized loss on securities available for sale	$823	$54
Allowance for loan losses	3,254	3,069
Depreciation	(570)	(396)
Pension	(470)	(400)
Deferred compensation	474	504
Deferred income	(1,204)	(1,237)
Other	(13)	7

Subtotal	2,294	1,601
Valuation allowance	—	—

Total	$2,294	$1,601

During 2003, the Bank purchased an investment tax credit partnership interest for $540,000. The partnership is expected to yield $1,000,000 in tax credits over the years 2003 to 2009. Bancshares accounts for tax credits using the flow-through method, thereby reducing income tax expense in the year in which the credits are received. Tax credit amounts were $185,000 for 2005, $187,000 for 2004 and $131,000 for 2003.
Note 11 — RELATED PARTY TRANSACTIONS
The Bank had loans outstanding to executive officers, directors and their affiliated companies. An analysis of the activity with respect to such aggregate loans to related parties is as follows (In thousands):

Amount

Balance at December 31, 2004	$7,731
New loans during the year	10,675
Repayments during the year	(10,021)

Balance at December 31, 2005	$8,385

Note 12 — INTANGIBLE ASSETS
The following tables summarize information about intangible assets which are included in Other Assets on the Consolidated Balance Sheets (In thousands):

	Years Ended December 31
	2005	2004	2003

Mortgage servicing rights:
Balances at beginning of years	$280	$280	$276
Mortgage servicing rights originated	110	181	261
Amortization of rights	(153)	(181)	(257)

Balances at end of years	$237	$280	$280

Total loans services at end of years	$83,108	$90,892	$91,757

Deposit premium:
Balance at beginning of years	$19	$68	$117
Amortization	(19)	(49)	(49)

Balances at end of years	$—	$19	$68

Goodwill:
Balance at beginning of years	$490	$490	$490
Impairment	—	—	—

Balances at end of years	$490	$490	$490

The summary of estimated amortization expense for existing intangibles, excluding goodwill, for the five years subsequent to 2005 follows (In thousands):

Year	Amount

2006	$121
2007	74
2008	38
2009	4
2010	—
Thereafter	—

$237

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
Deposit Liabilities
The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at December 31, 2005. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The estimated fair values of Bancshares’ financial instruments are as follows (In thousands):

	December 31
	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and short term investments	$63,340	$63,340	$51,768	$51,768
Investment securities	130,293	128,335	129,194	130,297
Loans	755,398	755,699	712,185	733,864
Less allowance for loan losses	(8,440)	—	(7,962)	—

Net loans	746,958	755,699	704,223	733,864
Financial liabilities:
Deposits	822,173	817,192	722,275	718,942
Securities sold under agreements to repurchase	1,657	1,657	1,536	1,536
Borrowings from Federal Home Loan Bank	53,000	50,094	95,000	93,743
Note 14 — PENSION AND EMPLOYEE BENEFIT PLANS
The Bank and its subsidiaries have a noncontributory defined benefit pension plan, which covers substantially all employees. The benefits are based on years of service and the average of the highest five consecutive years of compensation paid during the ten years preceding retirement. Contributions are made on an annual basis, with the total amount of such contributions being between the minimum required for funding standard account purposes and the maximum deductible for federal income tax purposes.

The Bank and its subsidiaries have a plan to provide some health care benefits and life insurance for employees for the period between early retirement and normal retirement. Only those employees who retire after age 55 and have completed 10 years of service will be eligible for these benefits. The benefits are provided through a self-insured plan administered by an insurance company. The Bank is responsible for paying claims as they occur during the year. Statement of Financial Accounting Standards Number 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires the accrual of nonpension benefits as employees render service. The liability for postretirement benefits is unfunded.
The following tables set forth the changes in the projected benefit obligations and the fair value of plan assets for the Bank’s defined benefit pension plan and postretirement benefits provided for certain retired employees and the amounts recognized in the consolidated financial statements at December 31 (In thousands):

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004

Change in Benefit Obligation

Benefit obligation, beginning of year	$13,054	$11,498	$961	$813
Service cost	839	773	52	53
Interest cost	797	725	51	55
Actuarial gain (loss)	425	283	(90)	80
Participants’ contributions	—	—	10	10
Benefits paid to participants	(290)	(225)	(42)	(50)

Benefit obligation at end of year	$14,825	$13,054	$942	$961

Change in Plan Assets
Fair value, beginning of year	$9,977	$8,489	$—	$—
Actual return on plan assets	352	556	—	—
Participants’ contributions	—	—	10	10
Actual employer contributions	1,400	1,157	32	40
Benefits paid to participants	(290)	(225)	(42)	(50)

Fair value, end of year	$11,439	$9,977	$—	$—

Accrued(Prepaid) Benefit Cost
Funded status	$3,384	$3,077	$942	$961
Unrecognized net actuarial gain	(4,549)	(3,903)	(228)	(326)
Unrecognized prior service cost	(668)	(734)	—	—
Unrecognized transition asset	—	—	(82)	(92)

Net amount recognized in consolidated financial statements	$(1,833)	$(1,560)	$632	$543

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2005	2004	2003	2005	2004	2003

Net Periodic Benefit Cost
Service cost	$839	$773	$608	$52	$53	$31
Interest cost	797	725	663	52	55	50
Expected return on plan assets	(774)	(664)	(553)	—	—	—
Amortization of prior service cost	66	66	65	—	—	—
Transition Obligation	—	—	—	10	10	10
Net actuarial loss	199	191	1	8	14	10

Net periodic benefit cost	$1,127	$1,091	$784	$122	$132	$101

The following table sets forth the projected benefits payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (In thousands):

	Pension	Post retirement
	Benefits	Benefits

Estimated Benefits Payments for the Fiscal Year Ending:
December 31, 2006	$439	$59
December 31, 2007	475	72
December 31, 2008	531	75
December 31, 2009	574	83
December 31, 2010	692	74
December 31, 2011 – 2015	4,676	463

	Pension Benefits
	December 31
(Amounts in thousands)	2005	2004

Asset Allocation
Cash equivalent	5.6%	8.3%
Fixed income securities	37.5	38.0
Mutual Funds	4.1	8.1
Equity securities	52.3	45.2
Accrued income	0.5	0.4

Total	100.0%	100.0%

Accumulated benefit obligation	$11,441	$9,758

	2005	2004

Benefit Obligation Assumptions
Discount rate	6.00%	6.25%
Expected long-term rate return on assets	7.50	7.50
Rate of increase in compensation levels	5.50	5.50
Rate of increase in maximum benefits levels	5.00	5.00
Bancshares expects to contribute $1,100,000 to its pension plan in 2006.
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

	Postretirement Benefits
	December 31
(Amounts in thousands)	2005	2004

Assumed Health Care Cost Trend Rates
Health care cost trend assumed for next year	8.00%	9.00%
Ultimate trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2009	2009
Benefit Obligation Discount Rate Assumption	6.00%	6.25%
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (In thousands):

	1 Percentage	1 Percentage
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost	$15	$(12)

Effect on postretirement benefit obligation	$324	$(269)
Bancshares expects to pay $59,000 to cover claims under the postretirement plan in 2006.
The Bank and its subsidiaries have a defined contribution retirement plan covering substantially all employees with one year of service. Participating employees may contribute a percentage of their compensation to the plan, with the Bank and its subsidiaries matching a portion of the employee contribution. The Bank’s matching contribution is invested in Bancshares common stock. Bancshares’ stock held by the plan as of December 31, 2005 and 2004 was 153,142 and 136,443 shares, respectively. Total expense under the plan was $294,000, $271,000 and $302,000 for 2005, 2004, and 2003, respectively.
Note 15 — LEASES
The Bank is obligated under several lease agreements, which expire in 2006 through 2010. The leased property is for land and building use. Rental payments under these leases amounted to $505,000, $504,000 and $461,000 for the years ended December 31, 2005, 2004, and 2003, respectively.
A summary of noncancelable lease commitments for the Bank follows (In thousands):

Year	Amount

2006	$482
2007	336
2008	273
2009	115
2010	38

$1,244

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
During 2005, 2004, and 2003, Bancshares repurchased common stock in the amounts of 106,408, 19,800 and 0 shares, respectively, under a repurchase plan authorized by the Board of Directors for up to 900,000 shares of common stock. As of December 31, 2005, Bancshares had repurchased a total of 569,989 shares under the plan. Consequently, Bancshares may repurchase an additional 330,011 shares under the plan, which expires May 31, 2006.
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
The Rights will expire on December 31, 2007 (subject to extension by the Board of Directors), and may be redeemed by Bancshares at a price of $0.01 at any time prior to the acquisition by a person or group of 20% or more of Bancshares’ common stock.
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

	December 31
	2005	2004	2003

Shares of common stock owned	81,718	74,183	69,295

Cost of common stock owned	$1,333,701	$1,197,490	$1,100,665

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

The following table summarizes information about outstanding and exercisable stock options at December 31, 2005:

	Weighted		Weighted		Weighted
Range of	Average		Average		Average
Exercise	Remaining	Number	Exercise	Number	Exercise
Prices	Life	Outstanding	Prices	Exercisable	Prices

$11.063 - 13.550	3.50	87,062	$13.298	75,062	$13.268
14.250 - 15.063	3.83	50,025	14.958	50,025	14.958
15.200 - 15.200	1.39	37,499	15.200	37,499	15.200
16.570 - 16.570	1.29	8,125	16.570	8,125	16.570
17.110 - 17.110	8.97	96,250	17.110	82,384	17.110
17.240 - 17.240	6.41	73,750	17.240	44,250	17.240
17.650 - 17.650	9.20	91,000	17.650	14,000	17.650
18.000 - 18.000	7.94	76,250	18.000	55,000	18.000
20.000 - 20.000	3.36	48,750	20.000	48,750	20.000
20.750 - 20.750	2.44	46,250	20.750	46,250	20.750

		614,961		461,345

A summary of the status of Bancshares’ stock-based compensation plans as of December 31, 2005 and 2004 and changes during the years then ended is presented below:

	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding at beginning of years	581,364	$16	577,734	$16
Granted	91,000	18	96,250	17
Exercised	(40,257)	12	(61,042)	13
Cancelled	(17,146)	12	(31,578)	18

Options outstanding at end of years	614,961	17	581,364	16

Options exercisable at end of years	461,345	17	362,114	16

Note 17 – QUARTERLY FINANCIAL DATA
Quarterly financial data for 2005 and 2004 is summarized below (in thousands, except per share data). The sum of the quarterly earnings per share amounts may not equal the annual earnings per share amounts due primarily to changes in the number of shares outstanding from quarter to quarter.

	2005				2004
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Interest income	$16,002	$15,780	$14,961	$13,682	$12,958	$12,403	$12,067	$11,891
Interest expense	4,913	4,574	3,910	3,329	2,875	2,615	2,420	2,457

Net interest income	11,089	11,206	11,051	10,353	10,083	9,788	9,647	9,434
Provision for loan losses	905	715	1,060	539	621	1,104	781	511

Net interest income after provision for loan losses	10,184	10,491	9,991	9,814	9,462	8,684	8,866	8,923
Noninterest income	3,651	3,398	3,481	3,262	3,278	3,540	3,889	3,356
Noninterest expense	10,112	10,087	9,808	9,763	9,461	9,654	9,468	9,104

Income before income taxes	3,723	3,802	3,664	3,313	3,279	2,570	3,287	3,175
Income taxes	1,248	1,302	1,234	1,081	1,065	793	1,051	1,022

Net income	$2,475	$2,500	$2,430	$2,232	$2,214	$1,777	$2,236	$2,153

Earnings per share:
Basic	$0.29	$0.29	$0.28	$0.26	$0.26	$0.21	$0.26	$0.25
Diluted	0.29	0.29	0.28	0.26	0.26	0.21	0.26	0.25
Note 18 — LSB BANCSHARES, INC. (PARENT COMPANY)
The condensed balance sheets for Bancshares as of December 31, 2005 and 2004, and the related condensed statements of income and cash flows for the years ended December 31, 2005, 2004 and 2003, are as follows (in thousands):
CONDENSED BALANCE SHEETS

	December 31
	2005	2004

Assets:
Cash	$153	$1,656
Investment in wholly-owned subsidiary	93,799	89,683
Other assets	637	744

Total assets	$94,589	$92,083

Liabilities and Shareholders’ equity:
Other liabilities	$1,448	$1,255
Shareholders’ equity	93,141	90,828

Total liabilities and Shareholders’ equity	$94,589	$92,083

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31
	2005	2004	2003

Dividends from subsidiary	$5,805	$5,490	$5,454
Other operating expense	283	207	251

Income before equity in earnings of subsidiary	5,522	5,283	5,203
Equity in earnings of subsidiary	4,115	3,097	3,375

Net income	$9,637	$8,380	$8,578

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2005	2004	2003

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$9,637	$8,380	$8,578
Adjustments to reconcile net income to net cash provided by operating activities:
Change in investment in wholly-owned subsidiary	(4,115)	(3,097)	(3,375)

Net cash provided by operating activities	5,522	5,283	5,203

CASH FLOW FROM INVESTING ACTIVITIES:
(Increase) decrease in other assets	107	(7)	7

CASH FLOW FROM FINANCING ACTIVITIES:
Sale of capital stock	484	784	858
Dividends paid	(5,805)	(5,490)	(5,454)
Common stock acquired	(2,004)	(397)	(106)
Increase in other liabilities	193	155	91

Net cash used for financing activities	(7,132)	(4,948)	(4,611)

Increase (decrease) in cash	(1,503)	328	599
Cash at beginning of years	1,656	1,328	729

Cash at end of years	$153	$1,656	$1,328

Note 19 – Derivatives
Bancshares began using derivatives in the fourth quarter of 2005. The derivatives are being used in conjunction with the Bank’s sale of Indexed Certificates of Deposits (ICD’s). ICDs pay no periodic interest payments. Rather under the ICD’s interest, if any, is paid at maturity and is calculated based on the positive price movements, if any, of the Dow Jones Industrial AverageSM (DJIA) over the entire term of the ICD. The goal is to curtail the interest rate risk of the ICD to the Bank by engaging in “perfectly matched” hedges or option contracts tied to the underlying index with creditworthy hedge providers who will support the inherent performance of the ICD at maturity of the issuances.
This approach will mitigate any exposure to unintended market risk and essentially fix Bancshares’ cost of funds at inception for the term of the ICD without concern over the performance of the DJIA. Bancshares has also looked at the risk associated with any default in payment by the hedge providers. This risk is mitigated by all hedge providers having investment grade ratings. If the hedge providers fall below an investment grade rating collateral must be posted. Bancshares will also be using multiple hedge providers to spread the risk and providers are all publicly traded and have been in operation over 60 years.

The following table reflects risk management derivative financial instruments for the year ended December 31, 2005:

			Average
	Notional	Unrealized	Years
(Dollars in thousands)	Amount	Losses (a)	Maturity

Fair value liability hedges:
Interest rate options	$26	$3	5

(a)	Represents the fair value of derivative financial instruments.
These derivatives were all issued in the fourth quarter of 2005 with a maturity of five years therefore the total notional amount will mature in five years.
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
Bancshares’ management assessed the effectiveness of Bancshares’ internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on this assessment, Bancshares’ management believes that, as of December 31, 2005, Bancshares’ internal control over financial reporting is effective.
Bancshares’ independent auditor, Turlington and Company L.L.P., has issued an audit report on management’s assessment of Bancshares’ internal control over financial reporting. This Report of Independent Registered Public Accounting Firm begins on page 39 in Item 8 above.
During the quarter ended December 31, 2005, there have been no changes in Bancshares’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancshares’ internal control over financial reporting.

Item 9B. Other Information.
Not Applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant.
The information called for by Item 10 with respect to directors is set forth in Bancshares’ Proxy Statement for its 2006 Annual Meeting of Shareholders (the “Proxy Statement”) under the caption, “Proposal 1: Election of Directors” and is hereby incorporated by reference, except for information with respect to Sue H. Hunter, Roberts E. Timberlake and Lloyd G. Walter, who are retiring from the Board of Directors as of April 19, 2006 in accordance with the directors’ retirement policy set forth in Bancshares’ Bylaws and Bancshares’ Governance Guidelines, which were adopted by the Board of Directors on December 21, 2004.
Sue H. Hunter, age 70, has been a director of Bancshares since 1999. She is currently President and Co-Owner of the Thomasville Emporium, Inc., Vice President of the Side Street Café; and Co-Owner of 2 Couples, LLC.
Roberts E. Timberlake, age 69, has been a director of Bancshares since 1979. He is an artist/designer and Chairman, President and CEO of Bob Timberlake, Inc.
Lloyd G. Walter, Jr., age 71, has been a director of Bancshares since 1997. He is an architect and sole proprietor doing business as LGW Consulting. He is the former CEO and founding principal of Walter, Robbs, Callahan & Pierce Architects, P.A.
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
The information called for by Item 10 with respect to codes of ethics is set forth in the Proxy Statement under the caption, “Code of Business Conduct and Ethics” and is hereby incorporated by reference.
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
Item 14. Principal Accounting Fees and Services.
The information called for by Item 14 with respect to principal accounting fees and services is set forth in the Proxy Statement under the caption, “Proposal 2: Ratification of Appointment of Turlington and Company, L.L.P. as Bancshares’ Independent Auditors for 2006” and is hereby incorporated by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	The following documents are filed (or, with respect to Exhibit 32, furnished) as part of this report:
(1)	Financial Statements:
(2)	Financial Statement Schedules: None

(3)	Exhibits

3.1	Articles of Incorporation of Bancshares, as amended, which are incorporated by reference to Exhibit 4.1 of Bancshares’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2001 (SEC File No. 333-61046).

3.2	Amended and Restated Bylaws of Bancshares, which are incorporated by reference to Exhibit 3.2 of Bancshares’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 4, 2004 (SEC File No. 000-11448).

4.1	Specimen certificate of common stock, $5.00 par value, which is incorporated by reference to Exhibit 4 of Bancshares’ Registration Statement on Form S-1 (SEC File No. 2-99312).

4.2	Rights Agreement dated as of February 10, 1998 by and between Bancshares and Wachovia Bank, N.A., as Rights Agent, which is incorporated by reference to Exhibit 1 of Bancshares’ Registration Statement on Form 8-A filed with the SEC on March 6, 1998 (SEC File No. 000-11448).

10.1*	1994 Director Stock Option Plan of Bancshares, which is incorporated by reference to Exhibit 4 of Bancshares’ Registration Statement on Form S-8 filed with the SEC on July 15, 1994 (SEC File No. 33-81664).

10.2*	1996 Omnibus Stock Incentive Plan, which is incorporated by reference to Exhibit 10.2 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on March 28, 1996 (SEC File No. 000-11448).

10.3*	Amendment Number 1 to 1996 Omnibus Stock Incentive Plan, which is incorporated by reference to Exhibit 4.5 of Bancshares’ Registration Statement on Form S-8 filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

10.4*	Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees,

which is incorporated by reference to Appendix VI of Bancshares’ 2003 Proxy Statement filed with the SEC on March 16, 2004 (SEC File No. 000-11448).

10.5*	Form of Stock Option Award Agreement for a Director adopted under Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.1 of Bancshares’ Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).

10.6*	Form of Incentive Stock Option Award Agreement for an Employee adopted under Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.2 of Bancshares’ Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).

10.7*	Form of Director Fee Deferral Agreement adopted under Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.1 of Bancshares’ Current Report on Form 8-K filed with the SEC on December 29, 2004 (SEC File No. 000-11448).

10.8*	Employment Continuity Agreement effective as of December 24, 1997 between Bancshares and Nicholas A. Daves, which is incorporated by reference to Exhibit 10.8 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 11, 2005 (SEC File No. 000-11448).

10.9*	Employment Continuity Agreement effective as of June 9, 1998 between Bancshares and Suzanne J. Bullotta, which is incorporated by reference to Exhibit 10.16 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC on March 25, 1999 (SEC File No. 000-11448).

10.10*	Employment Continuity Agreement effective as of October 15, 2001 between Bancshares and M. Jack Smith, which is incorporated by reference to Exhibit 10.10 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 11, 2005 (SEC File No. 000-11448).

10.11*	Employment Continuity Agreement effective as of January 1, 2004 between Bancshares and Robert F. Lowe, which is incorporated by reference to Exhibit 10.7 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.12*	Form of Employment Continuity Agreement effective as of January 1, 2004 between Bancshares and Monty J. Oliver and H. Franklin Sherron, Jr. with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, which is incorporated by reference to Exhibit 10.8 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.13*	Form of Employment Continuity Agreement effective as of January 1, 2004 between Bancshares and Kathy V. Richardson and Pamela J. Varela with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, which is incorporated by reference to Exhibit 10.9 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.14*	Form of Employment Continuity Agreement effective as of January 1, 2004 between Bancshares and Robert E. Lineback, Jr. and Philip G. Gibson with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, which is incorporated by reference to Exhibit 10.10 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.15*	Form of Employment Continuity Agreement effective as of January 1, 2004 between Bancshares and Ronald E. Coleman, D. Gerald Sink, Robin A. Huneycutt and Ronald W. Sink with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, which is incorporated by reference to Exhibit 10.11 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.16*	Employment Continuity Agreement effective as of August 16, 2004 between Bancshares and David P. Barksdale, which is incorporated by reference to Exhibit 10.16 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 11, 2005 (SEC File No. 000-11448).

10.17*	Employment Continuity Agreement effective as of December 22, 2004 between Bancshares and Andrew G. McDowell, which is incorporated by reference to Exhibit 10.17 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 11, 2005 (SEC File No. 000-11448).

10.18*	Restated Form of Director Fee Deferral Agreement adopted under Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 99.1 of Bancshares’ Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.19*	Form of Stock Appreciation Rights Award Agreement adopted under Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 99.2 of Bancshares’ Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.20*	Bancshares’ Management Incentive Plan, which is incorporated by reference to Exhibit 99.3 of Bancshares’ Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.21*	2006 Director Compensation Schedule of Bancshares and Lexington State Bank, which is incorporated by reference to Exhibit 99.4 of Bancshares’ Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.22*	April 11, 2005 Amendment to Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.1 of Bancshares’ Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).

10.23*	Form of Amendment to the applicable Grant Agreements under the 1996 Omnibus Stock Incentive Plan, which is incorporated by reference to Exhibit 10.2 of Bancshares’ Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).

10.24*	Form of Amendment to the Incentive Stock Option Award Agreement for an Employee adopted under Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.3 of Bancshares’ Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).

21+	List of Subsidiaries at December 31, 2005.

23+	Consent of Turlington and Company, L.L.P.

31.1+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement.

+	Indicates the exhibit is being filed herewith.
[SIGNATURES BEGIN ON THE NEXT PAGE]

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSB BANCSHARES, INC.

By:	/s/ Robert F. Lowe

Name:	Robert F. Lowe
Title:	Chairman of the Board, President and Chief Executive Officer
Date:	February 21, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Robert F. Lowe Robert F. Lowe	Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 21, 2006
/s/ Monty J. Oliver Monty J. Oliver	Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2006
/s/ Michael S. Albert Michael S. Albert	Director	February 21, 2006
/s/ Walter A. Hill, Sr. Walter A. Hill, Sr.	Director	February 21, 2006
/s/ Robert B. Smith, Jr. Robert B. Smith, Jr.	Director	February 21, 2006
/s/ John W. Thomas III John W. Thomas III	Director	February 21, 2006
/s/ Robert C. Clark Robert C. Clark	Director	February 21, 2006
/s/ Leonard H. Beck Leonard H. Beck	Director	February 21, 2006
/s/ Samuel R. Harris, MD Samuel R. Harris, MD	Director	February 21, 2006
/s/ David A. Smith David A. Smith	Director	February 21, 2006

SIGNATURE	TITLE	DATE
/s/ Burr W. Sullivan Burr W. Sullivan	Director	February 21, 2006
/s/ Sue H. Hunter Sue H. Hunter	Director	February 21, 2006
/s/ Roberts E. Timberlake Roberts E. Timberlake	Director	February 21, 2006
/s/ Lloyd G. Walter, Jr. Lloyd G. Walter, Jr.	Director	February 21, 2006
/s/ Julius S. Young, Jr. Julius S. Young, Jr.	Director	February 21, 2006
/s/ John F. Watts John F. Watts	Director	February 21, 2006

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Articles of Incorporation of Bancshares, as amended, which are incorporated by reference to Exhibit 4.1 of Bancshares’ Registration Statement on Form S-8 filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2001 (SEC File No. 333-61046).

3.2	Amended and Restated Bylaws of Bancshares, which are incorporated by reference to Exhibit 3.2 of Bancshares’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 4, 2004 (SEC File No. 000-11448).

4.1	Specimen certificate of common stock, $5.00 par value, which is incorporated by reference to Exhibit 4 of Bancshares’ Registration Statement on Form S-1 (SEC File No. 2-99312).

4.2	Rights Agreement dated as of February 10, 1998 by and between Bancshares and Wachovia Bank, N.A., as Rights Agent, which is incorporated by reference to Exhibit 1 of Bancshares’ Registration Statement on Form 8-A filed with the SEC on March 6, 1998 (SEC File No. 000-11448).

10.1*	1994 Director Stock Option Plan of Bancshares, which is incorporated by reference to Exhibit 4 of Bancshares’ Registration Statement on Form S-8 filed with the SEC on July 15, 1994 (SEC File No. 33-81664).

10.2*	1996 Omnibus Stock Incentive Plan, which is incorporated by reference to Exhibit 10.2 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on March 28, 1996 (SEC File No. 000-11448).

10.3*	Amendment Number 1 to 1996 Omnibus Stock Incentive Plan, which is incorporated by reference to Exhibit 4.5 of Bancshares’ Registration Statement on Form S-8 filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

10.4*	Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Appendix VI of Bancshares’ 2003 Proxy Statement filed with the SEC on March 16, 2004 (SEC File No. 000-11448).

10.5*	Form of Stock Option Award Agreement for a Director adopted under Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.1 of Bancshares’ Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).

10.6*	Form of Incentive Stock Option Award Agreement for an Employee adopted under Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.2 of Bancshares’ Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).

10.7*	Form of Director Fee Deferral Agreement adopted under Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.1 of Bancshares’ Current Report on Form 8-K filed with the SEC on December 29, 2004 (SEC File No. 000-11448).

10.8*	Employment Continuity Agreement effective as of December 24, 1997 between Bancshares and Nicholas A. Daves, which is incorporated by reference to Exhibit 10.8

Exhibit
No.	Description
of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 11, 2005 (SEC File No. 000-11448).

10.9*	Employment Continuity Agreement effective as of June 9, 1998 between Bancshares and Suzanne J. Bullotta, which is incorporated by reference to Exhibit 10.16 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC on March 25, 1999 (SEC File No. 000-11448).

10.10*	Employment Continuity Agreement effective as of October 15, 2001 between Bancshares and M. Jack Smith, which is incorporated by reference to Exhibit 10.10 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 11, 2005 (SEC File No. 000-11448).

10.11*	Employment Continuity Agreement effective as of January 1, 2004 between Bancshares and Robert F. Lowe, which is incorporated by reference to Exhibit 10.7 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.12*	Form of Employment Continuity Agreement effective as of January 1, 2004 between Bancshares and Monty J. Oliver and H. Franklin Sherron, Jr. with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, which is incorporated by reference to Exhibit 10.8 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.13*	Form of Employment Continuity Agreement effective as of January 1, 2004 between Bancshares and Kathy V. Richardson and Pamela J. Varela with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, which is incorporated by reference to Exhibit 10.9 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.14*	Form of Employment Continuity Agreement effective as of January 1, 2004 between Bancshares and Robert E. Lineback, Jr. and Philip G. Gibson with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, which is incorporated by reference to Exhibit 10.10 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.15*	Form of Employment Continuity Agreement effective as of January 1, 2004 between Bancshares and Ronald E. Coleman, D. Gerald Sink, Robin A. Huneycutt and Ronald W. Sink with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, which is incorporated by reference to Exhibit 10.11 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.16*	Employment Continuity Agreement effective as of August 16, 2004 between Bancshares and David P. Barksdale, which is incorporated by reference to Exhibit 10.16 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 11, 2005 (SEC File No. 000-11448).

10.17*	Employment Continuity Agreement effective as of December 22, 2004 between Bancshares and Andrew G. McDowell, which is incorporated by reference to Exhibit 10.17 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 11, 2005 (SEC File No. 000-11448).

Exhibit
No.	Description
10.18*	Restated Form of Director Fee Deferral Agreement adopted under Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 99.1 of Bancshares’ Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.19*	Form of Stock Appreciation Rights Award Agreement adopted under Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 99.2 of Bancshares’ Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.20*	Bancshares’ Management Incentive Plan, which is incorporated by reference to Exhibit 99.3 of Bancshares’ Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.21*	2006 Director Compensation Schedule of Bancshares and Lexington State Bank, which is incorporated by reference to Exhibit 99.4 of Bancshares’ Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.22*	April 11, 2005 Amendment to Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.1 of Bancshares’ Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).

10.23*	Form of Amendment to the applicable Grant Agreements under the 1996 Omnibus Stock Incentive Plan, which is incorporated by reference to Exhibit 10.2 of Bancshares’ Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).

10.24*	Form of Amendment to the Incentive Stock Option Award Agreement for an Employee adopted under Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.3 of Bancshares’ Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).

21+	List of Subsidiaries at December 31, 2005.

23+	Consent of Turlington and Company, L.L.P.

31.1+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement.

+	Indicates the exhibit is being filed herewith.