Form 10-Q
period 2006-03-31
LSB BANCSHARES INC /NC/
filed 2006-05-10
CIK 714530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
LSB Bancshares, Inc. had 8,521,535 shares of common stock outstanding as of April 28, 2006.

LSB BANCSHARES, INC.
AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Balance Sheets

	(Unaudited)
	March 31	December 31
(In thousands, except shares)	2006	2005

Assets
Cash and Due from Banks	$40,998	$45,600
Interest-Bearing Bank Balances	999	1,385
Federal Funds Sold	22,327	16,355
Investment Securities (Note 3):
Held to Maturity, Market Value $29,918 and $27,603	29,873	27,427
Available for Sale	107,019	100,732
Loans (Note 4)	754,976	755,398
Less, Allowance for Loan Losses (Note 4)	(8,392)	(8,440)

Net Loans	746,584	746,958
Premises and Equipment	19,238	19,358
Other Assets	18,713	17,980

Total Assets	$985,751	$975,795

Liabilities
Deposits:
Demand	$140,526	$131,515
Savings, N.O.W. and Money Market Accounts	418,174	409,928
Certificates of Deposit of less than $100,000	143,988	140,700
Certificates of Deposit of $100,000 or more	139,939	140,030

Total Deposits	842,627	822,173
Securities Sold Under Agreements to Repurchase	837	1,657
Borrowings from the Federal Home Loan Bank	43,000	53,000
Other Liabilities	7,337	7,136

Total Liabilities	893,801	883,966

Shareholders’ Equity
Preferred Stock, Par Value $.01 Per Share:
Authorized 10,000,000 Shares; None issued	—	—
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,528,017 Shares as of March 31, 2006 and 8,524,033 Shares as of December 31, 2005	42,640	42,620
Paid-In Capital	9,472	9,430
Directors’ Deferred Plan	(1,348)	(1,334)
Retained Earnings	42,715	42,424
Accumulated Other Comprehensive Loss	(1,529)	(1,311)

Total Shareholders’ Equity	91,950	91,829

Total Liabilities and Shareholders’ Equity	$985,751	$975,795

Memorandum: Standby Letters of Credit	$5,365	$5,831
Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31
(In thousands, except shares and per share amounts)	2006	2005

Interest Income
Interest and Fees on Loans	$14,489	$12,290
Interest on Investment Securities:
Taxable	978	877
Tax Exempt	319	346
Interest-Bearing Bank Balances	82	88
Federal Funds Sold	249	81

Total Interest Income	16,117	13,682

Interest Expense
Deposits	4,549	2,376
Securities Sold Under Agreements to Repurchase	5	4
Borrowings from the Federal Home Loan Bank	608	949

Total Interest Expense	5,162	3,329

Net Interest Income	10,955	10,353
Provision for Loan Losses (Note 4)	1,407	539

Net Interest Income after Provision for Loan Losses	9,548	9,814

Noninterest Income
Service Charges on Deposit Accounts	1,592	1,553
Gains on Sales of Mortgages	78	132
Other Operating Income	1,529	1,577

Total Noninterest Income	3,199	3,262

Noninterest Expense
Personnel Expense	5,723	5,334
Occupancy Expense	479	464
Equipment Depreciation and Maintenance	530	591
Other Operating Expense	3,550	3,374

Total Noninterest Expense	10,282	9,763

Income Before Income Taxes	2,465	3,313
Income Taxes	724	1,081

Net Income	$1,741	$2,232

Earnings Per Share:
Basic	$0.20	$0.26
Diluted	$0.20	$0.26

Weighted Average Shares Outstanding:
Basic	8,528,327	8,578,604
Diluted	8,573,069	8,622,545
Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements
Of Changes in Shareholders’ Equity
(Unaudited)

						Accumulated
				Directors’		Other	Total
	Common Stock		Paid-in	Deferred	Retained	Comprehensive	Shareholders’
(In thousands, except shares)	Shares	Amount	Capital	Plan	Earnings	(loss)	Equity

Balances at December 31, 2004	8,590,184	$42,951	$10,482	$(1,197)	$38,592	$(86)	$90,742
Net Income					2,232		2,232
Change in unrealized gain on securities available for sale, net of deferred income taxes						(927)	(927)

Comprehensive loss							1,305
Cash dividends declared on common stock					(1,454)		(1,454)
Common stock issued for stock options exercised	4,937	24	34				58
Common stock acquired	(40,261)	(201)	(494)	(88)			(783)

Balances at March 31, 2005	8,554,860	$42,774	$10,022	$(1,285)	$39,370	$(1,013)	$89,868

Balances at December 31, 2005	8,524,033	$42,620	$9,430	$(1,334)	$42,424	$(1,311)	$91,829
Net Income					1,741		1,741
Change in unrealized gain on securities available for sale, net of deferred income taxes						(218)	(218)

Comprehensive loss							1,523
Cash dividends declared on common stock					(1,450)		(1,450)
Stock-based compensation expense			25				25
Common stock issued for stock options exercised	9,499	47	88				135
Common stock acquired	(5,515)	(27)	(71)	(14)			(112)

Balances at March 31, 2006	8,528,017	$42,640	$9,472	$(1,348)	$42,715	$(1,529)	$91,950

Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31
(In thousands)	2006	2005

Cash Flow from Operating Activities
Net Income	$1,741	$2,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	474	515
Securities premium amortization and discount accretion, net	29	32
(Increase) decrease in loans held for sale	2,491	(2,078)
Deferred income taxes	76	111
Increase in income taxes payable	689	972
Increase in income earned but not received	(241)	(575)
Increase in interest accrued but not paid	10	40
Net increase in other assets	(353)	(176)
Net increase (decrease) in other liabilities	(573)	651
Provision for loan losses	1,407	539
Stock based compensation	25	—

Net cash provided by operating activities	5,775	2,263

Cash Flow from Investing Activities
Purchases of securities held to maturity	(2,450)	(769)
Proceeds from maturities of securities held to maturity	—	5
Purchases of securities available for sale	(11,567)	(6,569)
Proceeds from maturities of securities available for sale	4,900	6,730
Net increase in loans made to customers	(3,525)	(30,049)
Purchases of premises and equipment	(355)	(702)
Net increase in federal funds sold	(5,972)	(3,243)

Net cash used for investing activities	(18,969)	(34,597)

Cash Flow from Financing Activities
Net increase in demand deposits, N.O.W., money market and savings accounts	17,257	11,258
Net increase in time deposits	3,196	30,167
Net decrease in securities sold under agreement to repurchase	(820)	(141)
Proceeds from long-term debt	10,000	10,000
Payments on long-term debt	(20,000)	(15,000)
Dividends paid	(1,450)	(1,454)
Proceeds from issuance of common stock	135	58
Common stock acquired	(112)	(783)

Net cash provided by financing activities	8,206	34,105

Increase (decrease) in cash and cash equivalents	(4,988)	1,771
Cash and cash equivalents at the beginning of the period	46,985	37,522

Cash and cash equivalents at the end of the period	$41,997	$39,293

Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Cash Flows continued
(Unaudited)

	Three Months Ended
	March 31
(In thousands)	2006	2005

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$4,533	$3,289

Supplemental Disclosures of Noncash Transactions
Transfer of loans to other real estate owned	$638	$167
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	(355)	(1,508)
Change in deferred income taxes	137	581
Change in shareholders’ equity	(218)	(927)
Notes to consolidated financial statements are an integral part hereof.

Notes To Consolidated Financial Statements
As of or for the Periods Ended March 31, 2006 and 2005
Note 1 — Basis of Presentation
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
The organization and business of Bancshares, accounting policies followed by Bancshares and other relevant information are contained in the notes to the consolidated financial statements in Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2006 (SEC File No. 000-11448)(the “Form 10-K”). This quarterly report should be read in conjunction with such Form 10-K.
Note 2 — Net Income Per Share
Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if diluted stock options and stock appreciation rights were exercised, resulting in the issuance of common stock that then shared in the net income of Bancshares.

A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Three Months Ended
	March 31
	2006	2005
Weighted average number of common shares used in computing basic net income per share	8,528,327	8,578,604
Effect of diluted stock options and stock appreciation rights	44,742	43,941

Diluted weighted average common shares outstanding	8,573,069	8,622,545

Note 3 — Investment Securities (In thousands)

	March 31, 2006 - Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State, county and municipal securities	$29,873	$479	$(434)	$29,918

	March 31, 2006 - Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency obligations	$103,011	$13	$(2,370)	$100,654
State, county and municipal securities	2,612	—	(132)	2,480
Equity securities	3,885	—	—	3,885

Total	$109,508	$13	$(2,502)	$107,019

	December 31, 2005 - Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State, county and municipal securities	$27,427	$505	$(329)	$27,603

	December 31, 2005 - Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency obligations	$96,040	$45	$(2,051)	$94,034
State, county and municipal securities	2,612	—	(128)	2,484
Equity securities	4,214	—	—	4,214

Total	$102,866	$45	$(2,179)	$100,732

The following is a schedule of securities in a loss position as of March 31, 2006 (In thousands):

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency obligations	$36,565	$(514)	$59,049	$(1,856)	$95,614	$(2,370)
State, county and municipal securities	10,561	(424)	3,133	(142)	13,694	(566)

Total securities	$47,126	$(938)	$62,182	$(1,998)	$109,308	$(2,936)

Investment securities with amortized cost of $100,681,000 and $92,705,000, as of March 31, 2006, and December 31, 2005, respectively, were pledged to secure public deposits and for other purposes. The Bank has also obtained a $10,000,000 and a $20,000,000 irrevocable letter of credit, which will expire on August 11, 2010, and September 3, 2014, respectively. These letters of credit were issued by the Federal Home Loan Bank of Atlanta (“FHLB”) in favor of the State of North Carolina and are used in lieu of securities to pledge against public deposits.
No investment securities were sold during the period ending March 31, 2006.
Note 4 — Loans and Allowance for Loan Loss
A summary of consolidated loans follows (In thousands):

	March 31	December 31
	2006	2005

Commercial, financial, & agricultural	$284,673	$288,240
Real estate – construction	42,326	38,179
Real estate – mortgage	359,423	354,322
Installment loans to individuals	66,735	72,336
Lease financing	313	403
Other	1,506	1,918

Total loans, net of unearned income	$754,976	$755,398

Nonperforming assets are summarized as follows (In thousands):

	March 31	December 31
	2006	2005

Nonaccural loans	$242	$929
Restructured loans	617	856
Loans past due 90 days or more	2,038	1,911

Total nonperforming loans	2,897	3,696
Foreclosed real estate	4,689	4,391

Total nonperforming assets	$7,586	$8,087

Impaired loans and related information are summarized in the following tables (In thousands):

	March 31	December 31
	2006	2005

Loans specifically identified as impaired	$8,348	$8,937

Allowance for loan losses associated with impaired loans	$842	$1,101

	For the period ended March 31
	2006	2005

Average balances of impaired loans for the periods	$8,198	$3,939

Interest income recorded for impaired loans	$166	$59

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
An analysis of the changes in the allowance for loan losses follows (In thousands):

	Three Months Ended March 31
	2006	2005

Balance, beginning of period	$8,440	$7,962
Provision for loan losses	1,407	539
Recoveries of amounts previously charged off	90	90
Loans charged off	(1,545)	(446)

Balance, end of period	$8,392	$8,145

At March 31, 2006, loans totaling $16,699,000 were held for sale stated at the lower of cost or market on an individual basis.
Note 5 — Recent Accounting Pronouncements
In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which is an amendment of FASB Statement No. 140 (“SFAS 140”). SFAS 156 deals with the servicing of financial assets and liabilities. This applies to Bancshares’ sales and servicing of mortgage loans. The statement requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. This was also required under SFAS 140 and therefore already implemented by Bancshares. The statement now permits an entity to choose either the amortization method or the fair value measurement method for subsequent measurement. Previously, the only subsequent method available was the amortization method which calls for amortizing servicing assets or liabilities in proportion to and over the period of estimated net servicing income or loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method measures servicing assets and liabilities at fair value at each reporting date and reports changes in fair value in earnings in the period in which the changes occur. Since Bancshares is not using any derivative instruments to mitigate risk associated with its mortgage servicing rights they will continue to use the amortization method upon adoption of SFAS 156 on January 1, 2007. Bancshares believes that adopting SFAS 156 will not result in any material effect on its financial position or operating results since Bancshares will still be using the amortization method.
On November 3, 2005, FASB agreed to issue FSP FAS 115-1 / FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which will replace the guidance previously set forth in EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP effectively eliminates the accounting guidance provided in EITF 03-1 in favor of existing impairment recognition guidance under SFAS No. 115, SAB No. 59, APB No. 18, and EITF Topic D-44. The FSP is for periods beginning after December 15, 2005. Its adoption has not had any material impact on our consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123 and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the effective date of SFAS 123(R) must be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under APB 25. SFAS 123(R) is effective for all stock-based awards granted on or after January 1, 2006 and the Bank has implemented SFAS 123(R) as of January 1, 2006. See Note 6 for disclosure.
Note 6 — Stock Compensation Plans
Effective January 1, 2006 Bancshares adopted the fair value method of accounting for stock-based compensation arrangements in accordance with SFAS 123(R), using the modified prospective method of transition. Under the provisions of SFAS 123(R), the estimated fair value of share based awards granted under the Comprehensive Benefit Plan, discussed in the 2005 Form 10-K, is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123(R) for all share based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.
Prior to January 1, 2006, Bancshares accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with APB 25, and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.
Bancshares recorded $25,000, or $0.01 per diluted share, of total stock-based compensation expense for the three-month period ended March 31, 2006 pursuant to the provisions of SFAS 123(R). The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related options. This expense had no impact on Bancshares’ reported cash flows. For the three-month period ended March 31, 2005, the Company recorded no stock compensation expense pursuant to APB 25. The stock-based compensation expense for the three months ended March 31, 2006 is reported under personnel expense.
Under the modified prospective method of transition under SFAS 123(R), Bancshares is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS 123(R). Therefore, the results as of March 31, 2006 are not directly comparable to the same period in the prior year.

As required by SFAS 123(R), Bancshares has presented pro forma disclosures of its net income and net income per share for the prior year period assuming the estimated fair value of the options granted prior to January 1, 2006 was amortized to expense over the option-vesting period as illustrated below.

Three Months
Ended
(In thousands)	March 31, 2005

Net income, as reported	$2,232
Less, total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	81

Pro forma net income	$2,151

Earnings Per Share;
Basic – as reported	$0.26

Basic – pro-forma	$0.25

Diluted – as reported	$0.26

Diluted – pro-forma	$0.25

For purposes of the disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS 123(R), Bancshares has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the 2005 Form 10-K filed March 15, 2006. There have been no additional options granted during 2006. As of March 31, 2006, there was $284,000 of total unrecognized compensation expense related to stock option arrangements granted under the Comprehensive Benefit Plan. This expense will be fully amortized in December of 2010.
Note 7 — Pension and Post Retirement Medical Benefit Expenses
The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	Pension Benefits		Retiree Medical
	Three Months Ended		Three Months Ended
	March 31		March 31
(In thousands)	2006	2005	2006	2005

Service cost	$227	$210	$14	$13
Interest cost	218	199	14	13
Expected Return on plan assets	(218)	(194)	—	—
Amortization of prior service	16	17	—	—
Amortization of transition obligation	—	—	3	3
Amortization of loss	62	50	2	2

Net periodic benefit cost	$305	$282	$33	$31

Note 8 – Derivatives
Bancshares began using derivatives in the fourth quarter of 2005. The derivatives are being used in conjunction with the Bank’s sale of Indexed Certificates of Deposits (ICD’s). ICDs pay no periodic interest payments. Rather, under the ICD’s, interest, if any, is paid at maturity and is calculated based on the positive price movements, if any, of the Dow Jones Industrial AverageSM (DJIA) over the entire term of the ICD. The goal is to curtail the interest rate risk of the ICD to the Bank by engaging in “perfectly matched” hedges or option contracts tied to the underlying index with creditworthy hedge providers who will support the inherent performance of the ICD at maturity of the issuances.

This approach will mitigate any exposure to unintended market risk and essentially fix Bancshares’ cost of funds at inception for the term of the ICD without concern over the performance of the DJIA. Bancshares has also considered the risk associated with any default in payment by the hedge providers. This risk is mitigated by all hedge providers having investment grade ratings. If the hedge providers fall below an investment grade rating collateral must be posted. Bancshares will also be using multiple hedge providers to spread the risk and providers are all publicly traded and have been in operation over 60 years.
The following table reflects risk management derivative financial instruments for the three months ended March 31, 2006:
Average
Notional Unrealized Years

			Average
	Notional	Unrealized	Years
(Dollars in thousands)	Amount	Losses (a)	Maturity

Fair value liability hedges:
Interest rate options	$92	$12	5

(a)	Represents the fair value of derivative financial instruments.
Note 9 – Subsequent Event
Subsequent to the end of the first quarter, $2,500,000 in loans to a borrower in the furniture industry was moved to nonaccrual status as a result of the borrower’s failure to satisfy the terms of a liquidation agreement. Currently, this borrower is also in foreclosure proceedings. The Bank continues to work with the borrower and guarantors towards an orderly liquidation and a reduction of credit exposure. While these loans are secured, the extent of losses on the loans, if any, can not be determined as of the current date.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operations during the time periods required by Item 303 of Regulation S-K for Bancshares and its wholly-owned subsidiary the Bank. The consolidated financial statements also include the accounts and results of operations of the Bank’s wholly owned subsidiaries, Peoples Finance and LSBIS. This discussion and analysis is intended to complement the unaudited financial statements, footnotes and supplemental financial data in this Form 10-Q, and should be read in conjunction therewith.
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of Bancshares including but not limited to Bancshares’ operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, or other similar statements about future events. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements involve estimates, assumptions by management, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation: (1) the strength of the United States economy generally and the strength of the local economies in which Bancshares conducts operations may be different than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Bancshares’ loan portfolio and allowance for loan losses; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Bancshares’ capital markets and capital management activities, including, without limitation, Bancshares’ private equity investment activities and brokerage activities; (5) the timely development of competitive new products and services by Bancshares and the acceptance of these products and services by new and existing customers; (6) the willingness of customers to accept third party products marketed by Bancshares; (7) the willingness of customers to substitute competitors’ products and services for Bancshares’ products and services and vice versa; (8) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking and securities); (9) technological changes; (10) changes in consumer spending and saving habits; (11) the effect of corporate restructurings, acquisitions and/or dispositions, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (12) the growth and profitability of Bancshares’ noninterest or fee income being less than expected; (13) unanticipated regulatory or judicial proceedings; (14) the impact of changes in accounting policies by the SEC; (15) adverse changes in financial performance and/or condition of Bancshares’ borrowers which could impact repayment of such borrowers’ outstanding loans; (16) the occurrence and/or impact of any of the Risk Factors identified in Bancshares’ 2005 Form 10-K; and (17) Bancshares’ success at managing the risks involved in the foregoing. Bancshares cautions that the foregoing list of important factors is not exclusive. Bancshares does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Bancshares.
Introduction
Bancshares is a bank holding company headquartered in Lexington, North Carolina. Its principal assets are all of the outstanding shares of common stock of its commercial bank subsidiary. Founded in 1949, the Bank operates as a North Carolina chartered commercial bank serving customers through twenty-six offices in seventeen communities located in Davidson, Forsyth, Stokes, Guilford, Randolph and Wake counties in North Carolina. The benefits of a new Bank training infrastructure were realized during 2005. Additionally, the Bank’s Model Branch initiative, which is standardizing the tools and procedures in the branches, should provide branch sales and service employees with even better tools for increased sales, improved customer service and operational efficiencies. In this regard, the installation of a state-of-the-art Enterprise Relationship Management System, which was completed in the first quarter of 2006 and is being piloted in two of our branches, will become the primary sales and service platform used by all of Bancshares’ customer service employees. The implementation of a new easier-to-read statement for all deposit accounts as well as a new user-friendly retail internet banking system is providing additional features and functionality for all customers. Through the Bank and the Bank’s two non-bank subsidiaries, Peoples Finance and LSBIS, Bancshares provides a wide range of financial services to individuals and corporate customers.
Bancshares’ results of operations are dependent primarily on the results of operations of the Bank and thus are dependent to a significant extent on net interest income, which is the difference between the income earned on the Bank’s loan and investment portfolios and its cost of funds, consisting of interest paid on deposits and borrowings. Results of operations are also affected by Bancshares’ provision for loan losses, mortgage loan sales activities, service charges and other fee income, and noninterest expense. Bancshares’ noninterest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, professional fees, and advertising and business promotion expenses. Bancshares’ results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.
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
The following discussion and analysis is presented on a consolidated basis and focuses on the major components of Bancshares’ operations and significant changes in its results of operations for the periods presented. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the 2005 Form 10-K filed with the SEC on March 15, 2006.
Critical Accounting Policies
The accounting and reporting policies of the Bank and its subsidiaries comply with generally accepted accounting principles in the United States and conform to standards within the industry. The preparation of the financial information contained in this Form 10-Q requires Bancshares’ management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Bancshares’ management evaluates these estimates on an ongoing basis, including those related to allowance for loan loss and pension and post retirement benefit plans to employees. Except with respect to changes in the manner in which Bancshares accounts for share based compensation, as discussed below, there have been no material changes to the critical accounting policies as discussed in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K filed with the SEC on March 15, 2006.
Stock-Based Compensation. During the first quarter of 2006, Bancshares adopted the fair value method of accounting for stock-based compensation using the modified prospective method of transition as outlined in FAS 123(R). Under FAS 123(R), the estimated fair value of stock-based compensation is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the expected term of the grant. Prior to January 1, 2006, Bancshares accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with APB 25, and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.
Under the modified prospective method of transition that Bancshares adopted, compensation expense is recognized beginning with the effective date of adoption for all stock-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. Under the modified prospective method of transition, Bancshares is not required to restate its prior period financial statements to reflect expensing of stock-based compensation under SFAS 123(R). Therefore the three-month results of March 31, 2006, are not directly comparable to the same period in the prior year. Under SFAS 123(R), Bancshares uses the Black Scholes pricing model to estimate the fair value of the stock-based compensation as of the grant date. The Black-Scholes model is highly complex, and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two data inputs.
Bancshares has not yet issued any additional options since its adoption of SFAS 123(R). The expense of $25,000 that was recorded during the three month period ended March 31, 2006 relates to the unvested portion of options granted prior to January 1, 2006. See Note 6, Stock Compensation Plans, to the notes to consolidated financial statements for more information about the adoption of SFAS 123(R).
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Net Interest Income
The primary source of earnings for Bancshares is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.
Net interest income for the first quarter of 2006 of $10.955 million was up $602,000 or 5.8% compared to $10.353 million for the first quarter of 2005. The increase is largely attributable to an improvement in the net interest margin from 4.88% for the quarter ended March 31, 2005 to 4.92% for the quarter ended March 31, 2006, and 4.6% growth in average earning assets. Loans declined slightly in the first quarter of 2006 by $422,000 compared to December 31, 2005, and grew a moderate $11.020 million or 1.5% compared to March 31, 2005. Deposit growth continues to be strong in 2006. For the period ended March 31, 2006, total deposits were up $20.454 million or 2.5% compared to December 31, 2005, and $78.927 million or 10.3% compared to March 31, 2005.

The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the quarters ended March 31, 2006 and 2005.
Fully taxable equivalent basis1 (Dollars in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans and leases receivable[2]	$754,682	$14,489	7.79%	$727,081	$12,290	6.86%
Taxable securities	98,832	978	4.01	92,803	877	3.83
Tax exempt securities	31,709	435	5.56	32,011	499	6.32
Federal Home Loan Bank	3,994	68	6.90	5,941	56	3.82
Interest-bearing bank balances[3]	1,278	14	4.44	2,125	32	2.10
Federal funds sold	22,844	249	4.42	13,581	81	2.42

Total earning assets	913,339	16,233	7.21	873,542	13,835	6.42

Non-earning assets:
Cash and due from banks	36,570			36,265
Premises and equipment	19,298			17,634
Other assets	18,381			12,669
Allowance for loan losses	(8,337)			(8,046)

Total assets	$979,251	$16,233		$932,064	$13,835

Interest-bearing liabilities:
Savings and time deposits	$702,253	$4,549	2.63%	$647,356	$2,376	1.49%
Securities sold under agreement to repurchase	1,484	5	1.37	1,474	4	1.10
Borrowings from the Federal Home Loan Bank	48,000	608	5.14	93,389	949	4.12

Total interest-bearing liabilities	751,737	5,162	2.78	742,219	3,329	1.82
Other liabilities and shareholders’ equity:
Demand deposits	126,771			92,464
Other liabilities	7,645			5,880
Shareholders’ equity	93,098			91,501

Total liabilities and shareholders’ equity	$979,251	5,162		$932,064	3,329

Net interest income and net interest margin[4]		$11,071	4.92%		$10,506	4.88%

Interest rate spread[5]			4.43%			4.60%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

[2]	The average loans and leases receivable balances include non-accruing loans. Loan fees for the three months ended March 31, 2006 and 2005 of $304 and $472 respectively, are included in interest income.

[3]	In calculating the annualized yield for Interest-bearing bank balances for 2005 we excluded $21,000, which was received as interest on a refund for a franchise tax overpayment.

[4]	Net interest margin is computed by dividing net interest income by average earning assets.

[5]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense
In the first quarter of 2006 noninterest income declined $63,000 or 1.9% compared to the same period in 2005. The decline in noninterest income for 2006 was the result of a decrease in gain on sale of mortgages from $132,000 for the first quarter of 2005 to $78,000 for the first quarter of 2006, a 40.9% decrease. This decrease is primarily due to the slow down in the mortgage industry related to rising interest rates over the last eighteen months. There was also a loss of $93,000 during the first quarter of 2006 related to the sale of other real estate owned compared to a gain of $28,000 during the same time period in 2005. These declines were partially offset by an increase in service charges on deposit accounts of $39,000 or 2.5% for the first quarter of 2006 compared to the same period in 2005.
In the first quarter of 2006, noninterest expense increased $519,000 or 5.3% compared to the same period in 2005. Personnel expense in the first quarter of 2006, consisting of employee salaries and benefits, increased $389,000 or 7.3% from the same period in 2005. The increase in personnel expense is largely attributable to the following: (i) an increase in salaries and incentive pay accrued of $187,000 or 4.4% for the quarter ended March 31, 2006 compared to the same period in 2005. Full-time equivalent employees for Bancshares totaled 416 at March 31, 2006 compared to 418 at March 31, 2005 therefore the increase was primarily due to annual salary review increases; (ii) an increase in payroll taxes of $85,000 or 25.2% for the quarter ended March 31, 2006 compared to the same period in 2005. The increase in payroll taxes was due to the management incentive payout during the first quarter of 2006. There was no management incentive payout during the first quarter of 2005; (iii) an increase in health and life insurance costs of $32,000 or 8.2% for the quarter ended March 31, 2006 compared to the same period in 2005; and (iv) the $25,000 of stock option compensation incurred during the first quarter of 2006 due to the adoption of FAS 123(R).
For the changes in other operating expenses, please see the table, Other Operating Income and Expenses, below.

Other Operating Income and Expenses (In thousands)

	Three Months Ended
	March 31,		Percentage
	2006	2005	Variance

Other operating income:
Bankcard income	$596	603	(1.2)%
Fee income(1)	465	410	13.4
Investment Services commissions(2)	221	289	(23.5)
Insurance commissions	36	48	(25.8)
Trust income	160	176	(9.0)
Gain (loss) on sale of real estate(3)	(93)	28	(430.4)
Other income(4)	144	23	524.8

	$1,529	1,577	(3.0)

Other operating expenses:
Advertising(5)	$297	232	27.8%
Automated services(6)	803	742	8.3
Bankcard expense	464	433	7.2
Legal and professional fees(7)	584	492	18.8
Postage	203	209	(2.8)
Stationery, printing and supplies(8)	204	172	18.7
OREO expense(9)	135	9	1393.3
Other expense(10)	860	1,085	(20.7)

	$3,550	$3,374	5.2

(1)	The increase is primarily due to increased debit card purchases which results in merchant fees collected by the Bank.

(2)	The decrease is due to a decreased volume of Investment Services products sold.

(3)	The decrease from March 31, 2005 to March 31, 2006 is due to the loss on the sale of two Other Real Estate Owned properties in the first quarter of 2006.

(4)	The increase in other income during 2006 is primarily due to a dividend of $48,000 received from low insurance claims experience during 2004, $24,000 in income received from partnership investments and acquisition fees of $16,000 earned during the three months ended March 31, 2006 by Peoples Financial, which fees were not earned in 2005.

(5)	The increase in advertising for the three months ended March 31, 2006 compared to the same time period in 2005 is primarily due to a large deposit campaign that was run during the first quarter of 2006 and not in 2005.

(6)	This increase is due to Impact ’05 initiatives put in place to improve the Bank’s performance in operations, retail delivery systems and technology. These include enhancements to our data processing systems and the renewal and license fee costs associated with these, an upgrade in our communication lines to the branches and contingency planning.

(7)	The increase during 2006 was primarily due to an increase in consulting expenses of $100,000 due to training initiatives.

(8)	The increase is primarily due to additional supplies purchased for the deposit campaign during the first quarter of 2006.

(9)	The increase in 2006 is due to the operating expenses, materials and professional fees to remediate the condominiums discussed in “Asset Quality and Allowance for Loan Losses” on page 21 of this report.

(10)	The decrease is primarily due to: (i) a decrease of $129,000 in Business Manager expenses related to the 2006 presentation of expensing amounts related to the third party management of these accounts and not grossing up the expenses and interest income as in prior years and (ii) decreases in equity line promotion expenses, security expenses, uncollected loan fees and other miscellaneous expenses during the three months ended March 31, 2006 of $96,000.

Asset Quality and Allowance for Loan Losses
At March 31, 2006, the allowance for loan losses was $8.392 million or 1.11% of loans outstanding compared to $8.440 million or 1.12% of loans outstanding at December 31, 2005, and $8.145 million or 1.09% of loans outstanding at March 31, 2005. Net charge-offs for the quarter ended March 31, 2006 were $1,455,000 or 0.19% of average loans outstanding compared to net charge-offs of $356,000 or 0.05% of average loans outstanding as of March 31, 2005. The increased net charge-offs relate primarily to an ongoing economic softness that is affecting the Bank’s customers in many of the markets served. Adequate provisions and allowances for loan loss reserves are based on numerous factors including growth of the loan portfolio, delinquencies, net charge-offs, non-performing loans and collateral values. Additional information regarding the allowance for loan losses is presented in the table, Asset Quality Analysis, below.
The provision for loan losses charged to operations for the first quarter of 2006 totaled $1,407,000 compared to $539,000 for the first quarter of 2005. At March 31, 2006, the allowance for loan losses was 2.90 times nonperforming loans compared to 2.28 at December 31, 2005 and 2.61 times at March 31, 2005. Based on analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for loan losses to be adequate. Management continues to closely monitor the asset quality of the loan portfolio. Loans charged-off are recorded based upon the financial condition of the borrower and the likelihood of repayment.
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
The majority of the increase in the nonperforming assets from March 31, 2005 to March 31, 2006 resulted from defaults on loans by one of the Bank’s long-term customers during the second quarter of 2005. The Bank made loans to this customer in connection with a condominium project the customer was developing in Georgetown, South Carolina. The loans were secured by the residential condominium units in the building being developed by the customer. During the second quarter of 2005, the Bank acquired 18 residential condominium units by means of a deed-in-lieu of foreclosure. These 18 units, together with two others owned by third parties, are located on the second and third floors of a three-story building. The ground floor of the building has been developed into retail condominium units by another third party.
At the time of the Bank’s acquisition of the 18 condominium units, the defaulted loans had a $3.4 million principal balance due. After evaluating its potential net realizable value of these condominium units, the Bank took an immediate $400,000 charge against earnings and booked the remaining $3 million balance in other real estate owned.
The Bank incurred expenses of approximately $700,000 as of December 31, 2005. During 2006 the Bank has incurred additional expenses of $115,000 as of March 31, 2006 ($186,000 as of April 30, 2006) in connection with its investigation and remediation related to these condominiums. The Bank continues to evaluate its alternatives, which include, but may not be limited to, seeking to immediately sell the Bank’s 18 condominium units individually or as a group or to take control of the entire project. At present, the Bank cannot predict which alternative it will elect nor can it determine with any accuracy the additional costs and expenses it will incur in connection with this project nor the potential amount it will realize upon its disposition of the project or the timeframe within which such disposition may occur.

Asset Quality Analysis	March 31		December 31	March 31
(Dollars in thousands)	2006		2005	2005

Reserve for Loan Losses:
Beginning Balance	$8,440		$7,962	$7,962
Provision for loan losses	1,407		3,219	539
Net (charge-off) recoveries	(1,455)		(2,741)	(356)

Ending Balance	$8,392		$8,440	$8,145

Risk Assets:
Nonaccrual loans	$242		$929	$545
Foreclosed real estate	4,689		4,391	1,536
Restructured loans	617		856	795
Loans 90 days or more past due and still accruing	2,038		1,911	1,785

Total risk assets	$7,586		$8,087	$4,661

Asset Quality Ratios:
Nonaccrual loans as a percentage of total loans	0.03%		0.12%	0.07%
Nonperforming assets as a percentage of:
Total assets	0.77		0.83	0.49
Loans plus foreclosed property	1.00		1.06	0.63
Net charge-offs as a percentage of average loans	0.78	*	0.36	0.20	*
Reserve for loan losses as a percentage of loans	1.11		1.12	1.09

Ratio of reserve for loan losses to:
Net charge-offs	1.42	*	3.08	5.64	*
Nonaccrual loans	34.68		9.09	14.94

*	Denotes Annualized
Income Taxes
Accrued income taxes applicable to income for the quarter ended March 31, 2006 were $724,000 compared to $1.081 million for the quarter ended March 31, 2005. Pretax income for the first quarter of 2006 of $2.465 million decreased $848,000 compared to $3.313 million for the first quarter of 2005. The decrease in accrued taxes for the quarter ended March 31, 2006 is primarily due to the decreased taxable income. During 2003, the Bank purchased an investment tax credit partnership interest for $540,000. The partnership is expected to yield $1.000 million in tax credits over the years 2003 to 2009. Actual credits applied to the quarter ended March 31, 2006 and 2005, were $56,000 and $39,000, respectively. Bancshares accounts for tax credits using the flow-through method, thereby reducing income tax expense in the year in which the credits were received. During the three months ended March 31, 2006, Bancshares received a refund of taxes paid in prior years of $41,000 due to an amended return filed.
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
Bancshares also uses simulation analysis to compute net interest income at risk under a variety of market interest rate scenarios to identify interest rate risk exposures. The simulation models used to analyze Bancshares’ net interest income create various at-risk scenarios looking at increases and/or decreases in interest rates from an instantaneous movement. The models are continuously updated to incorporate management action and on-going assumptions. The affect of a 200 basis point instantaneous increase or decrease in interest rates over a one-year period is a key scenario analyzed. Based on the rate sensitivity position on March 31, 2006, net interest income exposure over the next 12 months to an instantaneous increase in interest rates of 200 basis points is estimated to be approximately six percent of base net interest income which is well inside the Bank’s maximum tolerable decline of 15%. These scenarios are used as one estimate of risk, and do not necessarily represent management’s current view of future interest rates or market developments. Actual results will differ from simulated results due to, among other factors, timing, magnitude and frequency of interest rate changes, changes in market conditions, and management’s strategies.
To minimize any potential negative impact of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and interest-sensitive liabilities. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. On March 31, 2006, the one-year cumulative interest sensitivity gap was a positive $71 million for a ratio of interest-sensitive assets to interest-sensitive liabilities of 1.20. Management believes that is an acceptable ratio.
Liquidity Risk Management
Liquidity risk is the risk of being unable to fund assets with liabilities of the appropriate duration and interest rate, as well as the risk of not being able to meet unexpected cash needs. The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors and borrowers, and the requirements of ongoing operations. The principal sources of funds for Bancshares include cash and cash equivalents, maturing investments and loans, core deposits and the securities available for sale portfolio. Correspondent relationships are also maintained with several large banks in order to have access to federal funds purchases as a secondary source of liquidity. Traditionally, the Bank has been a seller of excess investable funds in the federal funds market and uses these funds as a part of its liquidity management.
The Bank also has available lines of credit maintained with the Federal Home Loan Bank of Atlanta (“FHLB”), which can be used for funding and/or liquidity needs. Borrowings by the Bank under these lines of credit are collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences as well as qualified multi-family and home equity lines. At March 31, 2006, the Bank had an available line of credit with the FHLB totaling $195.9 million with $83 million outstanding and $43 million funded. While traditionally the FHLB is used for longer-term borrowings, it can be used for short-term liquidity needs. At March 31, 2006, overnight borrowings from the FHLB totaled $10 million. The Bank has two $10 million and a $20 million irrevocable letter of credit with the FHLB that are used in lieu of securities to pledge against public deposits.
Net cash provided by operating activities, a primary source of liquidity, was $5.775 million for the first quarter of 2006 compared to $2.263 million for the same period in 2005. The increase in net cash provided by operating activities during the first quarter of 2006 was primarily attributable to a decrease in loans held for sale during the three months ended March 31, 2006 and an the increase in provision for loan losses during that same period. Details of cash flows for the quarters ended March 31, 2006 and 2005 respectively, are provided in the Consolidated Statements of Cash Flows located in Item 1, which begins on page 6.
Credit Risk Management
With the exception of one credit discussed on page 25 under “Subsequent Event”, loans classified for regulatory purposes as loss, doubtful, substandard or special mention, that have not been disclosed in the schedule “Asset Quality Analysis” on page 22, do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.
Capital Resources and Shareholders’ Equity
In May 2004, the Board of Directors of Bancshares approved an extension of the stock repurchase program, first approved in November of 1998 and extended in August of 1999, for up to an additional 300,000 shares of Bancshares’ common stock. Currently, this repurchase program is scheduled to conclude on May 31, 2006, but is expected to be extended by Bancshares’ Board of Directors in May. Under the stock repurchase program, Bancshares may repurchase its shares of common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. The repurchase program assists in the goal of building shareholder value and maintaining appropriate capital levels.

The following table shows a breakdown of the shares that have been repurchased under the repurchase program during the quarter.
Issuer Purchases of Equity Securities

	Total		Total Shares	Maximum Number
	Number of	Average	Purchased Pursuant	of Shares that may
	Shares	Price Paid	to Publicly	yet be Purchased
Month	Purchased	Per Share	Announced Plan	Under the Plan

January 1 – January 31	—	$—	—	330,011
February 1 – February 28	2,056	$18.03	2,056	327,955
March 1 – March 31	3,459	$17.96	3,459	324,496

Total First Quarter	5,515	$17.99	5,515
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

			Risk-Based Capital
	Leverage Capital		Tier 1 Capital		Total Capital
	Amount	Percent[1]	Amount	Percent[2]	Amount	Percent[2]

Actual	$92,987	9.50%	$92,987	11.50%	$101,379	12.54%
Required	29,363	3.00	32,347	4.00	64,693	8.00
Excess	63,624	6.50	60,640	7.50	36,686	4.54

1	Percentage of total adjusted average assets. The Federal Reserve Board’s minimum leverage ratio requirement is 3.0% to 5.0% depending on the institutions composite rating as determined by its regulators. The Federal Reserve Board has not advised the Bank of any specific requirement applicable to it.

2	Percentage of risk-weighted assets.
Subsequent Event
Subsequent to the end of the first quarter, $2.5 million in loans to a borrower in the furniture industry was moved to nonaccrual status as a result of the borrower’s failure to satisfy the terms of a liquidation agreement. Currently, this borrower is also in foreclosure proceedings. The Bank continues to work with the borrower and guarantors towards an orderly liquidation and a reduction of credit exposure. While these loans are secured, the extent of losses on the loans, if any, can not be determined as of the current date.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in market risk for Bancshares in the period covered by this report. See “Risk Management” in Part I, Item 2 “Management Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 22 above for a discussion of market risk for Bancshares.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable.
Item 1A. Risk Factors
There have been no material changes to Bancshares’ Risk Factors as previously disclosed in Bancshares’ Form 10-K filed with the SEC on March 15, 2006. Please see the Risk Factors which begin on page 8 of the above mentioned Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See “Capital Resources and Shareholders’ Equity” and “Issuer Purchases of Equity Securities” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on pages 24 and 25 above for information about Bancshares’ repurchases of its common stock in the quarter under its publicly announced stock repurchase program.
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

Date: May 8, 2006	LSB BANCSHARES, INC.
(Registrant)

By: /s/ Monty J. Oliver
Name: Monty J. Oliver
Title: Secretary and Chief Financial Officer
(Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”).

31.2	Certification Pursuant to Section 302 of SOX.

32	Certification Pursuant to Section 906 of SOX.