Form 10-Q
period 2006-06-30
LSB BANCSHARES INC /NC/
filed 2006-08-08
CIK 714530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
LSB Bancshares, Inc. had 8,455,506 shares of common stock outstanding as of July 31, 2006.

LSB BANCSHARES, INC.
AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Balance Sheets

	(Unaudited)
	June 30	December 31
(In thousands, except shares)	2006	2005

Assets
Cash and Due from Banks	$38,118	$45,600
Interest-Bearing Bank Balances	1,220	1,385
Federal Funds Sold	17,118	16,355
Investment Securities (Note 3):
Held to Maturity, Market Value $27,304 and $27,603	27,610	27,427
Available for Sale	116,832	100,732
Loans (Note 4)	756,845	755,398
Less, Allowance for Loan Losses (Note 4)	(8,502)	(8,440)

Net Loans	748,343	746,958
Premises and Equipment	19,622	19,358
Other Assets	17,407	17,980

Total Assets	$986,270	$975,795

Liabilities
Deposits:
Demand	$149,653	$131,515
Savings, N.O.W. and Money Market Accounts	396,558	409,928
Certificates of Deposit of less than $100,000	136,932	140,700
Certificates of Deposit of $100,000 or more	145,568	140,030

Total Deposits	828,711	822,173
Securities Sold Under Agreements to Repurchase	909	1,657
Borrowings from the Federal Home Loan Bank	59,000	53,000
Other Liabilities	6,558	7,136

Total Liabilities	895,178	883,966

Shareholders’ Equity
Preferred Stock, Par Value $.01 Per Share:
Authorized 10,000,000 Shares; None issued	—	—
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,507,355 Shares as of June 30, 2006 and 8,524,033 Shares as of December 31, 2005	42,537	42,620
Paid-In Capital	9,146	9,430
Directors’ Deferred Plan	(1,361)	(1,334)
Retained Earnings	42,815	42,424
Accumulated Other Comprehensive Loss	(2,045)	(1,311)

Total Shareholders’ Equity	91,092	91,829

Total Liabilities and Shareholders’ Equity	$986,270	$975,795

Memorandum: Standby Letters of Credit	$5,206	$5,831
     Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except shares and per share amounts)	2006	2005	2006	2005

Interest Income
Interest and Fees on Loans	$15,017	$13,509	$29,506	$25,799
Interest on Investment Securities:
Taxable	1,137	879	2,115	1,756
Tax Exempt	306	368	625	714
Interest-Bearing Bank Balances	83	105	165	193
Federal Funds Sold	223	100	472	181

Total Interest Income	16,766	14,961	32,883	28,643

Interest Expense
Deposits	5,119	2,946	9,668	5,322
Securities Sold Under Agreements to Repurchase	2	1	7	5
Borrowings from the Federal Home Loan Bank	694	963	1,302	1,912

Total Interest Expense	5,815	3,910	10,977	7,239

Net Interest Income	10,951	11,051	21,906	21,404
Provision for Loan Losses (Note 4)	611	1,060	2,018	1,599

Net Interest Income after Provision for Loan Losses	10,340	9,991	19,888	19,805

Noninterest Income
Service Charges on Deposit Accounts	1,843	1,700	3,435	3,253
Gains on Sales of Mortgages	101	146	179	278
Other Operating Income	1,642	1,635	3,171	3,212

Total Noninterest Income	3,586	3,481	6,785	6,743

Noninterest Expense
Personnel Expense	5,545	5,352	11,268	10,686
Occupancy Expense	478	456	957	920
Equipment Depreciation and Maintenance	535	576	1,065	1,167
Other Operating Expense	5,130	3,424	8,680	6,798

Total Noninterest Expense	11,688	9,808	21,970	19,571

Income Before Income Taxes	2,238	3,664	4,703	6,977
Income Taxes	692	1,234	1,416	2,315

Net Income	$1,546	$2,430	$3,287	$4,662

Earnings Per Share:
Basic	$0.18	$0.28	$0.39	$0.54
Diluted	$0.18	$0.28	$0.38	$0.54

Weighted Average Shares Outstanding:
Basic	8,518,434	8,559,262	8,522,718	8,570,943
Diluted	8,549,643	8,593,894	8,560,576	8,610,089
Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements
Of Changes in Shareholders’ Equity
(Unaudited)

						Accumulated
				Directors’		Other	Total
	Common Stock		Paid-in	Deferred	Retained	Comprehensive	Shareholders’
(In thousands, except shares)	Shares	Amount	Capital	Plan	Earnings	Income (loss)	Equity

Balances at December 31, 2004	8,590,184	$42,951	$10,482	$(1,197)	$38,592	$(86)	$90,742
Net Income					4,662		4,662
Change in unrealized gain on securities available for sale, net of deferred income taxes						(361)	(361)

Comprehensive income							4,301
Cash dividends declared on common stock					(2,908)		(2,908)
Common stock issued for stock options exercised	38,257	191	267				458
Common stock acquired	(80,453)	(402)	(999)	(89)			(1,490)

Balances at June 30, 2005	8,547,988	$42,740	$9,750	$(1,286)	$40,346	$(447)	$91,103

Balances at December 31, 2005	8,524,033	$42,620	$9,430	$(1,334)	$42,424	$(1,311)	$91,829
Net Income					3,287		3,287
Change in unrealized gain on securities available for sale, net of deferred income taxes						(734)	(734)

Comprehensive income							2,553
Cash dividends declared on common stock					(2,896)		(2,896)
Stock-based compensation expense			84				84
Common stock issued for stock options exercised	20,386	102	102				204
Common stock acquired	(37,064)	(185)	(470)	(27)			(682)

Balances at June 30, 2006	8,507,355	$42,537	$9,146	$(1,361)	$42,815	$(2,045)	$91,092

Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30
(In thousands)	2006	2005

Cash Flow from Operating Activities
Net Income	$3,287	$4,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	953	1,025
Securities premium amortization and discount accretion, net	61	55
(Increase) decrease in loans held for sale	2,017	(6,382)
Deferred income taxes	76	111
Decrease in income taxes payable	(831)	(372)
Increase in income earned but not received	(180)	(477)
Increase in interest accrued but not paid	380	370
Net (increase) decrease in other assets	1,137	(4,188)
Net increase (decrease) in other liabilities	(127)	640
Provision for loan losses	2,018	1,599
Gain on sale of premises and equipment	—	(3)
Stock based compensation	84	—

Net cash provided (used) by operating activities	8,875	(2,960)

Cash Flow from Investing Activities
Purchases of securities held to maturity	(2,450)	(4,052)
Proceeds from maturities of securities held to maturity	2,258	3,197
Purchases of securities available for sale	(25,580)	(13,579)
Proceeds from maturities of securities available for sale	8,235	11,225
Net increase in loans made to customers	(5,421)	(49,808)
Purchases of premises and equipment	(1,217)	(1,557)
Proceeds from sale of premises and equipment	—	3
Net increase in federal funds sold	(763)	(3,144)

Net cash used for investing activities	(24,938)	(57,715)

Cash Flow from Financing Activities
Net increase in demand deposits, N.O.W., money market and savings accounts	4,768	12,657
Net increase in time deposits	1,770	55,255
Net decrease in securities sold under agreement to repurchase	(748)	(572)
Proceeds from long-term debt	61,000	48,000
Payments on long-term debt	(55,000)	(42,000)
Dividends paid	(2,896)	(2,908)
Proceeds from issuance of common stock	204	458
Common stock acquired	(682)	(1,490)

Net cash provided by financing activities	8,416	69,400

Increase (decrease) in cash and cash equivalents	(7,647)	8,725
Cash and cash equivalents at the beginning of the period	46,985	37,522

Cash and cash equivalents at the end of the period	$39,338	$46,247

Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Cash Flows continued
(Unaudited)

	Six Months Ended
	June 30
(In thousands)	2006	2005

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$9,978	$6,869
Income Taxes	2,210	2,579

Supplemental Disclosures of Noncash Transactions
Transfer of loans to other real estate owned	$1,124	$3,425
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	(1,194)	(587)
Change in deferred income taxes	460	226
Change in shareholders’ equity	(734)	(361)
Notes to consolidated financial statements are an integral part hereof.

Notes To Consolidated Financial Statements
As of or for the Periods Ended June 30, 2006 and 2005
Note 1 – Basis of Presentation
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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

A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Weighted average number of common shares used in computing basic net income per share	8,518,434	8,559,262	8,522,718	8,570,943
Effect of diluted stock options	31,209	34,632	37,858	39,146

Diluted weighted average common shares outstanding	8,549,643	8,593,894	8,560,576	8,610,089

Note 3 — Investment Securities (In thousands)

	June 30, 2006 — Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State, county and municipal securities	$27,610	$328	$(634)	$27,304

	June 30, 2006 — Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency obligations	$113,018	$—	$(3,185)	$109,833
State, county and municipal securities	2,536	—	(142)	2,394
Equity securities	4,605	—	—	4,605

Total	$120,159	$—	$(3,327)	$116,832

	December 31, 2005 — Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State, county and municipal securities	$27,427	$505	$(329)	$27,603

	December 31, 2005 — Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency obligations	$96,040	$45	$(2,051)	$94,034
State, county and municipal securities	2,612	—	(128)	2,484
Equity securities	4,214	—	—	4,214

Total	$102,866	$45	$(2,179)	$100,732

The following is a schedule of securities in a loss position as of June 30, 2006 (In thousands):

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency obligations	$52,054	$(1,070)	$56,778	$(2,115)	$108,832	$(3,185)
State, county and municipal securities	10,436	(326)	6,851	(450)	17,287	(776)

Total securities	$62,490	$(1,396)	$63,629	$(2,565)	$126,119	$(3,961)

Investment securities with amortized cost of $102,079,000 and $92,705,000, as of June 30, 2006, and December 31, 2005, respectively, were pledged to secure public deposits and for other purposes. The Bank has also obtained two $10,000,000 and a $20,000,000 irrevocable letter of credit, which will expire on August 11, 2010, May 11, 2015, and September 3, 2014, respectively. These letters of credit were issued by the Federal Home Loan Bank of Atlanta (“FHLB”) in favor of the State of North Carolina and are used in lieu of securities to pledge against public deposits.
No investment securities were sold during the six months ending June 30, 2006.
Note 4 — Loans and Allowance for Loan Loss
A summary of consolidated loans follows (In thousands):

	June 30	December 31
	2006	2005

Commercial, financial, & agricultural	$278,798	$288,240
Real estate — construction	48,209	38,179
Real estate — mortgage	363,652	354,322
Installment loans to individuals	64,319	72,336
Lease financing	273	403
Other	1,594	1,918

Total loans, net of unearned income	$756,845	$755,398

Nonperforming assets are summarized as follows (In thousands):

	June 30	December 31
	2006	2005

Nonaccural loans	$2,956	$929
Restructured loans	612	856
Loans past due 90 days or more	1,534	1,911

Total nonperforming loans	5,102	3,696
Foreclosed real estate	3,755	4,391

Total nonperforming assets	$8,857	$8,087

Impaired loans and related information are summarized in the following tables (In thousands):

	June 30	December 31
	2006	2005

Loans specifically identified as impaired	$8,547	$8,937

Allowance for loan losses associated with impaired loans	$832	$1,101

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Average balances of impaired loans	$8,598	$7,127	$8,398	$5,533

Interest income recorded for impaired loans	$103	$90	$269	$149

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
An analysis of the changes in the allowance for loan losses follows (In thousands):

	Six Months Ended June 30
	2006	2005

Balance, beginning of period	$8,440	$7,962
Provision for loan losses	2,018	1,599
Recoveries of amounts previously charged off	742	247
Loans charged off	(2,698)	(1,342)

Balance, end of period	$8,502	$8,466

At June 30, 2006, loans totaling $17,173,000 were held for sale stated at the lower of cost or market on an individual basis.
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
On November 3, 2005, FASB agreed to issue FSP FAS 115-1 / FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which will replace the guidance previously set forth in EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP effectively eliminates the accounting guidance provided in EITF 03-1 in favor of existing impairment recognition guidance under SFAS No. 115, SAB No. 59, APB No. 18, and EITF Topic D-44. The FSP is for periods beginning after December 15, 2005. Its adoption has not had any material impact on Bancshares’ consolidated financial statements.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123 and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the effective date of SFAS 123(R) must be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under APB 25. SFAS 123(R) is effective for all stock-based awards granted on or after January 1, 2006 and Bancshares has implemented SFAS 123(R) as of January 1, 2006. See Note 6 for disclosure.
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
Pursuant to the provisions of SFAS 123(R), Bancshares recorded $59,000, or $0.01 per diluted share and $84,000, or $0.01 per diluted share, of total stock-based compensation expense for the three-month and six-month periods ended June 30, 2006, respectively. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related options. This expense had no impact on Bancshares’ reported cash flows. For the three-month and six-month periods ended June 30, 2005, the Company recorded no stock compensation expense pursuant to APB 25. The stock-based compensation expense for the three months and six months ended June 30, 2006 is reported under personnel expense.

Under the modified prospective method of transition under SFAS 123(R), Bancshares is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS 123(R). Therefore, the results as of June 30, 2006 are not directly comparable to the same period in the prior year.
As required by SFAS 123(R), Bancshares has presented pro forma disclosures of its net income and net income per share for the prior year period assuming the estimated fair value of the options granted prior to January 1, 2006 was amortized to expense over the option-vesting period as illustrated below (In thousands, except per share amounts).

	Three Months	Six Months
	Ended	Ended
	June 30	June 30
	2005	2005

Net income, as reported	$2,430	$4,662
Less, total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	244	325

Pro forma net income	$2,186	$4,337

Earnings Per Share:
Basic — as reported	$0.28	$0.54

Basic — pro forma	$0.26	$0.51

Diluted — as reported	$0.28	$0.54

Diluted — pro forma	$0.25	$0.50

For purposes of the disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS 123(R), Bancshares has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the 2005 Form 10-K filed March 15, 2006. There have been no additional options granted during 2006. As of June 30, 2006, there was $237,000 of total unrecognized compensation expense related to stock option arrangements granted under the Comprehensive Benefit Plan. This expense will be fully amortized in December of 2010.
Note 7 — Pension and Post Retirement Medical Benefit Expenses
The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	Pension Benefits		Retiree Medical
	Three Months Ended		Three Months Ended
	June 30		June 30
	2006	2005	2006	2005

Service cost	$227	$210	$14	$13
Interest cost	218	199	14	13
Expected Return on plan assets	(218)	(194)	—	—
Amortization of prior service	16	17	—	—
Amortization of transition obligation	—	—	3	3
Amortization of loss	62	50	2	2

Net periodic benefit cost	$305	$282	$33	$31

	Pension Benefits		Retiree Medical
	Six Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Service cost	$454	$420	$29	$26
Interest cost	436	398	28	26
Expected Return on plan assets	(436)	(388)	—	—
Amortization of prior service	32	34	—	—
Amortization of transition obligation	—	—	5	5
Amortization of loss	124	100	4	4

Net periodic benefit cost	$610	$564	$66	$61

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
The following table reflects risk management derivative financial instruments for the six months ended June 30, 2006:

			Average
	Notional	Unrealized	Years
(Dollars in thousands)	Amount	Losses (a)	Maturity

Fair value liability hedges:
Interest rate options	$92	$12	4.5

(a)	Represents the fair value of derivative financial instruments.
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
Introduction
Bancshares is a bank holding company headquartered in Lexington, North Carolina. Its principal assets are all of the outstanding shares of common stock of its commercial bank subsidiary. Founded in 1949, the Bank operates as a North Carolina chartered commercial bank serving customers through twenty-six offices in seventeen communities located in Davidson, Forsyth, Stokes, Guilford, Randolph and Wake counties in North Carolina. The benefits of a new Bank training infrastructure were realized during 2005 and are constantly being improved to meet the training needs of our employees. Additionally, the Bank’s Model Branch initiative, which is standardizing the tools and procedures in the branches, should provide branch sales and service employees with even better tools for increased sales, improved customer service and operational efficiencies. In this regard, the installation of a state-of-the-art Enterprise Relationship Management System, which was completed in the first quarter of 2006, and training of all employees just recently completed, is being piloted in four of our branches and will become the primary sales and service platform used by all of Bancshares’ customer service employees. The Bank also recently celebrated the groundbreaking of its new Archdale office which will be a full service branch and will replace the current temporary location. Through the Bank and the Bank’s two non-bank subsidiaries, Peoples Finance and LSBIS, Bancshares provides a wide range of financial services to individuals and corporate customers.

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
Stock-Based Compensation. On January 1, 2006 Bancshares adopted the fair value method of accounting for stock-based compensation using the modified prospective method of transition as outlined in FAS 123(R). Under FAS 123(R), the estimated fair value of stock-based compensation is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the expected term of the grant. Prior to January 1, 2006, Bancshares accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with APB 25, and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.
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
Bancshares has not yet issued any additional options since its adoption of SFAS 123(R). The expense of $59,000 and $84,000 that was recorded during the three-month and six-month periods ended June 30, 2006, respectively, related to the unvested portion of options granted prior to January 1, 2006. See Note 6, Stock Compensation Plans, to the notes to consolidated financial statements for more information about the adoption of SFAS 123(R).
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Net Interest Income
The primary source of earnings for Bancshares is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.
Net interest income for the second quarter of 2006 of $10.951 million decreased $100,000 or 1.0% compared to $11.051 million for the second quarter of 2005. The decrease was largely attributable to a decline in the net interest margin from 4.98% for the quarter ended June 30, 2005 to 4.83% for the quarter ended June 30, 2006, partially offset by 1.9% growth in average earning assets for June 30, 2006 compared to June 30, 2005. Deposits continue to steadily grow in 2006. As of June 30, 2006 total deposits were up $38.524 million or 4.9% compared to June 30, 2005.

The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the quarters ended June 30, 2006 and 2005.
Fully taxable equivalent basis1 (Dollars in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans and leases receivable[2]	$755,220	$15,017	7.98%	$757,637	$13,509	7.15%
Taxable securities	108,048	1,137	4.22	91,427	879	3.86
Tax exempt securities	31,085	411	5.30	31,199	520	6.69
Federal Home Loan Bank	4,432	62	5.61	6,035	73	4.85
Interest-bearing bank balances[3]	1,837	21	4.59	1,573	32	2.29
Federal funds sold	18,362	223	4.87	14,084	100	2.85

Total earning assets	918,984	16,871	7.36	901,955	15,113	6.72

Non-earning assets:
Cash and due from banks	37,283			38,023
Premises and equipment	19,543			17,819
Other assets	18,561			13,188
Allowance for loan losses	(8,434)			(7,685)

Total assets	$985,937	$16,871		$963,300	$15,113

Interest-bearing liabilities:
Savings and time deposits	$689,215	$5,119	2.98%	$658,491	$2,946	1.79%
Securities sold under agreement to repurchase	805	2	1.00	912	1	0.44
Borrowings from the Federal Home Loan Bank	55,143	694	5.05	93,472	963	4.13

Total interest-bearing liabilities	745,163	5,815	3.13	752,875	3,910	2.08
Other liabilities and shareholders’ equity:
Demand deposits	141,222			112,782
Other liabilities	6,285			6,142
Shareholders’ equity	93,267			91,501

Total liabilities and shareholders’ equity	$985,937	5,815		$963,300	3,910

Net interest income and net interest margin[4]		$11,056	4.83%		$11,203	4.98%

Interest rate spread[5]			4.23%			4.64%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

[2]	The average loans and leases receivable balances include non-accruing loans. Loan fees of $336 and $599 for the three months ended June 30, 2006 and 2005, respectively, are included in interest income.

[3]	In calculating the annualized yield for Interest-bearing bank balances for 2005 there was $22,000 excluded, which was received as interest on overpayments.

[4]	Net interest margin is computed by dividing net interest income by average earning assets.

[5]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense
In the second quarter of 2006, noninterest income increased $105,000 or 3.0% compared with the same period in 2005. The increase in noninterest income was primarily due to growth of $143,000 or 8% in service charges on deposits over the same period in 2005, which more than offset the lower gains on the sale of mortgages.
In the second quarter of 2006, noninterest expense increased $1.880 million or 19.2% compared to the same period in 2005. The primary reason for the large increase was a $1.0 million write-down, from $3.0 million to $2.0 million, of the coastal condominium project in Georgetown, SC that the Bank acquired in the second quarter of 2005 through a deed-in-lieu of foreclosure. This write-down is included in other operating expenses. During the second quarter of 2006, the Bank discovered, for the first time, that a portion of the condominium development assets had not been conveyed to the Bank as the Bank had previously been advised. The Bank is actively pursuing recovery of the losses incurred with this project.
Personnel expense in the second quarter of 2006, consisting of employee salaries and benefits, increased $193,000 or 3.6% from the same period in 2005. The increase in personnel expense is largely attributable to the following areas: (i) an increase in insurance expense of $111,000 due to some unusually high claims activity during the quarter; (ii) an increase in salary expense of $88,000 or 2.1% for the quarter ended June 30, 2006 compared to the same period in 2005. Full-time equivalent employees for Bancshares totaled 420 at June 30, 2006 compared to 421 at June 30, 2005 therefore the increase was primarily due to annual salary review increases; (iii) $59,000 of stock option compensation expense incurred during the second quarter of 2006 due to the adoption of FAS123(R); and (iv) an increase in premiums paid for key-employee life insurance of $38,000 for the quarter ended June 30, 2006 compared to the same period in 2005. These increases were partially offset by a decrease in incentive compensation of $125,000 for the second quarter of 2006.

For the changes in other operating expenses, please see the table, Other Operating Income and Expenses, below.
Other Operating Income and Expenses (In thousands)

	Three Months Ended
	June 30,		Percentage
	2006	2005	Variance

Other operating income:
Bankcard income	$655	650	0.7%
Fee income(1)	542	492	10.2
Investment Services commissions	209	208	0.5
Insurance commissions	54	60	(9.7)
Trust income(2)	144	168	(14.4)
Gain (loss) on sale of real estate(3)	(8)	30	(125.0)
Other income(4)	46	27	69.6

	$1,642	1,635	0.5

Other operating expenses:
Advertising(5)	$312	218	43.2%
Automated services(6)	927	756	22.7
Bankcard expense	538	501	7.4
Legal and professional fees(7)	727	483	50.5
Postage	144	156	(7.5)
Stationery, printing and supplies(8)	195	163	19.8
OREO expense(9)	269	1	26770.0
OREO Write-down(10)	1,000	—
Other expense(11)	1,018	1,146	(11.2)

	$5,130	$3,424	49.8

(1)	The increase is primarily due to increased debit card purchases which results in merchant fees collected by the Bank.

(2)	The decrease is due to decreased Trust transactions during 2006 compared to 2005.

(3)	The decrease is due to the loss on the sale of Other Real Estate Owned properties in the second quarter of 2006 compared to gains during the second quarter of 2005.

(4)	The increase in other income is primarily due to an acquisition fee charged by Peoples which was not collected in prior years.

(5)	The increase in advertising for the three months ended June 30, 2006 compared to the same time period in 2005 is primarily due to a large Bank branding campaign that was run during the second quarter of 2006.

(6)	This increase is due to Impact ’05 initiatives put in place to improve the Bank’s performance in operations, retail delivery systems and technology. These include enhancements to our data processing systems and the renewal and license fee costs associated with these, an upgrade in our communication lines to the branches and contingency planning.

(7)	The increase during 2006 was primarily due to an increase in professional and consulting expenses of $110,000 largely due to training initiatives; an increase in legal expenses of $49,000; an increase in CPA expenses of $12,000 and employment agent fees of $44,000 paid during the second quarter of 2006 related to the hiring of various lender positions.

(8)	The increase is primarily due to brochures purchased for campaigns and printing of training materials during the second quarter of 2006.

(9)	The increase in 2006 is due to the operating expenses, materials and professional fees to remediate the condominiums discussed in “Asset Quality and Allowance for Loan Losses” on page 25 of this report.

(10)	The OREO write-down of $1.0 million in 2006 relates to the Georgetown, SC property discussed on page 19 under “Noninterest income and expense”.

(11)	The decrease is primarily due to decreases in equity line promotion expenses, security expenses, uncollected loan fees and other miscellaneous expenses during the three months ended June 30, 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Net Interest Income
Net interest income for the first six months of 2006 of $21.906 million was up $502,000 or 2.4% compared to $21.404 million for the same period of 2005. The slight increase was due to the growth in average earnings assets of 3.2% from June 30, 2005 to June 30, 2006 offset by the decrease in the net interest margin from 4.93% for the six months ended June 30, 2005 to 4.87% for the six months ended June 30, 2006. Outstanding loans were relatively flat for the first half of 2006 compared to December 31, 2005, and were down $10.436 million or 1.4% compared to June 30, 2005. Loan demand has been relatively flat, with the exception of residential mortgage lending, due to the on-going economic softness that is affecting the Bank’s customers in many of the markets served. The Bank has begun to aggressively pursue relationships in its growth markets in order to spur more robust loan growth. While these adjustments are not anticipated to have negative impact on net interest income due to anticipated growth in loan volume, it could further reduce the net interest margin.
For the period ended June 30, 2006, total deposits were up $6.538 million or 1.0% compared to December 31, 2005, and $38.524 million or 4.88% compared to June 30, 2005. The increase in Bancshares’ net interest margin, discussed above, is primarily due to the increasing costs of interest-bearing deposits due to intense competition for those deposit dollars. This is shown in the analysis of the average volume, yields and rates table on the following page.

The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the six months ended June 30, 2006 and 2005.
Fully taxable equivalent basis1 (Dollars in thousands):

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans and leases receivable[2]	$754,952	$29,506	7.88%	$742,435	$25,799	7.01%
Taxable securities	103,465	2,115	4.12	92,111	1,756	3.84
Tax exempt securities	31,395	846	5.43	31,603	1,011	6.45
Federal Home Loan Bank	4,214	130	6.22	5,988	127	4.28
Interest-bearing bank balances[3]	1,559	35	4.53	1,847	66	2.51
Federal funds sold	20,591	472	4.62	13,834	181	2.64

Total earning assets	916,176	33,104	7.29	887,818	28,940	6.57

Non-earning assets:
Cash and due from banks	36,928			37,149
Premises and equipment	19,421			17,727
Other assets	18,473			13,218
Allowance for loan losses	(8,386)			(8,170)

Total assets	$982,612	$33,104		$947,742	$28,940

Interest-bearing liabilities:
Savings and time deposits	$695,698	$9,668	2.80%	$652,954	$5,322	1.64%
Securities sold under agreement to repurchase	1,143	7	1.23	1,191	5	0.85
Borrowing from the Federal Home Loan Bank	51,591	1,302	5.09	93,431	1,912	4.13

Total interest-bearing liabilities	748,432	10,977	2.96	747,576	7,239	1.95
Other liabilities and shareholders’ equity:
Demand deposits	134,036			102,674
Other liabilities	6,961			6,002
Shareholders’ equity	93,183			91,490

Total liabilities and shareholders’ equity	$982,612	10,977		$947,742	7,239

Net interest income and net interest margin[4]		$22,127	4.87%		$21,701	4.93%

Interest rate spread[5]			4.33%			4.62%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

[2]	The average loans and leases receivable balances include non-accruing loans. Loan fees for the six months ended June 30, 2006 and 2005 of $641 and $1,071, respectively, are included in interest income.

[3]	In calculating the annualized yield for Interest-bearing bank balances for 2005 there was $43,000 excluded, which was received as interest on overpayments.

[4]	Net interest margin is computed by dividing net interest income by average earning assets.

[5]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense
In the first half of 2006, noninterest income increased $42,000 or 0.6% compared to the same period in 2005. The increase in noninterest income for 2006 was primarily due to growth of $182,000 or 5.6% in service charges on deposits over the same period in 2005, which more than offset the lower gains on the sale of mortgages.
In the first half of 2006, noninterest expense increased $2.399 million or 12.3% compared to the same period in 2005. The year-to-date results for 2006 were affected by the $1.0 million write-down of other real estate owned as described in the quarterly results on page 19 above. Personnel expense in the first half of 2006, consisting of employee salaries and benefits, increased $582,000 or 5.5% from the same period in 2005. The increase in personnel expense is largely attributable to the following: (i) an increase in salaries of $218,000 or 2.7% for the year ended June 30, 2006 compared to the same period in 2005. The increase was primarily due to annual salary review increases; (ii) an increase in payroll taxes of $50,000 or 7.3% for the six months ended June 30, 2006 compared to the same period in 2005, due to the payout of the management incentive during the first quarter of 2006. There was no management incentive payout during the first quarter of 2005; (iii) an increase in health and life insurance costs of $143,000 or 20.9% for the six months ended June 30, 2006 compared to the same period in 2005; and (iv) $84,000 of stock option compensation incurred during the first quarter of 2006 due to the adoption of FAS 123(R). These increases were partially offset by a decrease in incentive compensation of $125,000 for the six months ended June 30, 2006 compared to the same period in 2005.
For the changes in other operating expenses, please see the table, Other Operating Income and Expenses, on the following page.

Other Operating Income and Expenses (In thousands)

	Six Months Ended
	June 30,		Percentage
	2006	2005	Variance

Other operating income:
Bankcard income	$1,251	1,253	(0.2)%
Fee income(1)	1,008	920	9.5
Investment Services commissions(2)	430	497	(13.4)
Insurance commissions(3)	90	108	(16.9)
Trust income(4)	304	344	(11.6)
Gain (loss) on sale of real estate(5)	(100)	58	(272.4)
Other income(6)	188	32	489.1

	$3,171	3,212	(1.3)

Other operating expenses:
Advertising(7)	$609	450	35.2%
Automated services(8)	1,731	1,498	15.5
Bankcard expense	1,002	934	7.3
Legal and professional fees(9)	1,312	975	34.5
Postage	348	365	(4.8)
Stationery, printing and supplies(10)	399	335	19.2
OREO expense(11)	403	10	3931.2
OREO Write-down(12)	1,000	—
Other expense(13)	1,878	2,231	(15.8)

	$8,680	$6,798	27.7

(1)	The increase is primarily due to increased debit card purchases which results in merchant fees collected by the Bank.

(2)	The decrease is due to a decreased volume of Investment Services products sold.

(3)	The decrease is due to a decreased volume of Insurance products sold during 2006.

(4)	The decrease is due to decreased Trust transactions during 2006 compared to 2005.

(5)	The decrease is primarily due to the loss on the sale of two Other Real Estate Owned properties in the first quarter of 2006.

(6)	The increase in 2006 is primarily due to a dividend of $48,000 received from low insurance claims experience during 2004, $24,000 in income received from partnership investments and acquisition fees of $65,000 earned during the six months ended June 30, 2006 by Peoples Financial, which fees were not earned in 2005.

(7)	The increase in advertising for the six months ended June 30, 2006 compared to the same time period in 2005 is primarily due to a large deposit and Bank branding campaign that were run during the first six months of 2006 and not during the same time period in 2005.

(8)	This increase is due to Impact ’05 initiatives put in place to improve the Bank’s performance in operations, retail delivery systems and technology. These include enhancements to our data processing systems and the renewal and license fee costs associated with these, an upgrade in our communication lines to the branches and contingency planning.

(9)	The increase was primarily due to increased professional expenses of $148,000 largely due to training initiatives; an increase in legal expenses of $49,000; an increase in CPA expenses of $33,000 and employment agent fees of $44,000 paid during the second quarter of 2006 related to the hiring of various lender positions.

(10)	The increase is primarily due to additional supplies purchased during the first six months of 2006 related to brochures purchased for campaigns and printing of training materials.

(11)	The increase in 2006 is due to the operating expenses, materials and professional fees to remediate the condominiums discussed in “Asset Quality and Allowance for Loan Losses” on page 25 of this report.

(12)	The OREO write-down of $1.0 million in 2006 relates to the Georgetown, SC property discussed on page 19 under “Noninterest income and expense”.

(13)	The decrease is primarily due to a decrease of $129,000 in Business Manager expenses related to the 2006 presentation of expensing amounts related to the third party management of these accounts and not grossing up the expenses and interest income as in prior years and decreases in equity line promotion expenses, security expenses, uncollected loan fees and other miscellaneous expenses during the three months ended June 30, 2006.

Asset Quality and Allowance for Loan Losses
At June 30, 2006, the allowance for loan losses was $8.502 million or 1.12% of loans outstanding compared to $8.440 million or 1.12% of loans outstanding at December 31, 2005, and $8.466 million or 1.10% of loans outstanding at June 30, 2005. Net charge-offs for the six months ended June 30, 2006 were $1.956 million or 0.26% of average loans outstanding compared to net charge-offs of $1.095 million or 0.15% of average loans outstanding as of June 30, 2005. Net charge-offs improved in the second quarter of 2006 compared to the first quarter of 2006 by $501,000. This improvement was due to a large recovery of $371,000 in the second quarter of 2006 and also an indication of market improvement. Adequate provisions and allowances for loan loss reserves are based on numerous factors including growth of the loan portfolio, delinquencies, net charge-offs, non-performing loans and collateral values. Additional information regarding the allowance for loan losses is presented in the table, Asset Quality Analysis, on the following page.
The provision for loan losses charged to operations for the six months ended June 30, 2006 totaled $2.018 million compared to $1.599 million for the six months ended June 30, 2005. At June 30, 2006, the allowance for loan losses was 1.67 times nonperforming loans compared to 2.28 at December 31, 2005 and 2.48 times at June 30, 2005. Based on analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for loan losses to be adequate. Management continues to closely monitor the asset quality of the loan portfolio. Loans charged-off are recorded based upon the financial condition of the borrower and the likelihood of repayment.
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
At June 20, 2006 nonperforming assets were $8.857 million compared to $8.087 million at December 31, 2005 and 7.684 million at June 30, 2005. The increase in the nonperforming assets from June 30, 2005 to June 30, 2006 resulted from $2.5 million in loans to a borrower in the furniture industry moved to nonaccrual status as a result of the borrower’s failure to satisfy the terms of a liquidation agreement. A liquidation of the inventory was complete during the second quarter and currently this borrower is in involuntary bankruptcy which has delayed foreclosure proceedings. Following the bankruptcy waiting period the Bank will work with the guarantor through the foreclosure of the property to restructure the debt and reduce credit exposure. While these loans are secured, the extent of losses on the loans, if any, can not be determined as of the current date. The above $2.5 million increase in nonperforming assets was partially offset by (i) a $1.0 million write-down of the residential condominium units in Georgetown, South Carolina during the second quarter of 2006; and (ii) a $500,000 reduction of loans 90 days or more past due and still accruing.
The Bank made loans to a long time customer in connection with a condominium project the customer was developing in Georgetown, South Carolina. The loans were secured by the residential condominium units in the building being developed by the customer. During the second quarter of 2005, the Bank acquired 18 residential condominium units by means of a deed-in-lieu of foreclosure. These 18 units, together with two others owned by third parties, are located on the second and third floors of a three-story building. The ground floor of the building has been developed into retail condominium units by another third party.
At the time of the Bank’s acquisition of the 18 condominium units, the defaulted loans had a $3.4 million principal balance due. After evaluating its potential net realizable value of these condominium units, the

Bank took an immediate $400,000 charge against earnings and booked the remaining $3.0 million balance in other real estate owned. Subsequently, during the second quarter of 2006, the Bank discovered, for the first time, that a portion of the condominium development assets had not been conveyed to the Bank as the Bank had previously been advised and the Bank took an additional write-down on the asset of $1.0 million, which reduced the carrying value from $3.0 million to $2.0 million. The Bank is actively pursuing recovery of the losses incurred with this project.
The Bank incurred expenses of approximately $700,000 as of December 31, 2005, in connection with its investigation and remediation related to these condominiums. During 2006 the Bank has incurred additional investigation and remediation expenses of $360,000 as of June 30, 2006 ($380,000 as of July 31, 2006). Following the most recent write-down of this property the Bank is continuing to consider remedies to include the sale of the condominium units individually or as a group or the build-out of the 18 condominium units.
Asset Quality Analysis

	June 30		December 31	June 30
(Dollars in thousands)	2006		2005	2005

Reserve for Loan Losses:
Beginning Balance	$8,440		$7,962	$7,962
Provision for loan losses	2,018		3,219	1,599
Net (charge-off) recoveries	(1,956)		(2,741)	(1,095)

Ending Balance	$8,502		$8,440	$8,466

Risk Assets:
Nonaccrual loans	$2,956		$929	$584
Foreclosed real estate	3,755		4,391	4,274
Restructured loans	612		856	789
Loans 90 days or more past due and still accruing	1,534		1,911	2,037

Total risk assets	$8,857		$8,087	$7,684

Asset Quality Ratios:
Nonaccrual loans as a percentage of total loans	0.39%		0.12%	0.08%
Nonperforming assets as a percentage of:
Total assets	0.90		0.83	0.78
Loans plus foreclosed property	1.16		1.06	1.00
Net charge-offs as a percentage of average loans	0.52	*	0.36	0.30	*
Reserve for loan losses as a percentage of loans	1.12		1.12	1.10

Ratio of reserve for loan losses to:
Net charge-offs	2.16	*	3.08	3.83	*
Nonaccrual loans	2.88		9.09	14.50

*Denotes Annualized
Income Taxes
Accrued income taxes applicable to income for the six months ended June 30, 2006 were $1.416 million compared to $2.315 million for the six months ended June 30, 2005. Pretax income for the six months ended June 30, 2006 of $4.703 million decreased $2.274 million compared to $6.977 million for the six months ended June 30, 2005. The decrease in accrued taxes for the six months ended June 30, 2006 is primarily due to the decreased taxable income. During 2003, the Bank purchased an investment tax credit partnership interest for $540,000. The partnership is expected to yield $1.000 million in tax credits over the years 2003 to 2009. Actual credits applied to the six months ended June 30, 2006 and 2005, were $112,000 and $77,000, respectively. Bancshares accounts for tax credits using the flow-through method, thereby reducing income tax expense in the year in which the credits were received.
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
Bancshares also uses simulation analysis to compute net interest income at risk under a variety of market interest rate scenarios to identify interest rate risk exposures. The simulation models used to analyze Bancshares’ net interest income create various at-risk scenarios looking at increases and/or decreases in interest rates from an instantaneous movement. The models are continuously updated to incorporate management action and on-going assumptions. The affect of a 200 basis point instantaneous increase or decrease in interest rates over a one-year period is a key scenario analyzed. Based on the rate sensitivity position on June 30, 2006, net interest income exposure over the next 12 months to an instantaneous increase in interest rates of 200 basis points is estimated to be approximately six percent of base net interest income which is well inside the Bank’s maximum tolerable decline of 15%. These scenarios are used as one estimate of risk, and do not necessarily represent management’s current view of future interest rates or market developments. Actual results will differ from simulated results due to, among other factors, timing, magnitude and frequency of interest rate changes, changes in market conditions, and management’s strategies.
To minimize any potential negative impact of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and interest-sensitive liabilities. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. On June 30, 2006, the one-year cumulative interest sensitivity gap was a negative $20,000 for a ratio of interest-sensitive assets to interest-sensitive liabilities of 0.96. Management believes that is an acceptable ratio.

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
The Bank also has available lines of credit maintained with the Federal Home Loan Bank of Atlanta (“FHLB”), which can be used for funding and/or liquidity needs. Borrowings by the Bank under these lines of credit are collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences as well as qualified multi-family and home equity lines. At June 30, 2006, the Bank had an available line of credit with the FHLB totaling $193.5 million with $99 million outstanding and $59 million funded. While traditionally the FHLB is used for longer-term borrowings, it can be used for short-term liquidity needs. At June 30, 2006, overnight borrowings from the FHLB totaled $28 million. The Bank has two $10 million and a $20 million irrevocable letter of credit with the FHLB that are used in lieu of securities to pledge against public deposits.
Net cash provided by operating activities, a primary source of liquidity, was $8.875 million for the six months of 2006 compared to net cash used of $2.960 million for the same period in 2005. The increase in net cash provided by operating activities during the first half of 2006 was primarily attributable to a decrease in loans held for sale during the six months ended June 30, 2006 and a decrease in other assets during that same period. Details of cash flows for the quarters ended June 30, 2006 and 2005 respectively, are provided in the Consolidated Statements of Cash Flows located in Item 1, which begins on page 6.
Credit Risk Management
Loans classified for regulatory purposes as loss, doubtful, substandard or special mention, that have not been disclosed in the schedule “Asset Quality Analysis” on page 26, do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.
Capital Resources and Shareholders’ Equity
During the second quarter of 2006, Bancshares’ Board of Directors approved an extension of its existing stock repurchase program through May 31, 2008. The extension authorizes Bancshares to repurchase a total of 400,000 shares of common stock. Under the stock repurchase program, Bancshares may repurchase its shares of common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. The repurchase program assists in the goal of building shareholder value and maintaining appropriate capital levels.

The following table shows a breakdown of the shares that have been repurchased under the repurchase program during the quarter.
Issuer Purchases of Equity Securities

	Total		Total Shares	Maximum Number
	Number of	Average	Purchased Pursuant	of Shares that may
	Shares	Price Paid	to Publicly	yet be Purchased
Month	Purchased	Per Share	Announced Plan	Under the Plan

April 1 – April 30	7,107	$17.98	7,107
May 1 – May 31	10,905	$17.49	10,905	393,931
June 1 – June 30	13,537	$17.58	13,537	380,394

Total	31,549	$17.64	31,549

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

			Risk-Based Capital
	Leverage Capital		Tier 1 Capital		TotalCapital
	Amount	Percent[1]	Amount	Percent[2]	Amount	Percent[2]

Actual	$92,646	9.40%	$92,646	11.46%	$101,148	12.51%
Required	29,563	3.00	32,335	4.00	64,669	8.00
Excess	63,083	6.40	60,311	8.46	36,479	4.51

1	Percentage of total adjusted average assets. The Federal Reserve Board’s minimum leverage ratio requirement is 3.0% to 5.0% depending on the institution’s composite rating as determined by its regulators. The Federal Reserve Board has not advised the Bank of any specific requirement applicable to it.

2	Percentage of risk-weighted assets.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in market risk for Bancshares in the period covered by this report. See “Risk Management” in Part I, Item 2 “Management Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 27 above for a discussion of market risk for Bancshares.
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
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
Bancshares held its Annual Meeting of Shareholders on April 19, 2006. Proxies were solicited in connection with the Annual Meeting in accordance with Regulation 14 under the Exchange Act pursuant to a Proxy Statement dated March 15, 2006, filed by Bancshares with the SEC on March 15, 2006 (SEC File No. 000-11448) (the “Proxy Statement”).
At the Annual Meeting, the shareholders of Bancshares (i) elected five members to Bancshares’ Board of Directors and (ii) ratified the appointment of Turlington and Company LLP to conduct the independent audit for the year 2006, each as more fully described in the Proxy Statement. Of the 8,529,657 shares of Bancshares’ common stock represented and entitled to vote at the Annual Meeting, the number of shares cast for, against or withheld, and the number of abstentions and broker non-votes, as to each proposal are set forth below:
1. Election of Directors.

	For	Withheld
J. David Branch	6,318,897	61,930
Robert F. Lowe	6,344,189	36,638
Mary E. Rittling	6,323,653	57,174
G. Alfred Webster	6,316,575	64,252
Julius S. Young, Jr.	6,345,359	35,468
2. Ratification of appointment of Turlington and Company LLP, CPAs, to conduct the independent audit for the year 2006:

For	Against	Abstentions
6,335,164	42,132	3,531
In addition to the above individuals who were elected as directors at the Annual Meeting, each of the following individuals were directors of Bancshares’ prior to the Annual Meeting and their term of office as directors continued after the Annual Meeting: Michael S. Albert, Leonard H. Beck, Robert C. Clark, Samuel R. Harris, Walter A. Hill Sr., David A. Smith, Robert B. Smith, Jr., Burr W. Sullivan, John W. Thomas III, and John F. Watts.
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

Date: August 3, 2006	LSB BANCSHARES, INC.

(Registrant)

By: /s/ Monty J. Oliver

Name: Monty J. Oliver
Title: Secretary and Chief Financial Officer
(Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.
No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”).

31.2	Certification Pursuant to Section 302 of SOX.

32	Certification Pursuant to Section 906 of SOX.