Form 10-Q
period 2006-09-30
LSB BANCSHARES INC /NC/
filed 2006-11-08
CIK 714530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     LSB Bancshares, Inc. had 8,437,373 shares of common stock outstanding as of October 31, 2006.

LSB BANCSHARES, INC.
AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Balance Sheets

	(Unaudited)
	September 30	December 31
(In thousands, except shares)	2006	2005
Assets
Cash and Due from Banks	$38,251	$45,600
Interest-Bearing Bank Balances	647	1,385
Federal Funds Sold	14,153	16,355
Investment Securities (Note 3):
Held to Maturity, Market Value $30,064 and $27,603	29,901	27,427
Available for Sale	119,070	100,732
Loans (Note 4)	760,764	755,398
Less, Allowance for Loan Losses (Note 4)	(8,461)	(8,440)

Net Loans	752,303	746,958
Premises and Equipment	19,781	19,358
Other Assets	17,828	17,980

Total Assets	$991,934	$975,795

Liabilities
Deposits:
Demand	$146,496	$131,515
Savings, N.O.W. and Money Market Accounts	400,299	409,928
Certificates of Deposit	268,389	280,730

Total Deposits	815,184	822,173
Securities Sold Under Agreements to Repurchase	883	1,657
Borrowings from the Federal Home Loan Bank	76,000	53,000
Other Liabilities	8,005	7,136

Total Liabilities	900,072	883,966

Shareholders’ Equity
Preferred Stock, Par Value $.01 Per Share:
Authorized 10,000,000 Shares; None issued	—	—
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,442,864 Shares as of September 30, 2006 and 8,524,033 Shares as of December 31, 2005	42,214	42,620
Paid-In Capital	8,386	9,430
Directors’ Deferred Plan	(1,376)	(1,334)
Retained Earnings	43,755	42,424
Accumulated Other Comprehensive Loss	(1,117)	(1,311)

Total Shareholders’ Equity	91,862	91,829

Total Liabilities and Shareholders’ Equity	$991,934	$975,795

Memorandum: Standby Letters of Credit	$4,591	$5,831
Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except shares and per share amounts)	2006	2005	2006	2005
Interest Income
Interest and Fees on Loans	$15,509	$14,261	$45,015	$40,060
Interest on Investment Securities:
Taxable	1,197	916	3,312	2,672
Tax Exempt	298	366	923	1,080
Interest-Bearing Bank Balances	90	92	255	285
Federal Funds Sold	193	145	665	326

Total Interest Income	17,287	15,780	50,170	44,423

Interest Expense
Deposits	5,652	3,658	15,320	8,980
Securities Sold Under Agreements to Repurchase	2	4	9	9
Borrowings from the Federal Home Loan Bank	841	912	2,143	2,824

Total Interest Expense	6,495	4,574	17,472	11,813

Net Interest Income	10,792	11,206	32,698	32,610
Provision for Loan Losses (Note 4)	565	715	2,583	2,314

Net Interest Income after Provision for Loan Losses	10,227	10,491	30,115	30,296

Noninterest Income
Service Charges on Deposit Accounts	1,798	1,774	5,233	5,027
Gains on Sales of Mortgages	114	105	293	383
Other Operating Income	1,655	1,519	4,826	4,731

Total Noninterest Income	3,567	3,398	10,352	10,141

Noninterest Expense
Personnel Expense	5,500	5,443	16,768	16,129
Occupancy Expense	495	454	1,452	1,374
Equipment Depreciation and Maintenance	575	555	1,640	1,722
Other Operating Expense	3,630	3,635	12,310	10,433

Total Noninterest Expense	10,200	10,087	32,170	29,658

Income Before Income Taxes	3,594	3,802	8,297	10,779
Income Taxes	1,219	1,302	2,635	3,617

Net Income	$2,375	$2,500	$5,662	$7,162

Earnings per share:
Basic	$0.28	$0.29	$0.67	$0.84
Diluted	$0.28	$0.29	$0.66	$0.83

Weighted Average Shares Outstanding:
Basic	8,462,176	8,534,578	8,500,038	8,558,693
Diluted	8,480,912	8,575,859	8,529,695	8,599,251
Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements
Of Changes in Shareholders’ Equity
(Unaudited)

						Accumulated
				Directors’		Other	Total
	Common Stock		Paid-in	Deferred	Retained	Comprehensive	Shareholders’
(In thousands, except shares)	Shares	Amount	Capital	Plan	Earnings	Income (loss)	Equity
Balances at December 31, 2004	8,590,184	$42,951	$10,482	$(1,197)	$38,592	$(86)	$90,742
Net Income					7,162		7,162
Change in unrealized gain on securities available for sale, net of deferred income taxes						(617)	(617)

Comprehensive income							6,545
Cash dividends declared on common stock					(4,356)		(4,356)
Common stock issued for stock options exercised	38,257	191	267				458
Common stock acquired	(102,595)	(513)	(1,287)	(116)			(1,916)

Balances at September 30, 2005	8,525,846	$42,629	$9,462	$(1,313)	$41,398	$(703)	$91,473

Balances at December 31, 2005	8,524,033	$42,620	$9,430	$(1,334)	$42,424	$(1,311)	$91,829
Net Income					5,662		5,662
Change in unrealized gain on securities available for sale, net of deferred income taxes						194	194

Comprehensive income							5,856
Cash dividends declared on common stock					(4,331)		(4,331)
Stock-based compensation expense			126				126
Common stock issued for stock options exercised	22,886	114	124				238
Common stock acquired	(104,055)	(520)	(1,294)	(42)			(1,856)

Balances at September 30, 2006	8,442,864	$42,214	$8,386	$(1,376)	$43,755	$(1,117)	$91,862

Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30
(In thousands)	2006	2005
Cash Flow from Operating Activities
Net Income	$5,662	$7,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,474	1,530
Securities premium amortization and discount accretion, net	93	85
Decrease in loans held for sale	3,876	2,517
Deferred income taxes	76	111
Decrease in income taxes payable	(1,003)	(451)
Increase in income earned but not received	(732)	(995)
Increase in interest accrued but not paid	135	484
Net (increase) decrease in other assets	687	(4,304)
Net increase in other liabilities	1,737	687
Provision for loan losses	2,583	2,314
(Gain)/loss on sale of premises and equipment	20	(3)
Stock based compensation	126	—

Net cash provided by operating activities	14,734	9,137

Cash Flow from Investing Activities
Purchases of securities held to maturity	(4,748)	(4,052)
Proceeds from maturities of securities held to maturity	2,258	5,154
Purchases of securities available for sale	(33,404)	(19,964)
Proceeds from maturities of securities available for sale	15,305	16,790
Net increase in loans made to customers	(11,805)	(55,135)
Purchases of premises and equipment	(1,931)	(2,811)
Proceeds from sale of premises and equipment	14	3
Net (increase) decrease in federal funds sold	2,202	(11,556)

Net cash used for investing activities	(32,109)	(71,571)

Cash Flow from Financing Activities
Net increase in demand deposits, N.O.W., money market and savings accounts	5,352	32,661
Net increase (decrease) in time deposits	(12,341)	62,786
Net decrease in securities sold under agreement to repurchase	(774)	(62)
Proceeds from long-term debt	152,000	88,000
Payments on long-term debt	(129,000)	(108,000)
Dividends paid	(4,331)	(4,356)
Proceeds from issuance of common stock	238	458
Common stock acquired	(1,856)	(1,916)

Net cash provided by financing activities	9,288	69,571

Increase (decrease) in cash and cash equivalents	(8,087)	7,137
Cash and cash equivalents at the beginning of the period	46,985	37,522

Cash and cash equivalents at the end of the period	$38,898	$44,659

Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Cash Flows continued
(Unaudited)

	Nine Months Ended
	September 30
(In thousands)	2006	2005
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$16,719	$11,328
Income Taxes	3,605	3,959

Supplemental Disclosures of Noncash Transactions
Transfer of loans to other real estate owned	$1,191	$4,165
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	316	(1,005)
Change in deferred income taxes	(122)	388
Change in shareholders’ equity	194	(617)
Notes to consolidated financial statements are an integral part hereof.

Notes To Consolidated Financial Statements
As of or for the Periods Ended September 30, 2006 and 2005
Note 1 – Basis of Presentation
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
Note 2 – Net Income Per Share
Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock that then shared in the net income of Bancshares.

A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2006	2005	2006	2005

Weighted average number of common shares used in computing basic net income per share	8,462,176	8,534,578	8,500,038	8,558,693
Effect of dilutive stock options	18,736	41,281	29,657	40,558

Diluted weighted average common shares outstanding	8,480,912	8,575,859	8,529,695	8,599,251

Note 3 – Investment Securities (In thousands)

	September 30, 2006 – Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State, county and municipal securities	$29,901	$489	$(326)	$30,064

	September 30, 2006 – Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency obligations	$112,992	$58	$(1,766)	$111,284
State, county and municipal securities	2,525	—	(109)	2,416
Equity securities	5,370	—	—	5,370

Total	$120,887	$58	$(1,875)	$119,070

	December 31, 2005 – Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State, county and municipal securities	$27,427	$505	$(329)	$27,603

	December 31, 2005 – Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency obligations	$96,040	$45	$(2,051)	$94,034
State, county and municipal securities	2,612	—	(128)	2,484
Equity securities	4,214	—	—	4,214

Total	$102,866	$45	$(2,179)	$100,732

The following is a schedule of securities in a loss position as of September 30, 2006 (in thousands):

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency obligations	$27,919	$(190)	$66,274	$(1,576)	$94,193	$(1,766)
State, county and municipal securities	4,126	(117)	6,966	(319)	11,092	(436)

Total securities	$32,045	$(307)	$73,240	$(1,895)	$105,285	$(2,202)

Investment securities with an amortized cost of $103,404,000 and $92,705,000, as of September 30, 2006, and December 31, 2005, respectively, were pledged to secure public deposits and for other purposes. The Bank has also obtained two $10,000,000 and a $20,000,000 irrevocable letter of credit, which will expire on August 11, 2010, May 11, 2015, and September 3, 2014, respectively. These letters of credit were issued by the Federal Home Loan Bank of Atlanta (“FHLB”) in favor of the State of North Carolina and are used in lieu of securities to pledge against public deposits.
No investment securities were sold during the nine months ending September 30, 2006.
Note 4 – Loans and Allowance for Loan Loss
A summary of consolidated loans follows (in thousands):

	September 30	December 31
	2006	2005

Commercial, financial, & agricultural	$279,601	$288,240
Real estate – construction	55,225	38,179
Real estate – mortgage	361,839	354,322
Installment loans to individuals	62,196	72,336
Lease financing	400	403
Other	1,503	1,918

Total loans, net of unearned income	$760,764	$755,398

Nonperforming assets are summarized as follows (in thousands):

	September 30	December 31
	2006	2005

Nonaccural loans	$2,972	$929
Restructured loans	607	856
Loans past due 90 days or more	1,412	1,911

Total nonperforming loans	4,991	3,696
Foreclosed real estate	3,703	4,391

Total nonperforming assets	$8,694	$8,087

Impaired loans and related information are summarized in the following tables (in thousands):

	September 30	December 31
	2006	2005

Loans specifically identified as impaired	$9,069	$8,937

Allowance for loan losses associated with impaired loans	$1,120	$1,101

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Average balances of impaired loans	$8,768	$7,357	$8,521	$6,141

Interest income recorded for impaired loans	$123	$134	$392	$283

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
An analysis of the changes in the allowance for loan losses follows (in thousands):

	Nine Months Ended
	September 30
	2006	2005

Balance, beginning of period	$8,440	$7,962
Provision for loan losses	2,583	2,314
Recoveries of amounts previously charged off	902	385
Loans charged off	(3,464)	(1,977)

Balance, end of period	$8,461	$8,684

At September 30, 2006, loans totaling $15,314,000 were held for sale stated at the lower of cost or market on an individual basis.
Note 5 – Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which is an amendment of SFAS Nos. 87, 88, 106, and 132(R). SFAS 158 requires that employers recognize the funded status of their defined benefit and other postretirement plans as an asset or liability on their balance sheet with a corresponding adjustment to “Other Comprehensive Income” effective at the end of 2006. Bancshares and their actuaries are currently studying the impact of SFAS 158 and plan to adopt it during the fourth quarter of 2006. The effect on Bancshares’ balance sheet at September 30, 2006 is unknown. SFAS 158 does not require any income statement adjustments.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which is an amendment of FASB Statement No. 140 (“SFAS 140”). SFAS 156 deals with the servicing of financial assets and liabilities. This applies to Bancshares’ sales and servicing of mortgage loans. The Statement requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. This was also required under SFAS 140 and therefore already implemented by Bancshares. The Statement now permits an entity to choose either the amortization method or the fair value measurement method for subsequent measurement. Previously, the only subsequent method available was the amortization method which calls for amortizing servicing assets or liabilities in proportion to and over the period of estimated net servicing income or loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method measures servicing assets and liabilities at fair value at each reporting date and reports changes in fair value in earnings in the period in which the changes occur. Since Bancshares is not using any derivative instruments to mitigate risk associated with their mortgage servicing rights they will continue to use the amortization method upon adoption of SFAS 156 on January 1, 2007. Bancshares believes that adopting SFAS 156 will not result in any material effect on their financial position or operating results since Bancshares will still be using the amortization method.
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
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123 and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the effective date of SFAS 123(R) must be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant date fair value as previously calculated for the pro forma disclosure under APB 25. SFAS 123(R) is effective for all stock-based awards granted on or after January 1, 2006 and Bancshares implemented SFAS 123(R) as of January 1, 2006. See Note 6 for disclosure.
Note 6 – Stock Compensation Plans
Effective January 1, 2006, Bancshares adopted the fair value method of accounting for stock-based compensation arrangements in accordance with SFAS 123(R), using the modified prospective method of transition. Under the provisions of SFAS 123(R), the estimated fair value of share based awards granted under the Comprehensive Benefit Plan, discussed in the 2005 Form 10-K, is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123(R) for all share based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.
Prior to January 1, 2006, Bancshares accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with APB 25, and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

Pursuant to the provisions of SFAS 123(R), Bancshares recorded $42,000, or less than $0.01 per diluted share, and $126,000, or $0.01 per diluted share, of total stock-based compensation expense for the three-month and nine-month periods ended September 30, 2006, respectively. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related options. This expense had no impact on Bancshares’ reported cash flows. For the three-month and nine-month periods ended September 30, 2005, Bancshares recorded no stock compensation expense pursuant to APB 25. The stock-based compensation expense for the three months and nine months ended September 30, 2006 is reported under personnel expense.
Under the modified prospective method of transition under SFAS 123(R), Bancshares is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS 123(R). Therefore, the results as of September 30, 2006 are not directly comparable to the same period in the prior year.
As required by SFAS 123(R), Bancshares has presented pro forma disclosures of its net income and net income per share for the prior year period assuming the estimated fair value of the options granted prior to January 1, 2006 was amortized to expense over the option-vesting period as illustrated below (In thousands, except per share amounts).

	Three Months	Nine Months
	Ended	Ended
	September 30	September 30
	2005	2005

Net income, as reported	$2,500	$7,162
Less, total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	26	321

Pro forma net income	$2,474	$6,841

Earnings per share:
Basic – as reported	$0.29	$0.84

Basic – pro forma	$0.29	$0.80

Diluted – as reported	$0.29	$0.83

Diluted – pro forma	$0.29	$0.80

For purposes of the disclosures in the foregoing table and for purposes of determining estimated fair value under SFAS 123(R), Bancshares has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the 2005 Form 10-K filed March 15, 2006. There have been no additional options granted during 2006. As of September 30, 2006, there was $195,000 of total unrecognized compensation expense related to stock option arrangements granted under the Comprehensive Benefit Plan. This expense will be fully amortized in December of 2010.

Note 7 – Pension and Post Retirement Medical Benefit Expenses
The components of net periodic benefit cost for pension and retiree medical plans are as follows (in thousands):

	Pension Benefits		Retiree Medical
	Three Months Ended		Three Months Ended
	September 30		September 30
	2006	2005	2006	2005

Service cost	$227	$210	$14	$13
Interest cost	218	199	14	13
Expected Return on plan assets	(218)	(194)	—	—
Amortization of prior service	16	17	—	—
Amortization of transition obligation	—	—	3	3
Amortization of loss	62	50	2	2

Net periodic benefit cost	$305	$282	$33	$31

	Pension Benefits		Retiree Medical
	Nine Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Service cost	$681	$630	$43	$39
Interest cost	654	597	42	39
Expected Return on plan assets	(654)	(582)	—	—
Amortization of prior service	48	51	—	—
Amortization of transition obligation	—	—	8	8
Amortization of loss	186	150	6	6

Net periodic benefit cost	$915	$846	$99	$92

Note 8 – Derivatives
Bancshares began using derivatives in the fourth quarter of 2005. The derivatives are being used in conjunction with the Bank’s sale of Indexed Certificates of Deposits (“ICD’s”). ICDs pay no periodic interest payments. Rather, under the ICD’s, interest, if any, is paid at maturity and is calculated based on the positive price movements, if any, of the Dow Jones Industrial AverageSM (“DJIA”) over the entire term of the ICD. The goal is to curtail the interest rate risk of the ICD to the Bank by engaging in “perfectly matched” hedges or option contracts tied to the underlying index with creditworthy hedge providers who will support the inherent performance of the ICD at maturity of the issuances.
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

The following table reflects risk management derivative financial instruments for the nine months ended September 30, 2006:

			Average
	Notional	Unrealized	Years
(Dollars in thousands)	Amount	Losses (a)	Maturity

Fair value liability hedges:
Interest rate options	$125	$19	4.5

(a)	Represents the fair value of derivative financial instruments.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operations during the time periods required by Item 303 of Regulation S-K for Bancshares and its wholly-owned subsidiary the Bank. The consolidated financial statements also include the accounts and results of operations of the Bank’s wholly-owned subsidiaries, Peoples Finance and LSBIS. This discussion and analysis is intended to complement the unaudited financial statements, footnotes and supplemental financial data in this Form 10-Q, and should be read in conjunction therewith.
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
Introduction
Bancshares is a bank holding company headquartered in Lexington, North Carolina. Its principal assets are all of the outstanding shares of common stock of its commercial bank subsidiary. Founded in 1949, the Bank operates as a North Carolina chartered commercial bank serving customers through twenty-six offices in seventeen communities located in Davidson, Forsyth, Stokes, Guilford, Randolph and Wake Counties in North Carolina. The benefits of a new Bank training infrastructure were realized during 2005 and are constantly being improved to meet the training needs of our employees. Additionally, the Bank’s Model Branch initiative, which is standardizing the tools and procedures in the branches, should provide branch sales and service employees with even better tools for increased sales, improved customer service and operational efficiencies. In this regard, the installation of a state-of-the-art Enterprise Relationship Management System, which was completed in the first quarter of 2006, and training of all employees completed during the third quarter, will become the primary sales and service platform used by all of Bancshares’ customer service employees. The Bank is also building its new Archdale office which will be a full service branch and will replace the current temporary location. Through the Bank and the Bank’s two non-bank subsidiaries, Peoples Finance and LSBIS, Bancshares provides a wide range of financial services to individuals and corporate customers.
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
Critical Accounting Policies
The accounting and reporting policies of the Bank and its subsidiaries comply with GAAP and conform to standards within the industry. The preparation of the financial information contained in this Form 10-Q requires Bancshares’ management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Bancshares’ management evaluates these estimates on an ongoing basis, including those related to allowance for loan loss and pension and post retirement benefit plans to employees. Except with respect to changes in the manner in which Bancshares accounts for share based compensation, as discussed below, there have been no material changes to the critical accounting policies as discussed in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K filed with the SEC on March 15, 2006.
Stock-Based Compensation. On January 1, 2006 Bancshares adopted the fair value method of accounting for stock-based compensation using the modified prospective method of transition as outlined in SFAS 123(R). Under SFAS 123(R), the estimated fair value of stock-based compensation is recognized as compensation expense. The estimated fair value of stock options is expensed on a straight-line basis over the expected term of the grant. Prior to January 1, 2006, Bancshares accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with APB 25, and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.
Under the modified prospective method of transition that Bancshares adopted, compensation expense is recognized beginning with the effective date of adoption for all stock-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. Under the modified prospective method of transition, Bancshares is not required to restate its prior period financial statements to reflect expensing of stock-based compensation under SFAS 123(R). Therefore, the three and nine month results of September 30, 2006 are not directly comparable to the same periods in the prior year. Under SFAS 123(R), Bancshares uses the Black Scholes pricing model to estimate the fair value of the stock-based compensation as of the grant date. The Black-Scholes model is highly complex, and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of Bancshares’ stock price. The Black-Scholes model is highly sensitive to changes in these two data inputs.
Bancshares has not yet issued any additional options since its adoption of SFAS 123(R). The expense of $42,000 and $126,000 that was recorded during the three-month and nine-month periods ended September 30, 2006, respectively, related to the unvested portion of options granted prior to January 1, 2006. See Note 6, Stock Compensation Plans, to the notes to consolidated financial statements for more information about the adoption of SFAS 123(R).

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Net Interest Income
The primary source of earnings for Bancshares is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.
Net interest income for the third quarter of 2006 of $10.792 million decreased $414,000, or 3.7%, compared to $11.206 million for the third quarter of 2005. The decrease was largely attributable to a decline in the net interest margin from 4.92% for the quarter ended September 30, 2005 to 4.70% for the quarter ended September 30, 2006. As of September 30, 2006, total deposits were down $2.538 million, or 0.3%, compared to September 30, 2005. The reduction in deposits is due to the decrease in brokered deposits from $35 million as of September 30, 2005 to $10 million as of September 30, 2006. Without the reduction in brokered deposits, deposits grew $22.462 million or 2.9%.

The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three months ended September 30, 2006 and 2005.
Fully taxable equivalent basis1 (Dollars in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans and leases receivable[2]	$756,545	$15,509	8.13%	$764,035	$14,261	7.41%
Taxable securities	110,245	1,197	4.31	94,060	916	3.86
Tax exempt securities	30,108	392	5.17	30,600	512	6.64
Federal Home Loan Bank	4,743	70	5.86	5,613	69	4.88
Interest-bearing bank balances	1,650	20	4.81	3,136	23	2.91
Federal funds sold	14,854	193	5.15	17,162	145	3.35

Total earning assets	918,145	17,381	7.51	914,606	15,926	6.91

Non-earning assets:
Cash and due from banks	35,172			41,761
Premises and equipment	19,851			18,237
Other assets	17,391			17,664
Allowance for loan losses	(8,473)			(8,514)

Total assets	$982,086	$17,381		$983,754	$15,926

Interest-bearing liabilities:
Savings and time deposits	$678,983	$5,652	3.30%	$678,866	$3,658	2.14%
Securities sold under agreement to repurchase	933	2	0.85	1,195	4	1.33
Borrowings from the Federal Home Loan Bank	61,652	841	5.41	84,511	912	4.28

Total interest-bearing liabilities	741,568	6,495	3.47	764,572	4,574	2.38
Other liabilities and shareholders’ equity:
Demand deposits	142,707			121,745
Other liabilities	5,932			5,382
Shareholders’ equity	91,879			92,055

Total liabilities and shareholders’ equity	$982,086	6,495		$983,754	4,574

Net interest income and net interest margin[3]		$10,886	4.70%		$11,352	4.92%

Interest rate spread[4]			4.04%			4.53%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

[2]	The average loans and leases receivable balances include non-accruing loans. Loan fees of $372 and $428 for the three months ended September 30, 2006 and 2005, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense
In the third quarter of 2006, noninterest income increased $169,000, or 5.0%, compared with the same period in 2005. The increase in noninterest income was primarily due to growth of $136,000, or 9.0%, in other operating income and $24,000, or 1.4%, growth in service charges on deposits over the same period in 2005. For the change in other operating income, please see the table, Other Operating Income and Expenses, on page 21.
In the third quarter of 2006, noninterest expense increased only $113,000, or 1.1%, compared to the same period in 2005. Personnel expense in the third quarter of 2006, consisting of employee salaries and benefits, increased $57,000, or 1.1%, from the same period in 2005. The increase in personnel expense is largely attributable to the following areas: (i) an increase in insurance expense of $46,000 due to higher claims activity during the quarter; (ii) an increase in salary expense of $80,000, or 1.9%, for the quarter ended September 30, 2006 compared to the same period in 2005, resulting primarily from increases in annual salaries; (iii) $42,000 of stock option compensation expense incurred during the third quarter of 2006 due to the adoption of FAS123(R); and (iv) an increase in premiums paid for key-employee life insurance of $20,000 for the quarter ended September 30, 2006 compared to the same period in 2005. These increases were partially offset by a decrease in incentive compensation of $117,000 for the third quarter of 2006.
For the changes in other operating expenses, please see the table, Other Operating Income and Expenses, on page 21.

Other Operating Income and Expenses (in thousands)

	Three Months Ended
	September 30,		Percentage
	2006	2005	Variance

Other operating income:
Bankcard income	$656	$635	3.3%
Fee income(1)	504	449	12.3
Investment Services commissions (2)	266	224	18.6
Insurance commissions	45	47	(3.8)
Trust income(3)	145	136	6.3
Gain (loss) on sale of real estate	(15)	(34)	(56.8)
Other income (4)	54	62	(12.7)

	$1,655	1,519	9.0

Other operating expenses:
Advertising(5)	$144	$169	(14.6)%
Automated services(6)	1,111	731	52.0
Bankcard expense	507	485	4.4
Legal and professional fees	479	484	(1.0)
Postage(7)	185	218	(15.3)
Stationery, printing and supplies(8)	162	186	(12.7)
OREO expense(9)	78	285	(72.7)
Other expense(10)	964	1,077	(10.5)

	$3,630	$3,635	(0.1)

(1)	The increase is primarily due to increased debit card purchases which results in merchant fees collected by the Bank.

(2)	The increase is due to an increased volume of investment services and insurance products sold during the quarter.

(3)	The increase is due to increased Trust transactions during the third quarter of 2006 compared to the same period during 2005.

(4)	The decrease is due to a loss on the sale of fixed assets that was recognized in the third quarter of 2006 of $20,000 partially offset by acquisition fees charged by Peoples Finance which were not collected in prior years.

(5)	There were no large advertising campaigns during the third quarter of 2006. The Bank has implemented cost controls that allowed them to reduce advertising expense for the third quarter of 2006.

(6)	The increase is due to Impact ’05 initiatives put in place to improve the Bank’s performance in operations, retail delivery systems and technology. These initiatives include the implementation of a storage area network during the third quarter of 2006 which will greatly decrease downtime related to a disaster or other issue. This system is being leased for 39 months at a cost of $53,000 per month. During 2006 there have also been enhancements to the Bank’s data processing systems and the renewal and license fee costs associated with such enhancements, an upgrade in communication lines to the branches and contingency planning.

(7)	The decrease in postage is due to savings related to outsourcing of deposit statement preparation and mailing.

(9)	The decrease is primarily due to the decreased costs associated with Georgetown, SC. During the third quarter of 2006, there have been minimal expenses related to this property.

(10)	The decrease is primarily due to over draft protection program charge-offs being expenses in the provision for loan loss during 2006, as recommended by bank regulators. In prior years this was charged-off to other expense.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Net Interest Income
Net interest income for the first nine months of 2006 of $32.698 million was up $88,000, or .27%, compared to $32.610 million for the same period of 2005. The slight increase was due to the growth in average earnings assets of 0.4% from September 30, 2005 to September 30, 2006 offset by the decrease in the net interest margin from 4.93% for the nine months ended September 30, 2005 to 4.81% for the nine months ended September 30, 2006. Outstanding loans have been relatively flat for the nine months of 2006 compared to December 31, 2005, and September 30, 2005. Loan demand has been relatively flat, with the exception of residential mortgage lending, due to the on-going economic softness that is affecting the Bank’s customers in many of the markets served. The Bank has begun to aggressively pursue relationships in its growth markets in order to spur more robust loan growth. While these adjustments are not anticipated to have negative impact on net interest income due to anticipated growth in loan volume, it could further reduce the net interest margin.
For the period ended September 30, 2006, total deposits were down $6.989 million, or 0.9%, compared to December 31, 2005, and $2.538 million or 0.3% compared to September 30, 2005. The decrease is due to a decrease in brokered deposits of $25 million during the third quarter of 2006. The Bank did not replace these deposits as they matured in the third quarter. There was an increase in non-interest bearing core deposit growth as of September 30, 2006 compared to December 31, 2005 and September 30, 2005 of 11.4% and 15.0%, respectively.
The decrease in Bancshares’ net interest margin, discussed above, is primarily due to the increasing costs of interest-bearing deposits due to intense competition for those deposit dollars. This is shown in the analysis of the average volume, yields and rates table on the following page.

The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the nine months ended September 30, 2006 and 2005.
Fully taxable equivalent basis1 (Dollars in thousands):

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans and leases receivable[2]	$755,488	$45,015	7.97%	$749,715	$40,060	7.14%
Taxable securities	105,750	3,312	4.19	92,768	2,672	3.85
Tax exempt securities	30,961	1,238	5.35	31,265	1,523	6.51
Federal Home Loan Bank	4,392	201	6.12	5,862	196	4.47
Interest-bearing bank balances[3]	1,590	54	4.54	2,282	89	2.70
Federal funds sold	18,658	665	4.77	14,955	326	2.91

Total earning assets	916,839	50,485	7.36	896,847	44,866	6.69

Non-earning assets:
Cash and due from banks	36,337			38,703
Premises and equipment	19,566			17,899
Other assets	18,108			14,724
Allowance for loan losses	(8,415)			(8,286)

Total assets	$982,435	$50,485		$959,887	$44,866

Interest-bearing liabilities:
Savings and time deposits	$690,065	$15,320	2.97%	$661,687	$8,980	1.81%
Securities sold under agreement to repurchase	1,072	9	1.12	1,193	9	1.01
Borrowing from the Federal Home Loan Bank	54,981	2,143	5.21	90,425	2,824	4.18

Total interest-bearing liabilities	746,118	17,472	3.13	753,305	11,813	2.10
Other liabilities and shareholders’ equity:
Demand deposits	136,959			109,136
Other liabilities	6,615			5,796
Shareholders’ equity	92,743			91,650

Total liabilities and shareholders’ equity	$982,435	17,472		$959,887	11,813

Net interest income and net interest margin[4]		$33,013	4.81%		$33,053	4.93%

Interest rate spread[5]			4.23%			4.59%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

[2]	The average loans and leases receivable balances include non-accruing loans. Loan fees for the nine months ended September 30, 2006 and 2005 of $1,012 and $1,499, respectively, are included in interest income.

[3]	In calculating the annualized yield for Interest-bearing bank balances for 2005 there was $43,000 excluded, which was received as interest on overpayments.

[4]	Net interest margin is computed by dividing net interest income by average earning assets.

[5]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense
In the first nine months of 2006, noninterest income increased $211,000, or 2.1%, compared to the same period in 2005. The increase in noninterest income for 2006 was primarily due to growth of $206,000, or 4.1%, in service charges on deposits over the same period in 2005.
In the first nine months of 2006, noninterest expense increased $2.512 million, or 8.5%, compared to the same period in 2005. The year-to-date results for 2006 were affected by the $1.0 million write-down of other real estate owned from $3.0 million to $2.0 million, of the coastal condominium project in Georgetown, SC that the Bank acquired in the second quarter of 2005 through a deed-in-lieu of foreclosure. This write-down is included in other operating expenses. During the second quarter of 2006, the Bank discovered, for the first time, that a portion of the condominium development assets had not been conveyed to the Bank as the Bank had previously been advised. The Bank is actively pursuing recovery of the losses incurred with this project.
Personnel expense in the first nine months of 2006, consisting of employee salaries and benefits, increased $639,000, or 4.0%, from the same period in 2005. The increase in personnel expense is largely attributable to the following: (i) an increase in salaries of $298,000, or 2.4%, for the year ended September 30, 2006 compared to the same period in 2005. The increase was primarily due to annual salary review increases; (ii) an increase in payroll taxes of $63,000 or 6.3% for the nine months ended September 30, 2006 compared to the same period in 2005, largely due to the payout of the management incentive during the first quarter of 2006 (there was no management incentive payout during the first quarter of 2005); (iii) an increase in health and life insurance costs of $189,000 or 18.8% for the nine months ended September 30, 2006 compared to the same period in 2005; (iv) an increase in premiums paid for key-employee life insurance of $94,000 for the nine months ended September 30, 2006 compared to the same period in 2005; and (v) $126,000 of stock option compensation incurred during the first quarter of 2006 due to the adoption of SFAS 123(R). These increases were partially offset by a decrease in incentive compensation of $185,000 for the nine months ended September 30, 2006 compared to the same period in 2005.
For the changes in other operating expenses, please see the table, Other Operating Income and Expenses, on the following page.

Other Operating Income and Expenses (in thousands)

	Nine Months Ended
	September 30,		Percentage
	2006	2005	Variance

Other operating income:
Bankcard income	$1,907	$1,888	1.0%
Fee income(1)	1,512	1,311	15.3
Investment Services commissions	696	721	(3.5)
Insurance commissions(2)	135	155	(12.9)
Trust income(3)	448	480	(6.7)
Gain (loss) on sale of real estate(4)	(115)	24	(577.9)
Other income (5)	243	152	59.6

	$4,826	$4,731	2.0

Other operating expenses:
Advertising(6)	$753	$619	21.6%
Automated services(7)	2,842	2,229	27.5
Bankcard expense	1,509	1,419	6.3
Legal and professional fees(8)	1,791	1,459	22.7
Postage(9)	532	583	(8.7)
Stationery, printing and supplies(10)	562	521	7.8
OREO expense(11)	481	295	63.0
OREO write-down(12)	1,000	—
Other expense(13)	2,842	3,308	(14.1)

	$12,310	$10,433	18.0

(1)	The increase is primarily due to increased debit card purchases which results in merchant fees collected by the Bank.

(2)	The decrease is due to a decreased volume of Insurance products sold during 2006.

(3)	The decrease is due to decreased Trust transactions during 2006 compared to 2005.

(4)	The decrease is primarily due to the loss on the sale of two Other Real Estate Owned properties in the first quarter of 2006.

(5)	The increase in 2006 is primarily due to a dividend of $48,000 received from low insurance claims experience during 2004, income received from partnership investments and acquisition fees earned during the nine months ended September 30, 2006 by Peoples Financial, which fees were not earned in 2005.

(6)	The increase in advertising for the six months ended June 30, 2006 compared to the same time period in 2005 is primarily due to a large deposit and Bank branding campaign that were run during the first nine months of 2006 and not during the same time period in 2005.

(7)	The increase is due to Impact ’05 initiatives put in place to improve the Bank’s performance in operations, retail delivery systems and technology. These initiatives include the implementation of a storage area network during the third quarter of 2006 which will greatly decrease downtime related to a disaster or other issue. This system is being leased for 39 months at a cost of $53,000 per month. During 2006 there have also been enhancements to the Bank’s data processing systems and the renewal and license fee costs associated with such enhancements, an upgrade in communication lines to the branches and contingency planning.

(8)	The increase was primarily due to increased consulting expenses of $223,000 largely due to training initiatives; and employment agent fees of $82,000 paid during 2006 related to the hiring of various lender and credit administration positions.

(9)	The decrease in postage is due to savings related to outsourcing of deposit statement preparation and mailing.

(10)	The increase is primarily due to additional supplies purchased during the 2006 related to brochures purchased for campaigns and printing of training materials.

(11)	The increase in 2006 is due to the operating expenses, materials and professional fees to remediate the condominiums discussed in “Asset Quality and Allowance for Loan Losses” on page 26 of this report.

(12)	The OREO write-down of $1.0 million in 2006 relates to the Georgetown, SC property discussed on page 24 under “Noninterest income and expense”.

(13)	The decrease is primarily due to a decrease of $235,000 in Business Manager expenses related to the 2006 presentation of expensing amounts related to the third party management of these accounts and not grossing up the expenses and interest income as in prior years and decreases in equity line promotion expenses, security expenses, uncollected loan fees and other miscellaneous expenses during 2006.

Asset Quality and Allowance for Loan Losses
At September 30, 2006, the allowance for loan losses was $8.461 million, or 1.11%, of loans outstanding compared to $8.440 million or 1.12% of loans outstanding at December 31, 2005, and $8.684 million, or 1.14%, of loans outstanding at September 30, 2005. Net charge-offs for the nine months ended September 30, 2006 were $2.562 million, or 0.34%, of average loans outstanding compared to net charge-offs of $1.592 million, or 0.21%, of average loans outstanding as of September 30, 2005. Adequate provisions and allowances for loan loss reserves are based on numerous factors including growth of the loan portfolio, delinquencies, net charge-offs, non-performing loans and collateral values. Additional information regarding the allowance for loan losses is presented in the table, Asset Quality Analysis, on the following page.
The provision for loan losses charged to operations for the nine months ended September 30, 2006 totaled $2.583 million compared to $2.314 million for the nine months ended September 30, 2005. At September 30, 2006, the allowance for loan losses was 1.70 times nonperforming loans compared to 2.28 at December 31, 2005 and 2.32 times at September 30, 2005. Based on analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for loan losses to be adequate. Management continues to closely monitor the asset quality of the loan portfolio. Loans charged-off are recorded based upon the financial condition of the borrower and the likelihood of repayment.
Nonperforming assets are defined as nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans 90 days or more past due. The accrual of interest is generally discontinued on all loans that become ninety days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection.
At September 30, 2006, nonperforming assets were $8.694 million compared to $8.087 million at December 31, 2005 and $8.453 million at September 30, 2005. During the second quarter of 2006, $2.5 million in loans to a borrower in the furniture industry moved to nonaccrual status as a result of the borrower’s failure to satisfy the terms of a liquidation agreement. A liquidation of the inventory was complete during the second quarter and currently this borrower is in involuntary bankruptcy which has delayed foreclosure proceedings. Following the bankruptcy waiting period the Bank will work with the guarantor through the foreclosure of the property to restructure the debt and reduce credit exposure. While these loans are secured, the extent of losses on the loans, if any, can not be determined as of the current date.
The Bank made loans to a long time customer in connection with a condominium project the customer was developing in Georgetown, SC. The loans were secured by the residential condominium units in the building being developed by the customer. During the second quarter of 2005, the Bank acquired 18 residential condominium units by means of a deed-in-lieu of foreclosure. These 18 units, together with two others owned by third parties, are located on the second and third floors of a three-story building. The ground floor of the building has been developed into retail condominium units by another third party.
At the time of the Bank’s acquisition of the 18 condominium units, the defaulted loans had a $3.4 million principal balance due. After evaluating its potential net realizable value of these condominium units, the Bank took an immediate $400,000 charge against earnings and booked the remaining $3.0 million balance in other real estate owned. Subsequently, during the second quarter of 2006, the Bank discovered, for the first time, that a portion of the condominium development assets had not been conveyed to the Bank as the Bank had previously been advised and the Bank took an additional write-down on the asset of $1.0 million, which reduced the carrying value from $3.0 million to $2.0 million. The Bank continues to actively pursuing recovery of the losses incurred with this project.

The Bank incurred expenses of approximately $700,000 as of December 31, 2005, in connection with its investigation and remediation related to these condominiums. During 2006, the Bank has incurred additional investigation and remediation expenses of $412,000 as of September 30, 2006 ($424,000 as of October 31, 2006). Following the most recent write-down of this property the Bank is continuing to consider remedies to include the sale of the condominium units individually or as a group or the build-out of the 18 condominium units.

Asset Quality Analysis	September 30		December 31	September 30
(Dollars in thousands)	2006		2005	2005

Reserve for Loan Losses:
Beginning balance	$8,440		$7,962	$7,962
Provision for loan losses	2,583		3,219	2,314
Net (charge-off) recoveries	(2,562)		(2,741)	(1,592)

Ending balance	$8,461		$8,440	$8,684

Risk Assets:
Nonaccrual loans	$2,972		$929	$492
Foreclosed real estate	3,703		4,391	4,713
Restructured loans	607		856	858
Loans 90 days or more past due and still accruing	1,412		1,911	2,390

Total risk assets	$8,694		$8,087	$8,453

Asset Quality Ratios:
Nonaccrual loans as a percentage of total loans	0.39%		0.12%	0.06%
Nonperforming assets as a percentage of:
Total assets	0.88		0.83	0.85
Loans plus foreclosed property	1.14		1.06	1.10
Net charge-offs as a percentage of average loans	0.45	*	0.36	0.28	*
Reserve for loan losses as a percentage of loans	1.11		1.12	1.14
Ratio of reserve for loan losses to:
Net charge-offs	2.47	*	3.08	4.08	*
Nonaccrual loans	2.85		9.09	17.65

*	Denotes Annualized
Income Taxes
Accrued income taxes applicable to income for the nine months ended September 30, 2006 were $2.635 million compared to $3.617 million for the nine months ended September 30, 2005. Pretax income for the nine months ended September 30, 2006 of $8.297 million decreased $2.482 million compared to $10.779 million for the nine months ended September 30, 2005. The decrease in accrued taxes for the nine months ended September 30, 2006 is primarily due to the decreased taxable income. During 2003, the Bank purchased an investment tax credit partnership interest for $540,000. The partnership is expected to yield $1.000 million in tax credits over the years 2003 to 2009. Actual credits applied to the nine months ended September 30, 2006 and 2005, were $169,000 and $125,000, respectively. Bancshares accounts for tax credits using the flow-through method, thereby reducing income tax expense in the year in which the credits were received.

Risk Management
It is the design of risk management to ensure long-range profitability performance, minimize risk, adhere to proper liquidity and maintain sound capital. To meet these objectives, the process of asset/liability management monitors the exposure to interest rate risk, balance sheet trends, pricing policies and liquidity position. Reports regarding Credit, Asset/Liability, Market, and Operational Risks are provided to the Bank’s Board of Directors.
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
Bancshares also uses simulation analysis to compute net interest income at risk under a variety of market interest rate scenarios to identify interest rate risk exposures. The simulation models used to analyze Bancshares’ net interest income create various at-risk scenarios looking at increases and/or decreases in interest rates from an instantaneous movement. The models are continuously updated to incorporate management action and on-going assumptions. The affect of a 200 basis point instantaneous increase or decrease in interest rates over a one-year period is a key scenario analyzed. Based on the rate sensitivity position on September 30, 2006, net interest income exposure over the next 12 months to an instantaneous increase in interest rates of 200 basis points is estimated to be approximately 6.8% of base net interest income which is well inside Bancshares’ maximum tolerable decline of 15%. These scenarios are used as one estimate of risk, and do not necessarily represent management’s current view of future interest rates or market developments. Actual results will differ from simulated results due to, among other factors, timing, magnitude and frequency of interest rate changes, changes in market conditions, and management’s strategies.
To minimize any potential negative impact of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and interest-sensitive liabilities. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. On September 30, 2006, the one-year cumulative interest sensitivity gap was a negative $65,000 for a ratio of interest-sensitive assets to interest-sensitive liabilities of 0.86. Management believes that is an acceptable ratio.
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
The Bank also has available lines of credit maintained with the FHLB, which can be used for funding and/or liquidity needs. Borrowings by the Bank under these lines of credit are collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences as well as qualified multi-family and home equity lines. At September 30, 2006, the Bank had an available line of credit with the FHLB totaling $164.458 million with $116 million outstanding and $76 million funded. While traditionally the FHLB is used for longer-term borrowings, it can be used for short-term liquidity needs. At September 30, 2006, overnight borrowings from the FHLB totaled $45 million. The Bank has two $10 million and a $20 million irrevocable letter of credit with the FHLB that are used in lieu of securities to pledge against public deposits.
Net cash provided by operating activities, a primary source of liquidity, was $14.734 million for the nine months of 2006 compared to net cash provided of $9.137 million for the same period in 2005. The increase in net cash provided by operating activities during the first nine months of 2006 was primarily attributable to a decrease in loans held for sale during the nine months ended September 30, 2006 and a decrease in other assets during that same period. Details of cash flows for the quarters ended September 30, 2006 and 2005 respectively, are provided in the Consolidated Statements of Cash Flows located in Item 1, which begins on page 6.
Credit Risk Management
Loans classified for regulatory purposes as loss, doubtful, substandard or special mention, that have not been disclosed in the schedule “Asset Quality Analysis” on page 27, do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.
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
The following table shows a breakdown of the shares that have been repurchased under the repurchase program during the third quarter of 2006.

Issuer Purchases of Equity Securities

	Total		Total Shares	Maximum Number
	Number of	Average	Purchased Pursuant	of Shares that may
	Shares	Price Paid	to Publicly	yet be Purchased
Month	Purchased	Per Share	Announced Plan	Under the Plan

July 1 – July 31	51,849	$17.38	51,849	328,545
Aug 1 – Aug 31	12,527	$17.03	12,527	316,018
Sept 1 – Sept 30	2,615	$16.99	2,615	313,403

Total	66,991	$17.30	66,991

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

			Risk-Based Capital
	Leverage Capital		Tier 1 Capital		Total Capital
	Amount	Percent[1]	Amount	Percent[2]	Amount	Percent[2]

Actual	$92,488	9.42%	$92,488	11.37%	$100,949	12.41%
Required	29,448	3.00	32,550	4.00	65,100	8.00
Excess	63,040	6.42	59,938	7.37	35,849	4.41

1	Percentage of total adjusted average assets. The Federal Reserve Board’s minimum leverage ratio requirement is 3.0% to 5.0% depending on the institution’s composite rating as determined by its regulators. The Federal Reserve Board has not advised the Bank of any specific requirement applicable to it.

2	Percentage of risk-weighted assets.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in market risk for Bancshares in the period covered by this report. See “Risk Management” in Part I, Item 2 “Management Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 28 above for a discussion of market risk for Bancshares.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See “Capital Resources and Shareholders’ Equity” and “Issuer Purchases of Equity Securities” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on pages 29 and 30 above for information about Bancshares’ repurchases of its common stock in the quarter under its publicly announced stock repurchase program.
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

Date: November 2, 2006	LSB BANCSHARES, INC. (Registrant)
	By:	/s/ Monty J. Oliver
	Name:	Monty J. Oliver
	Title:	Secretary and Chief Financial Officer (Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”).

31.2	Certification Pursuant to Section 302 of SOX.

32	Certification Pursuant to Section 906 of SOX.