Form 10-K
period 2006-12-31
LSB BANCSHARES INC /NC/
filed 2007-03-15
CIK 714530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006
Commission File Number 000-11448
LSB BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

North Carolina	56-1348147

(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

One LSB Plaza, Lexington, North Carolina	27292

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (336) 248-6500
Securities registered pursuant to Section 12(b) of the Act: None
Name of exchange on which registered: Not Applicable
Securities registered pursuant to Section 12(g) of the Act:
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Aggregate market value of the voting stock held by non-affiliates of the Registrant: $141,537,145 (based on shares held by non-affiliates at $17.28 per share, the price at which the common equity was last sold on June 30, 2006)
There were 8,412,567 shares of the registrant’s common stock outstanding as of February 28, 2007.

LSB BANCSHARES, INC.
AND SUBSIDIARIES
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I
Item 1. Business.
REGISTRANT. LSB Bancshares, Inc. (“Bancshares”) is a bank holding company incorporated under the laws of the State of North Carolina on December 8, 1982, headquartered in Lexington, North Carolina and registered under the Federal Bank Holding Company Act of 1956, as amended (the “FBHCA”). Bancshares’ principal executive offices are located at One LSB Plaza, Lexington, North Carolina 27292. Its telephone number is (336) 248-6500.
Bancshares’ principal business is providing banking and other financial services through its banking subsidiary, Lexington State Bank (“Bank”). The principal assets of Bancshares are all outstanding shares of the Bank’s common stock. As part of its operations, Bancshares is not dependent upon a single customer or a few customers whose loss would have a material adverse effect on Bancshares. At December 31, 2006, Bancshares and its subsidiaries had consolidated assets of $988 million and 407 full-time equivalent employees.
SUBSIDIARY BANK. The Bank is chartered under the laws of the State of North Carolina to engage in the business of general banking. As of December 31, 2006, the Bank had 381 full-time equivalent employees. Founded in 1949, the Bank offers a wide array of services in commercial banking including accepting deposits, corporate cash management, discount brokerage, IRA plans, mortgage production, secured and unsecured loans and trust functions through twenty-six offices in seventeen communities located in Davidson, Forsyth, Stokes, Guilford, Randolph and Wake counties in North Carolina. The Bank also provides banking services through automated teller machines (“ATMs”) and cash dispensers, “LSB By Net” online banking and 24-hour “LSB By Phone” banking. To the Bank’s knowledge, it operates the only independent trust department in Davidson County, providing estate planning, estate and trust administration, IRA trusts, personal investment accounts and pension and profit-sharing trusts.
NON-BANK SUBSIDIARIES. The Bank has two wholly-owned, North Carolina non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. (“Peoples Finance”) and LSB Investment Services, Inc. (“LSBIS”). The Bank acquired Peoples Finance on January 1, 1984. Peoples Finance employs 15 people and operates from three offices located in Lexington, King and Archdale, North Carolina as a finance company licensed under the laws of the State of North Carolina. As a finance company, Peoples Finance offers secured and unsecured loans to individuals up to a maximum of $10,000, as well as dealer originated loans.
LSBIS offers a full range of uninsured, nondeposit investment products, including mutual funds, annuities, stocks and bonds and insurance services. LSBIS employs 11 people and operates from the Bank’s home office, as well as offices located in Welcome, Winston-Salem, King and Wallburg, North Carolina. LSBIS offers products through Uvest Investment Services, an independent broker-dealer, which is a member of the National Association of Securities Dealers, Inc. (“NASD”) and the Securities Investor Protection Corporation (“SIPC”). Investments are neither deposits nor obligations of the Bank, nor are they guaranteed or insured by any depository institution, the Federal Deposit Insurance Corporation (“FDIC”), or any other government agency.
COMPETITION. Commercial banking in the Bank’s service area is highly competitive. The Bank and Bancshares face competition from national and state banks, thrift institutions, credit unions, investment banking and brokerage firms, and mortgage and finance companies in the attraction of deposit accounts and in the origination of mortgage, commercial, and consumer loans. The Bank’s most direct competition for deposits has historically derived from other commercial banks located in and around the markets in which it maintains banking offices. The Bank also competes for deposits with regional and super-regional banks, money market instruments and mutual funds. The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Its competition for loans also comes principally from other commercial banks, including offices of regional and super-regional banks, located in and around the counties in which it maintains banking offices. Competition for deposits and loans is likely to continue to increase as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances have, for example, lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Legislation permits affiliation among banks, securities firms and insurance companies, and further legislation will likely continue to change the competitive environment in which Bancshares does business.
GENERAL HIGHLIGHTS OF BUSINESS IN 2006.
Financial Summary. Net income for 2006 was $6.000 million or $0.71 per diluted share, compared to $9.637 million or $1.12 per diluted share in 2005, a decrease of 36.6% in earnings per share. Net interest income for 2006 decreased 1.3% compared with net interest income for 2005, reflecting a decline in the net interest margin, partially offset by growth in earning assets of Bancshares. Noninterest income in 2006 increased 3.6% from 2005. Noninterest expense increased 8.9% during the same period. The provision for loan losses was $5.510 million in 2006 compared to $3.219 million in 2005. Nonperforming assets (including nonaccrual loans, accruing loans more than 90 days past due, renegotiated troubled debt and other real estate owned) totaled $9.891 million at December 31, 2006, up 22.3% from $8.087 million at December 31, 2005. Included in the $9.891 million for 2006 was the previously disclosed write-down of certain credits at the Bank and at Peoples Finance. Included in the $8.087 million from 2005 was $4.391 million in other real estate owned, most of which related to the acquisition, by means of deed-in-lieu of foreclosure, of coastal condominium units by the Bank during the second quarter of 2005. The allowance for loan losses was $9.564 million or 1.3% of loans, at the end of 2006, compared to $8.440 million, or 1.1% of loans, at the end of 2005. In 2006, return on average assets was 0.61% and return on average shareholders’ equity was 6.47%. As of December 31, 2006, assets increased 1.2%, deposits decreased 0.6% and loans increased 0.6% compared to December 31, 2005. As of December 31, 2006, shareholders’ equity totaled $89.309 million. For additional financial information, please review Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data,” which begin on page 14 and page 37 below, respectively.
Business Developments during the Last Fiscal Year. Progress continued during 2006 in many areas regarding Impact ’05, which is the Bank’s multi-year initiative to improve performance, particularly in its retail delivery system, operations, technology and service. The Bank’s Model Branch project, which is standardizing the procedures in the branches, is providing branch sales and service employees with better tools for increased sales, improved customer service and operational efficiencies. The installation of a state-of-the-art Enterprise Relationship Management System, which was completed in the second quarter of 2006, has become the primary sales and service platform used by all customer service employees. A new user-friendly business internet banking system is providing additional features and functionality for business customers.
The Bank continued to benefit from the implementation of the LSB Call Center with the expansion of services to include answering customer inquiries on credit card and electronic banking services. Work is also underway to incorporate loan inquiries as well as to begin routing branch calls to the LSB Call Center.
For additional information regarding the business of Bancshares and its subsidiaries during 2006, please review Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which begins on page 15 below.
SUBSEQUENT EVENTS
On February 26, 2007, the Board of Directors of Bancshares entered into a definitive agreement to combine in a merger of equals with FNB Financial Services Corporation (the “Merger”). The Merger is scheduled to be completed during the third quarter of 2007. In connection with the Merger, Bancshares will file a registration statement, which will include a joint proxy statement/prospectus to be sent to the shareholders of Bancshares and FNB Financial Services Corporation (“FNB”), and each of Bancshares and FNB may file other relevant documents concerning the Merger with the Securities and Exchange Commission (the “SEC”). Stockholders are urged to read the registration statement and the joint proxy statement/prospectus regarding the Merger when they become available and any other relevant documents filed with the SEC, as well as any amendments or supplements to those documents, because they will contain important information. You will be able to obtain a free copy of the joint proxy statement/prospectus, as well as other filings containing information about Bancshares and FNB, at the SEC’s website, www.sec.gov. You will also be able to obtain these documents, free of charge, by accessing Bancshares’ website, www.lsbnc.com, or by accessing FNB’s website, www.fnbsoutheast.com.
REGULATION
General. As a bank holding company, Bancshares is subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Bank is also subject to supervision, examination and regulation by the Office of the Commissioner of Banks of the State of North Carolina (the “Banking Commission”). The Bank is a member of the FDIC as well and is therefore subject to supervision and examination by that agency. In addition to federal and state banking laws and regulations, Bancshares and its subsidiaries are subject to other federal and state laws and regulations, and supervision and examination by other state and federal regulatory agencies, including the SEC, the NASD and state securities regulators.
The following is a brief summary of some of the statutes, rules and regulations which directly or indirectly affect the operations and management of Bancshares and its subsidiaries. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions cited below and is not intended to be an exhaustive description of all applicable statutes or regulations. Any change in applicable laws or regulations may have a material adverse effect on Bancshares’ business and prospects.
Regulation of Bancshares. As a bank holding company, under the FBHCA, Bancshares’ activities, and the activities of the companies which it controls or in which it holds more than five percent of the voting stock, are limited to banking, managing, controlling banks, furnishing services to, performing services for its subsidiaries, or any other activity which the Federal Reserve determines to be a proper incident to the business of banking. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking, and thus permissible for bank holding companies such as Bancshares, include (a) making or servicing loans and certain types of leases and related activities; (b) engaging in certain insurance and discount brokerage activities; (c) underwriting and dealing in government securities and certain other securities and financial instruments; (d) providing certain data processing and data transmission services; (e) acting in certain circumstances as a fiduciary or investment or financial advisor; (f) management consulting and counseling activities; (g) issuing and selling retail monetary instruments such as money orders, savings bonds and travelers’ checks and providing check printing and courier services; (h) operating trust companies and non-bank depository institutions such as savings associations; and (i) making investments in corporations or projects designed primarily to promote community welfare. Generally, a bank holding company is required to obtain prior approval from the Federal Reserve to engage in any new activity not previously approved by the Federal Reserve or to acquire more than five percent of any class of voting stock of any company or any bank which is not already majority-owned by such bank holding company.
Bancshares is also registered under the North Carolina Bank Holding Company Act of 1984 (the “NCBHCA”). The NCBHCA prohibits Bancshares from acquiring or controlling certain non-bank banking institutions which have offices in North Carolina.

Regulation of the Bank. As mentioned above, the Bank is subject to regulation, supervision and examination by the Federal Reserve and the Banking Commission and to regulation by the FDIC. Federal and state laws and regulations impose various requirements upon the Bank, including those related to required reserves against deposits, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches, limitations on credit to subsidiaries and other aspects of the business of such subsidiaries. The federal and state banking agencies have broad authority and discretion in connection with their supervisory and enforcement activities and examination policies, including policies involving the classification of assets and the establishment of loan loss allowances for regulatory purposes. Such actions by these regulators prohibit member banks from engaging in unsafe or unsound banking practices. The Bank is also subject to certain reserve requirements established by the Federal Reserve.
Other Regulations. The operations and management of Bancshares and its subsidiaries are subject to additional statutes, rules and regulations briefly summarized below.
Check Clearing for the 21st Century Act. Most banks, such as the Bank, use check-imaging technology to capture digital images of the fronts and backs of checks as they are processed through high-speed check sorters. The Check Clearing for the 21st Century Act (the “Check 21 Act”) authorizes banks to replace the physical transportation of checks with an electronic transfer of check images.
The key feature of the Check 21 Act is the creation of a new negotiable instrument called a “substitute check.” A substitute check is a paper reproduction of an original check that meets certain content and format requirements imposed by the Check 21 Act. Under the Check 21 Act, banks are able to create substitute checks from the original deposited paper checks and process them electronically under a uniform electronic processing system. All banks are required to accept substitute checks. However, no bank is required to create substitute checks and may continue to use the paper check clearing process instead. The Bank has taken advantage of the Check 21 regulations by converting to a Fed Forward Imaged Cash Letter for all foreign checks deposited. The Bank is currently exploring the ability to receive the Bank’s checks from the Federal Reserve in an image format along with imaged return item processing. It is anticipated that imaging technology will also be deployed to the Bank’s branch network, which will enable the Bank to provide customers with same day credit for their transactions.
Under the Check 21 Act, substitute checks are subject to all of the consumer protections granted in the Uniform Commercial Code and certain regulations promulgated by the Federal Reserve. The Check 21 Act also requires banks to provide a brief notice about substitute checks to customers and establishes further warranties and indemnifications to protect consumers.
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
Federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, aside from certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.
AVAILABLE INFORMATION. Bancshares’ Internet address is www.lsbnc.com. Bancshares makes available, free of charge, on or through its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and beneficial ownership reports on Forms 3, 4 and 5 as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. These filings are also accessible on the SEC’s website, www.sec.gov. In addition, Bancshares makes available on www.lsbnc.com (i) its Corporate Governance Guidelines, (ii) its Code of Business Conduct and Ethics, which applies to all directors and officers of Bancshares and its subsidiaries, (iii) its Code of Business Conduct and Ethics for CEO and Senior Financial Officers, which applies to Bancshares’ Chief Executive Officer and Chief Financial Officer and principal accounting officers, and (iv) the charters of the Executive Committee, the Stock Option and Compensation Committee, the Audit Committee and the Corporate Governance and Nominating Committee of its Board of Directors. These materials are also available free of charge in print to shareholders who request them by writing to: Monty J. Oliver, Secretary and Treasurer, One LSB Plaza, Lexington, North Carolina 27292. You may read and copy any materials

Bancshares files with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) 732-0330.
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
Our operating results and financial condition would likely suffer if there is deterioration in the general economic condition of the areas in which we do business. Our primary markets are in Davidson, Forsyth, Guilford, Randolph and Stokes counties in North Carolina. Because our lending and deposit-gathering activities are concentrated in these markets, we will be affected by the business activity, population, income levels, deposits and real estate activity in these markets. These markets are heavily dependent on the manufacturing industry and adverse developments in local industry have had and could continue to have a negative affect on our financial condition and results of operations. Even though our customers’ business and financial interest may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. A significant decline in general economic conditions in North Carolina or the entire country caused by inflation, recession, unemployment or other factors which are beyond our control would also impact these local economic conditions and could have an adverse affect on our financial condition and results of operations.
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
The businesses in which we are engaged are highly competitive and our financial condition and results of operations could be materially adversely affected by actions taken by our competitors. We face competition for banking services from national and state banks, thrift institutions, credit unions, investment banking and brokerage firms, and mortgage and finance companies in the attraction of deposit accounts and in the origination of mortgage, commercial, and consumer loans. Our most direct competition for deposits has historically derived from other commercial banks located in and around the markets in which we maintain banking offices. We also compete for deposits with regional and super-regional banks, money market instruments and mutual funds. We compete for loans principally through the interest rates and loan fees we charge and the efficiency and quality of services we provide borrowers. Our competition for loans also comes principally from other commercial banks, including offices of regional and super-regional banks, located in and around our markets. If we are unable to continually attract and retain sufficient numbers of banking customers we may be unable to continue our loan growth and level of deposits and our results of operations and financial condition may otherwise be negatively affected.
Changes in the various laws and regulations that govern our businesses could have a material adverse affect on our financial condition and results of operations. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. During 2006, we closed in on the threshold of a billion dollar bank holding company and are now subject to annual joint examinations by the state of North Carolina and the FDIC along with heightened focus during those examinations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us and/or our ability to increase the value of our business.
Our fee revenue from LSBIS is highly dependent on the value of assets under our care and the trading volume of our customers in their brokerage accounts, which in turn could be materially adversely affected by national and local economic conditions. The fee revenue of LSBIS is largely dependent on the fair market value of assets in our customers’ accounts and the trading volumes of the brokerage business. General economic conditions and their subsequent effect on the securities markets tend to act in tandem. When general economic conditions deteriorate, consumer and corporate confidence in securities markets erodes, and LSBIS’ revenues are negatively impacted as asset values and trading volumes decrease.
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
Item 1B. Unresolved Staff Comments. Not Applicable.

Item 2. Properties.
Bancshares’ principal executive offices are located at One LSB Plaza, Lexington, North Carolina 27292. This five-story office building totals 74,800 square feet and also serves as the home office of the Bank. A majority of the staff functions are located within this office complex, which is owned by the Bank.
The Bank operates twenty-five branches, one mortgage origination office and ten off-premise ATM locations. The Bank owns sixteen of the twenty-five branches, while nine branches, the mortgage origination office and the off-premise ATM locations are leased. The Bank’s leased properties are subject to leases that expire on various dates from 2007 to 2012. The Bank operates branches at the following locations:

ARCADIA*	ARCHDALE*	CLEMMONS*
3500 Old Salisbury Road	11651-D North Main Street	2386 Lewisville-Clemmons Road
Arcadia, NC 27292	Archdale, NC 27263	Clemmons, NC 27012

CORPORATE OFFICE*	DANBURY*	HIGH POINT*
One LSB Plaza	1101 North Main Street	200 Westchester Drive
Lexington, NC 27292	Danbury, NC 27016	High Point, NC 27262

JAMESTOWN*	KERNERSVILLE*	KING*
120 East Main Street	131 East Mountain Street	647 South Main Street
Jamestown, NC 27282	Kernersville, NC 27284	King, NC 27021

MIDWAY* 11492 Old U.S. Highway 52 Midway, NC 27295	NATIONAL HIGHWAY* 724 National Highway Thomasville, NC 27360	PIEDMONT RETIREMENT CENTER 100 Hedrick Drive Thomasville, NC 27360

RALEIGH 805 Spring Forest Road Suite 800 Raleigh, NC 27609	RANDOLPH STREET* 941 Randolph Street Thomasville, NC 27360	REYNOLDA* 2804 Fairlawn Drive Winston-Salem, NC 27106

RURAL HALL*	SHERWOOD PLAZA*	SOUTH LEXINGTON*
8055 Broad Street	3384 Robinhood Road	1926 Cotton Grove Road
Winston-Salem, NC 27045	Winston-Salem, NC 27106	Lexington, NC 27292

STRATFORD ROAD*	TALBERT BOULEVARD*	TYRO*
161 South Stratford Road	285 Talbert Boulevard	4481 Highway 150 South
Winston-Salem, NC 27104	Lexington, NC 27292	Tyro, NC 27295

UPTOWN EXPRESS DRIVE-THRU* 500 South Main Street Lexington, NC 27292	WALKERTOWN* 3000 Old Hollow Road Walkertown, NC 27051	WALLBURG* 10335 North NC Highway 109 Wallburg, NC 27373

WELCOME*	WEST SIDE*
6123 Old US Highway 52	60 New US Highway 64 West
Welcome, NC 27374	Lexington, NC 27292

*	ATM available at this location.

Peoples Finance operates from (a) a 3,200 square foot, one-story building located at 126 Forest Hill Road, Lexington, North Carolina 27295; (b) a 1,200 square foot, one-story building located at 614 South Main Street, King, North Carolina 27021; and (c) a 1,000 square foot, one story building located at 11234 North Main Street, Suite 306, Archdale, North Carolina 27263. All premises are leased.
LSBIS operates from (a) a 800 square foot space in the principal office of the Bank; (b) a 100 square foot space in the building located at 10335 North N.C. Highway 109, Wallburg, North Carolina 27373; (c) a 250 square foot space in the building located at 6123 Old U.S. Highway 52, Welcome, North Carolina 27374; (d) a 300 square foot space in the building located at 161 South Stratford Road, Winston-Salem, North Carolina 27104; and (e) a 100 square foot space in the building located at 647 South Main Street, King, North Carolina 27021. All premises are leased.
Except as described herein, Bancshares, the Bank, Peoples Finance and LSBIS own all of their properties free and clear of encumbrances.
Item 3. Legal Proceedings.
From time to time, Bancshares and its subsidiaries are involved in litigation arising from the ordinary course of their business. As of the date of this report, neither Bancshares nor any of its subsidiaries are involved in any material legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
There were no matters submitted to a vote of shareholders during the quarter ended December 31, 2006.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Bancshares’ common stock is traded on the Nasdaq Global Select Market under the symbol LXBK. The following table shows the high, low and closing sales prices reported on the Nasdaq Global Select Market and cash dividends declared per share for the indicated periods.

		Prices		Cash Dividends
	High	Low	Close	Declared

2006
Fourth Quarter	$17.75	$16.20	$16.90	$0.17
Third Quarter	18.20	16.52	17.05	0.17
Second Quarter	18.25	17.00	17.28	0.17
First Quarter	19.00	17.51	18.00	0.17

2005
Fourth Quarter	$18.78	$17.36	$17.69	$0.17
Third Quarter	19.23	17.40	17.40	0.17
Second Quarter	19.00	16.60	17.96	0.17
First Quarter	18.01	16.25	17.01	0.17
As of February 28, 2007, there were 2,221 record holders of Bancshares’ common stock.

The following table sets forth certain information regarding outstanding options and shares for future issuance under equity compensation plans as of December 31, 2006. Individual equity compensation arrangements are aggregated and included within this table. This table excludes any plan, contract or arrangement that provides for the issuance of options, warrants or other rights that are given to Bancshares’ shareholders on a pro rata basis and any employee benefit plan that is intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code of 1986, as amended.

			Number of Shares
			Remaining Available
			for Future Issuance
			under Equity
	Number of Shares to be	Weighted-Average	Compensation Plans
	Issued Upon Exercise of	Exercise Price of	(excluding shares
	Outstanding Options,	Outstanding Options,	reflected in
	Warrants and Rights (1)	Warrants and Rights	column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Shareholders	604,425	$17.3059	515,750

Equity Compensation Plans Not Approved by Shareholders	0	0	0

Total	604,425	$17.3059	515,750

The Board of Directors of Bancshares has authorized a repurchase plan for shares of its common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. The repurchase plan is intended to help Bancshares achieve its goal of building shareholder value and maintaining appropriate capital levels. The plan was originally announced in November 1998 with extensions approved in August 1999 and May 2004, and expired on May 31, 2006. The original plan as well as each of the extensions authorized 300,000 shares to be repurchased, for a total authorized repurchase amount of 900,000 shares. As of May 16, 2006, Bancshares had repurchased a total of 708,955 shares under this plan. A new plan was approved by the Board of Directors effective May 17, 2006 and set to expire on May 31, 2008 that allows for the repurchase of up to 400,000 shares. As of December 31, 2006, Bancshares had repurchased a total of 112,476 shares under the new plan, leaving an additional 287,524 shares available to be repurchased.
The following table shows a breakdown of the shares that have been repurchased by Bancshares during the fourth quarter of 2006.
Issuer Purchases of Equity Securities

	Total		Total Shares	Maximum Number
	Number of	Average	Purchased Pursuant	of Shares that may
	Shares	Price Paid	to Publicly	yet be Purchased
Month	Purchased	Per Share	Announced Plan	Under the Plan

October 1 – October 31	11,116	$17.20	11,116	302,287
November 1 – November 30	6,243	$17.00	6,243	296,044
December 1 – December 31	8,520	$16.83	8,520	287,524

Total Fourth Quarter	25,879	$17.03	25,879

Shareholder Return Performance Presentation
The graph presented below compares the cumulative total shareholder return on Bancshares’ common stock to the cumulative total return of the S&P 500 Index and the S&P 500 Diversified Banks Index for the five-year period ended December 31, 2006. The cumulative total shareholder return assumes the investment of $100 in Bancshares’ common stock and in each index on December 31, 2001 and assumes reinvestment of dividends.
COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
LSB BANCSHARES INC	100	130.60	145.45	146.84	159.83	158.81
S&P 500 INDEX	100	77.90	100.25	111.15	116.61	135.03
S&P 500 DIVERSIFIED BANKS	100	98.97	130.74	153.64	157.87	183.59

	ANNUAL RETURN PERCENTAGE
	Years Ending
Company / Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
LSB BANCSHARES INC	30.60	11.37	0.96	8.85	(0.64)
S&P 500 INDEX	(22.10)	28.68	10.88	4.91	15.79
S&P 500 DIVERSIFIED BANKS	(1.03)	32.09	17.52	2.75	16.30

Item 6. Selected Financial Data.
The following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and Item 8, “Financial Statements and Supplementary Data,” which begin on page 15 and page 37 below, respectively.

	Years Ended December 31
(In thousands, except per share data and ratios)	2006	2005	2004	2003	2002

SUMMARY OF OPERATIONS
Interest income	$67,323	$60,425	$49,319	$50,790	$52,932
Interest expense	24,195	16,726	10,367	11,177	15,185

Net interest income	43,128	43,699	38,952	39,613	37,747
Provision for loan losses	5,510	3,219	3,017	5,215	2,480

Net interest income after provision for loan losses	37,618	40,480	35,935	34,398	35,267
Noninterest income	14,290	13,792	14,063	14,517	12,000
Noninterest expense	43,324	39,770	37,687	36,434	32,040

Income before income taxes	8,584	14,502	12,311	12,481	15,227
Income taxes	2,584	4,865	3,931	3,903	5,013

Net income	$6,000	$9,637	$8,380	$8,578	$10,214

Cash dividends declared	$5,755	$5,805	$5,490	$5,454	$5,080

SELECTED YEAR-END ASSETS AND LIABILITIES
Investment Securities	$147,129	$128,159	$129,194	$121,091	$128,402
Loans, net of unearned income	759,978	755,398	712,185	663,446	645,548
Assets	987,746	975,795	914,988	867,906	851,793
Deposits	817,683	822,173	722,275	702,502	696,481
Shareholders’ equity	89,309	91,829	90,742	88,560	85,507

RATIOS
Net income to average total assets	0.61%	1.00%	0.94%	0.98%	1.21%
Net income to average shareholders’ equity	6.47	10.49	9.26	9.66	12.28
Dividend payout	95.92	60.24	65.51	63.58	49.74
Average shareholders’ equity to average total assets	9.44	9.53	10.15	10.11	9.87

PER SHARE DATA
Earnings per share:
Basic	$0.71	$1.13	$0.98	$1.01	$1.21
Diluted	0.71	1.12	0.97	1.00	1.20
Cash dividends declared	0.68	0.68	0.64	0.64	0.60
Book value at end of year	10.60	10.77	10.57	10.36	10.09

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with Item 1A, “Risk Factors”, Item 6, “Selected Financial Data,” Item 8, “Financial Statements and Supplementary Data,” and the audit report of Turlington and Company, L.L.P., Bancshares’ independent registered public accounting firm which begin on pages 8, 14, 37 and 39, respectively.
Forward-looking Statements
This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of Bancshares including but not limited to Bancshares’ operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimate”, “believe” and variations of these words and other similar statements. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions by management, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation: (1) the strength of the United States economy generally and the strength of the local economies in which Bancshares conducts operations may be different than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Bancshares’ loan portfolio and allowance for loan losses; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Bancshares’ capital markets and capital management activities, including, without limitation, Bancshares’ private equity investment activities and brokerage activities; (5) the timely development of competitive new products and services by Bancshares and the acceptance of these products and services by new and existing customers; (6) the willingness of customers to accept third party products marketed by Bancshares; (7) the willingness of customers to substitute competitors’ products and services for Bancshares’ products and services and vice versa; (8) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking and securities); (9) technological changes; (10) changes in consumer spending and saving habits; (11) the effect of corporate restructurings, acquisitions and/or disposition, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (12) the growth and profitability of Bancshares’ noninterest or fee income being less than expected; (13) unanticipated regulatory or judicial proceedings; (14) the impact of changes in accounting policies by the SEC; (15) adverse changes in financial performance and/or condition of Bancshares’ borrowers which could impact repayment of such borrowers’ outstanding loans; and (16) Bancshares’ success at managing the risks involved in the foregoing. Bancshares cautions that the foregoing list of important factors is not exclusive. See also “Risk Factors” which begins on page 8 above. Bancshares undertakes no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Bancshares.
Introduction
Bancshares is a bank holding company headquartered in Lexington, North Carolina. Its principal assets are all of the outstanding shares of common stock of the Bank. The Bank operates as a North Carolina chartered commercial bank serving customers through twenty-six offices in seventeen communities located in Davidson, Forsyth, Stokes, Guilford, Randolph and Wake counties in North Carolina. At December 31, 2006 construction of a new branch in Archdale, NC was in the final stages. This larger full service branch opened in January 2007 and allows the Bank to better serve its growing customer base in this community. The installation of a state-of-the-art Enterprise Relationship Management System was completed in the second quarter of 2006 and has become the primary sales and service platform used by all customer service employees. The system also supports the small business lending process. Two new deposit products, Indexed Certificates of Deposit (“ICDs”) and Easy Sweep Accounts, provide customers with new opportunities to increase the return of their deposits. A cash management internet banking system is providing additional features and functionality for business customers including customer initiated wire transfers, Treasury, Tax, and Loan (“TT&L”) payments and positive pay. Through the Bank and the Bank’s two non-bank subsidiaries, Peoples Finance and LSBIS, Bancshares provides a wide range of financial services to individuals and corporate customers.
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
The Bank faces competition in both the attraction of deposit accounts and in the origination of mortgage, commercial, and consumer loans. Its most direct competition for deposits has historically been derived from other commercial banks located in and around the markets in which it maintains banking offices. The Bank also competes for deposits with both regional and super-regional banks, money market instruments and mutual funds. The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Its competition for loans also comes principally from other commercial banks, including offices of regional and super-regional banks, located in and around the Bank’s markets. Competition for deposits and loans is likely to continue to increase as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Legislation permits affiliation among banks, securities firms and insurance companies, and further legislation will likely continue to change the competitive environment in which Bancshares does business.
Critical Accounting Policies
The accounting and reporting policies of Bancshares and its subsidiaries comply with generally accepted accounting principles in the United States and conform to standards within the industry. Bancshares believes that its most significant accounting policies deal with:
•	The allowance for loan loss, as it requires the most subjective and complex judgments from senior management. Management considers several factors in determining the allowance for loan loss. These include economic conditions, advice of regulators, historical experience and factors affecting particular borrowers. Changes in the assumptions of these policies could result in a significant impact on Bancshares’ financial statements. For further information, see the Asset Quality and Allowance for Loan Losses section and Note 1, “Summary of Significant Accounting Policies,” in the “Notes to Consolidated Financial Statements.”

•	Pension and postretirement benefit plans to employees, (the “Benefit Plans”). Bancshares utilizes actuarial methods required by Statement of Financial Accounting Standards 87, “Employers’ Accounting for Pensions”, to account for its noncontributory defined benefit pension plan (the “Pension Plan”), which covers substantially all employees and Bancshares follows Statement of Financial Accounting Standards No 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions” to account for its postretirement life and health benefits. The actuarial methods for the Benefits Plans require numerous assumptions to calculate the net periodic benefit expense and the related benefit obligation for the Benefit Plans. Inherent to these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets. Material changes in the costs of the Benefits Plans may occur in the future due to changes in these assumptions, changes in the number of participants, changes in the level of benefits provided, changes in asset levels and changes in legislation.

During the fourth quarter of 2006, Bancshares froze its pension plan and accounted for the freeze in accordance with Statement of Financial Accounting Standards No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”). The application of this statement also required certain actuarial assumptions. Further, as of December 31, 2006, Bancshares adopted Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This statement requires that the funded status of defined benefit and other postretirement plans be fully recognized in the balance sheet. The adoption of this statement also required the use of certain actuarial assumptions.

Since future pension and postretirement liabilities are calculated using an assumed discounted rate, the discount rate is a significant assumption. The discount rate is selected using various market indicators and reflects the available cost in the marketplace of settling all pension obligations. The discount rate of 5.75% for 2006 was selected based upon reviewing trends in the interest indexes of AAA and AA bond rates and the 30-yr Treasury rate and analysis of the duration of the Pension Plan’s liabilities.

The expected long-term rate of return on the Pension Plan’s assets should, over time, approximate the actual long-term returns on assets of the Pension Plan. Assumptions are developed by the Pension Plan’s investment consultant for each investment style category as to rate of return, risk, yield and correlation with other categories that serve as components of the long-term strategy. Based upon these assumptions, eligible components are tested over the desired time horizon given the acceptable tolerance for risk as determined by the Plan Sponsor. The expected long-term rate of return of 7.5% reflects assumptions as to continued execution of the current strategic asset allocation, modern portfolio theory and the Pension Plan’s investment policy.

Please refer to Note 13, “Pension and Employee Benefit Plans;” in the “Notes to the Consolidated Financial Statements” for disclosures related to Bancshares’ Benefit Plans, including quantitative disclosures reflecting the impact of adopting the above referenced accounting pronouncements as well as other quantitative disclosures.

Overview
The discussion presented herein is intended to provide an overview of the financial condition, changes in financial condition and results of operations of Bancshares and the Bank for the years 2006, 2005 and 2004. The consolidated financial statements include the accounts and results of operations of the Bank’s wholly-owned subsidiaries, Peoples Finance and LSBIS. The intent of the discussion and analysis is to provide the reader with pertinent information about Bancshares and its subsidiaries in the areas of liquidity, capital resources, results of operation, off-balance sheet arrangements, contractual obligations, financial position, asset quality and interest sensitivity. It should be read in conjunction with the audited financial statements, notes and supplemental tables provided herein.
Results of Operations
For 2006, Bancshares reported net income of $6.000 million or $0.71 per diluted share compared to $9.637 million or $1.12 per diluted share for 2005 and $8.380 million or $.97 per diluted share for 2004. The decrease in net income for the current year was the result of lower net interest income, a higher provision for loan losses that included a one-time write down of $1.9 million in the fourth quarter of 2006, and higher noninterest expense. Net interest income for 2006 decreased by $571,000, or 1.3%, as compared to 2005.
The net interest margin decreased 16 basis points during 2006, ending the year at 4.75%, compared to 4.91% for 2005, and 4.75% for 2004. Noninterest income increased $498,000, or 3.6%, in 2006 compared to a decrease in 2005 of $271,000, or 1.9%. Noninterest expense for 2006 increased $3.554 million, or 8.9% compared to $2.083 million or 5.5% for 2005. The provision for loan losses in 2006 was $5.510 million, up $2.291 million, or 71.2% from 2005. Return on average assets for 2006 was 0.61% compared to 1.00% for 2005 and 0.94% in 2004. Return on average shareholders’ equity for 2006 was 6.47% compared to 10.49% in 2005 and 9.26% in 2004.
Balance sheet growth was generally modest during 2006. There was an increase in loans of $4.580 million, or 0.6% compared to growth in 2005 of $43.213 million, or 6.1%. Consolidated assets in 2006 increased $11.951 million, or 1.2% compared to 2005, which increased $60.807 million, or 6.7% over 2004. Deposits decreased in 2006 by $4.490 million, or 0.5% compared to a 2005 increase of $99.898 million, or 13.8%.
Net Interest Income
Net interest income for the Bank represents the dollar amount by which income generated from earning assets exceeds its cost of funds. Net interest income is the Bank’s primary source of revenue. Interest-earning assets consist primarily of loans and investment securities. These assets are subject to credit risk and interest rate risk, which are discussed in detail in “Asset Quality and Allowance for Loan Losses.” Net interest income is affected by various factors, among which are the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned and paid on those assets and liabilities. Table 1 provides an analysis of average volumes, yields and rates and net interest income that has been adjusted to a tax-equivalent basis for the three years ended December 31, 2006, 2005 and 2004.

Average Balances and Net Interest Income Analysis
[TABLE 1]
Fully taxable equivalent basis1 (In thousands)

	2006			2005			2004
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans and leases receivable[2]	$756,088	$60,396	7.99%	$752,420	$54,568	7.25%	$689,034	$44,137	6.41%
Taxable securities	106,754	4,528	4.24	93,400	3,610	3.87	88,693	3,285	3.70
Tax exempt securities	31,302	1,655	5.29	30,927	1,939	6.27	31,437	2,120	6.74
Federal Home Loan Bank	4,605	279	6.06	5,597	220	3.93	3,996	144	3.60
Interest-bearing bank balances	1,562	71	4.55	2,107	120	5.70	2,232	32	1.43
Federal funds sold	16,761	812	4.84	16,213	521	3.21	18,741	241	1.29

Total earning assets	917,072	67,741	7.39	900,664	60,978	6.77	834,133	49,959	5.99

Non-earning assets:
Cash and due from banks	36,367			37,958			36,765
Premises and equipment	19,638			18,128			16,634
Other assets	17,856			15,486			12,202
Allowance for loan losses	(8,447)			(8,348)			(8,157)

Total assets	$982,486	$67,741		$963,888	$60,978		$891,577	$49,959

Interest-bearing liabilities:
Savings and time deposits	$682,310	$21,057	3.09%	$666,952	$13,120	1.97%	$629,425	$7,022	1.12%
Securities sold under agreements to repurchase	1,040	12	1.15	1,313	12	0.91	1,300	10	0.77
Borrowings from Federal Home Loan Bank	59,521	3,126	5.25	84,345	3,594	4.26	77,787	3,335	4.29

Total interest-bearing liabilities	742,871	24,195	3.26	752,610	16,726	2.22	708,512	10,367	1.46

Other liabilities and shareholders’ equity:
Demand deposits	140,559			113,610			87,784
Other liabilities	6,290			5,769			4,746
Shareholders’ equity	92,766			91,899			90,535

Total liabilities and shareholders’ equity	$982,486	$24,195		$963,888	$16,726		$891,577	$10,367

Net interest income and net interest margin[3]		$43,546	4.75%		$44,252	4.91%		$39,592	4.75%

Interest rate spread[4]			4.13%			4.55%			4.53%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

[2]	The average loans and leases receivable balances include non-accruing loans. Loan fees of $1,424, $1,963, and $2,411 for 2006, 2005 and 2004, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing tax equivalent net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Net interest income for 2006, on a tax-equivalent basis, decreased $706,000, or 1.6%, compared to an increase of $4.660 million, or 11.8%, for 2005. Outstanding loans remained relatively flat for 2006 as compared to 2005 reflecting on-going economic softness that is affecting the Bank’s customers in many of its markets.
Net interest margin for 2006 decreased to 4.75%, compared to 4.91% for 2005 and 4.75% for 2004. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. Since June of 2004, the Federal Reserve has increased the federal funds rate 17 times for a total of 425 basis points. Changes in the prime and federal funds rates effect variable interest assets and liabilities. The net interest margin decreased 16 basis points in 2006 after an increase of 16 basis points in 2005 and a decline of 14 basis points in 2004. In 2006, the average yield on earning assets increased by 62 basis points while the average rate on interest-bearing liabilities increased at a higher rate of 104 basis points. This resulted in a decrease of the interest rate spread in 2006 of 42 basis points compared to a 2 basis point increase in 2005 and a 12 basis point reduction in 2004.
Average earning assets in 2006 increased $16.408 million or 1.8% compared to an increase of $66.531 million or 8.0% in 2005. Interest-bearing liabilities for 2006 decreased $9.739 million or 1.3% compared to an increase of $44.098 million or 6.2% for 2005. A more detailed discussion of the volume and rate variance is provided under the “Earning Assets” and “Interest-Bearing Liabilities” sections.
Earning Assets
The following table shows the relative impact on net interest revenue for changes in the average outstanding balances (volume) of interest-earning assets and interest-bearing liabilities and the rates earned and paid on such assets and liabilities (rate). Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the change in each category.
Volume and Rate Variance Analysis

[TABLE 2]

	2006			2005
	Volume	Rate	Total	Volume	Rate	Total
Fully taxable equivalent basis[1] (In thousands)	Variance[2]	Variance[2]	Variance	Variance[2]	Variance[2]	Variance

Interest income:
Loans receivable	$266	$5,562	$5,828	$4,302	$6,129	$10,431
Taxable investment securities	550	368	918	174	151	325
Tax exempt investment securities	23	(307)	(284)	(34)	(147)	(181)
Federal Home Loan Bank	(44)	103	59	62	14	76
Interest-bearing bank balances	(28)	(21)	(49)	(2)	90	88
Federal funds sold	18	273	291	(37)	317	280

Total interest income	785	5,978	6,763	4,465	6,554	11,019

Interest expense:
Savings and time deposits	307	7,630	7,937	444	5,654	6,098
Securities sold under agreements to repurchase	(3)	3	0	0	2	2
Borrowings from Federal Home Loan Bank	(1,195)	727	(468)	282	(23)	259

Total interest expense	(891)	8,360	7,469	726	5,633	6,359

Increase (decrease) in net interest income	$1,676	$(2,382)	$(706)	$3,739	$921	$4,660

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

[2]	The volume/rate variance for each category has been allocated on a consistent basis between rate and volume variances, based on the percentage of rate, or volume, variance to the sum of the two absolute variances.

In 2006, the average balance of the loan portfolio increased $3.668 million, or .5% compared to an increase of $63.386 million, or 9.2% in 2005. During 2006, strong loan growth in small business and mortgage loans were offset by declines in commercial and other consumer loans, resulting in the total loan portfolio remaining relatively flat compared to 2005. As shown in Table 2, both the loan portfolio’s volume and rate variances were positive for 2006, with particular strength in the rate variance. The 2006 gain in the average balance of the loan portfolio produced a positive volume variance of $266,000, while the increase in the average balance from 2005 resulted in a positive volume variance of $4.302 million. The total variance of loans receivable for 2006 was a positive $5.828 million. The average yield on loan receivables increased 74 basis points in 2006 compared to an increase of 84 basis points in 2005.
The average balance of the total investment securities portfolio was $142.661 million in 2006 compared to $129.924 million in 2005. Funds invested in securities increased steadily during 2006. Investment securities held-to-maturity at December 31, 2006 were $29.893 million compared to $27.427 million at December 31, 2005. The market value of investment securities available-for-sale at December 31, 2006 was $117.236 million compared to $100.732 million December 31, 2005. The average balance of the taxable investment securities portfolio increased $13.354 million, or 14.3% in 2006 resulting in a positive volume variance of $550,000. Yields on the portfolio increased 37 basis points in 2006 producing a positive rate variance of $368,000, resulting in a total positive variance of $918,000. The average balance of the tax-exempt securities portfolio in 2006 increased $375,000, or 1.2% compared to 2005, and yields declined 98 basis points. The increase in the average balance of this portfolio produced a positive volume variance of $23,000 while the decrease in yields produced a negative rate variance of $307,000. The result for 2006 was a negative total variance in tax-exempt securities of $284,000.
On average, funds invested in the Federal Home Loan Bank of Atlanta (“FHLB”) decreased $992,000, or 17.7%, in 2006 producing a negative volume variance of $44,000, while an increase of 213 basis points in the average yield resulted in a positive rate variance of $103,000 and a total positive variance of $59,000.
In 2006, the average balance of overnight investments in securities purchased under resale agreements increased by $548,000, or 3.4%. The volume variance produced by this increase was a positive $18,000. Yields on these overnight investments increased 163 basis points in 2006 producing a positive rate variance of $273,000 and a resulting total positive variance of $291,000.

Interest Sensitivity Analysis 1
[TABLE 3]

	December 31, 2006
				Total
	1-90	91-180	181-365	Within	1-5	Over
	Day	Day	Day	One	Year	5-year
(In thousands, except ratios)	Sensitive	Sensitive	Sensitive	Year	Sensitive	Sensitive	Total

Interest-earning assets:
Loans, net of unearned income:
Commercial Loans Fixed	$6,062	$9,016	$9,476	$24,554	$58,385	$44,966	$127,905
Commercial Loans Variable	227,089	0	0	227,089	0	0	227,089
Mortgage Loans Fixed	7,611	10,489	7,229	25,329	20,924	26,770	73,023
Mortgage Loans Variable	3,290	7,719	15,233	26,242	53,941	16,519	96,702
Other Loans	38,365	7,152	14,419	59,936	68,756	106,567	235,259

Total loans, net of unearned income	282,417	34,376	46,357	363,150	202,006	194,822	759,978
U.S. government agencies obligations	3,592	3,001	11,836	18,429	90,146	1,002	109,577
Obligations of states and political subdivisions	0	1,883	0	1,883	4,167	26,267	32,317
Investment in Federal Home Loan Bank	5,235	0	0	5,235	0	0	5,235
Interest-bearing bank balances	1,008	0	0	1,008	0	0	1,008
Federal funds sold	6,845	0	0	6,845	0	0	6,845

Total interest-earning assets	$299,097	$39,260	$58,193	$396,550	$296,319	$222,091	$914,960

Interest-bearing liabilities:
NOW account deposits[2]	$66,031	$0	$0	$66,031	$70,455	$0	$136,486
Money market deposits[2]	110,514	0	0	110,514	98,975	0	209,489
Regular savings deposits[2]	7,352	0	0	7,352	22,965	0	30,317
Time deposits	93,049	91,414	85,379	269,842	13,333	107	283,282
Securities sold under agreements to repurchase and other borrowed money	948	0	0	948	0	0	948
Borrowing from Federal Home Loan Bank	0	0	42,000	42,000	18,000	13,000	73,000

Total interest-bearing liabilities	$277,894	$91,414	$127,379	$496,687	$223,728	$13,107	$733,522

Interest sensitivity gap	$21,203	$(52,154)	$(69,186)	$(100,137)
Ratio of interest-sensitive assets/ interest-sensitive liabilities	1.08	0.43	0.46	0.80

[1]	Interest sensitivity is computed using assets and liabilities having interest rates that can be adjusted during the period indicated.

[2]	Maturity of deposits without a contractual maturity date was computed using an asset/liability simulation model.
Summary of Investment Securities Portfolio
[TABLE 4]

	December 31, 2006		December 31, 2005		December 31, 2004
	Amortized	Market	Amortized	Market	Amortized	Market
(In thousands)	Cost	Value	Cost	Value	Cost	Value

U.S. government agencies obligations	$110,920	$109,577	$96,040	$94,034	$91,685	$91,591
Obligations of state and political subdivisions	32,418	32,450	30,039	30,087	31,640	32,697
Federal Home Loan Bank	5,235	5,235	4,214	4,214	6,009	6,009

Total securities	$148,573	$147,262	$130,293	$128,335	$129,334	$130,297

Investment Securities Portfolio Maturity Schedule
[TABLE 5]

	December 31, 2006
		Weighted
	Amortized	Average
(Dollars in thousands)	Cost	Yield[1]

U. S. government agencies obligations:
Within one year	$18,627	3.49%
One to five years	91,293	4.49
Five to ten years	1,000	6.00

Total	110,920	4.34

Obligations of states and political subdivisions:
Within one year	1,883	7.01
One to five years	4,240	5.08
Five to ten years	15,809	6.08
After ten years	10,486	5.65

Total	32,418	5.86

Federal Home Loan Bank	5,235	5.90

Total securities	$148,573	4.73

[1]	The yield related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%.
Interest Bearing Liabilities
The interest-bearing liabilities average balance in 2006 decreased $9.739 million or 1.3% compared to an increase of $44.098 million or 6.2% in 2005. The average rate paid on interest-bearing liabilities in 2006 increased 104 basis points compared to an increase of 76 basis points in 2005 and a decline of 14 basis points in 2004.
The majority of the interest-bearing liabilities portfolio is comprised of savings and time deposit accounts. In 2006, these average deposits increased $15.358 million or 2.3% compared to an increase of $37.527 million or 6.0% in 2005. The average rate paid on these deposits increased 112 basis points in 2006 compared to an increase of 85 basis points in 2005 and a decrease of 15 basis points in 2004. The increase in savings and time deposits in 2006 produced a positive volume variance of $307,000, while the increase in interest rates resulted in a positive rate variance of $7.630 million. Total variance for savings and time deposits in 2006 was a positive $7.937 million.
Funds borrowed from the FHLB averaged $59.521 million in 2006, a decrease of $24.824 million or 29.4% from 2005. The Bank’s ability to rely less on funds borrowed from the FHLB resulted in a negative volume variance of $1.195 million in 2006, while rates paid on these borrowings increased 99 basis points producing a positive rate variance of $727,000. The total variance for 2006 was a negative $468,000, which is reflected as a reduction to net interest expense.

Average Total Deposits
[TABLE 6]

	2006		2005		2004
	Average	Average	Average	Average	Average	Average	2006	2005
(In thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Change	Change

Demand deposits	$140,659		$113,610		$87,784		23.8%	29.4%
NOW account deposits	134,535	0.70%	143,257	0.46%	153,875	0.39%	(6.1)	(6.9)
Money market deposits	236,596	3.48	228,947	2.03	224,218	0.99	3.3	2.1
Regular savings deposits	33,181	0.35	36,264	0.29	37,826	0.25	(8.5)	(4.1)
Time deposits	277,898	4.23	258,484	2.98	213,506	1.93	7.5	21.1

Total deposits[1]	$822,869		$780,562		$717,209		5.4	8.8

December 31, 2006
		Over 3	Over 6
	3 Months	Through	Through	Over 12
	Or Less	6 months	12 months	Months	Total

Time deposit maturity schedule:[2]
Time deposits of $100,000 or more	$48,540	$52,595	$34,176	$3,882	$139,193

1	The bank has no deposits in foreign offices.

2	The bank has no other time deposits of $100,000 or more issued by domestic offices.
Table 6, Average Total Deposits, shown above, contains the breakdown of average deposits for the years 2006, 2005 and 2004, respectively. Overall average total deposits increased $42.307 million, or 5.4% in 2006 compared to 2005. The growth consisted of increases in core deposits of $22.893 million, or 4.4% and time deposits of $19.414 million, or 7.5%. Average core deposit growth in 2006 was primarily due to growth in demand deposits of $27.049 million, or 23.8% compared to 2005. Money market deposits increased by 3.3% in 2006 compared to a 2.1% increase in 2005, and time deposits increased 7.5% in 2006 following an increase of 21.1% in 2005. During 2006 NOW account deposits declined 6.1% and savings deposits declined 8.5% as consumers sought higher rates in CD deposits.
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
The simulation models used to analyze Bancshares’ net interest income create various at-risk scenarios looking at increases and/or decreases in interest rates from an instantaneous movement. The models are updated to incorporate management action and on-going assumptions. A 200 basis instantaneous increase or decrease in interest rates over a one-year period is a key scenario analyzed. Based on the rate sensitivity position on December 31, 2006, net interest income exposure over the next 12 months to an instantaneous increase in interest rates of 200 basis points is estimated to be approximately five percent of base net interest income which is well inside the Bank’s maximum tolerable decline of 15%. These scenarios are used as one estimate of risk, and do not necessarily represent management’s current view of future interest rates or market developments. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions, and management’s strategies, among other factors, including those presented in the Risk Factors and Forward-Looking Statements sections of this report.
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
Asset/Liability management includes analyzing interest sensitivity, which pertains to possible changes in the rates of certain assets and liabilities before their scheduled maturities. The ALCO process seeks to match maturities and re-pricing opportunities of interest-sensitive assets and liabilities to minimize risk of interest rate movements. Full discussion of the effects of these respective portfolios on the Bank’s performance for 2006 can be found under the Earning Assets and Interest-Bearing Liabilities headings. The interest sensitivity gap schedule analyzing the interest rate risk as of December 31, 2006, is presented in Table 3, Interest Sensitivity Analysis. Within this analysis, projected runoff of deposits that do not have a contractual maturity date were computed using the Bank’s simulation model. As interest sensitivity is continually changing, Table 3 reflects the Bank’s balance sheet position at one point in time and is not necessarily indicative of its position on other dates. On December 31, 2006, the one-year cumulative interest sensitivity gap was a negative $100.137 million for a ratio of interest-sensitive assets to interest-sensitive liabilities of 0.80.
Bancshares began using derivatives in the fourth quarter of 2005. The derivatives are being used in conjunction with the Bank’s sale of ICDs. ICDs pay no periodic interest payments. Instead, any interest is paid at maturity and is calculated based on the positive price movements, if any, of the Dow Jones Industrial AverageSM (DJIA) over the entire term of the ICD, which is five years. The goal is to curtail the interest rate risk of the ICD to Bancshares by engaging in “perfectly matched” hedges or option contracts tied to the underlying index with creditworthy hedge providers who will support the inherent performance of the ICD at maturity of the issuances.
This approach will mitigate any exposure to unintended market risk and essentially fix Bancshares’ cost of funds at inception for the term of the ICD without concern over the performance of the DJIA. Bancshares has also looked at the risk associated with any default in payment by the hedge providers. This risk is mitigated by all hedge providers having investment grade ratings. If the hedge providers fall below an investment grade rating collateral must be posted. Bancshares uses multiple hedge providers to spread the risk, all of which are publicly traded and have been in operation for over 60 years.
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
The Bank also has available lines of credit maintained with the FHLB which can be used for funding and/or liquidity needs. This credit is collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences as well as qualified multi-family and home equity lines. At December 31, 2006, the Bank had an available line of credit with the FHLB totaling $161 million with $103 million outstanding and $73 million funded. While traditionally the FHLB is used for longer-term borrowings, it can be used for short-term liquidity needs. At year-end, overnight borrowings from the FHLB totaled $42 million. The Bank has one $10 million and one $20 million irrevocable letter of credit with the FHLB that are used in lieu of securities to pledge against public deposits.
The Bank has federal funds lines of credit facilities established with four other banks that total $40 million, as well as access to the Federal Reserve Bank of Richmond’s discount window. These lines are intended for short-term borrowings and are subject to restrictions limiting the frequency and term of advances. At December 31, 2006, there were no borrowings from these lines of credit. Another source of liquidity is the Bank’s securities available for sale portfolio. In addition, the Bank has access to retail brokered certificates of deposit, dealer and commercial customer repurchase agreements and internet certificates of deposit. The Bank can seek additional liquidity through the sale of loans.
Net cash provided by operating activities, a primary source of liquidity, was $19.107 million in 2006 compared to $11.516 million in 2005 and $16.480 million in 2004. The increase in net cash provided by operating activities in 2006 was primarily attributable to the decrease in mortgage loans held for sale and the net decrease in other assets. The decrease in net cash provided by operating activities in 2005 was primarily the result of an increase in other assets attributable to the prepayment of yearly service contracts related to the increase in technology efficiencies due to the Impact ’05 initiatives such as the implementation of an Enterprise Relationship Management system, a new financial management reporting package and others. Details of cash flows for the years 2006, 2005 and 2004 are provided in the Consolidated Statements of Cash Flows located in Item 8, which begins on page 37 below.
Off-Balance Sheet Transactions
Certain financial transactions are entered into by the Bank in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions as of December 31, 2006, and December 31, 2005, were commitments to extend credit and standby letters of credit. The Bank does not have any ownership interest in any off-balance sheet subsidiaries or special purpose entities.
Commitments
[TABLE 7]

(In thousands)	2006	2005

Loan commitments	$189,770	$200,404
Credit card lines	20,348	20,980
Standby letters of credit	4,242	5,831

Total unused commitments	$214,360	$227,215

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
In the normal course of business, the Bank has executed irrevocable letters of credit through the FHLB. These letters of credit are issued to secure public deposits placed with the Bank by one or more public depositors. As of December 31, 2006, the Bank has one $10 million and one $20 million irrevocable letter of credit with the FHLB that are used in lieu of securities to pledge against public deposits. The securing of public deposits through the use of irrevocable letters of credit is a part of the Bank’s overall liquidity management.
Contractual Obligations
The following disclosure shows the contractual obligations that the Bank had outstanding at December 31, 2006. At December 31, 2006, the Bank had no outstanding capital lease obligations, purchase obligations, or other long-term obligations reflected on Bancshares’ balance sheet under generally accepted accounting principles.

Contractual Obligations
[TABLE 8]

	Payments due by period
		Less			More
		Than	1-3	3-5	Than
(In thousands)	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$73,000	$42,000	$0	$18,000	$13,000
Operating Lease Obligations	2,996	1,133	1,604	225	34

Total	$75,996	$43,133	$1,604	$18,225	$13,034

Capital Resources and Shareholders’ Equity
Shareholders’ equity at December 31, 2006, was $89.309 million compared to $91.829 million at December 31, 2005, a decrease of 2.7%. Average shareholders’ equity as a percentage of average total assets at December 31, 2006, was 9.4%, compared to 9.5% at December 31, 2005.
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
Capital Ratios
[TABLE 9]

			Risk-Based Capital
	Leverage	Capital	Tier 1 Capital		Total Capital
(In thousands)	Amount	Percent[1]	Amount	Percent[2]	Amount	Percent[2]

Actual	$91,077	9.27%	$91,077	11.37%	$100,941	12.57%
Required	29,466	3.00	32,036	4.00	64,071	8.00
Excess	61,611	6.27	59,041	7.37	36,570	4.57

1	Percentage of total adjusted average assets. The Federal Reserve’s minimum leverage ratio requirement is 3.0% to 5.0%, depending on the institutions composite rating as determined by its regulators. The Federal Reserve has not advised the Bank of any specific requirement applicable to it.

2	Percentage of risk-weighted assets.
The number of beneficial shareholders holding Bancshares stock totaled approximately 5,121 at December 31, 2006. At December 31, 2006, participants in Bancshares’ dividend reinvestment plan totaled 1,520, representing 29.7% of total beneficial shareholders, and held a total of 788,109 shares.

Noninterest Income
In 2006 noninterest income increased $498,000 or 3.6% compared to a decline of $271,000 or 1.9% in 2005. Fee income from service charges on deposit accounts for 2006 increased slightly to $6.884 million, an increase of $68,000, or 1.0%, as compared to a decrease of $109,000, or 1.6% in 2005. Gains on sales of mortgage loans for 2006 decreased $164,000 or 29.6% compared to an increase of $24,000 or 4.5% for 2005. Other operating income for 2006 increased $594,000, or 9.2% compared to a decrease of $186,000, or 2.8% for 2005. For the detailed change in Other Operating Income see Table 10, Other Operating Income and Expenses, presented below.
Noninterest Expense
In 2006, noninterest expense increased $3.554 million or 8.9% compared to $2.083 million or 5.5% in 2005. Included in noninterest expense for 2006 was a one-time charge of $589,000 related to freezing Bancshares’ defined benefit plan, as well as an additional $1.166 million from the write-down of certain assets. The freezing of the defined benefit plan is expected to result in ongoing expense savings of as much as $750,000 per year for Bancshares. Personnel expense in 2006, consisting of employee salaries and benefits, increased $1.071 million or 5.0% compared to an increase of $1.172 million or 5.8% in 2005. The increase in personnel expense in 2006 is largely due to increases in salaries, medical insurance, life insurance, stock-based compensation, and the previously mentioned one-time charge for Bancshares’ defined benefit plan. These increases were offset by a decrease in incentive compensation. Full-time equivalent employees for Bancshares totaled 407 at December 31, 2006, compared to 417 at December 31, 2005, and 420 at December 31, 2004. Occupancy expense for 2006 increased $55,000 or 3.0% compared to an increase of $88,000, or 4.9% for 2005. This increase in occupancy expense is a normal gain experienced as the result of growth. Equipment depreciation and maintenance expense decreased $57,000 or 2.5% in 2006 compared to $33,000 or 1.4% in 2005. For the changes in other operating expenses, please see Table 10, Other Operating Income and Expenses, below.

Other Operating Income and Expenses
[TABLE 10]

	Years Ended December 31			Variance
(Dollars in thousands)	2006	2005	2004	2006	2005

Other operating income:
Bankcard income	$2,564	$2,530	$2,531	1.3%	0.0%
Fee income (1)	2,044	1,817	1,527	12.5	19.0
Investment services commissions	862	984	1,297	(12.4)	(24.1)
Insurance commissions	197	243	231	(18.9)	5.2
Trust income	590	658	618	(10.3)	6.5
Gain (loss) on sale of real estate (2)	(131)	20	204	(755.0)	(90.2)
Other income (3)	890	170	200	423.5	(15.0)

	$7,016	$6,422	$6,608	9.2%	(2.8)%

Other operating expenses:
Advertising (4)	$866	$757	$851	14.4%	(11.0)%
Automated services (5)	3,870	2,974	2,479	30.1	20.0
Bankcard expense	2,018	1,927	1,836	4.7	5.0
Legal and professional fees (6)	2,619	2,092	2,052	25.2	1.9
Postage	720	796	764	(9.5)	4.2
Stationery, printing and supplies	788	678	901	16.2	(24.8)
OREO expense (7)	892	698	152	27.8	359.2
OREO write-down (7)	1,166	0	0	0.0	0.0
Other expenses (8)	3,760	4,292	4,323	(12.4)	(0.7)

	$16,699	$14,214	$13,358	17.5%	6.4%

(1)	The increases in 2006 and 2005 are primarily due to increased debit card transactions, resulting in higher merchant fees collected by the Bank.

(2)	The loss in 2006 was due primarily to one large commercial property, while the gain in 2004 was due to a $292,000 nonrecurring gain.

(3)	Other income included a one-time gain in 2006 of approximately $509,000 from granting an easement on some of the Bank’s property in King, NC to the Department of Transportation.

(4)	Advertising expense for 2006 increased $109,000, or 14.4%, as compared to 2005. This reflects the Bank’s commitment in 2006 to aggressively pursue relationships in its growth markets in order to spur more robust loan growth.

(5)	The increases in automated services fees are due to Impact ‘05 initiatives put in place to improve the Bank’s performance in operations, retail delivery systems, and technology. These include the implementation of a storage area network which will greatly decrease downtime related to a disaster or other issue, as well as an ongoing effort to enhance the data processing systems and the associated renewal and license fee costs, an upgrade to communication lines to the branches, and contingency planning.

(6)	Legal and professional fees for 2006 increased $527,000, or 25.2%, as compared to 2005. This increase reflects the costs associated with training initiatives in 2006, as well as increased employment agency fees related to hiring of various lender and credit administration positions.

(7)	OREO expense and OREO write-downs for 2006 were affected by the write-down and expenses associated with the foreclosure of a condominium project in Georgetown, SC. For a more detailed discussion of this issue, see Table 13 – Nonperforming Assets, and the discussion that follows on page 33 below.

(8)	The decrease in other expenses in 2006 was primarily due to reclassifying the loss on advances on demand deposit accounts and reduced fees on Business Manager Accounts.

Asset Quality and Allowance for Loan Losses
Summary of Loan Portfolio
[TABLE 11]

(In thousands)	2006	2005	2004	2003	2002

Commercial, financial and agricultural	$279,372	$288,240	$281,909	$275,474	$269,053
Real estate – construction	59,959	38,179	50,125	44,618	36,319
Real estate – mortgage	357,772	354,322	314,822	283,134	276,065
Installment loans to individuals	60,953	72,336	62,987	56,842	56,223
Lease financing	363	403	447	972	486
Other	1,559	1,918	1,895	2,406	7,402

Total loans, net of unearned income	$759,978	$755,398	$712,185	$663,446	$645,548

The Bank has no foreign loan activity.
Maturities and Sensitivities of Loans to Changes in Interest Rates

	December 31, 2006
	Commercial,
	financial	Real estate –
(In thousands)	and agricultural	construction	Total

Due in 1 year or less	$108,392	$59,959	$168,351
Due after 1 year through 5 years:
Fixed interest rates	66,152	0	66,152
Floating interest rates	84,949	0	84,949
Due after 5 years:
Fixed interest rates	15,364	0	15,364
Floating interest rates	4,515	0	4,515

Total	$279,372	$59,959	$339,331

At December 31, 2006, the allowance for loan losses was $9.564 million, or 1.3% of loans outstanding, compared to $8.440 million, or 1.1% of loans outstanding at December 31, 2005, and $7.962 million, or 1.1% of loans outstanding, at December 31, 2004. Net charge-offs for 2006 were $4.386 million, or 0.6% of average loans outstanding, compared to 2005 net charge-offs of $2.741 million, or 0.4% of average loans outstanding, and 2004 net charge-offs of $2.901 million, or 0.4% of average loans outstanding. Additional information regarding the allowance for loan losses is contained in Table 12, Analysis of Allowance for Loan Losses, below.

Analysis of Allowance for Loan Losses
[TABLE 12]

	As of or for the Years Ended
	December 31
(In thousands, except ratios)	2006	2005	2004	2003	2002

Average amount of loans outstanding	$756,088	$752,420	$689,034	$664,155	$607,620
Amount of loans outstanding	759,978	755,398	712,185	663,446	645,548
Allowance for loan losses:
Balance on January 1	$8,440	$7,962	$7,846	$7,284	$6,440
Loans charged off:
Secured by real estate	144	267	45	189	0
Commercial and industrial	1,864	1,324	2,436	3,925	943
Installment	3,153	1,414	799	522	633
Credit Card	286	234	366	375	357

Total charge-offs	5,447	3,239	3,646	5,011	1,933

Recoveries of loans previously charged off:
Secured by real estate	11	66	49	10	0
Commercial and industrial	406	256	250	153	127
Installment	580	134	366	146	108
Credit Card	64	42	80	49	62

Total recoveries	1,061	498	745	358	297

Net loans charged off	4,386	2,741	2,901	4,653	1,636

Provision for loan losses	5,510	3,219	3,017	5,215	2,480

Balance on December 31	$9,564	$8,440	$7,962	$7,846	$7,284

Ratio of net charge-offs of loans to average loans outstanding during the year	0.58%	0.36%	0.42%	0.70%	0.27%

In the fourth quarter of 2006 the provision for loan losses included $1.900 million in write downs on credits at both the Bank and Peoples Finance and an additional provision of $1.050 million to increase the loan loss allowance to 1.3% of outstanding loans. The additional provision was made due to the increase in delinquencies and credit risks within both the Bank and Peoples Finance.
Peoples Finance is the Bank’s consumer financing subsidiary servicing the markets of Lexington, King and Archdale. Auto loan delinquency within previously performing credits began to increase in late 2005 due in part to softness in the economy in some of those markets. Management has addressed staffing strength, portfolio size and credit cultures so as to better manage credits within the current environment.
During the fourth quarter of 2006, the Bank experienced deterioration in the quality of a number of credits. While the credits were not concentrated in any one sector, they were nonetheless interwoven in the overall economy of the Bank’s markets. With the transition of the furniture industry, there have come to be pockets of softness within the local economy. To address this transition phase of the Bank’s local economy, management has taken action to strengthen its credit administration and to improve collection efforts.
The provision for loan losses charged to operations in 2006 totaled $5.510 million compared to $3.219 million in 2005 and $3.017 million in 2004. At December 31, 2006, the allowance for loan losses was 0.97 times nonperforming assets compared to 1.04 and 1.94 times at December 31, 2005 and 2004, respectively. Management’s practice is to maintain the allowance for loan losses at a level sufficient to reflect the estimated probable incurred losses in the loan portfolio. Based on analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for loan losses to be adequate. In Management’s judgment, the allocation of the allowance for loan losses for 2006, reflected in Table 14 below, Allocation of Allowance for Loan Losses, accurately reflects the inherent risks associated with each of the various lending categories.

Nonperforming Assets
[TABLE 13]

	December 31
(Dollars in thousands)	2006	2005	2004	2003	2002

Nonaccrual loans:
Secured by real estate	$3,459	$680	$388	$1,262	$0
Commercial and industrial	223	234	297	492	272
Installment	4	15	0	0	0
Restructured loans	133	856	582	1,135	2,260
Other real estate acquired through foreclosed properties	3,969	4,391	1,531	1,742	2,111
Accruing loans which are contractually past due 90 days or more	2,103	1,911	1,313	1,184	2,354

Total nonperforming assets	$9,891	$8,087	$4,111	$5,815	$6,997

Nonperforming assets to:
Loans outstanding at end of year	1.30%	1.07%	0.58%	0.88%	1.08%
Total assets at end of year	1.00	0.83	0.45	0.67	0.82

	Year Ended December 31
	2006	2005	2004	2003	2002

Loss of interest income associated with nonperforming loans at December 31:
Interest income that would have been recorded in accordance with original terms	$213	$57	$57	$114	$82
Less interest income actually recorded	0	0	0	0	0

Loss of interest income	$213	$57	$57	$114	$82

Allocation of Allowance for Loan Losses
[TABLE 14]

	2006		2005		2004		2003		2002
		% Of		% Of		% Of		% Of		% Of
		Total		Total		Total		Total		Total
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial, financial and agricultural	$2,724	36.8%	$2,404	38.1%	$2,268	39.6%	$2,235	41.5%	$2,075	41.7%
Real estate – construction	1,032	7.9	911	5.0	859	7.0	847	6.7	787	5.6
Real estate – mortgage	3,827	47.1	3,377	46.9	3,186	44.2	3,140	42.7	2,915	42.8
Installment loans to individuals	1,606	8.0	1,417	9.6	1,337	8.8	1,318	8.6	1,224	8.7
Lease financing	64	0.0	57	0.1	54	0.1	53	0.1	49	0.1
Other	177	0.2	156	0.3	147	0.3	145	0.4	134	1.1
Unallocated	134	0.0	118	0.0	111	0.0	108	0.0	100	0.0

Total	$9,564	100.0%	$8,440	100.0%	$7,962	100.0%	$7,846	100.0%	$7,284	100.0%
The allowance for loan losses has been allocated only on an approximate basis. The entire amount of the allowance is available to absorb losses occurring in any category. The allocation is not necessarily indicative of future losses.
Total nonperforming assets at December 31, 2006 were $9.891 million compared to $8.087 million at December 31, 2005 and $4.111 million at December 31, 2004 (see Table 13 above, Nonperforming Assets, for the breakdown).
Nonperforming assets are defined as nonaccrual loans, restructured loans, other real estate acquired through foreclosed properties and accruing loans ninety days or more past due. With the exception of certain loans at Peoples Finance, which operates under state law that allows for collection of up to 90 days interest on loans that are refinanced, the accrual of interest is generally discontinued on all loans that become ninety days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is considered to be in the process of collection.

During the second quarter of 2006, $2.500 million in loans to a borrower in the furniture industry were moved to nonaccrual status as a result of the borrower’s failure to satisfy the terms of a liquidation agreement. A liquidation of the inventory was completed during the second quarter of 2006 and as of December 31, 2006 this borrower was in involuntary bankruptcy, which delayed foreclosure proceedings. Following the bankruptcy waiting period, the Bank will work with the guarantor through the foreclosure of the property to restructure the debt and reduce credit exposure. While these loans are secured, the extent of losses on the loans, if any, can not be determined as of the current date.
The Bank made loans to a long time customer in connection with a condominium development project in Georgetown, SC. The loans were secured by the residential condominium units being developed. During the second quarter of 2005, the Bank acquired 18 residential condominium units by means of a deed-in-lieu of foreclosure. These 18 units, together with two others owned by third parties, are located on the second and third floors of a three-story building. The ground floor of the building has been developed into retail condominium units by a third party.
At the time of the Bank’s acquisition of the 18 condominium units, the defaulted loans had a $3.400 million principal balance due. After evaluating its potential net realizable value of these condominium units, the Bank took an immediate $400,000 charge against earnings and booked the remaining $3.000 million balance in other real estate owned. Subsequently, during the second quarter of 2006, the Bank discovered, for the first time, that a portion of the condominium development assets had not been conveyed to the Bank as the Bank had previously been advised and the Bank took an additional write-down of $1.000 million, which reduced the carrying value from $3.000 million to $2.000 million.
In the fourth quarter of 2006 the Bank was able to acquire that portion of the condominium development assets that had not been conveyed to the Bank at a cost of $525,000. With the value of the added assets in place, the carrying value was increased from $2.000 million to $2.525 million. The Bank incurred expenses of approximately $620,000 in 2006 and $700,000 in 2005 related to its investigation and remediation related to these condominiums. Subsequent to year-end and based on current data, the Bank embarked on plans to build out the 18 units at an estimated cost of between $1.750 million and $2.250 million in preparation for future sale. It is estimated that the build out and sale would occur in 2007. The Bank continues to actively pursue recovery of the losses incurred with this project.
Credit Risk Management
As a part of Credit Administration, management regularly reviews and grades its loan portfolio for purposes of determining asset quality and the need to make additional provisions for loan losses. The review process is performed both internally and externally, through the employment of independent credit review professionals. The first of two external reviews took place in the second quarter of 2006. This review focused primarily on loans of $250,000 or greater originated since the previous review in 2005, and represented a total exposure of 11.8% of the Bank’s loan portfolio as of December 31, 2005. An additional review was conducted in the third quarter of 2006. This review focused primarily on loans or $100,000 or greater originated since the previous review, and represented a total exposure of 9.4% of the bank’s loan portfolio as of June 30, 2006.
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
Income Taxes
Note 9 to the consolidated financial statements provides a reconciliation between the amount of taxes computed using the statutory tax rate and the actual tax expense. The expense for income tax is recorded based on amounts payable, current and deferred. In 2006, the income tax expense was $2.584 million compared to $4.865 million in 2005 and $3.931 million in 2004. The effective tax rate for 2006 was 30.1% compared to 33.6% for 2005 and 31.9% for 2004. In 2003, Bancshares purchased an investment tax credit partnership interest through SunTrust Bank of Atlanta, Georgia. The partnership holds four projects within the North Carolina that qualify for North Carolina State historic and low-income housing tax credits. The purchase price of the partnership interest was $540,000 and is expected to yield $1.000 million in North Carolina tax credits over the years 2003 to 2009. Tax credit amounts were $228,478 for 2006 compared to $185,000 for 2005 and $187,000 for 2004.
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
Accounting and Regulatory Issues
At its November 3, 2005 meeting, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which replaces the guidance previously set forth in EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. FSP FAS 115-1 effectively eliminates the accounting guidance provided in EITF 03-1 in favor of existing impairment recognition guidance under SFAS No. 115, SAB No. 59, APB No. 18, and EITF Topic D-44. FSP FAS 115-1 was effective for periods beginning after December 15, 2005. Its adoption by Bancshares has not had a material impact on our consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the effective date of SFAS 123(R) shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under SFAS 123. SFAS 123(R) is effective for all stock-based awards granted on or after January 1, 2006. The Bank has implemented SFAS 123(R) as of January 1, 2006.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which is an amendment of FASB Statement No. 140 (“SFAS 140”). SFAS 156 deals with the servicing of financial assets and liabilities. This applies to Bancshares’ sales and servicing of mortgage loans. The Statement requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. This was also required under SFAS 140 and therefore already implemented by Bancshares. The Statement now permits an entity to choose either the amortization method or the fair value measurement method for subsequent measurement. Previously, the only subsequent method available was the amortization method which calls for amortizing servicing assets or liabilities in proportion to and over the period of estimated net servicing income or loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method measures servicing assets and liabilities at fair value at each reporting date and reports changes in fair value in earnings in the period in which the changes occur. Since Bancshares does not use derivative instruments to mitigate risk associated with their mortgage servicing rights, they will continue to use the amortization method upon adoption of SFAS 156 on January 1, 2007. Bancshares believes that adopting SFAS 156 will not result in any material effect on their financial position or operating results.
In September 2006, the FASB issued SFAS No. 158. “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which is an amendment of SFAS Nos. 87, 88, 106 and 123(R). SFAS 158 requires that employers recognize the funded status of their defined benefit and other postretirement plans as an asset or liability on their balance sheet with a corresponding adjustment to “Other Comprehensive Income” effective at the end of 2006. As of December 31, 2006, Bancshares had adopted SFAS 158.
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
Additional information called for by Item 7A is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which begins on page 15 above.

Item 8. Financial Statements and Supplementary Data.
The following consolidated financial statements and notes related thereto should be read in conjunction with Item 6, “Selected Financial Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which begin on pages 14 and 15, respectively.

Statement of Management Responsibility
The management of Bancshares and its subsidiaries is responsible for the preparation of the consolidated financial statements, related financial data and other information in this annual report on Form 10-K. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on management’s estimates and judgment where appropriate. Other information in the annual report is consistent with that contained in the financial statements. In fulfilling its responsibility for the integrity and fairness of these statements and information, management relies on the accounting system and related internal controls that are designed to provide reasonable assurances that transactions are authorized and recorded in accordance with established procedures, assets are safeguarded, and proper and reliable records are maintained.
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
The consolidated financial statements have been audited by Turlington and Company, L.L.P., independent auditors, who render an independent, professional opinion on management’s financial statements and internal control over financial reporting. Their report expresses an opinion as to, among other things, the fairness of the financial position and results of operations of Bancshares and its subsidiaries based on their audit conducted in accordance with auditing standards generally accepted in the United States of America.
Please also review our assessment on internal control over financial reporting included in Item 9A, “Controls and Procedures,” which begins on page 65 below.
LSB BANCSHARES, INC.
March 14, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
LSB Bancshares, Inc.
Lexington, North Carolina
We have audited the accompanying consolidated balance sheets of LSB Bancshares, Inc. and subsidiaries (the “Corporation”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. We also have audited management’s assessment, included in Item 9A below, entitled “Controls and Procedures,” that the Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSB Bancshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of

America. Also, in our opinion, management’s assessment that LSB Bancshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, LSB Bancshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
TURLINGTON AND COMPANY, L.L.P.
Lexington, North Carolina
March 14, 2007

Consolidated Balance Sheets

	December 31
(In thousands, except for shares)	2006	2005

ASSETS
Cash and Due from Banks (Note 2)	$45,486	$45,600
Interest-Bearing Bank Balances	1,008	1,385
Federal Funds Sold	6,845	16,355
Investment Securities (Note 3):
Held to Maturity, Market Value $30,026 and $27,603	29,893	27,427
Available for Sale	117,236	100,732
Loans (Notes 4 and 11)	759,978	755,398
Less, Allowance for Loan Losses (Note 4)	(9,564)	(8,440)

Net Loans	750,414	746,958
Premises and Equipment (Note 5)	19,848	19,358
Other Assets	17,016	17,980

Total Assets	$987,746	$975,795

LIABILITIES
Deposits:
Demand	$158,109	$131,515
Savings, NOW and Money Market Accounts	376,292	409,928
Certificates of Deposit of less than $100,000 (Note 6)	144,089	140,700
Certificates of Deposit of $100,000 or more (Note 6)	139,193	140,030

Total Deposits	817,683	822,173
Securities Sold Under Agreements to Repurchase (Note 6)	948	1,657
Borrowings from the Federal Home Loan Bank (Note 7)	73,000	53,000
Unfunded Projected Pension and Other Postretirement Benefit Obligation	1,160	0
Other Liabilities	5,646	7,136

Total Liabilities	898,437	883,966

SHAREHOLDERS’ EQUITY
Preferred Stock, Par Value $.01 Per Share:
Authorized 10,000,000 Shares; none issued	0	0
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,422,610 in 2006 and 8,524,033 in 2005	42,113	42,620
Paid-In Capital	8,177	9,430
Directors’ Deferred Plan	(1,390)	(1,334)
Retained Earnings	42,669	42,424
Accumulated Other Comprehensive Loss	(2,260)	(1,311)

Total Shareholders’ Equity	89,309	91,829

Total Liabilities and Shareholders’ Equity	$987,746	$975,795

Commitments and Contingencies Note 8
Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Income

	Years Ended December 31
(In thousands, except for shares and per share amounts)	2006	2005	2004

INTEREST INCOME
Interest and Fees on Loans	$60,396	$54,568	$44,137
Interest on Investment Securities:
Taxable	4,528	3,610	3,285
Tax Exempt	1,237	1,386	1,480
Interest-Bearing Bank Balances	350	340	176
Federal Funds Sold	812	521	241

Total Interest Income	67,323	60,425	49,319

INTEREST EXPENSE
Deposits	21,057	13,120	7,022
Securities Sold Under Agreements to Repurchase and Federal Funds Purchased	12	12	10
Borrowings from the Federal Home Loan Bank	3,126	3,594	3,335

Total Interest Expense	24,195	16,726	10,367

Net Interest Income	43,128	43,699	38,952
Provision for Loan Losses (Note 4)	5,510	3,219	3,017

Net Interest Income after Provision for Loan Losses	37,618	40,480	35,935

NONINTEREST INCOME
Service Charge on Deposit Accounts	6,884	6,816	6,925
Gains on Sales of Mortgages	390	554	530
Other Operating Income	7,016	6,422	6,608

Total Noninterest Income	14,290	13,792	14,063

NONINTEREST EXPENSE
Personnel Expense	22,497	21,426	20,254
Occupancy Expense	1,922	1,867	1,779
Equipment Depreciation and Maintenance	2,206	2,263	2,296
Other Operating Expense	16,699	14,214	13,358

Total Noninterest Expense	43,324	39,770	37,687

Income Before Income Taxes	8,584	14,502	12,311
Income Taxes (Note 9)	2,584	4,865	3,931

Net Income	$6,000	$9,637	$8,380

Earnings Per Share:
Basic	$0.71	$1.13	$0.98
Diluted	$0.71	$1.12	$0.97

Weighted Average Shares Outstanding:
Basic	8,480,621	8,547,282	8,576,109
Diluted	8,509,679	8,587,537	8,620,713
Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements
Of Changes in Shareholders’ Equity

						Accumulated
				Directors’		Other	Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Shareholders’
(In thousands, except for shares)	Shares	Amount	Capital	Plan	Earnings	Income (Loss)	Equity

Balances at December 31, 2003	8,548,942	$42,745	$10,205	$(1,101)	$35,702	$1,009	$88,560
Net Income					8,380		8,380
Change in unrealized gain on securities available for sale, net of deferred tax effect						(1,095)	(1,095)

Comprehensive income							7,285
Cash dividends declared on common stock					(5,490)		(5,490)
Common stock issued for stock options exercised	61,042	305	479				784
Common stock acquired	(19,800)	(99)	(202)	(96)			(397)

Balances at December 31, 2004	8,590,184	$42,951	$10,482	$(1,197)	$38,592	$(86)	$90,742

Net Income					9,637		9,637
Change in unrealized gain on securities available for sale, net of deferred tax effect						(1,225)	(1,225)

Comprehensive income							8,412
Cash dividends declared on common stock					(5,805)		(5,805)
Common stock issued for stock options exercised	40,257	201	283				484
Common stock acquired	(106,408)	(532)	(1,335)	(137)			(2,004)

Balances at December 31, 2005	8,524,033	$42,620	$9,430	$(1,334)	$42,424	$(1,311)	$91,829

Net Income					6,000		6,000
Change in unrealized gain on securities available for sale, net of deferred tax effect						423	423
Change in accounting for the unfunded portion of pension and other post retirement benefit plans, net of deferred tax effect						(1,372)	(1,372)

Comprehensive income							5,051
Cash dividends declared on common stock					(5,755)		(5,755)
Stock-based compensation expense			172				172
Common stock issued for stock options exercised	28,511	143	181				324
Common stock acquired	(129,934)	(650)	(1,606)	(56)			(2,312)

Balances at December 31, 2006	8,422,610	$42,113	$8,177	$(1,390)	$42,669	$(2,260)	$89,309

Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Cash Flows

	Years Ended December 31
(In thousands)	2006	2005	2004

CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$6,000	$9,637	$8,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,008	2,011	2,065
Securities premium amortization and discount accretion, net	126	116	120
(Increase) decrease in loans held for sale	6,839	(382)	2,275
Deferred income taxes	(1,201)	75	111
Increase (decrease) in income taxes payable	(699)	27	61
Increase in income earned but not received	(757)	(1,121)	(83)
Increase in interest accrued but not paid	397	659	250
Net (increase) decrease in other assets	1,406	(3,754)	91
Net increase (decrease) in other liabilities	(149)	1,015	162
Provision for loan losses	5,510	3,219	3,017
Stock-based compensation	172	0	0
(Gain) loss on sale of premises and equipment	(545)	14	31

Net cash provided by operating activities	19,107	11,516	16,480

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of securities held to maturity	(4,747)	(4,052)	(4,180)
Proceeds from maturities of securities held to maturity	2,258	5,154	4,713
Purchases of securities available for sale	(39,783)	(22,411)	(59,896)
Proceeds from maturities of securities available for sale	23,865	20,235	49,357
Net increase in loans made to customers	(15,805)	(45,571)	(53,916)
Purchases of premises and equipment	(2,677)	(4,029)	(4,622)
Proceeds from sale of premises and equipment	723	36	87
Net (increase) decrease in federal funds sold	9,510	(2,109)	(11,640)

Net cash used for investing activities	(26,656)	(52,747)	(56,817)

CASH FLOW FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	(7,042)	35,054	12,479
Net increase in time deposits	2,552	64,844	7,294
Net increase (decrease) in securities sold under agreements to repurchase	(709)	121	(496)
Proceeds from long-term debt	227,000	98,000	152,000
Payments on long-term debt	(207,000)	(140,000)	(127,000)
Dividends paid	(5,755)	(5,805)	(5,490)
Proceeds from issuance of common stock	324	484	784
Common stock acquired	(2,312)	(2,004)	(397)

Net cash provided by financing activities	7,058	50,694	39,174

Increase (decrease) in cash and cash equivalents	(491)	9,463	(1,163)
Cash and cash equivalents at the beginning of the years	46,985	37,522	38,685

Cash and cash equivalents at the end of the years	$46,494	$46,985	$37,522

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest	$23,179	$16,068	$10,117
Income taxes	4,270	5,000	3,878
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$1,952	$4,435	$2,115
Unrealized gain on securities available for sale:
Change in securities available for sale	689	(1,993)	(1,782)
Change in deferred income taxes	(266)	768	687
Change in shareholders’ equity	423	(1,225)	(1,095)
Notes to consolidated financial statements are an integral part hereof.

Notes To Consolidated Financial Statements
As of or for the Years Ended December 31, 2006, 2005 and 2004
Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

Loans
Loans are generally carried at the principal amount outstanding, net of deferred loan fees and certain direct origination costs on originated loans and unamortized discounts and premiums on purchased loans. Mortgage loans held for sale are carried at the lower of cost or market value, as determined by outstanding commitments from investors. Loan origination fees and origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Discounts and premiums on any purchased commercial, residential real estate and consumer loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments of principal and interest as they become due.
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
Income Taxes
The provision for income taxes is based on income and expenses and assets and liabilities for financial statement purposes. Deferred income taxes are computed under the provisions of SFAS No. 109, “Accounting for Income Taxes”.
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

Stock-Based Compensation
Effective January 1, 2006, Bancshares adopted the fair value method of accounting for stock-based compensation arrangements in accordance with SFAS 123(R) using the modified prospective method of transition. Under the provisions of SFAS 123(R), the estimated fair value of share-based awards granted under the Comprehensive Equity Compensation Plan for Directors and Employees (“Comprehensive Benefit Plan”), discussed in Note 15 – Capital Stock, is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption that remain unvested on the date of adoption.
Prior to January 1, 2006, Bancshares accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with APB 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized since the stock options were granted with exercise prices equal to the market value on the date of grant.
Pursuant to the provisions of SFAS 123(R), Bancshares recorded $172,000, or less than $0.01 per diluted share of total stock-based compensation expense during 2006. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related options. This expense had no impact on Bancshares’ reported cash flows. The stock-based compensation expense for the twelve months ended December 31, 2006 is reported under personnel expense. During the twelve-month period ended December 31, 2005, Bancshares recorded no stock compensation expense pursuant to APB 25.
Under the modified prospective method of transition under SFAS 123(R), Bancshares is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS 123(R). Therefore, the results as of December 31, 2006 are not directly comparable to the same period in the prior year.
As required by SFAS 123(R), Bancshares has presented pro forma disclosures of its net income and net income per share for the prior year period assuming the estimated fair value of the options granted prior to January 1, 2006 was amortized to expense over the option-vesting period as illustrated below (In thousands, except per share amounts).

	Years Ended December 31
	2005	2004

Net income, as reported	$9,637	$8,380
Less, total equity-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	388	326

Pro forma net income	$9,249	$8,054

	Years Ended December 31
	2005	2004

Earnings Per Share:
Basic – as reported	$1.13	$0.98
Basic – pro forma	1.08	0.94
Diluted – as reported	1.12	0.97
Diluted – pro forma	1.08	0.93
To determine the above pro forma amounts, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31
	2006	2005	2004

Dividend yield	4.01%	3.78%	3.67%
Risk-free interest rate	4.50%	4.25%	3.63%
Expected stock volatility	18.69%	21.01%	25.17%
Expected years until exercise	7.80	7.26	6.82
There were 47,000 options granted during 2006. As of December 31, 2006, there was $273,000 of total unrecognized compensation expense related to stock option arrangements granted under the Comprehensive Benefit Plan. This expense will be fully amortized by December of 2010.
Accounting for Derivatives
The Bank accounts and reports for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). SFAS 133 requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to accumulated other comprehensive income and/or current earnings, as appropriate. As of the date of this report, Bancshares only used fair value hedging. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged liability are recorded in current period net income. If a derivative has ceased to be highly effective, hedge accounting is discontinued prospectively.
Note 2 — REGULATORY RESTRICTIONS
Bancshares and the Bank are subject to certain requirements imposed by state and federal banking statutes and regulations.
The Bank is required to maintain a certain weekly average clearing account balance with the Federal Reserve Bank of Richmond. The required weekly average clearing account balance for the years ended December 31, 2006 and 2005 were $175,000 and $56.000 million, respectively. The amount is negotiated by the Bank with the Federal Reserve Bank of Richmond.
Certain regulatory requirements restrict the lending of funds by and between Bancshares and the Bank and the amount of dividends which can be paid to Bancshares by the Bank. On December 31, 2006, the Bank had available retained earnings of $68.184 million for the payment of dividends without obtaining prior regulatory approval.
The Bank is a member of the FHLB. Member institutions are required to maintain an investment in the common stock of the FHLB based on the member’s outstanding loan amount with the FHLB. Member institutions must also maintain adequate collateral in qualifying 1-4 family residential loans and other loans that meet the guidelines of the FHLB. At December 31, 2006, the Bank owned $5.235 million of FHLB common stock.
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

At December 31, 2006, the most recent notifications from regulatory authorities categorized Bancshares and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed Bancshares’ or the Bank’s well capitalized status. Management believes that Bancshares and the Bank meet all capital adequacy requirements to which they are subject.
The Bank’s capital amounts and ratios approximate Bancshares’ capital amounts and ratios, which are summarized as follows (Dollars in thousands):

					Minimum Ratios
					For Capital	To Be
	Capital Amount		Ratio		Adequacy	Well
	2006	2005	2006	2005	Purposes	Capitalized*

Total capital to risk-weighted assets	$100,641	$101,088	12.57%	12.53%	8.00%	10.00%
Tier I capital to risk-weighted assets	91,077	92,648	11.37	11.48	4.00	6.00
Tier I capital to average assets	91,077	92,648	9.27	9.50	3.00	5.00

*	under Prompt Corrective Action provisions
Note 3 — INVESTMENT SECURITIES
The valuations of investment securities as of December 31, 2006 and 2005 were as follows (In thousands):

	2006 — Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State, county and municipal securities	$29,893	$517	$384	$30,026

	2006 — Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency obligations	$110,920	$75	$1,418	$109,577
State, county and municipal securities	2,525	0	101	2,424
Equity securities	5,235	0	0	5,235

Total	$118,680	$75	$1,519	$117,236

	2005 — Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State, county and municipal securities	$27,427	$505	$329	$27,603

	2005 — Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency obligations	$96,040	$45	$2,051	$94,034
State, county and municipal securities	2,612	0	128	2,484
Equity securities	4,214	0	0	4,214

Total	$102,866	$45	$2,179	$100,732

The following table shows United States government agency obligations and municipal securities unrealized losses and fair value, aggregated by length of time individual securities have been in a continuous loss position at December 31, 2006. The current year unrealized losses on these securities are the result of volatility in the market during 2006. Management believes that all unrealized losses are temporary considering the credit ratings on these investment securities.

	Less than 1 Year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency obligations	$13,986	$35	$73,536	$1,383	$87,522	$1,418
State, county and municipal securities	5,092	207	6,999	278	12,091	485

Total securities	$19,078	$242	$80,535	$1,661	$99,613	$1,903

The following is a maturity schedule of investment securities at December 31, 2006 by contractual maturity (In thousands):

	Securities Held		Securities Available
	to Maturity		for Sale
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Debt securities:
Due in one year or less	$1,883	$1,891	$18,627	$18,429
Due after one year through five years	2,536	2,588	92,997	91,777
Due after five years through ten years	15,354	15,546	1,455	1,439
Due after ten years	10,120	10,001	366	356

Total debt securities	29,893	30,026	113,445	112,001
Equity securities	0	0	5,235	5,235

Total securities	$29,893	$30,026	$118,680	$117,236

The Bank owned stock in FHLB with book and market values of $5.235 million and $4.214 million at December 31, 2006 and 2005, respectively. The stock is included in equity securities and classified as available for sale.
A recap of the sales and maturities of held to maturity securities follows (In thousands):

	Years Ended December 31
	2006	2005	2004

Proceeds from sales and maturities	$2,258	$5,154	$4,713
Gross realized gains	0	0	0
Gross realized losses	0	0	0
A recap of the sales and maturities of available for sale securities follows (In thousands):

	Years Ended December 31
	2006	2005	2004

Proceeds from sales and maturities	$23,865	$20,235	$49,357
Gross realized gains	0	0	0
Gross realized losses	0	0	0
Investment securities with amortized costs of $103.386 million and $92.705 million and market values of $102.219 million and $91.101 million as of December 31, 2006 and 2005, respectively, were pledged to secure public deposits and for other purposes.

Note 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans are summarized as follows (In thousands):

	December 31
	2006	2005

Commercial, financial, and agricultural	$279,372	$288,240
Real estate-construction	59,959	38,179
Real estate-mortgage	357,772	354,322
Installment loans to individuals	60,953	72,336
Lease financing	363	403
Other	1,559	1,918

Total loans, net of unearned income	$759,978	$755,398

Nonperforming assets are summarized as follows (In thousands):

	December 31
	2006	2005

Nonaccrual loans	$3,686	$929
Restructured loans	133	856
Loans past due 90 days or more	2,103	1,911

Total nonperforming loans	5,922	3,696
Foreclosed real estate	3,969	4,391

Total nonperforming assets	$9,891	$8,087

Impaired loans and related information are summarized in the following tables (In thousands):

	December 31
	2006	2005	2004

Loans specifically identified as impaired	$10,446	$8,937	$3,484

Allowance for loan losses associated with impaired loans	$1,973	$1,101	$939

	Years Ended December 31
	2006	2005	2004

Average balances of impaired loans for the years	$8,905	$6,887	$6,415

Interest income recorded for impaired loans	$531	$453	$261

An analysis of the changes in the allowance for loan losses follows (In thousands):

	Years Ended December 31
	2006	2005	2004

Balances at beginning of years	$8,440	$7,962	$7,846
Provision for loan losses	5,510	3,219	3,017
Recoveries of amounts previously charged off	1,061	498	745
Loans charged off	(5,447)	(3,239)	(3,646)

Balances at end of years	$9,564	$8,440	$7,962

Bancshares’ policy for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. Bancshares generally considers loans 90 days or more past due and all nonaccrual loans to be impaired.
At December 31, 2006, Bancshares had no significant commitments to loan additional funds to the borrowers of impaired loans.

Note 5 — PREMISES AND EQUIPMENT
The following is a summary of premises and equipment (In thousands):

	December 31
	2006	2005

Land	$4,237	$4,388
Building	12,945	11,816
Equipment	20,671	18,968
Leasehold improvements	776	1,061

	38,629	36,233
Less, accumulated depreciation	18,781	16,875

Total	$19,848	$19,358

Note 6 — TIME DEPOSITS AND SHORT-TERM BORROWED FUNDS
The scheduled maturities of time deposits at December 31, 2006, were as follows (In thousands):

Year	Amount

2007	$269,842
2008	10,108
2009	3,199
2010	26
2011	107

$283,282

Short-term borrowed funds outstanding consisted of securities sold under agreements to repurchase. These short-term borrowings by the Bank are collateralized by U.S. Government agency obligations with amortized cost of $5.011 million and market value of $4.928 million at December 31, 2006. The securities collateralizing the short-term borrowings have been delivered to a third party custodian for safekeeping. The following table presents certain information for securities sold under agreements to repurchase (In thousands):

	2006	2005	2004

Balance at December 31	$948	$1,657	$1,536

Average daily balance outstanding during the year	$1,040	$1,308	$1,300

Average interest rate paid during the year	1.27%	0.89%	0.71%

Note 7 — BORROWINGS
The Bank has established secured credit availability with the FHLB totaling approximately $160.604 million at year-end. At December 31, 2006 and 2005, the outstanding balances under this arrangement were $73.000 million and $53.000 million, respectively. For 2006 and 2005, the effective interest rates incurred were 5.29% and 4.75%, respectively. Maturities are as follows (In thousands):

Year	Amount

2007	$42,000
2008	0
2009	0
2010	18,000
2011	13,000
Thereafter	0

$73,000

Borrowings under this line of credit are secured by the Bank’s stock in the FHLB and a blanket floating lien on certain qualifying 1-4 family mortgage loans as well as other qualifying loans.
The Bank has obtained one $10.000 million and one $20.000 million irrevocable letters of credit, which will expire on May 10, 2015 and September 3, 2014, respectively. These letters of credit were issued by the FHLB in favor of the State of North Carolina to secure public deposits.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon or fully utilized, the total commitment amounts do not necessarily represent future cash requirements. Collateral, if deemed necessary, is determined on a case-by-case basis and is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. Unfunded commitments to extend credit totaled $210.118 million at December 31, 2006. The Bank determines the fair value of these commitments using an estimation of the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. However, the Bank does not charge a fee on a commitment to extend credit; therefore, the carrying amount and estimated fair value of such commitments were zero at December 31, 2006 and 2005.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates and may require payment of a fee. The credit risk involved is essentially the same as that involved in extending loan commitments to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. Standby letters of credit totaled $4.242 million at December 31, 2006. The Bank determines the fair value of standby letters of credit by using an estimation of fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the present creditworthiness of the counterparties. At December 31, 2006 and 2005, the Bank had standby letters of credit with estimated fair values of $16,000 and $24,000, respectively.
The following table summarizes outstanding unfunded commitments at December 31, 2006 and 2005 (In thousands):

(In thousands)	2006	2005

Loan commitments	$189,770	$200,404
Credit card lines	20,348	20,980
Standby letters of credit	4,242	5,831

Total unused commitments	$214,360	$227,215

The Bank and Peoples Finance together grant commercial, installment and mortgage loans to customers throughout their service area. The Bank and Peoples Finance have a diversified loan portfolio with no specific concentration of credit risk. The Bank does have a concentration of credit risk by maintaining cash balances with other banks, which are $33.972 million in excess of FDIC limits and has federal funds sold of $6.845 million at December 31, 2006.
Neither Bancshares nor any of its subsidiaries are involved in any material pending legal proceedings.
Note 9 — INCOME TAXES
The components of income tax expense (benefits) are as follows (In thousands):

	Years Ended December 31
	2006	2005	2004

Current	$3,785	$4,790	$3,820

Deferred:
Allowance for loan losses	(433)	(185)	(44)
Depreciation	114	173	84
Pension	(500)	70	(11)
Deferred compensation	(40)	30	(70)
Deferred income	(359)	(33)	112
Other	17	20	40

Subtotal	(1,201)	75	111

Total	$2,584	$4,865	$3,931

A reconciliation of the federal statutory tax rate to the effective tax rate follows:

	Years Ended December 31
	2006	2005	2004

Federal statutory tax rate	34.0%	34.2%	34.0%
Tax exempt interest income	(5.2)	(3.5)	(4.2)
Nonqualified options exercised	(0.4)	(0.1)	(0.3)
Disallowed interest expense	0.9	0.4	0.3
State taxes, net of federal tax benefit	(0.6)	1.9	2.0
Other	1.4	0.7	0.1

Effective tax rate	30.1%	33.6%	31.9%

The components of the net deferred tax asset follow (In thousands):

	December 31
	2006	2005

Unrealized loss on securities available for sale	$557	$823
Allowance for loan losses	3,687	3,254
Depreciation	(684)	(570)
Pension	30	(470)
Deferred compensation	514	474
Deferred income	(845)	(1,204)
Other	(30)	(13)

Subtotal	3,229	2,294
Valuation allowance	0	0

Total	$3,229	$2,294

During 2003, the Bank purchased an investment tax credit partnership interest for $540,000. The partnership is expected to yield $1.000 million in North Carolina state tax credits over the years 2003 to 2009. Bancshares accounts for tax credits using the flow-through method, thereby reducing income tax expense in the year in which the credits are received. Tax credit amounts were $228,478 for 2006, $185,000 for 2005 and $187,000 for 2004.
Note 10 — RELATED PARTY TRANSACTIONS
The Bank had loans outstanding to executive officers, directors and their affiliated companies. An analysis of the activity with respect to such aggregate loans to related parties is as follows (In thousands):

Amount

Balance at December 31, 2005	$8,385
New loans during the year	3,851
Repayments during the year	(4,882)

Balance at December 31, 2006	$7,354

Note 11 — INTANGIBLE ASSETS
The following tables summarize information about intangible assets which are included in Other Assets on the Consolidated Balance Sheets (In thousands):

	Years Ended December 31
	2006	2005	2004

Mortgage servicing rights:
Balances at beginning of years	$237	$280	$280
Mortgage servicing rights originated	36	110	181
Amortization of rights	(141)	(153)	(181)

Balances at end of years	$132	$237	$280

Total loans serviced at end of years	$73,775	$83,108	$90,892

Deposit premium:
Balances at beginning of years	$0	$19	$68
Amortization	0	(19)	(49)

Balances at end of years	$0	$0	$19

Goodwill:
Balances at beginning of years	$490	$490	$490
Impairment	0	0	0

Balances at end of years	$490	$490	$490

The summary of estimated amortization expense for existing intangibles, excluding goodwill, for the five years subsequent to 2006 follows (In thousands):

Year	Amount

2007	$86
2008	35
2009	9
2010	2
2011	0
Thereafter	0

$132

Note 12 — FAIR VALUE OF FINANCIAL INSTRUMENTS
SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that Bancshares disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for Bancshares’ financial instruments.
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
Deposit Liabilities
The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at December 31, 2006. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The estimated fair values of Bancshares’ financial instruments are as follows (In thousands):

	December 31
	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short term investments	$53,339	$53,339	$63,340	$63,340
Investment securities	147,129	147,262	128,159	128,335
Loans	759,978	737,915	755,398	755,699
Less allowance for loan losses	(9,564)	0	(8,440)	0

Net loans	750,414	737,915	746,958	755,699
Financial liabilities:
Deposits	817,683	812,885	822,173	817,192
Securities sold under agreements to repurchase	948	948	1,657	1,657
Borrowings from Federal Home Loan Bank	73,000	68,149	53,000	50,094
Note 13 — PENSION AND EMPLOYEE BENEFIT PLANS
Bancshares has a noncontributory defined benefit pension plan, which covers substantially all employees. The benefits are based on years of service and the average of the highest five consecutive years of compensation paid during the ten years preceding normal retirement. The Bank froze the plan for all participants with less than 30 years of service effective December 31, 2006. The freeze was accounted for in accordance with the provisions of SFAS 88. This transaction required a one time charge to income (which was added to pension expense) of $589,000 during the year ended December 31, 2006.

Bancshares has a plan to provide some healthcare benefits and life insurance for employees for the period between early retirement and normal retirement. Only those employees who retire after age 55 and have completed 10 years of service will be eligible for these benefits. The benefits are provided through a self-insured plan administered by an insurance company whose premiums are based on claims paid during the year.
Bancshares adopted the recognition and measurement date provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006. SFAS No. 158 requires that the funded status of defined benefit and other postretirement plans be fully recognized in the balance sheet. The incremental effects of applying the statement to certain line items in the balance sheet at December 31, 2006 are as follows:

	Before		After
	Application	Adjustments	Application

Pension liability (prepayment)	$(1,081)	$1,256	$175
Postretirement health care liability	686	298	984
Deferred income taxes	(152)	182	30
Accumulated other comprehensive income (net)	0	(1,372)	(1,372)
Total stockholder’s equity	0	(1,372)	(1,372)
The following tables set forth the changes in the projected benefit obligations and the fair value of plan assets for the Bank’s defined benefit pension plan and postretirement benefits provided for certain retired employees and the amounts recognized in the consolidated financial statements at December 31 (In thousands):

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005

Change in Benefit Obligation

Benefit obligation, beginning of year	$14,825	$13,054	$942	$961
Service cost	746	839	49	52
Interest cost	839	797	52	51
Actuarial gain (loss)	(191)	425	(29)	(90)
Participants’ contributions	0	0	14	10
Benefits paid to participants	(257)	(290)	(44)	(42)
Curtailment	(2,539)	0	0	0

Benefit obligation at end of year	$13,423	$14,825	$984	$942

Change in Plan Assets
Fair value, beginning of year	$11,439	$9,977	$0	$0
Actual return on plan assets	1,246	352	0	0
Participants’ contributions	0	0	14	10
Actual employer contributions	820	1,400	30	32
Benefits paid to participants	(257)	(290)	(44)	(42)

Fair value, end of year	$13,248	$11,439	$0	$0

Accrued (Prepaid) Benefit Cost
Funded status	$175	$3,384	$984	$942
Unrecognized net actuarial gain	0	(4,549)	0	(228)
Unrecognized prior service cost	0	(668)	0	0
Unrecognized transition asset	0	0	0	(82)

Net amount recognized in consolidated financial statements	$175	$(1,833)	$984	$632

	Pension Benefits			Postretirement Benefits
	Years Ended December 31			Years Ended December 31
	2006	2005	2004	2006	2005	2004

Net Periodic Benefit Cost
Service cost	$746	$839	$773	$50	$52	$53
Interest cost	839	797	725	51	52	55
Expected return on plan assets	(879)	(774)	(664)	0	0	0
Amortization of prior service cost	66	66	66	0	0	0
Transition obligation	0	0	0	10	10	10
Curtailment charge	589	0	0	0	0	0
Net actuarial loss	211	199	191	6	8	14

Net periodic benefit cost	$1,572	$1,127	$1,091	$117	$122	$132

The following table sets forth the projected benefits payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter (In thousands):

	Pension	Postretirement
	Benefits	Benefits

Estimated Benefits Payments for the Fiscal Year Ending:
December 31, 2007	$474	$73
December 31, 2008	545	81
December 31, 2009	584	90
December 31, 2010	681	74
December 31, 2011	720	84
December 31, 2012 – 2016	4,346	440

	Pension Benefits
	December 31
	2006	2005

Asset Allocation
Cash equivalent	10.2%	5.6%
Fixed income securities	31.8	37.5
Mutual Funds	3.8	4.1
Equity securities	53.8	52.3
Accrued income	0.4	0.5

Total	100.0%	100.0%

	2006	2005

Benefit Obligation Assumptions
Discount rate	5.75%	6.00%
Expected long-term rate return on assets	7.50	7.50
Rate of increase in compensation levels	4.50	5.50
Rate of increase in maximum benefits levels	4.50	5.00
Bancshares expects to contribute $500,000 to its pension plan in 2007.
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
The plan’s sponsor uses an expected annual rate of return on plan assets of 7.5% in determining the plan’s Net Periodic Pension Cost under SFAS No. 87, “Employers’ Accounting for Pensions.” This assumption is a long-term assumption, and the plan sponsor believes it is consistent with and within the reasonable range of the expected nominal returns for any portfolio with similar investment strategies.

	Postretirement Benefits
	December 31
	2006	2005

Assumed Health Care Cost Trend Rates
Health care cost trend assumed for next year	7.00%	8.00%
Ultimate trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2009	2009
Benefit Obligation Discount Rate Assumption	5.75%	6.00%
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (In thousands):

	1 Percentage	1 Percentage
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost	$14	$(12)

Effect on postretirement benefit obligation	$88	$(76)
Bancshares expects to pay $72,500 to cover claims under the postretirement plan in 2007.
The Bank and its subsidiaries have a defined contribution retirement plan covering substantially all employees with one year of service. Participating employees may contribute a percentage of their compensation to the plan, with the Bank and its subsidiaries matching a portion of the employee contribution. Prior to October 6, 2006 the Bank’s matching contribution was invested only in Bancshares common stock. Subsequent to this date the matching contribution is invested at the discretion of the participant from a list of approved equities. Bancshares’ stock held by the plan as of December 31, 2006 and 2005 was 249,838 and 153,142 shares, respectively. Total expense under the plan was $318,000, $294,000 and $271,000 for 2006, 2005, and 2004, respectively.
Note 14 — LEASES
The Bank is obligated under several lease agreements, which expire in 2007 through 2012. The leased property is for land, building, and equipment use. Rental payments under these leases amounted to $895,000, $505,000 and $504,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

A summary of non-cancelable lease commitments for the Bank follows (In thousands):

Year	Amount

2007	$1,133
2008	1,016
2009	588
2010	158
2011	67
2012	34

$2,996

Note 15 — CAPITAL STOCK
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
Common Stock
The common stock of Bancshares represents voting shares, and dividends on the common stock are paid at the discretion of the Board of Directors.
During 2006, 2005 and 2004, Bancshares repurchased common stock in the amounts of 17,458, 106,408, and 19,800 shares respectively, under a repurchase program authorized by the Board of Directors for up to 900,000 shares of common stock. As of May 16, 2006, Bancshares had repurchased a total of 708,955 shares under the previous plans. A new plan was approved by the Board of Directors effective May 17, 2006 for up to 400,000 shares which will expire May 31, 2008. As of December 31, 2006, Bancshares had repurchased a total of 112,476 shares under the new plan leaving an additional 287,524 shares available to be repurchased in future years.
Rights
On February 10, 1998, the Board of Directors of Bancshares declared a dividend distribution of one right (each, a “Right”) or (a) each outstanding share of Bancshares’ common stock at the close of business on March 10, 1998 and (b) each share of Bancshares’ common stock issued after March 10, 1998 until the earliest of the following dates (the “Distribution Date”): (i) 10 business days after a public announcement that a person or group acquired, or has obtained the right to acquire 20% or more of Bancshares’ outstanding shares of common stock (the “Stock Acquisition Date”); (ii) 10 business days after the beginning of a tender offer or exchange offer that would, if consummated, result in a person or group acquiring 20% or more of Bancshares’ outstanding common shares of stock; or (iii) 10 business days after the Board of Directors declares that a person or entity is an “Adverse Person,” which is generally defined as a person or entity who owns Bancshares’ common stock for purposes deemed by the Board to be detrimental to the best interests of Bancshares. A Right entitles its registered holder to purchase from Bancshares 0.01 of a share of common stock at a purchase price per full share of $100.00, subject to adjustment; provided, however, that all Rights that are, or were, beneficially owned by any person, group or entity who is a party to any event listed under (b)(i) or (b)(ii) in the immediately preceding sentence or who the Board of Directors declares to be an Adverse Person will be null and void.

The description and terms of the Rights are more particularly set forth in a Rights Agreement dated as of February 10, 1998 by and between Bancshares and Wachovia Bank, N.A., as rights agent (the “Rights Agreement”). Generally, Rights holders may exercise their Rights upon the occurrence of either of the following events (the “Trigger Dates”): (a) the Board determines that a person or entity is an Adverse Person or (b) a person or group becomes the beneficial owner of 25% or more of Bancshares’ common stock after Distribution Date. After the Trigger Dates, the Rights holders may exercise their Rights by (a) purchasing shares of Bancshares’ common stock in an amount equal to two times the exercise price of the Right or (b) at the Board’s discretion, receiving shares of Bancshares’ common stock that equal the difference between the exercise price of the Right and the value of the consideration that a Rights holder would pay under section(a) of this sentence. For example, if on the Trigger Dates, the exercise price of each Right is $100.00 per full share of Bancshares’ common stock, a Rights holder would have the right to (a) purchase $200.00 of Bancshares’ common stock for $100.00 or (b) at the Board’s discretion, receive $100.00 of Bancshares’ common stock without payment of any exercise price. In addition, at any time after the Stock Acquisition Date, if Bancshares is acquired in a merger or other business combination transaction or if 50% or more of Bancshares’ assets are sold or transferred, each Rights holder will have the right to purchase shares of the acquiring company’s common stock in an amount equal to two times the exercise price of the Right.
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

		December 31
	2006	2005	2004

Shares of common stock owned	84,340	81,718	74,183

Cost of common stock owned	$1,389,826	$1,333,701	$1,197,490

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
The following table summarizes information about outstanding and exercisable stock options at December 31, 2006:

	Weighted		Weighted		Weighted
Range of	Average		Average		Average
Exercise	Remaining	Number	Exercise	Number	Exercise
Prices	Life	Outstanding	Prices	Exercisable	Prices

$ 11.063 – 15.063	3.93	85,800	$14.163	85,800	$14.163
15.200 – 15.200	0.39	31,250	15.200	31,250	15.200
16.570 – 16.570	0.29	8,125	16.570	8,125	16.570
17.100 – 17.100	9.95	47,000	17.100	0	0.000
17.110 – 17.110	7.97	96,250	17.110	84,525	17.110
17.240 – 17.240	5.41	73,750	17.240	59,000	17.240
17.650 – 17.650	8.20	91,000	17.650	29,800	17.650
18.000 – 18.000	6.94	76,250	18.000	70,250	18.000
20.000 – 20.000	2.36	48,750	20.000	48,750	20.000
20.750 – 20.750	1.44	46,250	20.750	46,250	20.750

		604,425		463,750

A summary of the status of Bancshares’ stock-based compensation plans as of December 31, 2006 and 2005 and changes during the years then ended is presented below:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding at beginning of years	614,961	$17	581,364	$16
Granted	47,000	17	91,000	18
Exercised	(47,311)	14	(40,257)	12
Cancelled	(10,225)	13	(17,146)	12

Options outstanding at end of years	604,425	17	614,961	17

Options exercisable at end of years	463,750	17	461,345	17

Note 16 — QUARTERLY FINANCIAL DATA
Quarterly financial data for 2006 and 2005 is summarized below (in thousands, except per share data). The sum of the quarterly earnings per share amounts may not equal the annual earnings per share amounts due primarily to changes in the number of shares outstanding from quarter to quarter.

	2006				2005
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Interest income	$17,153	$17,287	$16,766	$16,117	$16,002	$15,780	$14,961	$13,682
Interest expense	6,723	6,495	5,815	5,162	4,913	4,574	3,910	3,329

Net interest income	10,430	10,792	10,951	10,955	11,089	11,206	11,051	10,353
Provision for loan losses	2,927	565	611	1,407	905	715	1,060	539

Net interest income after provision for loan losses	7,503	10,227	10,340	9,548	10,184	10,491	9,991	9,814
Noninterest income	3,938	3,567	3,586	3,199	3,651	3,398	3,481	3,262
Noninterest expense	11,154	10,200	11,688	10,282	10,112	10,087	9,808	9,763

Income before income taxes	287	3,594	2,238	2,465	3,723	3,802	3,664	3,313
Income taxes	(51)	1,219	692	724	1,248	1,302	1,234	1,081

Net income	$338	$2,375	$1,546	$1,741	$2,475	$2,500	$2,430	$2,232

Earnings per share:
Basic	$0.04	$0.28	$0.18	$0.20	$0.29	$0.29	$0.28	$0.26
Diluted	0.04	0.28	0.18	0.20	0.29	0.29	0.28	0.26
Note 17 — LSB BANCSHARES, INC. (PARENT COMPANY)
The condensed balance sheets for Bancshares as of December 31, 2006 and 2005, and the related condensed statements of income and cash flows for the years ended December 31, 2006, 2005 and 2004, are as follows (in thousands):
CONDENSED BALANCE SHEETS

	December 31
	2006	2005

Assets:
Cash	$306	$153
Investment in wholly-owned subsidiary	92,318	93,799
Other assets	504	637

Total assets	$93,128	$94,589

Liabilities and Shareholders’ equity:
Other liabilities	$1,558	$1,448
Shareholders’ equity	91,570	93,141

Total liabilities and Shareholders’ equity	$93,128	$94,589

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31
	2006	2005	2004

Dividends from subsidiary	$8,004	$5,805	$5,490
Other operating expense	351	283	207

Income before equity in earnings of subsidiary	7,653	5,522	5,283
Equity in earnings of subsidiary	(1,653)	4,115	3,097

Net income	$6,000	$9,637	$8,380

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2006	2005	2004

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$6,000	$9,637	$8,380
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	172	0	0
Change in investment in wholly-owned subsidiary	1,481	(4,115)	(3,097)

Net cash provided by operating activities	7,653	5,522	5,283

CASH FLOW FROM INVESTING ACTIVITIES:
(Increase) decrease in other assets	133	107	(7)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	324	484	784
Dividends paid	(5,755)	(5,805)	(5,490)
Common stock acquired	(2,312)	(2,004)	(397)
Increase in other liabilities	110	193	155

Net cash used for financing activities	(7,633)	(7,132)	(4,948)

Increase (decrease) in cash	153	(1,503)	328
Cash at beginning of years	153	1,656	1,328

Cash at end of years	$306	$153	$1,656

Note 18 — DERIVATIVES
Bancshares began using derivatives in the fourth quarter of 2005. The derivatives are being used in conjunction with the Bank’s sale of ICDs. ICDs do not pay periodic interest payments. Instead, any interest is paid at maturity and is calculated based on the positive price movements, if any, of the DJIA over the entire term of the ICD. The goal is to curtail the interest rate risk of the ICD to the Bank by engaging in “perfectly matched” hedges or option contracts tied to the underlying index with creditworthy hedge providers who will support the inherent performance of the ICD at maturity of the issuances.
This approach will mitigate any exposure to unintended market risk and essentially fix Bancshares’ cost of funds at inception for the term of the ICD without concern over the performance of the DJIA. Bancshares has also looked at the risk associated with any default in payment by the hedge providers. This risk is mitigated by all hedge providers having investment grade ratings. If the hedge providers fall below an investment grade rating, collateral must be posted. Bancshares uses multiple hedge providers to spread the risk, and all providers are publicly traded and have been in operation for over 60 years.
The following table reflects risk management derivative financial instruments for the years ended December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005
	Notional	Estimated	Notional	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Fair value liability hedges:
Interest rate options	$133	$25	$26	$3

Note 19 — SUBSEQUENT EVENTS
On February 27, 2007, the Board of Directors of Bancshares announced a definitive agreement to combine in a merger of equals with FNB Financial Services Corporation. The transaction is scheduled to be completed during the third quarter of 2007.
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
Bancshares’ management assessed the effectiveness of Bancshares’ internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
Based on this assessment, Bancshares’ management believes that, as of December 31, 2006, Bancshares’ internal control over financial reporting is effective.
Bancshares’ independent auditor, Turlington and Company L.L.P., has issued an audit report on management’s assessment of Bancshares’ internal control over financial reporting. This Report of Independent Registered Public Accounting Firm begins on page 37 in Item 8 above.
During the quarter ended December 31, 2006, there have been no changes in Bancshares’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancshares’ internal control over financial reporting.
Item 9B. Other Information.
Not Applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant.
Board of Directors of Bancshares

	Age as of		Director	Term
Name	March 15, 2007	Principal Occupation for the Past Five Years	Since	Expires
Michael S. Albert	52	President, CEO and Director, Billings Transportation Group, Inc.; Treasurer, Cargo Carriers, Inc.; Vice President, Metro Motor Express, Inc.; President, CEO and Director, Billings Express, Inc.; Vice President and Director, Billings Freight Systems, Inc.	1995	2007

Leonard H. Beck	71	Retired; Former President, Green Printing Company, Inc.	1995	2008

J. David Branch	60	Ophthalmologist in private practice	2006	2009

Robert C. Clark	52	President, FTS/Leesona (manufacturer, textile machinery), Member of the Winston-Salem City Council; Director, Winston-Salem Chamber of Commerce and Better Business Bureau	2005	2007

Samuel R. Harris	65	Physician, The Women’s Center of Lexington	1990	2008

Walter A. Hill, Sr.	67	CEO, Hill Oil Company, Inc.	1983	2007

Robert F. Lowe	64	Chairman, President and CEO, LSB Bancshares, Inc.; Chairman and CEO, Lexington State Bank; Chairman, Peoples Finance Company of Lexington, Inc., a subsidiary of the Bank; President and Director, LSB Investment Services, Inc., a subsidiary of the Bank	1983	2009

Mary E. Rittling	57	President, Davidson County Community College	2006	2009

David A. Smith	69	Owner and manager, Red Acres Dairy Farm	1990	2008

Robert B. Smith, Jr.	68	Attorney, The Smith Firm PLLC	1969	2007

Burr W. Sullivan	60	President and owner, Dorsett Printing and Lithograph Corporation	1987	2008

John W. Thomas, III	58	President, Riverwood, Inc. (specialty furniture manufacturer) since January 2004; Former President and CEO, Thomas Built Buses, Inc.	2004	2007

John F. Watts	48	Owner, Watts Realty	2005	2008

G. Alfred Webster	58	Retired; Former Executive Vice President and Director, Unifi, Inc. (manufacturer, textiles)	2006	2009

Julius S. Young, Jr.	59	President, Jay Young Management, Inc. (asset management)	1988	2009
Executive Officers of Bancshares
Robert F. Lowe (age 64 as of March 15, 2007) is the Chairman, President and Chief Executive Officer of Bancshares and Chairman and Chief Executive Officer of the Bank. Mr. Lowe joined the Bank in 1970 and was elected Vice President in 1973. He was elected Senior Vice President of the Bank in 1980 and Executive Vice President of the Bank in 1982. On January 1, 1984, he was elected President and Chief Executive Officer of Bancshares and the Bank, and on January 1, 1990, Mr. Lowe was elected Chairman of both Bancshares and the Bank. Mr. Lowe also serves as Chairman of Peoples Finance and President and a Director of LSBIS.
H. Franklin Sherron, Jr. (age 52 as of March 15, 2007) is the Vice President of Bancshares, having been elected to that position in April of 1991. Mr. Sherron joined the Bank in 1990 as Senior Vice President. He was elected Executive Vice President of the Bank in 1996 and was elected President of the Bank in 2002. Mr. Sherron is also President and a Director of Peoples Finance and Senior Vice President of LSBIS.
Monty J. Oliver (age 66 as of March 15, 2007) is the Secretary and Treasurer of Bancshares, having been elected to that position in April of 1991. Mr. Oliver joined the Bank as Vice President in 1978. He was elected Cashier of the Bank in 1980. In 1986, he was elected Senior Vice President of the Bank and in 1996 he was elected Executive Vice President of the Bank. Mr. Oliver is also Secretary and a Director of Peoples and Secretary and Assistant Treasurer of LSBIS.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the executive officers and directors of Bancshares and persons who beneficially own more than ten percent of the outstanding shares of common stock to file with the SEC reports disclosing their initial ownership of common stock, as well as subsequent reports disclosing changes in such ownership.
To Bancshares’ knowledge, based solely on a review of copies of such reports furnished to Bancshares and written representations from executive officers and directors, Bancshares believes that during the fiscal year ended December 31, 2006, all of its executive officers and directors complied with all applicable Section 16(a) filing requirements.
Code of Business Conduct and Ethics
Bancshares has maintained a written Code of Ethics for many years. The Board of Directors recently conducted its annual review and approved two codes, one entitled “Code of Business Conduct and Ethics” which applies to all directors, executives, officers and employees of Bancshares and all of its direct and indirect subsidiaries (the “General Code”), and one entitled “Code of Business Conduct and Ethics for CEO and Senior Financial Officers” which applies to Bancshares’ Chief Executive Officer and senior financial officers including Bancshares’ Chief Financial Officer and principal accounting officers (the “Officer Code”). Copies of both Codes of Ethics are available on Bancshares’ website, www.lsbnc.com. The General Code outlines many standards, including those related to addressing compliance with laws, regulations, policies and procedures; conflicts of interest; confidentiality; accuracy of financial statements and other records; and procedures for reporting violations of the General Code or any illegal or unethical business or workplace conduct. The Officer Code imposes additional policies on Bancshares’ CEO and senior financial officers concerning Bancshares’ accounting and financial reporting. Generally, the Officer Code requires those individuals to bring to the attention of the CEO and CFO, and in certain circumstances, the Audit Committee, any material information which comes to their attention that (1) affects disclosures made by Bancshares in its public filings; (2) demonstrates significant deficiencies in Bancshares’ internal controls; (3) concerns fraud or a violation of the General Code by management or employees with a significant role in financial reporting, disclosure or internal controls; or (4) involves a material violation of law, including securities laws. Under the Officer Code, the Board of Directors, or its designee, determines the appropriate actions to be taken in the event the Officer Code or the General Code is violated by the CEO or the senior financial officers, which actions may include termination of employment.
Changes in Shareholder Nominations of Directors
There were no material changes to the procedures by which shareholders may recommend nominees to Bancshares’ Board of Directors.
Audit Committee
Bancshares has a separately-designated standing Audit Committee established in accordance with the Exchange Act. The members of the Audit Committee are: Michael S. Albert, Chairman, Robert C. Clark, Samuel R. Harris, Walter A. Hill, Sr., Mary E. Rittling, Robert B. Smith, Jr., and Julius S. Young, Jr. The Audit Committee held 10 meetings in 2006. The Audit Committee’s primary responsibilities are to assist the Board in overseeing the accounting and financial reporting processes and the audits of the financial statements of Bancshares, including oversight of (1) the integrity of the financial reports and other financial information of

Bancshares; (2) compliance by Bancshares with legal and regulatory requirements; (3) Bancshares’ systems of internal controls regarding finance, accounting, legal compliance and ethics that management and the Board have established; (4) the structure, staffing and performance of Bancshares’ internal audit function; (5) the independence and performance of Bancshares’ registered public accounting firm engaged to audit and review Bancshares’ financial statements; and (6) Bancshares’ auditing, accounting and financial reporting processes generally. In addition, the Audit Committee has been appointed as Bancshares’ Qualified Legal Compliance Committee within the meaning of the Exchange Act and the rules and regulations of the SEC promulgated thereunder. As such, the Audit Committee is responsible for handling any reports of evidence of a material violation of the securities laws and conducting any investigation thereof that it deems appropriate. Further, the Audit Committee has been appointed to oversee treatment of, and any necessary investigation concerning, any employee complaints or concerns regarding Bancshares’ accounting and auditing matters.
On March 14, 2007, Bancshares conducted its annual review and approval of the Employee Complaint Procedures for Accounting and Auditing Matters, which encourages any employee with such complaints or concerns to report them, anonymously if they desire, to the Chair of the Audit Committee for investigation, and appropriate corrective action, if necessary. On March 14, 2007, the Audit Committee also conducted its annual performance evaluation and reviewed its written charter. The Audit Committee determined that it was discharging its duties as set forth in the charter and will recommend to the Board on March 20, 2007 that no charter revisions be made. A copy of the charter is available on Bancshares’ website, www.lsbnc.com. Each of the members of the Audit Committee is “independent” as determined by the Board under the applicable rules and listing standards of the Nasdaq Stock Market, Inc. and Section 10A(m) of the Exchange Act and the rules and regulations of the SEC promulgated thereunder. In addition, the Board of Directors has determined that Mr. Michael S. Albert, Chairman of the Audit Committee, is an “audit committee financial expert” within the meaning of applicable SEC regulations.
Item 11. Executive Compensation
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee is or has been an employee or an employee of Bancshares or any of its subsidiaries. None of our executive officers serve on the compensation committee or as a director of another entity of which an officer or director of Bancshares serves on the Compensation Committee.
Robert B. Smith, Jr., a director of Bancshares and Chairman of its Compensation Committee, is a member of a limited liability company that leases certain real estate to the Bank pursuant to a lease agreement dated August 1, 1999. The lease agreement expires July 31, 2009, subject to the Bank’s right to renew the lease for up to three additional terms of five years each. During 2006, this limited liability company received approximately $28,510 in rent for this real estate.
Compensation Disclosure and Analysis
Overview
The following Compensation Disclosure and Analysis (“CD&A”) provides information with respect to the compensation paid to Bancshares’ Chief Executive Officer, Robert F. Lowe, its Chief Financial Officer, Monty J. Oliver and to its other executive officer, H. Franklin Sherron, Jr.
Bancshares’ executive compensation program is administered by the Compensation Committee. Each member of the Compensation Committee is “independent” as determined by the Board under the rules and listing standards of the Nasdaq Stock Market, Inc. Additionally, each Compensation Committee member qualifies as a

“non-employee director” for purposes of Rule 16b-3 under the Exchange Act and as an “outside director” for purposes of Section 162(m) of the Code.
Bancshares’ executive compensation program consists of the following elements: salary, performance-based cash awards under the Management Incentive Plan (the Annual Incentive Plan prior to 2006), grants of options or other appropriate stock awards under the Comprehensive Benefit Plan, matching contributions under the Lexington State Bank Employees’ 401(k) Plan (the “Bank Savings Plan”), retirement benefits under the Lexington State Bank Employees’ Pension Plan (the “Pension Plan”), Employment Continuity Agreements, universal life insurance benefits, and group life, health and other insurance benefits. The above elements of each named executive officer’s compensation are not inter-related. For example, if the targeted Management Incentive award is not achieved, the executive’s base salary is not increased to make up the difference. Similarly, the value of previously granted options is not considered by the Committee in recommending the other elements of the compensation package. The Compensation Committee has exclusive discretion and authority to grant stock options or other appropriate stock awards under the Comprehensive Benefit Plan to the executive officers. The Compensation Committee has full and complete discretionary authority to administer the Management Incentive Plan (and had the same authority to administer the Annual Incentive Plan prior to 2006). The Compensation Committee recommends to the Bank’s Board of Directors the total compensation to be paid to executive officers.
Bancshares’ executive compensation program is designed to enable Bancshares to attract, retain and reward qualified executive officers. The Compensation Committee intends to keep compensation levels competitive with the compensation provided by banks of comparable size to the Bank (based on total assets). The Compensation Committee’s strategy is to maintain a structure within the executive compensation program that strengthens the links among executive compensation, Bancshares’ performance, individual performance of the executive officers and shareholder interests. In accordance with this strategy, the Compensation Committee on December 20, 2005, approved the Management Incentive Plan to provide performance-based compensation to selected management employees beginning in 2006. A copy of the Management Incentive Plan was filed with the SEC on December 23, 2005 as an exhibit to a Current Report on Form 8-K.
Compensation Program.
Base Salary. Executive officers receive a base salary for their services to Bancshares and its subsidiaries. Base salaries for executive officers are reviewed and approved by the Bank’s Board of Directors based upon recommendations by the Compensation Committee. Although there is no predetermined point at which the Compensation Committee targets salaries, the Compensation Committee recommends base salaries based upon a review of base salaries earned by executive officers within banks of comparable size (based on total assets). In determining base salaries, the Compensation Committee does not establish performance thresholds or other measures that directly relate base salaries to operating performance.
Incentive Compensation. Under the Management Incentive Plan, selected management employees have the opportunity to earn bonuses based on the achievement of specific corporate goals of Bancshares and/or individual performance goals. The Compensation Committee annually designates management employees eligible for participation in the Management Incentive Plan and determines each participant’s target bonus and the applicable performance objectives, adjustment factors and other measurement criteria that are used in calculating the actual bonus. Bonuses may range from $0.00 to 175% of the employee’s target. A participating employee’s actual bonus for a given year is determined at the end of the year according to the pre-determined formula. Bonuses are paid in cash immediately following the end of the year.
Incentive compensation awards granted under the Management Incentive Plan in 2006 were approved by the Compensation Committee based on each participant’s achievement of individual performance objectives which were established at the beginning of the year. These objectives were tied to measurements of corporate objectives, such as return on average equity, return on average assets, asset growth, core deposit growth, efficiency ratio and delinquency and charge off percentages, and, in some instances, other objectives that were specific to the executive officer’s job function. The maximum cash incentive award under the Management Incentive Plan is determined based on Bancshares’ net income and reflects the Compensation Committee’s commitment to maintaining a strong incentive compensation plan that is directly related to maximizing long-term shareholder value.
Stock Options. The Compensation Committee awards stock options to executive officers as a long-term incentive to align the executives’ interests with those of other shareholders and to encourage significant stock ownership. Under the Comprehensive Benefit Plan, the Compensation Committee has the flexibility to grant incentive stock options and non-qualified options, stock appreciation rights, restricted stock, restricted stock units, performance units, deferred stock and any other kind of stock-based award the Compensation Committee finds to be consistent with the purpose of the Comprehensive Benefit Plan. In practice, the Compensation Committee has granted to selected key employees options to purchase Bancshares’ Common Stock at a price equal to the fair market value of Bancshares’ Common Stock on the date of grant. The Compensation Committee has granted options to key employees who, in the judgment of the Compensation Committee, are in a position to materially affect the overall success of Bancshares and its subsidiaries by reason of the nature and extent of their duties. In deciding upon the option grant to executive officers, the Compensation Committee considers a number of factors, including Bancshares’ operating performance, the executive officer’s prior contributions and potential to contribute in the future, and practices of other banks of similar size with respect to granting options, although none of these factors is individually determinative.
The Bank Savings Plan. The Bank Savings Plan is a tax-qualified defined contribution plan designed to provide eligible employees of the Bank a vehicle for increasing their retirement savings. All Bank employees are eligible to participate in the Bank Savings Plan after attaining the age of 21 and completing 30 days of qualifying service; however, eligibility to receive the Bank’s matching contribution requires completing one year of qualifying service. Employees may join the Bank Savings Plan at the beginning of each calendar quarter. The executive officers of Bancshares participate in the Bank Savings Plan on the same basis as all other eligible employees of the Bank. Each eligible employee of the Bank may elect to contribute on a pre-tax basis to the Bank Savings Plan 2% to 25% of his or her compensation, subject to certain limitations imposed by the Code. Effective January 1, 2007, the Bank amended it’s matching contribution formula and is now obligated under the terms of the Bank Savings Plan to match 100% of each eligible employee’s pre-tax contributions on the first 3% deferral and 50% on the next 2% deferral, with a maximum match of 4%. The Bank Savings Plan is subject to certain IRS mandated nondiscrimination tests to ensure that the Average Contribution Percentage (“ACP”) for highly compensated participates does not exceed the relationship to the ACP of all non-highly compensated participants for the preceding plan year. For 2006, the maximum match for highly compensated participants was $6,600. The difference in the amounts contributed to the executive officer’s retirement plans as compared to the maximum match for 2006 was forfeited and will be applied to their respective 2007 plan contribution.
Pension Plan. The Bank maintains a tax-qualified defined benefit retirement plan (the “Pension Plan”). All employees of the Bank and certain affiliates accrue Pension Plan benefits after attaining the age of 21 and completing one qualifying year of service. Contributions to the Pension Plan are computed on an actuarial basis.
A participant’s normal retirement benefit under the Pension Plan at age 65 is an amount payable monthly for life equal to one-twelfth of the sum of (a) 0.9% of final average compensation multiplied by the years of credited service with the Bank and certain affiliates not to exceed 40 years, plus (b) 0.65% of final average compensation in excess of Social Security “covered compensation” multiplied by the years of credited service with the Bank and certain affiliates not to exceed 35 years. Participants who have at least 30 years of vesting service may receive an unreduced normal retirement benefit beginning at age 62. Final average compensation is the average of the participant’s five highest consecutive calendar years of compensation paid during the ten calendar years preceding retirement. Compensation for any calendar year includes total salary, wages, bonuses and incentive compensation, but excludes fringe benefits, income attributable to the exercise of stock options or other forms of equity compensation, and amounts in excess of applicable limits imposed by the Internal Revenue Service.
The Bank froze the Pension Plan for all participants with less than 30 years of service effective December 31, 2006. Although Mr. Lowe has more than 30 years of service with the Bank and qualified to continue his participation in the Pension Plan, he elected to have the Pension Plan freeze apply to himself as well. The freeze was accounted for in accordance with the provisions of SFAS 88. See the pension discussion under “Critical Accounting Policies” on page 17, and “Pension and Employee Benefit Plans” in Note 13 to the Consolidated Financial Statements beginning on page 56.
Employment Continuity Agreements
Bancshares has entered into an Employment Continuity Agreement with each of the named executive officers and with certain other employees of Bancshares and the Bank. Each of these agreements with the named executive officers is effective as of January 1, 2004 and amends and restates prior existing employment continuity agreements between Bancshares and the named executive officers.

The Employment Continuity Agreements (collectively, the “Employment Agreements”) provide for evergreen employment terms of three years for Mr. Lowe and two years for each of Messrs. Sherron and Oliver. Under their respective Employment Agreements, Mr. Lowe is entitled to an annual base salary of $325,000 and Messrs. Sherron and Oliver are entitled to annual base salaries of $205,000 and $203,000, respectively, each subject to adjustment from time to time. In addition, during their employment terms, each named executive officer is entitled to participate in the various employee benefit plans and fringe benefits offered by Bancshares from time to time. For additional information on the Employment Agreements, see “Potential Payments upon Termination or Change in Control” on page 78.
Other Benefits
Executive officers are entitled to participate in fringe benefit plans offered to employees including Health and Dental Insurance plans and Life, Accidental Death and Dismemberment and Long-Term Disability plans. In addition, executives receive the use of company vehicles and participate in the Supplemental Executive Retirement Plan (“SERP”), which is an additional life insurance policy provided to supplement the executives’ retirement income to reach a target percentage level of 70%, as determined by the Board of Directors.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the CD&A with management and has recommended that the CD&A be included in the proxy statement and this Form 10-K.

Robert B. Smith, Jr., Chair	John W. Thomas III
Michael S. Albert	G. Alfred Webster
Burr W. Sullivan	Julius S. Young, Jr.

Summary Compensation Table
The following table shows, for the fiscal years indicated, the cash compensation paid by Bancshares, as well as certain other compensation paid or accrued for those years, to (i) the Chief Executive Officer, Robert F. Lowe, (ii) the Chief Financial Officer, Monty J. Oliver and (iii) all other executive officers of Bancshares whose cash compensation exceeded $100,000 in the fiscal years indicated for services in all capacities.
SUMMARY COMPENSATION TABLE

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
Name and Principal				Stock	Option	Incentive Plan	Compensation	All Other
Position	Year	Salary[1]	Bonus[2]	Awards	Awards[3]	Compensation[4]	Earnings[5]	Compensation[6]	Total

Robert F. Lowe, Chief [7]	2006	$320,846	$0	$0	$28,182	$0	$157,405	$214,347	$720,780
Executive Officer	2005	307,000	0	0	0	107,018	155,681	242,082	811,781
	2004	307,000	0	0	0	0	117,456	232,156	656,612

Monty J. Oliver, Chief	2006	$200,692	$0	$0	$14,989	$0	$107,170	$9,206	$332,057
Financial Officer	2005	191,154	0	0	0	58,802	146,953	84,168	481,077
	2004	185,000	0	0	0	0	105,440	133,352	423,792

H. Franklin Sherron, Jr.,
President and	2006	$202,231	$0	$0	$14,989	$0	$50,619	$29,455	$297,294
Chief Operating	2005	191,154	0	0	0	71,586	31,407	22,586	316,733
Officer	2004	185,000	0	0	0	0	25,524	21,265	231,789

[1]	Actual base salary earned for the year. As of 2005, any adjustments to base salary are made in March of the following fiscal year.

[2]	Bancshares does not provide its executive officers with discretionary cash bonuses.

[3]	For 2006, the amount reported represents the amount expensed by Bancshares under SFAS 123(R). Starting on January 1, 2006, Bancshares is required to expense the estimated fair value of options granted under the Comprehensive Benefit Plan (described above in the CD&A) over the vesting period. Since SFAS 123(R) applies to those fiscal years beginning January 1, 2006, no expense was reported during the fiscal years ended December 31, 2004 and 2005. See “Stock Based Compensation” in Note 1 to the Consolidated Financial Statements on page 45 for the assumptions used in the valuation.

[4]	Represents amounts earned under the Management Incentive Plan described above in the CD&A. Amounts reported for the fiscal year ended December 31, 2005 represent amounts earned for the fiscal year ended December 31, 2005 but were paid in February of 2006.

[5]	Represents the aggregate change in the actuarial present value of the officer’s accumulated benefit under all defined benefit and actuarial pension plans from the pension plan measurement date used for financial statement reporting purposes. See Note 13 to the Consolidated Financial Statements on page 56.

[6]	The amounts reported in “All Other Compensation” are comprised of the following items:

Name and Principal		Life Insurance	401(k) Employer
Position	Year	Premiums[1]	Match[2]	Car

Robert F. Lowe, Chief Executive Officer	2006	$198,157	$10,000	$6,190
	2005	227,356	9,000	5,726
	2004	220,183	8,000	3,973

Monty J. Oliver, Chief Financial Officer	2006	$0	$7,785	$1,421
	2005	76,994	5,945	1,229
	2004	126,579	5,541	1,232

H. Franklin Sherron, Jr., President and	2006	$20,425	$8,215	$815
Chief Operating Officer	2005	15,823	5,948	815
	2004	15,144	5,355	766

[1]	Represents premiums paid on SERP insurance policies provided to Messrs. Lowe, Oliver and Sherron in order to attain certain retirement percentage levels as determined by the Board.

[2]	The maximum match for highly compensated participants in the Bank Savings Plan was $6,600 for 2006, $6,150 for 2005 and $6,150 for 2004. The differences in the amounts contributed by Bancshares to each executive’s plan in excess of the maximum match were forfeited by each executive and applied to future plan contributions.

[7]	Amounts reported for Mr. Lowe do not include compensation earned for services as Chairman of the Board of Directors. See “Director Compensation” on page 78 for amounts earned by Mr. Lowe for his services as Chairman of the Board of Directors.
Grants of Plan-Based Awards Table
The following table shows certain information for those grants of plan-base awards made by Bancshares to Messrs. Lowe, Oliver and Sherron during the fiscal year ended December 31, 2006.
GRANTS OF PLAN-BASED AWARDS

All Other
Option
									Awards:		Grant
								All Other	Number		Date
								Stock Awards:	of	Exercise	Fair
					Estimated Future Payouts			Number	Securities	or Base	Value of
		Estimated Future Payouts Under Non-			Under Equity Incentive Plan			of Shares	Under-	Price of	Stock
		Equity Incentive Plan Awards[1]			Awards			of Stock	lying	Option	and
		Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Option
Name	Grant Date	($)	($)	($)	($)	($)	($)	(#)	(#)	($/Sh)	Awards

Robert F. Lowe	—	NA	130,033	227,557	NA	NA	NA	NA	NA	NA	—
Monty J. Oliver	—	NA	67,360	117,880	NA	NA	NA	NA	NA	NA	—
H. Franklin Sherron, Jr.	—	NA	86,984	152,222	NA	NA	NA	NA	NA	NA	—

[1]	Represents amounts the executive officers were eligible to receive under the Management Incentive Plan. These amounts were not paid to the executive officers under the Management Incentive Plan for the fiscal year ended December 31, 2006, as the executive officers did not reach their respective pre-determined performance goals.
The base salary paid to Bancshares’ Chief Executive Officer, Robert F. Lowe, during 2006 reflects the base salary policies described above. Mr. Lowe’s 2006 salary was 112% of the median base salary paid to chief executive officers of banks of comparable size. The Compensation Committee believes that the base salary paid to Mr. Lowe gives fair consideration to his individual contributions and level of experience and is competitive with salaries paid to chief executive officers of banks of comparable size. Mr. Lowe’s base salary during 2006 reflected a 5.9% increase over his 2005 base salary. Mr. Lowe’s base salary represents 57.0% of the total compensation earned by Mr. Lowe for the fiscal year ended December 31, 2006. Mr. Lowe’s 2006 total compensation, which included his base salary and all other compensation, decreased 14.1% in relation to his 2005 total compensation. The decrease in Mr. Lowe’s 2006 total compensation is primarily due to $0 paid out under the 2006 Management Incentive Plan, as well as a decrease in life insurance premiums paid by Bancshares for 2006.

The base salary paid to Bancshares’ Chief Financial Officer, Monty J. Oliver, is recommended by Mr. Lowe to the Compensation Committee and approved by Bancshares’ Board of Directors. The 2006 base salary paid to Mr. Oliver was 129% of the median base salary paid to chief financial officers of banks of comparable size, and was based on his years of experience. Mr. Oliver’s base salary during 2006 reflected a 6.2% increase over his 2005 base salary. Mr. Oliver’s base salary represents 89.2% of the total compensation earned by Mr. Oliver for the fiscal year ended December 31, 2006. The Compensation Committee believes that the base salary paid to Mr. Oliver gives fair consideration to his individual contributions and level of experience and is competitive with salaries paid to chief financial officers of banks of comparable size. Mr. Oliver’s 2006 total compensation, which included his base salary and all other compensation, decreased 32.7% in relation to his 2005 total compensation. The decrease in Mr. Oliver’s total compensation is primarily due to $0 paid out under the 2006 Management Incentive Plan, as well as $0 paid in life insurance premiums due to Mr. Oliver aging out of the plan in July 2005.
The base salary paid to Bancshares’ President and Chief Operating Officer, H. Franklin Sherron, Jr., is recommended by Mr. Lowe to the Compensation Committee and approved by Bancshares’ Board of Directors. The 2006 base salary paid to Mr. Sherron was 110% of the median base salary paid to chief operating officers of banks of comparable size, and was based on his years of experience. Mr. Sherron’s base salary during 2006 reflected a 7.2% increase over his 2005 base salary. Mr. Sherron’s base salary represents 82.0% of the total compensation earned by Mr. Sherron for the fiscal year ended December 31, 2006. The Compensation Committee believes that the base salary paid to Mr. Sherron gives fair consideration to his individual contributions and level of experience and is competitive with salaries paid to executive officers of banks of comparable size. Mr. Sherron’s 2006 total compensation, which included his base salary and all other compensation, decreased 13.5% in relation to his 2005 total compensation. The decrease in Mr. Sherron’s 2006 total compensation is primarily due to $0 paid out under the 2006 Management Incentive Plan.
The references to “total compensation” discussed above for Messrs. Lowe, Oliver and Sherron exclude the amounts listed in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table above.
For performance during 2006, Bancshares awarded cash incentive compensation under the Management Incentive Plan totaling $36,532 to 14 participants. Of this amount, nothing was paid to Messrs. Lowe, Sherron and Oliver as they did not reach their respective pre-determined performance goals. Other participants in the Management Incentive Plan in 2006 were key employees who, in the judgment of the Compensation Committee, made a substantial contribution to the success of Bancshares and its subsidiaries and who the Compensation Committee believed should participate in that success and be motivated to contribute to future successes.
Pursuant to its authority under the Comprehensive Benefit Plan, on December 11, 2006, the Compensation Committee approved the grant of incentive stock options to purchase 49,000 shares of Bancshares’ Common Stock to employees of Bancshares and the Bank pursuant to the terms and conditions of a form Incentive Option Grant Agreement for each such employee. Incentive stock options were not granted to Messrs. Lowe, Sherron and Oliver during fiscal year 2006.
The Bank Savings Plan is subject to certain IRS mandated non-discrimination tests to ensure that the Average Contribution Percentage (“ACP”) for highly compensated participants does not exceed the relationship to the ACP of all non-highly compensated participants for the preceding plan year. For 2006, the maximum match for highly compensated participants was $6,600. The difference in the amounts contributed for Messrs. Lowe, Sherron, and Oliver as compared to the maximum match for 2006 was forfeited and will be applied to their respective 2007 plan contributions.
Salary and bonus as listed in the Summary Compensation Table above for Messrs. Lowe, Sherron and Oliver are included in total compensation to determine their level of benefits under the Pension Plan, subject to certain limitations imposed by the Code. As of December 31, 2006, annual payments under the Pension Plan would be based on final average compensation of approximately $362,000 for Mr. Lowe, $223,000 for Mr. Sherron and

$216,000 for Mr. Oliver. Years of credited service for Messrs. Lowe, Sherron and Oliver are as follows: Mr. Lowe (37); Mr. Sherron (16); and Mr. Oliver (28).
For information on material terms of each executive officer’s Employment Agreement, see “Employment Continuity Agreements” on page 71 and “Potential Payments upon Termination or change in Control” on page 78.
Outstanding Equity Awards at Fiscal Year-End Table
The following table shows certain information for those outstanding equity awards at December 31, 2006.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
									Equity	Equity
				Equity					Incentive	Incentive
				Incentive					Plan Awards:	Plan Awards:
				Plan Awards:				Market	Number of	Market or
	Number of		Number of	Number of				Value of	Unearned	Payout Value
	Securities		Securities	Securities			Number of	Shares or	Shares, Units	of Unearned
	Underlying		Underlying	Underlying			Shares or	Units of	or Other	Shares, Units
	Unexercised		Unexercised	Unexercised	Option		Units of Stock	Stock	Rights That	or Other
	Options		Options	Unearned	Exercise	Option	That Have	That Have	Have Not	Rights That
	(#)		(#)	Options	Price	Expiration	Not Vested	Not Vested	Vested	Have Not
Name	Exercisable		Unexercisable	(#)	($)	Date	(#)	($)	(#)	Vested ($)

Robert F. Lowe	12,500	[1]	0	NA	15.200	5/21/2007	NA	NA	NA	NA
	10,000	[2]	0	NA	20.750	6/09/2008	NA	NA	NA	NA
	10,000	[3]	0	NA	20.000	5/11/2009	NA	NA	NA	NA
	10,000	[4]	0	NA	15.063	5/09/2010	NA	NA	NA	NA
	10,000	[5]	0	NA	13.550	5/21/2011	NA	NA	NA	NA
	8,000	[6]	2,000	NA	17.240	5/30/2012	NA	NA	NA	NA
	6,000	[7]	4,000	NA	18.000	12/09/2013	NA	NA	NA	NA
	4,275	[8]	5,725	NA	17.110	12/21/2014	NA	NA	NA	NA
	2,000	[9]	8,000	NA	17.650	12/20/2015	NA	NA	NA	NA

Monty J. Oliver	6,250	[1]	0	NA	15.200	5/21/2007	NA	NA	NA	NA
	5,000	[2]	0	NA	20.750	6/09/2008	NA	NA	NA	NA
	5,000	[3]	0	NA	20.000	5/11/2009	NA	NA	NA	NA
	5,000	[4]	0	NA	15.630	5/09/2010	NA	NA	NA	NA
	5,000	[5]	0	NA	13.550	5/21/2011	NA	NA	NA	NA
	4,000	[6]	1,000	NA	17.240	5/30/2012	NA	NA	NA	NA
	4,000	[7]	1,000	NA	18.000	12/09/2013	NA	NA	NA	NA
	2,000	[8]	3,000	NA	17.110	12/21/2014	NA	NA	NA	NA
	1,000	[9]	4,000	NA	17.650	12/20/2015	NA	NA	NA	NA

H. Franklin Sherron, Jr.	6,250	[1]	0	NA	15.200	5/21/2007	NA	NA	NA	NA
	5,000	[2]	0	NA	20.750	6/09/2008	NA	NA	NA	NA
	5,000	[3]	0	NA	20.000	5/11/2009	NA	NA	NA	NA
	5,000	[4]	0	NA	15.630	5/09/2010	NA	NA	NA	NA
	5,000	[5]	0	NA	13.550	5/21/2011	NA	NA	NA	NA
	4,000	[6]	1,000	NA	17.240	5/30/2012	NA	NA	NA	NA
	4,000	[7]	1,000	NA	18.000	12/09/2013	NA	NA	NA	NA
	2,000	[8]	3,000	NA	17.110	12/21/2014	NA	NA	NA	NA
	1,000	[9]	4,000	NA	17.650	12/20/2015	NA	NA	NA	NA

[1]	Options granted on May 21, 1997, vesting 20% each year for 5 years, became fully vested on May 21, 2002.

[2]	Options granted on June 9, 1998, vesting 20% each year for 5 years, became fully vested on June 9, 2003.

[3]	Options granted on May 11, 1999, vesting 20% each year for 5 years, became fully vested on May 11, 2004.

[4]	Options granted on May 9, 2000, vesting 20% each year for 5 years, became fully vested on May 9, 2005.

[5]	Options granted on May 21, 2001, vesting 20% each year for 5 years, became fully vested on May 21, 2006.

[6]	Options granted on May 30, 2002, vesting 20% each year for 5 years, were 80% vested as of December 31, 2006.

[7]	Options granted on December 9, 2003, vesting 20% each year for 5 years, were 60% vested as of December 31, 2006.

[8]	Options granted on December 21, 2004, vesting 20% each year for 5 years, were 40% vested as of December 31, 2006.

[9]	Options granted on December 20, 2005, vesting 20% each year for 5 years, were 20% vested as of December 31, 2006.
Option Exercises and Stock Vested Table
The following table sets forth certain information related to options that were exercised by Messrs. Lowe, Oliver and Sherron during the fiscal year ended December 31, 2006.
OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares	Value Realized on
	Acquired on Exercise[1]	Exercise	Acquired on Vesting	Vesting
Name	(#)	($)	(#)	($)

Robert F. Lowe	12,500	53,375	0	0

Monty J. Oliver	6,250	27,063	0	0

H. Franklin Sherron, Jr.	6,250	26,688	0	0

[1]	Shares listed represent a stock swap.
Pension Benefits Table
The following table shows, for the fiscal year ended December 31, 2006, the pension benefits paid or earned by Messrs. Lowe, Oliver and Sherron.
PENSION BENEFITS

		Number	Present
		Of Years	Value of	Payments
		Credited	Accumulated	During Last
NAME	PLAN NAME	Service	Benefit	Fiscal Year
Robert F. Lowe	Lexington State Bank Employees’ Pension Plan	36.9	$1,018,877	$0.00
	Supplemental Executive Retirement Plan	36.9	773,253	0.00

Monty J. Oliver	Lexington State Bank Employees’ Pension Plan	28.4	$864,954	$0.00
	Supplemental Executive Retirement Plan	28.4	0	0.00

H. Franklin Sherron, Jr.	Lexington State Bank Employees’ Pension Plan	16.3	$198,784	$0.00
	Supplemental Executive Retirement Plan	16.3	122,999	0.00
As to the Bank Pension Plan:
1	Eligibility Requirements: Each Employee becomes a Participant on the Plan Entry Date on or next following the attainment of age 21 years and completion of 1 Year of Service.

2	The annual retirement benefit payable as a Life Annuity commencing at age 65 is calculated as follows:
•	0.9% of Final Average Compensation (FAC) multiplied by Years of Credited Service (max 40 years), plus

•	0.65% of Final Average Compensation in excess of Covered Compensation multiplied by Years of Credited Service (max 35 years). Final Average Compensation = average of the highest 5 consecutive Plan Years’ Compensation out of the last 10 Plan Years in which a Year of Credited Service was earned. Covered Compensation = the average of Social Security Taxable Wage Base for the 35-year period ending at the Participant’s Social Security Retirement Age.
3	Credited Service: Service shall equal total Years of Service with the Employer. Service prior to January 1, 1976 is based on a full Plan Year of Service. After January 1, 1976, a Year of Service is credited for each Plan Year in which an Employee works 1,000 hours.

4	Compensation included in the above formula includes the total compensation received by the Participant for the prior Plan Year, including any amounts deferred under a qualified 401(k), 403(b), or 125 plan. Excluded are amounts for other fringe benefits, reimbursements for expenses, automobile allowances, taxable values of employer paid group term life insurance, and any other special forms of payment.

5	Early Retirement: Eligibility is contingent upon the attainment of age 55 and the completion of 10 Years of Vesting Service. A Participant may retire on the first day of any month following attainment of eligibility. The amount of the monthly Early Retirement Benefit is the Participant’s Accrued Benefit reduced to reflect the early commencement of payments. The reduction is 1/180th for each of the first 60 months and 1/360th for each of the next 60 months by which the benefit commences prior to Normal Retirement Date. If the participant has at least 20 years of service, the early retirement reduction is 5% for each of the first 5 years and (approximately) 3% per year for each of the next 5 years by which the benefit commences prior to Normal Retirement Date. If the Participant is at least age 60 with at least 25 years of service at the early retirement date, the early retirement reduction is 4% per year prior to age 65. If the Participant is at least age 62 with at least 30 years of service, the early retirement reduction is zero.

6	The Pension Plan was frozen effective December 31, 2006, except for employees with at least 30 years of service. Although Mr. Lowe has more than 30 years of service, he is also subject to the plan freeze. Under the freeze, the benefit for affected employees will not be subject to additional service or compensation increases after December 31, 2006. All the named executive officers listed above are subject to the freeze.

7	The Present Value of the Accumulated Benefit is based on the accrued benefit at December 31, 2006, and the actuarial assumptions used for financial statement reporting. At December 31, 2006, these assumptions included a discount rate of 5.75% and longevity based on the RP-2000 Combined Mortality Table. At December 31, 2005, these assumptions included a discount rate of 6.0% and longevity based on the 1983 Group Annuity Mortality Table.
As to the Supplemental Executive Retirement Plan:
1	Eligibility Requirements: Participants are determined at the discretion of the Compensation Committee.

2	The annual retirement benefit payable is designed to provide 70% of the executive’s average compensation for the previous 5 consecutive years.

3	Compensation included in the above formula includes the total compensation received by the Participant for the prior Plan Year, including any amounts deferred under a qualified 401(k), 403(b), or 125 plan. Excluded are amounts for other fringe benefits, reimbursements for expenses, automobile allowances, taxable values of employer paid group term life insurance, and any other special forms of payment.

4	The Present Value of the Accumulated Benefit is based on the accrued benefit at December 31, 2006, and the actuarial assumptions used for financial statement reporting. At December 31, 2006, these assumptions included a discount rate of 5.75% and longevity based on the RP-2000 Combined Mortality Table. At December 31, 2005, these assumptions included a discount rate of 6.0% and longevity based on the 1983 Group Annuity Mortality Table.

5	Mr. Oliver was a participant in the plan from July 1984 until July 2005, when he aged out of the plan. Mr. Oliver is currently the sole owner of the life insurance policy that was used to fund the SERP.

Potential Payments upon Termination or Change in Control
Under the Employment Agreements discussed above, if the named executive officer’s employment terminates due to the employee’s disability, death, voluntary termination by the employee or termination by Bancshares for “cause” (as defined in the Employment Agreements) or for any other reason that does not constitute a “Covered Termination” (discussed below), the named executive officer is entitled to receive his annual base salary and vested rights to fringe benefits for the period prior to his termination of employment. If the named executive officer’s employment is terminated in a way that constitutes a “Covered Termination”, the named executive officer is entitled to receive his base salary and vested rights to fringe benefits for the period prior to such termination and monthly severance payments during the severance period (which is three years for Mr. Lowe and two years for each of Mr. Sherron and Mr. Oliver unless the termination occurs within six months after a change in control of Bancshares, in which case the severance period is three years instead of two years).
The monthly severance payment equals 1/12th of the named executive officer’s then annual base salary plus 1/12th of the amount of any bonuses or other taxable cash compensation other than annual base salary which was awarded to the named executive officer during the calendar year prior to his termination of employment. In addition, during the period when the named executive officer is receiving severance, Bancshares generally must reimburse the executive for the costs of premiums for the executive and his dependents to maintain continuation coverage under Bancshares’ group health plans. Bancshares’ obligation to make these severance payments is conditioned on the named executive officer’s compliance with a noncompete agreement. If the severance payments would result in the executive being subject to a section 4999 excise tax under the Code, the severance payments are automatically reduced to $1.00 less than three times the executive’s “base amount” (as defined in Code Section 208G(b)(3)) but only if the executive would be economically better off, on an after-tax basis, by such reduction. In addition, if the amounts to be paid to the executive under the Employment Agreement would cause the executive to receive a payment in violation of 12 C.F.R. §359 then, after seeking the approval of the Federal Deposit Insurance Corporation to nonetheless pay such amounts, if such approval is not forthcoming, such amounts will be limited so that no violation of the regulation will occur.
Generally, a “Covered Termination” is defined as the following: any termination by Bancshares without cause and without an offer of comparable employment with a successor employer or affiliated employer (as defined in the Employment Agreements), the named executive officer voluntarily terminates his employment for “good reason” (as defined in the Employment Agreements) within six months after the occurrence of the event (or the last in a series of events) constituting the good reason, or the named executive officer terminates his employment if Bancshares or its Board, without the named executive officer’s written consent, violates or takes direct action or inaction that would violate Bancshares’ code of ethics as in effect immediately prior to a change in control of Bancshares (as defined in the Employment Agreements).
In 2006, if a Covered Termination event occurred that was not the result of a change in control, then Mr. Lowe would have been entitled to receive total compensation of $1.979 million, Mr. Oliver would have been entitled to receive total compensation of $676,000 and Mr. Sherron would have been entitled to receive total compensation of $578,000. However, if a Covered Termination event occurred as a result of a change in control, then Mr. Lowe would have been entitled to receive total compensation of $1.979 million, Mr. Oliver would have been entitled to receive total compensation of $1.013 million and Mr. Sherron would have been entitled to receive total compensation of $867,000. All amounts are calculated based on each executive’s 2005 total compensation as shown in the Summary Compensation Table, excluding the amounts listed in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column, on page 72 and the amount of 2005 health insurance premiums paid by Bancshares, which totaled $3,678 for each executive.
Director Compensation
The following table shows, for the fiscal year indicated, the cash compensation paid by Bancshares, as well as certain other compensation paid or accrued for the year, to directors.

DIRECTOR COMPENSATION TABLE

					Change in
					Pension Value
	Fees			Non-Equity	and Nonqualified
	Earned or	Stock	Option	Incentive Plan	Deferred	All Other
	Paid in	Awards	Awards	Compensation	Compensation	Compensation[1]	Total
Name	Cash ($)	($)	($)	($)	Earnings ($)	($)	($)

Michael S. Albert	13,150	NA	0	NA	0	8,600	21,750
Leonard H. Beck	5,450	NA	0	NA	0	8,600	14,050
J. David Branch	3,300	NA	0	NA	0	6,450	9,750
Robert C. Clark	6,400	NA	0	NA	0	8,600	15,000
Samuel R. Harris	9,200	NA	0	NA	0	8,600	17,800
Walter A. Hill, Sr.	7,900	NA	0	NA	0	8,600	16,500
Robert F. Lowe [2]	4,200	NA	0	NA	0	8,600	12,800
Mary E. Rittling	3,550	NA	0	NA	0	6,450	10,000
David A. Smith	12,700	NA	0	NA	0	8,600	21,300
Robert B. Smith, Jr.	11,400	NA	0	NA	0	8,600	20,000
Burr W. Sullivan	12,650	NA	0	NA	0	8,600	21,250
John W. Thomas III	7,700	NA	0	NA	0	8,600	16,300
John F. Watts	5,450	NA	0	NA	0	8,600	14,050
G. Alfred Webster	3,550	NA	0	NA	0	6,450	10,000
Julius S. Young, Jr.	13,150	NA	0	NA	0	8,600	21,750

[1]	Amount listed represents (a) $5,000 for annual retainer fee and (b) $3,600 for one-half of the regular monthly meeting fees. The aggregate total goes towards the purchase of Bancshares’ Common Stock for each director. Mr. Branch, Ms. Rittling and Mr. Webster joined the Board of Directors in April 2006, therefore were eligible for 75% of this compensation.

[2]	Represents amounts earned by Mr. Lowe for his services as Chairman of the Board of Directors. For all other amounts paid by Bancshares to Mr. Lowe, see the Summary Compensation Table on page 72.
As compensation for serving on the Board of Directors of Bancshares, each member in 2006 received annual director fees of $12,200, plus $600 for each special Board meeting attended. The 2006 compensation was paid to each director as follows: (1) Bancshares paid $300 in cash to each director each month for attendance at regular meetings; and (2) Bancshares paid the balance ($8,600) to each director in shares of Common Stock of Bancshares based on the shares’ then-current fair market value (the “2006 Stock Compensation”). Bancshares paid the 2006 Stock Compensation to each director at one time, in full, during the first quarter 2006. The 2006 Stock Compensation was prorated for newly-elected directors and directors who retired during the year. Each non-management director also received a fee of $250 in cash for each committee meeting of Bancshares and the Bank that he or she attended. This fee was paid on the dates such committee meetings were held.
At its meeting on December 19, 2006, and upon the recommendation of the Compensation Committee, the Board approved a restated director compensation schedule for 2007. Pursuant to this schedule, each member of the Bancshares Board receives the following director fees and other compensation:
•	$300 in cash for each regular monthly meeting of the Board that the director attends, paid at the time of the meeting;

•	$300 for each regular monthly meeting of the Board scheduled for the year, converted into shares of Bancshares Common Stock based on the shares’ then-current fair market value (the “Board Stock Fees”). The total number of shares is determined in the first quarter, and the shares are delivered to directors at that time. If the director’s service on the Board terminates for any reason prior to the payment, the Board Stock Fee is prorated based on the number of regular monthly Board meetings attended during the year. For a director scheduled to retire during the year, the Board Stock Fee is prorated based on the number of regular monthly Board meetings prior to the scheduled retirement date. For a new director, the Board Stock Fee is prorated based on the number of regular monthly Board meetings remaining in the year and is paid as soon as practicable after the director’s election or appointment;

•
$5,000 annual retainer, converted into shares of Bancshares Common Stock based on the shares’ then-current fair market value (the “Board Retainer”). The number of shares is determined in the first quarter and the shares are delivered to the director at that time. If the director’s service on the Board terminates for any reason prior to the payment, the Board Retainer is prorated based on the number of regular monthly Board meetings attended during the year. For a director scheduled to retire during the year, the Board Retainer is prorated based on the number of regular monthly Board meetings prior to the scheduled retirement date. For a new director, the Board Retainer is prorated based on the number of full months remaining in the year after he assumes office, and is paid as soon as practicable thereafter;

•	$600 in cash for each called special meeting of the Board that the director attends, paid at the time of the meeting;

•	For each non-employee director serving as chairman of a standing committee of the Board, $1,000 annual retainer, paid in the first quarter in cash;

•	For each non-employee director serving on standing committees of the Board, $250 in cash for each meeting the committee member attends, paid at the time of the meeting; and

•	$600 in cash for each called special meeting of the Bank’s Board of Directors that the director attends, paid at the time of the meeting.
The Comprehensive Benefit Plan authorizes the Compensation Committee to give directors the right to defer payment of all or part of their compensation. Pursuant to this authority, on December 29, 2004, the Compensation Committee approved a form of director fee deferral agreement, a copy of which was filed with the SEC on December 29, 2004 as an exhibit to a Current Report on Form 8-K (the “Director Fee Deferral Agreement”). On December 20, 2005, the Compensation Committee determined that the form of Director Fee Deferral Agreement should be amended to address issues arising under the new federal income tax laws governing deferred compensation and approved an amended and restated form of Director Fee Deferral Agreement, a copy of which was filed with the SEC on December 23, 2005 as an exhibit to a Current Report on Form 8-K (the “Restated Director Fee Deferral Agreement”).
By entering into a Director Fee Deferral Agreement (with respect to 2006 Stock Compensation) or a Restated Director Fee Deferral Agreement (with respect to Board Stock Fees and Board Retainers), the director can elect to have all or a portion of his or her 2006 Stock Compensation, Board Stock Fees or Board Retainers deferred. Under the Director Fee Deferral Agreements and the Restated Director Fee Deferral Agreements (collectively the “Deferral Agreements”), Bancshares creates a bookkeeping account for the director and credits this account with a hypothetical number of shares of Common Stock (the “deferred stock units”) based on the amounts deferred and the shares’ then current fair market value. The number of deferred stock units credited to the director’s bookkeeping account is increased periodically to mimic the payment and reinvestment of dividends on Common Stock. Directors have only an unsecured contractual commitment of Bancshares to pay the amounts due under the Deferral Agreements. However, Bancshares maintains a “grantor” trust and makes contributions to this trust which may be used to pay future benefits under the Deferral Agreements. The Bank’s trust department serves as trustee of the trust, and in that capacity the Bank uses amounts contributed to the trust to purchase shares of Bancshares Common Stock. The trust has purchased, and subject to the availability of funds intends to continue to purchase, shares on the open market in an amount equivalent to the benefits that accrue under the Deferral Agreements. The assets of this trust are subject to the claims of Bancshares’ general creditors in the event of Bancshares’ insolvency.
The Deferral Agreements provide that the director’s account is paid in a single sum in the year following the year of the director’s separation from the Board, or at the director’s election in installments over five years. Under each arrangement a director may elect to receive installment payments only if the director is entitled to receive at least 1,000 shares. A director’s ability to elect installment payments under the Deferral Agreements is limited to comply with Section 409A of the Code. For instance, a director who elects to receive installment payments of his or her deferred compensation generally may not receive his or her first installment payment until at least five years after the date that the benefits would have otherwise been payable. When benefits are due under the Deferral Agreements, Bancshares instructs the trustee of the trust to pay such benefits to the director, in the form of Common Stock.
Under the Comprehensive Benefit Plan, the Compensation Committee has the flexibility to grant to directors non-qualified options, stock appreciation rights, restricted stock, restricted stock units, performance units, deferred stock and any other kind of stock-based award the Compensation Committee finds to be consistent with the purpose of the Comprehensive Benefit Plan. Pursuant to this authority, on December 21, 2004, the Compensation Committee recommended, and Bancshares’ Board of Directors approved, a Form Director Option Grant Agreement, a copy of which was filed with the SEC on December 23, 2004 as an exhibit to a Current Report on Form 8-K (the “Director Option Grant Agreement”). Under the terms of the form Director Option Grant Agreement, the exercise price per share of Common Stock for each option is the fair market value of the Common Stock on the date of grant. On December 21, 2004, the Board granted to each non-management director a ten-year option to purchase 1,250 shares of Common Stock pursuant to the terms and conditions of the form Director Option Grant Agreement.
On December 20, 2005, the Compensation Committee approved a form of stock appreciation rights award agreement for directors, a copy of which was filed with the SEC on December 23, 2005 as an exhibit to a Current Report on Form 8-K (the “Stock Appreciation Rights Award Agreement”). On the same date, the Compensation Committee awarded 1,000 stock appreciation rights to each non-employee director pursuant to the terms and conditions of the form Stock Appreciation Rights Award Agreement. Each stock appreciation right generally remains exercisable for five years. Each stock appreciation right entitles the grantee to receive, upon exercise, shares of Common Stock of Bancshares with a fair market value equal to the excess, if any, of (a) the fair market value of one share of Common Stock of Bancshares on the date of exercise over (b) the fair market value of one share of the Common Stock of Bancshares on the date of grant. The Compensation Committee did not grant stock options or award stock appreciation rights for directors in 2006.
Item 12. Security Ownership of Certain Beneficial Owners
Equity Compensation Plan Information
The following table sets forth certain information regarding outstanding options and shares for future issuance under equity compensation plans as of December 31, 2006. Individual equity compensation arrangements are aggregated and included within this table. This table excludes any plan, contract or arrangement that provides for the issuance of options, warrants or other rights that are given to Bancshares’ shareholders on a pro rata basis and any employee benefit plan that is intended to meet the qualification requirements of Section 401(a) of the Code.

	Number of Shares to be	Weighted-Average Exercise
	Issued Upon Exercise of	Price of Outstanding	Number of Shares
	Outstanding Options,	Options, Warrants and	Remaining Available for
Plan Category	Warrants and Rights	Rights	Future Issuance (1)
Equity Compensation Plans Approved by Shareholders	604,425	$17.3059	515,750

Equity Compensation Plans Not Approved by Shareholders	0	0	0

Total	604,425	$17.3059	515,750
Management’s Ownership of Common Stock
The following table sets forth information as of March 1, 2007 concerning the beneficial ownership of Common Stock by each director who held office during 2006 and each named executive officer (i.e., those named under the heading “Executive Officers of Bancshares” herein) and by all directors and executive officers as a group. Management is aware of no person who beneficially owns more than five percent of the outstanding shares of Bancshares’ Common Stock. According to rules promulgated by the Securities and Exchange Commission (the “SEC”), a person is the “beneficial owner” of securities if the person has or shares the power to vote them or to direct their investment, or has the right to acquire ownership of such securities within 60 days through the exercise of an option, warrant, right of conversion of a security or otherwise.

	Amount and Nature of	Percentage of
Name of Beneficial Owner	Beneficial Ownership (1)	Class (2)
Michael S. Albert	14,020	*
Leonard H. Beck	15,953	*
J. David Branch	5,845	*
Robert C. Clark	5,364	*
Samuel R. Harris	6,732	*
Walter A. Hill, Sr.	26,704	*
Robert F. Lowe	148,506	1.75%
Monty J. Oliver	68,748	*
H. Franklin Sherron, Jr.	84,239	1.00%
Mary E. Rittling	885	*
David A. Smith	23,588	*
Robert B. Smith, Jr.	20,009	*
Burr W. Sullivan	14,794	*
John W. Thomas, III	3,509	*
John F. Watts	8,141	*
G. Alfred Webster	1,472	*
Julius S. Young, Jr.	41,620	*
Directors and Executive Officers as a Group (17 total)	490,129	5.80%

*	Represents less than 1% of the outstanding Common Stock.

(1)	Unless otherwise noted, all shares are owned directly of record by the named individuals.
•
With respect to Mr. Albert, (a) 2,875 shares that may be exercised within 60 days under the Comprehensive Benefit Plan; (b) 721 shares owned by a trust for the benefit of Mr. Albert’s son, for which Mr. Albert is the trustee.

•	With respect to Mr. Beck, 2,875 shares that may be exercised within 60 days under the Comprehensive Benefit Plan.

•
With respect to Mr. Clark, (a) 1,000 shares that may be exercised within 60 days under the Comprehensive Benefit Plan; (b) 375 shares held by Mr. Clark as custodian for Mr. Clark’s daughter; and (c) 375 shares held by Mr. Clark as custodian for Mr. Clark’s son.

•	With respect to Mr. Harris, 2,875 shares that may be exercised within 60 days under the Comprehensive Benefit Plan.

•
With respect to Mr. Hill, (a) 2,875 shares that may be exercised within 60 days under the Comprehensive Benefit Plan; (b) 3,848 shares held jointly with Mr. Hill’s wife; (c) 2,879 shares held by Mr. Hill’s wife; (d) 776 shares held by the Bank as custodian for Mr. Hill’s wife, and (e) 1,395 shares held by Hill Oil Company, Inc., of which Mr. Hill is the CEO.

•	With respect to Mr. Lowe, (a) 72,775 shares that may be exercised within 60 days under the Comprehensive Benefit Plan; (b) 10,000 shares held by Mr. Lowe’s wife.

•	With respect to Mr. Oliver, (a) 37,250 shares that may be exercised within 60 days under the Comprehensive Benefit Plan; (b) 90 shares held by Mr. Oliver’s wife.

•
With respect to Mr. Sherron, (a) 37,250 shares that may be exercised within 60 days under the Comprehensive Benefit Plan; (b) 11,028 shares held by a limited partnership in which Mr. Sherron’s wife is a limited partner; (c) 115 shares held by certain trusts for the benefit of Mr. Sherron’s son, for which the Bank is the trustee; and (d) 6,040 shares held by certain trust for the benefit of Mr. Sherron’s sons, for which Mr. Sherron is the trustee.

•	With respect to Mr. Robert B. Smith, Jr., 2,875 shares that may be exercised within 60 days under the Comprehensive Benefit Plan.

•	With respect to Mr. David A. Smith, (a) 2,875 shares that may be exercised within 60 days under the Comprehensive Benefit Plan; (b) 316 shares held by Mr. Smith’s wife.

•
With respect to Mr. Sullivan, (a) 2,875 shares that may be exercised within 60 days under the Comprehensive Benefit Plan; (b) 3,202 shares held by Mr. Sullivan’s wife; (c) 459 shares held by the Bank as custodian for Mr. Sullivan’s wife.

•
With respect to Mr. Thomas, (a) 2,250 shares that may be exercised within 60 days under the Comprehensive Benefit Plan; (b) 650 shares held in a revocable trust for which Mr. Thomas’ wife is the trustee.

•
With respect to Mr. Watts, (a) 1,000 shares that may be exercised within 60 days under the Comprehensive Benefit Plan; (b) 577 shares held by Mr. Watts as custodian for Mr. Watts’ daughter; and (c) 439 shares held by Mr. Watts as custodian for Mr. Watts’ son.

•	With respect to Mr. Young, 2,875 shares that may be exercised within 60 days under the Comprehensive Benefit Plan.
(2)	Based upon 8,412,567 shares outstanding as of March 1, 2007. Assumes the exercise of only those stock options held as of March 1, 2007 with respect to the designated recipients.
Changes in Control
On February 26, 2007, the Board of Directors of Bancshares entered into a definitive agreement to combine in a merger of equals with FNB. The Merger is scheduled to be completed during the third quarter of 2007. See “Subsequent Events” in Item 1 on page 4 and in Note 19 to the Consolidated Financial Statements on page 65.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain directors, nominees for director and executive officers of Bancshares, companies with which directors, nominees for director or executive officers are associated, and/or the immediate family members of directors, nominees for directors and/or executive officer of Bancshares are customers of the Bank and as such may from time to time borrow funds from the Bank within prescribed limitations, including those imposed by Section 402 of the Sarbanes-Oxley Act of 2002. Any such loans and commitments are made in the ordinary course of business, on terms no more favorable to such borrowers, including interest rates and collateral, than those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectability or present to the Bank other unfavorable features. See “Compensation Committee Interlocks and Insider Participation” in Item 11 on page 68.
Director Independence
See “Board of Directors of Bancshares” in Item 10 above on page 66 for a complete list of each director of Bancshares. All members of the Board of Directors are “independent” as defined under the rules and listing standards of the Nasdaq Stock Market, Inc. All members of the Stock Option and Compensation Committee, the Audit Committee and the Corporate Governance and Nominating Committee are “independent” as defined under the rules and listing standards of the Nasdaq Stock Market, Inc.

Item 14. Principal Accounting Fees and Services.
Audit Fees Paid to Independent Auditors
The following table represents fees for professional services rendered by Turlington and Company, L.L.P. for the audit of Bancshares’ annual financial statements and review of Bancshares’ financial statements included in its Form 10-Q’s for the years ended December 31, 2006 and 2005 and fees billed for audit-related services, tax services and all other services rendered by Turlington and Company, L.L.P. for each of such years.

	Year Ended December 31,
	2006	2005

Audit Fees	$104,565	$98,786

Audit-Related Fees[1]	$35,000	$34,000

Tax Fees[2]	$13,000	$13,000

All Other Fees[3]	$56,788	$37,527

[1]	Represents amounts paid for the audits of Bancshares’ pension plan and 401(k) Plan.

[2]	Represents amounts paid for assistance in the preparation of Bancshares’ and the Bank’s various federal, state and local tax returns.

[3]	Represents amounts paid for assistance with Bancshares’ financial statement preparation, management incentive plan computations, consultation on option expensing issues, attendance at various meetings, pension plan changes and other miscellaneous assistance.
All audit related services, tax services and other services giving rise to the fees listed under “Audit-Related Fees”, “Tax Fees” and “All Other Fees” in the table above were pre-approved by the Audit Committee, which concluded that the provision of such services by Turlington and Company, L.L.P. was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s Charter provides for pre-approval of all audit and non-audit services to be provided by Bancshares’ independent auditors. The Charter authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services, provided that any such approvals are presented to the Audit Committee at its next scheduled meeting.

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

10.13*
Form of Employment Continuity Agreement effective as of January 1, 2004 between Bancshares and Kathy V. Richardson with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, which is incorporated by reference to Exhibit 10.9 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

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

10.25
Agreement and Plan of Merger by and between Bancshares and FNB Financial Services Corporation, which is incorporated by reference as Exhibit 2.1 of Bancshares’ Current Report on Form 8-K filed with the SEC on February 27, 2007 (SEC File No. 000-11448).

10.26
Agreement and Plan of Bank Merger by and between FNB Southeast, Lexington State Bank, Bancshares and FNB Financial Services Corporation, which is incorporated by reference as Exhibit 2.2 of Bancshares’ Current Report on Form 8-K filed with the SEC on February 27, 2007 (SEC File No. 000-11448).

21+	List of Subsidiaries at December 31, 2006.

23+	Consent of Turlington and Company, L.L.P.

31.1+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement.

+	Indicates the exhibit is being filed herewith.

[SIGNATURES BEGIN ON THE NEXT PAGE]

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSB BANCSHARES, INC.

By: Name:	/s/ Robert F. Lowe Robert F. Lowe
Title:	Chairman of the Board, President and Chief Executive Officer
Date:	February 20, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Robert F. Lowe	Director, Chairman, President and Chief Executive Officer	February 20, 2007

Robert F. Lowe	(Principal Executive Officer)

/s/ Monty J. Oliver	Secretary and Treasurer	February 20, 2007

Monty J. Oliver	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael S. Albert	Director	February 20, 2007

Michael S. Albert

/s/ Walter A. Hill, Sr.	Director	February 20, 2007

Walter A. Hill, Sr.

/s/ Robert B. Smith, Jr.	Director	February 20, 2007

Robert B. Smith, Jr.

/s/ John W. Thomas III	Director	February 20, 2007

John W. Thomas III

/s/ Robert C. Clark	Director	February 20, 2007

Robert C. Clark

/s/ Leonard H. Beck	Director	February 20, 2007

Leonard H. Beck

/s/ Samuel R. Harris, MD	Director	February 20, 2007

Samuel R. Harris, MD

/s/ David A. Smith	Director	February 20, 2007

David A. Smith

SIGNATURE	TITLE	DATE
/s/ Burr W. Sullivan	Director	February 20, 2007

Burr W. Sullivan

/s/ Mary E. Rittling	Director	February 20, 2007

Mary E. Rittling

/s/ J. David Branch	Director	February 20, 2007

J. David Branch

/s/ G. Alfred Webster	Director	February 20, 2007

G. Alfred Webster

/s/ Julius S. Young, Jr.	Director	February 20, 2007

Julius S. Young, Jr.

/s/ John F. Watts	Director	February 20, 2007

John F. Watts

EXHIBIT INDEX

Exhibit
No.	Description
21	List of Subsidiaries at December 31, 2006.

23	Consent of Turlington and Company, L.L.P.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.