Form 10-Q
period 2007-03-31
LSB BANCSHARES INC /NC/
filed 2007-05-07
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
LSB Bancshares, Inc. had 8,412,567 shares of common stock outstanding as of April 30, 2007.

LSB BANCSHARES, INC.
AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Balance Sheets

	(Unaudited)
	March 31	December 31
(In thousands, except shares)	2007	2006

Assets
Cash and Due from Banks	$27,963	$45,486
Interest-Bearing Bank Balances	2,965	1,008
Federal Funds Sold	8,473	6,845
Investment Securities (Note 3):
Held to Maturity, Market Value $29,947 and $30,026	29,887	29,893
Available for Sale	116,097	117,236
Loans (Note 4)	772,848	759,978
Less, Allowance for Loan Losses (Note 4)	(9,722)	(9,564)

Net Loans	763,126	750,414
Premises and Equipment	19,902	19,848
Other Assets	17,070	17,016

Total Assets	$985,483	$987,746

Liabilities
Deposits:
Demand	$163,101	$158,109
Savings, N.O.W. and Money Market Accounts	387,263	376,292
Certificates of Deposit of less than $100,000	144,695	144,089
Certificates of Deposit of $100,000 or more	155,327	139,193

Total Deposits	850,386	817,683
Securities Sold Under Agreements to Repurchase	784	948
Borrowings from the Federal Home Loan Bank	37,000	73,000
Unfunded Projected Pension and Other Postretirement Benefit Obligation	1,154	1,160
Other Liabilities	6,551	5,646

Total Liabilities	895,875	898,437

Shareholders’ Equity
Preferred Stock, Par Value $.01 Per Share:
Authorized 10,000,000 Shares; None issued	0	0
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,412,567 Shares as of March 31, 2007 and 8,422,610 Shares as of December 31, 2006	42,063	42,113
Paid-In Capital	8,091	8,177
Directors’ Deferred Plan	(1,468)	(1,390)
Retained Earnings	43,000	42,669
Accumulated Other Comprehensive Loss	(2,078)	(2,260)

Total Shareholders’ Equity	89,608	89,309

Total Liabilities and Shareholders’ Equity	$985,483	$987,746

Memorandum: Standby Letters of Credit	$3,947	$4,242
Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31
(In thousands, except shares and per share amounts)	2007	2006

Interest Income
Interest and Fees on Loans	$15,338	$14,489
Interest on Investment Securities:
Taxable	1,235	978
Tax Exempt	318	319
Interest-Bearing Bank Balances	101	82
Federal Funds Sold	102	249

Total Interest Income	17,094	16,117

Interest Expense
Deposits	6,016	4,549
Securities Sold Under Agreements to Repurchase	2	5
Borrowings from the Federal Home Loan Bank	827	608

Total Interest Expense	6,845	5,162

Net Interest Income	10,249	10,955
Provision for Loan Losses (Note 4)	957	1,407

Net Interest Income after Provision for Loan Losses	9,292	9,548

Noninterest Income
Service Charges on Deposit Accounts	1,483	1,592
Gains on Sales of Mortgages	76	78
Other Operating Income	1,824	1,529

Total Noninterest Income	3,383	3,199

Noninterest Expense
Personnel Expense	5,318	5,723
Occupancy Expense	503	479
Equipment Depreciation and Maintenance	599	530
Other Operating Expense	3,645	3,550

Total Noninterest Expense	10,065	10,282

Income Before Income Taxes	2,610	2,465
Income Taxes	840	724

Net Income	$1,770	$1,741

Earnings Per Share:
Basic	$0.21	$0.20
Diluted	$0.21	$0.20

Weighted Average Shares Outstanding:
Basic	8,415,078	8,528,327
Diluted	8,426,763	8,573,069
Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements
Of Changes in Shareholders’ Equity
(Unaudited)

						Accumulated
				Directors’		Other	Total
	Common Stock		Paid-in	Deferred	Retained	Comprehensive	Shareholders’
(In thousands, except shares)	Shares	Amount	Capital	Plan	Earnings	(loss)	Equity

Balances at December 31, 2005	8,524,033	$42,620	$9,430	$(1,334)	$42,424	$(1,311)	$91,829
Net Income					1,741		1,741
Change in unrealized gain on securities available for sale, net of deferred tax effect						(218)	(218)

Comprehensive income							1,523
Cash dividends declared on common stock					(1,450)		(1,450)
Stock-based compensation expense			25				25
Common stock issued for stock options exercised	9,499	47	88				135
Common stock acquired	(5,515)	(27)	(71)	(14)			(112)

Balances at March 31, 2006	8,528,017	$42,640	$9,472	$(1,348)	$42,715	$(1,529)	$91,950

Balances at December 31, 2006	8,422,610	$42,113	$8,177	$(1,390)	$42,669	$(2,260)	$89,309
Net Income					1,770		1,770
Change in unrealized gain on securities available for sale, net of deferred tax effect						182	182

Comprehensive income							1,952
Cash dividends declared on common stock					(1,439)		(1,439)
Stock-based compensation expense			36				36
Common stock issued for stock options exercised
Common stock acquired	(10,043)	(50)	(122)	(78)			(250)

Balances at March 31, 2007	8,412,567	$42,063	$8,091	$(1,468)	$43,000	$(2,078)	$89,608

Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31
(In thousands)	2007	2006

Cash Flow from Operating Activities
Net Income	$1,770	$1,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	557	474
Securities premium amortization and discount accretion, net	29	29
(Increase) decrease in loans held for sale	(675)	2,491
Deferred income taxes	(96)	76
Increase in income taxes payable	959	689
Increase in income earned but not received	(8)	(241)
Increase (decrease) in interest accrued but not paid	(2)	10
Net increase in other assets	(65)	(353)
Net (decrease) in other liabilities	(56)	(573)
Provision for loan losses	957	1,407
Stock based compensation	36	25
Loss on sale of premise and equipment	38	0

Net cash provided by operating activities	3,444	5,775

Cash Flow from Investing Activities
Purchases of securities held to maturity	0	(2,450)
Purchases of securities available for sale	(12,504)	(11,567)
Proceeds from maturities of securities available for sale	13,917	4,900
Net increase in loans made to customers	(12,994)	(3,525)
Purchases of premises and equipment	(649)	(355)
Net increase in federal funds sold	(1,628)	(5,972)

Net cash used for investing activities	(13,858)	(18,969)

Cash Flow from Financing Activities
Net increase in demand deposits, N.O.W., money market and savings accounts	15,963	17,257
Net increase in time deposits	16,739	3,196
Net decrease in securities sold under agreement to repurchase	(165)	(820)
Proceeds from long-term debt	100,135	10,000
Payments on long-term debt	(136,135)	(20,000)
Dividends paid	(1,439)	(1,450)
Proceeds from issuance of common stock	0	135
Common stock acquired	(250)	(112)

Net cash (used) provided by financing activities	(5,152)	8,206

Increase (decrease) in cash and cash equivalents	(15,566)	(4,988)
Cash and cash equivalents at the beginning of the period	46,494	46,985

Cash and cash equivalents at the end of the period	$30,928	$41,997

Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Cash Flows continued
(Unaudited)

	Three Months Ended
	March 31
(In thousands)	2007	2006

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$6,848	$4,533

Supplemental Disclosures of Noncash Transactions
Transfer of loans to other real estate owned	$64	$638
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	297	(355)
Change in deferred income taxes	(114)	137
Change in shareholders’ equity	183	(218)
Notes to consolidated financial statements are an integral part hereof.

Notes To Consolidated Financial Statements
As of or for the Periods Ended March 31, 2007 and 2006
Note 1 — Basis of Presentation
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
LSB Bancshares, Inc. (“Bancshares”) is a bank holding company headquartered in Lexington, North Carolina. Bancshares’ principal business is providing banking and other financial services through its banking subsidiary, Lexington State Bank (the “Bank”). The Bank has two wholly-owned subsidiaries, Peoples Finance Company of Lexington, Inc. (“Peoples Finance”) and LSB Investment Services, Inc. (“LSBIS”). The Bank offers a complete array of services in commercial banking including accepting deposits, corporate cash management, discount brokerage, IRA plans, mortgage production, secured and unsecured loans and trust functions through twenty-six offices in seventeen communities located in Davidson, Forsyth, Stokes, Guilford, Randolph and Wake counties. Peoples Finance offers secured and unsecured loans to individuals up to a maximum of $10,000 as well as dealer originated loans. LSBIS offers products through UVEST Investment Services, an independent broker-dealer. Investments are neither deposits nor obligations of the Bank, nor are they guaranteed or insured by any depository institution, the Federal Deposit Insurance Corporation, or any other government agency.
The organization and business of Bancshares, accounting policies followed by Bancshares and other relevant information are contained in the notes to the consolidated financial statements in Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2007 (SEC File No. 000-11448)(the “Form 10-K”). This quarterly report should be read in conjunction with such Form 10-K.
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
A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Three Months Ended
	March 31
	2007	2006

Weighted average number of common shares used in computing basic net income per share	8,415,078	8,528,327
Effect of diluted stock options and stock appreciation rights	11,685	44,742

Diluted weighted average common shares outstanding	8,426,763	8,573,069

Note 3 — Investment Securities (In thousands)

	March 31, 2007 - Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State, county and municipal securities	$29,887	$457	$397	$29,947

	March 31, 2007 - Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency obligations	$111,313	$79	$1,140	$110,252
State, county and municipal securities	2,489	0	86	2,403
Equity securities	3,442	0	0	3,442

Total	$117,244	$79	$1,226	$116,097

	December 31, 2006 - Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State, county and municipal securities	$29,893	$517	$384	$30,026

	December 31, 2006 - Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency obligations	$110,920	$75	$1,418	$109,577
State, county and municipal securities	2,525	0	101	2,424
Equity securities	5,235	0	0	5,235

Total	$118,680	$75	$1,519	$117,236

The following is a schedule of securities in a loss position as of March 31, 2007 (In thousands):

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency obligations	$5,998	$8	$78,179	$1,132	$84,177	$1,140
State, county and municipal securities	3,416	120	9,323	363	12,739	483

Total securities	$9,414	$128	$87,502	$1,495	$96,916	$1,623

Investment securities with amortized cost of $102.380 million and $103.386 million, as of March 31, 2007, and December 31, 2006, respectively, were pledged to secure public deposits and for other purposes. The Bank has also obtained a $10.000 million and a $20.000 million irrevocable letter of credit, which will expire on May 10, 2015 and September 3, 2014, respectively. These letters of credit were issued by the Federal Home Loan Bank of Atlanta (“FHLB”) in favor of the State of North Carolina and are used in lieu of securities to pledge against public deposits.
No investment securities were sold during the period ending March 31, 2007.

Note 4 — Loans and Allowance for Loan Loss
A summary of consolidated loans follows (In thousands):

	March 31	December 31
	2007	2006

Commercial, financial, & agricultural	$287,291	$279,372
Real estate — construction	61,071	59,959
Real estate — mortgage	364,052	357,772
Installment loans to individuals	58,875	60,953
Lease financing	374	363
Other	1,185	1,559

Total loans, net of unearned income	$772,848	$759,978

Nonperforming assets are summarized as follows (In thousands):

	March 31	December 31
	2007	2006

Nonaccural loans	$4,231	$3,686
Restructured loans	97	133
Loans past due 90 days or more	1,878	2,103

Total nonperforming loans	6,206	5,922
Foreclosed real estate	3,803	3,969

Total nonperforming assets	$10,009	$9,891

Impaired loans and related information are summarized in the following tables (In thousands):

	March 31	December 31
	2007	2006

Loans specifically identified as impaired	$11,013	$10,446

Allowance for loan losses associated with impaired loans	$1,957	$1,973

	For the period ended March 31
	2007	2006

Average balances of impaired loans for the periods	$11,544	$8,198

Interest income recorded for impaired loans	$159	$166

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

An analysis of the changes in the allowance for loan losses follows (In thousands):

	Three Months Ended March 31
	2007	2006

Balance, beginning of period	$9,564	$8,440
Provision for loan losses	957	1,407
Recoveries of amounts previously charged off	281	90
Loans charged off	(1,080)	(1,545)

Balance, end of period	$9,722	$8,392

At March 31, 2007, loans totaling $13.026 million were held for sale stated at the lower of cost or market on an individual basis.
Note 5 — Recent Accounting Pronouncements
On November 3, 2005, the Financial Accounting Standards Board (“FASB”) agreed to issue FSP FAS 115-1 / FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which will replace the guidance previously set forth in Emerging Issues Task Force 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP effectively eliminates the accounting guidance provided in EITF 03-1 in favor of existing impairment recognition guidance under Statement of Financial Accounting Standards (“SFAS”) No. 115, Staff Accounting Bulletin (“SAB”) No. 59, Accounting Principles Board (“APB”) No. 18, and EITF Topic D-44. The FSP is for periods beginning after December 15, 2005. Its adoption has not had any material impact on our consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the effective date of SFAS 123(R) must be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under APB 25. SFAS 123(R) is effective for all stock-based awards granted on or after January 1, 2006. See Note 6 for disclosure.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which is an amendment of SFAS Statement No. 140 (“SFAS 140”). SFAS 156 deals with the servicing of financial assets and liabilities. This applies to Bancshares’ sales and servicing of mortgage loans. The Statement requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. This was also required under SFAS 140 and therefore already implemented by Bancshares. SFAS 156 now permits an entity to choose either the amortization method or the fair value measurement method for subsequent measurement. Previously, the only subsequent method available was the amortization method which calls for amortizing servicing assets or liabilities in proportion to and over the period of estimated net servicing income or loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method measures servicing assets and liabilities at fair value at each reporting date and reports changes in fair value in earnings in the period in which the changes occur. Since Bancshares does not use derivative instruments to mitigate risk associated with their mortgage servicing rights, they will continue to use the amortization method upon adoption of SFAS 156 on January 1, 2007. Bancshares believes that adopting SFAS 156 will not result in any material effect on their financial position or operating results.
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value of assets and liabilities for financial statement purposes and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy with the highest level priority given to quoted prices in active markets for identical assets or liabilities. The next level of priority is given to other than quoted prices that are observable for the asset or liability while the least priority is given to unobservable inputs. The fair value measurement requirements in SFAS 157 supersedes the requirements of various other FASB statements that required fair value valuation and establishes a more consistent basis for determining the fair value. The statement does not establish any new fair value measurements. Bancshares reports fair value on a limited basis, most notably for available for sale investment securities purposes although impairment, which could result in reporting at fair value, is considered for other purposes including mortgage servicing rights and goodwill. The effective date for SFAS 157 is for fiscal years beginning after November 15, 2007. Bancshares believes that adopting SFAS 157 will not result in any material effect on their financial position or operating results.
In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which is an amendment of SFAS Nos. 87, 88, 106 and 123(R). SFAS 158 requires that employers recognize the funded status of their defined benefit and other postretirement plans as an asset or liability on their balance sheet with a corresponding adjustment to “Other Comprehensive Income” effective at the end of 2006. As of December 31, 2006, Bancshares had adopted SFAS 158.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB 115” (“SFAS 159”). SFAS 159 permits entities to elect to report eligible financial instruments at fair value subject to conditions stated in the pronouncement including adoption of SFAS 157 discussed above. The purpose of SFAS 159 is to improve financial reporting by mitigating volatility in earnings related to current reporting requirements. Bancshares is considering the applicability of SFAS 159 and will determine if adoption is appropriate. The effective date for SFAS 159 is for fiscal years beginning after November 15, 2007. Bancshares believes that adopting SFAS 159 will not result in any material effect on their financial position or operating results.
Note 6 — Stock Compensation Plans
Effective January 1, 2006 Bancshares adopted the fair value method of accounting for stock-based compensation arrangements in accordance with SFAS 123(R), using the modified prospective method of transition. Under the provisions of SFAS 123(R), the estimated fair value of share based awards granted under the Comprehensive Benefit Plan, discussed in the 2006 Form 10-K, is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123(R) for all share based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.
Prior to January 1, 2006, Bancshares accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with APB 25, and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

Bancshares recorded $36,000, or less than $0.01 per diluted share and $25,000 or less than $0.01 per diluted share, of total stock-based compensation expense for the three-month period ended March 31, 2007 and March 31, 2006, respectively pursuant to the provisions of SFAS 123(R). The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related options. This expense had no impact on Bancshares’ reported cash flows. The stock-based compensation expense is reported under personnel expense.
For purposes of determining estimated fair value under SFAS 123(R), Bancshares has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the Form 10-K. There have been no additional options granted during 2007. As of March 31, 2007, there was $238,000 of total unrecognized compensation expense related to stock option arrangements granted under the Comprehensive Benefit Plan. This expense will be fully amortized in December of 2010.
Note 7 — Pension and Postretirement Medical Benefit Expenses
The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	Pension Benefits		Retiree Medical
	Three Months Ended		Three Months Ended
	March 31		March 31
(In thousands)	2007	2006	2007	2006

Service cost	$21	$187	$14	$12
Interest cost	190	210	14	13
Expected Return on plan assets	(249)	(220)	0	0
Amortization of prior service	1	16	0	0
Amortization of transition obligation	0	0	3	3
Amortization of loss	0	53	1	1

Net periodic benefit cost	$(37)	$246	$32	$29

Note 8 — Derivatives
Bancshares began using derivatives in the fourth quarter of 2005. The derivatives are being used in conjunction with the Bank’s sale of Indexed Certificates of Deposits (ICDs). ICDs pay no periodic interest payments. Rather, under the ICDs, interest, if any, is paid at maturity and is calculated based on the positive price movements, if any, of the Dow Jones Industrial AverageSM (DJIA) over the entire term of the ICD. The goal is to curtail the interest rate risk of the ICD to the Bank by engaging in “perfectly matched” hedges or option contracts tied to the underlying index with creditworthy hedge providers who will support the inherent performance of the ICD at maturity of the issuances.
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

The following table reflects risk management derivative financial instruments for the three months ended March 31, 2007:

	March 31, 2007		March 31, 2006
	Notional	Estimated	Notional	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Fair value liability hedges:
Interest rate option	$133	$23	$92	$12
Note 9 — Business Combinations
On February 27, 2007, the Board of Directors of Bancshares announced a definitive agreement to combine in a merger of equals with FNB Financial Services Corporation. The Merger is scheduled to be completed during the third quarter of 2007.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operations during the time periods required by Item 303 of Regulation S-K for Bancshares and its wholly-owned subsidiary, the Bank. The consolidated financial statements also include the accounts and results of operations of the Bank’s wholly-owned subsidiaries, Peoples Finance and LSBIS. This discussion and analysis is intended to complement the unaudited financial statements, footnotes and supplemental financial data in this Form 10-Q, and should be read in conjunction therewith.
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

(14) the impact of changes in accounting policies by the SEC; (15) adverse changes in financial performance and/or condition of Bancshares’ borrowers which could impact repayment of such borrowers’ outstanding loans; (16) the occurrence and/or impact of any of the Risk Factors identified in Form 10-K; and (17) Bancshares’ success at managing the risks involved in the foregoing. Bancshares cautions that the foregoing list of important factors is not exclusive. Bancshares does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Bancshares.
Introduction
Bancshares is a bank holding company headquartered in Lexington, North Carolina. Its principal assets are all of the outstanding shares of common stock of its commercial bank subsidiary. Founded in 1949, the Bank operates as a North Carolina chartered commercial bank serving customers through twenty-six offices in seventeen communities located in Davidson, Forsyth, Stokes, Guilford, Randolph and Wake counties in North Carolina. The Bank’s LSB delivery channels continue to be expanded and enhanced through multiple projects under the Model Branch Program. Contracts were signed for two new ATM locations in downtown Winston-Salem and King. One of the most used stand-alone ATMs in the Lexington market was moved to a more accessible location on Main Street, adding to customer convenience. Construction of the new branch in Archdale, NC was completed. This larger full service branch opened on January 16, 2007 and allows the Bank to better serve its growing customer base in this community. The Bank’s sales force automation was enhanced with the implementation of new campaign management functionality; providing sales and service personnel with the information needed to proactively contact customers for potential product offerings and services. The new eBusiness product line rollout is near completion. Over half of the Bank’s eBusiness users have been converted to the new system and have taken advantage of new products and services offered over theInternet. The new Sales and Service Incentive Program was implemented for all branch employees. Each participant received a monthly scorecard depicting their results compared to individual and team goals. The conversion to a new trust data processing system was completed, providing customers with enhanced service and providing operation efficiencies in the trust operations area. Through the Bank and the Bank’s two non-bank subsidiaries, Peoples Finance and LSBIS, Bancshares provides a wide range of financial services to individuals and corporate customers.
Bancshares’ results of operations are dependent primarily on the results of operations of the Bank and thus are dependent to a significant extent on net interest income, which is the difference between the income earned on the Bank’s loan and investment portfolios and its cost of funds, consisting of interest paid on deposits and borrowings. Results of operations are also affected by the Bank’s provision for loan losses, mortgage loan sales activities, service charges and other fee income, and noninterest expense. The Bank’s noninterest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, professional fees, and advertising and business promotion expenses. Bancshares’ results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.
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
The following discussion and analysis is presented on a consolidated basis and focuses on the major components of Bancshares’ operations and significant changes in its results of operations for the periods presented. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in Form 10-K.
Critical Accounting Policies
The accounting and reporting policies of Bancshares and its subsidiaries comply with generally accepted accounting principles in the United States and conform to standards within the industry. The preparation of the financial information contained in this Form 10-Q requires Bancshares’ management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are evaluated by management on an ongoing basis, including those related to allowance for loan loss and pension and postretirement benefit plans to employees. Except with respect to changes in the manner in which Bancshares accounts for share based compensation, as discussed below, there have been no material changes to the critical accounting policies as discussed in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Form 10-K.
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
Under the modified prospective method of transition that Bancshares adopted, compensation expense is recognized beginning with the effective date of adoption for all stock-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. Under the modified prospective method of transition, Bancshares is not required to restate its prior period financial statements to reflect expensing of stock-based compensation under SFAS 123(R). Under SFAS 123(R), Bancshares uses the Black-Scholes pricing model to estimate the fair value of the stock-based compensation as of the grant date. The Black-Scholes model is highly complex, and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two data inputs.
Bancshares granted 47,000 options during 2006, the year it adopted SFAS 123(R). The expense of $36,000 that was recorded during the three-month period ended March 31, 2007 relates to the unvested portion of options granted prior to January 1, 2007. See Note 6, Stock Compensation Plans, to the notes to consolidated financial statements for more information about the adoption of SFAS 123(R).
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Net Interest Income
The primary source of earnings for Bancshares is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities. The cost of funds is the interest paid on interest-bearing deposits and borrowed funds.
Net interest income for the first quarter of 2007 of $10.249 million was down $706,000 or 6.4% compared to $10.955 million for the first quarter of 2006. The decrease is largely attributable to a decline in the net interest margin which was 4.53% for the quarter ended March 31, 2007 compared to 4.75% at December 31, 2006 and 4.92% for the quarter ended March 31, 2006. Loans grew $12.870 million or 1.7% compared to December 31, 2006, and $17.872 million or 2.4% compared to March 31, 2006. Deposit growth continued to be strong in the first quarter of 2007. For the period ended March 31, 2007, total deposits increased $32.703 million or 4.0% compared to December 31, 2006 and $7.759 million or 0.9% compared to March 31, 2006. Interest bearing accounts contributed $27.711 million of the total deposit growth in the first quarter including Certificates of Deposit which increased $16.740 million. The increase in total interest expense as deposit growth exceeded loan growth contributed to the decrease in the net interest income and net interest margin.

The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the quarters ended March 31, 2007 and 2006.
Fully taxable equivalent basis1 (Dollars in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans and leases receivable[2]	$770,366	$15,338	8.07%	$754,682	$14,489	7.79%
Taxable securities	109,716	1,235	4.57	98,832	978	4.01
Tax exempt securities	32,282	419	5.26	31,709	435	5.56
Federal Home Loan Bank	4,711	68	5.85	3,994	68	6.90
Interest-bearing bank balances	2,196	33	6.09	1,278	14	4.44
Federal funds sold	7,980	102	5.18	22,844	249	4.42

Total earning assets	927,251	17,195	7.52	913,339	16,233	7.21

Non-earning assets:
Cash and due from banks	29,191			36,570
Premises and equipment	20,094			19,298
Other assets	16,571			18,381
Allowance for loan losses	(9,615)			(8,337)

Total assets	$983,492	$17,195		$979,251	$16,233

Interest-bearing liabilities:
Savings and time deposits	$672,771	$6,016	3.63%	$702,253	$4,549	2.63%
Securities sold under agreement to repurchase	703	2	1.15	1,484	5	1.37
Borrowings from the Federal Home Loan Bank	61,433	827	5.46	48,000	608	5.14

Total interest-bearing liabilities	734,907	6,845	3.78	751,737	5,162	2.78
Other liabilities and shareholders’ equity:
Demand deposits	152,517			126,771
Other liabilities	5,855			7,645
Shareholders’ equity	90,213			93,098

Total liabilities and shareholders’ equity	$983,492	6,845		$979,251	5,162

Net interest income and net interest margin[3]		$10,350	4.53%		$11,071	4.92%

Interest rate spread[4]			3.74%			4.43%

[1]
Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

[2]
The average loans and leases receivable balances include non-accruing loans. Loan fees for the three months ended March 31, 2007 and 2006 of $369 and $304 respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense
In the first quarter of 2007, noninterest income increased $184,000 or 5.8% compared to the same period in 2006. The improvement in noninterest income for 2007 was the result of an increase in income from partnership investments and gains realized on the sale of other real estate owned. These increases offset declines in service charges on deposit accounts of $109,000 or 6.9% while gains on sales of mortgages remained virtually unchanged for the first quarter of 2007 compared to the same period in 2006.
In the first quarter of 2007, noninterest expense decreased $217,000 or 2.1% compared to the same period in 2006. Personnel expense in the first quarter of 2007, consisting of employee salaries and benefits, decreased $405,000 or 7.1% from the same period in 2006. The decrease in personnel expense is largely attributable to a decrease in pension expense of $343,000 and a decrease in health insurance costs of $150,000 for the quarter ended March 31, 2007 compared to the same period in 2006. The decrease in pension expense resulted from freezing the pension plan effective at the beginning of 2007. The decrease in health insurance was related to fewer claims by employees for medical expenses. These decreases offset a moderate increase in salaries of $111,000 or 2.7%. Full-time equivalent employees for Bancshares totaled 391 at March 31, 2007 compared to 416 at March 31, 2006. Occupancy expense increased $24,000 or 5.0% compared to March 31, 2006 including a $10,000 increase in rent expense at Peoples Finance. Other increases in occupancy expense were due to normal operations. Equipment depreciation and maintenance increased $69,000 or 13.0% compared to the same period in 2006. This increase was due primarily to depreciation related to technology projects.
For the changes in other operating expenses, please see the table, Other Operating Income and Expenses, below.

Other Operating Income and Expenses (In thousands)

	Three Months Ended
	March 31,		Percentage
	2007	2006	Variance

Other operating income:
Bankcard income	$598	$596	.3%
Fee income [1]	510	465	9.7
Investment Services commissions [2]	255	221	15.2
Insurance commissions	24	36	(33.6)
Trust income	170	160	6.3
Gain (loss) on sale of real estate [3]	17	(93)	647.1
Other income [4]	250	144	74.8

	$1,824	$1,529	19.4

Other operating expenses:
Advertising [5]	$122	$297	(58.9)%
Automated services [6]	1,079	803	34.4
Bankcard expense	509	464	9.8
Legal and professional fees [7]	552	584	(5.4)
Postage	175	203	(14.0)
Stationery, printing and supplies [8]	184	204	(10.0)
OREO expense [9]	120	135	(11.0)
Other expense [10]	904	860	5.1

	$3,645	$3,550	2.7

[1]	The increase is primarily due to increased debit card purchases which results in merchant fees collected by the Bank.

[2]	The increase is due to increased volume of Investment Services products sold.

[3]
The increase from March 31, 2006 to March 31, 2007 is due to profitable sales of Other Real Estate Owned in the first quarter of 2007 and the loss on the sale of two Other Real Estate Owned properties in the first quarter of 2006.

[4]	The increase in other income during the first quarter of 2007 is primarily due to $193,000 in income received from partnership investments.

[5]
The decrease in advertising for the three months ended March 31, 2007 compared to the same time period in 2006 is primarily due to decreased expenditures related to the branding of the bank due to the pending merger and a decrease in deposit, consumer loan and small business product campaigns. Direct mailings and inserts also declined.

[6]
The increases in automated services are due to Impact ’05 initiatives put in place to improve the Bank’s performance in operations, retail delivery systems and technology. These include the implementation of a storage area network which will greatly decrease downtime related to a disaster or other issue, as well as an ongoing effort to enhance the data processing systems and the associated renewal and license fee costs.

[7]	The decrease during the first quarter of 2007 was primarily due to a decrease in consulting expenses related to training initiatives incurred during 2006.

[8]	The decrease is primarily due to reduced costs of marketing campaigns.

[9]
The decrease in 2007 is due to reduced operating expenses, materials and professional fees to remediate the condominiums discussed in “Asset Quality and Allowance for Loan Losses” of this report. The costs for this property for the first quarter of 2007 were $75,000 compared to $115,000 for the first quarter of 2006.

[10]
The increase is primarily due to grossing up the expenses and interest income to the third party management for Business Manager which resulted in an increase of $55,000 for the year ended March 31, 2007 compared to the previous year. This increase was offset by a decline in travel and entertainment of $20,400. Other variances were minimal and in the normal course of operations and reflected the banks cost control strategy.

Asset Quality and Allowance for Loan Losses
At March 31, 2007, the allowance for loan losses was $9.722 million or 1.26% of loans outstanding compared to $9.564 million or 1.26% of loans outstanding at December 31, 2006, and $8.392 million or 1.11% of loans outstanding at March 31, 2006. Net charge-offs for the quarter ended March 31, 2007 were $799,000 or 0.10% of average loans outstanding compared to net charge-offs of $1.455 million or 0.19% of average loans outstanding as of March 31, 2006. Both the Bank and Peoples Finance reduced net charge-offs during the quarter compared to the previous year quarter end. The decrease in net charge-offs are the result of enhanced credit control policies implemented during 2006 and moderate improvement in the local economy in many of the markets served. Adequate provisions and allowances for loan loss reserves are based on numerous factors including growth of the loan portfolio, delinquencies, net charge-offs, non-performing loans and collateral values. Additional information regarding the allowance for loan losses is presented in the table, Asset Quality Analysis, below.
The provision for loan losses charged to operations for the first quarter of 2007 totaled $957,000 compared to $1.407 million for the first quarter of 2006. At March 31, 2007, the allowance for loan losses was 1.57 times nonperforming loans compared to 1.61 times at December 31, 2006 and 2.90 times at March 31, 2006. Based on analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for loan losses to be adequate. Management continues to closely monitor the asset quality of the loan portfolio. Loans charged-off are recorded based upon the financial condition of the borrower and the likelihood of repayment.
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
In the fourth quarter of 2006 the Bank was able to acquire that portion of the condominium development assets that had not been conveyed to the Bank at a cost of $525,000. With the value of the added assets in place, the carrying value was increased from $2.000 million to $2.525 million. In the first quarter of 2007, based on current data, the Bank embarked on plans to build out the project at an estimated cost of between $1.750 million and $2.250 million in preparation for future sale. It is estimated that the build out and sale would occur in 2007. The Bank continues to actively pursue recovery of the losses incurred with this project.

During the second quarter of 2006, $2.500 million in loans to a borrower in the furniture industry were moved to nonaccrual status as a result of the borrower’s failure to satisfy the terms of a liquidation agreement. A liquidation of the inventory was completed during the second quarter of 2006 and as of December 31, 2006 the borrower was in involuntary bankruptcy delaying foreclosure proceedings. A court ordered stay has been lifted allowing the bank to proceed with foreclosure. The Bank will work with the guarantor through the foreclosure of the property to restructure the debt and reduce credit exposure. While these loans are secured, the extent of losses on the loans, if any, can not be determined as of the current date.
Peoples Finance is the Bank’s consumer financing subsidiary servicing the markets of Lexington, King and Archdale. Auto loan delinquency within previously performing credits began to increase in late 2005 due in part to softness in the economy in some of those markets. Management has addressed staffing strength, portfolio size and credit cultures so as to better manage credits within the current environment. Credit quality improved in the first quarter of 2007 as net charge offs decreased to $275,000 compared to $425,000 in the first quarter of 2006.

Asset Quality Analysis

	March 31		December 31	March 31
(Dollars in thousands)	2007		2006	2006

Reserve for Loan Losses:
Beginning Balance	$9,564		$8,440	$8,440
Provision for loan losses	957		5,510	1,407
Net (charge-off) recoveries	(799)		(4,386)	(1,455)

Ending Balance	$9,722		$9,564	$8,392

Risk Assets:
Nonaccrual loans	$4,231		$3,686	$242
Foreclosed real estate	3,803		3,969	4,689
Restructured loans	97		133	617
Loans 90 days or more past due and still accruing	1,878		2,103	2,038

Total risk assets	$10,009		$9,891	$7,586

Asset Quality Ratios:
Nonaccrual loans as a percentage of total loans	.55%		.49%	0.03%
Nonperforming assets as a percentage of:
Total assets	1.02		1.00	0.77
Loans plus foreclosed property	1.29		1.29	1.00
Net charge-offs as a percentage of average loans	.42	*	.58	0.78	*
Reserve for loan losses as a percentage of loans	1.26		1.26	1.11

Ratio of reserve for loan losses to:
Net charge-offs	3.00	*	2.18	1.42	*
Nonaccrual loans	2.30		2.59	34.68

* Denotes Annualized
Income Taxes
Accrued income taxes applicable to income for the quarter ended March 31, 2007 were $840,000 compared to $724,000 for the quarter ended March 31, 2006. Pretax income for the first quarter of 2007 of $2.610 million increased $145,000 compared to $2.465 million for the first quarter of 2006. The increase in accrued taxes for the quarter ended March 31, 2007 is primarily due to the increased taxable income. During 2003, the Bank purchased an investment tax credit partnership interest for $540,000. The partnership is expected to yield $1.000 million in tax credits over the years 2003 to 2009. Actual credits applied to the quarter ended March 31, 2007 and 2006, were $51,000 and $56,000, respectively. Bancshares accounts for tax credits using the flow-through method, thereby reducing income tax expense in the year in which the credits were received.
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
Bancshares also uses simulation analysis to compute net interest income at risk under a variety of market interest rate scenarios to identify interest rate risk exposures. The simulation models used to analyze Bancshares’ net interest income create various at-risk scenarios looking at increases and/or decreases in interest rates from an instantaneous movement. The models are continuously updated to incorporate management action and on-going assumptions. The affect of a 200 basis point instantaneous increase or decrease in interest rates over a one-year period is a key scenario analyzed. Based on the rate sensitivity position on March 31, 2007, net interest income exposure over the next 12 months to an instantaneous increase in interest rates of 200 basis points is estimated to be approximately six percent of base net interest income which is well inside the Bank’s maximum tolerable decline of 15%. These scenarios are used as one estimate of risk, and do not necessarily represent management’s current view of future interest rates or market developments. Actual results will differ from simulated results due to, among other factors, timing, magnitude and frequency of interest rate changes, changes in market conditions, and management’s strategies.
To minimize any potential negative impact of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and interest-sensitive liabilities. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. On March 31, 2007, the one-year cumulative interest sensitivity gap was a negative $137,000 for a ratio of interest-sensitive assets to interest-sensitive liabilities of 0.74. Management believes that is an acceptable ratio.
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
The Bank also has available lines of credit maintained with the FHLB of Atlanta which can be used for funding and/or liquidity needs. Borrowings by the Bank under these lines of credit are collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences as well as qualified multi-family and home equity lines. At March 31, 2007, the Bank had an available line of credit with the FHLB totaling $171.132 million with $67.000 million outstanding and $37.000 million funded. While traditionally the FHLB is used for longer-term borrowings, it can be used for short-term liquidity needs. At March 31, 2007, overnight borrowings from the FHLB totaled $6.000 million. The Bank has one $10.000 million and one $20.000 million irrevocable letter of credit with the FHLB that are used in lieu of securities to pledge against public deposits.
Net cash provided by operating activities, a primary source of liquidity, was $3.444 million for the first quarter of 2007 compared to $5.775 million for the same period in 2006. The decrease in net cash provided by operating activities during the first quarter of 2007 was primarily attributable to a increase in loans held for sale during the three months ended March 31, 2007 and an decrease in provision for loan losses during that same period. Details of cash flows for the quarters ended March 31, 2007 and 2006 respectively, are provided in the Consolidated Statements of Cash Flows located in Item 1, which begins on page 6.
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
Capital Resources and Shareholders’ Equity
The Board of Directors of Bancshares has authorized a repurchase plan for shares of its common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. The repurchase plan is intended to help Bancshares achieve its goal of building shareholder value and maintaining appropriate capital levels. The plan was originally announced in November 1998 with extensions approved in August 1999 and May 2004, and expired on May 31, 2006. The original plan as well as each of the extensions authorized 300,000 shares to be repurchased, for a total authorized repurchase amount of 900,000 shares of common stock. As of May 16, 2006, Bancshares had repurchased a total of 708,955 shares under the previous plans. A new plan was approved by the Board of Directors effective May 17, 2006 for up to 400,000 shares which will expire on May 31, 2008. As of December 31, 2006, Bancshares had repurchased a total of 112,476 shares under the new plan leaving an additional 287,524 shares available to be repurchased in the future years.

The following table shows a breakdown of the shares that have been repurchased under the repurchase program during the quarter.
Issuer Purchases of Equity Securities

	Total		Total Shares	Maximum Number
	Number of	Average	Purchased Pursuant	of Shares that may
	Shares	Price Paid	to Publicly	yet be Purchased
Month	Purchased	Per Share	Announced Plan	Under the Plan

January 1 – January 31	10,043	$17.18	10,043	277,481
February 1 – February 28	0	$0	0	277,481
March 1 – March 31	0	$0	0	277,481

Total First Quarter	10,043	$17.18	10,043

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

			Risk-Based Capital
	Leverage Capital		Tier 1 Capital		Total Capital
	Amount	Percent[1]	Amount	Percent[2]	Amount	Percent[2]

Actual	$91,195	9.28%	$91,195	10.90%	$100,917	12.06%
Required	29,490	3.00	33,460	4.00	66,920	8.00
Excess	61,705	6.28	57,735	6.90	33,997	4.06

[1]
Percentage of total adjusted average assets. The Federal Reserve Board’s minimum leverage ratio requirement is 3.0% to 5.0% depending on the institutions composite rating as determined by its regulators. The Federal Reserve Board has not advised the Bank of any specific requirement applicable to it.

[2]	Percentage of risk-weighted assets.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in market risk for Bancshares in the period covered by this report. See “Risk Management” in Part I, Item 2 “Management Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 14 above for a discussion of market risk for Bancshares.
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
There have been no material changes to Bancshares’ Risk Factors as previously disclosed in the Form 10-K. Please see the Risk Factors which begin on page 8 of the Form 10-K.

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

10.1
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

10.3
Amendment Number 1 to 1996 Omnibus Stock Incentive Plan, which is incorporated by reference to Exhibit 4.5 of Bancshares’ Registration Statement on Form S-8 filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

10.4
Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Appendix VI of Bancshares’ 2003 Proxy Statement filed with the SEC on March 16, 2004 (SEC File No. 000-11448).

10.5
Form of Stock Option Award Agreement for a Director adopted under Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.1 of Bancshares’ Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).

10.6
Form of Incentive Stock Option Award Agreement for an Employee adopted under Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.2 of Bancshares’ Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).

10.7
Form of Director Fee Deferral Agreement adopted under Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.1 of Bancshares’ Current Report on Form 8-K filed with the SEC on December 29, 2004 (SEC File No. 000-11448).

10.8
Employment Continuity Agreement effective as of December 24, 1997 between Bancshares and Nicholas A. Daves, which is incorporated by reference to Exhibit 10.8 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 11, 2005 (SEC File No. 000-11448).

10.9
Employment Continuity Agreement effective as of June 9, 1998 between Bancshares and Suzanne J. Bullotta, which is incorporated by reference to Exhibit 10.16 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC on March 25, 1999 (SEC File No. 000-11448).

10.10
Employment Continuity Agreement effective as of October 15, 2001 between Bancshares and M. Jack Smith, which is incorporated by reference to Exhibit 10.10 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 11, 2005 (SEC File No. 000-11448).

10.11
Employment Continuity Agreement effective as of January 1, 2004 between Bancshares and Robert F. Lowe, which is incorporated by reference to Exhibit 10.7 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.12	Form of Employment Continuity Agreement effective as of January 1, 2004 between Bancshares and Monty J. Oliver and H. Franklin Sherron, Jr. with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, which is incorporated by reference to Exhibit 10.8 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.13
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

10.14
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

10.15
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

10.16
Employment Continuity Agreement effective as of August 16, 2004 between Bancshares and David P. Barksdale, which is incorporated by reference to Exhibit 10.16 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 11, 2005 (SEC File No. 000-11448).

10.17
Employment Continuity Agreement effective as of December 22, 2004 between Bancshares and Andrew G. McDowell, which is incorporated by reference to Exhibit 10.17 of Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 11, 2005 (SEC File No. 000-11448).

10.18
Restated Form of Director Fee Deferral Agreement adopted under Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 99.1 of Bancshares’ Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.19
Form of Stock Appreciation Rights Award Agreement adopted under Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 99.2 of Bancshares’ Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.20	Bancshares’ Management Incentive Plan, which is incorporated by reference to Exhibit 99.3 of Bancshares’ Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.21
2006 Director Compensation Schedule of Bancshares and Lexington State Bank, which is incorporated by reference to Exhibit 99.4 of Bancshares’ Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.22
April 11, 2005 Amendment to Bancshares’ Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.1 of Bancshares’ Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).

10.23
Form of Amendment to the applicable Grant Agreements under the 1996 Omnibus Stock Incentive Plan, which is incorporated by reference to Exhibit 10.2 of Bancshares’ Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).

10.24
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

Date: May 7, 2007	LSB BANCSHARES, INC.
(Registrant)

	By:	/s/ Monty J. Oliver

	Name:	Monty J. Oliver
Title: Secretary and Chief Financial Officer
(Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification Pursuant to Section 302 of SOX.

31.2	Certification Pursuant to Section 302 of SOX.

32	Certification Pursuant to Section 906 of SOX.