Form 10-Q
period 2007-06-30
NEWBRIDGE BANCORP
filed 2007-08-09
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-11448
NewBridge Bancorp
(Exact Name of Registrant as Specified in Its Charter)

North Carolina	56-1348147

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
NewBridge Bancorp
1501 Highwoods Boulevard, Suite 400
GREENSBORO, NORTH CAROLINA 27410-2053
(Address of Principal Executive Offices)
(Zip Code)
(336) 369-0900
(Registrant’s Telephone Number, Including Area Code)
LSB BANCSHARES, INC.
ONE LSB PLAZA
LEXINGTON, NORTH CAROLINA 27292
(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
LSB Bancshares, Inc. had 8,390,748 shares of common stock outstanding as of July 30, 2007.

NewBridge Bancorp
AND SUBSIDIARIES
FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Balance Sheets

	(Unaudited)
	June 30	December 31
(Dollars in thousands, except shares)	2007	2006
Assets
Cash and Due from Banks	$31,656	$45,486
Interest-Bearing Bank Balances	863	1,008
Federal Funds Sold	11,359	6,845
Investment Securities (Note 3):
Held to Maturity, Market Value $27,436 and $30,026	27,916	29,893
Available for Sale	124,786	117,236
Loans (Note 4)	794,481	759,978
Less, Allowance for Loan Losses (Note 4)	(10,094)	(9,564)

Net Loans	784,387	750,414
Premises and Equipment	19,798	19,848
Other Assets	17,827	17,016

Total Assets	$1,018,592	$987,746

Liabilities
Deposits:
Demand	$158,009	$158,109
Savings, N.O.W. and Money Market Accounts	390,010	376,292
Certificates of Deposit of less than $100,000	146,054	144,089
Certificates of Deposit of $100,000 or more	158,721	139,193

Total Deposits	852,794	817,683
Securities Sold Under Agreements to Repurchase	718	948
Borrowings from the Federal Home Loan Bank	69,000	73,000
Unfunded Projected Pension and Other Postretirement Benefit Obligation	1,149	1,160
Other Liabilities	5,317	5,646

Total Liabilities	928,978	898,437

Shareholders’ Equity
Preferred Stock, Par Value $.01 Per Share:
Authorized 10,000,000 Shares; None issued	0	0
Common Stock, Par Value $5 Per Share:
Authorized 50,000,000 Shares; Issued 8,390,748 Shares as of June 30, 2007 and 8,422,610 Shares as of December 31, 2006	41,954	42,113
Paid-In Capital	7,941	8,177
Directors’ Deferred Plan	(1,076)	(1,390)
Retained Earnings	43,283	42,669
Accumulated Other Comprehensive Loss	(2,488)	(2,260)

Total Shareholders’ Equity	89,614	89,309

Total Liabilities and Shareholders’ Equity	$1,018,592	$987,746

Memorandum: Standby Letters of Credit	$4,249	$4,242
Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands, except shares and per share amounts)	2007	2006	2007	2006
Interest Income
Interest and Fees on Loans	$15,660	$15,017	$30,998	$29,506
Interest on Investment Securities:
Taxable	1,253	1,137	2,488	2,115
Tax Exempt	297	306	615	625
Interest-Bearing Bank Balances	89	83	190	165
Federal Funds Sold	118	223	220	472

Total Interest Income	17,417	16,766	34,511	32,883

Interest Expense
Deposits	6,319	5,119	12,335	9,668
Securities Sold Under Agreements to Repurchase	2	2	4	7
Borrowings from the Federal Home Loan Bank	848	694	1,675	1,302

Total Interest Expense	7,169	5,815	14,014	10,977

Net Interest Income	10,248	10,951	20,497	21,906
Provision for Loan Losses (Note 4)	1,191	611	2,148	2,018

Net Interest Income after Provision for Loan Losses	9,057	10,340	18,349	19,888

Noninterest Income
Service Charges on Deposit Accounts	1,675	1,843	3,158	3,435
Gains on Sales of Mortgages	76	101	152	179
Other Operating Income	1,674	1,642	3,498	3,171

Total Noninterest Income	3,425	3,586	6,808	6,785

Noninterest Expense
Personnel Expense	5,291	5,545	10,609	11,268
Occupancy Expense	496	478	999	957
Equipment Depreciation and Maintenance	593	535	1,192	1,065
Other Operating Expense	3,586	5,130	7,231	8,680

Total Noninterest Expense	9,966	11,688	20,031	21,970

Income Before Income Taxes	2,516	2,238	5,126	4,703
Income Taxes	807	692	1,647	1,416

Net Income	$1,709	$1,546	$3,479	$3,287

Earnings Per Share:
Basic	$0.20	$0.18	$0.41	$0.39
Diluted	$0.20	$0.18	$0.41	$0.38

Weighted Average Shares Outstanding:
Basic	8,400,721	8,518,434	8,408,925	8,522,718
Diluted	8,404,524	8,549,643	8,418,100	8,560,576
Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements Of Changes in Shareholders’ Equity
(Unaudited)

						Accumulated
				Directors’		Other	Total	Other
			Paid-in	Deferred	Retained	Comprehensive	Shareholders’	Comprehensive
(Dollars in thousands, except shares)	Shares	Amount	Capital	Plan	Earnings	Income (loss)	Equity	Income
Balances at December 31, 2005	8,524,033	$42,620	$9,430	$(1,334)	$42,424	$(1,311)	$91,829
Net Income					3,287		3,287	$3,287
Change in unrealized gain on securities available for sale, net of deferred income taxes						(734)	(734)	(734)
Cash dividends declared on common stock					(2,896)		(2,896)
Stock-based compensation expense			84				84
Common stock issued for stock options exercised	20,386	102	102				204
Common stock acquired	(37,064)	(185)	(470)	(27)			(682)

Balances at June 30, 2006	8,507,355	$42,537	$9,146	$(1,361)	$42,815	$(2,045)	$91,092	$2,553

Balances at December 31, 2005	8,524,033	$42,620	$9,430	$(1,334)	$42,424	$(1,311)	$91,829

Net Income					6,000		6,000	$6,000
Change in unrealized gain on securities available for sale, net of deferred income taxes						423	423	423
Adjustment to initially apply SFAS No. 158						(1,372)	(1,372)
Cash dividends declared on common stock					(5,755)		(5,755)
Stock-based compensation expense			172				172
Common stock issued for stock options exercised	28,511	143	181				324
Common stock acquired	(129,934)	(650)	(1,606)	(56)			(2,312)

Balances at December 31, 2006[1]	8,422,610	$42,113	$8,177	$(1,390)	$42,669	$(2,260)	$89,309	$6,423

Net Income					3,479		3,479	3,479
Change in unrealized gain on securities available for sale, net of deferred income taxes						(228)	(228)	(228)
Cash dividends declared on common stock					(2,865)		(2,865)
Stock-based compensation expense			80				80
Common stock acquired	(31,862)	(159)	(316)	314			(161)

Balances at June 30, 2007	8,390,748	$41,954	$7,941	$(1,076)	$43,283	$(2,488)	$89,614	$3,251

[1]	The Consolidated Statements of Changes in Shareholders’ Equity for December 31, 2006 has been corrected as shown in the following reconciliation. The correction was made to accurately reflect the components of Comprehensive Income. At December 31, 2006, the SFAS 158 adjustment was incorrectly included in the calculation of Comprehensive Income.

Comprehensive Income as reported at 12/31/06	$5,051,000
SFAS 158 Adjustment incorrectly posted	1,372,000

Corrected Comprehensive Income at 12/31/06	$6,423,000

          Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30
(Dollars in thousands)	2007	2006
Cash Flow from Operating Activities
Net Income	$3,479	$3,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,116	953
Securities premium amortization and discount accretion, net	57	61
Decrease in loans held for sale	2,305	2,017
Deferred income taxes	(96)	76
Decrease in income taxes payable	(545)	(831)
Increase in income earned but not received	(18)	(180)
Increase in interest accrued but not paid	168	380
Net (increase) decrease in other assets	(555)	1,137
Net increase (decrease) in other liabilities	38	(127)
Provision for loan losses	2,148	2,018
Loss on sale of premises and equipment	36	0
Stock based compensation	80	84

Net cash provided by operating activities	8,213	8,875

Cash Flow from Investing Activities
Purchases of securities held to maturity	0	(2,450)
Proceeds from maturities of securities held to maturity	1,964	2,258
Purchases of securities available for sale	(31,458)	(25,580)
Proceeds from maturities of securities available for sale	23,494	8,235
Net increase in loans made to customers	(38,426)	(5,421)
Purchases of premises and equipment	(1,104)	(1,217)
Proceeds from sale of premises and equipment	2	0
Net increase in federal funds sold	(4,514)	(763)

Net cash used for investing activities	(50,042)	(24,938)

Cash Flow from Financing Activities
Net increase in demand deposits, N.O.W., money market and savings accounts	13,618	4,768
Net increase in time deposits	21,493	1,770
Net decrease in securities sold under agreement to repurchase	(231)	(748)
Proceeds from long-term debt	189,135	61,000
Payments on long-term debt	(193,135)	(55,000)
Dividends paid	(2,865)	(2,896)
Proceeds from issuance of common stock	0	204
Common stock acquired	(161)	(682)

Net cash provided by financing activities	27,854	8,416

Decrease in cash and cash equivalents	(13,975)	(7,647)
Cash and cash equivalents at the beginning of the period	46,494	46,985

Cash and cash equivalents at the end of the period	$32,519	$39,338

Notes to consolidated financial statements are an integral part hereof.

Consolidated Statements of Cash Flows continued
(Unaudited)

	Six Months Ended
	June 30
(Dollars in thousands)	2007	2006
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$13,845	$9,978
Income Taxes	2,317	2,210

Supplemental Disclosures of Noncash Transactions
Transfer of loans to other real estate owned	$1,453	$1,124
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	(371)	(1,194)
Change in deferred income taxes	143	460
Change in shareholders’	(228)	(734)
Notes to consolidated financial statements are an integral part hereof.

Notes To Consolidated Financial Statements
As of or for the Periods Ended June 30, 2007 and 2006
Note 1 — Basis of Presentation
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
Effective July 31, 2007, LSB Bancshares, Inc. (“Bancshares”) merged with FNB Financial Services Corporation (“FNB”) pursuant to an Agreement and Plan of Merger dated February 26, 2007. Also effective July 31, 2007, Bancshares changed its name to NewBridge Bancorp (“NewBridge”) and moved its principal executive offices to Greensboro, North Carolina. The information provided in this 10-Q relates solely to the results of Bancshares and its banking subsidiaries for the quarterly period ended June 30, 2007.
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
Note 2 — Net Income Per Share
Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options and stock appreciation rights were exercised, resulting in the issuance of common stock that then shared in the net income of Bancshares.

A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Weighted average number of common shares used in computing basic net income per share	8,400,721	8,518,434	8,408,925	8,522,718
Effect of diluted stock options	2,269	31,209	9,175	37,858

Diluted weighted average common shares outstanding	8,402,990	8,549,643	8,418,100	8,560,576

Note 3 — Investment Securities (Dollars in thousands)

	June 30, 2007 – Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
State, county and municipal securities	$27,916	$262	$742	$27,436

	June 30, 2007 - Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agency obligations	$119,246	$5	$1,732	$117,519
State, county and municipal securities	2,474	0	89	2,385
Equity securities	4,882	0	0	4,882

Total	$126,602	$5	$1,821	$124,786

	December 31, 2006 – Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
State, county and municipal securities	$29,893	$517	$384	$30,026

	December 31, 2006 – Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agency obligations	$110,920	$75	$1,418	$109,577
State, county and municipal securities	2,525	0	101	2,424
Equity securities	5,235	0	0	5,235

Total	$118,680	$75	$1,519	$117,236

The following is a schedule of securities in a loss position as of June 30, 2007 (Dollars in thousands):

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. government agency obligations	$33,648	$303	$75,865	$1,429	$109,513	$1,732
State, county and municipal securities	10,070	298	9,054	533	19,124	831

Total securities	$43,718	$601	$84,919	$1,962	$128,637	$2,563

Investment securities with amortized cost of $100.026 and $103.386, as of June 30, 2007, and December 31, 2006, respectively, were pledged to secure public deposits and for other purposes. The Bank has also obtained a $10.000 million and a $20.000 million irrevocable letter of credit, which will expire on May 10, 2015 and September 3, 2014, respectively. These letters of credit were issued by the Federal Home Loan Bank of Atlanta (“FHLB”) in favor of the State of North Carolina and are used in lieu of securities to pledge against public deposits.
No investment securities were sold during the six months ending June 30, 2007.
Note 4 — Loans and Allowance for Loan Loss
A summary of consolidated loans follows (Dollars in thousands):

	June 30	December 31
	2007	2006
Commercial, financial, & agricultural	$303,118	$279,372
Real estate – construction	81,380	59,959
Real estate – mortgage	348,550	357,772
Installment loans to individuals	59,720	60,953
Lease financing	445	363
Other	1,268	1,559

Total loans, net of unearned income	$794,481	$759,978

Nonperforming assets are summarized as follows (Dollars in thousands):

	June 30	December 31
	2007	2006
Nonaccural loans	$3,960	$3,686
Restructured loans	96	133
Loans past due 90 days or more	2,020	2,103

Total nonperforming loans	6,076	5,922
Foreclosed real estate	4,392	3,969

Total nonperforming assets	$10,468	$9,891

Impaired loans and related information are summarized in the following tables (Dollars in thousands):

	June 30	December 31
	2007	2006
Loans specifically identified as impaired	$9,316	$10,446

Allowance for loan losses associated with impaired loans	$2,019	$1,973

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Average balances of impaired loans	$10,419	$8,598	$10,982	$8,398

Interest income recorded for impaired loans	$102	$103	$261	$269

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
An analysis of the changes in the allowance for loan losses follows (Dollars in thousands):

	Six Months Ended June 30
	2007	2006
Balance, beginning of period	$9,564	$8,440
Provision for loan losses	2,148	2,018
Recoveries of amounts previously charged off	435	742
Loans charged off	(2,053)	(2,698)

Balance, end of period	$10,094	$8,502

At June 30, 2007, loans totaling $10.046 million were held for sale stated at the lower of cost or market on an individual basis.
Note 5 — Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which is an amendment of SFAS Statement No. 140 (“SFAS 140”). SFAS 156 deals with the servicing of financial assets and liabilities. This applies to Bancshares’ sales and servicing of mortgage loans. SFAS 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. This was also required under SFAS 140 and therefore already implemented by Bancshares. SFAS 156 now permits an entity to choose either the amortization method or the fair value measurement method for subsequent measurement. Previously, the only subsequent method available was the amortization method which calls for amortizing servicing assets or liabilities in proportion to and over the period of estimated net servicing income or loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method measures servicing assets and liabilities at fair value at each reporting date and reports changes in fair value in earnings in the period in which the changes occur. Since Bancshares does not use derivative instruments to mitigate risk associated with their mortgage servicing rights, they will continue to use the amortization method upon adoption of SFAS 156 on January 1, 2007. Bancshares believes that adopting SFAS 156 will not result in any material effect on their financial position or operating results.
In September 2006, FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value of assets and liabilities for financial statement purposes and expands disclosures about fair value measurements. This SFAS 157 establishes a fair value hierarchy with the highest level priority given to quoted prices in active markets for identical assets or liabilities. The next level of priority is given to other than quoted prices that are observable for the asset or liability while the least priority is given to unobservable inputs. The fair value measurement requirements in SFAS 157 supersedes the requirements of various other FASB statements that required fair value valuation and establishes a more consistent basis for determining the fair value. SFAS 157 does not establish any new fair value measurements. Bancshares reports fair value on a limited basis, most notably for available for sale investment securities purposes although impairment, which could result in reporting at fair value, is considered for other purposes including mortgage servicing rights and goodwill. The effective date for SFAS 157 is for fiscal years beginning after November 15, 2007. Bancshares believes that adopting SFAS 157 will not result in any material effect on their financial position or operating results.
In September 2006, FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which is an amendment of SFAS Nos. 87, 88, 106 and 123(R). SFAS 158 requires that employers recognize the funded status of their defined benefit and other postretirement plans as an asset or liability on their balance sheet with a corresponding adjustment to “Other Comprehensive Income” effective at the end of 2006. As of December 31, 2006, Bancshares had adopted SFAS 158.
In February 2007, FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB 115” (“SFAS 159”). SFAS 159 permits entities to elect to report eligible financial instruments at fair value subject to conditions stated in the pronouncement including adoption of SFAS 157 discussed above. The purpose of SFAS 159 is to improve financial reporting by mitigating volatility in earnings related to current reporting requirements. Bancshares is considering the applicability of SFAS 159 and will determine if adoption is appropriate. The effective date for SFAS 159 is for fiscal years beginning after November 15, 2007. Bancshares believes that adopting SFAS 159 will not result in any material effect on their financial position or operating results.
Note 6 — Stock Compensation Plans
Effective January 1, 2006 Bancshares adopted the fair value method of accounting for stock-based compensation arrangements in accordance with SFAS 123(R), using the modified prospective method of transition. Under the provisions of SFAS 123(R), the estimated fair value of stock-based awards granted under the Comprehensive Benefit Plan, discussed in Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 15, 2006 (SEC File No. 000-11448) , is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123(R) for all share based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.
Prior to January 1, 2006, Bancshares accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principals Board 25, and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.
Bancshares recorded $44,000, or $0.01 per diluted share and $59,000, or $0.01 per diluted share, of total stock-based compensation expense for the three-month period ended June 30, 2007 and June 30, 2006, respectively and $80,000, or $0.01 per diluted share and $84,000, or $0.01 per diluted share, of total stock-based compensation expense for the six-month period ended June 30, 2007 and June 30, 2006, respectively pursuant to the provisions of SFAS 123(R). The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related options. This expense had no impact on Bancshares’ reported cash flows. The stock-based compensation expense is reported under personnel expense.
For purposes of determining estimated fair value under SFAS 123(R), Bancshares has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the Form 10-K. There have been no additional options granted during 2007. As of June 30, 2007, there was $203,000 of total unrecognized compensation expense related to stock option arrangements granted under the Comprehensive Benefit Plan. This expense will be fully amortized in December of 2010.
Note 7 — Pension and Post Retirement Medical Benefit Expenses
The components of net periodic benefit cost for pension and retiree medical plans are as follows:

	Pension Benefits		Retiree Medical
	Three Months Ended		Three Months Ended
	June 30		June 30
(Dollars in thousands)	2007	2006	2007	2006

Service cost	$21	$186	$13	$13
Interest cost	190	210	14	13
Expected Return on plan assets	(248)	(220)	0	0
Amortization of prior service	0	17	0	0
Amortization of transition obligation	0	0	2	2
Amortization of loss	0	52	2	2

Net periodic benefit cost	$(37)	$245	$31	$30

	Pension Benefits		Retiree Medical
	Six Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2007	2006	2007	2006

Service cost	$42	$373	$27	$25
Interest cost	380	420	28	26
Expected Return on plan assets	(497)	(440)	0	0
Amortization of prior service	1	33	0	0
Amortization of transition obligation	0	0	5	5
Amortization of loss	0	105	3	3

Net periodic benefit cost	$(74)	$491	$63	$59

Note 8 — Derivatives
Bancshares began using derivatives in the fourth quarter of 2005. The derivatives are being used in conjunction with the Bank’s sale of Indexed Certificates of Deposits (“ICD”). The ICDs do not pay periodic interest payments. Instead, any interest earned is paid at maturity and is calculated based on the positive price movements, if any, of the Dow Jones Industrial AverageSM over the entire term of the ICD. In order to manage the interest rate risk associated with this deposit product, the Company has purchased a series of forward option contracts through designated third-party hedge providers. These contracts provide the Company with a rate of return that is commensurate with the return of the Dow Jones Industrial AverageSM from the time of the contract until maturity of the related ICD. These contracts are accounted for as economic cash flow hedges. The Company does not account for these instruments using SFAS 133. The forward option contracts are marked-to-market on a quarterly basis with all changes being booked directly to earnings.
The following table reflects the information pertaining to the forward option contracts:

	June 30, 2007		June 30, 2006
	Notional	Estimated	Notional	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Cash flow liability hedges:
Interest rate option	$133	$32	$92	$12

Note 9 — Subsequent Events
     On July 25, 2007, the shareholders of Bancshares and FNB Financial Services Corporation approved the Agreement and Plan of Merger by and between Bancshares and FNB dated February 26, 2007. In accordance with the terms of the Agreement, FNB merged with and into Bancshares effective July 31, 2007. The name of the combined company is NewBridge Bancorp.
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
Bancshares granted 47,000 options during 2006, the year it adopted SFAS 123(R). The expense of $44,000 and $59,000 that was recorded during the three-month period ended June 30, 2007 and June 30, 2006, respectively and $80,000 and $84,000 that was recorded during the six-month period ended June 30, 2007 and June 30, 2006, respectively relates to the unvested portion of options granted prior to January 1, 2007. See Note 6, Stock Compensation Plans, to the notes to Consolidated Financial Statements for more information about the adoption of SFAS 123(R).

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Net Interest Income
The primary source of earnings for Bancshares is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.
Net interest income for the second quarter of 2007 of $10.248 million decreased $703,000 or 6.4% compared to $10.951 million for the second quarter of 2006. The decrease was largely attributable to a decline in the net interest margin from 4.83% for the quarter ended June 30, 2006 to 4.40% for the quarter ended June 30, 2007, partially offset by 2.6% growth in average earning assets for June 30, 2007 compared to June 30, 2006. Deposits continue to steadily grow in 2007. As of June 30, 2007 total deposits were up $24.083 million or 2.9% compared to June 30, 2006.

The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the quarters ended June 30, 2007 and 2006.
Fully taxable equivalent basis1 (Dollars in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans and leases receivable[2]	$784,526	$15,660	8.01%	$755,220	$15,017	7.98%
Taxable securities	111,859	1,253	4.49	108,048	1,137	4.22
Tax exempt securities	30,811	384	5.00	31,085	411	5.30
Federal Home Loan Bank	4,564	69	6.06	4,432	62	5.61
Interest-bearing bank balances	1,743	21	4.83	1,837	21	4.59
Federal funds sold	9,083	118	5.21	18,362	223	4.87

Total earning assets	942,586	17,505	7.41	918,984	16,871	7.36

Non-earning assets:
Cash and due from banks	29,366			37,283
Premises and equipment	19,929			19,543
Other assets	16,405			18,561
Allowance for loan losses	(9,849)			(8,434)

Total assets	$998,437	$17,505		$985,937	$16,871

Interest-bearing liabilities:
Savings and time deposits	$685,920	$6,319	3.70%	$689,215	$5,119	2.98%
Securities sold under agreement to repurchase	722	2	1.11	805	2	1.00
Borrowings from the Federal
Home Loan Bank	61,923	848	5.49	55,143	694	5.05

Total interest-bearing liabilities	748,565	7,169	3.84	745,163	5,815	3.13
Other liabilities and shareholders’ equity:
Demand deposits	152,963			141,222
Other liabilities	6,210			6,285
Shareholders’ equity	90,699			93,267

Total liabilities and shareholders’ equity	$998,437	7,169		$985,937	5,815

Net interest income and net interest margin[3]		$10,336	4.40%		$11,056	4.83%

Interest rate spread[4]			3.61%			4.23%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

[2]	The average loans and leases receivable balances include non-accruing loans. Loan fees of $415 and $336 for the three months ended June 30, 2007 and 2006, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense
In the second quarter of 2007, noninterest income decreased $161,000 or 4.5% compared with the same period in 2006. The reduction in noninterest income was primarily due to a decrease of $168,000 or 9.1% in service charges on deposits over the same period in 2006.
In the second quarter of 2007, noninterest expense decreased $1.722 million or 14.7% compared to the same period in 2006. Net of a $1.0 million write-down in the second quarter of 2006, the decrease in noninterest expense for the period being compared is $722,000 or 6.8%.
Personnel expense in the second quarter of 2007, consisting of employee salaries and benefits, decreased $254,000 or 4.6% from the same period in 2006. The decrease in personnel expense is largely attributable to adjustments in staffing. Full-time equivalent employees for Bancshares totaled 392 at June 30, 2007 compared to 420 at June 30, 2006.

For the changes in other operating expenses, please see the table, Other Operating Income and Expenses, below.
Other Operating Income and Expenses (Dollars in thousands)

	Three Months Ended
	June 30,		Percentage
	2007	2006	Variance

Other operating income:
Bankcard income	$672	$655	2.6%
Fee income	564	542	4.1
Investment Services commissions	242	209	15.8
Insurance commissions	57	54	5.6
Trust income	158	144	9.7
Loss on sale of real estate(1)	(111)	(8)	1287.5
Other income	92	46	100.0

	$1,674	$1,642	1.9

Other operating expenses:
Advertising(2)	$93	$312	(70.2)%
Automated services(3)	1,106	927	19.3
Bankcard expense	569	538	5.8
Legal and professional fees	524	727	(27.9)
Postage	188	144	30.6
Stationery, printing and supplies	146	195	(25.1)
OREO expense(4)	99	269	(63.2)
OREO Write-down(5)	45	1,000	(95.5)
Other expense(6)	816	1,018	(19.8)

	$3,586	$5,130	(30.1)

(1)	The increase is primarily due to losses on the sale of two properties sold from nonperforming assets.

(2)	The decrease in advertising for the three months ended June 30, 2007 compared to the same time period in 2006 is primarily due to a large Bank branding campaign that was run during the second quarter of 2006.

(3)	This increase is due to Impact ’05 initiatives put in place to improve the Bank’s performance in operations, retail delivery systems and technology. These include enhancements to our data processing systems and the renewal and license fee costs associated with these, an upgrade in our communication lines to the branches and contingency planning.

(4)	The increase in 2006 is due to the operating expenses, materials and professional fees to remediate the condominiums discussed in “Asset Quality and Allowance for Loan Losses” on page 25 of this report.

(5)	The Other Real Estate Owned write-down of $1.0 million in 2006 relates to the Georgetown, SC condominium development project.

(6)	The decrease is primarily due to cost containment in the Bank and its subsidiaries.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Net Interest Income
     Net interest income for the first six months of 2007 of $20.497 million was down $1.409 million or 6.4% compared to $21.906 million for the same period of 2006. The decrease was largely attributable to a decline in the net interest margin from 4.87% for the six months ended June 30, 2006 to 4.46% for the six months ended June 30, 2007, partially offset by 2.1% growth in average earning assets for June 30, 2007 compared to June 30, 2006. Outstanding loans grew $34.503 million for the first half of 2007 compared to December 31, 2006, and were up $37.636 million or 5.0% compared to June 30, 2006.
     For the period ended June 30, 2007, total deposits were up $35.111 million or 4.3% compared to December 31, 2006, and $24.083 million or 2.9% compared to June 30, 2006. While deposit growth has been relatively good, the cost of interest-bearing deposits has increased due to intense competition for these deposit dollars.

The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the six months ended June 30, 2007 and 2006.
Fully taxable equivalent basis1 (Dollars in thousands):

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans and leases receivable[2]	$777,566	$30,998	8.04%	$754,952	$29,506	7.88%
Taxable securities	110,794	2,488	4.53	103,465	2,115	4.12
Tax exempt securities	31,542	803	5.13	31,395	846	5.43
Federal Home Loan Bank	4,637	136	5.91	4,214	130	6.22
Interest-bearing bank balances	1,968	54	5.53	1,559	35	4.53
Federal funds sold	8,534	220	5.20	20,591	472	4.62

Total earning assets	935,041	34,699	7.44	916,176	33,104	7.29
Non-earning assets:
Cash and due from banks	29,279			36,928
Premises and equipment	20,008			19,421
Other assets	16,482			18,473
Allowance for loan losses	(9726)			(8,386)

Total assets	$991,084	$34,699		$982,612	$33,104

Interest-bearing liabilities:
Savings and time deposits	$679,382	$12,335	3.66%	$695,698	$9,668	2.80%
Securities sold under agreement to repurchase	712	4	1.13	11,143	7	1.23
Borrowing from the Federal Home Loan Bank	61,680	1,675	5.48	51,591	1,302	5.09

Total interest-bearing liabilities	741,774	14,014	3.81	748,432	10,977	2.96
Other liabilities and shareholders’ equity:
Demand deposits	152,751			134,036
Other liabilities	6,089			6,961
Shareholders’ equity	90,470			93,183

Total liabilities and shareholders’ equity	$991,084	14,014		$982,612	10,977

Net interest income and net interest margin[3]		$20,685	4.46%		$22,127	4.87%

Interest rate spread[4]			3.67%			4.33%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

[2]	The average loans and leases receivable balances include non-accruing loans. Loan fees for the six months ended June 30, 2007 and 2006 of $784 and $641, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense
In the first half of 2007, noninterest income increased $23,000 or 0.3% compared to the same period in 2006. The modest increase in noninterest income for 2007 was primarily due to growth of $327,000 or 10.3% in other income over the same period in 2006, which more than offset the lower service charges on deposit accounts and gains on the sale of mortgages.
In the first half of 2007, noninterest expense decreased $1.939 million or 8.8% compared to the same period in 2006. The year-to-date results for 2006 were affected by a $1.0 million write-down of other real estate owned. Personnel expense in the first half of 2007, consisting of employee salaries and benefits, decreased $659,000 or 5.8% from the same period in 2006. The decrease in personnel expense for the first six months of 2007 is the result of staffing adjustments and reduction.

For the changes in other operating expenses, please see the table, Other Operating Income and Expenses, below.
Other Operating Income and Expenses (Dollars in thousands)

	Six Months Ended
	June 30,		Percentage
	2007	2006	Variance

Other operating income:
Bankcard income	$1,270	$1,251	1.5%
Fee income	1,075	1,008	6.6
Investment Services commissions	497	430	15.6
Insurance commissions	81	90	(10.0)
Trust income	328	304	7.9
Loss on sale of real estate	(94)	(100)	(6.0)
Other income(1)	341	188	81.4

	$3,498	$3,171	10.3

Other operating expenses:
Advertising(2)	$215	$609	(64.7)%
Automated services(3)	2,184	1,731	26.2
Bankcard expense	1,079	1,002	7.7
Legal and professional fees	1,076	1,312	(18.0)
Postage	363	348	4.3
Stationery, printing and supplies	330	399	(17.3)
OREO expense(4)	219	403	(45.7)
OREO Write-down(5)	45	1,000	(95.5)
Other expense	1,720	1,876	(8.4)

	$7,231	$8,680	(16.7)

(1)	The increase is primarily due to $193,000 in income received from partnership investments in the first quarter of 2007.

(2)	The decrease in advertising for the six months ended June 30, 2007 compared to the same time period in 2006 is primarily due to a large deposit and Bank branding campaign that were run during the first six months of 2006 and not during the same time period in 2007.

(3)	This increase is due to Impact ’05 initiatives put in place to improve the Bank’s performance in operations, retail delivery systems and technology. These include enhancements to our data processing systems and the renewal and license fee costs associated with these, an upgrade in our communication lines to the branches and contingency planning.

(4)	The increase in 2006 is due to the operating expenses, materials and professional fees to remediate the condominiums discussed in “Asset Quality and Allowance for Loan Losses” on page 25 of this report.

(5)	The Other Real Estate Owned write-down of $1.0 million in 2006 relates to the Georgetown, SC condominium development project.

Asset Quality and Allowance for Loan Losses
At June 30, 2007, the allowance for loan losses was $10.094 million or 1.27% of loans outstanding compared to $9.564 million or 1.26% of loans outstanding at December 31, 2006, and $8.502 million or 1.12% of loans outstanding at June 30, 2006. Net charge-offs for the six months ended June 30, 2007 were $1.618 million or 0.21% of average loans outstanding compared to net charge-offs of $1.956 million or 0.26% of average loans outstanding as of June 30, 2006. Net charge-offs increased in the second quarter of 2007 compared to the first quarter of 2007 by $20,000. Adequate provisions and allowances for loan loss reserves are based on numerous factors including growth of the loan portfolio, delinquencies, net charge-offs, non-performing loans and collateral values. Additional information regarding the allowance for loan losses is presented in the table, Asset Quality Analysis, on the following page.
The provision for loan losses charged to operations for the six months ended June 30, 2007 totaled $2.148 million compared to $2.018 million for the six months ended June 30, 2006. At June 30, 2007, the allowance for loan losses was 1.66 times nonperforming loans compared to 1.61 times at December 31, 2006 and 1.67 times at June 30, 2006. Based on analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for loan losses to be adequate. Management continues to closely monitor the asset quality of the loan portfolio. Loans charged-off are recorded based upon the financial condition of the borrower and the likelihood of repayment.
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
At June 20, 2007 nonperforming assets were $10.468 million compared to $9.891 million at December 31, 2006 and $8.857 million at June 30, 2006. The increase in the nonperforming assets from June 30, 2007 to June 30, 2006 resulted from an increase in nonaccrual loans of $1.0 million, an increase in foreclosed real estate of $600,000 and an increase in loans 90 days or more past due of $480,000. Restructured loans decreased $500,000.
The Bank made loans to a long time customer in connection with a condominium development project in Georgetown, SC. The loans were secured by the residential condominium units being developed. During the second quarter of 2005, the Bank acquired 18 residential condominium units by means of a deed-in-lieu of foreclosure. As of the first quarter of 2007 these defaulted loans were booked in other real estate owned at a value of $2.525 million. In the first quarter of 2007, based on current data, the Bank embarked on plans to build out the project at an estimated cost of between $1.750 million and $2.250 million in preparation for future sale. In the second quarter of 2007 contracts were being negotiated for renovation of the units. To improve the sales appeal of the project the units are being renovated to 16 units from the original 18 units. A renovation budget projects build out costs in the range of $2.500 million. These expenses will increase the carrying value of the project as incurred. With the value of the renovation cost incurred in the second quarter of 2007, the carrying value was increased from $2.525 million to $2.673 million.
During the second quarter of 2006, $2.500 million in loans to a borrower in the furniture industry were moved to nonaccrual status as a result of the borrower’s failure to satisfy the terms of a liquidation agreement. A liquidation of the inventory was completed during the second quarter of 2006 and as of December 31, 2006 the borrower was in involuntary bankruptcy delaying foreclosure proceedings. During the second quarter of 2007 the properties were released from bankruptcy. The bank bid the property at foreclosure and moved $1.200 million to Other Real Estate Owned. The remainder of the loans remains in non-accrual. While these loans are secured, the extent of losses on the loans, if any, can not be determined as of the current date.
Peoples Finance is the Bank’s consumer financing subsidiary servicing the markets of Lexington, King and Archdale. Auto loan delinquency within previously performing credits began to increase in late 2005 due in part to softness in the economy in some of those markets. In the first quarter of 2007 management addressed staffing strength, portfolio size and credit cultures so as to better manage credits. Credit quality improved in the first quarter of 2007 with net charge offs decreasing to $275,000 compared to $425,000 in the first quarter of 2006. Further improvement was made in the second quarter of 2007 as net charge offs decreased to $156,000 compared to $230,000 in the second quarter of 2006. In management’s opinion Peoples Finance has addressed credit issues and is under sound management.
Asset Quality Analysis

	June 30		December 31	June 30
(Dollars in thousands)	2007		2006	2006

Reserve for Loan Losses:
Beginning Balance	$9,564		$8,440	$8,440
Provision for loan losses	2,148		5,510	2,018
Net (charge-off) recoveries	(1,618)		(4,386)	(1,956)

Ending Balance	$10,094		$9,564	$8,502

Risk Assets:
Nonaccrual loans	$3,960		$3,686	$2,956
Foreclosed real estate	4,392		3,969	3,755
Restructured loans	96		133	612
Loans 90 days or more past due and still accruing	2,020		2,103	1,534

Total risk assets	$10,468		$9,891	$8,857

Asset Quality Ratios:
Nonaccrual loans as a percentage of total loans	0.50%		0.49%	0.39%
Nonperforming assets as a percentage of:
Total assets	1.06		1.00	0.90
Loans plus foreclosed property	1.31		1.29	1.16
Net charge-offs as a percentage of average loans	0.42	*	0.58	0.52	*
Reserve for loan losses as a percentage of loans	1.27		1.26	1.12
Ratio of reserve for loan losses to:
Net charge-offs	3.12	*	2.18	2.16	*
Nonaccrual loans	2.55		2.59	2.88

*   Denotes Annualized
Income Taxes
Accrued income taxes applicable to income for the six months ended June 30, 2007 were $1.647 million compared to $1.416 million for the six months ended June 30, 2006. Pretax income for the six months ended June 30, 2007 of $5.126 million increased $423,000 compared to $4.703 million for the six months ended June 30, 2006. The increase in accrued taxes for the six months ended June 30, 2007 is primarily due to the increased taxable income. During 2003, the Bank purchased an investment tax credit partnership interest for $540,000. The partnership is expected to yield $1.000 million in tax credits over the years 2003 to 2009. Actual credits applied to the six months ended June 30, 2007 and 2006, were $102,000 and $112,000, respectively. Bancshares accounts for tax credits using the flow-through method, thereby reducing income tax expense in the year in which the credits were received.
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
Bancshares also uses simulation analysis to compute net interest income at risk under a variety of market interest rate scenarios to identify interest rate risk exposures. The simulation models used to analyze Bancshares’ net interest income create various at-risk scenarios looking at increases and/or decreases in interest rates from an instantaneous movement. The models are continuously updated to incorporate management action and on-going assumptions. The affect of a 200 basis point instantaneous increase or decrease in interest rates over a one-year period is a key scenario analyzed. Based on the rate sensitivity position on June 30, 2007, net interest income exposure over the next 12 months to an instantaneous increase in interest rates of 200 basis points is estimated to be approximately 6% of base net interest income which is well inside the Bank’s maximum tolerable decline of 15%. These scenarios are used as one estimate of risk, and do not necessarily represent management’s current view of future interest rates or market developments. Actual results will differ from simulated results due to, among other factors, timing, magnitude and frequency of interest rate changes, changes in market conditions, and management’s strategies.
To minimize any potential negative impact of interest rate movements, the asset/liability management process seeks to match maturities and repricing opportunities of interest-sensitive assets and interest-sensitive liabilities. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. On June 30, 2007, the one-year cumulative interest sensitivity gap was a negative $183,000 for a ratio of interest-sensitive assets to interest-sensitive liabilities of 0.67. Management believes that is an acceptable ratio.

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
The Bank also has available lines of credit maintained with the FHLB, which can be used for funding and/or liquidity needs. Borrowings by the Bank under these lines of credit are collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences as well as qualified multi-family and home equity lines. At June 30, 2007, the Bank had an available line of credit with the FHLB totaling $170.100 million with $99.000 million outstanding and $69.000 million funded. While traditionally the FHLB is used for longer-term borrowings, it can be used for short-term liquidity needs. At June 30, 2007, overnight borrowings from the FHLB totaled $31.000 million. The Bank has one $10.000 million and one $20.000 million irrevocable letter of credit with the FHLB that are used in lieu of securities to pledge against public deposits.
Net cash provided by operating activities, a primary source of liquidity, was $8.213 million for the six months of 2007 compared to net cash provided of $8.875 million for the same period in 2006. The decrease in net cash provided by operating activities during the first half of 2007 was primarily attributable to a decrease in other assets during the six months ended June 30, 2007. Details of cash flows for the quarters ended June 30, 2007 and 2006 respectively, are provided in the Consolidated Statements of Cash Flows located in Item 1, which begins on page 6.
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
Capital Resources and Shareholders’ Equity
The Board of Directors of Bancshares has authorized a repurchase plan for shares of its common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. The repurchase plan is intended to help Bancshares achieve its goal of building shareholder value and maintaining appropriate capital levels. The plan was originally announced in November 1998 with extensions approved in August 1999 and May 2004, and expired on May 31, 2006. The original plan as well as each of the extensions authorized 300,000 shares to be repurchased, for a total authorized repurchase amount of 900,000 shares of common stock. As of May 16, 2006, Bancshares had repurchased a total of 708,955 shares under the previous plans. A new plan was approved by the Board of Directors effective May 17, 2006 for up to 400,000 shares which will expire on May 31, 2008. As of

December 31, 2006, Bancshares had repurchased a total of 112,476 shares under the new plan leaving an additional 287,524 available to be repurchased in the future years.
The following table shows a breakdown of the shares that have been repurchased under the repurchase program during the quarter.
Issuer Purchases of Equity Securities

	Total		Total Shares	Maximum Number
	Number of	Average	Purchased Pursuant	of Shares that may
	Shares	Price Paid	to Publicly	yet be Purchased
Month	Purchased	Per Share	Announced Plan	Under the Plan

April 1 – April 30	0	$0.00	0	277,481
May 1 – May 31	13,719	$13.85	13,719	263,762
June 1 – June 30	8,100	$13.89	8,100	255,662

Total Second Quarter	21,819	$13.87	21,819

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

			Risk-Based Capital
	Leverage Capital		Tier 1 Capital		Total Capital
	Amount	Percent[1]	Amount	Percent[2]	Amount	Percent[2]

Actual	$91,611	9.18%	$91,611	10.10%	$101,705	11.21%
Required	29,938	3.00	36,297	4.00	72,594	8.00
Excess	61,673	6.18	55,314	6.10	29,111	3.21

1	Percentage of total adjusted average assets. The Federal Reserve Board’s minimum leverage ratio requirement is 3.0% to 5.0% depending on the institution’s composite rating as determined by its regulators. The Federal Reserve Board has not advised the Bank of any specific requirement applicable to it.

2	Percentage of risk-weighted assets.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See “Capital Resources and Shareholders’ Equity” and “Issuer Purchases of Equity Securities” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on pages 28 and 29 above for information about Bancshares’ repurchases of its common stock in the quarter under its publicly announced stock repurchase program.
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

Date: August 9, 2007	NewBridge Bancorp
(Registrant)

By: /s/ Monty J. Oliver Name: Monty J. Oliver
Title: Secretary and Chief Financial Officer
(Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”).

31.2	Certification Pursuant to Section 302 of SOX.

32	Certification Pursuant to Section 906 of SOX.