Form 10-Q
period 2007-09-30
NEWBRIDGE BANCORP
filed 2007-11-09
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended:
September 30, 2007
Commission File Number: 000-11448
NewBridge Bancorp
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1348147
(State of Incorporation)	(I.R.S. Employer Identification No.)

1501 Highwoods Boulevard, Suite 400
Greensboro, North Carolina	27410
(Address of principal executive offices)	(Zip Code)
(336) 369-0900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑
At October 31, 2007, 15,803,294 shares of the registrant’s common stock were outstanding.

NEWBRIDGE BANCORP
AND SUBSIDIARIES
FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
NewBridge Bancorp and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands except per share data)

	September 30	December 31
	2007	2006*
	(Unaudited)
Assets
Cash and due from banks	$54,921	$45,486
Interest-bearing bank balances	1,095	1,008
Federal Funds Sold	13,046	6,845
Investment Securities:
Held to maturity, market value $27,700 at September 30, 2007 and $30,026 at December 31, 2006	27,908	29,893
Available for sale	357,088	117,236
Loans	1,438,576	759,978
Less, allowance for credit losses	(20,261)	(9,564)

Net Loans	1,418,315	750,414
Premises and equipment	42,521	19,848
Goodwill	53,944	490
Other assets	70,739	16,526

Total assets	$2,039,577	$987,746

Liabilities
Deposits:
Non-interest bearing	$211,534	$158,109
Savings, N.O.W. and money market accounts	621,848	376,292
Certificates of deposit	741,550	283,282

Total deposits	1,574,932	817,683
Securities sold under agreements to repurchase	44,481	948
Borrowings from the Federal Home Loan Bank	145,000	73,000
Junior subordinated notes	25,774	—
Federal funds purchased	25,445	—
Other liabilities	18,458	6,806

Total liabilities	1,834,090	898,437

Shareholders’ Equity
Preferred Stock, par value $.01 per share:
Authorized 10,000,000 shares; none issued	—	—
Common stock, par value $5 per share:
Authorized 50,000,000 shares; issued 15,851,252 shares at September 30, 2007 and 8,422,610 shares at December 31, 2006	79,256	42,113
Paid-In capital	86,365	8,177
Directors’ deferred plan	(1,287)	(1,390)
Retained earnings	42,017	42,669
Accumulated other comprehensive loss	(864)	(2,260)

Total shareholders’ equity	205,487	89,309

Total liabilities and shareholders’ equity	$2,039,577	$987,746

*	Derived from audited consolidated financial statements
Notes to consolidated financial statements are an integral part hereof.

NewBridge Bancorp and Subsidiaries
Consolidated Statements of Income
(Unaudited; dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$25,065	$15,509	$56,063	$45,015
Interest on investment securities:
Taxable	2,719	1,197	5,207	3,312
Tax preferred	820	298	1,435	923
Interest-bearing bank balances	169	90	359	255
Federal funds sold	190	193	410	665

Total interest income	28,963	17,287	63,474	50,170

Interest Expense
Deposits	10,900	5,652	23,235	15,320
Securities sold under agreements to repurchase	400	2	404	9
Borrowings from the Federal Home Loan Bank	1,376	841	3,051	2,143

Total interest expense	12,676	6,495	26,690	17,472

Net interest income	16,287	10,792	36,784	32,698
Provision for credit losses	2,393	565	4,541	2,583

Net interest income after provision for credit losses	13,894	10,227	32,243	30,115

Noninterest Income
Service charges on deposit accounts	2,150	1,798	5,308	5,233
Gains on sales of mortgage loans	97	114	249	293
Other operating income	1,959	1,655	5,457	4,826

Total noninterest income	4,206	3,567	11,014	10,352

Noninterest Expense
Personnel expense	8,434	5,500	19,043	16,768
Occupancy expense	843	495	1,842	1,452
Furniture and equipment expense	1,066	575	2,258	1,640
Technology and data processing expense	1,060	1,111	3,245	2,842
Legal and professional fees	1,077	479	2,153	1,791
Other operating expense	3,927	2,040	7,897	7,677

Total noninterest expense	16,407	10,200	36,438	32,170

Income before income taxes	1,693	3,594	6,819	8,297
Income taxes	268	1,219	1,915	2,635

Net Income	$1,425	$2,375	$4,904	$5.662

Earnings per share:
Basic	$0.11	$0.28	$0.50	$0.67
Diluted	$0.11	$0.28	$0.49	$0.66

Weighted average shares outstanding:
Basic	13,373,814	8,462,176	9,898,392	8,500,038
Diluted	13,417,068	8,480,912	9,954,011	8,529,695
Notes to consolidated financial statements are an integral part hereof.

NewBridge Bancorp and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Nine months ended September 30, 2007 and 2006
(Dollars in thousands)

						Accumulated
				Directors’		Other	Total
	Common Stock		Paid-in	Deferred	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Plan	Earnings	Income (loss)	Equity

Balances at December 31, 2005	8,524,033	$42,620	$9,430	$(1,334)	$42,424	$(1,311)	$91,829
Net Income					5,662		5,662
Change in unrealized gain on securities available for sale, net of deferred income taxes						194	194

Comprehensive income							5,856
Cash dividends declared on common stock					(4,331)		(4,331)
Stock-based compensation expense			126				126
Common stock issued for stock options exercised	22,886	114	124				238
Common stock acquired	(104,055)	(520)	(1,294)	(42)			(1,856)

Balances at September 30, 2006	8,442,864	$42,214	$8,386	$(1,376)	$43,755	$(1,117)	$91,862

Balances at December 31, 2006	8,422,610	$42,113	$8,177	$(1,390)	$42,669	$(2,260)	$89,309
Net Income					4,904		4,904
Change in unrealized gain on securities available for sale, net of deferred income taxes						1,396	1,396

Comprehensive income							6,300
Cash dividends declared on common stock					(5,560)		(5,560)
Stock-based compensation expense			113		4		117
Common stock issued for merger	7,554,362	37,771	79,104				116,875
Stock issuance cost			(10)				(10)
Common stock acquired	(125,720)	(628)	(1,019)	103			(1,544)

Balances at September 30, 2007	15,851,252	$79,256	$86,365	$(1,287)	$42,017	$(864)	$205,487

Notes to consolidated financial statements are an integral part hereof.

NewBridge Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

	Nine Months Ended
	September 30
	2007	2006

Cash Flow from operating activities
Net Income	$4,904	$5,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	878	1,474
Securities premium amortization and discount accretion, net	(308)	93
Decrease in loans held for sale	4,928	3,876
Deferred income taxes	66	76
Increase (decrease) in income taxes payable	356	(1,003)
Increase in income earned but not received	(207)	(732)
Increase in interest accrued but not paid	218	135
Net (increase) decrease in other assets	(6,186)	687
Net increase in other liabilities	125	1,737
Provision for credit losses	4,541	2,583
Loss on sale of premises and equipment	38	20
Stock based compensation	117	126

Net cash provided by operating activities	9,470	14,734

Cash Flow from investing activities
Purchases of securities held to maturity	—	(4,748)
Proceeds from maturities of securities held to maturity	1,964	2,258
Purchases of securities available for sale	(55,524)	(33,404)
Proceeds from maturities of securities available for sale	70,318	15,305
Net increase in loans made to customers	(44,794)	(11,805)
Purchases of premises and equipment	(2,036)	(1,931)
Proceeds from sale of premises and equipment	2	14
Net (increase) decrease in federal funds sold	(6,201)	2,202
Cash acquired in merger	14,803	—

Net cash used for investing activities	(21,468)	(32,109)

Cash Flow from financing activities
Net increase in demand deposits, N.O.W., money market and savings accounts	12,009	5,352
Net increase (decrease) in time deposits	4,378	(12,341)
Net increase (decrease) in securities sold under agreement to repurchase	15,247	(774)
Proceeds from long-term debt	264,135	152,000
Payments on long-term debt	(267,135)	(129,000)
Stock issuance costs	(10)	—
Dividends paid	(5,560)	(4,331)
Proceeds from issuance of common stock	—	238
Common stock acquired	(1,544)	(1,856)

Net cash provided by financing activities	21,520	9,288

Increase (decrease) in cash and cash equivalents	9,522	(8,087)
Cash and cash equivalents at the beginning of the period	46,494	46,985

Cash and cash equivalents at the end of the period	$56,016	$38,898

Notes to consolidated financial statements are an integral part hereof.

NewBridge Bancorp and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited; dollars in thousands)

	Nine Months Ended
	September 30
(In thousands)	2007	2006

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$26,471	$16,719
Income Taxes	3,048	3,605

Supplemental disclosures of noncash transactions
Transfer of loans to other real estate owned	$6,417	$1,191
Standby letters of credit	5,115	4,242
Issuance of common stock as a result of merger	116,875	—
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	(2,094)	316
Change in deferred income taxes	448	(122)
Change in shareholders’ equity	1,646	194
Notes to consolidated financial statements are an integral part hereof.

NewBridge Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
NewBridge Bancorp (the “Company”) is a bank holding company headquartered in Greensboro, North Carolina. The Company (formerly called LSB Bancshares, Inc.) is the surviving company in the merger of FNB Financial Services Corporation (“FNB Corporation” with and into LSB Bancshares Inc. (“Bancshares”), which merger and change of name became effective on July 31, 2007 (the “Merger”).
The Company’s principal business is providing banking and other financial services through its two banking subsidiaries, Lexington State Bank (“LSB”) and FNB Southeast (“FNB”). Accordingly, throughout these Notes, there are frequent references to FNB and LSB. The merger of the two banking subsidiaries is expected to be completed in November 2007.
LSB has two wholly owned subsidiaries, Peoples Finance Company of Lexington, Inc. (“Peoples Finance”) and LSB Investment Services, Inc. (“LSBIS”). LSB offers a complete array of services in commercial banking, including accepting deposits, corporate cash management, discount brokerage, IRA plans, mortgage production, secured and unsecured loans and trust functions through 26 offices in 17 communities located in Davidson, Forsyth, Stokes, Guilford, Randolph and Wake counties in North Carolina. Peoples Finance offers secured and unsecured loans to individuals up to a maximum of $10,000 as well as dealer originated loans. LSBIS offers products through UVEST Investment Services, an independent broker-dealer. Investments are neither deposits nor obligations of LSB, nor are they guaranteed or insured by any depository institution, the Federal Deposit Insurance Corporation, or any other government agency.
FNB has two subsidiaries, FNB Southeast Investment Services, Inc. and FNB Southeast Mortgage Corporation. FNB focuses primarily on offering commercial, real estate and consumer loans, deposit and other financial services to individuals, small to medium-sized businesses and other organizations through 13 offices located in Rockingham, Guilford, New Hanover and Pender counties in North Carolina, and two offices located in Harrisonburg, Virginia.
The Company’s third quarter 2007 financial data includes three months of operating results for LSB Bancshares, while the results of FNB Corporation are only included since the July 31, 2007 Merger date. The Company’s nine months ended September 30, 2007 financial data includes nine months of operating results for Bancshares but only two months of results for FNB Corporation. In accordance with purchase accounting rules, prior year financial information does not include any data for FNB Corporation.
The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements in Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2007 (SEC File No. 000-11448) (the “Bancshares 2006

Form 10-K”). This quarterly report should be read in conjunction with such the Bancshares 2006 Form 10-K.
Note 2 — Acquisitions
Pursuant to the terms of the Agreement and Plan of Merger, dated as of February 26, 2007 (the “Merger Agreement”), by and between Bancshares and FNB Corporation, each share of common stock of FNB Corporation outstanding at the effective time of the Merger was converted into the right to receive 1.07 shares of the Company’s common stock. The Company issued approximately $117 million of its common stock to FNB Corporation shareholders, based on 7,059,823 shares of FNB Corporation common stock outstanding as of June 7, 2007 and the closing price of the Company’s common stock on July 31, 2007.
The Merger transaction was accounted for under the purchase method of accounting and is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The Merger resulted in $53.5 million of goodwill and $6.6 million of core deposit intangibles. The goodwill acquired is not tax deductible. The core deposit intangible was determined by an independent valuation and is being amortized over the estimated life of 10 years, based on undiscounted cash flows.
An unaudited summary of the preliminary estimated fair values of assets and liabilities of FNB Corporation as of July 31, 2007 is in the table below. The Company acquired the assets and assumed the liabilities as of that same date. The Company has not finalized its valuation, but plans to do so in the fourth quarter of 2007.

(Dollars in thousands)
Cash and cash equivalents	$14,803
Loans receivable, net of allowance for credit losses	632,576
Investment securities	252,223
Premises and equipment	22,631
Core deposit intangible	6,613
Goodwill	53,454
Other assets	45,447
Deposits	(734,131)
Borrowings	(161,044)
Other liabilities	(12,693)

Investment in subsidiary, net of capitalized acquisition costs	$119,879
The Company’s consolidated financial statements include the results of operations of FNB Corporation only from the date of acquisition. The following unaudited summary presents the consolidated results of operations of the Company on a pro forma basis for the three and nine months ended September 30, 2007 and 2006, as if FNB Corporation had been acquired on January 1, 2007 and 2006 respectively. The pro forma summary information does not necessarily reflect the results of operations that would have occurred if the acquisition had occurred at the beginning of the periods presented, or of results which may occur in the future.

A summary of pro forma financial statements is as follows (dollars in thousands):

	Nine months ended September 30, 2007

		FNB	Pro Forma
	Bancshares	Corporation	adjustments	Total
Net interest income	30,782	23,043	3,093	56,918
Provision for credit losses	4,096	2,436	—	6,532
Non-interest income	10,218	8,065	—	18,283
Non-interest expense	31,645	26,840	154	58,639
Income before income taxes	5,259	1,832	2,939	10,030
Income taxes	1,559	755	1,117	3,431
Net income	3,700	1,077	1,822	6,599

	Nine months ended September 30, 2006

		FNB	Pro Forma
	Bancshares	Corporation	adjustments	Total
Net interest income	32,698	29,028	4,285	66,011
Provision for credit losses	2,583	1,120	—	3,703
Non-interest income	10,352	4,049	—	14,401
Non-interest expense	32,170	21,208	198	53,576
Income before income taxes	8,297	10,749	4,087	23,133
Income taxes	2,635	3,656	1,553	7,844
Net income	5,662	7,093	2,534	15,289
Note 3 — Net Income Per Share
Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock sharing in the net income of the Company.
A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Weighted average number of common shares used in computing basic net income per share	13,373,814	8,462,176	9,898,392	8,500,038
Effect of dilutive stock options	43,254	18,736	55,619	29,657

Diluted weighted average common shares outstanding	13,417,068	8,480,912	9,954,011	8,529,695

Note 4 — Investment Securities (In thousands)

	September 30, 2007 – Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State, county and municipal securities	$27,908	$326	$(534)	$27,700

	September 30, 2007 – Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency obligations	$197,274	$867	$(527)	$197,614
State, county and municipal securities	74,124	309	(431)	74,002
Mortgage-backed securities	69,543	1,017	—	70,560
Equity securities	14,901	11	—	14,912

Total	$355,842	$2,204	$(958)	$357,088

	December 31, 2006 – Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State, county and municipal securities	$29,893	$517	$(384)	$30,026

	December 31, 2006 - Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency obligations	$110,920	$75	$(1,418)	$109,577
State, county and municipal securities	2,525	—	(101)	2,424
Equity securities	5,235	—	—	5,235

Total	$118,680	$75	$(1,519)	$117,236

The following is a schedule of securities in a loss position as of September 30, 2007 (in thousands):

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency obligations	$19,392	$—	$119,880	$(527)	$139,272	$(527)
Mortgage backed securities	—	—	70,560	—	70,560	—
State, county and municipal securities	4,945	(183)	80,427	(782)	85,372	(965)

Total securities	$24,337	$(183)	$270,867	$(1,309)	$295,204	$(1,492)

Investment securities with an amortized cost of $249,522,000 and $103,386,000, as of September 30, 2007, and December 31, 2006, respectively, were pledged to secure public deposits and for other purposes. LSB obtained a $10,000,000 irrevocable letter of credit, which will expire on May 10, 2015. LSB also obtained two $20,000,000 irrevocable letters of credit, which will expire on September 3, 2014 and August 10, 2017. These letters of credit were issued by the Federal Home Loan Bank of Atlanta (“FHLB”) in favor of the State of North Carolina and are used in lieu of securities to pledge against public deposits.
At the time of the Merger, securities owned by FNB with a par value of $31,881,000 were sold, and new securities with a par value of $24,485,000 were purchased to replace those securities that were sold. The securities sold were sold for an amount equal to their fair market value, so the Company did not record a gain or loss on those sales. All securities sold and purchased are classified as available for sale. These transactions were executed to sell low coupon agency securities from the portfolio and to purchase mortgage backed securities of smaller dollar amounts with larger dollar securities which are more readily used for collateral pledging. No other investment securities have been sold during the year.
Note 5 — Loans and Allowance for Credit Loss
A summary of consolidated loans follows (in thousands):

	September 30	December 31
	2007	2006

Commercial, financial, & agricultural	$556,698	$279,372
Real estate – construction	247,982	59,959
Real estate – mortgage	537.401	357,772
Installment loans to individuals	94,203	60,953
Lease financing	320	363
Other	1,972	1,559

Total loans, net of unearned income	$1,438,576	$759,978

Nonperforming assets are summarized as follows (in thousands):

	September 30	December 31
	2007	2006

Nonaccrual loans	$9,773	$3,686
Restructured loans	467	133
Loans past due 90 days or more	899	2,103

Total nonperforming loans	11,139	5,922
Foreclosed real estate	10,335	3,969

Total nonperforming assets	$21,474	$9,891

Impaired loans and related information are summarized in the following tables (in thousands):

	September 30	December 31
	2007	2006

Loans specifically identified as impaired	$33,337	$10,446

Allowance for credit losses associated with impaired loans	$4,579	$1,973

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Average balances of impaired loans	$26,304	$8,768	$16,089	$8,521

The Company’s policy for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Company generally considers loans 90 days or more past due and all nonaccrual loans to be impaired. Interest income on impaired loans is recognized consistent with the Company’s income recognition policy of daily accrual of income until the loan is determined to be uncollectible and placed in a nonaccrual status.

An analysis of the changes in the allowance for credit losses follows (in thousands):

	Nine Months Ended
	September 30
	2007	2006

Balance, beginning of period	$9,564	$8,440
Provision for credit losses	4,541	2,583
Allowance acquired via acquisition	10,310	—
Net (charge-off) recoveries	(4,154)	(2,562)

Balance, end of period	$20,261	$8,461

At September 30, 2007, loans totaling $9,019,000 were held for sale stated at the lower of cost or market on an individual basis.
Note 6 — Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which is an amendment of SFAS Statement No. 140 (“SFAS 140”). SFAS 156 deals with the servicing of financial assets and liabilities. This applies to the Company’s sales and servicing of mortgage loans. SFAS 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. This was also required under SFAS 140 and therefore already implemented by the Company. SFAS 156 now permits an entity to choose either the amortization method or the fair value measurement method for subsequent measurement. Previously, the only subsequent method available was the amortization method which calls for amortizing servicing assets or liabilities in proportion to and over the period of estimated net servicing income or loss and assessing servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method measures servicing assets and liabilities at fair value at each reporting date and reports changes in fair value in earnings in the period in which the changes occur. Since the Company does not use derivative instruments to mitigate risk associated with their mortgage servicing rights, the Company has elected to continue using the amortization method upon adoption of SFAS 156 on January 1, 2007. The Company believes that adopting SFAS 156 has not resulted in any material effect on its financial position or operating results.
In September 2006, FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value of assets and liabilities for financial statement purposes and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy with the highest level priority given to quoted prices in active markets for identical assets or liabilities. The next level of priority is given to other than quoted prices that are observable for the asset or liability while the least priority is given to unobservable inputs. The fair value measurement requirements in SFAS 157 supersedes the requirements of various other FASB statements that required fair value valuation and establishes a more consistent basis for determining the fair value. SFAS 157 does not establish any new fair value measurements. The Company reports fair value on a limited basis, most notably for available for sale investment securities. However, impairment, which could result in reporting at fair value, is considered for other purposes including mortgage servicing rights and goodwill. The effective date for SFAS 157 is for fiscal years beginning after November 15, 2007. The Company believes that adopting SFAS 157 will not result in any material effect on its financial position or operating results.
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 addresses the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits. The adoption of FIN 48 did not have a material impact on the Company’s financial results.
In February 2007, FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB 115” (“SFAS 159”). SFAS 159 permits entities to elect to report eligible financial instruments at fair value subject to conditions stated in the pronouncement including adoption of SFAS 157 discussed above. The purpose of SFAS 159 is to improve financial reporting by mitigating volatility in earnings related to current reporting requirements. The Company is considering the applicability of SFAS 159 and will determine if adoption is appropriate. The effective date for SFAS 159 is for fiscal years beginning after November 15, 2007. The Company believes that adopting SFAS 159 will not result in any material effect on its financial position or operating results.
Note 7 — Stock Compensation Plans
Effective January 1, 2006 the Company adopted the fair value method of accounting for stock-based compensation arrangements in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) using the modified prospective method of transition. Under the provisions of SFAS 123(R), the estimated fair value of stock-based awards granted under the Comprehensive Benefit Plan, discussed in Bancshares’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005, is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123(R) for all share based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.
Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 (APB 25), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.
The Company recorded $37,000 and $42,000 of total stock-based compensation expense for the three-month periods ended September 30, 2007 and September 30, 2006, respectively and $117,000 and $126,000 of total stock-based compensation expense for the nine-month periods ended September 30, 2007 and September 30, 2006, respectively, pursuant to the provisions of SFAS 123(R). The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related options. This expense had no impact on the Company’s reported cash flows. The stock-based compensation expense is reported under personnel expense.
For purposes of determining estimated fair value under SFAS 123(R), the Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the Bancshares 2006 Form 10-K. There have been no additional options granted during 2007. As of September 30, 2007, there was $199,000 of total unrecognized compensation expense.

Note 8 — Pension and Post Retirement Medical Benefit Expenses
The components of net periodic benefit cost for pension and retiree medical plans are as follows (in thousands):

	Pension Benefits		Retiree Medical
	Three Months Ended		Three Months Ended
	September 30		September 30
	2007	2006	2007	2006

Service cost	$16	$227	$12	$14
Interest cost	274	218	10	14
Expected return on plan assets	(350)	(218)	—	—
Amortization of prior service	—	16	—	—
Amortization of transition obligation	—	—	3	3
Amortization of loss	2	62	(1)	2

Net periodic benefit cost	$(58)	$305	$31	$33

	Pension Benefits		Retiree Medical
	Nine Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Service cost	$58	$681	$39	$43
Interest cost	654	654	38	42
Expected return on plan assets	(847)	(654)	—	—
Amortization of prior service	1	48	—	—
Amortization of transition obligation	—	—	8	8
Amortization of loss	2	186	2	6

Net periodic benefit cost	$(132)	$915	$95	$99

Note 9 — Derivatives
The Company began using derivatives in the fourth quarter of 2005. The derivatives are being used in conjunction with the LSB’s sale of Indexed Certificates of Deposits (“ICD”). The ICDs do not pay periodic interest payments. Instead, any interest earned is paid at maturity and is calculated based on the positive price movements, if any, of the Dow Jones Industrial AverageSM over the entire term of the ICD. In order to manage the interest rate risk associated with this deposit product, the Company has purchased a series of forward option contracts through designated third-party hedge providers. These contracts provide the Company with a rate of return that is commensurate with the return of the Dow Jones Industrial AverageSM from the time of the contract until maturity of the related ICD. These contracts are accounted for as economic cash flow hedges. The Company accounts for these instruments using SFAS 133, and has not elected hedge accounting treatment for these instruments. As a result, the forward option contracts are marked-to-market on a quarterly basis with all changes being booked directly to earnings.
The following table reflects the information pertaining to the forward option contracts:

	September 30
	2007		2006
	Notional	Estimated Fair	Notional	Estimated Fair
(Dollars in thousands)	Amount	Value	Amount	Value

Cash flow liability hedges:
Interest rate option	$133	$35	$125	$19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operations during the time periods required by Item 303 of Regulation S-K for NewBridge Bancorp (the “Company”) and its wholly-owned subsidiaries Lexington State Bank (“LSB”) and FNB Southeast (“FNB”) (collectively, the “Banks”).
The consolidated financial statements also include the accounts and results of operations of the Banks’ wholly-owned subsidiaries. This discussion and analysis is intended to complement the unaudited financial statements, footnotes and supplemental financial data in this Form 10-Q, and should be read in conjunction therewith.
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of the Company including but not limited to its operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, or other similar statements about future events. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements involve estimates, assumptions by management, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation: (1) the strength of the United States economy generally and the strength of the local economies in which the Company conducts operations may be different than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on the Company’ loan portfolio and allowance for credit losses; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on the Company’s capital markets and capital management activities, including, without limitation, the Company’s private equity investment activities and brokerage activities; (5) the timely development of competitive new products and services by the Company and the acceptance of these products and services by new and existing customers; (6) the willingness of customers to accept third party products marketed by the Company; (7) the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa; (8) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking and securities); (9) technological changes; (10) changes in consumer spending and saving habits; (11) the effect of corporate restructurings, acquisitions and/or dispositions, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (12) the growth and profitability of the Company’s noninterest or fee income being less than expected; (13) unanticipated regulatory or judicial proceedings; (14) the impact of changes in accounting policies by the Securities and Exchange Commission (the “SEC”); (15) adverse changes in financial performance and/or condition of the Company’ borrowers which could impact repayment of such borrowers’ outstanding loans; (16) the occurrence and/or impact of any of the Risk Factors identified in the Company’s 2006 Annual Report on Form 10-K; and (17) the Company’s success at managing the risks involved in the foregoing. The Company cautions that the foregoing list of important factors is not exclusive, and further, the Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Introduction
The Company is a bank holding company headquartered in Greensboro, North Carolina. The Company (formerly called LSB Bancshares, Inc.) is the surviving company in the merger of FNB Financial Services Corporation (“FNB Corporation”) with and into LSB Bancshares, Inc. (“Bancshares”), which merger and change of name became effective on July 31, 2007 (the “Merger”).
The Company’s principal business is providing banking and other financial services through its two banking subsidiaries, LSB and FNB. Accordingly, throughout this discussion, there are frequent references to FNB and LSB. The merger of the two banking subsidiaries is expected to be completed in November 2007.
The Company’s third quarter 2007 financial data includes three months of operating results for LSB Bancshares, while the results of FNB Corporation are only included since the July 31, 2007 Merger date. The Company’s nine months ended September 30, 2007 financial data includes nine months of operating results for Bancshares but only two months of results for FNB Corporation. In accordance with purchase accounting rules, prior year financial information does not include any data for FNB Corporation.
The Company’s results of operations are dependent primarily on the results of operations of the Banks and thus are dependent to a significant extent on net interest income, which is the difference between the income earned on the Banks’ loan and investment portfolios and cost of funds, consisting of interest paid on deposits and borrowings. Results of operations are also affected by the Company’s provision for credit losses, mortgage loan sales activities, service charges and other fee income, and noninterest expense. The Company’s noninterest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, professional fees, and advertising and business promotion expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.
The Banks face competition in both the attraction of deposit accounts and in the origination of mortgage, commercial, and consumer loans. The most direct competition for deposits has historically derived from other commercial banks located in and around the counties in which LSB and FNB maintain banking offices. The Banks also compete for deposits with both regional and super-regional banks, and money market instruments and mutual funds. The Banks compete for loans principally through the interest rates and loan fees they charge and the efficiency and quality of services they provide borrowers. Competition for loans also comes principally from other commercial banks, including offices of regional and super-regional banks, located in and around the areas in which the Banks maintain banking offices. Competition for deposits and loans is likely to continue to increase as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Legislation permits affiliation among banks, securities firms and insurance companies, and further legislation will likely continue to change the competitive environment in which the Banks do business.
The following discussion and analysis is presented on a consolidated basis and focuses on the major components of the Company’s operations and significant changes in its results of operations for the periods presented. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s 2006 Annual Report on Form 10-K.
Critical Accounting Policies
The accounting and reporting policies of the Company and its subsidiaries comply with GAAP and conform to standards within the industry. The preparation of the financial information contained in this

Form 10-Q requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s management evaluates these estimates on an ongoing basis. The following is a summary of the allowance for credit losses, one of the most complex and judgmental accounting policies of the Company.
The allowance for credit losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management’s best estimate of probable credit losses incurred as of the balance sheet date. The Company’s allowance for credit losses is also analyzed quarterly by management. This analysis includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk, as well as analysis of certain individually identified loans. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information to make evaluations, future adjustments may be needed if economic or other conditions differ substantially from the assumptions used.
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Net Interest Income
The primary source of earnings for NewBridge is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.
Net interest income for the third quarter of 2007 of $16.287 million increased $5.495 million or 50.9%, compared to $10.792 million for the third quarter of 2006. The increase was largely attributable to the infusion of FNB’s interest earning assets and interest bearing liabilities, partially offset by a decline in LSB’s net interest margin from 4.70% for the quarter ended September 30, 2006 to 4.28% for the quarter ended September 30, 2007. As of September 30, 2007, net loans were $1.418 billion, compared to $752.3 million at September 30, 2006. The increase is primarily related to the acquisition of FNB’s loan and investment portfolio, and also as a result of a $37.1 million growth in LSB’s loan portfolio. The increase in deposits to $1.575 billion at September 30, 2007 from $815.2 million a year ago is similarly related primarily to the acquisition of FNB’s deposits, and also as a result of a $57.2 million increase in LSB’s deposit portfolio.
The decrease in the Company’s net interest margin, discussed above, is primarily due to the increasing costs of interest-bearing deposits due to intense competition for those deposit dollars, as well as the migration of deposits from transaction accounts to certificates of deposit that require the Company to pay higher interest rates to customers. This is shown in the analysis of the average volume, yields and rates table on the following page.

The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three months ended September 30, 2007 and 2006.
(Dollars in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans and leases receivable[2]	$1,222,625	$25,066	8.13%	$756,545	$15,509	8.13%
Taxable securities	217,552	2,756	5.03	110,245	1,197	4.31
Tax preferred securities	75,899	1,119	5.85	30,108	392	5.17
Federal Home Loan Bank	8,865	103	4.60	4,743	70	5.86
Interest-bearing bank balances	8,492	110	5.14	1,650	20	4.81
Federal funds sold	11,634	146	4.98	14,854	193	5.15

Total earning assets	1,545,067	29,300	7.52	918,145	17,381	7.51

Non-earning assets:
Cash and due from banks	42,355			35,172
Premises and equipment	35,112			19,851
Other assets	59,229			17,391
Allowance for credit losses	(17,297)			(8,473)

Total assets	$1,664,466	$29,300		$982,086	$17,381

Interest-bearing liabilities:
Savings and time deposits	$1,150,350	$10,558	3.64%	$678,983	$5,652	3.30%
Securities sold under agreement to repurchase	29,492	331	4.45	933	2	0.85
Junior subordinated notes	17,089	298	6.92	—	—	—
Federal funds purchased	9,091	123	5.37	—	—	—
Borrowings from the Federal Home Loan Bank	105,945	1,376	5.15	61,652	841	5.41

Total interest-bearing liabilities	1,311,967	12,686	3.84	741,568	6,495	3.47

Other liabilities and shareholders’ equity:
Demand deposits	191,303			142,707
Other liabilities	18,397			5,932
Shareholders’ equity	142,800			91,879

Total liabilities and shareholders’ equity	$1,664,466	12,686		$982,086	6,495

Net interest income and net interest margin[3]		$16,614	4.27%		$10,886	4.70%

Interest rate spread[4]			3.69%			4.04%

[1] Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

[2] The average loans and leases receivable balances include non-accruing loans. Loan fees of $665 and $372 for the three months ended September 30, 2007 and 2006, respectively, are included in interest income.

[3] Net interest margin is computed by dividing net interest income by average earning assets.

[4] Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense
In the third quarter of 2007, noninterest income increased to $4.206 million, from $3.567 million during the same period in 2006. The increase in noninterest income was primarily due to higher service charges and other fees as a result of the additional volume of transaction accounts, which were acquired in the Merger. Service charge income increased to $2.150 million in the third quarter of 2007 from $1.798 million in the third quarter 2006, an increase of 19.6%. In addition, noninterest income in the third quarter of 2007 includes $184,000 of income on bank-owned life insurance.
In the third quarter of 2007, noninterest expense increased to $16.407 million, from $10.200 million in the third quarter of 2006. Acquisition activities resulted in pre-tax charges of approximately $1.948 million during the quarter due to increased consulting, legal, travel, severance and other expenses. In addition, personnel and occupancy expenses increased as a result of the increase in the number of personnel employed by the Company and the number of offices owned and leased as a result of the Merger. Personnel expense increased from $5.500 million in the third quarter of 2006 to $8.434 million in the third quarter of 2007, an increase of 53.3%, while occupancy expense increased from $495,000 to $843,000, or 70.3%.
For the changes in other operating expenses, please see the table, Other Operating Income and Expenses, below.
Other Operating Income and Expenses
(dollars in thousands)

	Three Months Ended
	September 30,		Percentage
	2007	2006	Variance

Other operating income:
Bankcard income	$680	$656	3.7%
Fee income	581	504	15.3
Investment Services commissions	198	266	(25.6)
Insurance commissions	42	45	(6.7)
Trust income	163	145	12.4
Gain (loss) on sale of real estate	(15)	(15)	—
Income on bank-owned life insurance	184	—	—
Other income	126	54	133.3

	$1,959	1,655	18.4

Other operating expenses:
Advertising	$215	$144	49.3%
Bankcard expense	560	507	10.5
Postage	228	185	23.2
Stationery, printing and supplies	181	162	11.7
OREO write-down	962	—	—
OREO expense	157	78	101.3
Other expense	1,624	964	68.5

	$3,927	$2,040	92.5

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Net Interest Income
Net interest income for the first nine months of 2007 of $36.784 million increased $4.086 million or 12.5%, compared to $32.698 million for the comparable period of 2006. The increase was largely attributable to the infusion of FNB’s interest earning assets and interest bearing liabilities, partially offset by a decline in LSB’s net interest margin from 4.81% for the nine months ended September 30, 2006 to 4.40% for the nine months ended September 30, 2007. Average earning assets for the nine months ended September 30, 2007 were $1.141 billion, a 24.4% increase compared to the nine months ended September 30, 2006. The increase is primarily related to the addition of FNB’s loan and investment portfolios, and also as a result of a $28.5 million increase in LSB’s average loan portfolio.
For the nine month period ended September 30, 2007, average interest bearing liabilities increased by $187.8 million, or 25.2%, to $933.9 million for the period ended September 30, 2007 from $746.1 million a year ago. The increase in average interest bearing deposits is similarly related primarily to the addition of FNB’s deposits and borrowed funds, and also as a result of a $9.2 million increase in LSB’s average deposit portfolio.
The decrease in the Company’s net interest margin, discussed above, is primarily due to the increasing costs of interest-bearing deposits due to intense competition for those deposit dollars, as well as the migration of deposits from transaction accounts to certificates of deposit that require the Company to pay higher interest rates to customers. This is shown in the analysis of the average volume, yields and rates table on the following page.

The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the nine months ended September 30, 2007 and 2006.
(Dollars in thousands):

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans and leases receivable[2]	$927,597	$56,064	8.08%	$755,488	$45,015	7.97%
Taxable securities	146,770	5,244	4.78	105,750	3,312	4.19
Tax preferred securities	46,490	1,922	5.53	30,961	1,238	5.35
Federal Home Loan Bank	6,062	239	5.27	4,392	201	6.12
Interest-bearing bank balances	4,167	164	5.26	1,590	54	4.54
Federal funds sold	9,579	366	5.11	18,658	665	4.77

Total earning assets	1,140,664	63,999	7.50	916,839	50,485	7.36

Non-earning assets:
Cash and due from banks	33,685			36,337
Premises and equipment	25,098			19,566
Other assets	44,678			18,108
Allowance for credit losses	(12,273)			(8,415)

Total assets	$1,231,853	$63,999		$982,435	$50,485

Interest-bearing liabilities:
Savings and time deposits	$838,096	$22,893	3.65%	$690,065	$15,320	2.97%
Securities sold under agreement to repurchase	10,411	335	4.30	1,072	9	1.12
Trust preferred securities	5,759	298	6.92	—	—	—
Federal funds purchased	3,063	123	5.37	—	—	—
Borrowing from the Federal Home Loan Bank	76,597	3,051	5.33	54,981	2,143	5.21

Total interest-bearing liabilities	933,926	26,700	3.82	746,118	17,472	3.13

Other liabilities and shareholders’ equity:
Demand deposits	148,986			136,959
Other liabilities	8,451			6,615
Shareholders’ equity	103,467			92,743

Total liabilities and shareholders’ equity	$1,194,830	26,700		$982,435	17,472

Net interest income and net interest margin[3]		$37,299	4.37%		$33,013	4.81%

Interest rate spread[4]			3.68%			4.23%

[1] Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 34%, and is then reduced by the non-deductible portion of interest expense.

[2] The average loans and leases receivable balances include non-accruing loans. Loan fees for the nine months ended September 30, 2007 and 2006 of $1,479 and $1,012, respectively, are included in interest income.

[3] Net interest margin is computed by dividing net interest income by average earning assets.

[4] Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense
In the first nine months of 2007, noninterest income increased $662,000, or 6.4%, compared to the same period in 2006. The increase in noninterest income for 2007 was primarily due to an increase in fee income as a result of the infusion of FNB’s assets, as well as $184,000 of income on bank owned life insurance acquired due to the Merger.
In the first nine months of 2007, noninterest expense increased $4.268 million, or 13.3%, compared to the same period in 2006. Personnel expense in the first nine months of 2007, consisting of employee salaries and benefits, increased $2.275 million or 13.6%, from the same period in 2006. Occupancy expense, which includes depreciation on buildings, office rent expense, and utility costs, increased $390,000, or 26.9% from the first nine months of 2006. Personnel and occupancy expenses increased as a result of the increase in the number of personnel employed by the Company and the number of offices owned and leased as a result of the Merger. In addition, the Company saw an increase in legal and professional fees as a direct result of the Merger transaction.
For the changes in other operating expenses, please see the table, Other Operating Income and Expenses, below.
Other Operating Income and Expenses
(dollars in thousands)

	Nine Months Ended
	September 30,		Percentage
	2007	2006	Variance

Other operating income:
Bankcard income	$1,950	$1,907	2.3%
Fee income	1,656	1,512	9.5
Investment Services commissions	694	696	(0.3)
Insurance commissions	123	135	(8.9)
Trust income	491	448	(9.6)
Gain (loss) on sale of real estate	(109)	(115)	(5.2)
Income on bank-owned life insurance	184	—	—
Other income	468	243	92.6

	$5,457	$4,826	13.1

Other operating expenses:
Advertising	430	$753	(42.9)%
Bankcard expense	1,639	1,509	8.6
Postage	590	532	10.9
Stationery, printing and supplies	510	562	(9.3)
OREO expense	377	481	(21.6)
OREO write-down	1,007	1,000	0.7
Other expense	3,344	2,840	17.7

	$7,897	$7,677	2.9

Asset Quality and Allowance for Credit losses
The Company’s allowance for credit losses is analyzed quarterly by management. This analysis includes a methodology that segments the loan portfolio into homogeneous loan classifications and considers the current status of the portfolio, historical charge-off experience, current levels of delinquent, impaired and non-performing loans, as well as economic and other risk factors. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology employed and other analytical measures in comparison to a group of peer banks. Management believes the allowance for credit losses is sufficient to absorb known risk in the portfolio. No assurances can be given that future economic conditions will not adversely affect borrowers and result in increased losses.
At September 30, 2007, the allowance for credit losses was $20.26 million or 1.41% of loans outstanding compared to $9.564 million or 1.26% of loans outstanding at December 31, 2006, and $8.461 million or 1.11% of loans outstanding at September 30, 2006. Net charge-offs for the nine months ended September 30, 2007 were $4.154 million or 0.60% of average loans outstanding compared to net charge-offs of $2.562 million or 0.45% of average loans outstanding as of September 30, 2006. Adequate provisions and allowances for credit loss reserves are based on numerous factors including growth of the loan portfolio, delinquencies, net charge-offs, non-performing loans and collateral values. Additional information regarding the allowance for credit losses is presented in the table, Asset Quality Analysis, on the following page.
The provision for credit losses charged to operations for the nine months ended September 30, 2007 totaled $4.541 million compared to $2.583 million for the nine months ended September 30, 2006. At September 30, 2007, the allowance for credit losses was 1.82 times nonperforming loans compared to 1.61 times at December 31, 2006 and 1.70 times at September 30, 2006. Based on analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for credit losses to be adequate.
Nonaccrual loans totaled $9.773 million at September 30, 2007, compared to $3.686 million at yearend 2006 and $2.972 million at September 30, 2006. Other real estate owned (“OREO”) was $10.335 million at September 30, 2007, $3.969 million at December 31, 2006, and $3.703 million at September 30, 2006. Restructured loans totaled $467,000 at September 30, 2007, $133,000 at December 31, 2006, and $607,000 at September 30, 2006. Approximately $6,416,000 has been transferred from loans into OREO and approximately $967,000 of such assets were disposed of during the first nine months of 2007. A net loss of $138,000 has been recorded on disposition of OREO in the current year, and the Company has taken writedowns of $1.007 million during the first nine months of 2007, compared to $1.000 million in writedowns in the first nine months of 2006. Total non-performing assets (comprised of nonaccrual loans, restructured loans and OREO and loans 90 days or more past due and still accruing interest) increased to $21.474 million, or 1.05% of total assets, at September 30, 2007, from $9.891 million, or 1.00% of total assets, at December 31, 2006 and $8.694 million, or 0.88% of total assets, a year ago.
LSB made loans to a long time customer in connection with a condominium development project in Georgetown, South Carolina. The loans were secured by the residential condominium units being developed. During the second quarter of 2005, LSB acquired 18 residential condominium units by means of a deed-in-lieu of foreclosure. As of the first quarter of 2007 these defaulted loans were booked in other real estate owned at a value of $2.525 million. To improve the sales appeal of the project the units are being renovated to 16 units from the original 18 units. A renovation budget projects build out costs in the range of $2.500 million. These expenses will increase the carrying value of the project as incurred. Contracts have been executed by and between Prince George Holdings, Inc., a wholly owned subsidiary of LSB, and the general contractor for the completion of the renovations. While Prince George Holdings,

Inc. is moving forward with the remodeling phase of the project, the property is being marketed for sale “as is”. As of September 30, 2007, the carrying value of the real estate had increased to $2.725 million.
During the second quarter of 2006, $2.500 million in loans to a borrower in the furniture industry were moved to nonaccrual status as a result of the borrower’s failure to satisfy the terms of a liquidation agreement. A liquidation of the inventory was completed during the second quarter of 2006 and as of December 31, 2006 the borrower was in involuntary bankruptcy delaying foreclosure proceedings. During the second quarter of 2007 the properties were released from bankruptcy. LSB bid the property at foreclosure and moved $1.200 million to OREO. During the third quarter of 2007, the residual loans in the amount of approximately $592,000 were charged off and a second building with a carrying value of $837,000 was moved to OREO.

Asset Quality Analysis	Nine Months Ended		Year Ended	Nine Months Ended
(Dollars in thousands)	September 30		December 31	September 30
	2007		2006	2006

Reserve for credit losses:
Beginning balance	$9,564		$8,440	$8,440
Provision for credit losses	4,541		5,510	2,583
Net (charge-off) recoveries	(4,154)		(4,386)	(2,562)
Allowance acquired via merger	10,310		—	—

Ending balance	$20,261		$9,564	$8,461

Non performing assets:
Nonaccrual loans	$9,773		$3,686	$2,972
Other real estate owned	10,335		3,969	3,703
Restructured loans	467		133	607
Loans 90 days or more past due and still accruing	899		2,103	1,412

Total non-performing assets	$21,474		$9,891	$8,694

Asset Quality Ratios:
Nonaccrual loans as a percentage of total loans	0.68%		0.49%	0.39%
Nonperforming assets as a percentage of:
Total assets	1.05		1.00	0.88
Loans plus foreclosed property	1.48		1.29	1.14
Net charge-offs as a percentage of average loans	0.60	*	0.58	0.45	*
Reserve for credit losses as a percentage of loans	1.41		1.26	1.11

Ratio of reserve for credit losses to:
Net charge-offs	3.66	*	2.18	2.47	*
Nonaccrual loans	2.07		2.59	2.85

*	Denotes Annualized

Income Taxes
Accrued income taxes applicable to income for the nine months ended September 30, 2007 were $1.915 million compared to $2.635 million for the nine months ended September 30, 2006. Pretax income for the nine months ended September 30, 2007 of $6.819 million decreased $1.478 million compared to $8.297 million for the nine months ended September 30, 2006. The decrease in accrued taxes for the nine months ended September 30, 2007 is primarily due to the decreased taxable income, as well as an increase in tax preferred investment income on investment securities. During 2003, LSB purchased an investment tax credit partnership interest for $540,000. The partnership is expected to yield $1.000 million in tax credits over the years 2003 to 2009. Actual credits applied to the nine months ended September 30, 2007 and 2006, were $152,000 and $169,000, respectively. The Company accounts for tax credits using the flow-through method, thereby reducing income tax expense in the year in which the credits were received.
Risk Management
It is the design of risk management to ensure long-range profitability performance, minimize risk, adhere to proper liquidity and maintain sound capital. To meet these objectives, the process of asset/liability management monitors the exposure to interest rate risk, balance sheet trends, pricing policies and liquidity position. Reports regarding Credit, Asset/Liability, Market, and Operational Risks are provided to the Company’s Board of Directors.
Risk management practices include key elements such as independent checks and balances, formal authority limits, policies and procedures and portfolio management performed by experienced personnel.
Interest Rate Risk Management
A primary objective of interest rate sensitivity management is to ensure the stability and quality of the Company’s primary earnings component, net interest income. This process involves monitoring the Company’s balance sheet in order to determine the potential impact that changes in the interest rate environment may have on net interest income. Rate sensitive assets and liabilities have interest rates that are subject to change within a specific time period, due to either maturity or to contractual agreements which allow the instruments to reprice prior to maturity. Interest rate sensitivity management seeks to ensure that both assets and liabilities react to changes in interest rates within a similar time period, thereby minimizing the risk to net interest income.
The Banks utilize a computer based interest rate risk simulation model. This comprehensive model includes rate sensitivity gap analysis, rate shock net interest income analysis, and present value of equity analysis, under various rate shock scenarios. The Banks use this model to monitor interest rate risk on a quarterly basis and to detect trends that may affect the overall net interest income for the Banks. This simulation incorporates the dynamics of balance sheet and interest rate changes and calculates the related effect on net interest income. As a result, this analysis more accurately projects the risk to net interest income over the upcoming twelve-month period. The Banks’ asset/liability policy provides guidance for levels of interest rate risk and potential remediations, if necessary, to mitigate excessive levels of risk. The modeling results indicate the Banks are subject to an acceptable level of interest rate risk.
Interest rate risk management is a part of the Banks’ overall asset/liability management process. The primary oversight of asset/liability management rests with the Banks’ Asset and Liability Committees, which are comprised of senior management. The committees meet on a regular basis to review the asset/liability management activities of the Banks and monitor compliance with established policies.

Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Banks’ customers. Deposit withdrawals, loan funding and general corporate activity create a need for liquidity for the Banks. Liquidity is derived from sources such as deposit growth; maturity, calls, or sales of investment securities; principal and interest payments on loans; access to borrowed funds or lines of credit; and profits.
During the first nine months of 2007, the Company had net cash provided by operating activities of $9.470 million, compared to $14.734 million of net cash provided by operating activities in the first nine months of 2006. This decrease is primarily attributable to an increase in other assets obtained in the merger, partially offset by an increase in income taxes payable of $356,000 for the first nine months of 2007, compared to a decrease of $1.003 million during the comparable period of 2006.
Net cash used for investing activities for the first nine months of 2007 was $21.468 million, compared to net cash used for investing activities in the first nine months of 2006 of $32.109 million. This change is primarily attributable to a net increase in proceeds from maturities of securities available for sale to $70.318 million in the first three quarters of 2007 from $15.305 million during the comparable period of 2006. This is partially offset by an increase in loans made to customers of $44.794 million in the first nine months of 2007, compared to an increase of $11.805 million during the same period of 2006. Purchases of investment securities in the current year totaled $55.524 million, compared to $33.404 million in 2006. The Company acquired $14.803 million in cash as a result of the Merger.
During the nine months ended September 30, 2007, financing activities provided $21.520 million, compared to net cash provided by financing activities of $9.288 million during the same period of 2006. The primary factors that caused this change were an increase of $15.247 million in securities sold under agreements to repurchase during 2007, compared to a decrease of $774,000 in 2006, and an increase in time deposits of $4.378 million in 2007, compared to a decrease of $12.341 million during the same period of 2006. This was offset by a change from a net $23.000 million proceeds from long-term debt in the first nine months of 2006 to a net $3.000 million payment on long-term debt during 2007.
Cash and cash equivalents totaled $56.016 million at September 30, 2007, compared to $46.494 million at December 31, 2006 and $38.898 million at September 30, 2006.
Liquidity is further enhanced by lines of credit with the FHLB, collateralized by FHLB stock, investment securities, qualifying 1 to 4 family residential mortgage loans and qualifying commercial real estate loans. The Banks provide various reports to the FHLB on a regular basis throughout the year to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the credit agreement.
The Banks also have unsecured overnight borrowing lines available through six financial institutions. These lines are used to manage the day-to-day, short-term liquidity needs of the Banks. Each overnight line has a requirement to repay the line in full on a frequent basis, typically within five to ten business days. The Banks has also established wholesale repurchase agreements with regional brokerage firms. The Banks can access this additional source of liquidity by pledging investment securities with the brokerage firms.
Credit Risk Management
Loans classified for regulatory purposes as loss, doubtful, substandard or special mention, that have not been disclosed in the section “Asset Quality and Allowance for Credit Losses”, do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.
Capital Resources and Shareholders’ Equity
The Company’s stock repurchase program was originally announced in November 1998. It was subsequently amended and extended in August 1999, May 2004 and May 2006. On October 17, 2007, the Board of Directors approved a further extension through May 31, 2009, and authorized the Company to repurchase up to 650,000 additional shares of the Company’s common stock under the extended program. Immediately prior to the most recent extension 135,187 shares remained available under the program for repurchase by the Company. Under the stock repurchase program, the Company may repurchase its common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. The repurchase program assists in the goal of building shareholder value and maintaining appropriate capital levels.
The following table shows a breakdown of the shares that have been repurchased under the repurchase program during the third quarter of 2007.
Issuer Purchases of Equity Securities

	Total		Total Shares	Maximum Number
	Number of	Average	Purchased Pursuant	of Shares that may
	Shares	Price Paid	to Publicly	yet be Purchased
Month	Purchased	Per Share	Announced Plan	Under the Plan

July 1 – July 31	0	$0	0	255,662
Aug 1 – Aug 31	65,667	$12.47	65,667	189,995
Sept 1 – Sept 30	28,191	$12.53	28,191	161,804

Total	93,858	$12.49	93,858

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Office of the Commissioner of Banks in North Carolina and the Board of Governors of the Federal Reserve, which are the primary regulatory agencies for the Banks and the Company, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines.

As shown in the accompanying table, the Company and its wholly owned banking subsidiaries have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of September 30, 2007.

	Regulatory Capital
	Well	Adequately	Holding
	Capitalized	Capitalized	Company	LSB	FNB

Total Capital	10.0%	8.0%	11.62%	11.06%	11.91%
Tier 1 Capital	6.0	4.0	10.39	9.92	10.66
Leverage Capital	5.0	4.0	8.62	8.70	8.33
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of current and future period net interest income, which is the favorable spread earned from the excess of interest income on interest-earning assets, over interest expense on interest-bearing liabilities.
The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The Company is asset sensitive, which means that falling interest rates could result in a reduced amount of net interest income. The monitoring of interest rate risk is part of the Company’s overall asset/liability management process. The primary oversight of asset/liability management rests with the Banks’ Asset and Liability Committees. The Committees meet on a regular basis to review asset/liability activities and to monitor compliance with established policies.
The Company has not experienced any material changes in portfolio risk since the end of the fiscal year ended December 31, 2006.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
The Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. Based upon that evaluation, the Company’s CEO and CFO each concluded that as of September 30, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.
Changes in internal control over financial reporting
There have been no changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable.
Item 1A. Risk Factors
There have been no material changes to The Company’s Risk Factors as previously disclosed in The Company’s Form 10-K filed with the SEC on March 15, 2007. Please see the Risk Factors which begin on page 8 of the above mentioned Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See “Capital Resources and Shareholders’ Equity” and “Issuer Purchases of Equity Securities” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about The Company’s repurchases of its common stock in the quarter ended September 30, 2007 under its publicly announced stock repurchase program.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation, and amendments thereto, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on November 4, 2004 (SEC File No. 000-11448).

3.3	Amendments to Amended and Restated Bylaws, incorporated by reference to Item 5.03 of the Current Report on Form 8-K, filed with the SEC on August 3, 2007 (SEC File No. 000-11448).

3.4	Articles of Merger of FNB Financial Services Corporation with and into LSB Bancshares, Inc., including amendments to the Articles of Incorporation, as amended.

4.1	Specimen certificate of common stock, $5.00 par value.

4.2	Rights Agreement dated as of February 10, 1998 by and between LSB Bancshares, Inc. and Wachovia Bank, N.A., as Rights Agent, which is incorporated by reference to Exhibit 1 of the Registration Statement on Form 8-A filed with the SEC on March 6, 1998 (SEC File No. 000-11448).

4.3	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.02 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.4	Guarantee Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.03 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.5	Indenture, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.04 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

10.1	Severance Policy for Senior Officers of FNB (employed for five years or more), which is incorporated by reference to Exhibit 10 of the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1989, filed with the SEC (SEC File No. 000-13086).

10.2	Benefit Equivalency Plan of FNB, effective January 1, 1994 which is incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the SEC (SEC File No. 000-13086).

10.3	1994 Director Stock Option Plan, which is incorporated by reference to Exhibit 4 of the Registration Statement on Form S-8 filed with the SEC on July 15, 1994 (SEC File No. 33-81664).

10.4	Revised Severance Plan for Senior Officers of FNB (employed for five years or more) which is incorporated by reference to Exhibit 10 of the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, filed with the SEC (SEC File No. 000-13086).

10.5	Severance Policy for Senior Officers of FNB (employed for less than five years) which is incorporated by reference to Exhibit 10 of the Quarterly Report, on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the SEC (SEC File No. 000-13086).

10.6	1996 Omnibus Stock Incentive Plan, which is incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on March 28, 1996 (SEC File No. 000-11448).

10.7	Omnibus Equity Compensation Plan, which is incorporated by reference to Exhibit 10(B) of the Annual Report on Form 10-KSB40 for the fiscal year ended December 31, 1996, filed with the SEC on March 31, 1997 (SEC File No. 000-13086).

10.8	Amendment to Benefit Equivalency Plan of FNB, effective January 1, 1998., which is incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 25, 1999 (.000-13086)

10.9	Amendment Number 1 to 1996 Omnibus Stock Incentive Plan, which is incorporated by reference to Exhibit 4.5 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

10.10	Long Term Stock Incentive Plan for certain senior management employees of FNB which is incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003 (SEC File No. 000-13086).

10.11	LSB Bancshares, Inc. Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Appendix VI of the 2003 Proxy Statement filed with the SEC on March 16, 2004 (SEC File No. 000-11448).

10.12	Form of Employment Continuity Agreement effective as of January 1, 2004 between LSB Bancshares, Inc., and Monty J. Oliver and H. Franklin Sherron, Jr. with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, which is incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.13	Form of Stock Option Award Agreement for a Director adopted under LSB Bancshares, Inc. Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).

10.14	Form of Incentive Stock Option Award Agreement for an Employee adopted under LSB Bancshares, Inc. Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).

10.15	Employment Continuity Agreement effective as of January 1, 2004 between LSB Bancshares, Inc. and Robert F. Lowe, which is incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.16	Form of Director Fee Deferral Agreement adopted under LSB Bancshares, Inc. Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 29, 2004 (SEC File No. 000-11448).

10.17	Form of Employment Continuity Agreement effective as of January 1, 2004 between LSB Bancshares, Inc. and Robert E. Lineback, Jr. and Philip G. Gibson with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, which is incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.18	Form of Employment Continuity Agreement effective as of January 1, 2004 between LSB Bancshares, Inc. and Ronald E. Coleman, D. Gerald Sink, Robin A. Huneycutt and Ronald W. Sink with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, which is incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.19	Employment Continuity Agreement effective as of August 16, 2004 between LSB Bancshares, Inc. and David P. Barksdale, which is incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 11, 2005 (SEC File No. 000-11448).

10.20	April 11, 2005 Amendment to LSB Bancshares, Inc. Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).

10.21	Form of Amendment to the applicable Grant Agreements under the 1996 Omnibus Stock Incentive Plan, which is incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).

10.22	Form of Amendment to the Incentive Stock Option Award Agreement for an Employee adopted under LSB Bancshares, Inc. Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).

10.23	Restated Form of Director Fee Deferral Agreement adopted under LSB Bancshares, Inc. Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.24	Form of Stock Appreciation Rights Award Agreement adopted under LSB Bancshares, Inc. Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.25	LSB Bancshares, Inc. Management Incentive Plan, which is incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.26	2006 LSB Director Compensation Schedule, which is incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.27	Employment Agreement dated January 25, 2007, between FNB Financial Services Corporation and FNB, as employer, and Pressley A. Ridgill, President and Chief Executive Officer of FNB Financial Services Corporation, which is incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on January 30, 2007 (SEC File No. 000-13086).

10.28	Agreement and Plan of Merger by and between LSB Bancshares, Inc., and FNB Financial Services Corporation,

which is incorporated by reference as Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on February 27, 2007 (SEC File No. 000-11448).

10.29	Agreement and Plan of Bank Merger by and between FNB, LSB, LSB Bancshares, Inc. and FNB Financial Services Corporation, which is incorporated by reference as Exhibit 2.2 of the Current Report on Form 8-K filed with the SEC on February 27, 2007 (SEC File No. 000-11448).

10.30	Change of Control Severance Plan of FNB which is incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on May 25, 2005 (SEC File No. 000-13086).

10.31	Long Term Stock Incentive Plan of FNB (“2006 Omnibus Plan”) which is incorporated by reference to the Proxy Statement on Form DEF 14A, filed with the SEC on April 11, 2006 (SEC File No. 000-13086).

10.32	Amendment and Waiver to Employment and Change of Control Agreement, among FNB Financial Services Corporation, FNB and Pressley A. Ridgill which is incorporated by reference to Exhibit 10.27 of the Registration Statement on Form S-4 POS filed with the SEC on June 18, 2007 (SEC File No. 000-11448).

10.33	Amendment and Waiver to Employment Continuity Agreement, between LSB and David P. Barksdale which is incorporated by reference to Exhibit 10.30 of the Registration Statement on Form S-4 POS filed with the SEC on June 18, 2007 (SEC File No. 000-11448).

10.34	Amendment and Waiver to Employment Continuity Agreement, between LSB and Monty J. Oliver which is incorporated by reference to Exhibit 10.29 of the Registration Statement on Form S-4 POS filed with the SEC on June 18, 2007 (SEC File No. 000-11448).

10.35	Employment and Change of Control Agreement among NewBridge Bancorp, LSB and Michael Shelton, dated September 27, 2007 which is incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on October 1, 2007 (SEC File No. 000-11448).

10.36	Long Term Management Incentive Plan of FNB which is incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 23, 2006 (SEC File No. 000-13086).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2007	NEWBRIDGE BANCORP

(Registrant)

	By:	/s/ Michael W. Shelton

Name: Michael W. Shelton
Title: Executive Vice President and Chief Financial Officer
(Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

3.4	Articles of Merger of FNB Financial Services Corporation with and into LSB Bancshares, Inc., including amendments to the Articles of Incorporation, as amended.

4.1	Specimen certificate of common stock, $5.00 par value.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”).

31.2	Certification Pursuant to Section 302 of SOX.

32	Certification Pursuant to Section 906 of SOX.