Form 10-K
period 2007-12-31
NEWBRIDGE BANCORP
filed 2008-03-17
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007	Commission File Number: 000-11448

NewBridge Bancorp
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1348147
(State of Incorporation)	(I.R.S. Employer Identification No.)

1501 Highwoods Blvd., Suite 400
Greensboro, North Carolina	27410
(Address of principal executive offices)	(Zip Code)

(336) 369-0900
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered

Common Stock, par value $5.00 per share	Nasdaq Global Select Market
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The aggregate market value of the Registrant’s voting and nonvoting common equity held by non-affiliates of the Registrant, based on the average bid and asked price of such common equity on the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $110.1 million. As of March 10, 2008 (the most recent practicable date), the Registrant had 15,694,068 shares of Common Stock outstanding.
Documents incorporated by reference – Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders of NewBridge Bancorp (the “Proxy Statement”) are incorporated by reference into Part III hereof.
The Exhibit Index begins on page 82.

NewBridge Bancorp
Annual Report on Form 10-K for the fiscal year ended December 31, 2007

Forward-looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of NewBridge Bancorp (hereinafter referred to as “Bancorp” or the “Company”) including but not limited to Bancorp’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation: (1) the strength of the United States economy generally, and the strength of the local economies in which Bancorp conducts operations, may be different than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Bancorp’s loan portfolio and allowance for credit losses; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”); (3) inflation, deflation, interest rate, market and monetary fluctuations; (4) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate and market liquidity conditions) and the impact of such conditions on Bancorp’s capital markets and capital management activities; (5) the timely development of competitive new products and services by Bancorp and the acceptance of these products and services by new and existing customers; (6) the willingness of customers to accept third party products marketed by Bancorp; (7) the willingness of customers to substitute competitors’ products and services for Bancorp’s products and services and vice versa; (8) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking and securities); (9) technological changes; (10) changes in consumer spending and saving habits; (11) the effect of corporate restructurings, acquisitions and/or dispositions, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (12) the growth and profitability of Bancorp’s noninterest income being less than expected; (13) unanticipated regulatory or judicial proceedings; (14) the impact of changes in accounting policies by the Securities and Exchange Commission (the “SEC”); (15) adverse changes in financial performance and/or condition of Bancorp’s borrowers which could impact repayment of such borrowers’ outstanding loans; and (16) Bancorp’s success at managing the risks involved in the foregoing. Bancorp cautions that the foregoing list of important factors is not all inclusive. See also “Risk Factors” which begins on page 15. Bancorp undertakes no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Bancorp.

PART I
Item 1. Business
General
Bancorp is a bank holding company incorporated under the laws of North Carolina (“NC”) and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Bancorp’s principal asset is stock of its banking subsidiary, NewBridge Bank (the “Bank”). Accordingly, throughout this Annual Report on Form 10-K, there are frequent references to the Bank. The principal executive offices of Bancorp and the Bank are located at 1501 Highwoods Boulevard, Suite 400, Greensboro, NC 27410. The telephone number is (336) 369-0900. The Bank maintains operations facilities in Lexington and Reidsville, NC.
Bancorp is the successor entity to LSB Bancshares, Inc., which was incorporated on December 8, 1982 (“LSB”). On July 31, 2007, FNB Financial Services Corporation (“FNB”), a bank holding company, also incorporated in NC and registered under the BHCA, merged with and into LSB in a merger of equals (the “Merger”). LSB’s name was then changed to “NewBridge Bancorp”.
The Bank, a NC chartered non-member bank, is the successor entity to Lexington State Bank (“LSB Bank”), which was incorporated on July 5, 1949. As a result of the Merger, Bancorp acquired FNB Southeast, a NC chartered member bank, the sole banking subsidiary of FNB. On November 13, 2007, FNB Southeast merged with and into LSB Bank (the “Bank Merger”) and the surviving bank changed its name to “NewBridge Bank”.
Business of Bank and Other Subsidiaries
Through its branch network, the Bank provides a wide range of banking products to individuals, small to medium-sized businesses and other organizations in its market areas, including interest bearing and non-interest bearing checking accounts, certificates of deposits, individual retirement accounts, overdraft protection, personal and corporate trust services, safe deposit boxes, online banking, corporate cash management, brokerage, financial planning and asset management, mortgage production and secured and unsecured loans.
In addition as of December 31, 2007, the Bank also operated three active non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. (“Peoples Finance”), LSB Properties, Inc. (“LSB Properties”) and Prince George Court Holdings, Inc. (“Prince George”). Peoples Finance is a state licensed finance company. As a finance company, Peoples Finance offers secured and unsecured loans to individuals up to a maximum of $30,000 secured, and $10,000 unsecured, as well as dealer originated loans. LSB Properties owns all “bank owned real estate” of the Bank, other than a condominium project in Georgetown, South Carolina, acquired through a deed-in-lieu of foreclosure, which is owned by Prince George.
During 2007, the Bank also operated three other non-bank subsidiaries, all of which were dissolved on December 21, 2007: LSB Investment Services, Inc. (“LSB IS”), FNB Southeast Investment Services, Inc. (“FNB IS”) and FNB Southeast Mortgage Corporation (“FNB Mortgage”). Prior to the Bank Merger, LSB IS was a subsidiary of LSB Bank, and FNB IS and FNB Mortgage were subsidiaries of FNB Southeast.
LSB IS and FNB IS offered uninsured, nondeposit investment and insurance products and services through registered broker dealers and an investment advisory group. FNB Mortgage operated as a mortgage brokerage company.
Bancorp has one non-bank subsidiary, FNB Financial Services Capital Trust I (“FNB Trust”), a Delaware statutory trust, formed to facilitate the issuance of trust preferred securities. Prior to the Merger, FNB Trust was a subsidiary of FNB. FNB Trust is not consolidated in Bancorp’s financial statements.
As part of its operations, Bancorp regularly holds discussions and evaluates the potential acquisition of, or merger with, various financial institutions and other businesses. Bancorp also regularly considers the potential disposition of certain assets, branches, subsidiaries, or lines of business. As a general rule, Bancorp only publicly announces any material acquisitions or dispositions once a definitive agreement has been reached.

Bancorp operates one reportable segment, the Bank. Reference is made to Item 8 – “Financial Statements and Supplementary Data”. Management believes that Bancorp is not dependant upon any single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on Bancorp’s operations.
Executive Overview of 2007
Significant accomplishments in 2007
          In management’s opinion, Bancorp’s most significant accomplishments during 2007 were as follows:
•	Completion of the Merger and the Bank Merger in July and November, respectively.

•	Became a Top 10 North Carolina banking company, based on NC deposit market share, and laid the foundation for future growth

•	Created the senior management team from the best of the parties to the Merger.

•	Developed and commenced the implementation of the Merger Plan.

•	Introduced a new corporate identity for Bancorp and the Bank.
Challenges
          In management’s opinion, the challenges that are most relevant and likely to have a near term impact on performance are as follows:
•	Successful implementation of the Merger Plan.

•	Sustaining acceptable asset quality.

•	Execution of expense reduction efforts in an expedited timeframe.

•	Achieving desired balance sheet growth.

•	Managing net interest margins.

•	Retaining the customer base during a period of significant change.
Strategic Initiatives
Implement the Merger Plan. Following the successful completion of the Merger, the conversion of the Bank’s major systems and the renaming of both Bancorp and the Bank, Bancorp’s principal objective for 2008 is the implementation of its strategic plan to position Bancorp to realize the full benefits of the Merger and the Bank Merger (the “Merger Plan”). The Merger Plan includes the following key objectives: reduction of operating expenses, reduction of non-performing assets, retention and growth of the customer base, and positioning Bancorp for future growth.
Bancorp is actively pursuing broad-based reductions in operating expense levels. Bancorp reduced the combined company’s full time equivalent employee count from 688 at December 31, 2006 to 594 at December 31, 2007. This was achieved through attrition, terminations and early retirements. Operating expenses have been reduced by the elimination of duplicative operations, departments and period expenses.
Bancorp is acting to restore asset quality to acceptable levels. During the recent past, both legacy banks experienced higher levels of non-performing assets. During the second half of 2007, Bancorp executed several strategies to reduce non-performing assets. In some cases, levels of non-performing assets were reduced by partially or fully charging-off or selling the non-performing asset.
Bancorp made a concerted effort to retain 100% of the legacy banks’ customer base through the core operating system and branch conversion. Through various means of customer communication and customer touch, Bancorp was able to maintain substantially all existing customers.
During the fourth quarter of 2007, Bancorp conducted a thorough review of its operating markets and retail branches. The review was conducted with the assistance of an independent advisor and studied the current and expected future economic growth of existing and potential markets, as well as the current and future potential performance of existing branches. As a result of this study, several branches have been identified for closure and several opportunities have been identified for potential branch expansion. Bancorp recently announced the closure of three branches, and anticipates these closures will occur in May 2008. Additionally, Bancorp recently opened loan production offices in Waynesboro, Virginia and Burlington, North Carolina.
Seize Market Expansion Opportunities. Bancorp intends to continue to capitalize on opportunities to enter new and contiguous markets which Bancorp believes are underserved as a result of banking consolidation and in which Bancorp’s community oriented philosophy and culture can flourish. Bancorp believe that there is value to be added by providing the opportunity for greater personalized banking relationships than exist with larger commercial banks in Bancorp’s markets, although Bancorp also recognizes the need to carefully analyze markets that are already well served by numerous institutions. Bancorp’s goal is for the Bank to continue to distinguish itself by emphasizing high quality, sophisticated services with a hometown flavor.
Establish a Platform for Future Growth. Bancorp seeks to position the Bank to manage its expected growth in three fundamental ways: (1) attract, retain and reward experienced personnel who are committed both to conducting business in a friendly and personable manner and to serving the communities in which they work and live; (2) continue to upgrade, modify and expand the Bank’s internal systems, procedures, equipment and software to improve operating efficiencies; and (3) create an organizational structure that supports localized decisions on customer contact issues. The Bank will continue to analyze technological developments in the banking industry for opportunities to improve or augment its services and products; however, management will continue to make every effort to maintain the Bank’s personalized approach.
Maintain a Friendly Environment for Employees and Customers. Bancorp has instituted various programs to instill high morale among Bancorp’s employees, which Bancorp believes translate into exceptional customer service. Bancorp holds weekly sales meetings to elicit ideas about featured products and services and to develop and communicate ideas for expanding banking relationships with existing and potential customers. Management believes that the overall effect of these type of programs is to improve morale, customer service and financial performance. Also, as part of the Bank’s team concept, weekly teleconferences are held to encourage open and direct communication between members of senior management and provide regular updates on significant activities within their respective areas. Periodic off-site strategic planning sessions of the senior management team provide an open forum to address concerns and develop initiatives for the continued improvement of the Bank.
Market Areas
The Bank’s primary market area is the Piedmont Triad Region of NC. On December 31, 2007, the Bank operated 40 branches and six loan productions offices in its three markets: the Piedmont Triad Region and Coastal Region of NC and the Shenandoah Valley Region of Virginia (“VA”). The following table lists the Bank’s branch offices, categorized by region and city.

Piedmont Triad Region:	Piedmont Triad Region (continued):
Lexington (five offices)	Midway
Greensboro (three offices)	Ruffin (1)
Reidsville (three offices)	Rural Hall
Thomasville (three offices) (1)	Tyro
Winston-Salem (three offices)	Walkertown
Eden (two offices) (1)	Wallburg
Arcadia	Welcome
Archdale
Clemmons	Coastal Region:
Danbury	Wilmington (two offices)
High Point	Burgaw
Jamestown
Kernersville	Shenandoah Valley Region:
King	Harrisonburg (two offices)
Madison

(1)	In February 2008, the Bank announced that it would close three branches, one each located in Eden, Ruffin and Thomasville, NC in May, 2008.
As of December 31, 2007, the Bank operated 35 branches and three loan production offices in the Piedmont Triad Region. The Piedmont Triad Region is a 12 county area, located in the rapidly growing interstate corridor between Charlotte, NC and the Research Triangle Park, and has a combined population of approximately 1.6 million people. The Piedmont Triad Region includes the cities of Greensboro, Winston-Salem and High Point, respectively the third, fifth and eighth largest cities in NC.
The Piedmont Triad Region economy, traditionally centered on the textile, furniture and tobacco industries, has transitioned to a more service-oriented economy; successfully diversifying into areas related to transportation, logistics, health care, education and technology. Benefiting the Piedmont Triad Region’s economy are decisions by FedEx to locate a national hub at Piedmont Triad International Airport (“PTIA”), by Dell to construct a manufacturing and distribution facility a few miles to the west of PTIA, and by HondaJet to locate its worldwide headquarters at PTIA.
In addition to its strategic proximity to key markets, the Piedmont Triad Region has a well defined transportation infrastructure, providing access to both global and national markets. Interstates I-40, I-85 and I-77 provide both North-South and East-West routes. In addition, local manufacturers and distribution hubs will have direct access to both Midwest markets and Southeast ports when Interstates I-73 and I-74, which will bisect the Piedmont Triad Region, are completed. Moreover, extensive rail services are offered by major carriers, Norfolk Southern and CSX, as well as a number of short-line railroads.
The Piedmont Triad Region is home to 11 institutions of higher education, including Wake Forest University, Wake Forest University Medical Center, North Carolina School of the Arts, Salem College and Winston-Salem State University, (Winston- Salem), High Point University (High Point), two members of the University of North Carolina system located in Greensboro; the University of North Carolina at Greensboro and North Carolina A&T State University, and Elon University (Elon). Greensboro is also home to several well respected private institutions and the Elon University School of Law. All are recognized for academic excellence, and enhance the Piedmont Triad Region’s business development efforts, particularly in the field of biotechnology.
As a result of the Bank Merger, the Bank increased its presence in the Piedmont Triad Region, from 25 to 35 branches, and entered the Coastal Region of NC and the Shenandoah Valley Region of VA. Subsequent to year end, the Bank determined that it would close three offices, located in Thomasville, Eden and Ruffin, NC in May 2008.

As of December 31, 2007, the Bank operated three branches and one loan production office in the Coastal Region, which includes Pender County and New Hanover County, located on the Southeast coast of NC. Wilmington is the county seat and industrial center of New Hanover County. An historic seaport and a popular tourism destination, Wilmington has diversified and developed into a major resort area, a busy sea port (one of NC’s two deep water ports), a light manufacturing center, a chemical manufacturing center and the distribution hub of southeastern NC. During the past 20 years, the Wilmington area has experienced extensive industrial development and growth in the service and trade sectors. Industries in the Wilmington region produce fiber optic cables for the communications industry; aircraft engine parts; pharmaceuticals; nuclear fuel components; and various textile products. The motion picture industry has a significant presence in the Wilmington area. Wilmington also serves as a regional retail center, a regional medical center and the home of the University of North Carolina at Wilmington.
The total population of New Hanover County is approximately 185,000. The County is served by Interstate 40 and U.S. Highways 17 and 74, major rail connections and national and regional airlines through facilities at the New Hanover International Airport, located near Wilmington.
As of December 31, 2007, the Bank operated two branches and two loan production offices in its Shenandoah Valley Region, serving the counties of Rockingham and Augusta, VA. Harrisonburg is the county seat of Rockingham County, centrally located in the Shenandoah Valley in west central VA. With a population of approximately 40,000, Harrisonburg is an important educational, industrial, retail, tourism, commercial, agricultural and governmental center, and is home to five colleges and universities, including James Madison University. Interstate 81, several primary U.S. highways, the Shenandoah Valley Regional Airport and a major rail connection serve the area.
The following table reflects the Bank’s deposit market share and branch locations by region at December 31, 2007 (In thousands):
Deposit Market Share and Branch Locations
December 31, 2007

		Number of	Deposit Market
Region	Deposits	Branches	Share Rank(1)
Coastal:	$169,659	3	4
Piedmont Triad:	1,370,284	35	1
Shenandoah Valley	87,777	2	3

(1) As of June 30, 2007. Rank for community financial institutions; excludes banks greater than $10 billion in assets
Deposits
The Bank offers a variety of deposit products to individuals and to small and medium-sized businesses and other organizations at interest rates generally competitive with local market conditions. The table below sets forth the mix of depository accounts at the Bank as a percentage of total deposits of the Bank at the dates indicated.

	As of December 31,
	2007	2006	2005
Noninterest-bearing demand	10.8%	13.0%	12.8%
Savings, NOW, MMI	39.2	52.4	53.0
Certificates of deposit	50.0	34.6	34.2

	100.0%	100.0%	100.0%

For 2006 and 2005, certain deposits previously reported as demand deposits have been reclassified to money market deposits. See Note 7 of the Notes to the Consolidated Financial Statements for further information.

The Bank accepts deposits at its 40 banking offices, 37 of which have automated teller machines (“ATMs”). Its memberships in multiple ATM networks allow customers access to their depository accounts from ATM facilities throughout the United States. Competitive fees are charged for the use of its ATM facilities by customers not having an account with the Bank. Deposit flows are controlled primarily through the pricing of such deposits and, to a certain extent, through promotional activities. Such promotional activities include the Bank’s “President’s Club” accounts for customers who have deposit relationships of $50,000 or more or who maintain an active NewBridge Bank Home Equity Line of Credit or Mortgage Loan, which extends special privileges and sponsors group excursions to sites and performances of interest to account holders in certain markets.
At December 31, 2007, the Bank had $269.0 million in certificates of deposit of $100,000 or more. The Bank is a member of an electronic network that allows it to post interest rates and attract certificates of deposit nationally. It also utilizes brokered deposits to supplement in-market deposit growth. The accompanying table presents the scheduled maturities of time deposits of $100,000 or more at December 31, 2007.

Scheduled maturity of time deposits of $100,000 or more
(In thousands)
Less than three months	$78,710
Three through six months	87,729
Seven through twelve months	74,812
Over twelve months	27,759

Total time deposits — $100,000 or more	$269,010

See also Note 7 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Marketing
The Bank currently markets its services through various advertising campaigns and promotions which include newspapers, magazines, the internet, billboards, and direct mailings. The Bank’s employees are also heavily involved in local civic affairs and philanthropic organizations. The Bank sponsors community events and holds grand opening ceremonies for its new branches, inviting local dignitaries to speak and participate in the festivities. The Bank engages a marketing firm to assist with creative design, market research, media placement, etc., as well as assisting with promoting the overall brand of the Bank to the general public and investment community. The Bank also uses the services of a public relations firm for various activities.
•	Value. Among other things, the Bank offers attractive rates for its financial products, including its certificates of deposit, money market accounts and checking accounts. This pricing structure has been successful in attracting depositors who are motivated by these rates and its variety of individualized services.

•	Convenience and Service. The Bank’s personnel focus upon serving the individual needs of the Bank’s customers. For example, members of senior management are accessible on very short notice, before, during, and after normal banking hours, by way of mobile phones and other means.
Management intends to continue to market the Bank’s services through a combination of advertising campaigns, public relations activities and local affiliations. While the key messages of value, convenience and service will continue to play a major role in the Bank’s marketing and public relations efforts, management may also focus on targeted groups, such as professionals and students, in addition to small to medium-sized businesses.
A vital part of the Bank’s marketing plan is the execution of a public relations strategy. Many traditional public relations methods are used in promoting the Bank’s services. Management pursues media coverage, including general press, industry periodicals and other media covering banking and finance, consumer issues and special interests. Press releases, quarterly shareholder reports, media alerts and presentations are used to announce new banking services as they are added. In November 2007, the Bank announced its naming rights of NewBridge Bank Park, the professional baseball stadium in downtown Greensboro, NC.
Competition
Commercial banking in North Carolina and Virginia is extremely competitive, due in large part to intrastate and interstate branching laws. Currently, many of Bancorp’s competitors are significantly larger and have greater resources. Bancorp continues to encounter significant competition from a number of sources, including bank holding companies, financial holding companies, commercial banks, thrift institutions, credit unions and other financial institutions and financial intermediaries. Bancorp competes in its market areas with some of the largest banking organizations in the Southeast, several of which have numerous branches in NC and VA. Bancorp’s competition is not limited to financial institutions based in NC and VA. The enactment of federal legislation authorizing nationwide interstate banking has greatly increased the size and financial resources of some of Bancorp’s competitors. Consequently, many of its competitors have substantially higher lending limits due to their greater total capitalization, and many perform functions for their customers that Bancorp generally does not offer. Bancorp primarily relies on providing quality products and services at a competitive price within its market area. As a result of interstate banking legislation, Bancorp’s market is open to future penetration by banks located in other states provided that the other states allow their domestic banking institutions to acquire NC banking institutions, thereby increasing competition.
In the Piedmont Triad Region, as of June 2007, Bancorp competed with 35 commercial banks and savings institutions, as well as numerous credit unions. As of that date, FNB Southeast competed with 16 commercial banks and savings institution, and several credit unions, in the Coastal Region and 16 commercial banks and several credit unions in the Shenandoah Valley Region.
Employees
At December 31, 2007, Bancorp and its subsidiaries had 594 full time equivalent employees, all of whom were compensated by the Bank or its subsidiaries. None of Bancorp’s employees are represented by a collective bargaining unit, and Bancorp has not recently experienced any type of strike or labor dispute. Bancorp considers its relationship with its employees to be good.
Supervision and Regulation
Bank holding companies and commercial banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect Bancorp, the Bank and the Bank’s subsidiaries. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below, and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of Bancorp and the Bank. Supervision, regulation and examination of Bancorp and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of Bancorp. Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationship of financial institutions are introduced regularly. Bancorp cannot predict whether, or in what form, any proposed statute or regulation will be adopted or the extent to which the business of Bancorp and the Bank may be affected by such statute or regulation.
General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the Federal Deposit Insurance Corporation (the “FDIC”) insurance fund in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank’s total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. Bancorp, as a registered bank holding company, is subject to the regulation of the Federal Reserve. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve, under the BHCA, also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the holding company.
As a result of Bancorp’s ownership of the Bank, Bancorp is also registered under the bank holding company laws of North Carolina. Accordingly, Bancorp is subject to regulation and supervision by the North Carolina Commissioner of Banks (the “Commissioner”).
Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock less certain goodwill items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.
Capital Requirements for the Bank. The Bank, as a NC commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a NC chartered FDIC insured commercial bank that is not a member of the Federal Reserve, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable minimum capital requirements as of December 31, 2007.
Dividend and Repurchase Limitations. Bancorp must obtain Federal Reserve approval prior to repurchasing common stock for consideration in excess of 10% of its net worth during any 12-month period unless Bancorp (i) both before and after the redemption satisfies capital requirements for a “well capitalized” bank holding company (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.
Although the payment of dividends and repurchase of stock by Bancorp are subject to certain requirements and limitations of NC corporate law, except as set forth in this section, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of Bancorp to pay dividends and repurchase shares. However, the ability of Bancorp to pay dividends or repurchase shares is dependent upon Bancorp’s receipt of dividends from the Bank.
NC commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. The Bank may pay dividends from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by NC law. Also, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).
Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Deposit Insurance Fund, such as the Bank, is specified in a schedule required to be issued by the FDIC. Prior to January 1, 2007, FDIC assessments for deposit insurance ranged from 0 to 27 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. Since January 1, 2007, the assessments range from 5 to 43 basis points per $100 of insured deposits. The assessment rate schedule can change from time to time at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are charged quarterly.
Federal Home Loan Bank System. The Federal Home Loan Bank (“FHLB”) system provides a central credit facility for member institutions. In December 2004, the FHLB of Atlanta implemented a new capital plan. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. At December 31, 2007, the Bank was in compliance with this requirement.
Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination, which was completed during March, 2005.
Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Under the regulations, an institution is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (B) “significantly undercapitalized” if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2007, the Bank had the requisite capital levels to qualify as “well capitalized”.
Changes in Control. The BHCA prohibits Bancorp from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank or financial holding company or savings bank holding company without prior approval of the Federal Reserve. Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of Bancorp. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of Bancorp or controls in any manner the election of a majority of the directors of Bancorp. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Exchange Act, the acquiror will be the largest shareholder after the acquisition.
Federal Securities Law. Bancorp has registered its common stock with the SEC pursuant to Section 12(g) of the Exchange Act. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to Bancorp.
Transactions with Affiliates. Under current federal law, depository institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal shareholders. Under Section 22(h), loans to directors, executive officers and shareholders who own more than 10% of a depository institution (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution’s loans-to-one-borrower limit (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and shareholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any “interested” director may not participate in the voting. The FDIC has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the Bank. The FDIC has imposed additional limits on the amount a bank can loan to an executive officer.
Loans to One Borrower. The Bank is subject to the loans to one borrower limits imposed by the Commissioner, which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the Bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and unimpaired surplus.
Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act, enacted in 1999 (the “GLB Act”), dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. In doing so, it increased competition in the financial services industry, presenting greater opportunities for our larger competitors which were more able to expand their service and products than smaller, community oriented financial institutions, such as the Bank.
USA Patriot Act of 2001. The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The impact of the Act on financial institutions of all kinds has been significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act (“SOX”) was signed into law in 2002 and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of SOX is wide-ranging as it applies to all public companies and imposes significant requirements for public company governance and disclosure requirements.
In general, SOX established new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and created a new regulatory body to oversee auditors of public companies. It backed these requirements with new SEC enforcement tools, increased criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.
The economic and operational effects of SOX on public companies, including us, have been and will continue to be significant in terms of the time, resources and costs associated with compliance with its requirements.
Other. Additional regulations require annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state chartered institutions examined by state regulators, and establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards.
The Bank is subject to examination by the FDIC and the Commissioner. In addition, it is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit, equal credit and fair credit reporting laws and laws relating to branch banking. The Bank, as an insured NC commercial bank, is prohibited from engaging as a principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the Deposit Insurance Fund and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards.
Limits on Rates Paid on Deposits and Brokered Deposits. FDIC regulations limit the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution’s normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew or roll-over such deposits without restriction, “adequately capitalized” depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew, or roll-over such deposits. Definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” are the same as the definitions adopted by the FDIC to implement the corrective action provisions discussed above.
Taxation. Federal Income Taxation. Financial institutions such as the Bank are subject to the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), in the same general manner as other corporations. The Bank computes its bad debt deduction under the specific charge-off method.
State Taxation. Under NC law, the Bank is subject to corporate income taxes at a 6.90% rate and an annual franchise tax at a rate of 0.15%.
Future Requirements. Statutes and regulations, which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions, are introduced regularly. Neither Bancorp nor the Bank can predict whether or what form any proposed statute or regulation will be adopted or the extent to which the business of Bancorp or the Bank may be affected by such statute or regulation.
Available Information
Bancorp makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available free of charge on its internet website www.newbridgebank.com, as soon as reasonably practicable after the reports are electronically filed with the SEC. Any materials that Bancorp files with the SEC may be read and/or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These filings are also accessible on the SEC’s website at www.sec.gov.
Additionally, Bancorp’s corporate governance policies, including the charters of the Audit, Compensation, and Corporate Governance and Nominating Committees, and the Corporate Governance Guidelines and Code of Business Conduct and Ethics may also be found under the “Investor Relations” section of Bancorp’s website. Bancorp elects to disclose any amendments to or waivers of any provisions of its Code of Business Conduct and Ethics applicable to its principal executive officers and senior financial officers on its website. A written copy of the foregoing corporate governance policies is available upon written request to Bancorp.
Item 1A. Risk Factors
An investment in Bancorp’s common stock is subject to risks inherent in Bancorp’s business. The material risks and uncertainties that management believes affect Bancorp are described below. Before making an investment decision, you should carefully consider these risks and uncertainties, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K. These risks and uncertainties are not the only ones facing Bancorp. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair Bancorp’s business operations. This report is qualified in its entirety by these risk factors.
If any of the following risks actually occur, Bancorp’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of Bancorp’s common stock could decline significantly, and you could lose all or part of your investment.
Bancorp Relies on Dividends from the Bank for Most of its Revenue.
Bancorp is a separate and distinct legal entity from the Bank. It receives substantially all of its revenue from dividends received from the Bank. These dividends are the principal source of funds to pay dividends on Bancorp’s common stock, and interest and principal on its outstanding debt securities. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to Bancorp. In the event the Bank is unable to pay dividends to Bancorp, Bancorp may not be able to service debt, pay obligations, or pay dividends on Bancorp’s common stock. The inability to receive dividends from the Bank could have a material adverse effect on Bancorp’s business, financial condition and results of operations. See Item 1 — Supervision and Regulation and Note 19 of the consolidated financial statements.
Bancorp may have higher credit losses than Bancorp’s allowance for credit losses.
The Bank maintains an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense that represents management’s best estimate of probable losses that will be incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated credit losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific loan risks; credit loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current loan risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Bank’s control, may require an increase in the allowance for credit losses. Approximately 55% of the Bank’s loan portfolio is composed of construction, commercial mortgage and commercial loans. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. In addition, bank regulatory agencies periodically review the Bank’s allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, the Bank will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on Bancorp’s financial condition and results of operations. See Allocation of Allowance for Credit Losses in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion related to the Bank’s process for determining the appropriate level of the allowance for possible credit losses.
Risk Relating to the Completed Merger and Bank Merger.
The Merger and the Bank Merger were completed in July 2007 and November 2007, respectively. Bancorp may fail to realize the anticipated benefits and cost savings associated with the Merger and Bank Merger or such integration may be more difficult, time-consuming or costly than expected; expected revenue synergies and cost savings may not be fully realized or realized within the expected time frame; revenues may be lower than expected; and customer and employee relationships and business operations may be disrupted. Any such events could have a material negative impact on Bancorp’s results of operations and financial condition and could adversely affect Bancorp’s stock price.
Bancorp’s growth strategy may not be successful.
As a strategy, Bancorp seeks to increase the size of its franchise by pursuing business development opportunities. Bancorp can provide no assurance that it will be successful in increasing the volume of Bancorp’s loans and deposits at acceptable risk levels and upon acceptable terms, expanding its asset base while managing the costs and implementation risks associated with this growth strategy. There can be no assurance that any expansion will be profitable or that Bancorp will be able to sustain its growth, either through internal growth or through successful expansions of its banking markets, or that Bancorp will be able to maintain capital sufficient to support its continued growth.
The Bank is Subject to Interest Rate Risk.
The Bank’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and investment securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Bank’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Bank receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Bank’s ability to originate loans and obtain deposits, (ii) the fair value of the Bank’s financial assets and liabilities, and (iii) the average duration of certain of the Bank’s interest-rate sensitive assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Bank’s net interest income and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, there are costs associated with the Bank’s risk management techniques, and these costs could be material. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of the Bank’s ability to continue to maintain a consistent positive spread between the interest earned on the Bank’s earning assets and the interest paid on the Bank’s interest-bearing liabilities.
See Market Risk Management — Asset-Liability Management and Interest Rate Risk in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to Bancorp’s management of interest rate risk.
If the Bank loses key employees with significant business contacts in its market areas, its business may suffer.
The Bank’s success is largely dependent on the personal contacts of our officers and employees in its market areas. If the Bank loses key employees temporarily or permanently, this could have a material adverse effect on the business. The Bank could be particularly hurt if its key employees go to work for competitors. The Bank’s future success depends on the continued contributions of its existing senior management personnel, many of whom have significant local experience and contacts in its market areas. The Bank has employment agreements or non-competition agreements with several of its senior and executive officers in an attempt to partially mitigate this risk.
Bancorp’s operating results and financial condition would likely suffer if there is deterioration in the general economic condition of the areas in which the Bank does business.
Unlike larger national or other regional banks that are more geographically diversified, the Bank primarily provides services to customers located in the Piedmont Triad Region and Coastal Region in NC and the Shenendoah Valley Region in VA. Because the Bank’s lending and deposit-gathering activities are concentrated in these markets, particularly the Piedmont Triad, the Bank will be affected by the business activity, population, income levels, deposits and real estate activity in these markets. Adverse developments in local industries have had and could continue to have a negative affect on the Bank’s financial condition and results of operations. Even though the Bank’s customers’ business and financial interest may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce the Bank’s growth rate, affect the ability of the Bank’s customers to repay their loans and generally affect Bancorp’s financial condition and results of operations. A significant decline in general economic conditions in the Bank’s market areas, or the entire country, caused by inflation, recession, unemployment or other factors which are beyond Bancorp’s control would also impact these local economic conditions and could have an adverse affect on Bancorp’s financial condition and results of operations.
Bancorp is subject to security and operational risks related to the technology Bancorp uses that could result in a loss of customers, increased costs and other damages which could be material.
Bancorp depends on data processing, software and communication and information exchange on a variety of platforms, networks and over the internet. Despite safeguards, Bancorp cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. Any failure or interruptions or breach of security of these systems could result in failures or disruptions in its customer relationships, general ledger, deposits and servicing or loan origination systems. The occurrence of any such failures or difficulties could result in a loss of customer business, damage the Bank’s reputation, subject the Bank to additional regulatory scrutiny or expose the Bank to civil litigation and possible financial liability, any of which could have a material adverse effect on Bancorp’s results of operations and financial condition.
Government regulations may prevent or impair Bancorp’s ability to pay dividends, engage in additional acquisitions, or operate in other ways.
Current and future legislation and the policies established by federal and state regulatory authorities will affect Bancorp’s operations. Bancorp is subject to supervision and periodic examination by the Federal Reserve and the Commissioner. The Bank, as a state chartered non-member commercial bank, receives regulatory scrutiny from the FDIC and the Commissioner. Banking regulations, designed primarily for the protection of depositors, may limit its growth and the return to you as an investor in the Company, by restricting Bancorp’s activities, such as:
•	the payment of dividends to shareholders;

•	possible transactions with or acquisitions by other institutions;

•	desired investments;

•	loans and interest rates;

•	the level of its allowance for credit losses;

•	imposing higher capital requirements;

•	interest rates paid on deposits;

•	the possible expansion of branch offices; and

•	the ability to provide other services.

Bancorp cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on its business. The cost of compliance with regulatory requirements may adversely affect Bancorp’s ability to operate profitably.
The Bank faces strong competition in its market areas, which may limit its asset growth and profitability.
The banking business in the Bank’s market areas is very competitive, and the level of competition facing the Bank may increase further, which may limit the Bank’s asset growth and/or profitability. Bancorp experiences competition in both lending and attracting deposits from other banks and nonbank financial institutions located within its market areas, some of which are significantly larger institutions and may have more financial resources than the Bank. Such competitors primarily include national, regional and local financial institutions within the Bank’s market areas. Additionally, various out-of-state banks have begun to enter or have announced plans to enter the market areas in which the Bank currently operates.
Nonbank competitors for deposits and deposit-type accounts include savings associations, credit unions, savings banks, securities firms, money market funds, life insurance companies and the mutual funds industry. For loans, the Bank encounters competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, small loan and credit card companies, credit unions, pension trusts, securities firms and major retail stores that offer competing financial services. Many of these competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Bank can offer.
The Bank is Subject to Environmental Liability Risk Associated with Lending Activities.
A significant portion of Bancorp’s loan portfolio is secured by real property. During the ordinary course of business, the Bank may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Bank may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Bank to incur substantial expenses and may materially reduce the affected property’s value or limit the Bank’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations of enforcement policies with respect to existing laws may increase the Bank’s exposure to environmental liability. Although the Bank has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on Bancorp’s financial condition and results of operations.
Bancorp may need additional capital resources in the future which may not be available when needed or at all.
Bancorp may need to obtain additional debt or equity financing in the future for growth, investment, or strategic acquisitions. There can be no assurance that such financing will be available to Bancorp on acceptable terms, or at all. If Bancorp is unable to obtain such additional financing, Bancorp may not be able to grow or make strategic acquisitions or investments when desired, which could have a material adverse impact on Bancorp’s business and, in turn, Bancorp’s financial condition and results of operations.
Bancorp common stock is not FDIC insured.
Bancorp common stock is not a savings or deposit account or other obligation of any bank and is not insured by the FDIC or any other governmental agency and is subject to investment risk, including the possible loss of principal. Investment in Bancorp’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, holders of Bancorp’s common stock may lose some or all of their investment.

Item 1B. Unresolved Staff Comments
None
Item 2. Properties
Bancorp and the Bank’s executive offices are located at 1501 Highwoods Boulevard in Greensboro, NC. The Bank’s principal support and operational functions are located at 38 West First Avenue, Lexington, NC and 202 South Main Street in Reidsville, NC.  The Bank has 38 banking offices located in NC and two located in VA, as well as four loan production offices in NC and two in VA.  The location of the Bank’s executive and banking offices, their form of occupancy, deposits as of December 31, 2007, year opened, and information about drive-up ATM facilities, is described in the accompanying table:

Location	Owned or Leased	Deposits	Year		ATM
		(in thousands)
1501 Highwoods Boulevard, Greensboro, NC (1)	Leased	$—	2004	(6)	Yes
38 West First Avenue, Lexington, NC (2)	Owned	209,926	1949		Yes
202 South Main Street, Reidsville, NC (3)	Owned	70,272	1910	(6)	Yes
3500 Old Salisbury Road, Arcadia, NC	Owned	48,581	1978		Yes
11651-D North Main Street, Archdale, NC	Owned	12,621	2003		Yes
301 East Fremont Street, Burgaw, NC	Leased	42,333	1999	(6)	Yes
2386 Lewisville-Clemmons Road, Clemmons, NC	Owned	18,420	2001		Yes
1101 North Main Street, Danbury, NC	Owned	19,534	1997		Yes
801 South Van Buren Road, Eden, NC	Owned	48,854	1996	(6)	Yes
151 North Fieldcrest Road, Eden, NC (4)	Leased	18,266	1996	(6)	No
2132 New Garden Road, Greensboro, NC	Owned	103,978	1997	(6)	Yes
4638 Hicone Road, Greensboro, NC	Owned	36,619	2000	(6)	Yes
3202 Randleman Road, Greensboro, NC	Owned	51,879	2000	(6)	Yes
200 Westchester Drive, High Point, NC	Owned	38,143	2001		Yes
120 East Main Street, Jamestown, NC	Owned	19,829	2004		Yes
131 East Mountain Street, Kernersville, NC	Leased	13,860	1997		Yes
647 South Main Street, King, NC	Owned	48,757	1997		Yes
1926 Cotton Grove Road, Lexington, NC	Owned	37,121	1968		Yes
285 Talbert Boulevard, Lexington, NC	Leased	21,820	1983		Yes
500 South Main Street, Lexington, NC (5)	Owned	—	2004		Yes
60 New U.S. Highway 64 West, Lexington, NC	Leased	49,109	1969		Yes
605 North Highway Street, Madison, NC	Owned	30,914	1997	(6)	Yes
11492 Old U.S. Highway 52, Midway, NC	Owned	31,387	1973		Yes
1646 Freeway Drive, Reidsville, NC	Owned	54,458	1972	(6)	Yes
202 Turner Drive, Reidsville, NC	Owned	47,668	1969	(6)	Yes
9570 US 29 Business, Ruffin, NC (4)	Leased	17,538	1997	(6)	No
724 National Highway, Thomasville, NC	Owned	26,112	1993		Yes
100 Hedrick Drive, Thomasville, NC (4)	Owned	8,011	1995		No
941 Randolph Street, Thomasville, NC	Owned	19,876	1987		Yes
4481 Highway 150 South, Tyro, NC	Owned	18,443	2002		Yes
3000 Old Hollow Road, Walkertown, NC	Owned	21,345	1997		Yes
10335 North NC Highway 109, Wallburg, NC	Owned	26,953	1992		Yes
6123 Old U.S. Highway 52, Welcome, NC	Owned	51,803	1958		Yes
2804 Fairlawn Drive, Winston-Salem, NC	Leased	6,602	2003		Yes
8055 Broad Street, Winston-Salem, NC	Owned	17,712	1997		Yes

Location	Owned or Leased	Deposits	Year		ATM
		(in thousands)
3384 Robinhood Road, Winston-Salem, NC	Leased	18,480	1997		Yes
161 South Stratford Road, Winston-Salem, NC	Leased	45,056	1997		Yes
704 South College Road, Wilmington, NC	Leased	91,266	1997	(6)	Yes
1001 Military Cutoff Road, Wilmington, NC	Leased	36,060	2006	(6)	Yes
440 South Main Street, Harrisonburg, VA	Owned	62,967	1988	(6)	Yes
1925 Reservoir Street, Harrisonburg, VA	Owned	24,810	2003	(6)	Yes

(1)	Headquarters of Bancorp and the Bank since July 2007 and November 2007, respectively. Formerly the headquarters of FNB.

(2)	Former headquarters of LSB and LSB Bank. Serves as a full service branch as well as an operations center for the Bank.

(3)	Former headquarters of FNB Southeast. Serves as a full service branch as well as an operations center for the Bank.

(4)	In February 2008, the Bank announced that it would close three branches, one each in Eden, Ruffin and Thomasville, NC in May, 2008.

(5)	This location is an express drive through facility that only processes transactions and does not open customer accounts.

(6)	Year refers to the date opened by FNB Southeast. Branch acquired by the Bank following the Bank Merger in November 2007.
Peoples Finance operates from (a) a 3,200 square foot, one-story building located at 126 Forest Hill Road, Lexington, NC 27295; (b) a 1,200 square foot, one-story building located at 614 South Main Street, King, NC 27021; and (c) a 1,000 square foot, one story building located at 11234 North Main Street, Suite 306, Archdale, NC 27263. All such premises are leased.
The Bank also operates loan production offices in Burlington, Greensboro, Raleigh and Wilmington, NC, and Harrisonburg and Waynesboro, VA.
The Bank also operates 15 offsite ATM machines in various locations throughout its markets.
Item 3. Legal Proceedings
In the ordinary course of operations, Bancorp and its subsidiaries are often involved in legal proceedings. In the opinion of management, neither Bancorp nor its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceedings other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the fourth quarter of Bancorp’s fiscal year ended December 31, 2007.
Item 4. Submission of Matters To a Vote of Security Holders
There were no matters submitted to a vote of the security holders of Bancorp during the fourth quarter of Bancorp’s fiscal year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Prices and Dividend Policies
Bancorp’s common stock is traded on the Global Select Market of the NASDAQ Stock Market (“NASDAQ GSM”) under the symbol “NBBC.” The following table shows the high and low sale price of Bancorp’s common stock on the NASDAQ GSM, based on published financial sources, for each of the last two fiscal years. The table also reflects the per share amount of cash dividends paid for each share during the fiscal quarter for each of the last two fiscal years. One cash dividend was paid during each of the fiscal quarters listed.

Quarter ended	High	Low	Close	Dividends Paid
March 31, 2006	$19.00	$17.51	$18.00	$0.17
June 30, 2006	18.25	17.00	17.28	0.17
September 30, 2006	18.20	16.52	17.05	0.17
December 31, 2006	17.75	16.20	16.90	0.17

March 31, 2007	$17.95	$14.51	$14.60	$0.17
June 30, 2007	15.00	13.00	13.65	0.17
September 30, 2007	14.25	10.75	12.70	0.17
December 31, 2007	12.95	9.61	10.79	0.17
As of March 7, 2008, there were approximately 6,950 beneficial owners, including 3,550 holders of record, of Bancorp’s common stock. For a discussion as to restrictions on the Company and the Bank’s ability to pay dividends, please refer to “Item 1 – Supervision and Regulation”.
The following table sets forth certain information regarding outstanding options and shares available for future issuance under equity compensation plans as of December 31, 2007. Individual equity compensation arrangements are aggregated and included within this table. This table excludes any plan, contract or arrangement that provides for the issuance of options, warrants or other rights that are given to Bancorp’s shareholders on a pro rata basis and any employee benefit plan that is intended to meet the qualification requirements of Section 401(a) of the Code.

			Number of Shares
			Remaining Available
			for Future Issuance
			under Equity
	Number of Shares to be	Weighted-Average	Compensation Plans
	Issued Upon Exercise of	Exercise Price of	(excluding shares
	Outstanding Options,	Outstanding Options,	reflected in
	Warrants and Rights (1)	Warrants and Rights	column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	1,394,517	$14.84	1,343,609

Equity Compensation Plans Not Approved by Shareholders	0	0	0

Total	1,394,517	$14.84	1,343,609

(1) Amounts remaining from Plans of FNB	829,467	$13.00	515,750

Bancorp’s stock repurchase program was originally announced in November 1998. It was subsequently amended and extended in August 1999, May 2004 and May 2006. On October 17, 2007, the Board of Directors of Bancorp (the “Board” or “Board of Directors”) approved a further extension through May 31, 2009, and authorized Bancorp to repurchase up to 650,000 additional shares of Bancorp’s common stock under the extended program. Immediately prior to the most recent extension 135,187 shares remained available under the program for repurchase by Bancorp. Under the stock repurchase program, Bancorp may repurchase its common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. Management believes that the stock repurchase program assists in the goal of building shareholder value and maintaining appropriate capital levels.
The following table provides certain information on the activity of Bancorp’s stock repurchase program during the fourth quarter of 2007.
Issuer Purchases of Equity Securities

	Total		Total Shares	Maximum Number
	Number of	Average	Purchased Pursuant	of Shares that may
	Shares	Price Paid	to Publicly	yet be Purchased
Month	Purchased	Per Share	Announced Plan	Under the Plan
October 1 – October 31	47,958	$12.60	47,958	763,846
November 1 – November 30	37,727	$11.00	37,727	726,119
December 1 – December 31	71,499	$10.56	71,499	654,620

Total Fourth Quarter	157,184	$11.29	157,184
Recent Sales of Unregistered Securities
Bancorp did not sell any of its equity securities in the last fiscal year which were not registered under the Securities Act of 1933, as amended.

FIVE-YEAR STOCK PERFORMANCE TABLE
     The following table illustrates the cumulative total shareholder return on Bancorp’s common stock over the five-year period ended December 31, 2007 and the cumulative total return over the same period of the S&P 500 Index (U.S.) and The Carson Medlin Company Independent Bank Index of 27 independent community banks located in eight southeastern states. The table assumes $100 originally invested on December 31, 2002 and that all subsequent dividends were reinvested in additional shares.
BANCORP
Comparison of Cumulative Total Shareholder Return
Years Ended December 31

	2002	2003	2004	2005	2006	2007
Bancorp	100	111	112	122	122	82

The Carson Medlin Company’s
Independent Bank Index[1]	100	137	156	167	194	147

S&P 500 Index	100	129	143	150	173	183

1	The Carson Medlin Company’s Independent Bank Index is the compilation of the total return to shareholders over the past five years of a group of 27 independent community banks located in the southeastern states of Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, Virginia and West Virginia. The total five year return was calculated for each of the banks in the peer group taking into consideration changes in stock price, cash dividends, stock dividends and stock splits since December 31, 2002. The individual results were then weighted by the market capitalization of each bank relative to the entire peer group. The total return approach and the weighting based upon market capitalization is consistent with the preparation of the Nasdaq total return index.
Prior to this Annual Report on Form 10-K, Bancorp reported the cumulative total shareholder return of the S&P 500 Diversified Banks Index, which includes banks of various sizes located throughout the United States. Management believes that the use of The Carson Medlin Company’s Independent Bank Index provides shareholders with more valuable comparative information, by which to judge Bancorp’s performance, because this index is compiled entirely by reference to community banks located in the southeastern United States. The five year return for the S&P 500 Diversified Banks Index is as follows:
Years Ended December 31

	2002	2003	2004	2005	2006	2007
S&P 500 Diversified Banks Index	100	132	155	160	186	152

Item 6. Selected Financial Data
The following table should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and “Item 8 - Financial Statements and Supplementary Data,” which begin on page 26 and page 47 below, respectively.

	Years Ended December 31
(In thousands, except per share data and performance measures)	2007	2006	2005	2004	2003
SUMMARY OF OPERATIONS
Interest income	$97,621	$67,323	$60,425	$49,319	$50,790
Interest expense	42,368	24,195	16,726	10,367	11,177

Net interest income	55,253	43,128	43,699	38,952	39,613
Provision for credit losses	18,952	5,510	3,219	3,017	5,215

Net interest income after provision for credit losses	36,301	37,618	40,480	35,935	34,398
Noninterest income	14,998	14,290	13,792	14,063	14,517
Noninterest expense	62,356	43,324	39,770	37,687	36,434

Income (loss) before income taxes	(11,057)	8,584	14,502	12,311	12,481
Income taxes	(5,394)	2,584	4,865	3,931	3,903

Net income (loss)	$(5,663)	$6,000	$9,637	$8,380	$8,578

Cash dividends declared	$8,255	$5,755	$5,805	$5,490	$5,454

SELECTED YEAR-END ASSETS AND LIABILITIES
Investment Securities	$369,423	$147,129	$128,159	$129,194	$121,091
Loans, net of unearned income	1,490,084	759,978	755,398	712,185	663,446
Assets	2,057,358	987,746	975,795	914,988	867,906
Deposits	1,627,720	817,683	822,173	722,275	702,502
Shareholders’ equity	193,153	89,309	91,829	90,742	88,560

PERFORMANCE MEASURES
Net income (loss) to average total assets	(0.40%)	0.61%	1.00%	0.94%	0.98%
Net income (loss) to average shareholders’ equity	(3.76)	6.47	10.49	9.26	9.66
Dividend payout	N/M	95.92	60.24	65.51	63.58
Average shareholders’ equity to average total assets	9.18	9.44	9.53	10.15	10.11
Average tangible shareholders’ equity to average tangible total assets	7.81	9.40	9.49	10.11	10.06

PER SHARE DATA
Earnings per share:
Basic	$(0.49)	$0.71	$1.13	$0.98	$1.01
Diluted	(0.49)	0.71	1.12	0.97	1.00
Cash dividends declared	0.68	0.68	0.68	0.64	0.64

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of Bancorp’s financial condition and results of operations and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in forward-looking statements as a result of various factors. The following discussion is intended to assist in understanding the financial condition and results of operations of Bancorp.
Executive Overview
On July 31, 2007 FNB merged with and into LSB and the combined company was renamed “NewBridge Bancorp”. Bancorp operated two separate NC chartered commercial banks until November 13, 2007 when FNB Southeast merged with and into LSB Bank, and the Bank was renamed “NewBridge Bank”. The Merger created a strong community bank headquartered in the Piedmont Triad Region of NC. The Merger affords the combined company opportunities for substantial expense reduction, provides a strengthened and expanded management team, broader geographic diversification within the operating footprint, enhanced infrastructure that better positions the Company to make strategic acquisitions, and an improved banking network within the Piedmont Triad Region.
The Company’s results of operation for the full year 2007 do not include the operating results for FNB prior to July 31, 2007. In accordance with purchase accounting rules, prior year financial information does not include any data for FNB.
Assets at December 31, 2007 totaled $2.06 billion, an increase of $1.07 billion since December 31, 2006. This is primarily due to the Merger. Compared to December 31, 2006, loans increased $730.1 million to $1.49 billion, investment securities increased $222.3 million to $369.4 million, deposits increased $810.0 million to $1.63 billion, total borrowings increased $143.6 million to $217.5 million, and shareholders’ equity increased $103.8 million to $193.2 million. Book value per share was $12.30 at December 31, 2007, compared to $10.60 at year end 2006, while tangible book value per share was $9.10 at December 31, 2007 compared to $10.54 at December 31, 2006. Goodwill increased to $50.3 million at December 31, 2007, as a result of the Merger, compared to $0.5 million at December 31, 2006.
While most of the increases are attributable to the Merger, the Bank also generated significant loan and deposit growth after the Merger. Excluding loans acquired as a result of the Merger, net loans increased by $76.7 million from December 31, 2006 to December 31, 2007. Likewise, excluding deposits acquired as a result of the Merger, deposits increased by $75.9 million during 2007.
The credit and real estate markets exhibited significant volatility during the second half of 2007. This volatility contributed to a lower overall level of business activity and lower valuations, or prices, in the real estate and housing sectors. The declining real estate and housing sectors negatively impacted the overall pace of production in the national economy. The Federal Open Market Committee (“FOMC”) responded to the threat of subdued economic growth by significantly lowering short term interest rates. The FOMC began reducing short term interest rates in September 2007. As a result, the federal funds target rate was reduced from 5.25% to 4.25% by the end of 2007.
The Bank continued its evaluation of the loan portfolio in light of developing market conditions during the third and fourth quarters of 2007. The Bank took several steps to address asset quality and record other charges related to the Merger, as announced in a January 2008 press release. During the fourth quarter of 2007, the Bank recorded a provision for credit losses of $14.4 million. The provision covered additional specific reserves of $5.2 million, $1.7 million related to the Bank’s consumer finance subsidiary, $1.4 million to reflect a reserve percentage change due to the current economic environment, and $4.3 of additional provision resulting from the increase in impaired loans during the fourth quarter. The Bank also recorded a writedown of $2.0 million for a condominium project held in other real estate owned.

Based primarily on the above charges, and expenses, including expense reduction initiatives, resulting from the Merger and the Bank Merger, the Company recorded a net loss of $5.7 million, or a loss of $0.49 per diluted share for the full year 2007, compared to net income of $6.0 million, or diluted income per share of $0.71, for 2006.
Financial Condition at December 31, 2007 and 2006
Bancorp’s consolidated assets of $2.06 billion at year end 2007 reflect an increase of 108.6% over the previous year, following an increase of 1.2% in 2005. Total average assets increased 44.9% from $982.5 million in 2006, to $1.42 billion in 2007. During 2007, Bancorp experienced a 43.6% increase in average earning assets. Average earning assets totaled $1.32 billion in 2007, compared to $917.1 million in 2006. All of the increases in 2007 were primarily attributable to the Merger.
Gross loans increased $730.1 million during 2007, or 96.1%, compared to increases of 0.6% in 2006 and 6.1% in 2005. Loans secured by real estate totaled $823.4 million in 2007 and represented 55.3% of total loans, compared with 55.0% at year end 2006. Within this category, residential real estate loans increased 60.8% to $575.1 million and construction loans increased 314.0% to $248.2 million. Commercial loans totaled $571.6 million at year end 2007, an increase of 104.6% from the end of 2006. Consumer loans increased 50.7% during 2007, ending the year at $91.8 million. Management believes the Bank is not dependent on any single customer or group of customers concentrated in a particular industry, the loss of whose deposits or whose insolvency would have a material adverse effect on operations.
Investment securities (at amortized cost) totaled $365.1 million at year end 2007, a 145.7% increase from $148.6 million at year end 2006. U.S. Government agency securities totaled $140.8 million, or 38.6% of the portfolio at year end 2007, compared to $110.9 million, or 74.7% of the portfolio one year earlier. Management believes that the additional risk of owning agency securities over U.S. Treasury securities is negligible and has capitalized on the favorable spreads available on the former. Mortgage backed securities totaled $106.8 million, or 29.2% of the portfolio, at December 31, 2007. The Company did not have any mortgage backed securities at the previous year end. State and municipal obligations amounted to $105.7 million at year end 2007, compared to $32.4 million a year earlier. The Company’s investment strategy is to achieve acceptable total returns, while investing in securities with varying maturity dates, cash flows and yield characteristics. U.S. government agency securities are generally purchased for liquidity and collateral purposes, mortgage backed securities are purchased for yield and cash flow purposes and longer maturity municipal bonds are purchased for yield and income generation. The Company categorizes the majority of its investment portfolio as “Available for Sale,” while a small portion is categorized as “Held to Maturity”. The table, “Investment Securities,” presents the composition of the securities portfolio for the last three years, as well as information about cost, fair value and weighted average yield.
Total deposits increased $810.0 million to $1.63 billion at December 31, 2007, a 99.1% increase from a total of $817.7 million one year earlier. This increase was reflected throughout the deposit portfolio and was primarily the result of the Merger.
The market for deposits within the Bank’s market areas remains fiercely competitive and the Bank relies on appropriate pricing and high quality customer service to retain and increase its retail deposit base. The Bank is focused on building a total relationship with its customers, aimed at fostering growth in both loans and deposits. In addition to traditional checking accounts, the Bank offers a cash management sweep account, online banking and bill-pay to its customers.
In order to attract additional deposits when necessary, the Bank maintains membership in an electronic network that allows it to post interest rates and attract deposits from across the U.S. From time to time, the Bank also utilizes brokered certificates of deposit. The Bank’s reliance on bulletin board deposits has continued to decrease during 2007, while brokered deposits are essentially unchanged from year end 2006. These types of deposits may be utilized during 2008 to supplement in-market funding as necessary.

The Bank also has a credit facility available with the FHLB of Atlanta. The Bank utilized a portion of the approximately $276.0 million credit line with the FHLB of Atlanta to fund earning assets. FHLB borrowings totaled $118.0 million at year end. Management believes this is a cost effective and prudent alternative to deposit balances, since particular amounts, terms and structures may be selected to meet current needs.
Financial Condition at December 31, 2006 and 2005
The Company’s consolidated assets of $987.7 million at year end 2006 reflected an increase of 1.2% over the previous year. Total average assets increased 1.9% to $982.5 million in 2006, compared to $963.9 million in 2005. During 2006, the Company experienced a 1.8% increase in average earning assets. Average earning assets totaled $917.1 million in 2006, compared to $900.7 million in 2005. The increase in 2006 was primarily attributable to a 11.0% growth in average investment securities.
Gross loans increased $4.6 million during 2006, or 0.6%, compared to 2005. Loans secured by real estate totaled $417.7 million in 2006 and represented 55.0% of total loans, compared with 52.0% at year end 2005. Within this category, residential real estate loans increased 1.0% to $357.8 million and construction loans increased 57.0% to $60.0 million. Commercial loans totaled $279.4 million at year end 2006, a decline of 3.1% from the end of 2005. Consumer loans decreased 15.7% during 2006, ending the year at $61.3 million.
Investment securities (at amortized cost) totaled $148.6 million at year end 2006, a 14.0% increase from $130.3 million at year end 2005. U.S. Government agency securities continued to represent the major share of the total portfolio, and totaled $110.9 million, or 74.7% of the portfolio at year end 2006, compared to $96.0 million, or 73.7% of the portfolio one year earlier. State and municipal obligations amounted to $32.4 million at year end, compared to $30.0 million a year earlier. The Company’s investment strategy is to achieve acceptable total returns, while investing in securities with varying maturity dates, cash flows and yield characteristics. U.S. government agency securities are generally purchased for liquidity and collateral purposes, mortgage backed securities are purchased for yield and cash flow purposes and longer maturity municipal bonds are purchased for yield and income generation. The Company categorized the majority of the investment portfolio as “Available for Sale,” while a small portion is categorized as “Held to Maturity”.
Total deposits decreased $4.5 million to $817.7 million at December 31, 2006, a 0.5% decrease from $822.2 million in deposits one year earlier. This decrease was primarily the result of a $7.8 million, or 1.8%, decrease in Savings, NOW and MMI accounts. This decline has been partially offset by growth in time deposits of $2.6 million, an increase of 0.9% from year end 2005.
Net Interest Income
Like most financial institutions, the primary component of the Company’s earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume and changes in interest rates earned and paid. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Spread and margin are influenced by the levels and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities. During the years ended December 31, 2007, 2006, and 2005, Bancorp’s average interest-earning assets were $1.32 billion, $917.1 million and $900.7 million, respectively. During these same years, Bancorp’s net interest margins were 4.27%, 4.75% and 4.91%, respectively.
Average Balances and Average Rates Earned and Paid. The accompanying table sets forth, for the years 2005 through 2007, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Average loans include nonaccruing loans, the effect of which is to lower the average yield.

Average Balances and Net Interest Income Analysis

Fully taxable equivalent basis(1) (Dollars in thousands)

		2007				2006				2005
		Interest				Interest				Interest
	Average	Income/	Average	Average		Income/	Average	Average		Income/	Average
	Balance	Expense	Yield/Rate	Balance		Expense	Yield/Rate	Balance		Expense	Yield/Rate

Earning assets:
Loans receivable(2)	$1,060,522	$85,460	8.06%	$756,088		$60,396	7.99%	$752,420		$54,568	7.25%
Taxable securities	175,139	8,560	4.89	106,754		4,528	4.24	93,400		3,610	3.87
Tax exempt securities	60,717	3,415	5.62	31,302		1,655	5.29	30,927		1,939	6.27
Federal Home Loan Bank stock	7,512	467	6.22	4,605		279	6.06	5,597		220	3.93
Interest-bearing bank balances	3,829	209	5.41	1,562		71	4.55	2,107		120	5.70
Federal funds sold	9,077	424	4.72	16,761		812	4.84	16,213		521	3.21

Total earning assets	1,316,796	98,535	7.48	917,072		67,741	7.39	900,664		60,978	6.77

Non-earning assets:
Cash and due from banks	38,845			36,367				37,958
Premises and equipment	29,583			19,638				18,128
Other assets	54,067			17,856				15,486
Allowance for credit losses	(15,516)			(8,447)				(8,348)

Total assets	$1,423,775			$982,486				$963,888

Interest-bearing liabilities:
Savings deposits	$35,688	$121	0.34%	$33,277		$116	0.35%	$36,370		$105	0.29%
NOW deposits	146,843	1,041	0.71	134,535		944	0.70	143,257		660	0.46
Money market deposits	337,413	13,070	3.87	288,522	(5)	8,237	2.85	255,038	(5)	4,648	1.82
Time deposits	499,802	22,454	4.49	277,898		11,760	4.23	258,484		7,707	2.98
Other Borrowings	38,677	1,048	2.69	1,040		12	1.15	1,313		12	0.91
Borrowings from Federal Home Loan Bank	90,201	4,634	5.15	59,521		3,126	5.25	84,345		3,594	4.26

Total interest-bearing liabilities	1,148,624	42,368	3.69	794,793		24,195	3.04	778,807		16,726	2.15

Other liabilities and shareholders’ equity:
Demand deposits	132,066			88,637	(5)			87,413	(5)
Other liabilities	12,320			6,290				5,769
Shareholders’ equity	130,765			92,766				91,899

Total liabilities and shareholders’ equity	$1,423,775			$982,486				$963,888

Net interest income and net interest margin(3)		$56,167	4.27%			$43,546	4.75%			$44,,252	4.91%

Interest rate spread(4)			3.79%				4.35%				4.62%

(1)	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35% in 2007 and 34% in prior years, and is then reduced by the non-deductible portion of interest expense The adjustments made to convert to a fully taxable equivalent basis were $914,000 for 2007, $418,000 for 2006, and $583,000 for 2005.

(2)	Average loans receivable include non-accruing loans. Amortization of loan fees, net of deferred costs, of $2,224, $1,424 and $1,963 for 2007, 2006 and 2005, respectively, are included in interest income.

(3)	Net interest margin is computed by dividing taxable-equivalent net interest income by average earning assets.

(4)	Earning assets yield minus interest-bearing liability rate.

(5)	For 2006 and 2005, certain deposits previously reported as demand deposits have been reclassified to money market deposits. See Note 7 of the Notes to the Consolidated Financial Statements for further information.

Rate/Volume Analysis
The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated based on the absolute value to both the changes attributable to volume and the changes attributable to rate.
Volume and Rate Variance Analysis

		2007			2006
	Volume	Rate	Total	Volume	Rate	Total
Fully taxable-equivalent basis(1) (in thousands)	Variance(2)	Variance(2)	Variance	Variance(2)	Variance(2)	Variance

Interest income:
Loans receivable	$24,528	$536	$24,862	$267	$5,561	$5,828
Taxable investment securities	3,257	775	4,032	546	372	918
Tax exempt investment securities	1,662	98	1,760	23	(307)	(284)
Federal Home Loan Bank stock	181	7	188	(29)	88	59
Interest-bearing bank balances	121	17	236	(28)	(21)	(49)
Federal funds sold	(360)	(28)	(284)	18	273	291

Total interest income	29,389	1,405	30,794	798	5,965	6,763

Interest expense:
Savings deposits	8	(3)	5	(8)	19	11
NOW deposits	87	10	97	(37)	321	284
Money market deposits	1,556	3,277	4,833	675	2,914	3,589
Time deposits	9,928	766	10,694	616	3,437	4,053
Other borrowings	999	37	1,036	—	—	—
Borrowings from Federal Home Loan Bank	1,570	(62)	1,508	(2,230)	1,762	(468)

Total interest expense	14,148	4,025	18,173	(984)	8,453	7,469

Increase (decrease) in net interest income	$15,241	$(2,620)	$12,621	$1,782	$(2,488)	$(706)

(1)	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35% in 2007 and 34% in prior years and is then reduced by the non-deductible portion of interest expense.

(2)	The volume/rate variance for each category has been allocated on a consistent basis between rate and volume variances, based on the percentage of rate, or volume, variance to the sum of the two absolute variances.
Results of Operations –Years Ended December 31, 2007 and 2006
Net Income. Net loss for 2007 was $5.7 million, representing a diluted net loss per share of $0.49, compared to net income of $0.71 per diluted share the prior year. The decrease in net income for 2007 is primarily attributed to various charges recorded in the third and fourth quarters in connection with evaluations of the credit portfolio and expenses, including expense reduction initiatives, resulting from the Merger. Net interest income after provision for credit losses decreased by $1.3 million, or 3.5%, as compared to 2006. The taxable equivalent net interest margin decreased 48 basis points during 2007, to 4.27%, compared to 4.75% for 2006. Noninterest income increased $0.7 million, or 5.0%, in 2007, while noninterest expense for 2007 increased $19.0 million, or 43.9%. The provision for loan losses in 2007 was $19.0 million, up $13.4 million, or 244.0% from 2006. Return on average assets for 2007 was (0.40)% compared to 0.61% for 2006. Return on average shareholders’ equity for 2007 was (3.76)% compared to 6.47% in 2006. The Company experienced significant balance sheet growth during 2007 as a result of the Merger. There was an increase in loans of $730.1 million, or 96.1%. Consolidated assets in 2007 increased $1.07 billion, or 108.3% compared to 2006. Consolidated deposits increased in 2007 by $810.0 million, or 99.1% compared to 2006.
Net Interest Income. Net interest income represents the gross profit from the lending and investment activities of a banking organization and is the most significant factor affecting the earnings of the Company. Net interest income is influenced by changes in interest rates, volume and the mix of these various components. Net interest income for 2007, on a taxable-equivalent basis, increased $12.6 million, or 29.0%, compared to 2006. This was primarily due to substantial increases in both earning assets and interest-bearing liabilities as a result of the Merger. Average earning assets in 2007 increased $399.7 million, or 43.6%, to $1.32 billion, compared to $917.1 million in 2006. Average interest-bearing liabilities for 2007 increased $353.8 million, or 44.5%, to $1.14 billion, compared to $794.8 million for 2006.
Taxable-equivalent net interest margin for 2007 decreased to 4.27%, compared to 4.75% for 2006, a decline of 48 basis points. The market for deposits continued to be very competitive in 2007, requiring the Bank to offer high-yield deposit products in order to attract deposits. In 2007, the average yield on earning assets increased by 9 basis points while the average rate on interest-bearing liabilities increased by 65 basis points, which resulted in a decrease in the interest rate spread in 2007 of 56 basis points compared to the prior year
The table, “Average Balances and Net Interest Income Analysis,” summarizes net interest income and average yields earned and rates paid for the years indicated, on a taxable-equivalent basis. The table, “Volume and Rate Variance Analysis” presents the changes in interest income and interest expense attributable to volume and rate changes between the years indicated.
Provision for Credit Losses and Allowance for Credit Losses. Bancorp recorded a $19.0 million provision for credit losses for the year ended December 31, 2007, compared to a $5.5 million provision during the year ended December 31, 2006. In the fourth quarter of 2007 a $14.4 million provision for credit losses included $5.2 million in specific reserves on loans primarily as a result of weakening credit and asset quality following the downturn in the real estate market and credit environment and the volatility in the financial markets. This provision also included $4.3 million of additional provision resulting from the increase in impaired loans during the fourth quarter, and $1.7 million to provide adequate reserves resulting from current conditions affecting the loan portfolio of Peoples Finance. It also includes approximately $1.4 million as a result of the adjustment to the reserve percentage for certain risk grades. Bancorp’s allowance for credit losses increased from $9.6 million at December 31, 2006 to $30.4 million at December 31, 2007. The allowance for credit losses expressed as a percentage of total loans increased from 1.26% at December 31, 2006 to 2.04% at December 31, 2007. As of December 31, 2007, management has concluded that the allowance for credit losses for Bancorp was adequate to absorb probable losses inherent in the loan portfolio.
Noninterest Income. In 2007 noninterest income increased $708,000, or 5.0%, and totaled $15.0 million compared to $14.3 million in 2006. Fee income from service charges on deposit accounts for 2007 increased $907,000, or 13.2%, compared to 2006, as a result of the additional deposit accounts acquired in the Merger. Other operating income for 2007 decreased $175,000, or 2.5% to $6.8 million for 2007. Other income for 2007 includes $462,000 of income on an investment in bank owned life insurance. For 2006 other income includes a one-time gain of approximately $509,000 from granting an easement on a portion of one of the Bank’s properties. For the detailed change in other operating income please see the table “Other Operating Income and Expenses” in Note 13 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Noninterest Expense. In 2007, noninterest expense was $62.4 million, an increase of $19.1 million, or 43.1%, from 2006. Personnel expense, consisting of employee salaries and benefits, increased $8.2 million, or 36.4%, primarily as a result of the increased personnel due to the Merger. In addition, personnel cost of $1.8 million related to early retirement, severance and employee retention payments were recorded. Other expenses included $1.4 million of Merger-related professional fees, processing system conversion expenses and costs associated with the Company’s campaign to establish its new brand. Writedowns of other real estate owned in 2007 totaled $3.6 million, including $2.6 million in the fourth quarter, of 2007, compared to $1.2 million for the full year 2006. For the detailed changes in other operating expenses, please see the table “Other Operating Income and Expense” in Note 13 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Provision for Income Taxes. Bancorp recorded a tax benefit of $5.4 million in 2007, compared to an income tax provision totaling $2.6 million for 2006. The tax benefit in 2007 is primarily attributable to the $19.0 million aggregate provision for credit losses and asset writedowns recorded during the year. As a result, Bancorp posted a loss before taxes for 2007 of $11.1 million, compared to income before taxes of $8.6 million in 2006. No NC tax credit for the tax credit partnership was taken during 2007, as a result of the net loss for state tax purposes. Bancorp’s effective tax rates were (48.8%) in 2007 and 30.1% in 2006, with the change from 2006 to 2007, as well as the differences between these effective tax rates and the statutory rates, principally due to tax exempt interest income.
Fourth quarter 2007 significant items. Bancorp recorded a net loss of $10.6 million for the fourth quarter 2007, compared to net income of $0.3 million in the fourth quarter of 2006. During the fourth quarter of 2007, Bancorp recorded a provision for credit losses of $14.4 million, compared to a provision of $2.9 million during the fourth quarter of 2006. The 2007 provision covered additional specific reserves of $5.2 million, $1.7 million related to the finance subsidiary, $1.4 million to reflect a reserve percentage change due to the current economic environment, and $4.3 million of additional provision resulting from the increase in impaired loans during the fourth quarter. Bancorp also recorded a writedown of $2.0 million for a condominium project held in other real estate owned. In addition, Bancorp recorded certain significant Merger related expenses during the fourth quarter of 2007. Personnel cost of $1.8 million related to early retirement, severance and employee retention payments were recorded. Other expenses included $1.4 million of merger-related professional fees, processing system conversion expenses and costs associated with the Company’s campaign to establish its new brand.
Results of Operations —Years Ended December 31, 2006 and 2005
Net Income. Net income for 2006 was $6.00 million, representing diluted net income per share of $0.71, compared to $1.12 per diluted share for 2005. The decrease in net income for 2006 was the result of lower net interest income, a higher provision for loan losses that included a one-time write down of $1.9 million in the fourth quarter of 2006, and higher noninterest expense. Net interest income for 2006 decreased by $571,000, or 1.3%, as compared to 2005. The taxable-equivalent net interest margin decreased 16 basis points during 2006, to 4.75%, compared to 4.91% for 2005. Noninterest income increased $498,000, or 3.6%, from 2005 to 2006, while noninterest expense for 2006 increased $3.6 million, or 8.9% compared to 2005. The provision for loan losses in 2006 was $5.5 million, compared to $3.2 million in 2005. Return on average assets for 2006 was 0.61% compared to 1.00% for 2005. Return on average shareholders’ equity for 2006 was 6.47% compared to 10.49% in 2005. Balance sheet growth was generally modest during 2006. There was an increase in loans of $4.6 million, or 0.6% over the 2005 level. Consolidated assets in 2006 increased $12.0 million, or 1.2% compared to 2005. Deposits totaled $817.7 million at year end 2006, a decrease of $4.5 million, or 0.5% compared to $822.2 million at year end 2005.
Net Interest Income. Net interest income represents the gross profit from the lending and investment activities of a banking organization and is the most significant factor affecting the earnings of Bancorp. Net interest income is influenced by changes in interest rates, volume and the mix of these various components. Net interest income for 2006 decreased $571,000, or 1.3%, to $43.1 million, compared to $43.7 million in 2005. Outstanding loans remained relatively flat for 2006 as compared to 2005 reflecting on-going economic softness that was affecting Bancorp’s customers in many of its markets during 2006.
Taxable-equivalent net interest margin for 2006 decreased to 4.75%, compared to 4.91% for 2005. From June 2004 to the end of 2006, the Federal Reserve increased the federal funds rate 17 times for a total of 425 basis points. Changes in the prime and federal funds rates affect variable interest assets and liabilities. In 2006, the average yield on earning assets increased by 62 basis points while the average rate on interest-bearing liabilities increased at a higher rate of 89 basis points. This resulted in a decrease of the interest rate spread in 2006 of 27 basis points compared to 2005 levels. Average earning assets in 2006 increased $16.4 million or 1.8%, to $917.1 million, compared to $900.7 million in 2005, while average interest-bearing liabilities for 2006 increased $16.0 million or 2.1% compared to 2005.
The table, “Average Balances and Net Interest Income Analysis,” summarizes net interest income and average yields earned and rates paid for the years indicated, on a taxable-equivalent basis. The table, “Volume and Rate Variance Analysis” presents the changes in interest income and interest expense attributable to volume and rate changes between the years indicated.
Provision for Credit Losses and Allowance for Credit Losses. Bancorp recorded a $5.5 million provision for credit losses for the year ended December 31, 2006, compared to a $3.2 million provision in the prior year. In the fourth quarter of 2006 the provision for loan losses included $1.9 million in write downs on credits at both the

Bank and Peoples Finance and an additional provision of $1.1 million to increase the overall loan loss allowance in response to weakening economic conditions. The additional provision was made due to the increase in delinquencies and credit risks within both the Bank and Peoples Finance. Our allowance for credit losses increased from $8.4 million at December 31, 2005 to $9.6 million at December 31, 2006. The allowance for credit losses expressed as a percentage of total loans increased from 1.12% at December 31, 2005 to 1.26% at December 31, 2006. As of December 31, 2006, management concluded that the allowance for credit losses was adequate to absorb probable losses inherent in the loan portfolio.
Noninterest Income. In 2006, noninterest income increased $498,000 or 3.6%, to $14.3 million, compared to $13.8 million in 2005. Fee income from service charges on deposit accounts for 2006 increased slightly to $6.9 million from $6.8 million in 2005. Gains on sales of mortgage loans for 2006 decreased $164,000 or 29.6%, and totaled $390,000 for the year, compared to $554,000 in 2005. Other operating income for 2006 increased $594,000, or 9.2% compared to the corresponding amounts in 2005. For the detailed change in Other Operating Income please see the table “Other Operating Income and Expense” in Note 13 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Noninterest Expense. In 2006, noninterest expense increased $3.5 million, or 8.9%, to $43.3 million from $39.8 million in 2005. Included in noninterest expense for 2006 was a one-time charge of $589,000 related to curtailing LSB’ defined benefit plan, as well as an additional $1.2 million from the write-down of certain assets. The curtailment of the defined benefit plan is expected to result in ongoing expense savings of as much as $750,000 per year. Personnel expense in 2006, consisting of employee salaries and benefits, increased $1.1 million or 5.0% compared to 2005. The increase in personnel expense in 2006 is largely due to increases in salaries, medical insurance, life insurance, stock-based compensation, and the previously mentioned one-time charge for the defined benefit plan. These increases were offset by a decrease in incentive compensation. For the changes in other operating expenses, please see the table “Other Operating Income and Expense” in Note 13 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Provision for Income Taxes. The Company recorded an income tax provision of $2.6 million in 2006, compared to $4.9 million for 2005. The effective tax rate for 2006 was 30.1% compared to 33.6% for 2005. In 2003, Bancorp purchased an investment tax credit partnership interest, which holds four projects within the North Carolina that qualify for North Carolina State historic and low-income housing tax credits. The purchase price of the partnership interest was $540,000 and is expected to yield $1.0 million in NC tax credits over the years 2003 to 2009. Tax credit amounts were $228,000 for 2006 compared to $185,000 for 2005.
Liquidity and Cash Flow
Market and public confidence in our financial strength and in the strength of financial institutions in general will largely determine our access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital resources. Liquidity management refers to the policies and practices that ensure the Bank has the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Bank’s customers. Management measures our liquidity position by giving consideration to both on- and off-balance sheet sources of, and demands for, funds on a daily and other periodic bases. Deposit withdrawals, loan funding and general corporate activity create the primary needs for liquidity for the Bank. Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities, investments available for sale, loan repayments, loan sales, increases in deposits, and increases in borrowings from the FHLB secured with pledged loans and securities, and from correspondent banks under overnight federal funds credit lines and securities sold under repurchase agreements.
The investment portfolio at December 31, 2007 included securities with a par value of approximately $182.2 million with call features, whereby the issuers of such securities have the option to repay the security before the contractual maturity date. Due to the recent rapid decline in market interest rates, Bancorp anticipates that a number of these debt instruments will be called by their issuers during 2008.

During 2007, the Bank experienced sizable increases in both the loan portfolio and investment portfolio, as a result of the Merger. Overall, cash and cash equivalents increased by $12.2 million, to $58.7 million at December 31, 2007.
The Bank has the ability to manage, within competitive and cost of funds constraints, increases in deposits within its market area. The Bank is a member of an electronic network that allows it to post interest rates and attract certificates of deposit nationally. It also utilizes brokered deposits to supplement in-market deposit growth.
The Bank also has unsecured overnight borrowing lines totaling $52 million available through five financial institutions. These lines are used to manage the day-to-day, short-term liquidity needs of the Bank. Each overnight line has a requirement to repay the line in full on a frequent basis, typically within five to ten business days. The Bank also has established wholesale repurchase agreements with regional brokerage firms. The Bank can access this additional source of liquidity by pledging investment securities with the brokerage firms.
Liquidity is further enhanced by a line of credit with the FHLB, amounting to approximately $276 million, collateralized by FHLB stock, investment securities, qualifying 1 to 4 family residential mortgage loans, and qualifying commercial real estate loans. The Bank provides various reports to the FHLB on a regular basis to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the line of credit.
As presented in the Consolidated Statement of Cash Flows, Bancorp generated $19.1 million in operating cash flow during 2007, which was essentially unchanged from 2006. An increase in the provision for credit losses, as well as a net increase in other liabilities, was primarily offset by a decline in net income for 2007 compared to the previous year. The operating cash flow generated in 2006 was a significant increase over 2005, when Bancorp generated $11.5 million in operating cash flow. The increase in the provision for credit losses, combined with a decrease in loans held for sale, were primary contributors to this change in 2006, offset somewhat by a decrease in net income from 2005 to 2006.
Cash used in investing activities increased to $45.1 million in 2007, compared to $26.7 million in 2006 and $52.7 million in 2005. The increase in 2007 was primarily as a result of a much larger increase in loans made to customers, partially offset by net proceeds from maturities of available for sale securities. In addition, Bancorp acquired $14.8 million in cash as a result of the Merger in July 2007. The decrease from 2005 to 2006 was primarily as a result of a much smaller increase in loans made to customers in 2006 compared to 2005.
Cash provided by financing activities increased to $38.2 million in 2007, compared to $7.1 million in 2006 and $50.7 million in 2005. The higher levels in both 2007 and 2005 were primarily a result of large increase in time deposits during both of those years.
Contractual Obligations and Commitments
In the normal course of business there are various outstanding contractual obligations of Bancorp that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. The accompanying table reflects the material contractual obligations of Bancorp outstanding as of December 31, 2007.

Contractual Obligations
(in thousands)

		Payments Due by Period
		One Year	Three Years	After
	Within One	to Three	to Five	Five
	Year	Years	Years	Years	Total
Junior subordinated notes and wholesale repurchase agreements	$25,023	$—	$—	$46,774	$71,797
Federal funds purchased and retail repurchase agreements	27,727	—	—	—	27,727
Federal Home Loan Bank borrowings	50,000	63,000	5,000	—	118,000
Operating lease obligations	1,993	2,258	526	—	4,777
Purchase obligations	2,598	1,256	587	1,160	5,601
Other long-term liabilities	2,568	1,006	550	1,109	5,233

Total contractual cash obligations excluding deposits	109,909	67,520	6,663	49,043	233,135

Deposits	1,568,974	50,984	7,410	352	1,627,720

Total contractual cash obligations	$1,678,883	$118,504	$14,073	$49,395	$1,860,855

Capital Resources
Banks, bank holding companies, and financial holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve and the FDIC have minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. On August 26, 2005, FNB completed a private placement of trust preferred securities in the amount of $25.0 million, and contributed $24.0 million of the proceeds to its bank subsidiary as capital to support the bank’s growth. See Note 9 of the Notes to the Consolidated Financial Statements for a discussion of FNB’s issuance of trust preferred securities. As shown in Note 19 of the Notes to the Consolidated Financial Statements the Company and the Bank both maintained capital levels exceeding the minimum levels required to be categorized as “well capitalized” for each of the three years presented.
The Company has had a stock repurchase program in place for several years, and during 2007, repurchased 282,904 shares at a cost of $3.3 million.
On July 31, 2007, the Company issued 7,554,362 shares of its common stock valued at approximately $117 million in the Merger.
Lending Activities
General. The Bank offers a broad array of lending services, including construction, real estate, commercial and consumer loans, to individuals and small to medium-sized businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market areas. The Bank has specialized lending departments for residential construction lending to homebuilders in selected markets. The Bank’s total loans at December 31, 2007, were $1.49 billion, or 72.4% of total assets. At December 31, 2007, the Bank had no large loan concentrations (exceeding 10% of its portfolio) in any particular industry, other than real estate. The Bank’s legal lending limit at December 31, 2007 was $29.6 million and the largest credit relationship is approximately $10.9 million.
Loan Composition. The following table summarizes, at the dates indicated, the composition of the Bank’s loan portfolio and the related percentage composition. A substantial portion of the increases from 2006 to 2007 are as a result of the Merger.

Summary of Loan Portfolio

(in thousands)	2007	2006	2005	2004	2003

Commercial	$571,575	$279,372	$288,240	$281,909	$275,474
Real estate — construction	248,222	59,959	38,179	50,125	44,618
Real estate — mortgage	575,139	357,772	354,322	314,822	283,134
Consumer	91,826	60,953	72,336	62,987	56,842
Other	3,322	1,922	2,321	2,342	3,378

Total loans, net of unearned income	$1,490,084	$759,978	$755,398	$712,185	$663,446

The Company has no foreign loan activity.
Real Estate Loans. Loans secured by real estate for a variety of purposes constituted $823.4 million, or 55.3%, of the Bank’s total loans at December 31, 2007. At year end 2007, the Bank had real estate loan relationships of various sizes ranging up to $8.9 million and commitments up to $10.9 million, secured by office buildings, retail establishments, residential development and construction, warehouses, motels, restaurants and other types of property. Loan terms are typically limited to five years, with payments through the date of maturity generally based on a 15-20 year (15-30 year for single and multi-family properties) amortization schedule. Interest rates may be fixed or adjustable, based on market conditions, and the Bank generally charges an origination fee. Management has attempted to reduce credit risk in the real estate portfolio by emphasizing loans on owner-occupied office, multi-family and retail buildings where the loan to value ratio, established by independent appraisals, does not exceed 80%, and net projected cash flow available for debt service amounts to at least 120% of the debt service requirement. The Bank also often requires personal guarantees of the principal owners of the property and obtains personal financial statements of the principal owners in such cases.
During the second quarter of 2005, LSB acquired a partially completed residential condominium development project in Georgetown, SC by means of a deed in lieu of foreclosure in satisfaction of a $3.4 million loan previously made to develop the project. Writedowns were taken for $400,000 in 2005 and $1.0 million in 2006, and funds had been expended towards completion of the project. In the fourth quarter of 2007, management reassessed its previous decision to complete the project and decided instead to immediately make the property available for sale, and take an additional $2.0 million writedown. At December 31, 2007, the property is carried on the books at approximately $950,000.
The Bank also originates fixed and adjustable rate mortgages for sale into the secondary market. The Bank offers conventional and jumbo loans along with Government and State affordable housing mortgage loan products. The Bank also originates loans to be held in the Bank’s portfolio, which includes adjustable rate mortgages as well as a construction/permanent loan program. During 2007 the Bank originated $132.0 million of residential mortgage loans throughout these product types. Included in real estate mortgage loans are home equity revolving lines of credit, with $204.1 million outstanding as of December 31, 2007.
The Bank’s current lending strategy is for the majority of construction and development loans on commercial and residential projects to be in the range of $300,000 to $5.0 million. At December 31, 2007, 2006, and 2005, the Bank held $248.2 million, $60.0 million, and $38.2 million, respectively, of such loans. To reduce credit risk associated with such loans, the Bank emphasizes small commercial centers that are substantially preleased, or residential projects that are substantially presold and built in strong, proven markets. The leases on commercial projects must generally result in a loan to appraised value of 80% or less and a net cash flow to debt service at no less than 120%. The Bank typically requires a personal guarantee from the developer or builder. Loan terms are generally 12 — 15 months, although the Bank occasionally will make a “mini-permanent” loan for purposes of construction and development of up to a five year term. Rates can be either fixed or variable, and the Bank usually charges an origination fee.
Commercial Loans. The Bank makes loans for commercial purposes to various types of businesses. At December 31, 2007, the Bank held $571.6 million of commercial loans, or 38.4% of its total loan portfolio. Equipment loans are typically made on terms up to five years at fixed or variable rates, with the financed equipment pledged as collateral to the Bank. The Bank attempts to reduce its credit risk on these loans by limiting the loan to value percentage to 80%. Working capital loans are made on terms typically not exceeding one year. These loans may be secured or unsecured, but the Bank attempts to limit its credit risk by requiring the borrower to demonstrate its capacity to produce net cash flow available for debt service equal to 110% to 150% of its debt service requirements. The Bank experienced net charge-offs from commercial loans of $3.3 million in 2007, $1.5 million in 2006, and $1.1 million in 2005.
Consumer Loans. Using a centralized underwriting process, the Bank makes a variety of loans to individuals for personal and household purposes, including (i) secured and unsecured installment and term loans originated directly by the Bank; (ii) unsecured revolving lines of credit, (iii) amortizing secured lot loans and (iv) indirect automobile loans. Certain of the direct loans are secured by the borrowers’ residences. At December 31, 2007, the Bank held $91.8 million of consumer loans. During 2007, 2006, and 2005, the Bank experienced net consumer chargeoffs of $1.5 million, $2.8 million, and $1.5 million, respectively.
Loan Approval and Review. In conjunction with the Bank Merger, the Bank has revised its loan policies and levels of officer lending authority in connection with its loan approval policies. When the aggregate outstanding loans to a single borrower or related entities exceed that individual officer’s lending authority, the loan request must be considered and approved by an officer with a higher lending limit. All consumer purpose loan decisions are made by the Bank’s Central Underwriting Support Group. Regional Presidents can generally approve commercial relationships up to $750,000. If the lending request exceeds the Regional President’s lending limit, the loan must be submitted to and approved by a senior credit officer. A senior credit officer has authority to approve commercial relationships up to $2,500,000 on a secured basis. All loan relationships in excess of $2,500,000 must be approved by the Chief Credit Officer (“CCO”), who may approve loan relationships up to $5,000,000. Loan relationships exceeding $5,000,000 up to $10,000,000 must be unanimously approved by a committee of a senior credit officer, the CCO, and the Bank’s Chief Executive Officer (“CEO”). Loan relationships over $10,000,000 must be approved by the Credit Management Committee of the Bank’s Board of Directors.
The Bank has a Loan Review Program, headed by the Loan Review Manager who reports directly to the Credit Management Committee of the Bank’s Board of Directors. Incumbent in this program is an Annual Loan Review Coverage Plan which is approved by the Credit Management Committee and which stipulates a certain volume of loan reviews to be completed by the Loan Review Manager and employees under their guidance, and an additional number of loan reviews to be completed by independent loan review consulting firms. In addition, all loan officers are charged with the responsibility of reviewing their portfolios and making adjustments to the risk ratings as needed. A “Watch Loan Committee”, which includes the CCO, the Special Assets manager and the senior credit officers, reviews all loans graded special mention, substandard, doubtful and loss on a monthly basis, and this meeting is observed by the Loan Review Manager and summarized for the Credit Management Committee on a monthly basis.
The Bank’s credit review system supplements its loan rating system, pursuant to which the Bank may place a loan on its criticized asset list or may classify a loan in one of various other classification categories. A specified minimum percentage of loans in each adverse asset classification category, based on the historical loss experience of the Bank in each such category, are used to determine the adequacy of the Bank’s allowance for credit losses quarterly. These loans are also individually reviewed by the Watch Loan Committee of the Bank to determine whether a greater allowance allocation is justified due to the facts and circumstances of a particular adversely classified loan.
The loan portfolio is analyzed on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. The Bank’s allowance for credit losses is also analyzed quarterly by management. This analysis includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. The provisions of Statement of Financial Accounting Standard (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, and related pronouncements are applied to individually significant loans. Finally, individual reserves may be recorded based on a review of loans on the “watch list.” See also Note 5 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Loan Portfolio — Maturities and Interest Rate Sensitivities
(in thousands)

	Maturity				Maturity Greater Than One Year
		Over One	Over			Floating or
	One Year	Year to	Five		Predetermined	Adjustable
	or Less	Five Years	Years	Total	Interest Rate	Rate

Commercial	$242,214	$224,041	$105,320	$571,575	$168,985	$160,376
Real estate — construction	223,400	24,822	—	248,222	—	24,822
Real estate — mortgage	48,632	103,535	422,972	575,139	137,329	389,178
Consumer	26,843	50,780	14,203	91,826	56,674	8,309
Other	3,322	—	—	3,322	—	—

Total	$544,411	$403,178	$542,495	$1,490,084	$362,988	$582,685

Asset Quality
The Bank considers asset quality to be of primary importance, and employs a formal internal loan review process (see “Lending Activities — Loan Approval and Review") to ensure adherence to its lending policy as approved by the Bank’s Board of Directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. Credit Administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, it is the lending officer’s responsibility to recommend a change the borrower’s risk grade accordingly.
Currently, the grading process utilized by the Bank is segmented by product type (see discussion below). This methodology does not provide a direct correlation with groupings utilized in the other tables presenting loan information.
The Bank’s loan portfolio consists of loans made for a variety of commercial and consumer purposes. Because commercial loans are made based to a great extent on the Bank’s assessment of a borrower’s income, cash flow, character and ability to repay, such loans are viewed as involving a higher degree of credit risk than is the case with residential mortgage loans or consumer loans. To manage this risk, the Bank’s commercial loan portfolio is managed under a defined process which includes underwriting standards and risk assessment, procedures for loan approvals, loan grading, ongoing identification and management of credit deterioration and portfolio reviews to assess loss exposure and to ascertain compliance with the Bank’s credit policies and procedures.
Allocation of Allowance for Credit Losses

	2007		2006		2005		2004		2003
		% Of		% Of		% Of		% Of		% Of
		Total		Total		Total		Total		Total
(in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$9,904	38.4%	$2,724	36.8%	$2,404	38.1%	$2,268	39.6%	$2,235	41.5%
Real estate — construction	6,627	16.6	1,032	7.9	911	5.0	859	7.0	847	6.7
Real estate — mortgage	6,827	38.6	3,827	47.1	3,377	46.9	3,186	44.2	3,140	42.7
Consumer	5,802	6.2	1,606	8.0	1,417	9.6	1,337	8.8	1,318	8.6
Other	1,210	0.2	375	0.2	331	0.4	312	0.4	306	0.5

Total	$30,370	100.0%	$9,564	100.0%	$8,440	100.0%	$7,962	100.0%	$7,846	100.0%
The allowance for credit losses has been allocated on an approximate basis. The entire amount of the allowance is available to absorb losses occurring in any category. The allocation is not necessarily indicative of future losses.
In general, consumer loans (including mortgage and home equity) have a lower risk profile than commercial loans. Commercial loans (including commercial real estate, commercial non real estate and construction loans) are generally larger in size and more complex than consumer loans. Commercial real estate loans are deemed less risky than commercial non real estate and construction loans, because the collateral value of real estate generally maintains its value better than non real estate or construction collateral. The Bank has little or no exposure to subprime lending. Consumer loans, which are smaller in size and more geographically diverse across the Bank’s entire primary market area, provide risk diversity across the portfolio. Because mortgage loans are secured by first liens on the consumer’s residential real estate, they are the Bank’s lowest risk profile loan type. Home equity loans are deemed less risky than unsecured consumer loans as home equity loans and lines are secured by first or second deeds of trust on the borrower’s residential real estate. A centralized decision-making process is in place to control the risk of the consumer, home equity and mortgage loan portfolio. The consumer real estate appraisal process is also centralized relative to appraisal engagement, appraisal review, and appraiser quality assessment. These processes are detailed in the underwriting guidelines, which cover each retail loan product type from underwriting, servicing, compliance issues and closing procedures.
Management follows a loan review program designed to evaluate the credit risk in its loan portfolio. Through this loan review process, the Bank maintains an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. As a result of this process, certain loans are categorized as special mention, substandard, doubtful or loss and reserves are allocated based on management’s judgment and historical experience.
The function of determining the allowance for credit losses is fundamentally driven by the risk grade system. The allowance for credit losses represents management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio. In determining the allowance for credit losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral, and economic conditions in the Bank’s market areas. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments about information available to them at the time of their examinations. Loans are charged off when in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.
Management believes the allowance for credit losses of $30.4 million at December 31, 2007 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that credit losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting future operating results of the Bank.
The following table presents an analysis of the changes in the allowance for loan losses.

Analysis of Allowance for Credit Losses

	As of or for the Years Ended
			December 31
(in thousands, except ratios)	2007	2006	2005	2004	2003
Average amount of loans outstanding	$1,060,522	$756,088	$752,420	$689,034	$664,155
Amount of loans outstanding	1,490,084	759,978	755,398	712,185	663,446
Allowance for credit losses:
Balance on January 1	$9,564	$8,440	$7,962	$7,846	$7,284
Loans charged off:
Secured by real estate	3,793	144	267	45	189
Commercial	3,384	1,864	1,324	2,436	3,925
Installment	2,014	3,153	1,414	799	522
Credit Card	221	286	234	366	375

Total charge-offs	9,412	5,447	3,239	3,646	5,011

Recoveries of loans previously charged off:
Secured by real estate	152	11	66	49	10
Commercial	100	406	256	250	153
Installment	603	580	134	366	146
Credit Card	101	64	42	80	49

Total recoveries	956	1,061	498	745	358

Net loans charged off	8,456	4,386	2,741	2,901	4,653

Provision for loan losses	18,952	5,510	3,219	3,017	5,215

Allowance acquired via merger	10,310	—	—	—	—

Balance on December 31	$30,370	$9,564	$8,440	$7,962	$7,846

Ratio of net charge-offs of loans to average loans outstanding during the year	0.79%	0.58%	0.36%	0.42%	0.70%

Ratio of allowance to loans outstanding	2.04%	1.26%	1.12%	1.12%	1.18%

Ratio of non-performing assets to loans outstanding	1.16%	1.30%	0.54%	0.82%	1.05%

Commercial loans. All commercial loans within the portfolio are risk graded among nine risk grades based on management’s evaluation of the overall credit quality of the loan, including the payment history, the financial position of the borrower, the underlying collateral value, an internal credit risk assessment and examination results. There is an increased reserve percentage for each successively higher risk grade. As a result, the allowance is adjusted upon any migration of a loan to a higher risk grade within the commercial loan portfolio.
The reserve percentages utilized have been determined by management to be appropriate based on historical loan loss levels and the risk for each corresponding risk grade. Following the Merger, the Bank elected to adjust the reserve percentage for certain risk grades, based on its analysis of the history of the combined loan portfolio and the associated chargeoffs, as well as current economic conditions. Based on these revisions, approximately $1.4 million was added to the allowance for credit losses. The Bank had 88.61% of its total commercial loans in risk grades that are deemed acceptable or better at year end 2007, compared to 92.43% at year end 2006.
Mortgage, home equity, and credit lines. Reserves are calculated on mortgage, home equity, and credit lines based on historical loss experience and current economic conditions. The average rolling eight quarter net loss percentage is calculated for each of these loan categories. The reserve requirement also includes a reserve percentage for current economic conditions. The sum of these two components is applied to the dollar balance of loans in each of these categories to determine the required reserve.
Retail loans. The retail loans are pooled together to determine the reserve requirement. The average rolling eight quarter net loss percentage is calculated for this loan category. The reserve requirement also includes a reserve percentage for current economic conditions. The sum of these two components is applied to the dollar balance of retail loans to determine the required reserve for current loans and loans past due less than 90 days. A separate reserve is calculated for loans past due 90 days or more. A reserve amount equal to 25.0% of all retail loans past due 90 days or more is added to the above mentioned requirement to determine the total reserve requirement for retail loans.

Specific impairment under SFAS No. 114. Management evaluates significant loans graded substandard, doubtful and loss on an individual basis for impairment. The specific allowance is calculated based upon a review of these loans and the estimated losses at the balance sheet date. At December 31, 2007 and 2006, the recorded investment in loans considered impaired was approximately $49.0 million and $10.7 million, respectively. Impaired loans at December 31, 2007 consisted of $1.8 million of retail loans past due 90 days or more, or classified as non-accrual, $40.5 million of commercial and real estate loans graded substandard, and $6.7 million graded doubtful. Impaired loans at December 31, 2006 consisted of $0.3 million of retail loans past due 90 days or more, or classified as non-accrual, $9.5 million of commercial and real estate loans graded substandard, and $0.9 million graded doubtful. The increase in the amount of impaired loans held by the Bank resulted primarily from a reevaluation of the credit quality of the portfolio, considering current economic conditions and continuing efforts to resolve the quality issues identified through the combined efforts of internal and external loan reviews.
Watch list review. Specific allowances may be determined based on a review of specific watch list loans. Specific losses are estimated at each measurement date. The Bank has established a Watch List Committee to review all loans placed on the watch list. The watch list primarily consists of loans classified as special mention, substandard and doubtful. An action plan is established for each watch list loan. By reviewing these watch list loans, the Bank is able to update original probable loss amounts in light of developing conditions. This serves to reduce the differences between estimated and actual observed losses. During 2007, the Bank continued to focus on reviewing its loan portfolio and reclassifying its loans, as required. Watch list loans increased to $104.0 million at year end 2007, from $31.6 million at year end 2006. The reserve requirement for watch list loans totaled $13.4 million and $3.0 million for 2007 and 2006, respectively.
Provision for Credit Losses. The 2007 provision for credit losses totaled $19.0 million, compared to $5.5 million in 2006. As of December 31, 2007, nonperforming assets totaled $17.2 million, primarily comprised of $12.9 million in nonperforming loans and $4.3 million in other real estate owned. Those figures compare to $5.9 million in nonperforming loans and $4.0 million in other real estate owned at the end of 2006, totaling $9.9 million in nonperforming assets. Net charge-offs increased in 2007 to $8.5 million, or 0.79% of average loans outstanding, compared with $4.4 million, or 0.58% of average loans outstanding in the prior year. At December 31, 2007 and 2006 the allowance for credit losses as a percentage of year end loans was 2.04% and 1.26%, respectively. The 2007 results have been impacted by ongoing evaluations of our credit portfolio, prompted by the current volatile economic situation.
Nonperforming Assets

			December 31
(in thousands)	2007	2006	2005	2004	2003
Nonaccrual loans	$12,236	$3,686	$929	$685	$1,754
Restructured loans	651	133	856	582	1,135
Accruing loans which are contractually past due 90 days or more	72	2,103	1,911	1,313	1,184

Total nonperforming loans	12,959	5,922	3,696	2,580	4,073
Other real estate acquired through foreclosed properties	4,280	3,969	4,391	1,531	1,742

Total nonperforming assets	$17,239	$9,891	$8,087	$4,111	$5,815

Nonperforming loans to loans outstanding at end of year	0.87%	0.78%	0.49%	0.36%	0.61%
Nonperforming assets to total assets at end of year	0.84	1.00	0.83	0.64	0.81
Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, restructured loans, and other real estate. Loans are placed on nonaccrual status when: (i) management has concerns relating to the ability to collect the loan principal and interest and (ii) generally when such loans are 90 days or more past due. No assurance can be given, however, that economic conditions will not adversely affect borrowers and result in increased credit losses.

Investment Activities
Our investment portfolio plays a primary role in the management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. The securities portfolio generates a substantial percentage of our interest income and serves as a necessary source of liquidity.
Management attempts to deploy investable funds into instruments that are expected to increase the overall return of the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, and interest rate and liquidity risk.
The accompanying tables present the carrying values, fair values, and weighted average yields of our investment portfolio at December 31, 2007, 2006 and 2005; and the intervals of maturities or repricings at December 31, 2007:
Investment Securities

	December 31, 2007		December 31, 2006		December 31, 2005
	Amortized	Market	Amortized	Market	Amortized	Market
(in thousands)	Cost	Value	Cost	Value	Cost	Value
U.S. government agencies obligations	$140,759	$142,483	$110,920	$109,577	$96,040	$94,034
Mortgage backed securities	106,757	109,170	—	—	—	—
State and municipal obligations	105,689	105,993	32,418	32,450	30,039	30,087

Total debt securities	353,205	357,646	143,338	142.027	126,079	124,121
Other equity	11,850	11,909	5,235	5,235	4,214	4,214

Total securities	$365,055	$369,555	$148,573	$147,262	$130,293	$128,335

Investment Securities Portfolio Maturity Schedule

	December 31, 2007
		Weighted
	Market	Average
(in thousands)	Value	Yield(1)
U. S. government agencies and mortgage backed obligations:
Within one year	$16,031	4.86%
One to five years	125,355	5.05
Five to ten years	14,767	5.43
After ten years	95,500	5.77

Total	251,653	5.33

Obligations of states and political subdivisions:
Within one year	332	3.90
One to five years	8,814	4.06
Five to ten years	34,776	4.05
After ten years	62,071	4.22

Total	105,993	4.15

Total debt securities	$357,646	4.73

(1)	The yield related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%.
See also Note 4 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
Information about the Company’s off-balance sheet risk exposure is presented in Note 17 in the Notes to the Consolidated Financial Statements.

Market Risk
Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of current and future period net interest income, which is the favorable spread earned from the excess of interest income on interest-earning assets, over interest expense on interest-bearing liabilities.
For a complete discussion on market risk and how Bancorp addresses this risk, see Item 7A of this Annual Report on Form 10-K.
Effects of Inflation
Inflation affects financial institutions in ways that are different from most commercial and industrial companies, which have significant investments in fixed assets and inventories. The effect of inflation on interest rates can materially impact bank operations, which rely on net interest margins as a major source of earnings. Noninterest expense, such as salaries and wages, occupancy and equipment cost, are also negatively affected by inflation.
Application of Critical Accounting Policies
The Company’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry, and are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Company’s significant accounting policies are discussed in detail in Note 1 in the Notes to the Consolidated Financial Statements. The following is a summary of the Bank’s allowance for credit losses, one of the most complex and judgmental accounting policies of the Company.
The allowance for credit losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management’s best estimate of probable credit losses incurred as of the balance sheet date. The Bank’s allowance for credit losses is also analyzed quarterly by management. This analysis includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used. See additional discussion under “Asset Quality” above.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s primary market risk is considered to be the Bank’s interest rate risk. Interest rate risk on our balance sheet arises from the maturity mismatch of interest-earning assets versus interest-bearing liabilities, as well as the potential for maturities to shorten or lengthen our interest-earning assets and interest-bearing liabilities. Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of current and future period net interest income, which is the favorable spread earned from the excess of interest income on interest-earning assets, over interest expense on interest-bearing liabilities.
Interest rate risk management is a part of the Bank’s overall asset/liability management process. The primary oversight of asset/liability management rests with the Bank’s Asset and Liability Committee, which is comprised of the Bank’s President, Chief Financial Officer (“CFO”), CCO, Investment Officer, Chief Risk Officer and other senior executives. The Committee meets on a regular basis to review the asset/liability management activities of the Bank and monitor compliance with established policies. Activities of the Asset and Liability Committee are reported to the Risk Committee of the Bank’s Board of Directors.

A primary objective of interest rate sensitivity management is to ensure the stability and quality of the Bank’s primary earnings component, net interest income. This process involves monitoring the Bank’s balance sheet in order to determine the potential impact that changes in the interest rate environment may have on net interest income. Rate sensitive assets and liabilities have interest rates that are subject to change within a specific time period, due to either maturity or to contractual agreements which allow the instruments to reprice prior to maturity. Interest rate sensitivity management seeks to ensure that both assets and liabilities react to changes in interest rates within a similar time period, thereby minimizing the risk to net interest income.
Interest Sensitivity Analysis

At December 31, 2007
(in thousands)

				Total
	1 – 90	91 – 365	Total	Sensitive
	Day	Day	Sensitive Within	Over
	Sensitive	Sensitive	One Year	One Year	Total
Interest earning assets:
Loans, net of unearned income	$689,798	$160,886	$850,684	$639,400	$1,490,084
U. S. government agency	5,009	17,159	22,168	229,492	251,660
State and municipal obligations	—	—	—	105,861	105,861
Other investment securities	8,906	—	8,906	2,997	11,903
Overnight funds	6,850	—	6,850	—	6,850

Total interest earning assets	710,563	178,045	888,608	977,750	1,866,358

Interest bearing liabilities:
NOW	113,739	—	113,739	59,471	173,210
MMI	336,689	—	336,689	51,002	387,691
Savings	25,098	—	25,098	16,020	41,118
Time deposits	227,650	558,504	786,154	64,111	850,265
Fed funds purchased and retail repurchase agreements	27,670	—	27,670	—	27,670
Junior subordinated notes	25,774	—	25,774	—	25,774
FHLB borrowings	15,000	35,000	50,000	68,000	118,000
Wholesale repurchase agreements	46,023	—	46,023	—	46,023

Total interest bearing liabilities	817,643	593,504	1,411,147	258,604	1,669,751

Interest sensitivity gap	$(107,080)	$(415,459)	$(522,539)	$719,146	$196,607

Ratio of interest sensitive assets to liabilities	0.87	0.30	0.63	3.78	1.12
The measurement of the Bank’s interest rate sensitivity, or “gap”, is a technique traditionally used in asset/liability management. The interest sensitivity gap is the difference between repricing assets and repricing liabilities for a particular time period. The table, “Interest Sensitivity Analysis,” indicates a ratio of rate sensitive assets to rate sensitive liabilities within one year at December 31, 2007, to be 0.63X. This ratio indicates that a larger balance of liabilities, compared to assets, could potentially reprice during the upcoming twelve-month period. Included in rate sensitive liabilities are certain deposit accounts (NOW, MMI, and savings) that are subject to immediate withdrawal and repricing, yet have no stated maturity. These balances are presented in the category that management believes best identifies their actual repricing patterns. Based upon the Bank’s historical experience, this analysis assumes 65.7% of NOW accounts, 61.0% of savings accounts, and 86.8% of MMI accounts will reprice within one year, and the remaining balances will reprice after one year. The overall risk to net interest income is also influenced by the Bank’s level of variable rate loans. These are loans with a contractual interest rate tied to an index, such as the prime rate. A portion of these loans may reprice on multiple occasions during a one-year period due to changes in the underlying rate index. Approximately 55.0% of the total loan portfolio has a variable rate and reprices in accordance with the underlying rate index subject to terms of individual note agreements.

In addition to the traditional gap analysis, the Bank also utilizes a computer based interest rate risk simulation model. This comprehensive model includes rate sensitivity gap analysis, net interest income analysis, and present value of equity analysis, under various rate shock scenarios. The Bank uses this model to monitor interest rate risk on a quarterly basis and to detect trends that may affect the overall net interest income of the Bank. This simulation incorporates the dynamics of balance sheet and interest rate changes and calculates the related effect on net interest income. As a result, management believes that this analysis more accurately projects the risk to net interest income over the upcoming 12-month period. The Bank’s asset/liability policy provides guidance for levels of interest rate risk and potential remediations, if necessary, to mitigate excessive levels of risk. The modeling results indicate the Bank is subject to an acceptable level of interest rate risk.
The Company considers the Bank’s interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The Bank is asset sensitive based on the results of its simulation model, as well as actual experience, which means that falling interest rates could result in a reduced amount of net interest income. The Bank is not subject to other types of market risk, such as foreign currency exchange rate risk, commodity or equity price risk.
The table, “Market Sensitive Financial Instruments Maturities,” presents the Company’s financial instruments that are considered to be sensitive to changes in interest rates, categorized by contractual maturities, average interest rates and estimated fair values as of December 31, 2007.
Market Sensitive Financial Instruments Maturities
(Dollars in thousands)

	Contractual Maturities as of December 31, 2007
						After
						Five
	2008	2009	2010	2011	2012	Years	Total
Financial assets:
Debt securities	$22,168	$26,779	$23,488	$20,045	$55,480	$208,187	$356,147
Loans:
Fixed rate	164,971	89,788	110,073	101,152	126,365	78,702	671,051
Variable rate	317,253	109,671	66,340	33,258	23,220	269,291	819,033

Total	$504,392	$226,238	$199,901	$154,455	$205,065	$556,180	$1,846,231

Financial liabilities:
NOW	$113,739	$—	$—	$—	$—	$59,471	$173,210
MMI	367,957	—	—	—	—	55,738	423,695
Savings	25,098	—	—	—	—	16,020	41,118
Time deposits	743,739	54,050	8,912	3,041	4,369	93	814,204
Wholesale repurchase agreements	—	15,023	10,000	—	—	21,000	46,023
FHLB borrowing	50,000	—	63,000	5,000	—	—	118,000
Junior subordinated notes	—	—	—	—	—	25,774	25,774
Fed funds purchased and retail repurchase agreements	27,727	—	—	—	—	—	27,727

Total	$1,328,260	$69,073	$81,912	$8,041	$4,369	$178,096	$1,669,751

	Average	Estimated
	Interest	Fair
	Rate	Value
Financial assets:
Debt securities	4.73%	$357,646
Loans:
Fixed rate	7.27	663,622
Variable rate	7.28	819,033

Total		$1,840,301

Financial liabilities:
NOW	0.77	$173,210
MMI	4.27	423,695
Savings	0.23	41,118
Time deposits	4.90	823,527
Wholesale repurchase agreements	4.34	46,305
FHLB borrowing	4.86	120,541
Junior subordinated notes	6.45	25,774
Federal funds purchased and retail repurchase agreements	4.03	27,727

Total		$1,681,897

Item 8. Financial Statements and Supplementary Data
QUARTERLY FINANCIAL INFORMATION
The following table sets forth, for the periods indicated, certain of Bancorp’s consolidated quarterly financial information. This information is derived from Bancorp’s unaudited financial statements, which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. This information should be read in conjunction with Bancorp’s consolidated financial statements included elsewhere in this report. The results for any quarter are not necessarily indicative of results for any future period.
Quarterly Financial Data
(Dollars in thousands, except per share data)

2007	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$34,147	$28,963	$17,417	$17,094
Interest expense	15,678	12,676	7,169	6,845

Net interest income	18,469	16,287	10,248	10,249
Provision for credit losses	14,411	2,393	1,191	957

Net interest income after provision for credit losses	4,058	13,894	9,057	9,292

Noninterest income	3,984	4,206	3,425	3,383
Noninterest expense	25,918	16,407	9,966	10,065

Income (loss) before income taxes	(17,876)	1,693	2,516	2,610
Provision for income taxes	(7,309)	268	807	840

Net income (loss)	$(10,567)	$1,425	$1,709	$1,770

Earnings per share:
Basic	$(0.67)	$0.11	$0.20	$0.21
Diluted	$(0.67)	$0.11	$0.20	$0.21

2006	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$17,153	$17,287	$16,766	$16,177
Interest expense	6,723	6,495	5,815	5,162

Net interest income	10,430	10,792	10,951	10,955
Provision for credit losses	2,927	565	611	1,407

Net interest income after provision for credit losses	7,503	10,227	10,340	9,548

Noninterest income	3,938	3,567	3,586	3,199
Noninterest expense	11,154	10,200	11,688	10,282

Income before income taxes	287	3,594	2,238	2,465
Provision for income taxes	(51)	1,219	692	724

Net income	$338	$2,375	$1,546	$1,741

Earnings per share:
Basic	$0.04	$0.28	$0.18	$0.20
Diluted	$0.04	$0.28	$0.18	$0.20
See page 32 for a discussion of significant charges incurred during the fourth quarter of 2007. Also, annual earnings per share amounts do not equal the total of the quarterly amounts, due to the weighted average shares for each calculation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
NewBridge Bancorp
We have audited the accompanying consolidated balance sheet of NewBridge Bancorp and Subsidiary as of December 31, 2007, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewBridge Bancorp and Subsidiary as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NewBridge Bancorp’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2008, expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Raleigh, North Carolina
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
NewBridge Bancorp
We have audited NewBridge Bancorp’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NewBridge Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on NewBridge Bancorp’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, NewBridge Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of NewBridge Bancorp and Subsidiary as of December 31, 2007, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2007, and our report dated March 17, 2008, expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Raleigh, North Carolina
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
NewBridge Bancorp
Greensboro, North Carolina
We have audited the accompanying consolidated balance sheets of NewBridge Bancorp and subsidiary (the “Corporation”) as of December 31, 2006, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income , and cash flows for each of the years in the two-year period ended December 31, 2006. We have audited management’s assessment entitled “Controls and Procedures”, that the Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audits were conducted to also meet the requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of NewBridge Bancorp’s internal control over financial reporting included controls over NewBridge Bank’s (a NewBridge Bancorp subsidiary) preparation of financial statements in accordance with the Federal Financial Institution’s Examination Council Instructions for Consolidated Reports of Condition and Income (“call report instructions”). A corporation’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (2) provide reasonable assurance that transactions are recorded as necessary to

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (CONTINUED)
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewBridge Bancorp and subsidiary as of December 31, 2006, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that NewBridge Bancorp and subsidiary maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, NewBridge Bancorp and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Turlington and Company, L.L.P.
Lexington, North Carolina
March 14, 2007

NewBridge Bancorp and Subsidiary
Consolidated Balance Sheets
December 31, 2007 and 2006
(Dollars in thousands, except per share data)

	2007	2006
ASSETS
Cash and due from banks	$54,011	$45,486
Interest-bearing bank balances	4,678	1,008
Federal funds sold	2,173	6,845
Investment securities:
Held to maturity, market value $28,033 in 2007 and $30,026 in 2006	27,901	29,893
Available for sale	341,522	117,236
Loans	1,490,084	759,978
Less allowance for credit losses	(30,370)	(9,564)

Net Loans	1,459,714	750,414
Premises and equipment, net	43,886	19,848
Goodwill	50,312	490
Accrued income and other assets	73,161	16,526

Total assets	$2,057,358	$987,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$175,493	$106,329
Savings, NOW and money market accounts	638,023	428,072
Certificates of deposit	814,204	283,282

Total deposits	1,627,720	817,683
Borrowings from the Federal Home Loan Bank	118,000	73,000
Other borrowing	99,524	948
Accrued expenses and other liabilities	18,961	6,806

Total liabilities	1,864,205	898,437

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, par value $.01 per share; Authorized – 10,000,000 shares; none issued	—	—
Common stock, par value $5.00 per share; Authorized – 50,000,000 shares; issued - 15,694,068 in 2007 and 8,422,610 in 2006	78,470	42,113
Paid-in capital	85,412	8,177
Directors’ deferred compensation plan	(1,301)	(1,390)
Retained earnings	28,751	42,669
Accumulated other comprehensive income (loss)	1,821	(2,260)

Total shareholders’ equity	193,153	89,309

Total liabilities and shareholders’ equity	$2,057,358	$987,746

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Income
Years ended December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share data)

	2007	2006	2005
Interest Income
Interest and fees on loans	$85,022	$60,396	$54,568
Interest on investment securities:
Taxable	8,505	4,528	3,610
Tax exempt	2,501	1,237	1,386
Interest-bearing bank balances	1,070	350	340
Federal funds sold	523	812	521

Total interest income	97,621	67,323	60,425

Interest Expense
Deposits	36,686	21,057	13,120
Borrowings from the Federal Home Loan Bank	4,634	3,126	3,594
Other borrowings	1,048	12	12

Total Interest Expense	42,368	24,195	16,726

Net Interest Income	55,253	43,128	43,699
Provision for credit losses	18,952	5,510	3,219

Net interest income after provision for
credit losses	36,301	37,618	40,480

Noninterest Income
Service charges on deposit accounts	7,791	6,884	6,816
Gains on sales of mortgage loans	366	390	554
Other operating income	6,841	7,016	6,422

Total Noninterest Income	14,998	14,290	13,792

Noninterest Expense
Personnel expense	30,744	22,497	21,426
Occupancy expense	2,919	1,922	1,867
Furniture and equipment expense	3,554	2,206	2,263
Other operating expense	25,139	16,699	14,214

Total Noninterest Expense	62,356	43,324	39,770

Income (Loss) Before Income Taxes	(11,057)	8,584	14,502
Income Taxes	(5,394)	2,584	4,865

Net Income (Loss)	$(5,663)	$6,000	$9,637

Earnings (Loss) Per Share
Basic	$(0.49)	$0.71	$1.13
Diluted	$(0.49)	$0.71	$1.12

Weighted Average Shares Outstanding
Basic	11,485,353	8,480,621	8,547,282
Diluted	11,485,353	8,509,679	8,587,537
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Years ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

						Accumulated
				Directors’		Other	Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Shareholders’
(in thousands, except for shares)	Shares	Amount	Capital	Comp Plan	Earnings	Income (Loss)	Equity
Balances at December 31, 2004	8,590,184	$42,951	$10,482	$(1,197)	$38,592	$(86)	$90,742

Net Income					9,637		9,637
Change in unrealized gain on securities available for sale, net of deferred tax effect						(1,225)	(1,225)

Comprehensive income							8,412
Cash dividends declared on common stock					(5,805)		(5,805)
Common stock issued for stock options exercised	40,257	201	283				484
Common stock acquired and cancelled	(106,408)	(532)	(1,335)	(137)			(2,004)

Balances at December 31, 2005	8,524,033	$42,620	$9,430	$(1,334)	$42,424	$(1,311)	$91,829

Net Income					6,000		6,000
Change in unrealized gain on securities available for sale, net of deferred tax effect						423	423

Comprehensive income							6,423
Adjustment to initially apply SFAS 158						(1,372)	(1,372)
Cash dividends declared on common stock					(5,755)		(5,755)
Stock-based compensation expense			172				172
Common stock issued for stock options exercised	28,511	143	181				324
Common stock acquired and cancelled	(129,934)	(650)	(1,606)	(56)			(2,312)

Balances at December 31, 2006	8,422,610	$42,113	$8,177	$(1,390)	$42,669	$(2,260)	$89,309

Net Loss					(5,663)		(5,663)
Change in unrealized gain on securities available for sale						3,641	3,641
Change in funded status of pension plans						440	440

Comprehensive loss							(1,582)
Cash dividends declared on common stock					(8,255)		(8,255)
Stock-based compensation expense			149				149
Common stock issued in Merger	7,554,362	37,771	79,094				116,865
Common stock acquired and cancelled	(282,904)	(1,414)	(2,008)	89			(3,333)

Balances at December 31, 2007	15,694,068	$78,470	$85,412	$(1,301)	$28,751	$1,821	$193,153

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	Years Ended December 31
	2007	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$(5,663)	$6,000	$9,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,193	2,008	2,011
Securities premium amortization and discount accretion, net	(374)	126	116
(Increase) decrease in loans held for sale	—	6,839	(382)
Deferred income taxes	(9,759)	(1,201)	75
Increase (decrease) in income taxes payable	738	(699)	27
Increase in income earned but not received	(6,199)	(757)	(1,121)
Increase in interest accrued but not paid	1,414	397	659

Net (increase) decrease in other assets	7,453	1,406	(3,754)
Net increase (decrease) in other liabilities	8,609	(149)	1,015
Provision for credit losses	18,952	5,510	3,219
Stock-based compensation	149	172	0
(Gain) loss on sale of premises and equipment	584	(545)	14

Net cash provided by operating activities	19,097	19,107	11,516

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of securities held to maturity	—	(4,747)	(4,052)
Proceeds from maturities of securities held to maturity	1,964	2,258	5,154
Purchases of securities available for sale	(105,954)	(39,783)	(22,411)
Proceeds from maturities of securities available for sale	140,110	23,865	20,235
Net increase in loans made to customers	(95,676)	(15,805)	(45,571)
Purchases of premises and equipment	(5,098)	(2,677)	(4,029)
Proceeds from sale of premises and equipment	80	723	36
Cash acquired in merger	14,803	—	—
Net (increase) decrease in federal funds sold	4,672	9,510	(2,109)

Net cash used for investing activities	(45,099)	(26,656)	(52,747)

CASH FLOW FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	(7,857)	(7,042)	35,054
Net increase in time deposits	77,033	2,552	64,844
Net increase (decrease) in securities sold under agreements to repurchase	9,347	(709)	121
Proceeds from borrowings from FHLB	264,135	227,000	98,000
Payments on borrowings from FHLB	(294,135)	(207,000)	(140,000)
Dividends paid	(6,983)	(5,755)	(5,805)
Stock issuance costs	(10)	—	—
Proceeds from issuance of common stock	—	324	484
Common stock acquired	(3,333)	(2,312)	(2,004)

Net cash provided by financing activities	38,197	7,058	50,694

Increase (decrease) in cash and cash equivalents	12,195	(491)	9,463
Cash and cash equivalents at the beginning of the years	46,494	46,985	37,522

Cash and cash equivalents at the end of the years	$58,689	$46,494	$46,985

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest	$40,954	$23,179	$16,068
Income taxes	3,885	4,270	5,000
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$9,009	$1,952	$4,435
Unrealized gain on securities available for sale:
Change in securities available for sale	(5,813)	689	(1,993)
Change in deferred income taxes	873	(266)	768
Change in shareholders’ equity	3,641	423	(1,225)
Common stock issued in Merger	116,865	—	—
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
Note 1 – Summary of significant accounting policies
Principles of consolidation
The accompanying consolidated financial statements include the accounts of NewBridge Bancorp (“Bancorp” or the “Company”) and its wholly owned subsidiary NewBridge Bank (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.
Nature of operations
The Bank provides a variety of financial services to individual and corporate customers in North Carolina and Virginia through its thirty eight full-service branches in the Piedmont Triad Region and Coastal Region of North Carolina (“NC”), and two branches in its Shenandoah Valley Region in Virginia (“VA”). A majority of the Bank’s NC customers are located in Davidson, Rockingham, Guilford, Forsyth and New Hanover Counties. A majority of the Bank’s VA customers are located in Rockingham and Augusta Counties. The Bank’s primary deposit products are noninterest-bearing checking accounts, interest-bearing checking accounts, money market accounts, certificates of deposit and individual retirement accounts. Its primary lending products are commercial, real estate and consumer loans.
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and their reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on loans. A majority of the Bank’s loan portfolio consists of loans in the geographic areas cited above. The local economies of these areas depend heavily on the industrial, agricultural and service sectors. Accordingly, the ultimate collectibility of a large portion of the Bank’s loan portfolio would be affected by changes in local economic conditions.
Cash and cash equivalents
Cash and cash equivalents include cash and due from banks and interest-bearing bank deposits. Cash and cash equivalents are defined as cash and short-term investments with maturities of three months or less at time of acquisition.
Investment securities
The Bank classifies its investment securities at the time of purchase into three categories as follows:
-	Held to Maturity – reported at amortized cost,

-	Trading – reported at fair value with unrealized gains and losses included in earnings, or

-	Available for Sale – reported at fair value with unrealized gains and losses reported in other comprehensive income.
The Bank is required to maintain certain levels of Federal Home Loan Bank (“FHLB”) of Atlanta stock based on various criteria established by the individual issuer. Gains and losses on sales of securities are recognized when realized on a specific identification basis. Premiums and discounts are amortized into interest income using methods that approximate the level yield method.

Other Than Temporary Impairment of Investment Securities
Bancorp’s policy regarding other than temporary impairment of investment securities requires continuous monitoring. Individual investment securities with a fair market that is less than 80% of original cost over a continuous period of two quarters are evaluated for impairment during the subsequent quarter. The evaluation includes an assessment of both qualitative and quantitative measures to determine whether, in management’s judgment, the investment is likely to recover its original value. If the evaluation concludes that the investment is not likely to recover its original value, the unrealized loss is reported as an other than temporary impairment, and the loss is recorded as a securities transaction on the Consolidated Statement of Income.
Loans
Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are placed on nonaccrual status when: (i) management has concerns relating to the ability to collect the loan principal and interest and (ii) generally when such loans are ninety days or more past due. Interest income is subsequently recognized only to the extent cash payments are received. Mortgage loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis.
Loan origination fees and costs
Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.
Impaired loans
A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Generally, a loan will be considered impaired if it exhibits the same level of underlying weakness and probability of loss as loans classified doubtful or loss.
The impairment evaluation compares the recorded book value of the loan, or loan relationship, to the present value of the expected future principal, interest and collateral value (if applicable) cash flows. The expected cash flows are discounted at the contractual interest rate for the individual note. A specific reserve is established if the present value of expected future cash flows is less than the recorded book value of the loan.
Allowance for credit losses
The Bank’s allowance for credit losses is based on management’s best estimate of probable loan losses incurred as of the balance sheet date. Factors impacting estimated probable loan losses include credit quality trends, past loan loss experience, current economic conditions, and loan volume among loan categories.
While management uses the best available information to establish the allowance for credit losses, future additions to the allowance may be necessary based on the factors cited above. In addition, the allowance is reviewed by regulatory agencies as an integral part of their examination processes. Such agencies may require the Company to recognize changes to the allowance based on their judgments about information available to them at the time of their examination.
Other real estate
Other real estate, acquired through partial or total satisfaction of loans, is initially recorded at fair market value, less estimated costs to sell, which becomes the property’s new basis. At the date of acquisition, losses are charged to the allowance for credit losses. Subsequent write-downs are charged to expense in the period they are incurred.
Premises and equipment
Premises and equipment are stated at cost (or at fair value for premises and equipment acquired in business combinations) less accumulated depreciation and amortization. The provision for depreciation and amortization is computed principally by the straight-line method over the estimated useful lives of the assets. Useful lives are estimated at 20 to 40 years for buildings and three to ten years for equipment. Leasehold improvements are amortized over the expected terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Expenditures for maintenance and repairs are charged to operations, and the expenditures for major replacements and betterments are added to the premises and equipment accounts. The cost and accumulated depreciation of premises and equipment retired or sold are eliminated from the appropriate asset accounts at the time of retirement or sale and the resulting gain or loss is reflected in current operations.
Income taxes
Provisions for income taxes are based on taxes payable or refundable, for the current year (after exclusion of non-taxable income such as interest on state and municipal securities and bank owned life insurance and non-deductible expenses) and deferred taxes on temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
Per share data
The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. SFAS No. 128 requires disclosure of two earnings per share amounts: basic net income per share of common stock and diluted net income per share of common stock. Basic net income per share of common stock is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each year. Diluted net income per share of common stock is computed by dividing net income plus any adjustments to net income related to the issuance of dilutive potential common shares, comprised solely of outstanding options to purchase shares of common stock, by the weighted average number of shares of common stock outstanding during each year plus the number of potential dilutive common shares.
Sales of loans
Gains and losses on the sale of loans are accounted for by imputing gain or loss on those sales where a yield rate guaranteed to the buyer is more or less than the contract interest rate being collected. Such gains or losses are recognized in the financial statements at the time of the sale.
Off balance sheet arrangements
In the ordinary course of business, the Bank enters into off balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.
Segment information
The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires that public business enterprises report certain information about operating segments in their annual financial statements and in condensed financial statements for interim periods issued to stockholders. It also requires that public business enterprises report related disclosures and descriptive information about products and services provided by significant segments, geographic areas, and major customers, differences between the measurements used in reporting segment information and those used in the enterprise’s general-purpose financial statements, and changes in the measurement of segment amounts from period to period.
Operating segments are components of an enterprise with separate financial information available for use by the chief operating decision maker to allocate resources and to assess performance. The Company has determined that it has one significant operating segment, the providing of financial services through the Bank, including banking, mortgage, and investment services, to customers located principally in Davidson, Rockingham, Guilford, Forsyth and New Hanover Counties in NC, and in Rockingham and Augusta Counties in VA, and in the surrounding communities. The various products are those generally offered by community banks, and the allocation of resources is based on the overall performance of the Bank, rather than the individual branches or products.
There are no differences between the measurements used in reporting segment information and those used in the Company’s general-purpose financial statements.
Accounting for Derivatives
The Bank accounts and reports for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS 133 requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to accumulated other comprehensive income and/or current earnings, as appropriate. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged liability are recorded in current period net income. If a derivative has ceased to be highly effective, hedge accounting is discontinued prospectively. The Company does not have any material amounts of derivative instruments for any period presented.
Recent accounting pronouncements
On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payments, which is a revision of SFAS No. 123 Accounting for Stock Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which will often be the shorter of the vesting period or the period the employee will be retirement eligible. SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Awards to most nonemployee directors will be accounted for as employee awards. See Note 14 – Stock based Compensation for financial disclosures related to SFAS No. 123(R).
The Company has adopted SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which is an amendment of SFAS Statement No. 140 (“SFAS 140”). SFAS 156 deals with the servicing of financial assets and liabilities. This applies to the Company’s sales and servicing of mortgage loans. SFAS 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. This was also required under SFAS 140 and therefore already implemented by the Company. SFAS 156 now permits an entity to choose either the amortization method or the fair value measurement method for subsequent measurement. Previously, the only subsequent method available was the amortization method which calls for amortizing servicing assets or liabilities in proportion to and over the period of estimated net servicing income or loss and assessing servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method measures servicing assets and liabilities at fair value at each reporting date and reports changes in fair value in earnings in the period in which the changes occur. Since the Company does not use derivative instruments to mitigate risk associated with their mortgage servicing rights, which is immaterial, the Company has elected to continue using the amortization method upon adoption of SFAS 156 on January 1, 2007. The Company believes that adopting SFAS 156 has not resulted in any material effect on its financial position or operating results.
The Company has also adopted SFAS No. 157 “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value of assets and liabilities for financial statement purposes and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy with the highest level priority given to quoted prices in active markets for identical assets or liabilities. The next level of priority is given to other than quoted prices that are observable for the asset or liability while the least priority is given to unobservable inputs. The fair value measurement requirements in SFAS 157 supersedes the requirements of various other statements of the Financial Accounting Standards Board (“FASB”) that required fair value valuation and establishes a more consistent basis for determining the fair value. SFAS 157 does not establish any new fair value measurements. The Company reports fair value on a limited basis, most notably for available for sale investment securities. However, impairment, which could result in reporting at fair value, is considered for other purposes including impaired loans, mortgage servicing rights and goodwill. The effective date for

SFAS 157 is for fiscal years beginning after November 15, 2007. The Company believes that adopting SFAS 157 will not result in any material effect on its financial position or operating results.
The FASB has issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R). SFAS No. 158 requires an employer to: (a) Recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements of SFAS No. 158 became effective for the Company as of the end of the fiscal year ending December 31, 2006. See Note 18 for further information. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2006.
In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF Issue 06-4”). EITF Issue 06-4 requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12 based on the substantive agreement of the employee. If the employee has effectively agreed to maintain a life insurance policy during postretirement periods, the costs of the life insurance policy during the postretirement periods should be accrued in accordance with either SFAS No. 106 or APB Opinion No. 12. EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. The Company will adopt EITF Issue 06-4 as January 1, 2008, and has determined that the adoption will not have a material impact on the Company’s financial results.
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 addresses the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits. The adoption of FIN 48 did not have a material impact on the Company’s financial results.
In February 2007, FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB 115”. SFAS 159 permits entities to elect to report eligible financial instruments at fair value subject to conditions stated in the pronouncement including adoption of SFAS 157 discussed above. The purpose of SFAS 159 is to improve financial reporting by mitigating volatility in earnings related to current reporting requirements. The Company is considering the applicability of SFAS 159 and will determine if adoption is appropriate. The effective date for SFAS 159 is for fiscal years beginning after November 15, 2007. The Company believes that adopting SFAS 159 will not result in any material effect on its financial position or operating results.
From time to time the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

Reclassification
Certain items for 2006 and 2005 have been reclassified to conform to the 2007 presentation. Such reclassifications had no effect on net income or shareholders’ equity as previously reported. As of December 31, 2006, $51,780,000 of previously reported non-interest bearing deposits was reclassified to money market accounts. As of December 31, 2005, $25,950,000 of previously reported non-interest bearing deposits was reclassified to money market accounts. See Note 7 for further explanation.
Note 2 – Merger of Equals
Bancorp is the successor entity to LSB Bancshares, Inc., which was incorporated on December 8, 1982 (“LSB”). On July 31, 2007, FNB Financial Services Corporation (“FNB”), a bank holding company, also incorporated in NC and registered under the BHCA, merged with and into LSB in a merger of equals (the “Merger”). LSB’s name was the changed to “NewBridge Bancorp”.
Pursuant to the terms of the Agreement and Plan of Merger, dated as of February 26, 2007 (the “Merger Agreement”), by and between LSB and FNB, each share of common stock of FNB outstanding at the effective time of the Merger was converted into the right to receive 1.07 shares of Bancorp’s common stock. The Company issued approximately $117 million of its common stock to FNB shareholders, based on 7,059,823 shares of FNB common stock outstanding as of July 31, 2007 and the closing price of the Company’s common stock on July 31, 2007.
The Merger transaction was accounted for under the purchase method of accounting and was structured to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The Merger resulted in $49.8 million of goodwill and $6.6 million of core deposit intangibles. The goodwill acquired is not tax deductible. The core deposit intangible was determined by an independent valuation and is being amortized over the estimated life of 10 years, based on undiscounted cash flows.
Note 3 – Restriction on cash and due from banks
The Bank maintains average required reserve balances with the Federal Reserve Bank of Richmond. The average amounts of these reserve balances for the years ended December 31, 2007 and 2006 were $10,903,000 and $7,258,000, respectively. In addition, at December 31, 2007, the Bank had an obligation to maintain a balance of $3,643,000 with its check clearing agent.
Note 4 – Investment securities
Investment securities at December 31 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
2007:
Available for sale:
U.S. government agency securities	$140,759	$1,747	$(23)	$142,483
Mortgage backed securities	106,757	2,413	—	109,170
State and municipal obligations	77,788	588	(416)	77,960
Other equity securities	2,944	59	—	3,003

Total available for sale	328,248	4,807	(439)	332,616
Municipal obligations held to maturity	27,901	430	(298)	28,033
Federal Home Loan Bank stock	8,906	—	—	8,906

Total investment securities	$365,055	$5,237	$(737)	$369,555

2006:
Available for sale:
U.S. government agency securities	$110,920	$75	$(1,418)	$109,577
State and municipal obligations	2,525	—	(101)	2,424
Other equity securities	—	—	—	—

Total available for sale	113,445	75	(1,519)	112,001
Municipal obligations held to maturity	29,893	517	(384)	30,026
Federal Home Loan Bank stock	5,235	—	—	5,235

Total investment securities	$148,573	$592	$(1,903)	$147,262

The aggregate cost of the Company’s investment in FHLB stock totaled $8,906,000 at December 31, 2007. Because of the redemption provisions of this stock, the Company estimates that the fair value equals the cost of this investment and that it is not impaired.
The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and the Company has the intent and ability to hold until recovery; none of the securities are deemed to be other than temporarily impaired.

2007	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses
Investment securities:
U.S. government agency securities	$3,004	$8	$13,612	$15	$16,616	$23
State and municipal obligations	—	—	38,001	714	38,001	714

Total temporarily impaired securities	$3,004	$8	$51,613	$729	$54,617	$737

2006	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses
Investment securities:
U.S. government agency securities	$13,986	$35	$73,536	$1,383	$87,522	$1,418
State and municipal obligations	5,092	207	6,999	278	12,091	485

Total temporarily impaired securities	$19,078	$242	$80,535	$1,661	$99,613	$1,903

The amortized cost and estimated market value of debt securities at December 31, 2007, by contractual maturities, are shown in the accompanying schedule. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$16,320	$16,363
Due after one through five years	132,310	134,169
Due after five through ten years	48,618	49,542
Due after ten years	155,957	157,572

Total debt securities	$353,205	$357,646

A recap of the maturities of held to maturity securities follows. There were no sales of held to maturity securities during the years presented (in thousands):

	Years Ended December 31
	2007	2006	2005

Proceeds from maturities	$1,964	$2,258	$5,154
A recap of the maturities of available for sale securities follows (in thousands):

	Years Ended December 31
	2007	2006	2005

Proceeds from sales and maturities	$140,110	$23,865	$20,235
Gross realized gains	101	0	0
Gross realized losses	139	0	0
Investment securities with amortized costs of approximately $212,260,000 and $103,386,000 and market values of approximately $215,898,000 and $102,219,000 as of December 31, 2007 and 2006, respectively, were pledged to secure public deposits and for other purposes.
Note 5 — Loans
Loans are summarized as follows (in thousands):

	December 31
	2007	2006

Commercial	$571,575	$279,372
Real estate-construction	248,222	59,959
Real estate-mortgage	575,139	357,772
Installment loans to individuals	91,826	60,953
Other	3,322	1,922

Total loans, net of unearned income	$1,490,084	$759,978

Nonperforming assets are summarized as follows (in thousands):

	December 31
	2007	2006

Nonaccrual loans	$12,236	$3,686
Restructured loans	651	133
Loans past due 90 days or more	72	2,103

Total nonperforming loans	12,959	5,922
Other real estate	4,280	3,969

Total nonperforming assets	$17,239	$9,891

Impaired loans and related information are summarized in the following tables (in thousands):

	December 31
	2007	2006	2005

Loans specifically identified as impaired
Commercial and real estate	$47,133	$10,355	$8,937
Consumer	1,857	305	434

Total	$48,990	$10,660	$9,371

Allowance for credit losses associated with impaired loans	$11,128	$1,973	$1,101

	Years Ended December 31
	2007	2006	2005

Average balances of impaired loans for the years	$28,554	$8,905	$6,887

Interest income recorded for impaired loans	$353	$531	$453

An analysis of the changes in the allowance for credit losses follows (in thousands):

	Years Ended December 31
	2007	2006	2005

Balances at beginning of years	$9,564	$8,440	$7,962
Provision for credit losses	18,952	5,510	3,219
Loans charged off	(9,412)	(5,447)	(3,239)
Recoveries	956	1,061	498
Allowance acquired via acquisition	10,310	—	—

Balances at end of years	$30,370	$9,564	$8,440

The Bank’s policy for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Bank generally considers loans 90 days or more past due and all nonaccrual loans to be impaired.
At December 31, 2007, the Bank had no significant commitments to loan additional funds to the borrowers of impaired loans.
Note 6 — Premises and equipment
The following is a summary of premises and equipment (in thousands):

	December 31
	2007	2006

Land	$12,245	$4,237
Buildings	22,386	12,945
Equipment	30,760	20,671
Leasehold improvements	1,385	776

	66,776	38,629
Less, accumulated depreciation	22,890	18,781

Total	$43,886	$19,848

Depreciation and amortization expense amounting to $3,193,000, $2,008,000 and $2,011,000, for the years ended December 31, 2007, 2006, and 2005, respectively, is included in occupancy expense and furniture and equipment expense.
Note 7 — Deposits
The aggregate amount of certificates of deposit of $100,000 or more, was approximately $269,010,000 and $139,193,000 in 2007 and 2006, respectively. The accompanying table presents the scheduled maturities of total time deposits at December 31, 2007.

Years ending December 31,	(In thousands)
2008	$755,458
2009	42,072
2010	8,912
2011	3,041
2012	4,369
Thereafter	352

Total time deposits	$814,204

Bancorp has determined that there was a misstatement prior to December 31, 2007 whereby certain interest bearing deposit products were inadvertently being reported as non-interest bearing deposits. Bancorp has reclassified (i) $51,780,000 of previously reported non-interest bearing deposits as of December 31, 2006; and (ii) $25,950,000 of previously reported non-interest bearing deposits as of December 31, 2005, to money market accounts. There was no impact on total deposits, shareholders’ equity or operating results.
Note 8 — Short-term borrowings and long-term debt
The following is a schedule of federal funds purchased, securities sold under agreements to repurchase and FHLB borrowings (in thousands):

					Maximum
	Balance	Interest Rate		Average	Outstanding
	as of	as of	Average	Interest	at Any
	December 31	December 31	Balance	Rate	Monthend
2007
Federal funds purchased and securities sold under agreements to repurchase	$73,750	3.83%	$23,811	4.39%	$69,672
FHLB borrowings	118,000	4.86%	89,518	5.18%	145,000

Total	$191,693		$113,329		$214,672

2006
Federal funds purchased and securities sold under agreements to repurchase	$948	0.97%	$1,040	1.15%	$1,668
FHLB borrowings	73,000	4.41%	59,521	5.25%	81,000

Total	$73,948		$60,561		$82,668

2005
Federal funds purchased and securities sold under agreements to repurchase	$1,657	1.70%	$1,313	0.91%	$1,841
FHLB borrowings	53,000	4.51%	84,345	4.26%	101,000

Total	$54,657		$85,658		$102,841

At December 31, 2007, the Bank had a $276,000,000 line of credit with the FHLB under which $118,000,000 was outstanding. This line of credit is secured with FHLB stock, certain pledged securities and a blanket floating lien on qualifying 1 to 4 family residential mortgage loans and qualifying commercial real estate. The outstanding amounts consist of $60,000,000 maturing in 2008, $53,000,000 maturing in 2010, and $5,000,000 maturing in 2011.
Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. Retail repurchase agreements represent short-term borrowings by the Bank, with overnight maturities collateralized by securities of the United States government or its agencies.
FNB Southeast, the banking subsidiary of FNB, sold securities under an agreement to repurchase (a “wholesale repurchase agreement”) on December 8, 2006. This $21,000,000 transaction has a maturity date of December 8, 2016, became callable after one year, and has quarterly calls thereafter. The transaction was subject to a floating rate of 3 month LIBOR minus 100 basis points for the first year and has a fixed rate of 4.03% following the first year. The mortgage-backed securities serving as collateral for this borrowing had a market value of approximately $24,859,000 at December 31, 2007.

FNB Southeast also entered into a wholesale repurchase agreement on June 28, 2007. The $15,000,000 transaction has a maturity date of June 28, 2009, is callable after one year, and has quarterly calls thereafter. The transaction has a fixed rate of 5.1033%. The mortgage-backed securities serving as collateral for this borrowing had a market value of approximately $16,761,000 at December 31, 2007.
The Bank entered into a wholesale repurchase agreement on December 20, 2007. The $10,000,000 transaction has a maturity date of December 20, 2010, is callable after two years, and has quarterly calls thereafter. The transaction has a fixed rate of 3.85%. The mortgage-backed securities serving as collateral for this borrowing had a market value of approximately $14,525,000 at December 31, 2007.
FNB and FNB Financial Services Capital Trust I, a Delaware statutory trust (the “Trust,” wholly owned by FNB), issued and sold in a private placement, on August 26, 2005 $25,000,000 of the Trust’s floating rate preferred securities, with a liquidation amount of $1,000 per preferred security, bearing a variable rate of interest per annum, reset quarterly, equal to 3 month LIBOR plus 1.46% (the “Preferred Securities”) and a maturity date of September 30, 2035. The Preferred Securities become callable after 5 years. Interest payment dates are March 30, June 30, September 30 and December 30 of each year. The Preferred Securities are fully and unconditionally guaranteed on a subordinated basis by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The entire proceeds from the sale by the Trust to the holders of the Preferred Securities was combined with the entire proceeds from the sale by the Trust to the Company of its common securities (the “Common Securities”), and was used by the Trust to purchase $25,774,000 in principal amount of the Floating Rate Junior Subordinated Notes (the “Junior Subordinated Notes”) of the Company. The Company adopted FIN 46, “Consolidation of Variable Interest Entities,” upon the establishment of the Trust and has not included the Trust in the consolidated financial statements. FNB contributed $24,000,000 of the proceeds from the sale of the Junior Subordinated Notes to FNB as Tier I Capital to support the FNB’s growth. Currently, regulatory capital rules allow trust preferred securities to be included as a component of regulatory capital.
The following is a schedule of the components of other borrowings (in thousands):

	2007	2006
Federal funds purchased	$20,000	$—
Retail repurchase agreements	7,727	948
Wholesale repurchase agreements	46,023	—
Junior subordinated notes	25,774	—

Total	$99,524	$948

Note 9 — Other assets and other liabilities
The components of other assets and liabilities for the years ended December 31 are as follows (in thousands):

	2007	2006
Other assets:
Core deposit intangible	$6,337	$—
Bank-owned life insurance	26,476	—
Deferred income tax asset	12,988	3,229
Other real estate owned	4,280	3,969
Accrued interest receivable	12,028	5,638
Other	11,052	3,690

Total	$73,161	$16,526

Other liabilities:
Accrued interest payable	3,576	2,162
Accrued compensation	4,778	640
Dividends payable	2,690	1,423
Retirement plans	3,868	1,159
Other	4,049	1,422

Total	$18,961	$6,806

Note 10 — Income taxes
The components of income tax expense (benefit) for the years ended December 31 are as follows (in thousands):

	2007	2006	2005
Current tax expense
Federal	$377	$3,538	$4,285
State	426	247	505

Total current	803	3,785	4,790

Deferred tax (benefit) expense
Federal	(5,144)	(986)	62
State	(1,053)	(215)	13

Total deferred	(6,197)	(1,201)	75

Total income tax expense (benefit)	$(5,394)	$2,584	$4,865

The significant components of deferred tax assets at December 31 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Allowance for credit losses	$11,992	$3,687
Non-qualified deferred compensation plans	1,013	514
Accrued compensation	1,296	—
Writedowns on OREO	1,676	—
Net unrealized loss on securities available for sale	—	557
Net operating losses	1,515	—
Other	1,821	30

Total	19,313	4,788

Deferred tax liabilities:
Depreciable basis of property and equipment	4,980	684
Deferred loan fees	828	845
Net unrealized gain on available for sale securities	316	—
Other	201	30

Total	6,325	1,559

Net deferred tax assets	$12,988	$3,229

There is no valuation allowance for deferred tax assets, as management believes that realization of the deferred tax assets will more likely than not be realized. The Company does not have any material income tax positions.
The provision for income taxes differs from that computed by applying the federal statutory rate of 35% in 2007, and 34% in 2006 and 2005, as indicated in the following analysis (in thousands):

	2007	2006	2005
Tax based on statutory rates	$(3,870)	$2,919	$4,960
Increase (decrease) resulting from:
Effect of tax-exempt income	(726)	(369)	(450)
State income taxes, net of federal benefit	(407)	(52)	270
Other, net	(371)	86	85

Total provision (benefit) for income taxes	$(5,394)	$2,584	$4,865

Effective tax rate	(48.8%)	30.1%	33.6%

During 2003, the Company purchased an investment tax credit partnership interest for $540,000, which is being accounted for using the flow-through method, thereby reducing income tax expense in the year in which the credits are received. The partnership is expected to yield a total of $1,000,000 in NC state tax credits over the years 2003 to 2009. Tax credit amounts were $0 for 2007, $228,478 for 2006, and $185,000 for 2005.

Note 11 — Lease commitments
The minimum annual lease commitments under noncancelable operating leases in effect at December 31, 2007, are as follows (in thousands):

Years Ending December 31
2008	$1,993
2009	1,363
2010	895
2011	472
2012	54
Thereafter	—

Total lease commitments	$4,777

Payments under these leases amounted to approximately $1,677,000, $895,000 and $505,000 for the years ended December 31, 2007, 2006, and 2005, respectively.
Note 12 — Related party transactions
The Bank had loans outstanding to principal officers and directors and their affiliated entities during each of the past two years. Such loans were made substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and do not involve more than the normal risks of collectibility. The following table summarizes the transactions for the past two years (in thousands):

	2007	2006
Balance, beginning of year	$7,354	$8,385
Amounts removed as a result of director retirements	(1,734)	—
Amounts added as a result of new directors	5,854	—
Advances (repayments), net, during year	(1,191)	(1,031)

Balance, end of year	$10,283	$7,354

Note 13 — Other Operating Income and Expenses
The components of other operating income and other operating expense for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Years Ended December 31
(Dollars in thousands)	2007	2006	2005

Other operating income:
Bankcard income	$2,627	$2,564	$2,530
Fee income	1,860	2,044	1,817
Investment services commissions	862	862	984
Insurance commissions	155	197	243
Trust income	639	590	658
Gain (loss) on sale of securities	(38)	—	—
Gain (loss) on sale of real estate	(437)	(131)	20
Other income	1,173	890	170

	$6,841	$7,016	$6,422

Other operating expenses:
Advertising	$1,144	$866	$757
Automated services	4,909	3,870	2,974
Bankcard expense	2,256	2,018	1,927
Legal and professional fees	4,920	2,619	2,092
Postage	908	720	796
Stationery, printing and supplies	1,169	788	678
Other real estate owned expense	674	892	698
Other real estate owned write-downs	3,565	1,166	0
Other expenses	5,594	3,760	4,292

	$25,139	$16,699	$14,214

Note 14 — Stock based compensation
Effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation arrangements in accordance with SFAS 123(R) using the modified prospective method of transition. Under the provisions of SFAS 123(R), the estimated fair value of share-based awards granted under the Comprehensive Equity Compensation Plan for Directors and Employees (“Comprehensive Benefit Plan”), discussed in Note 15 — Capital Stock, is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption that remain unvested on the date of adoption.
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
Pursuant to the provisions of SFAS 123(R), the Company recorded $153,000, or $0.01 per diluted share of total stock-based compensation expense during 2007, compared to $172,000, or $0.02 per diluted share in 2006. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related options.

This expense had no impact on the Company’s reported cash flows. The stock-based compensation expense is reported under personnel expense.
Under the modified prospective method of transition under SFAS 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS 123(R). Therefore, the results as of December 31, 2006 are not directly comparable to the same period in the prior year.
As required by SFAS 123(R), the Company has presented pro forma disclosures of its net income and net income per share for 2005 assuming the estimated fair value of the options granted prior to January 1, 2006 was amortized to expense over the option-vesting period as illustrated below (in thousands, except per share amounts).

Year Ended December 31, 2005
Net income, as reported	$9,637
Less, total equity-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	388

Pro forma net income	$9,249

Earnings Per Share:
Basic — as reported	$1.13
Basic — pro forma	1.08
Diluted — as reported	1.12
Diluted — pro forma	1.08
To determine the above pro forma amounts and the amounts recorded in 2007 and 2006, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31
	2006	2005

Dividend yield	4.01%	3.78%
Risk-free interest rate	4.50%	4.25%
Expected stock volatility	18.69%	21.01%
Expected years until exercise	7.80	7.26
There were no options granted during 2007. As of December 31, 2007, there was $140,000 of total unrecognized compensation expense related to stock option arrangements granted under the LSB Comprehensive Equity Compensation Plan for Directors and Employees (the “Comprehensive Benefit Plan”). This expense will be fully amortized by December of 2010.
As of December 31, 2007, the Company’s Compensation Committee administered the Company’s six stock-based compensation plans, including two stock-based compensation plans assumed by the Company pursuant to the Merger.
The Company’s Compensation Committee administers the following legacy LSB plans to the extent that awards remain outstanding and unexercised: (a) the 1986 Employee Incentive Stock Option Plan; (b) the 1994 Director Stock Option Plan; and (c) the 1996 Omnibus Stock Incentive Plan (collectively, the “Previous Benefit Plans”). Each of the Previous Benefit Plans has expired and no additional awards may be granted thereunder.
At the 2004 annual meeting, LSB’s shareholders approved the Comprehensive Benefit Plan. Under the Comprehensive Benefit Plan, 750,000 shares of common stock are available for issuance to plan participants in the form of stock options, restricted stock, restricted stock units, performance units and other stock-based awards.

At the 1996 annual meeting, FNB shareholders approved the FNB Omnibus Equity Compensation Plan (the “1996 FNB Omnibus Plan”). The 1996 Omnibus Plan authorizes the Board of Directors to grant stock options to directors, executives and key employees. Options granted under the 1996 FNB Omnibus Plan have a term of up to ten years and generally vest over a four-year period beginning on the date of the grant. Options under the 1996 Omnibus Plan must be granted at a price not less than the fair market value at the date of grant. If an award grant is forfeited, or otherwise expires, terminates or is canceled without the delivery of shares, then the shares covered by the forfeited, expired, terminated or canceled award will again be available to be delivered pursuant to awards under the plan. The 1996 FNB Omnibus Plan expired in 2006 and no more options may be granted thereunder.
The FNB Long Term Stock Incentive Plan (the “2006 FNB Omnibus Plan”) was approved by FNB’s shareholders at the 2006 annual meeting and authorized the issuance of up to 500,000 shares of FNB common stock which may be issued pursuant to the exercise of various rights granted under the 2006 FNB Omnibus Plan. Under the 2006 FNB Omnibus Plan, the participants may be granted or awarded eligible options, rights to receive restricted shares of common stock and/or performance units. Except with respect to awards then outstanding, all awards must be granted or awarded on or before May 18, 2016.
Upon the Merger, each option to acquire a share of FNB common stock granted pursuant to the 2006 FNB Omnibus Plan and the 1996 FNB Omnibus Plan that was outstanding and unexercised immediately prior to the Merger was converted into an option to acquire 1.07 shares of the Company’s common stock.
The following is a summary of stock option activity and related information for the years ended December 31:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Avg.		Avg.		Avg.
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding - Beginning of year	604,425	$17.31	614,961	$16.98	581,364	$16.38
Acquired via merger	866,860	13.08
Granted	—	—	47,000	17.10	91,000	17.65
Exercised	—	—	(47,311)	13.70	(40,257)	12.03
Forfeited	(76,768)	15.21	(10,225)	13.49	(17,146)	11.96

Outstanding — End of year	1,394,517	$14.84	604,425	$17.31	614,961	$16.98

Exercisable — End of year	1,247,517	$14.62	463,750	$17.28	461,345	$16.89

The following is a summary of information on outstanding and exercisable options at December 31, 2007:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted		Weighted
Range of		Remaining Contractual	Average Exercise		Average
Exercise Prices	Number	Life (Years)	Price	Number	Exercise Price
$ 6.58 - 10.05	294,529	3.90	$8.66	294,529	$8.66
$10.47 - 15.06	266,180	3.97	14.38	266,180	14.38
$15.25 - 16.93	354,558	6.79	15.93	301,058	16.00
$17.10 - 17.65	310,000	6.73	17.30	216,500	17.27
$18.00 - 20.75	173,250	3.22	19.52	169,250	19.54

	1,394,517	5.19	$14.84	1,247,517	$14.62

Note 15 — Net income per share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as required by SFAS No. 128 (in thousands, except share data):

	For the years ended December 31,
	2007	2006	2005
Basic:
Net income (loss) available to common shareholders	$(5,663)	$6,000	$9,637

Weighted average shares outstanding	11,485,353	8,480,621	8,547,282

Net income (loss) per share, basic	$(0.49)	$0.71	$1.13

Diluted:
Net income (loss) available to common shareholders	$(5,663)	$6,000	$9,637

Weighted average shares outstanding	11,485,353	8,480,621	8,547,282
Effect of dilutive securities:
Stock options	—	29,058	40,255

Weighted average shares outstanding and dilutive potential shares outstanding	11,485,353	8,509,679	8,587,537

Net income (loss) per share, diluted	$(0.49)	$0.71	$1.12

For the years ended December 31, 2007, 2006, and 2005, there were 1,108,264 options, 336,730 options and 173,781 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the year.
Note 16 — Parent Company Only
The parent company’s principal asset is its investment in its subsidiary, the Bank. The principal source of income of the Company is dividends received from the Bank. The following presents condensed financial information of the Company (in thousands):

	2007	2006
Condensed balance sheets
Assets
Cash and due from banks	$222	$306
Investment in wholly-owned subsidiary	167,064	92,318
Goodwill	49,822	—
Other assets	3,809	504

Total assets	$220,917	$93,128

Trust preferred securities	$25,774	$—
Other liabilities	1,990	1,558
Shareholders’ equity	193,153	91,570

Shareholders’ equity and other liabilities	$220,917	$93,128

	2007	2006	2005
Condensed statements of income
Dividends from subsidiary	$12,999	$8,004	$5,805
Other operating expense	944	351	283

Income before equity in undistributed net income of subsidiary	12,055	7,653	5,522
Equity in undistributed net income (loss) of subsidiary	(17,718)	(1,653)	4,115

Net income (loss)	$(5,663)	$6,000	$9,637

Condensed statements of cash flows
Cash flows from operating activities
Net income	$(5,663)	$6,000	$9,637
Adjustments to reconcile net income to net cash provided by operating activities:
Other changes, net	(2,626)	—	—
Change in investment in wholly-owned subsidiary	17,718	1,653	(4,115)

Net cash provided by operating activities	9,429	7,653	5,522
Cash flows from investing activities
(Increase) decrease in other assets	898	133	107

Cash flows from financing activities
Proceeds from issuance of common stock	—	324	484
Dividends paid	(6,983)	(5,755)	(5,805)
Common stock acquired	(3,422)	(2,312)	(2,004)
Increase in other liabilities	(6)	110	193

Net cash used for financing activities	(10,411)	(7,633)	(7,132)

Increase (decrease) in cash	(84)	153	(1,503)
Cash at beginning of year	306	153	1,656

Cash at end of year	$222	$306	$153

Supplemental non-cash financing activities:
Common stock issued in acquisition	$116,865	—	—
Note 17 — Off-balance sheet arrangements
The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the contractual amounts of the Bank’s exposure to off-balance sheet risk at December 31 is as follows (in thousands)

	Contractual Amount
	2007	2006
Loan commitments	$447,300	$189,770
Credit card lines	19,443	20,348
Standby letters of credit	3,820	4,242

Total commitments and contingent liabilities	$497,563	$214,360

The Bank’s exposure to credit loss in the event of nonperformance by the other party to these commitments is equal to the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
Note 18 — Employee benefit plans
The Company has four defined benefit retirement plans as follows:
1) A pension plan covering substantially all of the former employees of LSB Bank, which was curtailed in December 2006;

2) A pension plan covering substantially all of the former employees of FNB Southeast., which was curtailed prior to the Merger;
3) A supplemental executive retirement plan (“SERP”) covering certain executive and former executive officers;
4) A retiree health insurance plan, which provides partial health insurance benefits for certain early retired former employees of LSB Bank.
The disclosures presented represent combined information for all of the plans. The health benefit plan is not a material part of the aggregate information.
The pension plans and the SERP provide for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and a percentage of qualifying compensation during final years of employment. Contributions to the pension plans were based upon the projected unit credited actuarial funding method and comply with the funding requirements of the Employee Retirement Income Security Act. Contributions prior to the curtailments were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Plan assets consist primarily of cash and cash equivalents, U.S. government securities, and common stocks. The following table outlines the changes in these pension obligations, assets and funded status for the years ended December 31, 2007 and 2006, and the assumptions and components of net periodic pension cost for the two or three years in the period ended December 31, 2007 (in thousands):

	2007	2006
Change in benefit obligation
Projected benefit obligation at beginning of year	$14,407	$15,767
Obligation assumed in acquisition	10,425	—
Service cost	156	795
Interest cost	1,085	891
Actuarial (gain) loss	(913)	(220)
Benefits paid	(623)	(287)
Curtailment	—	(2,539)

Projected benefit obligation at end of year	24,537	14,407

Change in plan assets
Fair value of plan assets at beginning of year	13,248	11,439
Assets acquired in acquisition	7,567	—
Actual return on plan assets	(73)	1,246
Employer contribution	407	850
Benefits paid	(623)	(287)

Fair value of plan assets at end of year	20,526	13,248

Funded status at end of year
Plan assets less projected benefit obligation	(4,011)	(1,159)
Unrecognized net actuarial loss	82	—
Unrecognized transitional obligation	61	—

Pension asset (liability)	$(3,868)	$(1,159)

	2007	2006
Amounts recognized in the consolidated balance sheets consist of:
Pension liability	$(3,868)	$(1,159)
Deferred tax asset	1,013	30
Accumulated comprehensive income, net	932	1,372

Net amount recognized	$(1,923)	$243

	2007	2006	2005
Components of net periodic pension cost
Service	$156	$796	$891
Interest	1,085	890	849
Expected return on plan assets	(1,262)	(879)	(774)
Amortization of prior service cost	2	66	66
Amortization of transition obligation	10	10	10
Amortization of net gain (loss)	5	217	207
Curtailment	—	589	—

Net periodic pension cost	$(4)	$1,689	$1,249

Weighted-average assumptions
Discount rate	6.25%	5.75%	6.00%
Expected return on plan assets	8.00%	7.50%	7.50%
Rate of compensation increases	4.75%	4.50%	5.50%
Target asset allocations are established based on periodic evaluations of risk/reward under various economic scenarios and with varying asset class allocations. The near-term and long-term impact on obligations and asset values are projected and evaluated for funding and financial accounting implications. Actual allocation and investment performance is reviewed quarterly. The current target allocation ranges, along with the actual allocation as of December 31, 2007, is included in the accompanying table.

	Market Value as of		Long-Term
	December 31, 2007	Actual Allocation as of	Allocation
Plan Assets	(in thousands)	December 31, 2007	Target
Equity securities	$11,666	56.8%	40% - 75%
Debt securities	8,860	43.2%	25% - 60%

Total	$20,526	100%	100%

The assumed expected return on assets considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in the portfolio and the expectation for future returns of each asset class. The expected return of each asset class is weighted based on the target allocation to develop the expected long-term rate of return on assets. This resulted in the selection of the 8.00% rate used in 2007 and to be used for 2008. The required contributions for 2007 were approximately $410,000 and a similar amount is expected for 2008. The expected benefit payments for the next five years are as follows: (1) 2008 — $1,087,000, (2) 2009 — $1,124,000, (3) 2010 — $1,208,000, (4) 2011 - $1,275,000, (5) 2012 — $1,416,000, and thereafter — $8,351,000.
The Company also has a separate contributory 401(k) savings plan covering substantially all employees. Prior to year end 2007, the separate plans of the two legacy banks were merged. The 401(k) savings plan allows eligible employees to contribute up to a fixed percentage of their compensation, with the Bank matching a portion of each employee’s contribution. The Bank’s contributions were $587,000 for 2007, $220,000 for 2006 and $216,000 for 2005.
Three deferred compensation plans allow the directors of the Company to defer the compensation they earn. Each plan participant makes an annual election to either receive that year’s compensation currently or to defer receipt until his or her death, disability or retirement. The deferred compensation balances of two of these plans are maintained in a Rabbi trust. The balances in the trust at December 31, 2007 and 2006 were $3,357,000 and $2,692,000, respectively. The other plan acquires shares of the Company’s common stock in the open market and holds these shares at cost, as a component of shareholders’ equity, until distributed.

Note 19 — Regulatory matters
The primary source of funds for the dividends paid by the Company to its shareholders is dividends received from the Bank. The Bank is restricted as to dividend payout by state laws applicable to banks and may pay dividends only out of undivided profits. At December 31, 2007, the Bank had undivided profits of approximately $80.5 million. Additionally, dividends paid by the Company and the Bank may be limited by minimum capital requirements imposed by banking regulators.
The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possible additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that as of December 31, 2007, both the Company and the Bank meet all capital adequacy requirements to which they are subject.
The most recent notification from the NC Commissioner of Banks categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2007

Total Capital (To Risk Weighted Assets)
Consolidated	$179,870	11.2%	$128,364	≥ 8.0%	N/A
Bank	177,813	11.1	128,294	≥8.0	160,368	≥10.0%
Tier 1 Capital (To Risk Weighted Assets)
Consolidated	159,681	9.9	64,193	≥4.0	N/A
Bank	157,640	9.8	64,147	≥4.0	96,221	≥6.0%
Tier 1 Capital (To Average Assets)
Consolidated	159,681	7.8	81,366	≥4.0	N/A
Bank	157,640	7.8	81,298	≥4.0	101,622	≥5.0%

December 31, 2006

Total Capital (To Risk Weighted Assets)
Consolidated	$100,641	12.6%	$63,900	≥8.0%	N/A
Bank	100,907	12.9	62,380	≥8.0	77,975	≥10.0%
Tier 1 Capital (To Risk Weighted Assets)
Consolidated	91,077	11.4	32,176	≥4.0	N/A
Bank	91,825	11.8	31,190	≥4.0	46,785	≥6.0%
Tier 1 Capital (To Average Assets)
Consolidated	91,077	9.3	39,173	≥4.0	N/A
Bank	91,825	9.3	39,288	≥4.0	49,110	≥5.0%

Note 20 — Fair value of financial instruments
The following methods and assumptions were used to estimate the fair value for each class of the Company’s financial instruments.
Cash and cash equivalents. The carrying amounts for cash and due from banks approximate fair value because of the short maturities of those instruments.
Investment securities. The fair value of investment securities is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The fair value of equity investments in the restricted stock of the FHLB equals the carrying value.
Loans. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Substantially all residential mortgage loans held for sale are pre-sold and their carrying value approximates fair value. The fair value of variable rate loans with frequent repricing and negligible credit risk approximates book value.
Investment in bank-owned life insurance. The carrying value of bank-owned life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.
Deposits. The fair value of noninterest-bearing demand deposits and NOW, savings, and money market deposits are the amounts payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.
Federal Funds Purchased and Retail and Wholesale Repurchase Agreements. The carrying value of federal funds purchased and retail and wholesale repurchase agreements is considered to be a reasonable estimate of fair value.
Other borrowings. The fair values of these liabilities are estimated using the discounted values of the contractual cash flows. The discount rate is estimated using the rates currently in effect for similar borrowings.
Accrued interest. The carrying amounts of accrued interest approximate fair value.
Financial instruments with off-balance sheet risk. The fair value of financial instruments with off-balance sheet risk is considered to approximate carrying value, since a large majority of these future financing commitments would result in loans that have variable rates and/or relatively short terms to maturity. For other commitments, generally of a short-term nature, the carrying value is considered to be a reasonable estimate of fair value. The various financial instruments were disclosed in Note 17.
The estimated fair values of financial instruments for the years ending December 31:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial assets:
Cash and short term investments	$60,862	$60,862	$53,339	$53,339
Investment securities	369,423	369,555	147,129	147,262
Loans	1,490,084	1,482,655	759,978	737,915
Less allowance for loan losses	(30,370)	—	(9,564)	—

Net loans	1,459,714	1,482,655	750,414	737,915
Financial liabilities:
Deposits	1,627,720	1,637,043	817,683	812,885
Federal funds purchased and retail repurchase agreements	27,727	27,727	948	948
Wholesale repurchase agreements	46,023	46,305	—	—
Junior subordinated notes	25,774	25,774	—	—
FHLB borrowings	118,000	120,541	73,000	68,149
The fair value estimates are made at a specific point in time based on relevant market and other information about the financial instruments. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on current economic conditions, risk characteristics of various financial instruments, and such other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.
Note 21 – Pro Forma Financial Statements (unaudited)
Pursuant to the terms of the Merger Agreement, each share of common stock of FNB outstanding at the effective time of the Merger was converted into the right to receive 1.07 shares of the Company’s common stock. The Company issued approximately $117 million of its common stock to FNB shareholders, based on 7,059,823 shares of FNB common stock outstanding as of July 31, 2007 and the closing price of the Company’s common stock on July 31, 2007.
The Merger transaction was accounted for under the purchase method of accounting and was structured to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The Merger resulted in $49.8 million of goodwill and $6.6 million of core deposit intangibles. The goodwill acquired is not tax deductible. The core deposit intangible was determined by an independent valuation and is being amortized over the estimated life of 10 years, based on undiscounted cash flows.
A summary of the estimated fair values of assets and liabilities of FNB as of July 31, 2007 is in the table below. The Company acquired the assets and assumed the liabilities as of that same date.

(Dollars in thousands)
Cash and cash equivalents	$14,803
Loans receivable, net of allowance for credit losses	632,576
Investment securities	252,223
Premises and equipment	22,523
Core deposit intangible	6,613
Goodwill	49,822
Other assets	50,184
Deposits	(734,131)
Borrowings	(161,044)
Other liabilities	(13,689)

Investment in subsidiary, net of capitalized acquisition costs	$119,880

The Company’s consolidated financial statements include the results of operations of FNB only from the date of acquisition. The following unaudited summary presents the consolidated results of operations of the Company on a pro forma basis for the years ended December 31, 2007 and 2006, as if FNB had been acquired on January 1, 2007 and 2006 respectively. The pro forma summary information does not necessarily reflect the results of operations that would have occurred if the acquisition had occurred at the beginning of the periods presented, or of results which may occur in the future.
A summary of pro forma financial statements is as follows:

	For the Year	For the Year
	Ended	Ended
	December 31, 2007	December 31, 2006
	(in thousands, except per share data)
	(unaudited)
Net interest income	73,818	88,067
Provision for loan losses	20,943	6,945

Net interest income after provisions for loan losses	52,875	81,122
Non-interest income	22,442	19,798
Non-interest expense	80,511	73,374

Income (loss) before income tax expense	(5,194)	27,546
Income tax expense	(2,932)	9,082

Net income (loss)	$(2,262)	$18,464

Weighted Average Common Shares:
Basic	15,694,068	16,033,304
Diluted	15,694,068	16,243,704
Per Common Share Data:
Basic income (loss)	$(0.14)	$1.15
Diluted income (loss)	(0.14)	1.14

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including its CEO, President, CFO, and Chief Accounting Officer (“CAO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2007. Based upon that evaluation, the Company’s CEO, President, CFO and CAO each concluded that as of December 31, 2007, the end of the period covered by this Annual Report on Form 10-K, the Company effectively maintained disclosure controls and procedures.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO, President, CFO and CAO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:
•	Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

•	Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. This Report of Independent Registered Public Accounting Firm begins on page 49 in Item 8, above.
Changes in Internal Control over Financial Reporting
Management of the Company has evaluated, with the participation of the Company’s CEO, President, CFO, and CAO, changes in the Company’s internal control over financial reporting during the fourth quarter of 2007. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a) Directors and Executive Officers-The information required by this Item regarding directors, nominees and executive officers of Bancorp is set forth under the Proxy Statement sections captioned “Proposal 1 - Election of Directors,” “Executive Officers of the Corporation,” and “Board Committees - Audit Committee,” which sections are incorporated herein by reference.
(b) Section 16(a) Compliance - The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is set forth under the Proxy Statement section captioned “Section16(a) Beneficial Ownership Reporting Compliance,” which section is incorporated herein by reference.
(c) Audit Committee - The information required by the Item regarding Bancorp’s Audit Committee, including the Audit Committee Finance Expert, is set forth under the Proxy Statement sections captioned “Board Committees - Audit Committee” and “Board Committees - Audit Committee Report,” which sections are incorporated by reference.
(d) Code of Ethics - The information required by the Item regarding codes of ethics is set forth under the Proxy Statement section captioned “Code of Business Conduct and Ethics,” which section is incorporated by reference.
Item 11.   EXECUTIVE COMPENSATION
The information required by this Item is set forth under the Proxy Statement sections captioned “Compensation Discussion and Analysis”, “Board Committees - Compensation Committee Interlocks and Insider Participation” and “Board Committees - Compensation Committee Report,” which sections are incorporated by reference.
Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth under the Proxy Statement sections captioned “Security Ownership of Certain Beneficial Owners” and “How Much Common Stock do our Directors and Executive Officers Own?” and in Item 5 of this Annual Report on Form 10-K, which sections and Item are incorporated herein by reference.
Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth under the Proxy Statement sections captioned “Proposal 1 - Election of Directors,” “Certain Relationships and Related Transactions,” “Board Committees” and “Board Committees - Compensation Committee Interlocks and Insider Participation,” which sections are incorporated herein by reference.
Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is set forth under the Proxy Statement section captioned “Proposal 2: Ratification of Appointment of Grant Thornton LLP as Our Registered Independent Accounting Firm for 2008,” which section is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.
(a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to Consolidated Financial Statements.
(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

3.1	Articles of Incorporation, and amendments thereto, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on November 4, 2004 (SEC File No. 000-11448).

3.3	Amendments to Amended and Restated Bylaws, incorporated by reference to Item 5.03 of the Current Report on Form 8-K, filed with the SEC on August 3, 2007 (SEC File No. 000-11448).

3.4	Articles of Merger of FNB with and into LSB, including amendments to the Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

4.1	Specimen certificate of common stock, $5.00 par value, incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

4.2	Rights Agreement dated as of February 10, 1998 by and between LSB and Wachovia Bank, N.A., as Rights Agent, which is incorporated by reference to Exhibit 1 of the Registration Statement on Form 8-A filed with the SEC on March 6, 1998 (SEC File No. 000-11448).

4.3	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.02 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.4	Guarantee Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.03 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.5	Indenture, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.04 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

10.1	Benefit Equivalency Plan of FNB Southeast, effective January 1, 1994 which is incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the SEC (SEC File No. 000-13086).

10.2	1994 Director Stock Option Plan, which is incorporated by reference to Exhibit 4 of the Registration Statement on Form S-8 filed with the SEC on July 15, 1994 (SEC File No. 33-81664).

10.3	1996 Omnibus Stock Incentive Plan, which is incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on March 28, 1996 (SEC File No. 000-11448).

10.4	Omnibus Equity Compensation Plan, which is incorporated by reference to Exhibit 10(B) of the Annual Report on Form 10-KSB40 for the fiscal year ended December 31, 1996, filed with the SEC on March 31, 1997 (SEC File No. 000-13086).

10.5	Amendment to Benefit Equivalency Plan of FNB Southeast, effective January 1, 1998., which is incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 25, 1999 (SEC File No. 000-13086)

10.6	Amendment Number 1 to 1996 Omnibus Stock Incentive Plan, which is incorporated by reference to Exhibit 4.5 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

10.7	Long Term Stock Incentive Plan for certain senior management employees of FNB Southeast which is incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003 (SEC File No. 000-13086).

10.8	LSB Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Appendix VI of the 2003 Proxy Statement filed with the SEC on March 16, 2004 (SEC File No. 000-11448).

10.9	Form of Stock Option Award Agreement for a Director adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).

10.10	Form of Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).

10.11	Employment Continuity Agreement effective as of January 1, 2004 between LSB and Robert F. Lowe, which is incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.12	Form of Director Fee Deferral Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 29, 2004 (SEC File No. 000-11448).

10.13	Form of Employment Continuity Agreement effective as of January 1, 2004 between LSB and Robert E. Lineback, Jr. and Philip G. Gibson with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, which is incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.14	Form of Employment Continuity Agreement effective as of January 1, 2004 between LSB and Ronald E. Coleman, D. Gerald Sink, Robin A. Huneycutt and Ronald W. Sink with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, which is incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.15	Employment Continuity Agreement effective as of August 16, 2004 between LSB and David P. Barksdale, which is incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 11, 2005 (SEC File No. 000-11448).

10.16	April 11, 2005 Amendment to LSB Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).

10.17	Form of Amendment to the applicable Grant Agreements under the 1996 Omnibus Stock Incentive Plan, which is incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).

10.18	Form of Amendment to the Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).

10.19	Restated Form of Director Fee Deferral Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.20	Form of Stock Appreciation Rights Award Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.21	LSB Management Incentive Plan, which is incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.22	2006 LSB Bank Director Compensation Schedule, which is incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.23	Employment Agreement dated January 25, 2007, between FNB and FNB Southeast, as employer, and Pressley A. Ridgill, President and Chief Executive Officer of the Bank and President of Bancorp, which is incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on January 30, 2007 (SEC File No. 000-13086).

10.24	Agreement and Plan of Merger by and between LSB and FNB, which is incorporated by reference as Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on February 27, 2007 (SEC File No. 000-11448).

10.25	Agreement and Plan of Bank Merger by and between FNB Southeast, LSB Bank, LSB and FNB, which is incorporated by reference as Exhibit 2.2 of the Current Report on Form 8-K filed with the SEC on February 27, 2007 (SEC File No. 000-11448).

10.26	Change of Control Severance Plan of FNB Southeast which is incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on May 25, 2005 (SEC File No. 000-13086).

10.27	Long Term Stock Incentive Plan of FNB (“2006 Omnibus Plan”) which is incorporated by reference to the Proxy Statement on Form DEF 14A, filed with the SEC on April 11, 2006 (SEC File No. 000-13086).

10.28	Amendment and Waiver to Employment and Change of Control Agreement, among FNB, FNB Southeast and Pressley A. Ridgill which is incorporated by reference to Exhibit 10.27 of the Registration Statement on Form S-4 POS filed with the SEC on June 18, 2007 (SEC File No. 000-11448).

10.29	Amendment and Waiver to Employment Continuity Agreement, between LSB and David P. Barksdale which is incorporated by reference to Exhibit 10.30 of the Registration Statement on Form S-4 POS filed with the SEC on June 18, 2007 (SEC File No. 000-11448).

10.30	Employment and Change of Control Agreement among Bancorp, LSB Bank and Michael Shelton, dated September 27, 2007 which is incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on October 1, 2007 (SEC File No. 000-11448).

10.31	Long Term Management Incentive Plan of FNB Southeast which is incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 23, 2006 (SEC File No. 000-13086).

10.32	FNB Amended and Restated Directors Retirement Policy, which is incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on August 3, 2007 (SEC File No. 000-11448).

10.33	Amendment to the FNB Directors and Senior Management Deferred Compensation Plan Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, FNB Southeast and FNB, dated July 31, 2007, which is incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K, filed with the SEC on August 3, 2007 (SEC File No. 000-11448).

10.34	Employment and Change of Control Agreement with William W. Budd, Jr. which is incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.35	Employment and Change of Control Agreement with Richard Balentine, which is incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.36	Employment and Change of Control Agreement with Jerry W. Beasley, which is incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.37	Employment and Change of Control Agreement with Robin S. Hager, which is incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.38	Employment and Change of Control Agreement with Paul McCombie, which is incorporated by reference to Exhibit 99.5 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.39	Employment and Change of Control Agreement with George Richard Webster, which is incorporated by reference to Exhibit 99.6 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.40	Directors and Senior Management Deferred Compensation Plan Trust Agreement between FNB Southeast and Morgan Trust Company, which is incorporated by reference to Exhibit 99.7 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.41	Second Amendment to the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy Trust Agreement among Regions bank d/b/a/ Regions Morgan Keegan Trust, Bancorp and the Bank, which is incorporated by reference to Exhibit 99.8 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.42	Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, which is incorporated by reference to Exhibit 99.9 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.43	First Amendment to the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, which is incorporated by reference to Exhibit 99.10 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

16.1	Letter from Turlington and Company, L.L.P., regarding change in certifying accountant, dated September 18, 2007, which is incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K, filed with the SEC on September 18, 2007 (SEC File No. 000-11448).

21.01	Schedule of Subsidiaries

23.01	Consent of Grant Thornton LLP

23.02	Consent of Turlington and Company, LLP

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWBRIDGE BANCORP

Date:	March 12, 2008	By:	/s/ Robert F. Lowe

Robert F. Lowe,
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ robert f. lowe	Chief Executive Officer, Chairman, Director	March 12, 2008

Robert F. Lowe	(Principal Executive Officer)

/s/ Michael W. Shelton	Executive Vice President, Chief Financial	March 13, 2008

Michael W. Shelton	Officer, Treasurer (Principal Financial Officer)

/s/ richard m. cobb	Senior Vice President, Chief Accounting	March 13, 2008

Richard M. Cobb	Officer, Controller (Principal Accounting Officer)

/s/ pressley a. ridgill	President, Director	March 12, 2008

Pressley A. Ridgill

/s/ Barry Z. Dodson	Vice Chairman of the Board	March 12, 2008

Barry Z. Dodson

/s/ michael s. albert	Director	March 13, 2008

Michael S. Albert

/s/ Gary G. Blosser	Director	March 12, 2008

Gary G. Blosser

/s/ j. david branch	Director	March 13, 2008

J. David Branch

/s/ c. arnold britt	Director	March 13, 2008

C. Arnold Britt

/s/ robert c. clark	Director	March 14, 2008

Robert C. Clark

/s/ Alex A. Diffey, Jr.	Director	March 13, 2008

Alex A. Diffey, Jr.

/s/ Joseph H. Kinnarney	Director	March 12, 2008

Joseph H. Kinnarney

Signature	Capacity	Date

/s/ robert v. perkins, ii	Director	March 12, 2008

Robert V. Perkins, II

/s/ mary e. rittling	Director	March 13, 2008

Mary E. Rittling

/s/ burr w. sullivan	Director	March 13, 2008

Burr W. Sullivan

/s/ E. Reid Teague	Director	March 12, 2008

E. Reid Teague

/s/ john w. thomas, iii	Director	March 12, 2008

John W. Thomas, III

/s/ elizabeth s. ward	Director	March 13, 2008

Elizabeth S. Ward

/s/ john f. watts	Director	March 12, 2008

John F. Watts

/s/ g. alfred webster	Director	March 13, 2008

G. Alfred Webster

/s/ Kenan C. Wright	Director	March 12, 2008

Kenan C. Wright

/s/ julius s. young, jr.	Director	March 12, 2008

Julius S. Young, Jr.

EXHIBIT INDEX

Exhibit	Description

21.01	Schedule of Subsidiaries

23.01	Consent of Grant Thornton LLP

23.02	Consent of Turlington and Company, LLP

31.01	Certification of Pressley A. Ridgill

31.02	Certification of Michael W. Shelton

32.01	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350