Form 10-Q
period 2008-03-31
NEWBRIDGE BANCORP
filed 2008-05-09
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended:
March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
At May 2, 2008, 15,655,868 shares of the registrant’s common stock were outstanding.

NEWBRIDGE BANCORP
FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
NewBridge Bancorp and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 31	December 31
	2008	2007*
	(Unaudited)
Assets
Cash and due from banks	$56,512	$54,011
Interest-bearing bank balances	4,519	4,678
Federal funds sold	829	2,173
Investment securities:
Held to maturity, market value $28,222 at March 31, 2008 and $28,033 at December 31, 2007	27,894	27,901
Available for sale	344,939	341,522
Loans	1,546,921	1,490,084
Less allowance for credit losses	(30,310)	(30,370)

Net loans	1,516,611	1,459,714
Premises and equipment	45,279	43,886
Goodwill	50,312	50,312
Other assets	72,580	73,161

Total assets	$2,119,475	$2,057,358

Liabilities
Deposits:
Non-interest bearing	$173,430	$175,493
Savings, NOW and money market accounts	653,782	638,023
Certificates of deposit	811,415	814,204

Total deposits	1,638,627	1,627,720
Borrowings from the Federal Home Loan Bank	143,760	118,000
Other borrowings	122,951	99,524
Accrued expenses and other liabilities	20,140	18,961

Total liabilities	1,925,478	1,864,205

Shareholders’ Equity
Preferred stock, par value $.01 per share:
Authorized 10,000,000 shares; none issued	—	—
Common stock, par value $5 per share:
Authorized 50,000,000 shares; issued 15,655,868 shares at March 31, 2008 and 15,694,068 shares at December 31, 2007	78,279	78,470
Paid-in capital	85,286	85,412
Directors’ deferred compensation plan	(1,314)	(1,301)
Retained earnings	29,083	28,751
Accumulated other comprehensive income	2,663	1,821

Total shareholders’ equity	193,997	193,153

Total liabilities and shareholders’ equity	$2,119,475	$2,057,358

*	Derived from audited consolidated financial statements
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Income
(Unaudited; dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2008	2007
Interest Income
Interest and fees on loans	$27,056	$15,338
Interest on investment securities:
Taxable	3,354	1,235
Tax exempt	1,144	318
Interest-bearing bank balances	532	101
Federal funds sold	24	102

Total interest income	32,110	17,094

Interest Expense
Deposits	12,177	6,016
Borrowings from the Federal Home Loan Bank	1,429	827
Other borrowings	1,039	2

Total interest expense	14,645	6,845

Net interest income	17,465	10,249
Provision for credit losses	459	957

Net interest income after provision for credit losses	17,006	9,292

Noninterest Income
Service charges on deposit accounts	2,195	1,483
Gains on sales of mortgage loans	139	76
Other operating income	2,215	1,824

Total noninterest income	4,549	3,383

Noninterest Expense
Personnel expense	9,169	5,318
Occupancy expense	1,162	503
Furniture and equipment expense	1,121	599
Other operating expense	5,728	3,645

Total noninterest expense	17,180	10,065

Income before income taxes	4,375	2,610
Income taxes	1,365	840

Net Income	$3,010	$1,770

Earnings per share:
Basic	$0.19	$0.21
Diluted	$0.19	$0.21

Weighted average shares outstanding:
Basic	15,687,444	8,415,078
Diluted	15,734,813	8,426,763
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Three months ended March 31, 2008 and 2007
(Unaudited; Dollars in thousands)

				Directors’		Accumulated
				Deferred		Other	Total
	Common Stock		Paid-in	Compensation	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Plan	Earnings	Income (loss)	Equity
Balances at December 31, 2006	8,422,610	$42,113	$8,177	$(1,390)	$42,669	$(2,260)	$89,309
Net Income					1,770		1,770
Change in unrealized gain on securities available for sale, net of deferred tax effect						182	182

Comprehensive income							1,952
Cash dividends declared on common stock					(1,439)		(1,439)
Stock-based compensation expense			36				36
Common stock acquired	(10,043)	(50)	(122)	(78)			(250)

Balances at March 31, 2007	8,412,567	$42,063	$8,091	$(1,468)	$43,000	$(2,078)	$89,608

Balances at December 31, 2007	15,694,068	$78,470	$85,412	$(1,301)	$28,751	$1,821	$193,153
Net Income					3,010		3,010
Change in unrealized gain on securities available for sale, net of deferred income taxes						842	842

Comprehensive income							3,852
Cash dividends declared on common stock					(2,678)		(2,678)
Stock-based compensation expense			24				24
Common stock acquired	(38,200)	(191)	(150)	(13)			(354)

Balances at March 31, 2008	15,655,868	$78,279	$85,286	$(1,314)	$29,083	$2,663	$193,997

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

	Three Months Ended
	March 31
	2008	2007
Cash Flow from operating activities
Net Income	$3,010	$1,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,138	557
Securities premium amortization and discount accretion, net	184	29
(Increase) decrease in loans held for sale	(214)	(675)
Deferred income taxes	—	(96)
Increase (decrease) in income taxes payable	1,281	959
(Increase) decrease in income earned but not received	656	(8)
Increase (decrease) in interest accrued but not paid	(660)	(2)
Net increase in other assets	(2,085)	(65)
Net decrease in other liabilities	(2,529)	(56)
Provision for credit losses	459	957
Loss on sale of premises, equipment and other real estate	377	38
Stock based compensation	24	36

Net cash provided by operating activities	1,641	3,444

Cash Flow from investing activities
Purchases of securities available for sale	(35,841)	(12,504)
Proceeds from maturities of securities available for sale	38,732	13,917
Net increase in loans made to customers	(59,040)	(12,994)
Proceeds from sale of premises, equipment and other real estate	1,337	—
Expenditures for improvements to other real estate	(440)	—
Purchases of premises and equipment	(2,452)	(649)
Net (increase) decrease in federal funds sold	1,344	(1,628)

Net cash used for investing activities	(56,360)	(13,858)

Cash Flow from financing activities
Net increase in demand deposits, NOW, money market and savings accounts	13,696	15,963
Net increase (decrease) in time deposits	(2,789)	16,739
Net increase (decrease) in other borrowings	23,426	(165)
Proceeds from borrowings from Federal Home Loan Bank	45,000	100,135
Payments on borrowings from Federal Home Loan Bank	(19,240)	(136,135)
Dividends paid	(2,678)	(1,439)
Common stock acquired	(354)	(250)

Net cash provided by (used for) financing activities	57,061	(5,152)

Increase (decrease) in cash and cash equivalents	2,342	(15,566)
Cash and cash equivalents at the beginning of the period	58,689	46,494

Cash and cash equivalents at the end of the period	$61,031	$30,928

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited; dollars in thousands)

	Three Months Ended
	March 31
	2008	2007
Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$15,305	$6,848
Income Taxes	—	—

Supplemental disclosures of noncash transactions
Transfer of loans to other real estate owned	$1,699	$64
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	1,696	297
Change in deferred income taxes	639	(114)
Change in shareholders’ equity	843	183
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 – Basis of Presentation
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
NewBridge Bancorp (“Bancorp” or the “Company”) is a bank holding company incorporated under the laws of North Carolina (“NC”) and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Bancorp’s principal asset is stock of its banking subsidiary, NewBridge Bank (the “Bank”). Accordingly, throughout this Quarterly Report on Form 10-Q, there are frequent references to the Bank.
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
In accordance with purchase accounting rules, financial information presented for any date or period prior to July 31, 2007 does not include any data for FNB.
Through its branch network, the Bank provides a wide range of banking products to individuals, small to medium-sized businesses and other organizations in its market areas, including interest bearing and non-interest bearing checking accounts, certificates of deposit, individual retirement accounts, overdraft protection, personal and corporate trust services, safe deposit boxes, online banking, corporate cash management, brokerage, financial planning and asset management, mortgage loans and secured and unsecured loans.
In addition, as of March 31, 2008, the Bank also operated three active non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. (“Peoples Finance”), LSB Properties, Inc. (“LSB Properties”) and Prince George Court Holdings, Inc. (“Prince George”). Peoples Finance is a state licensed finance company. As a finance company, Peoples Finance offers secured and unsecured loans to individuals up to a maximum of $30,000 secured, and $10,000 unsecured, as well as dealer originated loans. LSB Properties owns all other real estate of the Bank, other than a condominium project in Georgetown, South Carolina, acquired through a deed-in-lieu of foreclosure, which is owned by Prince George.
The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the

Securities and Exchange Commission (the “SEC”) on March 17, 2008 (SEC File No. 000-11448) (“Bancorp’s 2007 Form 10-K”). This quarterly report should be read in conjunction with Bancorp’s 2007 Form 10-K.
Note 2 — Acquisitions
In the Merger, each share of common stock of FNB outstanding at the effective time of the Merger was converted into the right to receive 1.07 shares of the Company’s common stock. The Company issued approximately $117 million of its common stock to FNB shareholders.
The Merger was accounted for under the purchase method of accounting and was structured to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The Merger resulted in $49.8 million of goodwill and $6.6 million of core deposit intangibles. The goodwill acquired is not tax deductible. The core deposit intangible was determined by an independent valuation and is being amortized over the estimated life of 10 years, based on undiscounted cash flows.
The table below sets forth a summary of the estimated fair values of assets and liabilities of FNB as of July 31, 2007. The Company acquired the assets and assumed the liabilities as of that same date.

(Dollars in thousands)
Cash and cash equivalents	$14,803
Loans receivable, net of allowance for credit losses	632,576
Investment securities	252,223
Premises and equipment	22,523
Core deposit intangible	6,613
Goodwill	49,822
Other assets	50,184
Deposits	(734,131)
Borrowings	(161,044)
Other liabilities	(13,689)

Investment in subsidiary, net of capitalized acquisition costs	$119,880

The Company’s consolidated financial statements include the results of operations of FNB only from the date of acquisition. The following unaudited summary presents the consolidated results of operations of the Company on a pro forma basis for the three months ended March 31, 2007 as if FNB had been acquired on January 1, 2007. The pro forma summary information does not necessarily reflect the results of operations that would have occurred if the Merger had occurred at the beginning of the period presented, or of results which may occur in the future.

A summary of pro forma financial statements is as follows (in thousands):

	Three months ended March 31, 2007
			Pro Forma
	LSB	FNB	adjustments	Total
Net interest income	$10,249	$7,619	$1,912	$19,780
Provision for credit losses	957	54	—	1,011
Non-interest income	3,383	1,288	—	4,671
Non-interest expense	10,065	7,850	286	18,201

Income before income taxes	2,610	1,003	1,626	5,239
Income taxes	840	306	618	1,764

Net income	$1,770	$697	$1,008	$3,475

Note 3 — Net Income Per Share
Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock sharing in the net income of the Company.
A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Three Months Ended
	March 31
	2008	2007
Weighted average number of common shares used in computing basic net income per share	15,687,444	8,415,078
Effect of dilutive stock options	47,369	11,685

Diluted weighted average common shares outstanding	15,734,813	8,426,763

Note 4 — Investment Securities (in thousands)

	March 31, 2008 – Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
State and municipal obligations	$27,894	$536	$(208)	$28,222

	March 31, 2008 - Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agency securities	$106,378	$2,986	$—	$109,364
Mortgage backed securities	129,994	3,887	(40)	133,841
State and municipal obligations	88,866	910	(2,356)	87,420
Federal Home Loan Bank stock	10,081	—	—	10,081
Other equity securities	3,770	691	(228)	4,233

Total	$339,089	$8,474	$(2,624)	$344,939

	December 31, 2007 – Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
State and municipal obligations	$27,901	$430	$(298)	$28,033

	December 31, 2007 – Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agency securities	$140,759	$1,747	$(23)	$142,483
Mortgage backed securities	106,757	2,413	—	109,170
State and municipal obligations	77,788	588	(416)	77,960
Federal Home Loan Bank stock	8,906	—	—	8,906
Other equity securities	2,944	59	—	3,003

Total	$337,154	$4,807	$(439)	$341,522

The following is a schedule of securities in a loss position as of March 31, 2008 (in thousands):

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. government agency obligations	$—	$—	$—	$—	$—	$—
Mortgage backed securities	—	—	1,703	(40)	1,703	(40)
State and municipal obligations	331	(149)	37,024	(2,415)	37,355	(2,564)

Total securities	$331	$(149)	$38,727	$(2,455)	$39,058	$(2,604)

Investment securities with an amortized cost of $206,493,000 and $212,260,000, as of March 31, 2008, and December 31, 2007, respectively, were pledged to secure public deposits and for other purposes. The Bank has obtained $50,000,000 in irrevocable letters of credit, which are used in lieu of securities to pledge against public deposits.
No investment securities have been sold during the three months ended March 31, 2008 or 2007, other than the sale of securities from the mandatory redemption of shares upon VISA Inc.’s initial public offering of stock, as described in Management’s Discussion and Analysis of Financial Condition.
Note 5 — Loans and Allowance for Credit Loss
A summary of consolidated loans follows (in thousands):

	March 31	December 31
	2008	2007
Commercial	$608,541	$571,575
Real estate – construction	245,109	248,222
Real estate – mortgage	600,927	575,139
Installment loans to individuals	90,363	91,826
Other	1,981	3,322

Total loans, net of unearned income	$1,546,921	$1,490,084

Nonperforming assets are summarized as follows (in thousands):

	March 31	December 31
	2008	2007
Nonaccrual loans	$16,438	$12,236
Restructured loans	461	651
Accruing loans which are contractually past due 90 days or more	1,675	72

Total nonperforming loans	18,574	12,959
Other real estate	4,824	4,280

Total nonperforming assets	$23,398	$17,239

Nonperforming loans to loans outstanding at end of period	1.20%	0.87%
Nonperforming assets to total assets at end of period	1.10%	0.84%
Impaired loans and related information are summarized in the following tables (in thousands):

	March 31	December 31
	2008	2007
Loans specifically identified as impaired
Commercial and real estate	$53,081	$47,133
Consumer	2,087	1,857

Total	$55,168	$48,990

Allowance for credit losses associated with impaired loans	$11,037	$11,128

	Three Months Ended
	March 31
	2008	2007
Average balances of impaired loans	$49,799	$11,544

Interest income recorded for impaired loans	$603	$159

The Bank’s policy for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Bank generally considers loans 90 days or more past due and all nonaccrual loans to be impaired.
An analysis of the changes in the allowance for credit losses follows (in thousands):

	Three Months Ended
	March 31
	2008	2007
Balance, beginning of period	$30,370	$9,564
Provision for credit losses	459	957
Net charge-offs	(519)	(799)

Balance, end of period	$30,310	$9,722

At March 31, 2008, loans totaling $12,565,000 were held for sale, and stated at the lower of cost or market on an individual basis.

Note 6 — Recent Accounting Pronouncements
The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”), as of January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value of assets and liabilities for financial statement purposes and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy with the highest level priority given to quoted prices in active markets for identical assets or liabilities. The next level of priority is given to other than quoted prices that are observable for the asset or liability while the least priority is given to unobservable inputs. The fair value measurement requirements in SFAS 157 supersedes the requirements of various other statements of the Financial Accounting Standards Board (“FASB”) that required fair value valuation and establishes a more consistent basis for determining the fair value. SFAS 157 does not establish any new fair value measurements.
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which delayed until the first quarter of 2009 the effective date of SFAS 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company reports fair value on a limited basis, most notably for available for sale investment securities. However, impairment, which could result in reporting at fair value, is considered for other purposes including impaired loans, and mortgage loans held for sale. The adoption of SFAS 157 did not result in any material effect on the Company’s financial position or operating results.
The Company’s nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP No. 157-2 include goodwill, core deposit intangibles, net property and equipment and other real estate, which primarily represents collateral that is received in satisfaction of troubled loans. The Company does not expect that the adoption of SFAS 157 for these nonfinancial assets and liabilities will have a material impact on its financial position or results of operations.
The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):
March 31, 2008- Assets measured at fair value

	Quoted prices in active	Significant other	Significant
	markets for identical	observable inputs	unobservable inputs
	assets (Level 1)	(Level 2)	(Level 3)
Available for sale securities	257,519	87,420	—
Mortgage loans held for sale	—	12,565	—
Impaired loans, net of specific allowance	—	—	44,131

Total	257,519	99,985	44,131

The Company has also adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB 115” (“SFAS 159”). SFAS 159 permits entities to elect to report eligible financial instruments at fair value subject to conditions stated in the pronouncement including adoption of SFAS 157 discussed above. The purpose of SFAS 159 is to improve financial reporting by mitigating volatility in earnings related to current reporting requirements. The Company adopted SFAS 159 effective January 1, 2008 and did not elect the fair value option for any asset or liability.

Note 7 — Stock Compensation Plans
Effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation arrangements in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) using the modified prospective method of transition. Under the provisions of SFAS 123(R), the estimated fair value of stock-based awards granted under the LSB Comprehensive Equity Compensation Plan for Directors and Employees and the FNB Omnibus Equity Compensation Plan, discussed in Bancorp’s Form 10-K for the fiscal year ended December 31, 2007, is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123(R) for all share based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.
Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with APB 25 “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.
The Company recorded $24,000, or less than $0.01 per diluted share and $36,000, or less than $0.01 per diluted share, of total stock-based compensation expense for the three-month periods ended March 31, 2008 and March 31, 2007, respectively, pursuant to the provisions of SFAS 123(R). The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related options and is reported under personnel expense. This expense had no impact on the Company’s reported cash flows. As of March 31, 2008, there was $145,000 of total unrecognized stock-based compensation expense. This expense will be fully recognized by March of 2012.
For purposes of determining estimated fair value under SFAS 123(R), the Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and, for options granted prior to December 31, 2007, has applied the assumptions set forth in Bancorp’s 2007 Form 10-K. During the first quarter of 2008, 18,000 stock options, with an average exercise price of $9.71, were granted to employees. The fair value of these grants is based on the following assumptions:

Dividend yield	7.40%
Risk-free interest rate	2.50%
Expected stock volatility	36.32%
Expected years until exercise	6.25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operations during the time periods required by Item 303 of Regulation S-K for NewBridge Bancorp (“Bancorp” or the “Company”) and its wholly-owned subsidiary NewBridge Bank (the “Bank”).
The consolidated financial statements also include the accounts and results of operations of the Bank’s wholly-owned subsidiaries. This discussion and analysis is intended to complement the unaudited financial statements, notes and supplemental financial data in this Quarterly Report on Form 10-Q, and should be read in conjunction therewith.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of Bancorp including but not limited to Bancorp’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation: (1) the strength of the United States economy generally, and the strength of the local economies in which Bancorp conducts operations, may be different than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Bancorp’s loan portfolio and allowance for credit losses; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”); (3) inflation, deflation, interest rate, market and monetary fluctuations; (4) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate and market liquidity conditions) and the impact of such conditions on Bancorp’s capital markets and capital management activities; (5) the timely development of competitive new products and services by Bancorp and the acceptance of these products and services by new and existing customers; (6) the willingness of customers to accept third party products marketed by Bancorp; (7) the willingness of customers to substitute competitors’ products and services for Bancorp’s products and services and vice versa; (8) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking and securities); (9) technological changes; (10) changes in consumer spending and saving habits; (11) the effect of corporate restructurings, acquisitions and/or dispositions, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (12) the growth and profitability of Bancorp’s noninterest income being less than expected; (13) unanticipated regulatory or judicial proceedings; (14) the impact of changes in accounting policies by the Financial Accounting Standards Board (the “FASB”); (15) adverse changes in financial performance and/or condition of Bancorp’s borrowers which could impact repayment of such borrowers’ outstanding loans; and (16) Bancorp’s success at managing the risks involved in the foregoing. Bancorp cautions that the foregoing list of important factors is not all inclusive. See also those risk factors identified in the section headed “Risk Factors”, beginning on page 15 of Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2008 (“Bancorp’s 2007 Form 10-K”). Bancorp undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time by or on behalf of Bancorp.

Introduction
Bancorp is a bank holding company incorporated under the laws of North Carolina (“NC”) and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Bancorp’s principal asset is stock of its banking subsidiary, the Bank.
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
In accordance with purchase accounting rules, financial information presented for any date or period prior to July 31, 2007 does not include any data for FNB.
The Company’s results of operations are dependent primarily on the results of operations of the Bank and thus are dependent to a significant extent on net interest income, which is the difference between the income earned on the Bank’s loan and investment portfolios and cost of funds, consisting of interest paid on deposits and borrowings. Results of operations are also affected by the Company’s provision for credit losses, mortgage loan sales activities, service charges and other fee income, and noninterest expense. The Company’s noninterest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, professional fees, and advertising and business promotion expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.
The Bank faces competition in both the attraction of deposit accounts and in the origination of mortgage, commercial, and consumer loans. The most direct competition for deposits has historically derived from other commercial banks located in and around the counties in which the Bank maintains banking offices. The Bank also competes for deposits with both regional and super-regional banks, and money market instruments and mutual funds. The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Competition for loans also comes principally from other commercial banks, including offices of regional and super-regional banks, located in and around the areas in which the Bank maintains banking offices. Competition for deposits and loans is likely to continue to increase as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Legislation permits affiliation among banks, securities firms and insurance companies, and further legislation will likely continue to change the competitive environment in which the Bank does business.
The following discussion and analysis is presented on a consolidated basis and focuses on the major components of the Company’s operations and significant changes in its results of operations for the periods presented. For further information, refer to the Consolidated Financial Statements and notes thereto included in Bancorp’s 2007 Form 10-K.

Application of Critical Accounting Policies
The accounting and reporting policies of the Company and its subsidiary comply with accounting principles generally accepted in the United States and conform to standards within the banking industry. The preparation of the financial information contained in this Quarterly Report on Form 10-Q requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s management evaluates these estimates on an ongoing basis. The following is a summary of the allowance for credit losses, one of the most complex and judgmental accounting policies of the Company.
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
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Net Interest Income
The primary source of earnings for the Bank is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.
Net interest income for the first quarter of 2008, on a taxable equivalent basis, was $17.9 million, an increase of $7.5 million or 72.7%, from $10.4 million for the first quarter of 2007. This was primarily due to substantial increases in both earning assets and interest-bearing liabilities as a result of the Merger. Average earning assets in the first quarter of 2008 increased $959.7 million, or 103.5%, to $1.89 billion, compared to $927.3 million in the first quarter of 2007. Average interest-bearing liabilities for the first quarter of 2008 increased $903.1 million, or 114.8%, to $1.69 billion, compared to $786.7 million for the first quarter of 2007.
The taxable-equivalent net interest margin for the first quarter of 2008 decreased to 3.81%, compared to 4.53% for 2007, a decline of 72 basis points. The market for deposits continued to be very competitive, requiring the Bank to offer high-yield deposit products in order to attract deposits. As a result of the high yields on deposits, the Bank has utilized wholesale funding during the quarter to minimize current and future funding cost. In the first quarter of 2008, the average yield on earning assets decreased by 59 basis points from the comparable period in 2007, while the average rate on interest-bearing liabilities decreased by 4 basis points during the same time period, which resulted in a decrease in the interest rate spread in the first quarter of 2008 of 55 basis points compared to the first quarter of 2007.
The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three months ended March 31, 2008 and 2007.

(Fully taxable equivalent basis1, in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
		Interest	Annualized			Interest	Annualized
	Average	Income/	Average	Average		Income/	Average
	Balance	Expense	Yield/Rate	Balance		Expense	Yield/Rate
Earning assets:
Loans receivable[2]	$1,512,683	$27,200	7.23%	$770,366		$15,338	8.07%
Taxable securities	245,854	3,523	5.76	109,716		1,235	4.57
Tax exempt securities	110,390	1,540	5.61	32,282		419	5.26
Equity securities	9,468	141	5.99	4,711		68	5.85
Interest-bearing bank balances	5,888	93	6.35	2,196		33	6.09
Federal funds sold	2,750	24	3.51	7,980		102	5.18

Total earning assets	1,887,033	32,521	6.93	927,251		17,195	7.52

Non-earning assets:
Cash and due from banks	50,005			29,191
Premises and equipment	44,838			20,094
Other assets	122,079			16,571
Allowance for credit losses	(30,228)			(9,615)

Total assets	$2,073,727	$32,521		$983,492		$17,195

Interest-bearing liabilities:
Savings deposits	$41,724	$20	0.19%	$30,364		$26	0.35%
NOW deposits	171,630	256	0.60	131,893		225	0.69
Money market deposits	439,419	3,235	2.96	272,181	[5]	2,330	3.47
Time deposits	814,506	8,666	4.28	290,126		3,435	4.80
Other borrowings	91,992	1,039	4.54	703		2	1.15
Borrowings from Federal Home Loan Bank	130,521	1,429	4.40	61,433		827	5.46

Total interest-bearing liabilities	1,689,792	14,645	3.49	786,700		6,845	3.53

Other liabilities and shareholders’ equity:
Demand deposits	169,208			100,724	[5]
Other liabilities	19,462			5,855
Shareholders’ equity	195,265			90,213

Total liabilities and shareholders’ equity	$2,073,727	14,645		$983,492		6,845

Net interest income and net interest margin[3]		$17,876	3.81%			$10,350	4.53%

Interest rate spread[4]			3.44%				3.99%

[1]
Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $411,000 for 2008 and $101,000 for 2007.

[2]
The average loans receivable balances include non-accruing loans. Amortization of loan fees, net of deferred costs, of $358 and $369 for the three months ended March 31, 2008 and 2007, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

[5]	For 2007, an average of $51,793 of certain deposits previously reported as demand deposits have been reclassified to money market deposits.

Noninterest Income and Expense
In the first quarter of 2008, noninterest income increased to $4.5 million, from $3.4 million during the same period in 2007. The increase in noninterest income was primarily due to higher service charges and other fees as a result of the additional volume of transaction accounts which were acquired in the Merger. Service charge income increased to $2.2 million in the first quarter of 2008 from $1.5 million in the first quarter of 2007, an increase of 48.0%. In addition, noninterest income in the first quarter of 2008 includes $249,000 of income on bank-owned life insurance and $370,000 of gain on the sale of securities from the mandatory redemption of shares upon VISA Inc.’s initial public offering of stock, as well as a $274,000 loss on the sale of real estate.
In the first quarter of 2008, noninterest expense increased to $17.2 million from $10.1 million in the first quarter of 2007. Personnel, occupancy and furniture and equipment expenses increased as a result of the increase in the number of personnel employed by the Company and the number of offices owned and leased as a result of the Merger. Personnel expense increased from $5.3 million in the first quarter of 2007 to $9.2 million in the first quarter of 2008, an increase of 72.4%, while occupancy expense increased from $0.5 million to $1.2 million, or 131.0% and furniture and equipment expense rose from $0.6 million to 1.1 million, or 87.1%.
The following table presents the details of Other Operating Income and Expenses.
Other Operating Income and Expenses (dollars in thousands)

	Three Months Ended
	March 31,		Percentage
	2008	2007	Variance
Other operating income:
Bankcard income	$624	$598	4.3%
Fee income	790	510	54.9
Investment services commissions	143	255	(43.9)
Insurance commissions	39	24	62.5
Trust income	144	170	(0.7)
Gain (loss) on sale of securities	370	—	—
Gain (loss) on sale of real estate	(274)	17	NM
Income on bank-owned life insurance	249	—	—
Other income	130	250	48.0

	$2,215	1,824	21.4

Other operating expenses:
Advertising	$457	$122	274.6%
Automated services	1,380	1,079	27.9
Bankcard expense	564	509	10.8
Legal and professional fees	971	552	75.9
Postage	254	175	45.1
Stationery, printing and supplies	295	184	60.3
OREO expense	255	120	112.5
Other expense	1,552	904	71.7

	$5,728	$3,645	57.1

Asset Quality and Allowance for Credit losses
The Company’s allowance for credit losses is analyzed quarterly by management. This analysis includes a methodology that segments the loan portfolio into homogeneous loan classifications and considers the current status of the portfolio, historical charge-off experience, current levels of delinquent, impaired and non-performing loans and their underlying collateral values, as well as economic and other risk factors. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology employed and other analytical measures in comparison to a group of peer banks. Management believes the allowance for credit losses is sufficient to absorb known risk in the portfolio. The Company, like many financial institutions, will likely face a challenging credit environment in the coming months, as a result of the overall economic slowdown in the region and the nation. The majority of the Bank’s loan portfolio is comprised of loans secured by real estate, and is therefore subject to risk as a result of the weakening real estate market. No assurances can be given that future economic conditions will not adversely affect borrowers and result in increases in credit losses and non-performing asset levels.
At March 31, 2008, the allowance for credit losses was $30.3 million or 1.96% of loans outstanding compared to $30.4 million or 2.04% of loans outstanding at December 31, 2007, and $9.7 million or 1.26% of loans outstanding at March 31, 2007. At March 31, 2008, the allowance for credit losses was 1.63 times nonperforming loans compared to 2.34 times at December 31, 2007 and 1.57 times at March 31, 2007. Based on analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for credit losses to be adequate. Additional information regarding the allowance for credit losses is presented in the table Asset Quality Analysis, on the following page.
The provision for credit losses charged to operations for the three months ended March 31, 2008 totaled $459,000, compared to $957,000 for the three months ended March 31, 2007. Net charge-offs for the three months ended March 31, 2008 were $519,000, or 0.14% of average loans outstanding on an annualized basis, compared to net charge-offs of $799,000, or 0.42% of average loans outstanding on an annualized basis, for the three months ended March 31, 2007.
Nonaccrual loans totaled $16.4 million at March 31, 2008, compared to $12.2 million at year end 2007 and $4.2 million at March 31, 2007. The increase from the 2007 year-end is primarily driven by a $4.0 million increase in non-accrual loans, while the change from the prior year was also due to the increased size of the loan portfolio as a result of the Merger. Foreclosed real estate was $4.8 million at March 31, 2008, $4.3 million at December 31, 2007, and $3.8 million at March 31, 2007. Restructured loans totaled $461,000 at March 31, 2008, $651,000 at December 31, 2007, and $97,000 at March 31, 2007. Approximately $1.7 million was transferred from loans into other real estate owned (“OREO”) and approximately $1.6 million of such assets were disposed of during the first three months of 2008. A net loss of $274,000 has been recorded on disposition of OREO in the current year, compared to a net gain of $17,000 in the first quarter of 2007. The Company took no writedowns of OREO during either the first three months of 2008 or 2007. Total non-performing assets (comprised of nonaccrual loans, restructured loans and OREO) increased to $23.4 million, or 1.10% of total assets, at March 31, 2008, from $17.2 million, or 0.84% of total assets, at December 31, 2007 and $10.0 million, or 1.02% of total assets, a year ago.
During the second quarter of 2005, Prince George Court Holdings, Inc, a subsidiary of the Bank, acquired a partially completed residential condominium development project in Georgetown, SC by means of a deed in lieu of foreclosure in satisfaction of a $3.4 million loan previously made to develop the project. Writedowns were taken for $400,000 in 2005 and $1.0 million in 2006. In the first quarter of 2007, the Bank began to build out the project in preparation for future sale. It is estimated that the build out will be completed during the third quarter of 2008. In the fourth quarter of 2007, management decided to immediately make the property available for sale, and made an additional $2.0 million writedown. The Bank continues to pursue opportunities to sell the partially completed property, if such a sale could be executed under terms favorable to the Bank. At March 31, 2008, the property is carried on the books at approximately $1.4 million.

Asset Quality Analysis	Three Months Ended		Year Ended		Three Months Ended
(Dollars in thousands)	March 31		December 31		March 31
	2008		2007		2007
Allowance for credit losses:
Beginning balance	$30,370		$9,564		$9,564
Provision for credit losses	459		18,952		957
Net charge-offs	(519)		(8,456)		(799)
Allowance acquired via merger	—		10,310		—

Ending balance	$30,310		$30,370		$9,722

Non performing Assets:
Non-performing loans:
Nonaccrual loans	$16,438		$12,236		$4,231
Restructured loans	461		651		97
Loans 90 days or more past due and still accruing	1,675		72		1,878

Total non-performing loans	18,574		12,959		6,206
Other real estate	4,824		4,280		3,803

Total non-performing assets	$23,398		$17,239		$10,009

Asset Quality Ratios:
Nonperforming loans to loans outstanding at end of period	1.20%		0.87%		0.80%
Nonperforming assets to total assets at end of period	1.10		0.84		1.02
Net charge-offs as a percentage of average loans outstanding during the period	0.14	*	0.79		0.41	*
Allowance for credit losses as a percentage of loans outstanding at end of period	1.96		2.04		1.26
Ratio of allowance for credit losses to nonperforming loans	1.63	X	2.34	X	1.57	X

*	Denotes annualized
Income Taxes
The Company’s provision for income taxes totaled $1.4 million for the first quarter of 2008 and $840,000 for the same period in 2007. The increase in the provision for 2008, compared to the prior year, results primarily from the increase in taxable income. The Company’s effective tax rate was 31.2% for the three-month period ended March 31, 2008, compared to 32.2% for the first quarter of 2007. The decline in the effective rate is primarily as a result of increased interest income on investments which are exempt from federal and state income taxes.
During 2003, the Bank purchased an investment tax credit partnership interest for $540,000. The partnership was expected to yield $1.0 million in tax credits over the years 2003 to 2009. Actual credits applied to the three months ended March 31, 2008 and 2007, were $50,000 and $51,000, respectively. The Company accounts for tax credits using the flow-through method, thereby reducing income tax expense in the year in which the credits were received.
Risk Management
It is the design of risk management to ensure long-range profitability performance, minimize risk, adhere to proper liquidity and maintain sound capital. To meet these objectives, the process of asset/liability management monitors the exposure to interest rate risk, balance sheet trends, pricing policies and liquidity position. Reports regarding Credit, Asset/Liability, Market, and Operational Risks are regularly provided to the Bank’s Board of Directors.
Risk management practices include key elements such as independent checks and balances, formal authority limits, policies and procedures and portfolio management performed by experienced personnel.
Interest Rate Risk Management
Interest rate risk management is a part of the Bank’s overall asset/liability management process. The primary oversight of asset/liability management rests with the Bank’s Asset and Liability Committee, which is comprised of senior management. The Committee meets on a regular basis to review the asset/liability management activities of the Bank and monitor compliance with established policies. Activities of the Asset and Liability Committee are reported to the Risk Management Committee of the Bank’s Board of Directors.
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
The Bank utilizes a computer based interest rate risk simulation model. This comprehensive model includes rate sensitivity gap analysis, rate shock net interest income analysis, and present value of equity analysis, under various rate shock scenarios. The Bank uses this model to monitor interest rate risk on a quarterly basis and to detect trends that may affect the overall net interest income for the Bank. This simulation incorporates the dynamics of balance sheet and interest rate changes and calculates the related effect on net interest income. As a result, this analysis more accurately projects the risk to net interest income over the upcoming twelve-month period, compared to the traditional gap analysis. The Bank’s asset/liability policy provides guidance for levels of interest rate risk and potential remediations, if necessary, to mitigate excessive levels of risk. The modeling results indicate the Bank is subject to an acceptable level of interest rate risk. The Bank is asset sensitive based on the results of its simulation model, as well as actual experience, which means that falling interest rates could result in a reduced amount of net interest income. The Bank is not subject to other types of market risk, such as foreign currency exchange rate risk, commodity or equity price risk.
Liquidity Management
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
During the first three months of 2008, the Company had net cash provided by operating activities of $1.6 million, compared to $3.4 million of net cash provided by operating activities in the first three months of 2007. This decrease is primarily attributable to changes in other assets and other liabilities, comprised of a number of small items.

Net cash used for investing activities for the first three months of 2008 was $56.4 million, compared to net cash used for investing activities in the first three months of 2007 of $13.9 million. This change is primarily attributable to a large increase in cash used to make loans to customers. The Company recorded an increase in loans made to customers of $59.0 million dollars during the first quarter of 2008, compared to an increase of $13.0 million during the first quarter of 2007. The cash used in 2008 was partially offset by $1.3 million in cash received from the sale of premises, equipment and other real estate, and a $1.3 million decrease in federal funds sold.
During the three months ended March 31, 2008, financing activities provided $57.1 million, compared to net cash used by financing activities of $5.2 million during the same period of 2007. The change was primarily the result of borrowings from and payments to the Federal Home Loan Bank (“FHLB”). In the first quarter of 2008, the Company had net borrowings from the FHLB of $25.8 million, and the Company also increased its federal funds purchased by $26.0 million, and had a net increase of $10.9 million in customer deposits. All of these borrowings were used primarily to fund loan growth. In the first quarter of 2007, the Company had net payments to the FHLB of $36.0 million. These payments to the FHLB were partially offset by an increase in customer deposits of $32.7 million.
Cash and cash equivalents totaled $61.0 million at March 31, 2008, compared to $58.7 million at December 31, 2007 and $30.9 million at March 31, 2007.
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
Capital Resources and Shareholders’ Equity
Bancorp’s stock repurchase program was originally announced in November 1998. It was subsequently amended and extended in August 1999, May 2004 and May 2006. On October 17, 2007, the Board of Directors of Bancorp approved a further extension through May 31, 2009, and authorized Bancorp to repurchase up to 650,000 additional shares of Bancorp’s common stock under the extended program. Immediately prior to the most recent extension 135,187 shares remained available under the program for repurchase by Bancorp. Under the stock repurchase program, Bancorp may repurchase its common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. Management believes that the stock repurchase program assists in the goal of building shareholder value and maintaining appropriate capital levels.
The following table provides certain information on the activity of Bancorp’s stock repurchase program during the first quarter of 2008.

Issuer Purchases of Equity Securities

	Total		Total Shares	Maximum Number
	Number of	Average	Purchased Pursuant	of Shares that may
	Shares	Price Paid	to Publicly	yet be Purchased
Month	Purchased	Per Share	Announced Plan	Under the Plan
January 1 – January 31	0	$0	0	654,620
February 1 – February 29	0	$0	0	654,620
March 1 – March 31	38,200	$8.91	38,200	616,420

Total	38,200	$8.91	38,200

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Commissioner of Banks in North Carolina, the Board of Governors of the Federal Reserve and the Federal Deposit Insurance Corporation, which are the primary regulatory agencies for the Bank and the Company, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines.
As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of March 31, 2008.

	Regulatory Capital
	Well	Adequately
	Capitalized	Capitalized	Company	Bank
Total Capital	10.0%	8.0%	10.96%	10.81%
Tier 1 Capital	6.0	4.0	9.69	9.54
Leverage Capital	5.0	4.0	7.73	7.61
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
The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The Company is asset sensitive over the near term, which means that falling interest rates could result in a reduced amount of net interest income. The monitoring of interest rate risk is part of the Company’s overall asset/liability management process. The primary oversight of asset/liability management rests with the Bank’s Asset and Liability Committee. The Committee meets on a regular basis to review asset/liability activities and to monitor compliance with established policies. Activities of the Asset and Liability Committee are reported to the Risk Management Committee of the Bank’s Board of Directors.
The Company has not experienced any material changes in portfolio risk since the end of the fiscal year ended December 31, 2007.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
The Company’s management, including its Chief Executive Officer (“CEO”), President, Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. Based upon that evaluation, the Company’s CEO, President, CFO and CAO each concluded that as of March 31, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.
Changes in internal control over financial reporting
There have been no changes to the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There have been no material changes to the Company’s Risk Factors as previously disclosed in Bancorp’s 2007 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the first quarter of 2008. See “Capital Resources and Shareholders’ Equity” and “Issuer Purchases of Equity Securities” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about the Company’s repurchases of its common stock in the quarter ended March 31, 2008 under its publicly announced stock repurchase program, which information is incorporated herein by reference.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit
No.	Description

3.1	Articles of Incorporation, and amendments thereto, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

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

Exhibit
No.	Description
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

10.26	Change of Control Severance Plan of FNB Southeast which is incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on May 25, 2005 (SEC File No. 000-13086).

10.27	NewBridge Bancorp Amended and Restated Long Term Stock Incentive Plan, formerly the “FNB Long Term Stock Incentive Plan” (the “2006 Omnibus Plan”), dated March 19, 2008.

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

Exhibit
No.	Description
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

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2008	NEWBRIDGE BANCORP (Registrant)
	By:	/s/ Michael W. Shelton
	Name:	Michael W. Shelton
	Title:	Executive Vice President and Chief Financial Officer (Authorized Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.27	NewBridge Bancorp Amended and Restated Long Term Stock Incentive Plan, formerly the “FNB Long Term Stock Incentive Plan” (the “2006 Omnibus Plan”), dated March 19, 2008.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”).

31.02	Certification Pursuant to Section 302 of SOX.

32.01	Certification Pursuant to Section 906 of SOX.