Form 10-Q
period 2008-06-30
NEWBRIDGE BANCORP
filed 2008-08-11
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended:
June 30, 2008
Commission File Number: 000-11448
NewBridge Bancorp
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1348147
(State of Incorporation)	(I.R.S. Employer Identification No.)

1501 Highwoods Boulevard, Suite 400
Greensboro, North Carolina	27410
(Address of principal executive offices)	(Zip Code)
(336) 369-0900
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☑
At August 4, 2008, 15,655,868 shares of the registrant’s common stock were outstanding.

NEWBRIDGE BANCORP
FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
NewBridge Bancorp and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30	December 31
	2008 (Unaudited)	2007*
Assets
Cash and due from banks	$45,360	$54,011
Interest-bearing bank balances	13,084	4,678
Federal funds sold	1,390	2,173
Investment securities:
Held to maturity, market value $27,783 at June 30, 2008 and $28,033 at December 31, 2007	27,809	27,901
Available for sale	206,117	341,522
Loans	1,574,141	1,490,084
Less allowance for credit losses	(31,281)	(30,370)

Net loans	1,542,860	1,459,714
Premises and equipment	45,564	43,886
Goodwill	50,312	50,312
Other assets	130,483	73,161

Total assets	$2,062,979	$2,057,358

Liabilities
Deposits:
Non-interest bearing	$176,510	$175,493
Savings, NOW and money market accounts	642,065	638,023
Certificates of deposit	859,260	814,204

Total deposits	1,677,835	1,627,720
Borrowings from the Federal Home Loan Bank	103,000	118,000
Other borrowings	76,878	99,524
Accrued expenses and other liabilities	17,533	18,961

Total liabilities	1,875,246	1,864,205

Shareholders’ Equity
Preferred stock, par value $.01 per share:
Authorized 10,000,000 shares; none issued	—	—
Common stock, par value $5 per share:
Authorized 50,000,000 shares; issued 15,655,868 shares at June 30, 2008 and 15,694,068 shares at December 31, 2007	78,279	78,470
Paid-in capital	85,315	85,412
Directors’ deferred compensation plan	(641)	(1,301)
Retained earnings	26,682	28,751
Accumulated other comprehensive income	(1,902)	1,821

Total shareholders’ equity	187,733	193,153

Total liabilities and shareholders’ equity	$2,062,979	$2,057,358

*	Derived from audited consolidated financial statements
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Income
(Unaudited; dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$25,339	$15,660	$52,680	$30,998
Interest on investment securities:
Taxable	3,173	1,253	6,527	2,488
Tax exempt	1,210	297	2,354	615
Interest-bearing bank balances	226	89	473	190
Federal funds sold	8	118	32	220

Total interest income	29,956	17,417	62,066	34,511

Interest Expense
Deposits	10,845	6,319	23,022	12,335
Borrowings from the Federal Home Loan Bank	1,556	848	2,985	1,675
Other borrowings	879	2	1,918	4

Total interest expense	13,280	7,169	27,925	14,014

Net interest income	16,676	10,248	34,141	20,497
Provision for credit losses	5,567	1,191	6,026	2,148

Net interest income after provision for credit losses	11,109	9,057	28,115	18,349

Noninterest Income
Service charges on deposit accounts	2,246	1,675	4,441	3,158
Gains on sales of mortgage loans	102	76	241	152
Gain on sales of investment securites	2,104	—	2,474	—
Other operating income	2,329	1,674	4,174	3,498

Total noninterest income	6,781	3,425	11,330	6,808

Noninterest Expense
Personnel expense	9,410	5,291	18,579	10,609
Occupancy expense	1,096	496	2,258	999
Furniture and equipment expense	1,005	593	2,126	1,192
Other operating expense	5,984	3,586	11,712	7,231

Total noninterest expense	17,495	9,966	34,675	20,031

Income before income taxes	395	2,516	4,770	5,126
Income taxes	135	807	1,500	1,647

Net Income	$260	$1,709	$3,270	$3,479

Earnings per share:
Basic	$0.02	$0.20	$0.21	$0.41
Diluted	$0.02	$0.20	$0.21	$0.41

Weighted average shares outstanding:
Basic	15,655,868	8,400,721	15,671,656	8,408,925
Diluted	15,720,286	8,404,524	15,727,854	8,418,100
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Six months ended June 30, 2008 and 2007
(Unaudited; dollars in thousands)

				Directors’		Accumulated
				Deferred		Other	Total
	Common Stock		Paid-in	Compensation	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Plan	Earnings	Income (loss)	Equity
Balances at December 31, 2006	8,422,610	$42,113	$8,177	$(1,390)	$42,669	$(2,260)	$89,309
Net Income					3,479		3,479
Change in unrealized gain on securities available for sale, net of deferred tax effect						(228)	(228)

Comprehensive income							3,251
Cash dividends declared on common stock					(2,865)		(2,865)
Stock-based compensation expense			80				80
Common stock acquired	(31,862)	(159)	(316)	314			(161)

Balances at June 30, 2007	8,390,748	$41,954	$7,941	$(1,076)	$43,283	$(2,488)	$89,614

Balances at December 31, 2007	15,694,068	$78,470	$85,412	$(1,301)	$28,751	$1,821	$193,153
Net Income					3,270		3,270
Change in unrealized gain on securities available for sale, net of deferred income taxes						(3,723)	(3,723)

Comprehensive income							(453)
Cash dividends declared on common stock					(5,339)		(5,339)
Stock-based compensation expense			53				53
Common stock acquired	(38,200)	(191)	(150)	660			319

Balances at June 30, 2008	15,655,868	$78,279	$85,315	$(641)	$26,682	$(1,902)	$187,733

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

	Six Months Ended
	June 30
	2008	2007
Cash Flow from operating activities
Net Income	$3,270	$3,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,284	1,116
Securities premium amortization and discount accretion, net	397	57
(Increase) decrease in loans held for sale	1,960	2,305
Deferred income taxes	(1,917)	(96)
Increase (decrease) in income taxes payable	(2,427)	(545)
(Increase) decrease in income earned but not received	2,827	(18)
Increase (decrease) in interest accrued but not paid	(1,046)	168
Net increase in other assets	3,101	(555)
Net increase in other liabilities	2,046	38
Provision for credit losses	6,026	2,148
Loss on sale of premises, equipment and other real estate	428	36
Stock based compensation	53	80

Net cash provided by operating activities	17,002	8,213

Cash Flow from investing activities
Proceeds from maturities of securities held to maturity	—	1,964
Purchases of securities available for sale	(74,951)	(31,458)
Proceeds from sales and maturities of securities available for sale	146,915	23,494
Net increase in loans made to customers	(95,471)	(38,426)
Proceeds from sale of premises, equipment and other real estate	2,603	2
Expenditures for improvements to other real estate	(874)	—
Purchases of premises and equipment	(3,700)	(1,104)
Net (increase) decrease in federal funds sold	783	(4,514)

Net cash used in investing activities	(24,695)	(50,042)

Cash Flow from financing activities
Net increase in demand deposits, NOW, money market and savings accounts	5,059	13,618
Net increase in time deposits	45,056	21,493
Net decrease in other borrowings	(22,647)	(231)
Proceeds from borrowings from Federal Home Loan Bank	144,100	189,135
Payments on borrowings from Federal Home Loan Bank	(159,100)	(193,135)
Dividends paid	(5,339)	(2,865)
Common stock acquired	319	(161)

Net cash provided by financing activities	7,448	27,854

Decrease in cash and cash equivalents	(245)	(13,975)
Cash and cash equivalents at the beginning of the period	58,689	46,494

Cash and cash equivalents at the end of the period	$58,444	$32,519

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited; dollars in thousands)

	Six Months Ended
	June 30
	2008	2007
Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$28,971	$13,845
Income Taxes	3,500	2,317

Supplemental disclosures of noncash transactions
Transfer of loans to other real estate owned	$3,843	$1,453
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	(5,946)	(371)
Change in deferred income taxes	2,223	143
Change in shareholders’ equity	(3,723)	(228)
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
Note 1  —  Basis of Presentation
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
The Bank, a NC chartered non-member bank, is the successor entity to Lexington State Bank (“LSB Bank”), which was incorporated on July 5, 1949. As a result of the Merger, Bancorp acquired FNB Southeast, a NC chartered member bank, the sole banking subsidiary of FNB. On November 12, 2007, FNB Southeast merged with and into LSB Bank (the “Bank Merger”) and the surviving bank changed its name to “NewBridge Bank”.
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
In addition, as of June 30, 2008, the Bank also operated three active non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. (“Peoples Finance”), LSB Properties, Inc. (“LSB Properties”) and Prince George Court Holdings, Inc. (“Prince George”). Peoples Finance is a state licensed finance company. As a finance company, Peoples Finance offers secured and unsecured loans to individuals up to a maximum of $30,000 secured, and $10,000 unsecured, as well as dealer originated loans. The Company announced during the second quarter of 2008 that Peoples Finance will no longer proactively solicit new loans to the NewBridge Bank loan portfolio. As of June 30, 2008, Peoples Finance had approximately $11.2 million of loans outstanding. LSB Properties owns the majority of other real estate of the Bank, while Prince George owns a condominium project in Georgetown, South Carolina, acquired through a deed-in-lieu of foreclosure, as described in greater detail in Item 2.- Management’s

Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Asset Quality and Allowance for Credit losses”.
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

The Company’s consolidated financial statements include the results of operations of FNB only from the date of acquisition. The following unaudited summary presents the consolidated results of operations of the Company on a pro forma basis for the six months ended June 30, 2007 as if FNB had been acquired on January 1, 2007. The pro forma summary information does not necessarily reflect the results of operations that would have occurred if the Merger had occurred at the beginning of the period presented, or of results which may occur in the future.

A summary of pro forma financial statements is as follows (in thousands):

	Six months ended June 30, 2007
			Pro Forma
	LSB	FNB	adjustments	Total
Net interest income	$20,497	$14,987	$3,639	$39,123
Provision for credit losses	2,148	(356)	—	1,792
Non-interest income	6,808	7,648	—	14,456
Non-interest expense	20,031	15,567	331	35,929

Income before income taxes	5,126	7,424	3,308	15,858
Income taxes	1,647	2,152	1,257	5,056

Net income	$3,479	$5,272	$2,051	$10,802

Note 3  —  Net Income Per Share
Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options and restricted stock grants were exercised, resulting in the issuance of common stock sharing in the net income of the Company.
A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Weighted average number of common shares used in computing basic net income per share	15,655,868	8,400,721	15,671,656	8,408,925
Effect of dilutive stock options and restricted stock grants	64,418	3,803	56,198	9,175

Diluted weighted average common shares outstanding	15,720,286	8,404,524	15,727,854	8,418,100

Note 4  —  Investment Securities (in thousands)

	June 30, 2008 — Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
State and municipal obligations	$27,809	$350	$(376)	$27,783

	June 30, 2008 — Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agency securities	$39,625	$30	$—	$39,655
Mortgage backed securities	67,454	7	(915)	66,546
State and municipal obligations	88,594	314	(1,570)	87,338
Federal Home Loan Bank stock	8,247	—	—	8,247
Other equity securities	3,775	811	(255)	4,331

Total	$207,695	$1,162	$(2,740)	$206,117

	December 31, 2007 — Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
State and municipal obligations	$27,901	$430	$(298)	$28,033

	December 31, 2007 — Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. government agency securities	$140,759	$1,747	$(23)	$142,483
Mortgage backed securities	106,757	2,413	—	109,170
State and municipal obligations	77,788	588	(416)	77,960
Federal Home Loan Bank stock	8,906	—	—	8,906
Other equity securities	2,944	59	—	3,003

Total	$337,154	$4,807	$(439)	$341,522

The following is a schedule of securities in a loss position as of June 30, 2008 (in thousands):

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. government agency obligations	$—	$—	$—	$—	$—	$—
Mortgage backed securities	—	—	59,358	(915)	59,358	(915)
State and municipal obligations	1,691	(9)	62,305	(1,937)	63,996	(1,946)

Total securities	$1,691	$(9)	$121,663	$(2,852)	$123,354	$(2,861)

Investment securities with an amortized cost of $172,403,000 and $212,260,000, as of June 30, 2008, and December 31, 2007, respectively, were pledged to secure public deposits and for other purposes. The Bank has obtained $50,000,000 in irrevocable letters of credit, which are used in lieu of securities to pledge against public deposits.
Investment securities with a book value of $138,341,000 were sold during the six months ended June 30, 2008 to reposition the investment portfolio. The Company recognized a gain of $2,104,000 on the sale of those securities. In addition, the Company recognized a gain of $370,000 from the sale of securities from the mandatory redemption of shares upon VISA Inc.’s initial public offering of stock, as described in Management’s Discussion and Analysis of Financial Condition. The Company did not sell any investment securities during the six months ended June 30, 2007.
Note 5  —  Loans and Allowance for Credit Loss
A summary of consolidated loans follows (in thousands):

	June 30	December 31
	2008	2007

Commercial	$603,789	$571,575
Real estate — construction	244,439	248,222
Real estate — mortgage	616,010	575,139
Installment loans to individuals	96,235	91,826
Other	13,668	3,322

Total loans, net of unearned income	$1,574,141	$1,490,084

At June 30, 2008, loans totaling $10,391,000 were held for sale, and stated at the lower of cost or market on an individual basis.
Nonperforming assets are summarized as follows (in thousands):

	June 30	December 31
	2008	2007

Nonaccrual loans	$24,381	$12,236
Restructured loans	267	651
Accruing loans which are contractually past due 90 days or more	1,053	72

Total nonperforming loans	25,701	12,959
Other real estate	6,201	4,280

Total nonperforming assets	$31,902	$17,239

Nonperforming loans to loans outstanding at end of period	1.63%	0.87%
Nonperforming assets to total assets at end of period	1.55%	0.84%
Impaired loans and related information are summarized in the following tables (in thousands):

	June 30	December 31
	2008	2007
Loans specifically identified as impaired
Commercial and real estate	$57,191	$47,133
Consumer	4,454	1,857

Total	$61,645	$48,990

Allowance for credit losses associated with impaired loans	$14,462	$11,128

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Average balances of impaired loans	$57,764	$10,419	$42,034	$10,982

Interest income recorded for impaired loans	$720	$102	$1,323	$261

The Bank’s policy for impaired loan accounting subjects all loans or loan relationships exceeding $500,000 to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Bank generally considers loans 90 days or more past due and all nonaccrual loans to be impaired.
An analysis of the changes in the allowance for credit losses follows (in thousands):

	Six Months Ended
	June 30
	2008	2007
Balance, beginning of period	$30,370	$9,564
Provision for credit losses	6,026	2,148
Net charge-offs	(5,115)	(1,618)

Balance, end of period	$31,281	$10,094

Note 6  —  Recent Accounting Pronouncements
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
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which delayed until the first quarter of 2009 the effective date of SFAS 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. As a result, the Company does not report fair value for such assets at this time. The Company reports fair value on a limited basis, most notably for available for sale investment securities and mortgage loans held for sale. However, impairment, which could result in reporting at fair value, is considered for other purposes, including impaired loans and other than temporary impairment on held to maturity investment securities. The fair value for such impaired assets is measured on a non-recurring basis. The adoption of SFAS 157 did not result in any material effect on the Company’s financial position or operating results.
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
The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):
June 30, 2008- Assets measured at fair value, recurring

	Quoted prices in active	Significant other	Significant
	markets for identical assets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$118,779	$87,338	—
Mortgage loans held for sale	—	10,391	—

Total	$118,779	$97,729	—

The table below presents the assets measured at fair value on a non-recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):
June 30, 2008- Assets measured at fair value, non-recurring

	Quoted prices in active	Significant other	Significant
	markets for identical assets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	—	—	$47,183

Total	—	—	$47,183

The Company has also adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities  —  Including an Amendment of FASB 115” (“SFAS 159”). SFAS 159 permits entities to elect to report eligible financial instruments at fair value subject to conditions stated in the pronouncement including adoption of SFAS 157 discussed above. The purpose of SFAS 159 is to improve financial reporting by mitigating volatility in earnings related to current reporting requirements. The Company adopted SFAS 159 effective January 1, 2008 and did not elect the fair value option for any asset or liability.
Note 7  —  Stock Compensation Plans
Effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation arrangements in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) using the modified prospective method of transition. Under the provisions of SFAS 123(R), the estimated fair value of stock-based awards granted under the LSB Comprehensive Equity Compensation Plan for Directors and Employees and the FNB Omnibus Equity Compensation Plan, discussed in Bancorp’s 2007 Form 10-K, is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123(R) for all share based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.
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
The Company recorded $28,000 and $44,000 of total stock-based compensation expense for the three-month periods ended June 30, 2008 and June 30, 2007, respectively and $54,000 and $80,000 of total stock-based compensation expense for the six-month periods ended June 30, 2008 and June 30, 2007, respectively, pursuant to the provisions of SFAS 123(R). The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related options and restricted stock grants and is reported under personnel expense. This expense had no impact on the Company’s reported cash flows. As of June 30, 2008, there was $351,000 of total unrecognized stock-based compensation expense. This expense will be fully recognized by March of 2013.
For purposes of determining estimated fair value under SFAS 123(R), the Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and, for options granted prior to December 31, 2007, has applied the assumptions set forth in Bancorp’s 2007 Form 10-K. During the first six months of 2008, 18,000 incentive stock options, with an average exercise price of $9.71, were granted to employees. The fair value of these grants is based on the following assumptions:

Dividend yield	7.40%
Risk-free interest rate	2.50%
Expected stock volatility	36.32%
Expected years until exercise	6.25
On April 14, 2008, the Company’s Board of Directors awarded a total of 27,000 restricted stock units to certain executive officers. The fair value of these restricted stock units is $8.67, which was the closing price of the Company’s common stock on that date. The restricted stock units vest over a period of five years, and are subject to the Company achieving certain performance targets during the years 2008 to 2010. The stock-based compensation expense for these awards was immaterial during the second quarter of 2008.

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
The Bank, a NC chartered non-member bank, is the successor entity to Lexington State Bank (“LSB Bank”), which was incorporated on July 5, 1949. As a result of the Merger, Bancorp acquired FNB Southeast, a NC chartered member bank, the sole banking subsidiary of FNB. On November 12, 2007, FNB Southeast merged with and into LSB Bank (the “Bank Merger”) and the surviving bank changed its name to “NewBridge Bank”.
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
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Net Interest Income
The primary source of earnings for the Bank is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.
Net interest income for the second quarter of 2008, on a taxable equivalent basis, was $17.1 million, an increase of $6.8 million or 65.6%, from $10.3 million for the second quarter of 2007. This was primarily due to substantial increases in both earning assets and interest-bearing liabilities as a result of the Merger. Average earning assets in the second quarter of 2008 increased $986.6 million, or 104.7%, to $1.93 billion, compared to $942.6 million in the second quarter of 2007. Average interest-bearing liabilities for the second quarter of 2008 increased $930.1 million, or 116.6%, to $1.73 billion, compared to $797.6 million for the second quarter of 2007.
The taxable-equivalent net interest margin for the second quarter of 2008 decreased to 3.57%, compared to 4.40% for 2007, a decline of 83 basis points. The market for deposits continued to be very competitive, requiring the Bank to offer high-yield deposit products in order to attract deposits. In the second quarter of 2008, the average yield on earning assets decreased by 111 basis points from the second quarter of 2007, while the average rate on interest-bearing liabilities decreased by 52 basis points during the same time period, which resulted in a decrease in the interest rate spread in the second quarter of 2008 of 59 basis points compared to the same period of 2007.
The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three months ended June 30, 2008 and 2007.

(Fully taxable equivalent basis1, in thousands)

	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
		Interest	Annualized			Interest	Annualized
	Average	Income/	Average	Average		Income/	Average
	Balance	Expense	Yield/Rate	Balance		Expense	Yield/Rate

Earning assets:
Loans receivable[2]	$1,566,968	$25,481	6.54%	$784,526		$15,660	8.01%
Taxable securities	226,503	3,030	5.38	111,859		1,253	4.49
Tax exempt securities	116,901	1,641	5.65	30,811		384	5.00
Equity securities	11,473	164	5.75	4,564		69	6.06
Interest-bearing bank balances	5,624	76	5.44	1,743		21	4.83
Federal funds sold	1,705	8	1.89	9,083		118	5.21

Total earning assets	1,929,174	30,400	6.34	942,586		17,505	7.45

Non-earning assets:
Cash and due from banks	40,298			29,366
Premises and equipment	45,342			19,929
Other assets	122,574			16,405
Allowance for credit losses	(31,046)			(9,849)

Total assets	$2,106,342	$30,400		$998,437		$17,505

Interest-bearing liabilities:
Savings deposits	$42,357	$16	0.15%	$30,899		$27	0.35%
NOW deposits	167,952	166	0.40	129,208		212	0.66
Money market deposits	437,839	2,288	2.10	273,830	[5]	2,404	3.52
Time deposits	811,557	8,375	4.15	300,997		3,676	4.90
Other borrowings	93,568	879	3.78	722		2	1.11
Borrowings from Federal Home Loan Bank	174,396	1,556	3.59	61,923		848	5.49

Total interest-bearing liabilities	1,727,669	13,280	3.09	797,579		7,169	3.61

Other liabilities and shareholders’ equity:
Demand deposits	168,535			103,949	[5]
Other liabilities	15,256			6,210
Shareholders’ equity	194,882			90,699

Total liabilities and shareholders’ equity	$2,106,342	13,280		$998,437		7,169

Net interest income and net interest margin[3]		$17,120	3.57%			$10,336	4.40%

Interest rate spread[4]			3.25%				3.84%

[1]
Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $444 for 2008 and $88 for 2007.

[2]
The average loans receivable balances include non-accruing loans. Amortization of loan fees, net of deferred costs, of $833 and $415 for the three months ended June 30, 2008 and 2007, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

[5]	For 2007, an average of $49,067 of certain deposits previously reported as demand deposits have been reclassified to money market deposits.

Noninterest Income and Expense
In the second quarter of 2008, noninterest income increased to $6.8 million, from $3.4 million during the same period in 2007. The increase in noninterest income was primarily due to gains from the sales of investment securities of $2.1 million during 2008, while there were no such sales in 2007. The increase was also partially due to higher service charges and other fees as a result of the additional volume of transaction accounts which were acquired in the Merger. Service charge income increased to $2.2 million in the second quarter of 2008 from $1.7 million in the second quarter of 2007. In addition, noninterest income in the second quarter of 2008 includes $280,000 of income on bank-owned life insurance.
In the second quarter of 2008, noninterest expense increased to $17.5 million from $10.0 million in the second quarter of 2007. Personnel, occupancy and furniture and equipment expenses increased as a result of the increase in the number of personnel employed by the Company and the number of offices owned or leased as a result of the Merger. Personnel expense increased from $5.3 million in the second quarter of 2007 to $9.4 million in the second quarter of 2008, while occupancy expense increased from $0.5 million to $1.1 million and furniture and equipment expense rose from $0.6 million to $1.0 million. In addition, automated services expense rose from $1.1 million in the second quarter of 2007 to $1.5 million in the second quarter of 2008, as a result of the increased number of customer accounts being serviced, while legal and professional fees increased from $0.5 million to $1.2 million during the same period, primarily as a result of increased legal fees from collection efforts.
The following table presents the details of Other Operating Income and Expenses.
Other Operating Income and Expenses (dollars in thousands)

	Three Months Ended
	June 30,		Percentage
	2008	2007	Variance

Other operating income:
Bankcard income	$679	$672	1.0%
Fee income	768	564	36.2
Investment services commissions	256	242	5.8
Insurance commissions	81	57	42.7
Trust income	139	158	(12.1)
Gain (loss) on sale of real estate	(28)	(111)	NM
Income on bank-owned life insurance	280	—	—
Other income	154	92	67.4

	$2,329	1,674	39.1

Other operating expenses:
Advertising	$451	$93	385.8%
Automated services	1,514	1,106	36.9
Bankcard expense	616	569	8.4
Legal and professional fees	1,210	524	130.9
Postage	255	188	35.7
Stationery, printing and supplies	274	146	87.7
OREO expense	216	99	117.8
OREO write-down	—	45	(100.0)
Other expense	1,448	816	77.4

	$5,984	$3,586	66.9

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Net Interest Income
Net interest income for the first six months of 2008, on a taxable equivalent basis, was $35.0 million, an increase of $14.3 million or 69.1%, from $20.7 million for the first six months of 2007. This was primarily due to substantial increases in both earning assets and interest-bearing liabilities as a result of the Merger. Average earning assets in the first six months of 2008 increased $973.1 million, or 104.1%, to $1.91 billion, compared to $935.0 million in the first six months of 2007. Average interest-bearing liabilities for the first six months of 2008 increased $916.7 million, or 115.7%, to $1.71 billion, compared to $792.0 million for the first six months of 2007.
The taxable-equivalent net interest margin for the first six months of 2008 decreased to 3.69%, compared to 4.46% for 2007, a decline of 77 basis points. The market for deposits continued to be very competitive, requiring the Bank to offer high-yield deposit products in order to attract deposits. In the first six months of 2008, the average yield on earning assets decreased by 85 basis points from the first six months of 2007, while the average rate on interest-bearing liabilities decreased by 27 basis points during the same time period, which resulted in a decrease in the interest rate spread in the first six months of 2008 of 58 basis points compared to the same period of 2007.
The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the six months ended June 30, 2008 and 2007.

(Fully taxable equivalent basis1, in thousands)

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
		Interest	Annualized			Interest	Annualized
	Average	Income/	Average	Average		Income/	Average
	Balance	Expense	Yield/Rate	Balance		Expense	Yield/Rate

Earning assets:
Loans receivable[2]	$1,539,849	$52,681	6.88%	$777,566		$30,998	8.04%
Taxable securities	236,179	6,552	5.58	110,794		2,488	4.53
Tax exempt securities	113,645	3,180	5.63	31,542		803	5.13
Equity securities	10,470	304	5.84	4,637		136	5.91
Interest-bearing bank balances	5,756	147	5.14	1,968		54	5.53
Federal funds sold	2,227	32	2.89	8,534		220	5.20

Total earning assets	1,908,126	62,896	6.63	935,041		34,699	7.48

Non-earning assets:
Cash and due from banks	45,094			29,279
Premises and equipment	45,088			20,008
Other assets	122,270			16,482
Allowance for credit losses	(30,593)			(9,726)

Total assets	$2,089,985	$62,896		$991,084		$34,699

Interest-bearing liabilities:
Savings deposits	$42,040	$36	0.17%	$30,500		$53	0.35%
NOW deposits	169,791	422	0.50	130,543		437	0.68
Money market deposits	438,629	5,524	2.53	273,018	[5]	4,734	3.50
Time deposits	813,031	17,040	4.21	295,591		7,111	4.85
Other borrowings	92,820	1,918	4.16	712		4	1.13
Borrowings from Federal Home Loan Bank	152,420	2,985	3.94	61,680		1,675	5.48

Total interest-bearing liabilities	1,708,731	27,925	3.30	792,044		14,014	3.57

Other liabilities and shareholders’ equity:
Demand deposits	168,833			102,481	[5]
Other liabilities	17,303			6,089
Shareholders’ equity	195,118			90,470

Total liabilities and shareholders’ equity	$2,089,985	27,925		$991,084		14,014

Net interest income and net interest margin[3]		$34,971	3.69%			$20,685	4.46%

Interest rate spread[4]			3.33%				3.91%

[1]
Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $830 for 2008 and $188 for 2007.

[2]
The average loans receivable balances include non-accruing loans. Amortization of loan fees, net of deferred costs, of $1,593 and $784 for the six months ended June 30, 2008 and 2007, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

[5]	For 2007, an average of $50,430 of certain deposits previously reported as demand deposits have been reclassified to money market deposits.

Noninterest Income and Expense
In the first six months of 2008, noninterest income increased to $11.3 million, from $6.8 million during the same period in 2007. The increase in noninterest income was primarily due to gains from the sales of investment securities of $2.1 million during 2008, as well as $370,000 of gain on the sales of securities from the mandatory redemption of shares upon VISA Inc.’s initial public offering of stock. There were no such sales in 2007. The increase was also partially due to higher service charges and other fees as a result of the additional volume of transaction accounts which were acquired in the Merger. Service charge income increased to $4.4 million in the first six months of 2008 from $3.2 million in the first six months of 2007, an increase of $1.2 million. In addition, noninterest income in the first six months of 2008 includes $529,000 of income on bank-owned life insurance and, as well as a $302,000 loss on the sale of real estate.
In the first six months of 2008, noninterest expense increased to $34.7 million from $20.0 million in the first six months of 2007. Personnel, occupancy and furniture and equipment expenses increased as a result of the increase in the number of personnel employed by the Company and the number of offices owned or leased as a result of the Merger. Personnel expense increased from $10.6 million in the first six months of 2007 to $18.6 million in the first six months of 2008, while occupancy expense increased from $1.0 million to $2.3 million and furniture and equipment expense rose from $1.2 million to $2.1 million. In addition, automated services expense rose from $2.2 million in the first six months of 2007 to $2.9 million in the first six months of 2008, as a result of the increased number of customer accounts being serviced, while legal and professional fees increased from $1.1 million to $2.2 million during the same period, primarily as a result of increased legal fees from collection efforts.
The following table presents the details of Other Operating Income and Expenses.
Other Operating Income and Expenses (dollars in thousands)

	Six Months Ended
	June 30,		Percentage
	2008	2007	Variance

Other operating income:
Bankcard income	$1,303	$1,270	2.6%
Fee income	1,558	1,075	44.9
Investment services commissions	399	497	(19.7)
Insurance commissions	120	81	48.1
Trust income	283	328	(13.7)
Gain (loss) on sale of real estate	(302)	(94)	NM
Income on bank-owned life insurance	529	—	—
Other income	284	341	(16.7)

	$4,174	3,498	19.3

Other operating expenses:
Advertising	$908	$215	322.3%
Automated services	2,894	2,184	32.5
Bankcard expense	1,180	1,079	9.4
Legal and professional fees	2,181	1,076	102.7
Postage	509	363	40.2
Stationery, printing and supplies	569	330	72.4
OREO expense	471	219	115.1
OREO write-down	—	45	(100.0)
Other expense	3,000	1,729	73.5

	$11,712	$7,231	62.0

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
At June 30, 2008, the allowance for credit losses was $31.3 million or 1.99% of loans outstanding compared to $30.4 million, or 2.04% of loans outstanding at December 31, 2007, and $10.1 million or 1.27% of loans outstanding at June 30, 2007. At June 30, 2008, the allowance for credit losses was 1.22 times nonperforming loans compared to 2.34 times at December 31, 2007 and 1.66 times at June 30, 2007. Based on analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for credit losses to be adequate. Additional information regarding the allowance for credit losses is presented in the table titled Asset Quality Analysis, on the following page.
The provision for credit losses charged to operations for the six months ended June 30, 2008 totaled $6.0 million, compared to $2.1 million for the six months ended June 30, 2007. Net charge-offs for the six months ended June 30, 2008 were $5.1 million, or 0.65% of average loans outstanding on an annualized basis, compared to net charge-offs of $0.8 million, or 0.21% of average loans outstanding on an annualized basis, for the six months ended June 30, 2007. The increases from 2007 are primarily driven by deterioration in credit quality due principally to the current economic environment, as well as the increased size of the loan portfolio as a result of the Merger and increased loan production.
Nonaccrual loans totaled $24.4 million at June 30, 2008, compared to $12.2 million at year end 2007 and $4.0 million at June 30, 2007. The increase from the 2007 year-end is primarily driven by the weakening real estate market, while the change from the prior year was also due to the increased size of the loan portfolio as a result of the Merger. Foreclosed real estate was $6.2 million at June 30, 2008, $4.3 million at December 31, 2007, and $4.4 million at June 30, 2007. Restructured loans totaled $267,000 at June 30, 2008, $651,000 at December 31, 2007, and $96,000 at June 30, 2007. Approximately $3.8 million was transferred from loans into other real estate owned (“OREO”) and approximately $2.7 million of such assets were disposed of during the first six months of 2008. A net loss of $302,000 has been recorded on disposition of OREO in the first six months of the current year, compared to a net loss of $94,000 in the first six months of 2007. The Company took no writedowns of OREO during the first six months of 2008, compared to net writedowns of $45,000 in the first six months of 2007. Total non-performing assets (comprised of nonaccrual loans, restructured loans and OREO) increased to $31.9 million, or 1.55% of total assets, at June 30, 2008, from $17.2 million, or 0.84% of total assets, at December 31, 2007 and $10.5 million, or 1.03% of total assets, a year ago.
During the second quarter of 2005, Prince George Court Holdings, Inc, a subsidiary of the Bank, acquired a partially completed residential condominium development project in Georgetown, South Carolina by means of a deed in lieu of foreclosure in satisfaction of a $3.4 million loan previously made to develop the project. Writedowns were taken for $400,000 in 2005 and $1.0 million in 2006. In the first quarter of 2007, the Bank began to build out the project in preparation for future sale. It is estimated that the build out will be completed during the third quarter of 2008. In the fourth quarter of 2007, management decided to immediately make the property available for sale, and made an additional $2.0 million writedown. The Bank continues to pursue opportunities to sell the partially completed property, if such a sale could be executed under terms favorable to the Bank. At June 30, 2008, the property is carried on the books at approximately $1.8 million.

	Six Months Ended		Year Ended		Six Months Ended
Asset Quality Analysis	June 30		December 31		June 30
(Dollars in thousands)	2008		2007		2007
Allowance for credit losses:
Beginning balance	$30,370		$9,564		$9,564
Provision for credit losses	6,026		18,952		2,148
Net charge-offs	(5,115)		(8,456)		(1,618)
Allowance acquired via merger	—		10,310		—

Ending balance	$31,281		$30,370		$10,094

Non performing Assets:
Non-performing loans:
Nonaccrual loans	$24,381		$12,236		$3,960
Restructured loans	267		651		96
Loans 90 days or more past due and still accruing	1,053		72		2,020

Total non-performing loans	25,701		12,959		6,076
Other real estate	6,201		4,280		4,392

Total non-performing assets	$31,902		$17,239		$10,468

Asset Quality Ratios:
Nonperforming loans to loans outstanding at end of period	1.63%		0.87%		0.76%
Nonperforming assets to total assets at end of period	1.55		0.84		1.06
Net charge-offs as a percentage of average loans outstanding during the period	0.65	*	0.79		0.42	*
Allowance for credit losses as a percentage of loans outstanding at end of period	1.99		2.04		1.27
Ratio of allowance for credit losses to nonperforming loans	1.22	X	2.34	X	1.66	X

*	Denotes annualized
Income Taxes
The Company’s provision for income taxes totaled $1.5 million for the first six months of 2008 and $1.6 million for the same period in 2007. The decrease in the provision for 2008, compared to the prior year, results primarily from the decrease in taxable income. The Company’s effective tax rate was 31.4% for the six-month period ended June 30, 2008, compared to 32.1% for the first six months of 2007. The decline in the effective rate is primarily as a result of increased interest income on investments which are exempt from federal and state income taxes.
During 2003, the Bank purchased an investment tax credit partnership interest for $540,000. The partnership was expected to yield $1.0 million in tax credits over the years 2003 to 2009. Actual credits applied to the six months ended June 30, 2008 and 2007, were $100,000 and $102,000, respectively. The Company accounts for tax credits using the flow-through method, thereby reducing income tax expense in the year in which the credits were received.

Risk Management
It is the design of risk management to ensure long-range profitability performance, minimize risk, adhere to proper liquidity parameters and maintain sound capital levels. To meet these objectives, the process of asset/liability management monitors the exposure to interest rate risk, balance sheet trends, pricing policies and liquidity position. Reports regarding Credit, Asset/Liability, Market, and Operational Risks are regularly provided to the Bank’s Board of Directors.
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

During the first six months of 2008, the Company had net cash provided by operating activities of $17.0 million, compared to $8.2 million of net cash provided by operating activities in the first six months of 2007. This change is primarily attributable to an increase in the provision for credit losses and an increase in cash received from interest income.
Net cash used in investing activities for the first six months of 2008 was $24.7 million, compared to net cash used in investing activities in the first six months of 2007 of $50.0 million. This change is primarily attributable to net cash received from sales of investment securities available for sale of $72.0 million during the first six months of 2008, compared to net purchases of investment securities available for sale of $8.0 million during the first six months of 2007. This was partially offset by a large increase in cash used to make loans to customers. The Company recorded an increase in loans made to customers of $95.5 million dollars during the first six months of 2008, compared to an increase of $38.4 million during the first six months of 2007.
During the six months ended June 30, 2008, financing activities provided $7.4 million, compared to net cash provided by financing activities of $27.9 million during the same period of 2007. The change was primarily the result of borrowings from and payments to the Federal Home Loan Bank (“FHLB”). In the first half of 2008, the Company had net payments to the FHLB of $15.0 million, compared to net payments to the FHLB of $4.0 million during the first half of 2007. In addition, the Company had a decrease in other borrowings of $22.6 million during the first six months of 2008, compared to a decrease on other borrowings of $0.2 million during the first six months of 2007. These items are partially offset by cash provided by an increase in deposits, as deposits increased by $50.1 million during the first six months of 2008, compared to an increase of $35.1 million during the same period of 2007.
Cash and cash equivalents totaled $58.4 million at June 30, 2008, compared to $58.7 million at December 31, 2007 and $32.5 million at June 30, 2007.
The Bank also has unsecured overnight borrowing lines totaling $62 million available through five financial institutions. There were no outstanding borrowings on these lines at June 30, 2008. These lines are used to manage the day-to-day, short-term liquidity needs of the Bank. Each overnight line has a requirement to repay the line in full on a frequent basis, typically within five to ten business days. The Bank also has established wholesale repurchase agreements with regional brokerage firms. The Bank can access this additional source of liquidity by pledging investment securities with the brokerage firms.
Liquidity is further enhanced by a line of credit with the FHLB, amounting to approximately $276 million, collateralized by FHLB stock, investment securities, qualifying 1 to 4 family residential mortgage loans, and qualifying commercial real estate loans. FHLB advances outstanding at June 30, 2008 totaled $103.0 million, with approximately $173 million of unused line of credit. The Bank provides various reports to the FHLB on a regular basis to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the line of credit.
Capital Resources and Shareholders’ Equity
Bancorp’s stock repurchase program was originally announced in November 1998. It was subsequently amended and extended in August 1999, May 2004 and May 2006. On October 17, 2007, the Board of Directors of Bancorp approved a further extension through May 31, 2009, and authorized Bancorp to repurchase up to 650,000 additional shares of Bancorp’s common stock under the extended program. Immediately prior to the most recent extension 135,187 shares remained available under the program for repurchase by Bancorp. Under the stock repurchase program, Bancorp may repurchase its common stock in the open market or privately negotiated transactions, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. Management believes that the stock repurchase program assists in the goal of building shareholder value and maintaining appropriate capital levels.
The Company did not repurchase any shares during the second quarter of 2008. During the first six months of 2008, the Company repurchased 38,200 shares at an average price of $8.91.
Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Commissioner of Banks of North Carolina, the Board of Governors of the Federal Reserve and the Federal Deposit Insurance Corporation, which are the primary regulatory agencies for the Bank and the Company, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines.
As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks as of June 30, 2008.

	Regulatory Capital
	Well	Adequately
	Capitalized	Capitalized	Company	Bank
Total Capital	10.0%	8.0%	10.38%	10.20%
Tier 1 Capital	6.0	4.0	9.11	8.93
Leverage Capital	5.0	4.0	7.75	7.60
As of June 30, 2008, the Company had approximately $50.3 million in goodwill. In accordance with purchase accounting rules, as of July 31, 2008, the Company will evaluate the goodwill it recorded in connection with the Merger. In the event the goodwill is deemed to be impaired, it will be adjusted in the third quarter of 2008.
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
The Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of June 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.
Changes in internal control over financial reporting
There have been no changes to the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There have been no material changes to the Company’s Risk Factors as previously disclosed in Bancorp’s 2007 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the second quarter of 2008. The Company did not repurchase any shares during the second quarter of 2008.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
On May 13, 2008, at the Annual Meeting of the Company’s shareholders, the following proposals were voted on by shareholders:
Proposal
To elect four persons who will serve as members of the Board of Directors until the 2009 annual meeting of shareholders or until their successors are duly elected and qualified:

		Against or
Nominee	For	Withheld	Abstentions	Broker Non-Votes
Gary G. Blosser	12,143,243	506,428	0	0
Burr W. Sullivan	12,116,083	533,588	0	0
John F. Watts	12,157,184	492,487	0	0
Kenan C. Wright	12,182,381	467,290	0	0
The following directors remain in office: Michael S. Albert, J. David Branch, C. Arnold Britt,Robert C. Clark, Alex A. Diffey, Jr., Barry Z. Dodson, Joseph H. Kinnarney, Robert F. Lowe, Robert V. Perkins, Pressley A. Ridgill, Mary E. Rittling, E. Reid Teague, John W. Thomas III, Elizabeth S. Ward, G. Alfred Webster and Julius S. Young, Jr.
Proposal
To ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008:

	Against or
For	Withheld	Abstentions	Broker Non-Votes
12,211,547	242,103	196,021	0
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

10.27
NewBridge Bancorp Amended and Restated Long Term Stock Incentive Plan, formerly the “FNB Long Term Stock Incentive Plan” (the “2006 Omnibus Plan”), which is incorporated by reference to Exhibit 10.27 of the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 (SEC File No. 000-11448).

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

Exhibit
No.	Description
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

10.44	Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees.

10.45	Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2008	NEWBRIDGE BANCORP
(Registrant)

	By:	/s/ Michael W. Shelton
Name: Michael W. Shelton
Title: Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.44	Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees.

10.45	Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”).

31.02	Certification Pursuant to Section 302 of SOX.

32.01	Certification Pursuant to Section 906 of SOX.