Form 10-Q
period 2008-09-30
NEWBRIDGE BANCORP
filed 2008-11-10
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended:
September 30, 2008
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
At November 3, 2008, 15,655,868 shares of the registrant’s common stock were outstanding.

NEWBRIDGE BANCORP
FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
NewBridge Bancorp and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	September 30
	2008	December 31
	(Unaudited)	2007*
Assets
Cash and due from banks	$48,146	$54,011
Interest-bearing bank balances	18,573	4,678
Federal funds sold	160	2,173
Investment securities:
Held to maturity, market value $27,742 at September 30, 2008 and $28,033 at December 31, 2007	27,803	27,901
Available for sale	244,495	341,522
Loans	1,626,504	1,490,084
Less allowance for credit losses	(30,984)	(30,370)

Net loans	1,595,520	1,459,714
Premises and equipment	45,966	43,886
Goodwill	50,437	50,312
Other assets	77,194	73,161

Total assets	$2,108,294	$2,057,358

Liabilities
Deposits:
Non-interest bearing	$174,217	$175,493
Savings, NOW and money market accounts	612,441	638,023
Certificates of deposit	838,634	814,204

Total deposits	1,625,292	1,627,720
Borrowings from the Federal Home Loan Bank	170,500	118,000
Other borrowings	118,324	99,524
Accrued expenses and other liabilities	10,027	18,961

Total liabilities	1,924,143	1,864,205

Shareholders’ Equity
Preferred stock, par value $.01 per share:
Authorized 10,000,000 shares; none issued	—	—
Common stock, par value $5 per share:
Authorized 50,000,000 shares; issued 15,655,868 shares at September 30, 2008 and 15,694,068 shares at December 31, 2007	78,279	78,470
Paid-in capital	85,335	85,412
Directors’ deferred compensation plan	(648)	(1,301)
Retained earnings	24,310	28,751
Accumulated other comprehensive income (loss)	(3,125)	1,821

Total shareholders’ equity	184,151	193,153

Total liabilities and shareholders’ equity	$2,108,294	$2,057,358

*	Derived from audited consolidated financial statements
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Income
(Unaudited; dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$25,316	$25,065	$77,996	$56,063
Interest on investment securities:
Taxable	1,860	2,719	8,691	5,207
Tax exempt	1,217	820	3,571	1,435
Interest-bearing bank balances	55	169	224	359
Federal funds sold	20	190	52	410

Total interest income	28,468	28,963	90,534	63,474

Interest Expense
Deposits	10,894	10,900	33,916	23,235
Borrowings from the Federal Home Loan Bank	1,168	1,376	4,153	3,051
Other borrowings	851	400	2,769	404

Total interest expense	12,913	12,676	40,838	26,690

Net interest income	15,555	16,287	49,696	36,784
Provision for credit losses	4,655	2,393	10,681	4,541

Net interest income after provision for credit losses	10,900	13,894	39,015	32,243

Noninterest Income
Service charges on deposit accounts	2,424	2,150	6,865	5,308
Gains on sales of mortgage loans	83	97	324	249
Gain (loss) on sales of investment securites	(16)	—	2,458	—
Other operating income	2,136	1,959	6,310	5,457

Total noninterest income	4,627	4,206	15,957	11,014

Noninterest Expense
Personnel expense	8,808	8,434	27,387	19,043
Occupancy expense	1,119	843	3,377	1,842
Furniture and equipment expense	1,313	1,066	3,439	2,258
Other operating expense	6,602	6,064	18,314	13,295

Total noninterest expense	17,842	16,407	52,517	36,438

Income (loss) before income taxes	(2,315)	1,693	2,455	6,819
Income taxes	(726)	268	774	1,915

Net Income (Loss)	$(1,589)	$1,425	$1,681	$4,904

Earnings (Loss) per share:
Basic	$(0.10)	$0.11	$0.11	$0.50
Diluted	$(0.10)	$0.11	$0.11	$0.49

Weighted average shares outstanding:
Basic	15,655,868	13,373,814	15,666,365	9,898,392
Diluted	15,655,868	13,417,068	15,702,790	9,954,011
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Nine months ended September 30, 2008 and 2007
(Unaudited; dollars in thousands)

				Directors’		Accumulated
				Deferred		Other	Total
	Common Stock		Paid-in	Compensation	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Plan	Earnings	Income (loss)	Equity

Balances at December 31, 2006	8,422,610	$42,113	$8,177	$(1,390)	$42,669	$(2,260)	$89,309
Net Income					4,904		4,904
Change in unrealized gain on securities available for sale, net of deferred tax effect						1,396	1,396

Comprehensive income							6,300
Cash dividends declared on common stock					(5,560)		(5,560)
Stock-based compensation expense			113		4		117
Common stock issued for merger	7,554,362	37,771	79,104				116,875
Stock issuance cost			(10)				(10)
Common stock distributed				103			103
Common stock acquired	(125,720)	(628)	(1,019)				(1,647)

Balances at September 30, 2007	15,851,252	$79,256	$86,365	$(1,287)	$42,017	$(864)	$205,487

Balances at December 31, 2007	15,694,068	$78,470	$85,412	$(1,301)	$28,751	$1,821	$193,153
Net Income					1,681		1,681
Change in unrealized gain on securities available for sale, net of deferred income taxes						(4,946)	(4,946)

Comprehensive loss							(3,265)
Cash dividends declared on common stock					(6,122)		(6,122)
Stock-based compensation expense			73				73
Common stock distributed				653			653
Common stock acquired	(38,200)	(191)	(150)				(341)

Balances at September 30, 2008	15,655,868	$78,279	$85,335	$(648)	$24,310	$(3,125)	$184,151

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

	Nine Months Ended
	September 30
	2008	2007
Cash Flow from operating activities
Net Income	$1,681	$4.904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,480	878
Securities premium amortization and discount accretion, net	491	(308)
(Increase) decrease in loans held for sale	11,729	4,928
Deferred income taxes	(4,128)	66
Increase (decrease) in income taxes payable	(838)	356
(Increase) decrease in interest earned but not received	2,121	(207)
Increase (decrease) in interest accrued but not paid	(1,137)	218
Net (increase) decrease in other assets	2,054	(6,186)
Net increase (decrease) in other liabilities	(6,305)	228
Provision for credit losses	10,681	4,541
Loss on sale of premises, equipment and other real estate	680	38
Stock based compensation	73	117

Net cash provided by operating activities	20,582	9,573

Cash Flow from investing activities
Proceeds from maturities of securities held to maturity	—	1,964
Purchases of securities available for sale	(116,489)	(55,524)
Proceeds from sales and maturities of securities available for sale	207,402	70,318
Net increase in loans made to customers	(164,558)	(44,794)
Proceeds from sale of premises, equipment and other real estate	4,467	2
Expenditures for improvements to other real estate	(2,513)	—
Purchases of premises and equipment	(5,283)	(2,036)
Cash acquired in merger	—	14,803
Net (increase) decrease in federal funds sold	2,013	(6,201)

Net cash used in investing activities	(74,961)	(21,468)

Cash Flow from financing activities
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	(26,858)	12,009
Net increase in time deposits	24,430	4,378
Net decrease in other borrowings	18,800	15,247
Proceeds from borrowings from Federal Home Loan Bank	350,600	264,135
Payments on borrowings from Federal Home Loan Bank	(298,100)	(267,135)
Dividends paid	(6,122)	(5,560)
Stock issuance costs	—	(10)
Common stock acquired	(341)	(1,647)

Net cash provided by financing activities	62,409	21,417

Increase in cash and cash equivalents	8,030	9,522
Cash and cash equivalents at the beginning of the period	58,689	46,494

Cash and cash equivalents at the end of the period	$66,719	$56,016

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited; dollars in thousands)

	Nine Months Ended
	September 30
	2008	2007
Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$42,473	$26,471
Income Taxes	3,500	3,048

Supplemental disclosures of noncash transactions
Transfer of loans to other real estate owned	$5,723	$6,417
Issuance of common stock as a result of merger	—	116,875
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	(8,838)	(2,094)
Change in deferred income taxes	3,982	448
Change in shareholders’ equity	4,946	1,646
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
In addition, as of September 30, 2008, the Bank also operated three active non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. (“Peoples Finance”), LSB Properties, Inc. (“LSB Properties”) and Prince George Court Holdings, Inc. (“Prince George”). Peoples Finance is a state licensed finance company. As a finance company, Peoples Finance offers secured and unsecured loans to individuals up to a maximum of $30,000 secured, and $10,000 unsecured, as well as dealer originated loans. The Company announced during the second quarter of 2008 that Peoples Finance will no longer proactively solicit new loans to the NewBridge Bank loan portfolio. As of September 30, 2008, Peoples Finance had approximately $9.0 million of loans outstanding. LSB Properties owns the majority of other real estate of the Bank, while Prince George owns a condominium project in Georgetown, South Carolina, acquired through a deed-in-lieu of foreclosure, as described in greater detail in Item 2.- Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Asset Quality and Allowance for Credit Losses”.

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
The Merger was accounted for under the purchase method of accounting and was structured to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The Merger resulted in $49.9 million of goodwill and $6.6 million of core deposit intangibles. The goodwill acquired is not tax deductible. The core deposit intangible was determined by an independent valuation and is being amortized over the estimated life of 10 years, based on undiscounted cash flows. In accordance with purchase accounting rules, as of July 31, 2008 the Company, with the assistance of a third party valuation specialist, evaluated the goodwill it recorded in connection with the Merger, and concluded that there was no impairment in the value of the goodwill. As of September 30, 2008, the carrying value of the goodwill associated with the Merger was $49.9 million. The table below sets forth a summary of the fair values of assets and liabilities of FNB as of July 31, 2007. The Company acquired the assets and assumed the liabilities as of that same date.

(Dollars in thousands)
Cash and cash equivalents	$14,803
Loans receivable, net of allowance for credit losses	632,576
Investment securities	252,223
Premises and equipment	22,523
Core deposit intangible	6,613
Goodwill	49,947
Other assets	50,184
Deposits	(734,131)
Borrowings	(161,044)
Other liabilities	(13,689)

Investment in subsidiary, including capitalized acquisition costs	$120,005

The Company’s consolidated financial statements include the results of operations of FNB only from the date of acquisition. The following unaudited summary presents the consolidated results of operations of the Company on a pro forma basis for the nine months ended September 30, 2007 as if FNB had been acquired on January 1, 2007. The pro forma summary information does not necessarily reflect the results of operations that would have occurred if the Merger had occurred at the beginning of the period presented, or of results which may occur in the future.

A summary of pro forma financial statements is as follows (in thousands):

	Nine months ended September 30, 2007
			Pro Forma
	LSB	FNB	adjustments	Total

Net Interest Income	$30,782	$23,043	$3,093	$56,918
Provision for credit losses	4,096	2,436	—	6,532
Non-interest income	10,218	8,065	—	18,283
Non-interest expense	31,645	26,840	154	58,639

Income before income taxes	5,259	1,832	2,939	10,030
Income taxes	1,559	755	1,117	3,431

Net Income	$3,700	$1,077	$1,822	$6,599

Basic earnings per share:				$0.42

Note 3 — Net Income Per Share
Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised and restricted stock grants vested, resulting in the issuance of common stock sharing in the net income of the Company. For the three months ended September 30, 2008 and 2007, there were 1,098,958 options and 1,012,427 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the period. For the nine months ended September 30, 2008 and 2007, there were 964,290 options and 965,827 options, respectively, that were antidilutive.
A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Weighted average number of common shares used in computing basic net income per share	15,655,868	13,373,814	15,666,365	9,898,392
Effect of dilutive stock options and restricted stock grants	—	43,254	36,425	55,619

Diluted weighted average common shares outstanding	15,655,868	13,417,068	15,702,790	9,954,011

Note 4 — Investment Securities (in thousands)

	September 30, 2008 — Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State and municipal obligations	$27,803	$358	$(419)	$27,742

	September 30, 2008 — Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency securities	$51,624	$53	$(381)	$51,296
Mortgage backed securities	92,834	613	(142)	93,305
State and municipal obligations	88,602	406	(4,569)	84,439
Federal Home Loan Bank stock	11,284	—	—	11,284
Other equity securities	3,775	623	(227)	4,171

Total	$248,119	$1,695	$(5,319)	$244,495

	December 31, 2007 — Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State and municipal obligations	$27,901	$430	$(298)	$28,033

	December 31, 2007 — Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency securities	$140,759	$1,747	$(23)	$142,483
Mortgage backed securities	106,757	2,413	—	109,170
State and municipal obligations	77,788	588	(416)	77,960
Federal Home Loan Bank stock	8,906	—	—	8,906
Other equity securities	2,944	59	—	3,003

Total	$337,154	$4,807	$(439)	$341,522

The following is a schedule of securities in a loss position as of September 30, 2008 (in thousands):

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency obligations	$36,729	$(381)	$—	$—	$36,729	$(381)
Mortgage backed securities	12,591	(142)	—	—	12,591	(142)
Equity securities	612	(227)	—	—	612	(227)
State and municipal obligations	67,745	(4,988)	—	—	67,745	(4,988)

Total securities	$117,677	$(5,738)	$—	$—	$117,677	$(5,738)

Investment securities with an amortized cost of $187,122,000 and $212,260,000, as of September 30, 2008, and December 31, 2007, respectively, were pledged to secure public deposits and for other purposes. The Bank has obtained $50,000,000 in irrevocable letters of credit, which are used in lieu of securities to pledge against public deposits.
Investment securities with a book value of $151,438,000 were sold during the nine months ended September 30, 2008 to reposition the investment portfolio. The Company recognized a gain of $2,088,000 on the sale of those securities. In addition, the Company recognized a gain of $370,000 from the sale of securities from the mandatory redemption of shares upon VISA Inc.’s initial public offering of stock, as described in Management’s Discussion and Analysis of Financial Condition.
At the time of the Merger in 2007, securities owned by FNB with a par value of $31,881,000 were sold, and new securities with a par value of $24,485,000 were purchased to replace those securities that were sold. The securities sold were sold for an amount equal to their fair market value, so the Company did not record a gain or loss on those sales. All securities sold and purchased are classified as available for sale. These transactions were executed to remove low coupon agency securities from the portfolio and to replace mortgage backed securities of smaller dollar amounts with larger dollar securities which are more readily used for collateral pledging. No other investment securities were sold during 2007.

Note 5 — Loans and Allowance for Credit Loss
A summary of consolidated loans follows (in thousands):

	September 30	December 31
	2008	2007

Commercial	$626,071	$571,575
Real estate — construction	252,867	248,222
Real estate — mortgage	627,392	575,139
Installment loans to individuals	107,414	91,826
Other	12,760	3,322

Total loans, net of unearned income	$1,626.504	$1,490,084

At September 30, 2008, loans totaling $622,000 were held for sale, and stated at the lower of cost or market on an individual basis.
Nonperforming assets are summarized as follows (in thousands):

	September 30	December 31
	2008	2007

Nonaccrual loans	$33,865	$12,236
Restructured loans	260	651
Accruing loans which are contractually past due 90 days or more	413	72

Total nonperforming loans	34,538	12,959
Other real estate	7,587	4,280

Total nonperforming assets	$42,125	$17,239

Nonperforming loans to loans outstanding at end of period	2.12%	0.87%
Nonperforming assets to total assets at end of period	2.00%	0.84%
Impaired loans and related information are summarized in the following tables (in thousands):

	September 30	December 31
	2008	2007

Loans specifically identified as impaired
Commercial and real estate	$65,670	$47,133
Consumer	7,140	1,857

Total	$72,810	$48,990

Allowance for credit losses associated with impaired loans	$11,600	$11,128

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Average balances of impaired loans	$68,128	$26,304	$50,732	$16,089

Interest income recorded for impaired loans	$447	$258	$1,770	$519

The Bank’s policy for impaired loan accounting subjects all loans or loan relationships exceeding $500,000 to impairment review. The Bank generally considers loans 90 days or more past due and all nonaccrual loans to be impaired.

An analysis of the changes in the allowance for credit losses follows (in thousands):

	Nine Months Ended
	September 30
	2008	2007

Balance, beginning of period	$30,370	$9,564
Provision for credit losses	10,682	4,541
Allowance acquired via merger	—	10,310
Net charge-offs	(10,068)	(4,154)

Balance, end of period	$30,984	$20,261

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
The Company’s nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP No. 157-2 include goodwill, core deposit intangibles, net property and equipment and other real estate, which primarily represents collateral that is received in satisfaction of troubled loans. The Company has not yet determined what impact the adoption of SFAS 157 for these nonfinancial assets and liabilities will have on its financial position or results of operations.
In October 2008, the FASB issued FSP No. 157-3, which clarifies the application of SFAS 157 in a market that is not active. The Company adopted FSP 157-3 upon issuance. The adoption of this Staff Position did not have a material impact on the Company’s financial position or operating results.

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):
September 30, 2008 — Assets measured at fair value, recurring

	Quoted prices in active	Significant other	Significant
	markets for identical assets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$160,656	$84,439	—
Mortgage loans held for sale	—	622	—

Total	$160,656	$85,061	—

The table below presents the assets measured at fair value on a non-recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):
September 30, 2008 — Assets measured at fair value, non-recurring

	Quoted prices in active	Significant other	Significant
	markets for identical assets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)

Impaired loans, net of allowance	—	—	$61,210

Total	—	—	$61,210

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
Note 7 — Stock Compensation Plans
Effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation arrangements in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS No. 123(R)”) using the modified prospective method of transition. Under the provisions of SFAS 123(R), the estimated fair value of stock-based awards granted under the LSB Comprehensive Equity Compensation Plan for Directors and Employees and the FNB Omnibus Equity Compensation Plan, discussed in Bancorp’s 2007 Form 10-K, is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123(R) for all share based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.
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
The Company recorded $20,000 and $37,000 of total stock-based compensation expense for the three-month periods ended September 30, 2008 and September 30, 2007, respectively and $73,000 and $117,000 of total stock-based compensation expense for the nine-month periods ended September 30, 2008 and September 30, 2007, respectively, pursuant to the provisions of SFAS 123(R). The stock-

based compensation expense is calculated on a ratable basis over the vesting periods of the related options and restricted stock grants and is reported under personnel expense. This expense had no impact on the Company’s reported cash flows. As of September 30, 2008, there was $331,000 of total unrecognized stock-based compensation expense. This expense will be fully recognized by March of 2013.
For purposes of determining estimated fair value under SFAS 123(R), the Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and, for options granted prior to December 31, 2007, has applied the assumptions set forth in Bancorp’s 2007 Form 10-K. During the first nine months of 2008, 21,000 incentive stock options, with an average exercise price of $9.66, were granted to employees. The fair value of these grants is based on the following assumptions:

Dividend yield	7.40%
Risk-free interest rate	2.50%
Expected stock volatility	36.32%
Expected years until exercise	6.25
As of September 30, 2008, 24,000 restricted stock units that were granted to certain executive officers were outstanding. The fair value of these restricted stock units is $8.67, which was the closing price of the Company’s common stock on the date they were granted. The restricted stock units vest over a period of five years, and are subject to the Company achieving certain performance targets during the years 2008 to 2010. The stock-based compensation expense for these awards was immaterial for the period ended
September 30, 2008.
Note 8 — Subsequent Events
On October 31, 2008, the Company announced that it has applied for $52.0 million under the United States Department of the Treasury’s (“Treasury”) Troubled Assets Relief Program (“TARP”) Capital Purchase Program. Under this program, Treasury will purchase up to $250 billion of senior preferred shares on standardized terms from qualifying U.S. controlled banks and savings associations, and certain bank and savings and loan holding companies. The deadline for applying for funds is November 14, 2008, and Treasury will make determinations as to amounts, if any, to be invested in qualifying institutions after consultation with the appropriate regulatory authorities. Accordingly, there is no assurance as to the availability or amount of funding that will be received from the TARP Capital Purchase Program. It is anticipated that any funding under the TARP Capital Purchase Program will be disbursed before December 31, 2008.
Additionally, the Company announced that based on the highly uncertain economic conditions and in the interest of preserving capital, it is suspending the payment of its cash dividend effective immediately. While no assurance can be given that the payment of cash dividends will be resumed, the Board will continue to monitor business conditions, the Company’s capitalization and profitability levels, asset quality and other factors in considering whether to resume cash dividend payments in the future. Participation in the TARP Capital Purchase Program will require regulatory approval for the resumption of dividend payments.

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

Application of Critical Accounting Policies
The accounting and reporting policies of the Company and its subsidiary comply with accounting principles generally accepted in the United States and conform to standards within the banking industry. The preparation of the financial information contained in this Quarterly Report on Form 10-Q requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s management evaluates these estimates on an ongoing basis. The following is a summary of the evaluation process for the allowance for credit losses, one of the most complex and judgmental accounting policies of the Company.
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
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Net Interest Income
The primary source of earnings for the Bank is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.
Net interest income for the third quarter of 2008, on a taxable equivalent basis, was $16.3 million, a decrease of $0.3 million or 2.0%, from $16.6 million for the third quarter of 2007. This was primarily due to lower average loan yields and deposit interest rates as a result of substantial reductions in the Federal funds rate, partially offset by increases in both average earning assets and average interest-bearing liabilities as a result of the Merger. Average earning assets in the third quarter of 2008 increased $336.4 million, or 21.8%, to $1.88 billion, compared to $1.55 billion in the third quarter of 2007. Average interest-bearing liabilities for the third quarter of 2008 increased $339.9 million, or 25.1%, to $1.69 billion, compared to $1.35 billion for the third quarter of 2007.
The taxable-equivalent net interest margin for the third quarter of 2008 decreased to 3.39%, compared to 4.27% for third quarter of 2007, a decline of 88 basis points. The market for deposits continued to be very competitive, requiring the Bank to offer high-yield deposit products in order to attract deposits. During the third quarter of 2008, the average yield on earning assets was 140 basis points lower than the average yield on earning assets during the third quarter of 2007, while the average rate on interest-bearing liabilities decreased by 69 basis points during the same time period, which resulted in a net reduction in the interest rate spread in the third quarter of 2008 of 71 basis points compared to the same period in 2007.

The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three months ended September 30, 2008 and 2007.
(Fully taxable equivalent basis1, dollars in thousands)

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
		Interest	Annualized			Interest	Annualized
	Average	Income/	Average	Average		Income/	Average
	Balance	Expense	Yield/Rate	Balance		Expense	Yield/Rate

Earning assets:
Loans receivable[2]	$1,601,183	$25,316	6.29%	$1,222,625		$25,065	8.13%
Taxable securities	142,782	1,797	5.01	217,552		2,755	5.02
Tax exempt securities	115,089	1,672	5.78	75,899		1,119	5.85
Equity securities	8,721	63	2.87	8,865		103	4.60
Interest-bearing bank balances	9,494	55	2.30	8,492		110	5.14
Federal funds sold	4,167	20	1.91	11,634		146	4.98

Total earning assets	1,881,436	28,923	6.12	1,545,067		29,300	7.52

Non-earning assets:
Cash and due from banks	37,075			42,355
Premises and equipment	45,760			35,112
Other assets	122,466			59,229
Allowance for credit losses	(31,942)			(17,297)

Total assets	$2,054,795	$28,923		$1,664,466		$29,300

Interest-bearing liabilities:
Savings deposits	$40,998	$16	0.16%	$38,902		$33	0.34%
NOW deposits	176,264	204	0.46	162,135		311	0.76
Money market deposits	425,669	2,419	2.26	388,987	[5]	3,845	3.92
Time deposits	849,750	8,257	3.87	601,528		6,369	4.20
Other borrowings	86,843	849	3.89	55,672		752	5.40
Borrowings from Federal
Home Loan Bank	113,543	1,168	4.09	105,945		1,376	5.15

Total interest-bearing liabilities	1,693,067	12,913	3.03	1,353,169		12,686	3.72

Other liabilities and shareholders’ equity:
Demand deposits	161,367			150,100	[5]
Other liabilities	12,739			18,397
Shareholders’ equity	187,622			142,800

Total liabilities and shareholders’ equity	$2,054,795	12,913		$1,664,466		12,686

Net interest income and net interest margin[3]		$16,010	3.39%			$16,614	4.27%

Interest rate spread[4]			3.09%				3.80%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $455 for 2008 and $337 for 2007.

[2]	The average loans receivable balances include non-accruing loans. Amortization of loan fees, net of deferred costs, of $743 and $377 for the three months ended September 30, 2008 and 2007, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

[5]	For 2007, an average of $41,203 of certain deposits previously reported as demand deposits have been reclassified to money market deposits.

Noninterest Income and Expense
In the third quarter of 2008, noninterest income increased to $4.6 million, from $4.2 million during the same period in 2007. The increase was primarily due to higher service charges and other fees as a result of the additional transaction accounts acquired in the Merger. Service charge income increased to $2.4 million in the third quarter of 2008 from $2.2 million in the third quarter of 2007.
In the third quarter of 2008, noninterest expense increased to $17.8 million from $16.4 million in the third quarter of 2007. Personnel, occupancy and furniture and equipment expenses increased as a result of the increase in the number of personnel employed by the Company and the number of offices owned or leased as a result of the Merger. Personnel expense increased from $8.4 million in the third quarter of 2007 to $8.8 million in the third quarter of 2008, while occupancy expense increased from $0.8 million to $1.1 million and furniture and equipment expense rose from $1.1 million to $1.3 million. In addition, automated services expense rose from $1.1 million in the third quarter of 2007 to $1.6 million in the third quarter of 2008, as a result of the increased number of customer accounts being serviced.
The following table presents the details of Other Operating Income and Expenses.
Other Operating Income and Expenses (dollars in thousands)

	Three Months Ended
	September 30,		Percentage
	2008	2007	Variance

Other operating income:
Bankcard income	$653	$680	(4.0)%
Fee income	707	581	21.7
Investment services commissions	221	198	11.6
Insurance commissions	21	42	(50.0)
Trust income	151	163	(7.4)
Gain (loss) on sale of real estate	(37)	(15)	NM
Income on bank-owned life insurance	290	184	57.6
Other income	130	126	3.2

	$2,136	$1,959	9.0

Other operating expenses:
Advertising	$479	$215	122.8%
Automated services	1,595	1,060	50.5
Bankcard expense	661	560	18.0
Legal and professional fees	965	1,077	(10.4)
Postage and delivery	234	228	2.6
Stationery, printing and supplies	175	181	(3.3)
OREO expense	101	157	(35.7)
OREO write-down	348	962	(63.8)
Other expense	2,044	1,624	25.9

	$6,602	$6,064	8.9

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Net Interest Income
Net interest income for the first nine months of 2008, on a taxable equivalent basis, was $52.0 million, an increase of $14.7 million or 39.3%, from $37.3 million for the first nine months of 2007. This was primarily due to substantial increases in both earning assets and interest-bearing liabilities as a result of the Merger, partially offset by lower average loan yields and deposit interest rates as a result of substantial reductions in the Federal funds rate. Average earning assets in the first nine months of 2008 increased $758.5 million, or 66.5%, to $1.90 billion, compared to $1.14 billion in the first nine months of 2007. Average interest-bearing liabilities for the first nine months of 2008 increased $722.0 million, or 73.6%, to $1.70 billion, compared to $933.9 million for the first nine months of 2007. The increases were primarily due to increases in both earning assets and interest-bearing liabilities as a result of the Merger.
The taxable-equivalent net interest margin for the first nine months of 2008 decreased to 3.60%, compared to 4.37% for 2007, a decline of 77 basis points. The market for deposits continued to be very competitive, requiring the Bank to offer high-yield deposit products in order to attract deposits. During the first nine months of 2008, the average yield on earning assets was 102 basis points lower than the yield on average earning assets during the first nine months of 2007, while the average rate on interest-bearing liabilities decreased by 44 basis points during the same time period, which resulted in a net reduction in the interest rate spread in the first nine months of 2008 of 58 basis points compared to the same period in 2007.
The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the nine months ended September 30, 2008 and 2007.

(Fully taxable equivalent basis1, dollars in thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
		Interest	Annualized			Interest	Annualized
	Average	Income/	Average	Average		Income/	Average
	Balance	Expense	Yield/Rate	Balance		Expense	Yield/Rate

Earning assets:
Loans receivable[2]	$1,560,476	$77,996	6.68%	$927,597		$56,064	8.08%
Taxable securities	204,819	8,323	5.45	146,770		5,244	4.78
Tax exempt securities	114,130	4,906	5.70	46,490		1,922	5.53
Equity securities	9,883	368	4.97	6,062		239	5.27
Interest-bearing bank balances	7,011	224	4.27	4,167		164	5.26
Federal funds sold	2,878	52	2.41	9,579		366	5.11

Total earning assets	1,899,197	91,869	6.48	1,140,664		63,999	7.50

Non-earning assets:
Cash and due from banks	42,403			33,685
Premises and equipment	45,310			25,098
Other assets	122,305			44,678
Allowance for credit losses	(30,954)			(12,273)

Total assets	$2,078,261	$91,869		$1,231,853		$63,999

Interest-bearing liabilities:
Savings deposits	$41,691	$51	0.16%	$33,438		$86	0.34%
NOW deposits	171,964	626	0.49	141,189		747	0.71
Money market deposits	434,278	7,942	2.44	312,132	[5]	8,580	3.68
Time deposits	825,159	25,297	4.10	398,691		13,480	4.85
Other borrowings	90,812	2,769	4.07	19,233		756	4.52
Borrowings from Federal
Home Loan Bank	139,366	4,153	3.98	76,597		3,051	5.33

Total interest-bearing liabilities	1,703,270	40,838	3.20	981,280		26,700	3.64

Other liabilities and shareholders’ equity:
Demand deposits	166,940			118,615	[5]
Other liabilities	15,489			12,322
Shareholders’ equity	192,562			119,636

Total liabilities and shareholders’ equity	$2,078,261	40,838		$1,231,853		26,700

Net interest income and net interest margin[3]		$51,031	3.60%			$37,299	4.37%

Interest rate spread[4]			3.28%				3.86%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $1,306 for 2008 and $525 for 2007.

[2]	The average loans receivable balances include non-accruing loans. Amortization of loan fees, net of deferred costs, of $2,337 and $1,161 for the nine months ended September 30, 2008 and 2007, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

[5]	For 2007, an average of $47,354 of certain deposits previously reported as demand deposits have been reclassified to money market deposits.

Noninterest Income and Expense
In the first nine months of 2008, noninterest income increased to $16.0 million, from $11.0 million during the same period in 2007. The increase in noninterest income was primarily due to gains from the sales of investment securities of $2.1 million during 2008, as well as $370,000 of gain on the sales of securities from the mandatory redemption of shares upon VISA Inc.’s initial public offering of stock. There were no such sales in 2007. The increase was also partially due to higher service charges and other fees as a result of the additional transaction accounts acquired in the Merger. Service charge income increased to $6.9 million in the first nine months of 2008 from $5.3 million in the first nine months of 2007, an increase of $1.6 million. In addition, noninterest income in the first nine months of 2008 includes $819,000 of income on bank-owned life insurance, compared to $184,000 during the same period of 2007.
In the first nine months of 2008, noninterest expense increased to $52.5 million from $36.4 million in the first nine months of 2007. Personnel, occupancy and furniture and equipment expenses increased as a result of the increase in the number of personnel employed by the Company and the number of offices owned or leased as a result of the Merger. Personnel expense increased from $19.0 million in the first nine months of 2007 to $27.4 million in the first nine months of 2008, while occupancy expense increased from $1.8 million to $3.4 million and furniture and equipment expense rose from $2.3 million to $3.4 million. In addition, automated services expense rose from $3.2 million in the first nine months of 2007 to $4.5 million in the first nine months of 2008, as a result of the increased number of customer accounts being serviced, while advertising expense increased from $0.4 million to $1.4 million during the same period, primarily due to the Company’s introduction into new markets and efforts to publicize the Company’s new brand/identity following the Merger.
The following table presents the details of Other Operating Income and Expenses.
Other Operating Income and Expenses (dollars in thousands)

	Nine Months Ended
	September 30,		Percentage
	2008	2007	Variance

Other operating income:
Bankcard income	$1,955	$1,950	0.3%
Fee income	2,295	1,656	38.6
Investment services commissions	621	694	(10.5)
Insurance commissions	141	123	14.6
Trust income	433	491	(11.8)
Gain (loss) on sale of real estate	(339)	(109)	NM
Income on bank-owned life insurance	819	184	345.1
Other income	385	468	(17.7)

	$6,310	$5,457	15.6

Other operating expenses:
Advertising	$1,388	$430	222.8%
Automated services	4,503	3,245	38.8
Bankcard expense	1,841	1,639	12.3
Legal and professional fees	2,390	2,153	11.0
Postage and delivery	743	590	25.9
Stationery, printing and supplies	703	510	37.8
OREO expense	572	377	51.7
OREO write-down	348	1,007	(65.4)
Other expense	5,827	3,344	74.3

	$18,315	$13,295	37.8

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
Since July 2008, the banking industry has seen unprecedented measures taken to address the significant challenges facing the US economy. The Emergency Economic Stabilization Act of 2008, enacted in October, is designed to help stabilize an anemic housing industry and the credit markets such that credit begins to flow more freely. No assessment can yet be made about the effectiveness of this legislation. In the interim, the commercial banking industry will likely continue to struggle.
The Bank’s loan portfolio, like the loan portfolios of many of its peer banks, is reflective of the current state of the US housing industry and the general economy. Non-performing assets and net charge-offs are increasing and may continue to do so in the short-term. Management continues to dedicate time and resources to the management of problem assets and is maintaining reserves, reflective of the current risk embedded in the loan portfolio.
At September 30, 2008, the allowance for credit losses was $31.0 million or 1.90% of loans outstanding compared to $30.4 million, or 2.04% of loans outstanding at December 31, 2007, and $20.3 million or 1.41% of loans outstanding at September 30, 2007. At September 30, 2008, the allowance for credit losses was 0.90 times nonperforming loans compared to 2.34 times at December 31, 2007 and 1.82 times at September 30, 2007. Based on analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for credit losses to be adequate. Additional information regarding the allowance for credit losses is presented in the table titled Asset Quality Analysis, on the following page.
The provision for credit losses charged to operations for the nine months ended September 30, 2008 totaled $10.7 million, compared to $4.5 million for the nine months ended September 30, 2007. Net charge-offs for the nine months ended September 30, 2008 were $10.1 million, or 0.86% of average loans outstanding on an annualized basis, compared to net charge-offs of $4.2 million, or 0.60% of average loans outstanding on an annualized basis, for the nine months ended September 30, 2007. The increases from 2007 are primarily driven by deterioration in credit quality due principally to the current economic environment, as well as the increased size of the loan portfolio as a result of the Merger and increased loan production.
Nonaccrual loans totaled $33.9 million at September 30, 2008, compared to $12.2 million at year end 2007 and $9.8 million at September 30, 2007. The increases from the 2007 year end and third quarter 2007 were primarily driven by the weakening real estate market and economy in general. Foreclosed real estate was $7.6 million at September 30, 2008, $4.3 million at December 31, 2007, and $10.3 million at September 30, 2007. Restructured loans totaled $260,000 at September 30, 2008, $651,000 at December 31, 2007, and $467,000 at September 30, 2007. Approximately $5.7 million was transferred from loans into other real estate owned (“OREO”) and approximately $4.8 million of such assets were disposed of during the first nine months of 2008. A net loss of $339,000 has been recorded on disposition of OREO in the first nine months of the current year, compared to a net loss of $109,000 in the first nine months of 2007. The Company took writedowns of OREO totaling $348,000 during the first nine months of 2008, compared to net writedowns of $1.0 million in the first nine months of 2007. Total non-performing assets (comprised of nonaccrual loans, restructured loans and OREO) increased to $42.1 million, or 2.00% of total assets, at September 30, 2008, from $17.2 million, or 0.84% of total assets, at December 31, 2007 and $21.5 million, or 1.05% of total assets, a year ago.
During the second quarter of 2005, Prince George Court Holdings, Inc, a subsidiary of the Bank, acquired a partially completed residential condominium development project in Georgetown, South Carolina by means of a deed in lieu of foreclosure in satisfaction of a $3.4 million loan previously made to develop the project. Writedowns were taken for $400,000 in 2005 and $1.0 million in 2006. In the first quarter of 2007, the Bank began to build out the project in preparation for future sale. It is estimated that the build out will be completed during the fourth quarter of 2008. In the fourth quarter of 2007, management decided to immediately make the property available for sale, and made an additional $2.0 million writedown. The Bank continues to pursue opportunities to sell the partially completed property, if such a sale could be executed under terms favorable to the Bank. At September 30, 2008, the property is carried on the books at approximately $3.4 million.
Asset Quality Analysis

	Nine Months Ended		Year Ended		Nine Months Ended
	September 30		December 31		September 30
(Dollars in thousands)	2008		2007		2007

Allowance for credit losses:
Beginning balance	$30,370		$9,564		$9,564
Provision for credit losses	10,682		18,952		4,541
Net charge-offs	(10,068)		(8,456)		(4,154)
Allowance acquired via Merger	—		10,310		10,310

Ending balance	$30,984		$30,370		$20,261

Non performing Assets:
Non-performing loans:
Nonaccrual loans	$33,865		$12,236		$9,773
Restructured loans	260		651		467
Loans 90 days or more past due and still accruing	413		72		899

Total non-performing loans	34,538		12,959		11,139
Other real estate	7,587		4,280		10,335

Total non-performing assets	$42,125		$17,239		$21,474

Asset Quality Ratios:
Nonperforming loans to loans outstanding at end of period	2.12%		0.87%		0.77%
Nonperforming assets to total assets at end of period	2.00		0.84		1.05
Net charge-offs as a percentage of average loans outstanding during the period	0.86	*	0.79		0.60	*
Allowance for credit losses as a percentage of loans outstanding at end of period	1.90		2.04		1.41
Ratio of allowance for credit losses to nonperforming loans	0.90	X	2.34	X	1.82	X

*	Denotes annualized
Income Taxes
The Company’s provision for income taxes totaled $774,000 for the first nine months of 2008 and $1.9 million for the same period in 2007. The decrease in the provision for 2008, compared to the prior year, results primarily from the decrease in taxable income. The Company’s effective tax rate was 31.5% for the nine-month period ended September 30, 2008, compared to 28.1% for the first nine months of 2007.

During 2003, the Bank purchased an investment tax credit partnership interest for $540,000. The partnership was expected to yield $1.0 million in tax credits over the years 2003 to 2009. Actual credits applied to the nine months ended September 30, 2008 and 2007, were $150,000 and $152,000, respectively. The Company accounts for tax credits using the flow-through method, thereby reducing income tax expense in the year in which the credits were received.
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
Interest Rate Risk Management
Interest rate risk management is a part of the Bank’s overall asset/liability management process. The primary oversight of asset/liability management rests with the Bank’s Asset and Liability Committee, which is comprised of various members of senior management. The Committee meets on a regular basis to review the asset/liability management activities of the Bank and monitor compliance with established policies. Activities of the Asset and Liability Committee are reported to the Risk Management Committee of the Bank’s Board of Directors.
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
The Bank utilizes a computer based interest rate risk simulation model. This comprehensive model includes rate sensitivity gap analysis, rate shock net interest income analysis, and present value of equity analysis, under various rate shock scenarios. The Bank uses this model to monitor interest rate risk on a quarterly basis and to detect trends that may affect the overall net interest income for the Bank. This simulation incorporates the dynamics of balance sheet and interest rate changes and calculates the related effect on net interest income. As a result, this analysis more accurately projects the risk to net interest income over the upcoming twelve-month period, compared to the traditional gap analysis. The Bank’s asset/liability policy provides guidance for levels of interest rate risk and potential remediations, if necessary, to mitigate excessive levels of risk. The modeling results indicate the Bank is subject to an acceptable level of interest rate risk. The Bank is asset sensitive based on recent experience, which means that falling interest rates could result in a reduced amount of net interest income. The Bank is not subject to other types of market risk, such as foreign currency exchange rate risk, commodity or equity price risk.

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
During the first nine months of 2008, the Company had net cash provided by operating activities of $20.6 million, compared to $9.6 million of net cash provided by operating activities in the first nine months of 2007. This change is primarily attributable to an increase in the provision for credit losses and a decrease in loans held for sale.
Net cash used in investing activities for the first nine months of 2008 was $75.0 million, compared to net cash used in investing activities in the first nine months of 2007 of $21.5 million. This change is primarily attributable to a large increase in cash used to make loans to customers. The Company recorded an increase in loans made to customers of $164.6 million dollars during the first nine months of 2008, compared to an increase of $44.8 million during the first nine months of 2007. This was partially offset by an increase in cash received as a result of net sales of investment securities available for sale.
During the nine months ended September 30, 2008, financing activities provided $62.4 million, compared to net cash provided by financing activities of $21.4 million during the same period in 2007. The change was primarily the result of borrowings from and payments to the Federal Home Loan Bank (“FHLB”). In the first nine months of 2008, the Company had net proceeds on borrowings from the FHLB of $52.5 million, compared to net payments to the FHLB of $3.0 million during the first nine months of 2007. In addition, the Company had an increase in other borrowings of $18.8 million during the first nine months of 2008, compared to an increase on other borrowings of $15.2 million during the first nine months of 2007. Finally, in the first nine months of 2007, the Company had an increase in deposits of $16.4 million.
Cash and cash equivalents totaled $66.7 million at September 30, 2008, compared to $58.7 million at December 31, 2007 and $56.0 million at September 30, 2007.
As of September 30, 2008, the Bank has unsecured overnight borrowing lines totaling $62 million available through five financial institutions. These lines are used to manage the day-to-day, short-term liquidity needs of the Bank. Each overnight line has a requirement to repay the line in full on a frequent basis, typically within five to 15 business days.
Liquidity is further enhanced by a line of credit with the FHLB, amounting to approximately $281 million, collateralized by FHLB stock, investment securities, qualifying 1 to 4 family residential mortgage loans, and qualifying commercial real estate loans. FHLB advances outstanding at September 30, 2008 totaled $170.5 million. The Bank also has an unused $50 million letter of credit issued by the FHLB under the line of credit. The Bank has approximately $181.9 million in additional credit available at the FHLB provided additional assets are placed with the FHLB as collateral.
The Bank also has established wholesale repurchase agreements with regional brokerage firms. The Bank can access this additional source of liquidity by pledging investment securities from its investment portfolio with these counter parties as collateral for loans to the bank. The Bank also uses, as a secondary source of funds, brokered deposits, as well as deposits through the CDARS-Promontory Interfinancial Network.

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
The Company did not repurchase any shares during the third quarter of 2008. During the first nine months of 2008, the Company repurchased 38,200 shares at an average price of $8.91.
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
As shown in the accompanying table, the Company and the Bank have capital levels that meet or exceed the minimum levels for “well capitalized” bank holding companies and banks as of September 30, 2008.

	Regulatory Capital
	Well	Adequately
	Capitalized	Capitalized	Company	Bank

Total Capital	10.0%	8.0%	10.18%	10.00%
Tier 1 Capital	6.0	4.0	8.91	8.74
Leverage Capital	5.0	4.0	7.78	7.63
In accordance with purchase accounting rules, as of July 31, 2008 the Company evaluated the goodwill it recorded in connection with the Merger, and concluded that there was no impairment in the value of the goodwill. The Company will continue to evaluate goodwill on an annual basis in future years. As of September 30, 2008, the Company had approximately $50.4 million in goodwill.
On October 31, 2008, the Company announced that it has applied for $52.0 million under the United States Department of the Treasury’s (“Treasury”) Troubled Assets Relief Program (“TARP”) Capital Purchase Program. Under this program, Treasury will purchase up to $250 billion of senior preferred shares on standardized terms from qualifying U.S. controlled banks and savings associations, and certain bank and savings and loan holding companies. The deadline for applying for funds is November 14, 2008, and Treasury will make determinations as to amounts, if any, to be invested in qualifying institutions after consultation with the appropriate regulatory authorities. Accordingly, there is no assurance as to the availability or amount of funding that will be received from the TARP Capital Purchase Program. It is anticipated that any funding under the TARP Capital Purchase Program will be disbursed before December 31, 2008.

Additionally, the Company announced that based on the highly uncertain economic conditions and in the interest of preserving capital, it is suspending the payment of its cash dividend effective immediately. While no assurance can be given that the payment of cash dividends will be resumed, the Board will continue to monitor business conditions, the Company’s capitalization and profitability levels, asset quality and other factors in considering whether to resume cash dividend payments in the future. Participation in the TARP Capital Purchase Program will require regulatory approval for the resumption of dividend payments.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
The Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of September 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.
Changes in internal control over financial reporting
There have been no changes to the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable.
Item 1A. Risk Factors
     There have been no material changes to the Company’s Risk Factors as previously disclosed in Bancorp’s 2007 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no sales of unregistered equity securities during the third quarter of 2008. The Company did not repurchase any shares during the third quarter of 2008.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable
Item 5. Other Information
     Not applicable.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, and amendments thereto, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on November 4, 2004 (SEC File No. 000-11448).

3.3	Amendments to Amended and Restated Bylaws, incorporated by reference to Item 5.03 of the Current Report on Form 8-K, filed with the SEC on August 3, 2007 (SEC File No. 000-11448).

3.4	Articles of Merger of FNB with and into LSB, including amendments to the Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

4.1	Specimen certificate of common stock, $5.00 par value, incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

4.2	Rights Agreement dated as of February 10, 1998 by and between LSB and Wachovia Bank, N.A., as Rights Agent, which is incorporated by reference to Exhibit 1 of the Registration Statement on Form 8-A filed with the SEC on March 6, 1998 (SEC File No. 000-11448).

4.3	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.02 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.4	Guarantee Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.03 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.5	Indenture, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.04 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

10.1	Benefit Equivalency Plan of FNB Southeast, effective January 1, 1994 which is incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the SEC (SEC File No. 000-13086).

10.2	1994 Director Stock Option Plan, which is incorporated by reference to Exhibit 4 of the Registration Statement on Form S-8 filed with the SEC on July 15, 1994 (SEC File No. 33-81664).

10.3	1996 Omnibus Stock Incentive Plan, which is incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on March 28, 1996 (SEC File No. 000-11448).

10.4	Omnibus Equity Compensation Plan, which is incorporated by reference to Exhibit 10(B) of the Annual Report on Form 10-KSB40 for the fiscal year ended December 31, 1996, filed with the SEC on March 31, 1997 (SEC File No. 000-13086).

10.5	Amendment to Benefit Equivalency Plan of FNB Southeast, effective January 1, 1998., which is incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 25, 1999 (SEC File No. 000-13086)

10.6	Amendment Number 1 to 1996 Omnibus Stock Incentive Plan, which is incorporated by reference to Exhibit 4.5 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

10.7	Long Term Stock Incentive Plan for certain senior management employees of FNB Southeast which is incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003 (SEC File No. 000-13086).

10.8	LSB Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Appendix VI of the 2003 Proxy Statement filed with the SEC on March 16, 2004 (SEC File No. 000-11448).

10.9	Form of Stock Option Award Agreement for a Director adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).

10.10	Form of Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).

Exhibit No.	Description
10.11	Employment Continuity Agreement effective as of January 1, 2004 between LSB and Robert F. Lowe, which is incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.12	Form of Director Fee Deferral Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 29, 2004 (SEC File No. 000-11448).

10.13	Form of Employment Continuity Agreement effective as of January 1, 2004 between LSB and Robert E. Lineback, Jr. and Philip G. Gibson with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, which is incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.14	Form of Employment Continuity Agreement effective as of January 1, 2004 between LSB and Ronald E. Coleman, D. Gerald Sink, Robin A. Huneycutt and Ronald W. Sink with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, which is incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.15	Employment and Change of Control Agreement with David P. Barksdale, which is incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on October 17, 2008 (SEC File No. 000-11448).

10.16	April 11, 2005 Amendment to LSB Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).

10.17	Form of Amendment to the applicable Grant Agreements under the 1996 Omnibus Stock Incentive Plan, which is incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).

10.18	Form of Amendment to the Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).

10.19	Restated Form of Director Fee Deferral Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.20	Form of Stock Appreciation Rights Award Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.21	LSB Management Incentive Plan, which is incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.22	2006 LSB Bank Director Compensation Schedule, which is incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.23	Employment Agreement dated January 25, 2007, between FNB and FNB Southeast, as employer, and Pressley A. Ridgill, President and Chief Executive Officer of the Bank and President of Bancorp, which is incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on January 30, 2007 (SEC File No. 000-13086).

10.24	Agreement and Plan of Merger by and between LSB and FNB, which is incorporated by reference as Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on February 27, 2007 (SEC File No. 000-11448).

10.25	Agreement and Plan of Bank Merger by and between FNB Southeast, LSB Bank, LSB and FNB, which is incorporated by reference as Exhibit 2.2 of the Current Report on Form 8-K filed with the SEC on February 27, 2007 (SEC File No. 000-11448).

10.26	Change of Control Severance Plan of FNB Southeast which is incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on May 25, 2005 (SEC File No. 000-13086).

10.27	NewBridge Bancorp Amended and Restated Long Term Stock Incentive Plan, formerly the “FNB Long Term Stock Incentive Plan” (the “2006 Omnibus Plan”), which is incorporated by reference to Exhibit 10.27 of the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 (SEC File No. 000-11448).

10.28	Amendment and Waiver to Employment and Change of Control Agreement, among FNB, FNB Southeast and Pressley A. Ridgill which is incorporated by reference to Exhibit 10.27 of the Registration Statement on Form S-4 POS filed with the SEC on June 18, 2007 (SEC File No. 000-11448).

10.29	Employment and Change of Control Agreement among Bancorp, LSB Bank and Michael Shelton, dated September 27, 2007 which is incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on October 1, 2007 (SEC File No. 000-11448).

Exhibit No.	Description
10.30	Long Term Management Incentive Plan of FNB Southeast which is incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 23, 2006 (SEC File No. 000-13086).

10.31	FNB Amended and Restated Directors Retirement Policy, which is incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on August 3, 2007 (SEC File No. 000-11448).

10.32	Amendment to the FNB Directors and Senior Management Deferred Compensation Plan Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, FNB Southeast and FNB, dated July 31, 2007, which is incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K, filed with the SEC on August 3, 2007 (SEC File No. 000-11448).

10.33	Employment and Change of Control Agreement with William W. Budd, Jr. which is incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.34	Employment and Change of Control Agreement with Richard Balentine, which is incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.35	Employment and Change of Control Agreement with Jerry W. Beasley, which is incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.36	Employment and Change of Control Agreement with Robin S. Hager, which is incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.37	Employment and Change of Control Agreement with Paul McCombie, which is incorporated by reference to Exhibit 99.5 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.38	Employment and Change of Control Agreement with George Richard Webster, which is incorporated by reference to Exhibit 99.6 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.39	Directors and Senior Management Deferred Compensation Plan Trust Agreement between FNB Southeast and Morgan Trust Company, which is incorporated by reference to Exhibit 99.7 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.40	Second Amendment to the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy Trust Agreement among Regions bank d/b/a/ Regions Morgan Keegan Trust, Bancorp and the Bank, which is incorporated by reference to Exhibit 99.8 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.41	Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, which is incorporated by reference to Exhibit 99.9 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.42	First Amendment to the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, which is incorporated by reference to Exhibit 99.10 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.43	Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.44 of the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 000-11448).

10.44	Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, which is incorporated by reference to Exhibit 10.45 of the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 000-11448).

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2008	NEWBRIDGE BANCORP
(Registrant)

	By:	/s/ Michael W. Shelton

Name: Michael W. Shelton
Title: Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”).

31.02	Certification Pursuant to Section 302 of SOX.

32.01	Certification Pursuant to Section 906 of SOX.