Form 10-K
period 2008-12-31
NEWBRIDGE BANCORP
filed 2009-03-16
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2008	Commission File Number: 000-11448
NewBridge Bancorp
(Exact name of Registrant as specified in its Charter)

North Carolina (State of Incorporation)	56-1348147 (I.R.S. Employer Identification No.)

1501 Highwoods Blvd., Suite 400
Greensboro, North Carolina (Address of principal executive offices)	27410 (Zip Code)
(336) 369-0900
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Name of each exchange
Title of each class	on which registered
Common Stock, par value $5.00 per share	Nasdaq Global Select Market
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s voting and nonvoting common equity held by non-affiliates of the Registrant, based on the average bid and asked price of such common equity on the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $104.5 million. As of March 9, 2009 (the most recent practicable date), the Registrant had 15,655,868 shares of Common Stock outstanding.
Documents incorporated by reference — Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders of NewBridge Bancorp (the “Proxy Statement”) are incorporated by reference into Part III hereof.
The Exhibit Index begins on page 85.

NewBridge Bancorp
Annual Report on Form 10-K for the fiscal year ended December 31, 2008

Forward-looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of NewBridge Bancorp (hereinafter referred to as “Bancorp” or the “Company”) including but not limited to Bancorp’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation: (1) in October of 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law, followed in February 2009 by the American Recovery and Reinvestment Act of 2009 (the “ARRA”). In addition, the U.S. Department of the Treasury (the “U.S. Treasury”) and federal banking regulators are implementing a number of programs to address capital and liquidity issues in the banking system, all of which may have significant effects on Bancorp and the banking industry, the exact nature and extent of which cannot be determined at this time; (2) the strength of the United States economy generally, and the strength of the local economies in which Bancorp conducts operations, may be different than expected, resulting in, among other things, a continued deterioration in credit quality, including the resultant effect on Bancorp’s loan portfolio and allowance for credit losses; (3) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”); (4) inflation, deflation, interest rate, market and monetary fluctuations; (5) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate and market liquidity conditions) and the impact of such conditions on Bancorp’s capital markets and capital management activities; (6) the timely development of competitive new products and services by Bancorp and the acceptance of these products and services by new and existing customers; (7) the willingness of customers to accept third party products marketed by Bancorp; (8) the willingness of customers to substitute competitors’ products and services for Bancorp’s products and services and vice versa; (9) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking and securities); (10) technological changes; (11) changes in consumer spending and saving habits; (12) the effect of corporate restructurings, acquisitions and/or dispositions, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (13) the current stresses in the financial and real estate markets, including possible continued deterioration in property values; (14) unanticipated regulatory or judicial proceedings; (15) the impact of changes in accounting policies by the Securities and Exchange Commission (the “SEC”); (16) adverse changes in financial performance and/or condition of Bancorp’s borrowers which could impact repayment of such borrowers’ outstanding loans; and (17) Bancorp’s success at managing the risks involved in the foregoing. Bancorp cautions that the foregoing list of important factors is not exhaustive. See also “Risk Factors” which begins on page 14. Bancorp undertakes no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Bancorp.

PART I

Item 1.	Business
General
Bancorp is a bank holding company incorporated under the laws of the state of North Carolina (“NC”) and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Bancorp’s principal asset is stock of its banking subsidiary, NewBridge Bank (the “Bank”). Accordingly, throughout this Annual Report on Form 10-K, there are frequent references to the Bank. The principal executive offices of Bancorp and the Bank are located at 1501 Highwoods Boulevard, Suite 400, Greensboro, NC 27410. The telephone number is (336) 369-0900. The Bank maintains operations facilities in Lexington and Reidsville, NC.
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
Business of Bank and Other Subsidiaries
Through its branch network, the Bank provides a wide range of banking products to individuals, small to medium-sized businesses and other organizations in its market areas, including interest bearing and noninterest bearing demand deposit accounts, certificates of deposits, individual retirement accounts, overdraft protection, personal and corporate trust services, safe deposit boxes, online banking, corporate cash management, brokerage, financial planning and asset management, mortgage production and secured and unsecured loans.
In addition, as of December 31, 2008, the Bank also operated three active non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. (“Peoples Finance”), LSB Properties, Inc. (“LSB Properties”) and Prince George Court Holdings, Inc. (“Prince George”). Peoples Finance is a NC licensed finance company. As a finance company, Peoples Finance offers secured and unsecured loans to individuals up to a maximum of $30,000 secured, and $10,000 unsecured, as well as dealer originated loans. The Company announced during the second quarter of 2008 that Peoples Finance will no longer proactively solicit new loans to the Bank loan portfolio. As of December 31, 2008, Peoples Finance had approximately $7.3 million of loans outstanding. LSB Properties owns the majority of other real estate of the Bank, while Prince George owns a condominium project in Georgetown, South Carolina, acquired through a deed-in-lieu of foreclosure, as described in greater detail in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Lending Activities”.
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
Bancorp operates one reportable segment, the Bank. Reference is made to Item 8 — “Financial Statements and Supplementary Data”. Management believes that Bancorp is not dependant upon any single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on Bancorp’s operations.
Market Areas
The Bank’s primary market area is the Piedmont Triad Region of NC. On December 31, 2008, the Bank operated 37 branches and three loan productions offices in its three markets: the Piedmont Triad Region and Coastal Region of NC and the Shenandoah Valley Region of Virginia (“VA”). The following table lists the Bank’s branch offices, categorized by region and city.

Piedmont Triad Region:	Piedmont Triad Region (continued):
Lexington (five offices)	Madison
Greensboro (four offices)	Midway
Winston-Salem (four offices)	Rural Hall
Reidsville (three offices)	Tyro (1)
Thomasville (two offices)	Walkertown
Archdale	Welcome
Clemmons
Danbury	Coastal Region:
Eden	Wilmington (two offices)
High Point	Burgaw
Jamestown
Kernersville	Shenandoah Valley Region:
King	Harrisonburg (two offices)

(1)	On March 6, 2009, the Company announced that it will close its branch in Tyro during the second quarter of 2009.
As of December 31, 2008, the Bank operated 32 branches and two loan production offices in the Piedmont Triad Region. The Piedmont Triad Region is a 12 county area, located in the rapidly growing interstate corridor between Charlotte, NC and the Research Triangle Park, and has a combined population of approximately 1.6 million people. The Piedmont Triad Region includes the cities of Greensboro, Winston-Salem and High Point, respectively the third, fifth and eighth largest cities in NC.
The Piedmont Triad Region economy, traditionally centered on the textile, furniture and tobacco industries, has transitioned to a more service-oriented economy; successfully diversifying into areas related to transportation, logistics, health care, education and technology. Benefiting the Piedmont Triad Region’s economy are decisions by FedEx to locate a national hub at Piedmont Triad International Airport (“PTIA”), by Dell to construct a manufacturing and distribution facility a few miles to the west of PTIA, and by Honda Aircraft Company to locate its world headquarters at PTIA.
In addition to its strategic proximity to key markets, the Piedmont Triad Region has a well defined transportation infrastructure, providing access to both global and national markets. Interstates I-40, I-85 and I-77 provide both North-South and East-West routes. In addition, local manufacturers and distribution hubs will have direct access to both Midwest markets and additional Southeast ports when Interstates I-73 and I-74, which will bisect the Piedmont Triad Region, are completed. Moreover, extensive rail services are offered by major carriers, Norfolk Southern, CSX and Amtrak as well as a number of short-line railroads.
The Piedmont Triad Region is home to numerous institutions of higher education, including Wake Forest University, Wake Forest University Medical Center, North Carolina School of the Arts, Salem College and Winston-Salem State University, (Winston-Salem), High Point University (High Point), two members of the University of North Carolina system located in Greensboro; the University of North Carolina at Greensboro and North Carolina A&T State University, and Elon University (Elon). Greensboro is also home to several well respected private institutions, as well as many community colleges and technical schools. All are recognized for academic excellence and enhance the Piedmont Triad Region’s business development efforts, particularly in the field of biotechnology.
As of June 30, 2008, the Bank was the largest community bank in the Piedmont Triad Region, based on deposit market share.
As a result of the Bank Merger, the Bank increased its presence in the Piedmont Triad Region and entered the Coastal Region of NC and the Shenandoah Valley Region of VA.
As of December 31, 2008, the Bank operated three branches in the Coastal Region, which includes Pender County and New Hanover County, located on the Southeast coast of NC. Wilmington is the county seat and industrial center of New Hanover County. A historic seaport and a popular tourism destination, Wilmington has diversified and developed into a major resort area, a busy sea port (one of NC’s two deep water ports), a light manufacturing center, a chemical manufacturing center and the distribution hub of southeastern NC. During the past 20 years, the Wilmington area has experienced extensive industrial development and growth in the service and trade sectors. Industries in the Wilmington region produce fiber optic cables for the communications industry; aircraft engine parts; pharmaceuticals; nuclear fuel components; and various textile products. The motion picture industry has a significant presence in the Wilmington area. Wilmington also serves as a regional retail center, a regional medical center and the home of the University of North Carolina at Wilmington.
The total population of New Hanover County is approximately 160,000. The County is served by Interstate 40 and U.S. Highways 17 and 74, major rail connections and national and regional airlines through facilities at the New Hanover International Airport, located near Wilmington.
As of December 31, 2008, the Bank operated two branches and one loan production office in its Shenandoah Valley Region, serving the counties of Rockingham and Augusta, VA. Harrisonburg is the county seat of Rockingham County, centrally located in the Shenandoah Valley in west central VA. With a population of approximately 40,000, Harrisonburg is an important educational, industrial, retail, tourism, commercial, agricultural and governmental center, and is home to five colleges and universities, including James Madison University. Interstate 81, several primary U.S. highways, the Shenandoah Valley Regional Airport and a major rail connection serve the area.
The following table reflects the Bank’s deposit market share and branch locations by region at December 31, 2008 (in thousands):
Deposit Market Share and Branch Locations
December 31, 2008

		Number of	Deposit Market
Region	Deposits	Branches	Share Rank(1)
Piedmont Triad:	$1,456,093	32	1
Coastal:	124,381	3	3
Shenandoah Valley	82,989	2	4

(1)	As of June 30, 2008. Rank for community financial institutions; excludes banks greater than $10 billion in assets

Deposits
The Bank offers a variety of deposit products to individuals and to small and medium-sized businesses and other organizations at interest rates generally competitive with local market conditions. The table below sets forth the mix of depository accounts at the Bank as a percentage of total deposits of the Bank at the dates indicated.

	As of December 31,
	2008	2007	2006
Noninterest-bearing demand	9.0%	10.8%	13.0%
Savings, NOW, MMI	36.9	39.2	52.4
Certificates of deposit	54.1	50.0	34.6

	100.0%	100.0%	100.0%

For 2006, certain deposits previously reported as demand deposits have been reclassified to money market deposits. See Note 7 of the Notes to the Consolidated Financial Statements for further information.
The Bank accepts deposits at its 37 banking offices, all of which have automated teller machines (“ATMs”). Its memberships in multiple ATM networks allow customers access to their depository accounts from ATM facilities throughout the United States. Competitive fees are charged for the use of its ATM facilities by customers not having an account with the Bank. Deposit flows are controlled primarily through the pricing of such deposits and, to a certain extent, through promotional product offerings. Such promotional activities include the Bank’s recently introduced BridgeWORKS banking package of personal banking services, as well as special money market and certificate of deposit offerings.
At December 31, 2008, the Bank had $347.3 million in certificates of deposit of $100,000 or more. The Bank is a member of an electronic network that allows it to post interest rates and attract certificates of deposit nationally. It also utilizes brokered deposits and deposits obtained through the Promontory InterFinancial Network, also known as CDARS, to supplement in-market deposit growth. The accompanying table presents the scheduled maturities of time deposits of $100,000 or more at December 31, 2008.

Scheduled maturity of time deposits of $100,000 or more
(In thousands)
Less than three months	$32,521
Three through six months	77,809
Seven through twelve months	191,886
Over twelve months	45,089

Total time deposits — $100,000 or more	$347,305

See also Note 7 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Marketing
The Bank focuses its marketing resources on the greatest opportunities in the marketplace to support the Bank’s overall goals. Traditionally, the Bank promotes its brand, financial products, and services through a multitude of marketing methods, including:
•	Traditional advertising including print, radio and outdoor;

•	Community sponsorships and volunteerism;

•	In-branch merchandising;

•	Strategic marketing partnerships;

•	Promotions and giveaways;

•	Product enhancement;

•	Naming rights of NewBridge Bank Park, the Greensboro, NC, minor league baseball stadium;

•	Public relations and endorsements;

•	Presence at networking events and philanthropic galas; and

•	NewBridge Bank Invitational Football and Cheerleading Jamboree.
To maximize the effectiveness of these methods, the Bank conducts customer analyses and competitive research to better promote and position the Bank’s products and services in the marketplace.
In order to launch the NewBridge Bank name and brand, the Bank entered into a ten-year naming rights agreement for the minor league baseball stadium in Greensboro, NC during the fourth quarter of 2007. The stadium naming rights heightens the NewBridge Bank brand throughout the Piedmont Triad area that is home to 32 branches and the corporate headquarters. The agreement provides the Bank with co-marketing opportunities in print and outdoor advertising, places the NewBridge Bank name in front of spectators, and provides for the use of the facility to support our NewBridge Bank Invitational Football and Cheerleading Jamboree, which is the premier community service event sponsored by the Bank.
The Bank is focused on increasing noninterest income and growing core deposits with competitive products, targeted media campaigns, and compelling creative advertising. Additionally, by applying the brand’s “Bridge” metaphor, highlighting the “Your Way Forward” message, and leveraging the Bank’s guiding principles (Always do your best; Do what is right; Treat others as you want to be treated; Financial success begins with integrity), the Bank is building brand equity to position the franchise for future growth.
Competition
Commercial banking in North Carolina and Virginia is extremely competitive, due in large part to intrastate and interstate branching laws. Currently, many of Bancorp’s competitors are significantly larger and have greater resources. Bancorp continues to encounter significant competition from a number of sources, including bank holding companies, financial holding companies, commercial banks, thrift institutions, credit unions and other financial institutions and financial intermediaries. Bancorp competes in its market areas with some of the largest banking organizations in the Southeast and nationally, several of which have numerous branches in NC and VA. Bancorp’s competition is not limited to financial institutions based in NC and VA. The enactment of federal legislation authorizing nationwide interstate banking has greatly increased the size and financial resources of some of Bancorp’s competitors. Consequently, many of its competitors have substantially higher lending limits due to their greater total capitalization, and many perform functions for their customers that Bancorp generally does not offer. Bancorp primarily relies on providing quality products and services at a competitive price within its market areas. As a result of interstate banking legislation, Bancorp’s market is open to future penetration by banks located in other states, provided that the other states also permit de novo branching and acquisitions by NC and VA banking institutions, thereby increasing competition.
In the Piedmont Triad Region, as of June 2008, Bancorp competed with 33 commercial banks and savings institutions, as well as numerous credit unions. As of that date, Bancorp competed with 20 commercial banks and savings institutions, and several credit unions, in the Coastal Region and 16 commercial banks and several credit unions in the Shenandoah Valley Region.
Employees
At December 31, 2008, Bancorp and its subsidiaries had 520 full time equivalent employees, all of whom were compensated by the Bank or its subsidiaries. None of Bancorp’s employees are represented by a collective bargaining unit, and Bancorp has not recently experienced any type of strike or labor dispute. Bancorp considers its relationship with its employees to be good.
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
General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the Federal Deposit Insurance Corporation (the “FDIC”) insurance fund in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank’s total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. Bancorp, as a registered bank holding company, is subject to the regulation of the Federal Reserve. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve, under the BHCA, also has the authority to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the holding company.
As a result of Bancorp’s ownership of the Bank, Bancorp is also registered under the bank holding company laws of North Carolina. Accordingly, Bancorp is subject to supervision and regulation by the North Carolina Commissioner of Banks (the “Commissioner”).
U.S. Treasury Capital Purchase Program. Pursuant to the U.S. Treasury’s Capital Purchase Program (the “CPP”), on December 12, 2008, Bancorp issued and sold to the U.S. Treasury (i) 52,372 shares of Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 2,567,255 shares of Bancorp’s common stock, par value $5.00 per share, for an aggregate purchase price of $52,372,000 in cash. The Securities Purchase Agreement, dated December 12, 2008, pursuant to which the securities issued to the U.S. Treasury under the CPP were sold, restricts Bancorp, without the prior approval of the U.S. Treasury, from increasing dividends payable on its common stock from the last quarterly cash dividend per share ($0.05) declared on the common stock prior to October 14, 2008, limits Bancorp’s ability to repurchase shares of its common stock (with certain exceptions, including the repurchase of its common stock to offset share dilution from equity-based compensation awards), grants the holders of the Series A Preferred Stock, the Warrant and the common stock of Bancorp to be issued under the Warrant, certain registration rights, and subjects Bancorp to certain of the executive compensation limitations included in the EESA.
FDIC Temporary Liquidity Guarantee Program. Bancorp and the Bank have chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”), which applies to, among others, all U.S. depository institutions insured by the FDIC and all United States bank holding companies, unless they have opted out. Under the TLGP, the FDIC guarantees certain senior unsecured debt of Bancorp and the Bank, as well as noninterest bearing transaction account deposits at the Bank. Under the transaction account guarantee component of the TLGP, all noninterest bearing transaction accounts maintained at the Bank are insured in full by the FDIC until December 31, 2009, regardless of the standard maximum deposit insurance amounts. Under the debt guarantee component of the TLGP, the FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest.

Comprehensive Financial Stability Plan of 2009. On February 10, 2009, the Secretary of the U.S. Treasury announced a new comprehensive financial stability plan (the “Financial Stability Plan”), which builds upon existing programs and earmarks the second $350 billion of unused funds originally authorized under the EESA.
The major elements of the Financial Stability Plan include: (i) a capital assistance program that will invest in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a new public-private investment fund that will leverage public and private capital with public financing to purchase $500 billion to $1 trillion of legacy troubled assets from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.
Institutions receiving assistance under the Financial Stability Plan going forward will be subject to higher transparency and accountability standards, including restrictions on dividends, acquisitions and executive compensation and additional disclosure requirements. Bancorp cannot predict at this time the effect that the Financial Stability Plan may have on it or its business, financial condition or results of operations.
Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock less certain goodwill items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum. Bancorp exceeded all applicable minimum capital adequacy guidelines as of December 31, 2008.
Capital Requirements for the Bank. The Bank, as a NC commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a NC chartered FDIC insured commercial bank that is not a member of the Federal Reserve, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable minimum capital requirements as of December 31, 2008.
Dividend and Repurchase Limitations. Bancorp’s participation in the CPP limits our ability to repurchase shares of our common stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based compensation awards), except with the prior approval of the U.S. Treasury. See “Supervision and Regulation—U.S. Treasury Capital Purchase Program.” Additionally, Bancorp must obtain Federal Reserve approval prior to repurchasing common stock for consideration in excess of 10% of its net worth during any 12-month period unless Bancorp (i) both before and after the redemption satisfies capital requirements for a “well capitalized” bank holding company; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.
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
During 2008, the Company first reduced its quarterly cash dividend, and later suspended the payment of cash dividends. As a result of the Company’s participation in the CPP, the Company will require prior approval of the U.S. Treasury to increase dividends payable on its common stock to more than the last quarterly cash dividend ($0.05) declared prior to October 14, 2008.
Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Deposit Insurance Fund, such as the Bank, is specified in a schedule required to be issued by the FDIC. Prior to January 1, 2007, FDIC assessments for deposit insurance ranged from 0 to 27 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. During 2007 and 2008, the assessments ranged from 5 to 43 basis points per $100 of insured deposits. On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by 7 basis points, on an annual basis, for the first quarter of 2009. Under the final rule, risk-based rates would range between 12 and 50 basis points (annualized) for the first quarter 2009 assessment. The assessment rate schedule can change from time to time at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are charged quarterly. During the first quarter of 2009, the FDIC adopted an interim rule, with request for comment, which would institute a one-time special assessment estimated to be approximately 10 cents per $100 of domestic deposits on FDIC insured institutions. If approved, the Bank estimates that its assessment would total approximately $1.7 million.
Federal Home Loan Bank System. The Federal Home Loan Bank (“FHLB”) system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta. At December 31, 2008, the Bank was in compliance with these requirements.
Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination, which was completed during June 2008.
Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized”. Under the regulations, an institution is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4%

or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (B) “significantly undercapitalized” if the institution has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2008, the Bank had the requisite capital levels to qualify as “well capitalized”.
Changes in Control. The BHCA prohibits Bancorp from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank or financial holding company or savings bank holding company without prior approval of the Federal Reserve. Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of Bancorp. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of Bancorp or controls in any manner the election of a majority of the directors of Bancorp. Control is presumed to exist if a person acquires more than 10% of any class of voting stock, the stock is registered under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”), and the acquiror will be the largest shareholder after the acquisition.
Federal Securities Law. Bancorp has registered its common stock with the SEC pursuant to Section 12(g) of the Exchange Act. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to Bancorp.
Transactions with Affiliates. Under current federal law, depository institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal shareholders. Under Section 22(h), loans to directors, executive officers and shareholders who own more than 10% of a depository institution (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution’s loans to one borrower limit (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and shareholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any “interested” director may not participate in the voting. The FDIC has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the Bank. The FDIC has imposed additional limits on the amount a bank can loan to an executive officer.
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
Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act, enacted in 1999 (the “GLB Act”), dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. In doing so, it increased competition in the financial services industry, presenting greater opportunities for our larger competitors which were more able to expand their service and products than smaller, community-oriented financial institutions, such as the Bank.

USA Patriot Act of 2001. The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Act was intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The impact of the Act on financial institutions of all kinds has been significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.
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
The economic and operational effects of SOX on public companies, including the Company, have been and will continue to be significant in terms of the time, resources and costs associated with compliance with its requirements.
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
Limits on Rates Paid on Deposits and Brokered Deposits. FDIC regulations limit the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution’s normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew or roll-over such deposits without restriction, “adequately capitalized” depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew, or roll-over such deposits. Definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” are the same as the definitions adopted by the FDIC to implement the prompt corrective action provisions discussed above.
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
Additionally, Bancorp’s corporate governance policies, including the charters of the Audit, Compensation, and Corporate Governance and Nominating Committees, the Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Business Conduct and Ethics for CEO and Senior Financial Officers may also be found under the “Investor Relations” section of Bancorp’s website. A written copy of the foregoing corporate governance policies is available upon written request to Bancorp.
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
Bancorp’s business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally.
The capital and credit markets have been experiencing unprecedented levels of volatility and disruption for more than a year. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. As a consequence of the recession that the United States now finds itself in, business activity across a wide range of industries face serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly.
A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our businesses:
•	A decrease in the demand for loans and other products and services offered by us;

•	A decrease in the value of our loans and investments;

•	An impairment of certain intangible assets, such as goodwill;

•	An increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans.
Overall, during the past year, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect our businesses, financial condition and results of operations to be adversely affected.
Current market developments may adversely affect our industry, business and results of operations.
Declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in, and may continue to result in, significant write-downs of asset values by us and other financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including financial institutions.
This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.
Further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.
The soundness of other financial institutions could adversely affect us.
Since mid-2007, the financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence.
Bancorp’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan due us. There is no assurance that any such losses would not materially and adversely affect our businesses, financial condition or results of operations.
There can be no assurance that the EESA and other recently enacted government programs will help stabilize the U.S. financial system.
On October 3, 2008, President Bush signed into law the EESA. The U.S. Treasury and federal banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system, including the CPP, in which Bancorp participated. In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC’s TLGP.

On February 10, 2009, the Secretary of the U.S. Treasury announced the Financial Stability Plan, which earmarks the second $350 billion originally authorized under the EESA. The Financial Stability Plan is intended to, among other things, make capital available to financial institutions, purchase certain legacy loans and assets from financial institutions, restart securitization markets for loans to consumers and businesses and relieve certain pressures on the housing market, including the reduction of mortgage payments and interest rates.
In addition, the ARRA, which was signed into law on February 17, 2009, includes, among other things, extensive new restrictions on the compensation arrangements of financial institutions participating in the CPP.
There can be no assurance, however, as to the actual impact that the EESA, as supplemented by the Financial Stability Plan, the ARRA and other programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA, the ARRA, the Financial Stability Plan and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our businesses, financial condition, results of operations, access to credit or the trading price of our common stock.
The EESA, ARRA and the Financial Stability Plan are relatively new initiatives and, as such, are subject to change and evolving interpretation. There can be no assurances as to the effects that any further changes will have on the effectiveness of the government’s efforts to stabilize the credit markets or on our businesses, financial condition or results of operations.
The limitations on incentive compensation contained in the ARRA may adversely affect Bancorp’s ability to retain its highest performing employees.
In the case of a company such as Bancorp that received CPP funds, the ARRA contains restrictions on bonus and other incentive compensation payable to the company’s senior executive officers. Depending upon the limitations placed on incentive compensation by the final regulations issued under the ARRA, it is possible that Bancorp may be unable to create a compensation structure that permits Bancorp to retain its highest performing employees and/or attract new employees of a high caliber. If this were to occur, Bancorp’s businesses and results of operations could be adversely affected.
Bancorp is subject to extensive governmental regulation, which could have an adverse impact on our operations.
The banking industry is extensively regulated and supervised under both federal and state law. Current and future legislation and the policies established by federal and state regulatory authorities will affect Bancorp’s operations. Bancorp is subject to supervision and periodic examination by the Federal Reserve and the Commissioner. The Bank, as a state chartered non-member commercial bank, receives regulatory scrutiny from the FDIC and the Commissioner. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you as an investor in Bancorp, by restricting Bancorp’s activities, such as:
•	the payment of dividends to shareholders;

•	possible transactions with or acquisitions by other institutions;

•	desired investments;

•	loans and interest rates;

•	the level of its allowance for credit losses;

•	imposing higher capital requirements;

•	interest rates paid on deposits;

•	the possible expansion of branch offices; and

•	the ability to provide other services.
Bancorp cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on its business. Given the current disruption in the financial markets and regulatory initiatives that are likely to be proposed by the new administration and Congress, new regulations and laws that may affect us are increasingly likely. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. We cannot assure you that such modifications or new laws will not adversely affect us. Our regulatory position is discussed in greater detail under Item 1. “Business—Supervision and Regulation” of this Annual Report on Form 10-K.
In addition, Bancorp will be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.
We may need to raise additional capital in the future and such capital may not be available when needed or at all.
We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. The ongoing liquidity crisis and the loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of capital, including, but not limited to, inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve.
We cannot assure you that such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of the Bank or counterparties participating in the capital markets may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our businesses, financial condition and results of operations.
Bancorp Relies on Dividends from the Bank for Most of its Revenue.
Bancorp is a separate and distinct legal entity from the Bank. It receives substantially all of its revenue from dividends received from the Bank. These dividends are the principal source of funds to pay dividends on Bancorp’s common and preferred stock, and interest and principal on its outstanding debt securities. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to Bancorp. In the event the Bank is unable to pay dividends to Bancorp, Bancorp may not be able to service debt, pay obligations, or pay dividends on Bancorp’s common stock. The inability to receive dividends from the Bank could have a material adverse effect on Bancorp’s business, financial condition and results of operations. See Item 1 “Business — Supervision and Regulation” and Note 19 of the consolidated financial statements.
Bancorp may have higher credit losses than Bancorp’s allowance for credit losses.
The Bank maintains an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense that represents management’s best estimate of probable losses that will be incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated credit losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific loan risks; credit loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current loan risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Bank’s control, may require an increase in the allowance for credit losses. Approximately 52% of the Bank’s loan portfolio is composed of real estate — construction and commercial loans. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. In addition, bank regulatory agencies periodically review the Bank’s allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, the Bank will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on Bancorp’s financial condition and results of operations. See Allocation of Allowance for Credit Losses in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for

further discussion related to the Bank’s process for determining the appropriate level of the allowance for possible credit losses.
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
The Bank is Subject to Interest Rate Risk.
The Bank’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and investment securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Bank’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Bank receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Bank’s ability to originate loans and obtain deposits, (ii) the fair value of the Bank’s financial assets and liabilities, and (iii) the average duration of certain of the Bank’s interest-rate sensitive assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Bank’s net interest income and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, there are costs associated with the Bank’s risk management techniques, and these costs could be material. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of the Bank’s ability to continue to maintain a consistent, positive spread between the interest earned on the Bank’s earning assets and the interest paid on the Bank’s interest-bearing liabilities.
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
Unlike larger national or other regional banks that are more geographically diversified, the Bank primarily provides services to customers located in the Piedmont Triad Region and Coastal Region in NC and the Shenendoah Valley Region in VA. Because the Bank’s lending and deposit-gathering activities are concentrated in these markets, particularly the Piedmont Triad Region, the Bank will be affected by the business activity, population, income levels, deposits and real estate activity in these markets. Adverse developments in local industries have had and could continue to have a negative affect on the Bank’s financial condition and results of operations. Even though the Bank’s customers’ business and financial interest may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce the Bank’s growth rate, affect the ability of the Bank’s customers to repay their loans and generally affect Bancorp’s financial condition and results of operations. A significant decline in general economic conditions in the Bank’s market areas, or the entire country, caused by inflation, recession, unemployment or other factors which are beyond the Bank’s control would also impact these local economic conditions and could have an adverse affect on Bancorp’s financial condition and results of operations.
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
Bancorp faces strong competition in our market areas, which may limit our asset growth and profitability.
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
Our participation in the U.S. Treasury’s CPP imposes restrictions and obligations on us that limit our ability to increase dividends, repurchase shares of our common stock and access the equity capital markets.
On December 12, 2008, we issued and sold Series A Preferred Stock and a Warrant to the U.S. Treasury as part of its CPP. Prior to December 12, 2011, unless we have redeemed all of the Series A Preferred Stock or the U.S. Treasury has transferred all of the Series A Preferred Stock to a third party, the Securities Purchase Agreement pursuant to which such securities were sold, among other things, limits the payment of dividends on our common stock to a maximum quarterly dividend of $0.05 per share without prior regulatory approval, limits our ability to repurchase shares of our common stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based compensation awards), and grants the holders of such securities certain registration rights which, in certain circumstances, impose lock-up periods during which we would be unable to issue equity securities. In addition, unless we are able to redeem the Series A Preferred Stock during the first five years, the dividends on this capital will increase substantially at that point, from 5% to 9%. Depending on market conditions at the time, this increase in dividends could significantly impact our liquidity. See “Supervision and Regulation—U.S. Treasury Capital Purchase Program.”
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
If we cannot meet NASDAQ’s continued listing requirements, NASDAQ may delist our common stock, which would have an adverse impact on the liquidity and market price of our common stock.
Our common stock is currently listed on NASDAQ GSM. Under NASDAQ rules, a stock can be delisted and not allowed to trade on NASDAQ if the closing bid price of the stock over a 30 consecutive trading-day period is less than $1.00. Since the beginning of the financial markets crisis, we have and continue to experience significant volatility, including substantial decreases, in the price of our common stock. On March 11, 2009, the closing price of our common stock was a $1.35 per share. NASDAQ implemented a temporary suspension of the rules requiring a minimum $1.00 closing bid price on October 16, 2008, and later extended the suspension until April 20, 2009. If the suspension is not extended further, there is a risk in light of the continued depressed state of the economy and credit and capital markets that our common stock could further decline in share price below the minimum listing requirement, and thus be delisted from the NASDAQ GSM if the suspension is not further extended. A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing.
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
Bancorp and the Bank’s executive offices are located at 1501 Highwoods Boulevard in Greensboro, NC. The Bank’s principal support and operational functions are located at 38 West First Avenue, Lexington, NC and 202 South Main Street in Reidsville, NC. The Bank has 35 banking offices located in NC and two located in VA, as well as two loan production offices in NC and one in VA. The location of the Bank’s executive and banking offices, their form of occupancy, deposits as of December 31, 2008, and year opened, is described in the accompanying table:

Location	Owned or Leased	Deposits	Year
		(in thousands)
1501 Highwoods Boulevard, Greensboro, NC (1)	Leased	$—	2004
38 West First Avenue, Lexington, NC (2)	Owned	178,618	1949
202 South Main Street, Reidsville, NC (3)	Owned	68,592	1910
11651-D North Main Street, Archdale, NC	Owned	19,440	2003
301 East Fremont Street, Burgaw, NC	Leased	38,121	1999
2386 Lewisville-Clemmons Road, Clemmons, NC	Owned	23,622	2001
1101 North Main Street, Danbury, NC	Owned	19,039	1997
801 South Van Buren Road, Eden, NC	Owned	63,398	1996
2132 New Garden Road, Greensboro, NC	Owned	106,687	1997
4638 Hicone Road, Greensboro, NC	Owned	37,534	2000
3202 Randleman Road, Greensboro, NC	Owned	49,080	2000
1702 Battleground Avenue, Greensboro, NC	Owned	12,574	2008
200 Westchester Drive, High Point, NC	Owned	40,063	2001
120 East Main Street, Jamestown, NC	Owned	28,641	2004
131 East Mountain Street, Kernersville, NC	Leased	20,553	1997
647 South Main Street, King, NC	Owned	48,538	1997
1926 Cotton Grove Road, Lexington, NC	Owned	33,660	1968
285 Talbert Boulevard, Lexington, NC	Leased	21,136	1983
500 South Main Street, Lexington, NC (4)	Owned	—	2004
60 New U.S. Highway 64 West, Lexington, NC	Leased	34,557	1969
605 North Highway Street, Madison, NC	Owned	33,963	1997
11492 Old U.S. Highway 52, Midway, NC	Owned	31,624	1973
1646 Freeway Drive, Reidsville, NC	Owned	61,608	1972
202 Turner Drive, Reidsville, NC (4)	Owned	31,901	1969
8055 Broad Street, Rural Hall, NC	Owned	19,555	1997
724 National Highway, Thomasville, NC	Owned	34,805	1993
941 Randolph Street, Thomasville, NC	Owned	24,200	1987
4481 Highway 150 South, Tyro, NC (5)	Owned	18,548	2002
3000 Old Hollow Road, Walkertown, NC	Owned	25,203	1997
6123 Old U.S. Highway 52, Welcome, NC	Owned	51,399	1958
3384 Robinhood Road, Winston-Salem, NC	Leased	23,208	1997
161 South Stratford Road, Winston-Salem, NC	Leased	51,479	1997
10335 North NC Highway 109, Winston-Salem, NC	Owned	29,361	1992
3500 Old Salisbury Road, Winston-Salem, NC	Owned	48,380	1978
704 South College Road, Wilmington, NC	Leased	55,997	1997
1001 Military Cutoff Road, Wilmington, NC	Leased	30,263	2006
440 South Main Street, Harrisonburg, VA	Owned	56,717	1988
1925 Reservoir Street, Harrisonburg, VA	Owned	26,271	2003

(1)	Headquarters of Bancorp and the Bank since July 2007 and November 2007, respectively.

(2)	Former headquarters of LSB and LSB Bank. Serves as a full service branch as well as an operations center for the Bank.

(3)	Former headquarters of FNB Southeast. Serves as a full service branch as well as an operations center for the Bank.

(4)	This location is an express drive through facility that only processes transactions and does not open customer accounts.

(5)	On March 6, 2009, the Bank announced that it will close its branch in Tyro during the second quarter of 2009.
Peoples Finance operates from a leased 3,200 square foot, one-story building located at 126 Forest Hill Road, Lexington, NC 27295.
The Bank also operates loan production offices in leased premises in Burlington and Greensboro, NC and Waynesboro, VA.
In addition, the Bank also operates 21 offsite ATM machines in various locations throughout its markets.
Item 3. Legal Proceedings
In the ordinary course of operations, Bancorp and its subsidiaries are often involved in legal proceedings. In the opinion of management, neither Bancorp nor its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the fourth quarter of Bancorp’s fiscal year ended December 31, 2008.
Item 4. Submission of Matters To a Vote of Security Holders
There were no matters submitted to a vote of the security holders of Bancorp during the fourth quarter of Bancorp’s fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Prices and Dividend Policies
Bancorp’s common stock is traded on the Global Select Market of the NASDAQ Stock Market (“NASDAQ GSM”) under the symbol “NBBC”. The following table shows the high, low and closing sales prices of Bancorp’s common stock on the NASDAQ GSM, based on published financial sources, for each quarter within the last two fiscal years. The table also indicates the cash dividends paid for each share during each quarter within the last two fiscal years. One cash dividend was paid during each of the fiscal quarters listed, except for the fourth quarter of 2008, when no dividend was paid.

Quarter ended	High	Low	Close	Dividends Paid
March 31, 2008	$10.99	$8.00	$8.75	$0.17
June 30, 2008	9.60	6.76	6.90	0.17
September 30, 2008	9.11	3.90	4.51	0.05
December 31, 2008	6.00	2.01	2.38	—

March 31, 2007	$17.95	$14.51	$14.60	$0.17
June 30, 2007	15.00	13.00	13.65	0.17
September 30, 2007	14.25	10.75	12.70	0.17
December 31, 2007	12.95	9.61	10.79	0.17
As of March 6, 2009, there were approximately 7,400 beneficial owners, including 3,405 holders of record, of Bancorp’s common stock. For a discussion as to restrictions on Bancorp and the Bank’s ability to pay dividends, please refer to “Item 1 — Supervision and Regulation”.
The following table sets forth certain information regarding outstanding options and shares available for future issuance under equity compensation plans as of December 31, 2008. Individual equity compensation arrangements are aggregated and included within this table. This table excludes any plan, contract or arrangement that provides for the issuance of options, warrants or other rights that are given to Bancorp’s shareholders on a pro rata basis and any employee benefit plan that is intended to meet the qualification requirements of Section 401(a) of the Code.

Number of Shares
Remaining Available
for Future Issuance
under Equity
	Number of Shares to be	Weighted-Average	Compensation Plans
	Issued Upon Exercise of	Exercise Price of	(excluding shares
	Outstanding Options,	Outstanding Options,	reflected in
	Warrants and Rights	Warrants and Rights	column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Shareholders (1)	1,052,517	$14.32	1,319,609

Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	1,052,517	$14.32	1,319,609

(1)	Includes 679,342 shares to be issued upon the exercise of outstanding options, warrants and rights assumed in connection with the Merger and having a weighted average exercise price of $13.04.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Bancorp’s stock repurchase program was originally announced in November 1998. It was subsequently amended and extended in August 1999, May 2004 and May 2006. On October 17, 2007, the Board of Directors of Bancorp (the “Board” or “Board of Directors”) approved a further extension through May 31, 2009, and authorized Bancorp to repurchase up to 650,000 additional shares of Bancorp’s common stock under the extended program. Immediately prior to the most recent extension 135,187 shares remained available under the program for repurchase by Bancorp. The stock repurchase program provides that Bancorp may repurchase its common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. Notwithstanding the stock repurchase program, Bancorp’s participation in the CPP limits Bancorp’s ability to repurchase its common stock (with certain exceptions, including the repurchases to offset share dilution from equity-based compensation awards), except with the prior approval of the U.S. Treasury. See “Supervision and Regulation—U.S. Treasury Capital Purchase Program.”
Bancorp did not repurchase any shares under the stock repurchase program during the fourth quarter of 2008.
Recent Sales of Unregistered Securities
Except as previously reported in a Current Report on Form 8-K, Bancorp did not sell any of its equity securities in the last fiscal year which were not registered under the Securities Act of 1933, as amended.

FIVE-YEAR STOCK PERFORMANCE TABLE
     The following table illustrates the cumulative total shareholder return on Bancorp’s common stock over the five-year period ended December 31, 2008 and the cumulative total return over the same period of the S&P 500 Index (U.S.) and The Carson Medlin Company Independent Bank Index of 25 independent community banks located in eight southeastern states. The table assumes $100 originally invested on December 31, 2003 and that all subsequent dividends were reinvested in additional shares.
NEWBRIDGE BANCORP
Comparison of Cumulative Total Shareholder Return
Years Ended December 31

	2003	2004	2005	2006	2007	2008

NewBridge Bancorp	100	101	110	109	73	17

The Carson Medlin Company’s Independent Bank Index[1]	100	118	127	144	103	81

S&P 500 Index	100	111	116	135	142	90

1
The Carson Medlin Company’s Independent Bank Index is the compilation of the total return to shareholders over the past five years of a group of 25 independent community banks located in the southeastern states of Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, Virginia and West Virginia. The total five year return was calculated for each of the banks in the peer group taking into consideration changes in stock price, cash dividends, stock dividends and stock splits since December 31, 2003. The individual results were then weighted by the market capitalization of each bank relative to the entire peer group. The total return approach and the weighting based upon market capitalization are consistent with the preparation of the S&P 500 total return index.

Item 6.	Selected Financial Data
The following table should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and “Item 8 — Financial Statements and Supplementary Data,” which begin on page 29 and page 49 below, respectively.

		Years Ended December 31
(In thousands, except per share data and performance
measures)	2008	2007	2006	2005	2004
SUMMARY OF OPERATIONS
Interest income	$117,962	$97,621	$67,323	$60,425	$49,319
Interest expense	53,852	42,368	24,195	16,726	10,367

Net interest income	64,110	55,253	43,128	43,699	38,952
Provision for credit losses	25,262	18,952	5,510	3,219	3,017

Net interest income after provision for credit losses	38,848	36,301	37,618	40,480	35,935
Noninterest income	20,582	14,998	14,290	13,792	14,063
Noninterest expense	123,256	62,356	43,324	39,770	37,687

Income (loss) before income taxes	(63,826)	(11,057)	8,584	14,502	12,311
Income taxes	(6,924)	(5,394)	2,584	4,865	3,931

Net income (loss)	(56,902)	(5,663)	6,000	9,637	8,380
Dividends and accretion on preferred stock	(154)	—	—	—	—

Net income (loss) available to common shareholders	$(57,056)	$(5,663)	$6,000	$9,637	$5,490

Cash dividends declared	$6,106	$8,255	$5,755	$5,805	$5,490

SELECTED YEAR END ASSETS AND LIABILITIES
Investment Securities	$288,572	$369,423	$147,129	$128,159	$129,194
Loans, net of unearned income	1,604,525	1,490,084	759,978	755,398	712,185
Assets	2,078,627	2,057,358	987,746	975,795	914,988
Deposits	1,663,463	1,627,720	817,683	822,173	722,275
Shareholders’ equity	179,236	193,153	89,309	91,829	90,742
PERFORMANCE MEASURES
Net income (loss) to average total assets	(2.72)%	(0.40)%	0.61%	1.00%	0.94%
Net income (loss) to average shareholders’ equity	(29.38)	(3.76)	6.47	10.49	9.26
Dividend payout	N/M	N/M	95.92	60.24	65.51
Average shareholders’ equity to average total assets	9.25	9.18	9.44	9.53	10.15
Average tangible shareholders’ equity to average tangible total assets	6.73	7.51	9.40	9.49	10.11
PER SHARE DATA
Earnings per share:
Basic	$(3.64)	$(0.49)	$0.71	$1.13	$0.98
Diluted	(3.64)	(0.49)	0.71	1.12	0.97
Cash dividends declared	0.39	0.68	0.68	0.68	0.64
Book value at end of year	8.10	12.30	10.60	10.77	10.57
Tangible book value at end of year	7.72	9.10	10.54	10.71	10.51

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Overview
Bancorp was created as a result of the merger of FNB and LSB, effective July 31, 2007. Accordingly, the fiscal year ended December 31, 2008 marked the first full year of operation of the combined company. Bancorp’s results of operations for the full year 2007 do not include the operating results for FNB prior to July 31, 2007. In accordance with purchase accounting rules, prior year financial information does not include any data for FNB. Bancorp operated two separate NC chartered commercial banks until November 2007, when FNB Southeast merged with and into LSB Bank, and the Bank was renamed “NewBridge Bank”.
The year ended December 31, 2008 was a turbulent year for the U.S. economy and the financial services industry in particular. Deteriorating home values, among other factors, provided a catalyst for declining valuations across nearly all asset classes, including loans and securities. The property value declines, which began in late 2007, continued to build throughout 2008. While Bancorp did not have material exposure to many of the issues that plagued the industry (e.g., sub-prime loans, structured investment vehicles, collateralized debt obligations), Bancorp’s exposure to the residential housing sector, primarily within its commercial real estate and construction loan portfolios, pressured its loan portfolio, resulting in increased credit costs and other real estate expenses. Nevertheless, the Company experienced loan and deposit growth during the first half of 2008 and announced net income in the first and second quarters. During the second half of 2008, Bancorp experienced a slowdown in balance sheet growth, higher levels of past due and nonperforming loans, higher provision and allowance levels, and recorded net losses in the third and fourth quarters.
Assets at December 31, 2008 totaled $2.08 billion, an increase of $21.3 million since December 31, 2007. This is primarily due to growth in the Company’s loan portfolio, partially offset by the writeoff of goodwill. Compared to December 31, 2007, loans increased $114.4 million to $1.60 billion, investment securities decreased $80.9 million to $288.6 million, deposits increased $35.7 million to $1.66 billion, total borrowings decreased $1.7 million to $215.8 million, and shareholders’ equity decreased $13.9 million to $179.2 million. Book value per common share was $8.10 at December 31, 2008, compared to $12.30 at year end 2007, while tangible book value per common share was $7.72 at December 31, 2008 compared to $9.10 at December 31, 2007.
The negative operating results over the second half of 2008 were influenced by the considerable stress upon the national, state and local economies that resulted in lower economic output and higher unemployment in Bancorp’s markets. This had the overall effect of reducing income and cash flow for retail and commercial customers of Bancorp, and caused higher levels of past due loans and nonperforming assets. Bancorp was also negatively affected by the stress on the financial markets caused by the actual or perceived failure of large, individually significant financial institutions. This resulted in expensive funding costs relative to the federal funds rate and the prime lending rate, and significantly reduced the Bank’s interest rate spread — one of the most significant factors in determining the profitability of a bank.
As a result of the deteriorating national economic situation, and the substantial declines in U.S. and world stock markets, the price of the Company’s common stock declined substantially during the second half of the year. In accordance with accounting regulations, the Company, with the assistance of a third party valuation specialist, re-evaluated its goodwill at December 31, 2008. The Company concluded that the goodwill was impaired, and, as of December 31, 2008, the Company wrote off all of the $50.4 million of goodwill in its financial statements, which had been recorded primarily as the result of the Merger.

Based primarily on the economic factors described above, for the full year 2008 the Company recorded a net loss available to common shareholders of $57.1 million ($3.64 per diluted share) or, excluding the goodwill impairment, a net loss of $6.6 million ($0.42 per diluted share), compared to a net loss of $5.7 million ($0.49 per diluted share) for 2007.
Strategic Initiatives
Strengthening Capital Position. In response to the current economic operating environment and uncertain future trends, Bancorp took action to strengthen its capital position in 2008. During 2008, Bancorp reduced its common dividend due to the outlook for a continued negative credit environment, preserving over $4.5 million of capital in 2008 relative to the prior level. On December 12, 2008, Bancorp received $52.4 million as part of the U.S. Treasury CPP and issued senior preferred stock and ten-year warrants under the terms of the program, which had the effect of increasing Bancorp’s three regulatory capital ratios by approximately 250 to 300 basis points. Both Bancorp and the Bank’s capital ratios exceed the “well-capitalized” guidelines. As of December 31, 2008, Bancorp’s total risk-based capital ratio was 12.42%, Tier 1 capital ratio was 11.15%, and Tier 1 leverage ratio was 9.39%. As of December 31, 2008, the Bank’s total risk-based capital ratio was 10.80%, Tier 1 capital ratio was 9.54%, and Tier 1 leverage ratio was 8.01%.
Improve loan portfolio performance. A sustained recession in Bancorp’s markets and an increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans during 2009. In order to mitigate these effects, the Company has developed an action plan, designed to improve loan quality and loan portfolio performance. Included in the plan are actions to conduct regularly scheduled meetings to develop effective plans to more efficiently manage individual past due loans and loan relationships, and credit forums with credit administration and loan production staff to more actively monitor past due loans and other pertinent credit issues. In an effort to increase the yield on the loan portfolio, the plan includes an action to establish new pricing parameters for commercial loans, based on risk grade and by loan type. The plan seeks to rebalance the loan portfolio by reducing the percentage of commercial real estate loans and increasing the percentage of commercial and industrial type loans. The plan also requires loan officers to attend targeted training classes to strengthen their skills regarding calling strategies and identifying target customers, and to refine their credit skills to support the planned migration to a greater emphasis on commercial and industrial loans.
Increase non-interest income. Bancorp is actively seeking to increase the operational profitability of existing non-interest income lines of business. Material improvements in the profitability level of investment and trust services are sought as Bancorp intends to focus more attention on managing its sales and marketing efforts, conduct a thorough review of its fee schedules, and better coordinate its cross-selling efforts and referral arrangements. It is anticipated that intensified sales and marketing initiatives will increase profitability in lines of business such as cash management and merchant services.
Grow core deposits. The intensified financial crisis during the second half of 2008 has made it increasingly difficult to secure wholesale funding at reasonable cost. During the coming year, the Bank intends to emphasize core deposit growth. Because competition for core deposits has increased, it is anticipated that pricing may not always be favorable to the Bank. Nevertheless, the market currently places a premium on liquidity, and thus maintaining increased liquidity will continue to be a priority.
The Bank plans to develop several marketing plans to emphasize its superior customer service, commitment to local communities, and both its ability and willingness to serve clients in a consultative partnership. New bundled deposit packages have been developed to add value to the retail and commercial customer base. The Bank has developed a marketing plan targeting commercial and non-profit organizations that value the high touch style of banking and recognize the value added services provided by the Bank.
In addition, the Bank has aligned its organizational structure, job duties and goals to emphasize core deposit generation. Production goals assigned to calling officers are heavily weighted toward core deposit generation.

The Bank has also implemented regular sales meetings to report and monitor overall deposit goals with actual results.
Control and reduce expenses. Over the course of 2008, Bancorp has conducted an intense and detailed review of all noninterest expenses on a line-by-line basis throughout the entire organization. As a result, Bancorp executed on significant expense reduction initiatives that it believes will benefit operating results in future periods. Expense reductions are expected to be realized in the areas of personnel, occupancy, professional services, information technology, as well as other categories. Bancorp significantly revised its expense approval procedures to align decision making authority with accountability for meeting budgets. Bancorp also migrated to a new budget and variance reporting system during the second half of 2008, in order to increase the levels of accountability throughout the organization.
Position the franchise for future growth. To promote continued and sustainable business growth, Bancorp has thoroughly examined its opportunities to create a uniquely positioned community bank that is able to bring value to small to mid size businesses and targeted retail segments. The branch network has been analyzed to identify opportunities to reposition existing offices and opportunities to open new offices in selected markets. Performance metrics have been developed to drive improved efficiencies through our branch network. Demographic information has been used to identify markets that match the targeted customer profiles for the Bank. Bancorp intends to increase its market share in dynamic growth markets by pursuing its comprehensive business growth plan to expand the branch network in targeted markets concentrated in the Piedmont Triad area of North Carolina. During 2008, Bancorp began implementation of this plan by closing four branches, acquiring a full service branch and opening a new loan production office.
Financial Condition at December 31, 2008 and 2007
Bancorp’s consolidated assets of $2.08 billion at year end 2008 reflect an increase of 1.0% over year end 2007, following an increase of 108.6% during the previous year. The increase from year end 2007 to year end 2008 is primarily a result of growth in Bancorp’s loan portfolio, partially offset by the write off of goodwill, while the increase from year end 2006 to year end 2007 is primarily a result of the Merger. Total average assets increased 46.9% from $1.42 billion in 2007, to $2.09 billion in 2008. During 2008, Bancorp experienced a 45.2% increase in average earning assets, as average earning assets totaled $1.91 billion in 2008, compared to $1.32 billion in 2007. The increases in total average assets and average earning assets were primarily attributable to the Merger, as the assets of the former FNB are only included for five months of 2007.
Gross loans increased $114.4 million during 2008, or 7.7%, compared to increases of 96.1% in 2007 and 0.6% in 2006. Loans secured by real estate totaled $851.5 million in 2008 and represented 53.1% of total loans, compared with 55.3% at year end 2007. Within this category, residential real estate loans increased 10.0% to $632.7 million and construction loans decreased 11.9% to $218.7 million. Commercial loans totaled $617.6 million at year end 2008, an increase of 8.1% from the end of 2007. Consumer loans increased 33.3% during 2008, ending the year at $122.4 million. Management believes the Bank is not dependent on any single customer or group of customers concentrated in a particular industry, the loss of whose deposits or whose insolvency would have a material adverse effect on operations.
Investment securities (at amortized cost) totaled $283.7 million at year end 2008, a 22.3% decrease from $365.1 million at year end 2007. U.S. Government agency securities totaled $56.6 million, or 20.0% of the portfolio at year end 2008, compared to $140.8 million, or 38.6% of the portfolio one year earlier. Management believes that the additional risk of owning agency securities over U.S. Treasury securities is negligible and has capitalized on the favorable spreads available on the former. Mortgage backed securities totaled $97.8 million, or 34.5% of the portfolio, at December 31, 2008, compared to $106.8 million, or 29.2% of the portfolio at the previous year end. State and municipal obligations amounted to $115.6 million at year end 2008, and comprised 40.8% of the portfolio, compared to $105.7 million, or 29.0% of the portfolio a year earlier. The Company’s investment strategy is to achieve acceptable total returns, while investing in securities with varying maturity dates, cash flows and yield characteristics. U.S. Government agency securities are generally purchased for liquidity and collateral purposes, mortgage backed securities are purchased for yield and cash flow purposes and longer maturity municipal bonds are purchased for yield and income generation. The Company categorizes the majority of its investment portfolio as “Available for Sale,” while a small portion is categorized as “Held to Maturity”. The table, “Investment Securities,” presents the composition of the securities portfolio for the last three years, as well as information about cost, fair value and weighted average yield.
Total deposits increased $35.7 million to $1.66 billion at December 31, 2008, a 2.2% increase from a total of $1.63 billion one year earlier. This change was the result of increased time deposits, partially offset by decreases in demand deposits and money market deposits.
The competition for deposits within the Bank’s market areas increased significantly during 2008 as larger national and regional banks increased their rates in an effort to attract deposits and maintain adequate liquidity. The Bank, which historically has relied on appropriate pricing and high quality customer service to retain and increase its retail deposit base, was forced to compete with higher rates offered by the larger national and regional banks in order to satisfy its deposit requirements.
In order to attract additional deposits when necessary, the Bank uses several different sources such as membership in electronic deposit gathering networks that allow it to post interest rates and attract deposits from across the U.S. (bulletin board deposits), brokered certificates of deposit secured through broker/dealer partnerships and deposits obtained through the Promontory InterFinancial Network, also known as CDARS. The Bank’s reliance on bulletin board deposits has continued to decrease during 2008, while the use of brokered deposits has increased from $20.2 million at year end 2007 to $37.6 million at year end 2008. The Bank has used the CDARS program in 2008 as the preferred method for gathering non core deposits and will likely continue that trend in 2009.
The Bank also has a credit facility available with the FHLB of Atlanta. The Bank utilized a portion of the approximately $331.4 million credit line with the FHLB of Atlanta to fund earning assets. FHLB borrowings totaled $139.0 million at year end 2008. Management believes this is a cost effective and prudent alternative to deposit balances, since particular amounts, terms and structures may be selected to meet current needs.
Financial Condition at December 31, 2007 and 2006
Bancorp’s consolidated assets of $2.06 billion at year end 2007 reflected an increase of 108.6% over the previous year. Total average assets increased 44.9% from $982.5 million in 2006 to $1.42 billion in 2007. During 2007, Bancorp experienced a 43.6% increase in average earning assets. Average earning assets totaled $1.32 billion in 2007, compared to $917.1 million in 2006. All of the increases in 2007 were primarily attributable to the Merger.
Gross loans increased $730.1 million during 2007, or 96.1%, compared to an increase of 0.6% in 2006. Loans secured by real estate totaled $823.4 million in 2007 and represented 55.3% of total loans, compared with 55.0% at year end 2006. Within this category, residential real estate loans increased 60.8% to $575.1 million and construction loans increased 314.0% to $248.2 million. Commercial loans totaled $571.6 million at year end 2007, an increase of 104.6% from the end of 2006. Consumer loans increased 50.7% during 2007, ending the year at $91.8 million.
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
Average Balances and Average Rates Earned and Paid. The accompanying table sets forth, for the years 2006 through 2008, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Average loans include nonaccruing loans, the effect of which is to lower the average yield.

Average Balances and Net Interest Income Analysis
Fully taxable equivalent basis(1) (Dollars in thousands)

	2008			2007			2006
		Interest			Interest				Interest
	Average	Income/	Average	Average	Income/	Average	Average		Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate	Balance		Expense	Yield/Rate

Earning assets:
Loans receivable(2)	$1,575,064	$102,187	6.49%	$1,060,522	$85,460	8.06%	$756,088		$60,396	7.99%
Taxable securities	191,766	10,229	5.33	175,139	8,560	4.89	106,754		4,528	4.24
Tax exempt securities	113,480	6,539	5.76	60,717	3,415	5.62	31,302		1,655	5.29
FHLB stock	10,281	368	3.58	7,512	467	6.22	4,605		279	6.06
Interest-bearing bank balances	10,189	267	2.62	3,829	209	5.41	1,562		71	4.55
Federal funds sold	11,187	114	1.02	9,077	424	4.72	16,761		812	4.84

Total earning assets	1,911,967	119,704	6.26	1,316,796	98,535	7.48	917,072		67,741	7.39

Non-earning assets:
Cash and due from banks	41,829			38,845			36,367
Premises and equipment	45,415			29,583			19,638
Other assets	124,075			54,067			17,856
Allowance for credit losses	(31,020)			(15,516)			(8,447)

Total assets	$2,092,266			$1,423,775			$982,486

Interest-bearing liabilities:
Savings deposits	$41,430	$65	0.16%	$35,688	$121	0.34%	$33,277		$116	0.35%
NOW deposits	170,221	802	0.47	146,843	1,041	0.71	134,535		944	0.70
Money market deposits	429,322	10,145	2.36	337,413	13,070	3.87	288,522	(5)	8,237	2.85
Time deposits	838,205	33,660	4.02	499,802	22,454	4.49	277,898		11,760	4.23
Other Borrowings	92,296	3,697	4.01	38,677	1,048	2.69	1,040		12	1.15
Borrowings from Federal Home Loan Bank	148,206	5,483	3.70	90,201	4,634	5.15	59,521		3,126	5.25

Total interest-bearing liabilities	1,719,680	53,852	3.13	1,148,624	42,368	3.69	794,793		24,195	3.04

Other liabilities and shareholders’ equity:
Demand deposits	164,712			132,066			88,637	(5)
Other liabilities	14,223			12,320			6,290
Shareholders’ equity	193,651			130,765			92,766

Total liabilities and shareholders’ equity	$2,092,266			$1,423,775			$982,486

Net interest income and net interest margin(3)		$65,852	3.44%		$56,167	4.27%			$43,546	4.75%

Interest rate spread(4)			3.13%			3.79%				4.35%

(1)
Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35% in 2008 and 2007 and 34% in 2006, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $1,742 for 2008, $914 for 2007, and $418 for 2006.

(2)
Average loans receivable include non-accruing loans. Amortization of loan fees, net of deferred costs, of $2,906, $2,224 and $1,424 for 2008, 2007 and 2006, respectively, are included in interest income.

(3)	Net interest margin is computed by dividing taxable-equivalent net interest income by average earning assets.

(4)	Interest rate spread is computed by subtracting interest-bearing liability rate from earning asset yield.

(5)
For 2006, certain deposits previously reported as demand deposits have been reclassified to money market deposits. See Note 7 of the Notes to the Consolidated Financial Statements for further information.

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
Volume and Rate Variance Analysis
Fully taxable-equivalent basis(1) (in thousands)

	2008			2007
	Volume	Rate	Total	Volume	Rate	Total
	Variance(2)	Variance(2)	Variance	Variance(2)	Variance(2)	Variance

Interest income:
Loans receivable	$35,696	$(18,969)	$16,727	$24,528	$536	$24,862
Taxable investment securities	857	812	1,669	3,257	775	4,032
Tax exempt investment securities	3,037	87	3,124	1,662	98	1,760
FHLB stock	138	(237)	(99)	181	7	188
Interest-bearing bank balances	207	(149)	58	121	17	236
Federal funds sold	83	(393)	(310)	(360)	(28)	(284)

Total interest income	40,018	(18,849)	21,169	29,389	1,405	30,794

Interest expense:

Savings deposits	17	(73)	(56)	8	(3)	5
NOW deposits	149	(388)	(239)	87	10	97
Money market deposits	1,356	(4,281)	(2,925)	1,556	3,277	4,833
Time deposits	13,775	(2,569)	11,206	9,928	766	10,694
Other borrowings	1,956	693	2,649	999	37	1,036
Borrowings from FHLB	2,410	(1,561)	849	1,570	(62)	1,508

Total interest expense	19,663	(8,179)	11,484	14,148	4,025	18,173

Increase (decrease) in net interest income	$20,355	$(10,670)	$9,685	$15,241	$(2,620)	$12,621

(1)
Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35% and is then reduced by the non-deductible portion of interest expense.

(2)
The volume/rate variance for each category has been allocated on a consistent basis between rate and volume variances, based on the percentage of rate, or volume, variance to the sum of the two absolute variances.

Results of Operations —Years Ended December 31, 2008 and 2007
Net Income. Net loss available to common shareholders for 2008 was $57.1 million, representing a diluted net loss per share of $3.64, compared to net loss of $5.7 million, or $0.49 per diluted share the prior year. Excluding the goodwill impairment, the net loss available to common shareholders for 2008 was $6.6 million, representing a diluted net loss per share of $0.42. The increase in net loss for 2008 is mostly attributed to the write off of $50.4 million of goodwill, and to an increase in the provision for credit losses as a result of the deterioration in the national economy during the year, as well as lower net interest margin caused by the Federal Reserve’s interest rate reductions. Net interest income after provision for credit losses increased by $2.5 million, or 7.0%, as compared to 2007. The taxable equivalent net interest margin decreased 83 basis points during 2008, to 3.44%, from 4.27% for 2007. Noninterest income increased $5.6 million, or 37.2%, in 2008, while noninterest expense for 2008 increased $60.9 million, or 97.7%. The provision for loan losses in 2008 was $25.3 million, up $6.3 million, or 33.3% from $19.0 million in 2007. Return on average assets for 2008 was (2.72)% compared to (0.40)% for 2007. Return on average shareholders’ equity for 2008 was (29.38)% compared to (3.76)% in 2007. The Company experienced a small amount of balance sheet growth during 2008, primarily as a result of an increase in the loan portfolio. There was an increase in loans of $114.4 million, or 7.7%. Consolidated assets in 2008 increased $21.3 million, or 1.0% compared to 2007. Consolidated deposits increased in 2008 by $35.7 million, or 2.2% compared to 2007.

Net Interest Income. Net interest income represents the gross profit from the lending and investment activities of a banking organization and is the most significant factor affecting the earnings of the Company. Net interest income is influenced by changes in interest rates, volume and the mix of these various components. Net interest income for 2008, on a taxable-equivalent basis, increased $9.7 million, or 17.2%, compared to 2007. This was primarily due to substantial increases in both earning assets and interest-bearing liabilities as a result of the Merger, partially offset by the decline in net interest margin. Average earning assets in 2008 increased $595.2 million, or 45.2%, to $1.91 billion, compared to $1.32 billion in 2007. Average interest-bearing liabilities for 2008 increased $571.1 million, or 49.7%, to $1.72 billion, compared to $1.15 billion for 2007.
Taxable-equivalent net interest margin for 2008 decreased to 3.44%, compared to 4.27% for 2007, a decline of 83 basis points. The market for deposits continued to be very competitive in 2008, requiring the Bank to keep deposit rates at a relatively high level in order to attract and retain deposits, while a series of Federal Reserve interest rate reductions substantially lowered yields on loans. In 2008, the average yield on earning assets decreased by 122 basis points while the average rate on interest-bearing liabilities decreased by 56 basis points, which resulted in a decrease in the interest rate spread in 2008 of 66 basis points compared to the prior year.
The table, “Average Balances and Net Interest Income Analysis,” summarizes net interest income and average yields earned and rates paid for the years indicated, on a taxable-equivalent basis. The table, “Volume and Rate Variance Analysis” presents the changes in interest income and interest expense attributable to volume and rate changes between the years indicated.
Provision for Credit Losses and Allowance for Credit Losses. Bancorp recorded a $25.3 million provision for credit losses during the year ended December 31, 2008, compared to a $19.0 million provision during the previous year. The increase in 2008 is primarily a result of weakening credit and asset quality following the downturn in the real estate market and credit environment and the extreme downturn in the financial markets. Bancorp’s allowance for credit losses increased from $30.4 million at December 31, 2007 to $35.8 million at December 31, 2008. The allowance for credit losses expressed as a percentage of total loans increased from 2.04% at December 31, 2007 to 2.23% at December 31, 2008. As of December 31, 2008, management has concluded that the allowance for credit losses for Bancorp is adequate to absorb probable losses in the loan portfolio.
Noninterest Income. In 2008, noninterest income increased $5.6 million, or 37.2%, and totaled $20.6 million compared to $15.0 million in 2007. Fee income from service charges on deposit accounts for 2008 increased $1.5 million, or 19.7%, compared to 2007, as a result of the additional deposit accounts acquired in the Merger. Noninterest income for 2008 includes $2.5 million in gains from the sales of investment securities. Other operating income for 2008 increased $1.5 million, or 22.1% to $8.4 million, from $6.9 million in 2007. Other income for 2008 includes $1.1 million of income on an investment in bank-owned life insurance, compared to $462,000 in 2007. For the detailed change in other operating income please see the table “Other Operating Income and Expenses” in Note 13 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Noninterest Expense. In 2008, noninterest expense was $123.3 million, representing an increase of $60.9 million, or 97.7%, from 2007. The increase was primarily the result of the write off of $50.4 million of goodwill. Personnel expense, consisting of employee salaries and benefits, increased $5.1 million, or 16.5%, primarily as a result of the increased personnel due to the Merger, partially offset by headcount reductions taken during the year. Occupancy expense increased to $4.5 million for 2008 compared to $2.9 million in 2007, and furniture and equipment expense increased to $4.7 million for 2008 compared to $3.6 million in 2007, as a result of the Merger. Other expenses includes increases in automated services and advertising expenses during 2008 compared to 2007, also related to the Merger. For the detailed changes in other operating expenses, please see the table “Other Operating Income and Expense” in Note 13 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Provision for Income Taxes. Bancorp recorded a tax benefit of $6.9 million in 2008, compared to a tax benefit totaling $5.4 million in 2007. The tax benefits in both years are primarily attributable to the provisions for credit losses and asset writedowns recorded during those years. No NC tax credit for the tax credit partnership was taken during 2008 or 2007, as a result of the net loss for state tax purposes. Bancorp’s effective tax rates were (10.8)% in 2008 and (48.8)% in 2007. Excluding the goodwill impairment in 2008, the effective rate for 2008 is (51.7)%. In 2008, the difference between the effective rate and the statutory rate was primarily the result of the write off of goodwill. In 2007, the difference between the effective tax rate and the statutory rate was principally due to tax exempt interest income.
Results of Operations —Years Ended December 31, 2007 and 2006
Net Income. Net loss for 2007 was $5.7 million, representing a diluted net loss per share of $0.49, compared to net income of $0.71 per diluted share the prior year. The decrease in net income for 2007 is primarily attributed to various charges recorded in the third and fourth quarters in connection with evaluations of the credit portfolio and expenses, including expense reduction initiatives, resulting from the Merger. Net interest income after provision for credit losses decreased by $1.3 million, or 3.5%, as compared to 2006. The taxable equivalent net interest margin decreased 48 basis points during 2007, to 4.27%, compared to 4.75% for 2006. Noninterest income increased $0.7 million, or 5.0%, in 2007, while noninterest expense for 2007 increased $19.0 million, or 43.9%. The provision for loan losses in 2007 was $19.0 million, up $13.4 million, or 244.0% from 2006. Return on average assets for 2007 was (0.40)% compared to 0.61% for 2006. Return on average shareholders’ equity for 2007 was (3.76)% compared to 6.47% in 2006. The Company experienced significant balance sheet growth during 2007 as a result of the Merger. There was an increase in loans of $730.1 million, or 96.1%. Consolidated assets in 2007 increased $1.07 billion, or 108.3% compared to 2006. Consolidated deposits increased in 2007 by $810.0 million, or 99.1% compared to 2006.
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
Provision for Credit Losses and Allowance for Credit Losses. Bancorp recorded a $19.0 million provision for credit losses for the year ended December 31, 2007, compared to a $5.5 million provision during the year ended December 31, 2006. In the fourth quarter of 2007 a $14.4 million provision for credit losses included $5.2 million in specific reserves on loans primarily as a result of weakening credit and asset quality following the downturn in the real estate market and credit environment and the volatility in the financial markets. This provision also included $4.3 million of additional provision resulting from the increase in impaired loans during the fourth quarter, and $1.7 million to provide adequate reserves resulting from current conditions affecting the loan portfolio of Peoples Finance. It also includes approximately $1.4 million as a result of the adjustment to the reserve percentage for certain risk grades. Bancorp’s allowance for credit losses increased from $9.6 million at December 31, 2006 to $30.4 million at December 31, 2007. The allowance for credit losses expressed as a percentage of total loans increased from 1.26% at December 31, 2006 to 2.04% at December 31, 2007. As of December 31, 2007, management concluded that the allowance for credit losses for Bancorp was adequate to absorb probable losses inherent in the loan portfolio.

Noninterest Income. In 2007 noninterest income increased $708,000, or 5.0%, and totaled $15.0 million compared to $14.3 million in 2006. Fee income from service charges on deposit accounts for 2007 increased $907,000, or 13.2%, compared to 2006, as a result of the additional deposit accounts acquired in the Merger. Other operating income for 2007 decreased $175,000, or 2.5% to $6.8 million for 2007. Other income for 2007 includes $462,000 of income on an investment in bank-owned life insurance. For 2006, other income includes a one-time gain of approximately $509,000 from granting an easement on a portion of one of the Bank’s properties. For the detailed change in other operating income please see the table “Other Operating Income and Expenses” in Note 13 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Noninterest Expense. In 2007, noninterest expense was $62.4 million, an increase of $19.1 million, or 43.1%, from 2006. Personnel expense, consisting of employee salaries and benefits, increased $8.2 million, or 36.4%, primarily as a result of the increased personnel due to the Merger. In addition, personnel cost of $1.8 million related to early retirement, severance and employee retention payments were recorded. Other expenses included $1.4 million of Merger-related professional fees, processing system conversion expenses and costs associated with the Company’s campaign to establish its new brand. Writedowns of other real estate owned in 2007 totaled $3.6 million, including $2.6 million in the fourth quarter of 2007, compared to $1.2 million for the full year 2006. For the detailed changes in other operating expenses, please see the table “Other Operating Income and Expense” in Note 13 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Provision for Income Taxes. Bancorp recorded a tax benefit of $5.4 million in 2007, compared to an income tax provision totaling $2.6 million for 2006. The tax benefit in 2007 is primarily attributable to the $19.0 million aggregate provision for credit losses and asset writedowns recorded during the year. As a result, Bancorp posted a loss before taxes for 2007 of $11.1 million, compared to income before taxes of $8.6 million in 2006. No NC tax credit for the tax credit partnership was taken during 2007, as a result of the net loss for state tax purposes. Bancorp’s effective tax rates were (48.8%) in 2007 and 30.1% in 2006, with the change from 2006 to 2007, as well as the difference between these effective tax rates and the statutory rates, principally due to tax exempt interest income.
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
The investment portfolio at December 31, 2008 included securities with a par value of approximately $152.9 million with call features, whereby the issuers of such securities have the option to repay the security before the contractual maturity date. Due to the recent rapid decline in short-term market interest rates, Bancorp anticipates that a number of these debt instruments may be called by their issuers during 2009.
The Bank has the ability to manage, within competitive and cost of funds constraints, increases in deposits within its market area. The Bank is a member of an electronic network that allows it to post interest rates and attract certificates of deposit nationally. It also utilizes CDARS and brokered deposits to supplement in-market deposit growth.

The Bank also has unsecured overnight borrowing lines totaling $38.0 million available through relationships with four financial institutions. These lines are used to manage the day-to-day, short-term liquidity needs of the Bank. Each overnight line has a requirement to repay the line in full on a frequent basis, typically within five to ten business days. The Bank also has established wholesale repurchase agreements with regional brokerage firms. The Bank can access this additional source of liquidity by pledging investment securities with the brokerage firms.
Liquidity is further enhanced by a line of credit with the FHLB, amounting to approximately $331.4 million, collateralized by FHLB stock, investment securities, qualifying 1 to 4 family residential mortgage loans, and qualifying commercial real estate loans. The Bank provides various reports to the FHLB on a regular basis to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the line of credit. In addition to the credit line held at the FHLB, the Bank has borrowing capacity at the Federal Reserve Bank totaling $28.0 million.
As presented in the Consolidated Statement of Cash Flows, Bancorp generated $21.9 million in operating cash flow during 2008, compared to $19.1 million in 2007. The substantial increase in net loss was primarily a result of the write off of $50.4 million of goodwill. An increase in the provision for credit losses, as well as an increase in loans held for sale, was partially offset by a decline in other assets compared to the previous year. The operating cash flow generated in 2007 was essentially unchanged from 2006. An increase in the provision for credit losses, as well as a net increase in other liabilities, was primarily offset by a decline in net income for 2007 compared to the previous year.
Cash used in investing activities increased to $115.7 million in 2008, compared to $45.1 million in 2007 and $26.7 million in 2006. The increase in 2008 was primarily as a result of a much larger increase in loans made to customers, partially offset by net proceeds from maturities of available for sale securities. The same factors contributed to the increase from 2006 to 2007. In addition, Bancorp acquired $14.8 million in cash as a result of the Merger in July 2007.
Cash provided by financing activities increased to $80.8 million in 2008, compared to $38.2 million in 2007 and $7.1 million in 2006. The increase in 2008 is primarily the result of the proceeds from issuance of preferred stock and warrants, while the increase from 2006 to 2007 was primarily a result of a large increase in time deposits. The cash provided by financing activities in 2007 was reduced by payments to the Federal Home Loan Bank to reduce outstanding borrowings.
Contractual Obligations and Commitments
In the normal course of business there are various outstanding contractual obligations of Bancorp that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. The accompanying table reflects the material contractual obligations of Bancorp outstanding as of December 31, 2008.

Contractual Obligations
(in thousands)

	Payments Due by Period
		One Year	Three Years	After
	Within One	to Three	to Five	Five
	Year	Years	Years	Years	Total

Junior subordinated notes and wholesale repurchase agreements	$—	$25,000	$—	$46,774	$71,774
Federal funds purchased and retail repurchase agreements	5,041	—	—	—	5,041
Federal Home Loan Bank borrowings	51,000	88,000	—	—	139,000
Operating lease obligations	1,655	2,366	1,048	1,003	6,072
Purchase obligations	4,086	1,439	601	870	6,996
Other long-term liabilities	1,769	679	539	1,347	4,334

Total contractual cash obligations excluding deposits	63,551	117,484	2,188	49,994	233,217

Deposits	1,556,479	99,791	6,870	323	1,663,463

Total contractual cash obligations	$1,620,030	$217,275	$9,058	$50,317	$1,896,680

Capital Resources
Banks, bank holding companies, and financial holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve and the FDIC have minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. On August 26, 2005, FNB completed a private placement of trust preferred securities in the amount of $25.0 million, and contributed $24.0 million of the proceeds to its bank subsidiary as capital to support the bank’s growth. See Note 8 of the Notes to the Consolidated Financial Statements for a discussion of FNB’s issuance of trust preferred securities. On December 12, 2008, the Company sold Series A Preferred Stock and a Warrant to the U.S. Treasury for $52.4 million as part of the CPP. As shown in Note 19 of the Notes to the Consolidated Financial Statements, the Company and the Bank both maintained capital levels exceeding the minimum levels required to be categorized as “well capitalized” for each of the three years presented.
The Company has had a stock repurchase program in place for several years, and during 2008, repurchased 38,200 shares of common stock at a cost of approximately $341,000.
On July 31, 2007, the Company issued 7,554,362 shares of its common stock valued at approximately $117 million in the Merger.
Lending Activities
General. The Bank offers a broad array of lending services, including construction, real estate, commercial and consumer loans, to individuals and small to medium-sized businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market areas. The Bank has specialized lending departments for residential construction lending to homebuilders in selected markets. The Bank’s total loans at December 31, 2008, were $1.60 billion, or 77.2% of total assets. At December 31, 2008, the Bank had no large loan concentrations (exceeding 10% of its portfolio) in any particular industry, other than real estate. The Bank’s legal lending limit at December 31, 2008 was $33.0 million and the largest credit relationship was approximately $15.3 million.
Loan Composition. The following table summarizes, at the dates indicated, the composition of the Bank’s loan portfolio and the related percentage composition. A substantial portion of the increases from 2006 to 2007 are as a result of the Merger.

Summary of Loan Portfolio

	December 31,
(in thousands)	2008	2007	2006	2005	2004

Commercial	$617,591	$571,575	$279,372	$288,240	$281,909
Real estate — construction	218,741	248,222	59,959	38,179	50,125
Real estate — mortgage	632,729	575,139	357,772	354,322	314,822
Consumer	122,412	91,826	60,953	72,336	62,987
Other	13,052	3,322	1,922	2,321	2,342

Total loans, net of unearned income	$1,604,525	$1,490,084	$759,978	$755,398	$712,185

The Company has no foreign loan activity.
Real Estate Loans. Loans secured by real estate for a variety of purposes constituted $851.5 million, or 53.1%, of the Bank’s total loans at December 31, 2008. At year end 2008, the Bank had real estate loan relationships of various sizes ranging up to $14.0 million and commitments up to $15.0 million, secured by office buildings, retail establishments, residential development and construction, warehouses, motels, restaurants and other types of property. Loan terms are typically limited to five years, with payments through the date of maturity generally based on a 15-20 year (15-30 year for single and multi-family properties) amortization schedule. Interest rates may be fixed or adjustable, based on market conditions, and the Bank generally charges an origination fee. Management has attempted to reduce credit risk in the real estate portfolio by emphasizing loans on owner-occupied office, multi-family and retail buildings where the loan to value ratio, established by independent appraisals, does not exceed 80%, and net projected cash flow available for debt service amounts to at least 120% of the debt service requirement. The Bank also often requires personal guarantees and personal financial statements from the principal owners in such cases.
During the second quarter of 2005, Prince George Court Holdings, Inc, a subsidiary of the Bank, acquired a partially completed residential condominium development project in Georgetown, South Carolina by means of a deed in lieu of foreclosure in satisfaction of a $3.4 million loan previously made to develop the project. Writedowns were recorded for $400,000 in 2005 and $1.0 million in 2006. In the first quarter of 2007, the Bank began to build out the project in preparation for future sale. In the fourth quarter of 2007, management decided to immediately make the property available for sale, while at the same time continuing to build out the project, and recorded an additional $2.0 million writedown. As of December 31, 2008, the construction project is complete, one unit has been sold and marketing of the remaining units continues. An additional writedown of $1.3 million was recorded during the fourth quarter of 2008, and at December 31, 2008, the property is carried on the books at approximately $3.3 million.
The Bank originates fixed and adjustable rate mortgages as well as FHA, VA and USDA Government supported loans for resale into the secondary market. The Bank provides a bank-held mortgage product to accommodate qualified borrowers who do not meet all the standards for a conventional secondary market mortgage. During 2008 the Bank originated $132.0 million of loans in these various categories. Included in real estate mortgage loans are home equity revolving lines of credit, with $231.5 million outstanding as of December 31, 2008.
The Bank’s current lending strategy is for the majority of construction and development loans on commercial and residential projects to be in the range of $300,000 to $5.0 million. At December 31, 2008, 2007, and 2006, the Bank held $218.7 million, $248.2 million, and $60.0 million, respectively, of such loans. To reduce credit risk associated with such loans, the Bank emphasizes small commercial centers that are substantially preleased, or residential projects that are substantially presold and built in strong, proven markets. The leases on commercial projects must generally result in a loan to appraised value of 80% or less and a net cash flow to debt service at no less than 120%. The Bank typically requires a personal guarantee from the developer or builder. Loan terms are generally 12-15 months, although the Bank occasionally will make a “mini-permanent” loan for purposes of construction and development of up to a five year term. Rates can be either fixed or variable, and the Bank usually charges an origination fee. The Bank experienced net charge-offs from real estate loans of $12.0 million in 2008, $3.6 million in 2007, and $0.1 million in 2006.

Commercial Loans. The Bank makes loans for commercial purposes to various types of businesses. At December 31, 2008, the Bank held $617.6 million of commercial loans, or 38.5% of its total loan portfolio. Equipment loans are typically made on terms up to five years at fixed or variable rates, with the financed equipment pledged as collateral to the Bank. The Bank attempts to reduce its credit risk on these loans by limiting the loan to value percentage to 80%. Working capital loans are made on terms typically not exceeding one year. These loans may be secured or unsecured, but the Bank attempts to limit its credit risk by requiring the borrower to demonstrate its capacity to produce net cash flow available for debt service equal to 110% to 150% of its debt service requirements. The Bank experienced net charge-offs from commercial loans of $4.1 million in 2008, $3.3 million in 2007, and $1.5 million in 2006.
Consumer Loans. Using a centralized underwriting process, the Bank makes a variety of loans to individuals for personal and household purposes, including (i) secured and unsecured installment and term loans originated directly by the Bank; (ii) unsecured revolving lines of credit, (iii) amortizing secured lot loans and (iv) indirect automobile loans. Certain of the direct loans are secured by the borrowers’ residences. At December 31, 2008, the Bank held $122.4 million of consumer loans. During 2008, 2007, and 2006, the Bank experienced net consumer chargeoffs of $3.7 million, $1.5 million, and $2.8 million, respectively.
Loan Approval and Review. When the aggregate outstanding loans to a single borrower or related entities exceed an individual officer’s lending authority, the loan request must be considered and approved by an officer with a higher lending limit. All consumer purpose loan decisions are made by the Bank’s Central Underwriting Support Group. Regional presidents can generally approve commercial relationships up to $750,000. If the lending request exceeds the Regional president’s lending limit, the loan must be submitted to and approved by a senior credit officer. A senior credit officer has authority to approve commercial relationships up to $2,500,000 on a secured basis. All loan relationships in excess of $2,500,000 must be approved by the Chief Credit Officer (“CCO”), who may approve loan relationships up to $5,000,000. Loan relationships exceeding $5,000,000 up to $10,000,000 must be unanimously approved by a committee of a senior credit officer, the CCO, and the Bank’s Chief Executive Officer (“CEO”). Loan relationships over $10,000,000 must be approved by the Credit Management Committee of the Bank’s Board of Directors.
The Bank has a Loan Review Program, headed by the Loan Review Manager who reports directly to the Credit Management Committee of the Bank’s Board of Directors. Included in this program is an Annual Loan Review Coverage Plan which is approved by the Credit Management Committee and which stipulates a certain volume of loan reviews to be completed by the Loan Review Manager and employees under their guidance, and an additional number of loan reviews to be completed by independent loan review consulting firms. In addition, all loan officers are charged with the responsibility of reviewing their portfolios and making adjustments to the risk ratings as needed. A “Watch Loan Committee”, which includes the CCO, the Special Assets manager and the Special Asset officers, reviews all loans graded special mention, substandard, doubtful and loss on a monthly basis, and this meeting is observed by the Loan Review Manager and summarized for the Credit Management Committee, also on a monthly basis.
The Bank’s credit review system supplements its loan rating system, pursuant to which the Bank may place a loan on its criticized asset list or may classify a loan in one of various other classification categories. A specified minimum percentage of loans in each adverse asset classification category, based on the historical loss experience of the Bank in each such category, are used to determine the adequacy of the Bank’s allowance for credit losses monthly. These loans are also individually reviewed by the Watch Loan Committee of the Bank to determine whether a greater allowance allocation is justified due to the facts and circumstances of a particular adversely classified loan.
The loan portfolio is analyzed on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. The Bank’s allowance for credit losses is also analyzed monthly by management. This analysis includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. The provisions of Statement of Financial Accounting Standard (“SFAS”) No. 114, Accounting by Creditors for Impairment of a

Loan, and related pronouncements are applied to individually significant loans. Finally, individual reserves may be recorded based on a review of loans on the “watch list.” See also Note 5 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Loan Portfolio — Maturities and Interest Rate Sensitivities
(in thousands)

	Maturity				Maturity Greater Than One Year
		Over One	Over			Floating or
	One Year	Year to	Five		Fixed Interest	Adjustable
	or Less	Five Years	Years	Total	Rate	Rate

Commercial	$140,806	$374,585	$102,200	$617,591	$373,169	$103,616
Real estate — construction	113,802	77,940	26,999	218,741	62,317	42,622
Real estate — mortgage	73,190	177,447	382,092	632,729	168,161	391,378
Consumer	26,100	71,713	24,599	122,412	84,453	11,859
Other	143	127	12,782	13,052	1,030	11,879

Total	$354,041	$701,812	$548,672	$1,604,525	$689,130	$561,354

Asset Quality
The Bank considers asset quality to be of primary importance, and employs a formal internal loan review process (see “Lending Activities — Loan Approval and Review”) to ensure adherence to its lending policy as approved by the Bank’s Board of Directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. Credit Administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, it is the lending officer’s responsibility to recommend a change in the borrower’s risk grade.
Currently, the grading process utilized by the Bank is segmented by product type (see discussion below). This methodology does not provide a direct correlation with groupings utilized in the other tables presenting loan information.
The Bank’s loan portfolio consists of loans made for a variety of commercial and consumer purposes. Because commercial loans are made based to a great extent on the Bank’s assessment of a borrower’s income, cash flow, character and ability to repay, such loans are generally viewed as involving a higher degree of credit risk than is the case with residential mortgage loans or consumer loans. To manage this risk, the Bank’s commercial loan portfolio is managed under a defined process which includes underwriting standards and risk assessment, procedures for loan approvals, loan grading, ongoing identification and management of credit deterioration and portfolio reviews to assess loss exposure and to ascertain compliance with the Bank’s credit policies and procedures.
Allocation of Allowance for Credit Losses
(in thousands)

	December 31
	2008		2007		2006		2005		2004
		% Of		% Of		% Of		% Of		% Of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$7,351	38.5%	$11,185	38.4%	$2,724	36.8%	$2,404	38.1%	$2,268	39.6%
Real estate — construction	13,039	13.6	6,945	16.6	1,032	7.9	911	5.0	859	7.0
Real estate — mortgage	8,555	39.5	7,928	38.6	3,827	47.1	3,377	46.9	3,186	44.2
Consumer	6,742	7.6	4,295	6.2	1,606	8.0	1,417	9.6	1,337	8.8
Other	118	0.8	17	0.2	375	0.2	331	0.4	312	0.4

Total	$35,805	100.0%	$30,370	100.0%	$9,564	100.0%	$8,440	100.0%	$7,962	100.0%

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
Management believes the allowance for credit losses of $35.8 million at December 31, 2008 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that credit losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting future operating results of the Bank.
The following table presents an analysis of the changes in the allowance for loan losses.

Analysis of Allowance for Credit Losses
(in thousands, except ratios)

	As of or for the Years Ended
	December 31
	2008	2007	2006	2005	2004

Average amount of loans outstanding	$1,575,064	$1,060,522	$756,088	$752,420	$689,034
Amount of loans outstanding	1,604,525	1,490,084	759,978	755,398	712,185
Allowance for credit losses:
Balance on January 1	$30,370	$9,564	$8,440	$7,962	$7,846
Loans charged off:
Secured by real estate	12,335	3,793	144	267	45
Commercial	5,062	3,384	1,864	1,324	2,436
Installment	4,771	2,014	3,153	1,414	799
Credit Card	300	221	286	234	366

Total charge-offs	22,468	9,412	5,447	3,239	3,646

Recoveries of loans previously charged off:
Secured by real estate	338	152	11	66	49
Commercial	978	100	406	256	250
Installment	1,240	603	580	134	366
Credit Card	85	101	64	42	80

Total recoveries	2,641	956	1,061	498	745

Net loans charged off	19,827	8,456	4,386	2,741	2,901

Provision for loan losses	25,262	18,952	5,510	3,219	3,017

Allowance acquired via merger	—	10,310	—	—	—

Balance on December 31	$35,805	$30,370	$9,564	$8,440	$7,962

Ratio of net charge-offs of loans to average loans outstanding during the year	1.26%	0.79%	0.58%	0.36%	0.42%

Ratio of allowance to loans outstanding	2.23%	2.04%	1.26%	1.12%	1.12%

Ratio of non-performing assets to loans outstanding	3.03%	1.16%	1.30%	0.54%	0.82%

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
The reserve percentages utilized have been determined by management to be appropriate based on historical loan loss levels and the risk for each corresponding risk grade. Following the Merger, the Bank elected to adjust the reserve percentage for certain risk grades, based on its analysis of the history of the combined loan portfolio and the associated chargeoffs, as well as current economic conditions. Based on these revisions, approximately $1.4 million was added to the allowance for credit losses at the end of 2007. The Bank had 82.14% of its total commercial loans in risk grades that are deemed acceptable or better at year end 2008, compared to 88.61% at year end 2007.
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

Specific impairment under SFAS No. 114. Management evaluates significant loans graded substandard, doubtful and loss on an individual basis for impairment. The specific allowance is calculated based upon a review of these loans and the estimated losses at the balance sheet date. At December 31, 2008 and 2007, the recorded investment in loans considered impaired was approximately $91.0 million and $49.0 million, respectively. Impaired loans at December 31, 2008 consisted of $6.6 million of retail loans past due 90 days or more, or classified as non-accrual, $80.0 million of commercial and real estate loans graded substandard, and $4.4 million graded doubtful. Impaired loans at December 31, 2007 consisted of $1.8 million of retail loans past due 90 days or more, or classified as non-accrual, $40.5 million of commercial and real estate loans graded substandard, and $6.7 million graded doubtful. The increase in the amount of impaired loans held by the Bank resulted primarily from a reevaluation of the credit quality of the portfolio, considering current economic conditions and continuing efforts to resolve the quality issues identified through the combined efforts of internal and external loan reviews.
Watch list review. Specific allowances may be determined based on a review of specific watch list loans. Specific losses are estimated at each measurement date. The Bank has established a Watch List Committee to review all loans placed on the watch list. The watch list primarily consists of loans classified as special mention, substandard and doubtful. An action plan is established for each watch list loan. By reviewing these watch list loans, the Bank is able to update original probable loss amounts in light of developing conditions. This serves to reduce the differences between estimated and actual observed losses. During 2008, the Bank continued to focus on reviewing its loan portfolio and reclassifying its loans, as required. Watch list loans increased to $346.0 million at year end 2008, from $104.0 million at year end 2007. The reserve requirement for watch list loans totaled $18.6 million and $13.4 million for 2008 and 2007, respectively.
Provision for Credit Losses. The 2008 provision for credit losses totaled $25.3 million, compared to $19.0 million in 2007. As of December 31, 2008, nonperforming assets totaled $48.6 million, comprised of $39.5 million in nonperforming loans and $9.1 million in other real estate owned. Those figures compare to $12.9 million in nonperforming loans and $4.3 million in other real estate owned at the end of 2007, totaling $17.2 million in nonperforming assets. Net charge-offs increased in 2008 to $19.8 million, or 1.26% of average loans outstanding, compared with $8.5 million, or 0.79% of average loans outstanding in the prior year. At December 31, 2008 and 2007 the allowance for credit losses as a percentage of year end loans was 2.23% and 2.04%, respectively. The 2008 results have been impacted by ongoing evaluations of our credit portfolio, prompted by the current volatile economic situation.
Nonperforming Assets
(in thousands, except ratios)

	December 31
	2008	2007	2006	2005	2004

Nonaccrual loans	$38,029	$12,236	$3,686	$929	$685
Restructured loans	250	651	133	856	582
Accruing loans which are contractually past due 90 days or more	1,277	72	2,103	1,911	1,313

Total nonperforming loans	39,556	12,959	5,922	3,696	2,580
Other real estate acquired through foreclosed properties	9,080	4,280	3,969	4,391	1,531

Total nonperforming assets	$48,636	$17,239	$9,891	$8,087	$4,111

Nonperforming loans to loans outstanding at end of year	2.47%	0.87%	0.78%	0.49%	0.36%
Nonperforming assets to total assets at end of year	2.34%	0.84%	1.00%	0.83%	0.64%
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

Investment Activities
Our investment portfolio plays a primary role in the management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. In 2008, the securities portfolio generated a substantial percentage of our interest income and served as a necessary source of liquidity.
Management attempts to deploy investable funds into instruments that are expected to increase the overall return of the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of credit, interest rate and liquidity risk, as well as capital usage and risk.
The accompanying tables present the carrying values, fair values, and weighted average yields of our investment portfolio at December 31, 2008, 2007 and 2006; and the intervals of maturities or repricings at December 31, 2008:
Investment Securities
(in thousands)

	December 31, 2008		December 31, 2007		December 31, 2006
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value

U.S. government agencies obligations	$56,622	$57,954	$140,759	$142,483	$110,920	$109,577
Mortgage backed securities	97,843	102,042	106,757	109,170	—	—
State and municipal obligations	115,627	114,912	105,689	105,993	32,418	32,450

Total debt securities	270,092	274,908	353,205	357,646	143,338	142,027
Other equity	13,642	13,896	11,850	11,909	5,235	5,235

Total securities	$283,734	$288,804	$365,055	$369,555	$148,573	$147,262

Investment Securities Portfolio Maturity Schedule
(in thousands)

	December 31, 2008
		Weighted
	Market	Average
	Value	Yield(1)

U. S. government agencies and mortgage backed obligations:
Within one year	$5,009	3.24%
One to five years	48,886	4.23
Five to ten years	9,718	5.05
After ten years	96,383	5.32

Total	159,996	4.91

Obligations of states and political subdivisions:
Within one year	1,702	2.99
One to five years	13,973	4.20
Five to ten years	31,992	4.04
After ten years	67,244	4.23

Total	114,911	4.16

Total debt securities	$274,907	4.58%

(1)	The yield related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%.
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
Effects of Inflation
Inflation affects financial institutions in ways that are different from most commercial and industrial companies, which have significant investments in fixed assets and inventories. The effect of interest rate movements in response to changes in the actual and perceived rates of inflation can materially impact bank operations, which rely on net interest margins as a major source of earnings. Noninterest expense, such as salaries and wages, occupancy and equipment cost are also negatively affected by inflation.
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
The allowance for credit losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management’s best estimate of probable credit losses incurred as of the balance sheet date. The Bank’s allowance for credit losses is also analyzed monthly by management. This analysis includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used. See additional discussion under “Asset Quality” above.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company’s primary market risk is considered to be the Bank’s interest rate risk. Interest rate risk on our balance sheet arises from the maturity mismatch of interest-earning assets versus interest-bearing liabilities, as well as the potential for maturities to shorten or lengthen our interest-earning assets and interest-bearing liabilities. In addition, market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of current and future period net interest income, which is the favorable spread earned from the excess of interest income on interest-earning assets, over interest expense on interest-bearing liabilities.
Interest rate risk management is a part of the Bank’s overall asset/liability management process. The primary oversight of asset/liability management rests with the Bank’s Asset and Liability Committee, which is comprised of the Bank’s CEO, Chief Financial Officer (“CFO”), CCO, Investment Officer, Chief Risk Officer and other senior executives. The Committee meets on a monthly basis to review the asset/liability management activities of the Bank and monitor compliance with established policies. Activities of the Asset and Liability Committee are reported to the Audit Committee of the Company’s Board of Directors.

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
Interest Sensitivity Analysis
At December 31, 2008
(in thousands, except ratios)

				Total
	1 — 90	91 — 365	Total	Sensitive
	Day	Day	Sensitive Within	Over
	Sensitive	Sensitive	One Year	One Year	Total
Interest earning assets:
Loans, net of unearned income	$687,704	$156,352	$844,056	$760,469	$1,604,525
U. S. government agency	7,988	34,120	42,108	117,888	159,996
State and municipal obligations	15,424	3,291	18,715	95,965	114,680
Other investment securities	9,867	—	9,867	4,029	13,896
Overnight funds	54,867	—	54,867	—	54,867

Total interest earning assets	775,850	193,763	969,613	978,351	1,947,964

Interest bearing liabilities:
NOW	172,943	—	172,943	—	172,943
MMI	401,098	—	401,098	—	401,098
Savings	39,692	—	39,692	—	39,692
Time deposits	110,150	699,515	809,665	90,483	900,148
Fed funds purchased and retail repurchase agreements	5,041	—	5,041	—	5,041
Junior subordinated notes	25,774	—	25,774	—	25,774
FHLB borrowings	11,000	40,000	51,000	88,000	139,000
Wholesale repurchase agreements	46,000	—	46,000	—	46,000

Total interest bearing liabilities	811,698	739,515	1,551,213	178,483	1,729,696

Interest sensitivity gap	$(35,848)	$(545,752)	$(581,600)	$799,868	$218,268

Ratio of interest sensitive assets to liabilities	0.96	0.26	0.63	5.48	1.13
The measurement of the Bank’s interest rate sensitivity, or “gap”, is a technique traditionally used in asset/liability management. The interest sensitivity gap is the difference between repricing assets and repricing liabilities for a particular time period. The table, “Interest Sensitivity Analysis,” indicates a ratio of rate sensitive assets to rate sensitive liabilities within one year at December 31, 2008, to be 0.63X. This ratio indicates that a larger balance of liabilities, compared to assets, could potentially reprice during the upcoming 12 month period. Included in rate sensitive liabilities are certain deposit accounts (NOW, MMI, and savings) that are subject to immediate withdrawal and repricing, yet have no stated maturity. These balances are presented in the category that management believes best identifies their actual repricing patterns. The overall risk to net interest income is also influenced by the Bank’s level of variable rate loans. These are loans with a contractual interest rate tied to an index, such as the prime rate. A portion of these loans may reprice on multiple occasions during a one-year period due to changes in the underlying rate index. Approximately 58.0% of the total loan portfolio has a variable rate and reprices in accordance with the underlying rate index subject to terms of individual note agreements.

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
The Company considers the Bank’s interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. Based on actual experience, the Bank has demonstrated to be asset sensitive, which means that falling interest rates could result in a reduced amount of net interest income. The Bank is not subject to other types of market risk, such as foreign currency exchange rate risk, commodity or equity price risk.
The table, “Market Sensitive Financial Instruments Maturities,” presents the Company’s financial instruments that are considered to be sensitive to changes in interest rates, categorized by contractual maturities, average interest rates and estimated fair values as of December 31, 2008.
Market Sensitive Financial Instruments Maturities
(Dollars in thousands)

	Contractual Maturities as of December 31, 2008
						After
	2009	2010	2011	2012	2013	Five Years	Total

Financial assets:
Debt securities	$60,823	$29,626	$25,966	$10,390	$28,756	$119,113	$274,674
Loans:
Fixed rate	149,491	58,307	71,480	96,478	120,525	177,007	673,288
Variable rate	207,982	60,788	70,032	89,796	109,441	393,198	931,237

Total	$418,296	$148,721	$167,478	$196,664	$258,722	$689,318	$1,879,199

Financial liabilities:
NOW	$97,073	$—	$—	$—	$—	$75,870	$172,943
MMI	208,186	—	—	—	—	192,912	401,098
Savings	10,784	—	—	—	—	28,908	39,692
Time deposits	809,665	77,442	6,288	4,284	1,885	584	900,148
Wholesale repurchase agreements	—	10,000	15,000	—	—	21,000	46,000
FHLB borrowing	51,000	53,000	35,000	—	—	—	139,000
Junior subordinated notes	—	—	—	—	—	25,774	25,774
Fed funds purchased and retail repurchase agreements	5,041	—	—	—	—	—	5,041

Total	$1,181,749	$140,442	$56,288	$4,284	$1,885	$345,048	$1,729,696

	Average
	Interest	Estimated Fair
	Rate	Value
Financial assets:
Debt securities	4.58%	$274,908
Loans:
Fixed rate	6.72	689,923
Variable rate	4.78	931,237

Total		$1,896,068

Financial liabilities:
NOW	0.39	$172,943
MMI	2.08	401,098
Savings	0.12	39,692
Time deposits	3.74	911,049
Wholesale repurchase agreements	4.12	47,328
FHLB borrowing	3.13	141,693
Junior subordinated notes	5.22	25,774
Federal funds purchased and retail repurchase agreements	0.70	5,041

Total		$1,744,618

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
Quarterly Financial Data
(Dollars in thousands, except per share data)

2008	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

Interest income	$27,428	$28,468	$29,956	$32,110
Interest expense	13,014	12,913	13,280	14,645

Net interest income	14,414	15,555	16,676	17,465
Provision for credit losses	14,580	4,656	5,567	459

Net interest income (loss) after provision for credit losses	(166)	10,899	11,109	17,006

Noninterest income	4,626	4,626	6,781	4,549
Noninterest expense	70,741	17,840	17,495	17,180

Income (loss) before income taxes	(66,281)	(2,315)	395	4,375
Provision for income taxes	(7,698)	(726)	135	1,365

Net income (loss)	(58,583)	(1,589)	260	3,010
Dividends and accretion on preferred stock	(154)	—	—	—

Net income (loss) available to common shareholders	$(58,737)	$(1,589)	260	3,010

Earnings per share:
Basic	$(3.75)	$(0.10)	$0.02	$0.19
Diluted	$(3.75)	$(0.10)	$0.02	$0.19

2007	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

Interest income	$34,147	$28,963	$17,417	$17,094
Interest expense	15,678	12,676	7,169	6,845

Net interest income	18,469	16,287	10,248	10,249
Provision for credit losses	14,411	2,393	1,191	957

Net interest income after provision for credit losses	4,058	13,894	9,057	9,292

Noninterest income	3,984	4,206	3,425	3,383
Noninterest expense	25,918	16,407	9,966	10,065

Income before income taxes	(17,876)	1,693	2,516	2,610
Provision for income taxes	(7,309)	268	807	840

Net income (loss)	$(10,567)	$1,425	$1,709	$1,770

Earnings per share:
Basic	$(0.67)	$0.11	$0.20	$0.21
Diluted	$(0.67)	$0.11	$0.20	$0.21
Annual earnings per share amounts may not equal the total of the quarterly amounts because weighted average shares are not necessarily identical for each calculation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
NewBridge Bancorp
We have audited the accompanying consolidated balance sheets of NewBridge Bancorp and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewBridge Bancorp and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NewBridge Bancorp’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Raleigh, North Carolina
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
NewBridge Bancorp
We have audited NewBridge Bancorp’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NewBridge Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on NewBridge Bancorp’s internal control over financial reporting based on our audit.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, NewBridge Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NewBridge Bancorp and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2008, and our report dated March 16, 2009, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Raleigh, North Carolina
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
NewBridge Bancorp
Greensboro, North Carolina
We have audited the accompanying consolidated balance sheets of NewBridge Bancorp and subsidiary (the “Corporation”) as of December 31, 2006, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income , and cash flows for each of the years in the two-year period ended December 31, 2006. We have also audited management’s assessment entitled “Controls and Procedures”, that the Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audits.
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
Turlington and Company, L.L.P.
Lexington, North Carolina
March 14, 2007

NewBridge Bancorp and Subsidiary
Consolidated Balance Sheets
December 31, 2008 and 2007
(Dollars in thousands, except per share data)

	2008	2007

ASSETS
Cash and due from banks	$32,993	$54,011
Interest-bearing bank balances	12,824	4,678
Federal funds sold	42,043	2,173
Investment securities:
Held to maturity, market value $27,269 in 2008 and $28,033 in 2007	27,037	27,901
Available for sale	261,535	341,522
Loans	1,604,525	1,490,084
Less allowance for credit losses	(35,805)	(30,370)

Net Loans	1,568,720	1,459,714
Premises and equipment, net	45,253	43,886
Goodwill	—	50,312
Accrued income and other assets	88,222	73,161

Total assets	$2,078,627	$2,057,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$149,583	$175,493
Savings, NOW and money market accounts	613,732	638,023
Certificates of deposit	900,148	814,204

Total deposits	1,663,463	1,627,720
Borrowings from the Federal Home Loan Bank	139,000	118,000
Other borrowings	76,815	99,524
Accrued expenses and other liabilities	20,113	18,961

Total liabilities	1,899,391	1,864,205

Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock, par value $.01 per share; Authorized — 10,000,000 shares; issued and outstanding (liquidation preference $1,000 per share) — 52,372 in 2008 and none in 2007	52,372	—
Common stock, par value $5.00 per share; Authorized — 50,000,000 shares; issued and outstanding - 15,655,868 in 2008 and 15,694,068 in 2007	78,279	78,470
Paid-in capital	85,355	85,412
Directors’ deferred compensation plan	(650)	(1,301)
Retained earnings (deficit)	(34,411)	28,751
Accumulated other comprehensive income (loss)	(1,709)	1,821

Total shareholders’ equity	179,236	193,153

Total liabilities and shareholders’ equity	$2,078,627	$2,057,358

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Income
Years ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share data)

	2008	2007	2006
Interest Income
Interest and fees on loans	$102,187	$85,259	$60,396
Interest on investment securities:
Taxable	9,898	8,505	4,528
Tax exempt	4,797	2,501	1,237
Interest-bearing bank balances	966	833	350
Federal funds sold	114	523	812

Total interest income	117,962	97,621	67,323

Interest Expense
Deposits	44,672	36,686	21,057
Borrowings from the Federal Home Loan Bank	5,483	4,634	3,126
Other borrowings	3,697	1,048	12

Total Interest Expense	53,852	42,368	24,195

Net Interest Income	64,110	55,253	43,128
Provision for credit losses	25,262	18,952	5,510

Net interest income after provision for credit losses	38,848	36,301	37,618

Noninterest Income
Service charges on deposit accounts	9,328	7,791	6,884
Gain on sales of mortgage loans	397	366	390
Gain (loss) on sales of investment securities	2,459	(38)	—
Other operating income	8,398	6,879	7,016

Total Noninterest Income	20,582	14,998	14,290

Noninterest Expense
Personnel	35,813	30,744	22,497
Occupancy	4,537	2,919	1,922
Furniture and equipment	4,679	3,554	2,206
Goodwill impairment	50,437	—	—
Other operating	27,790	25,139	16,699

Total Noninterest Expense	123,256	62,356	43,324

Income (Loss) Before Income Taxes	(63,826)	(11,057)	8,584
Income Taxes	(6,924)	(5,394)	2,584

Net Income (Loss)	(56,902)	(5,663)	6,000
Dividends and accretion on preferred stock	(154)	—	—

Net Income (Loss) available to common shareholders	$(57,056)	$(5,663)	$6,000

Earnings (Loss) Per Share
Basic	$(3.64)	$(0.49)	$0.71
Diluted	$(3.64)	$(0.49)	$0.71
Weighted Average Shares Outstanding
Basic	15,663,719	11,485,353	8,480,621
Diluted	15,663,719	11,485,353	8,509,679
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Years ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except share data)

							Accumulated
					Directors’		Other	Total
	Preferred	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Shareholders’
	Stock	Shares	Amount	Capital	Comp Plan	Earnings	Income (Loss)	Equity
Balances at December 31, 2005	$—	8,524,033	$42,620	$9,430	$(1,334)	$42,424	$(1,311)	$91,829
Net Income						6,000		6,000
Change in unrealized gain on securities available for sale, net of deferred tax effect							423	423

Comprehensive income								6,423
Adjustment to initially apply SFAS 158							(1,372)	(1,372)
Cash dividends declared on common stock						(5,755)		(5,755)
Stock-based compensation expense				172				172
Common stock issued for stock options exercised		28,511	143	181				324
Common stock acquired and cancelled		(129,934)	(650)	(1,606)	(56)			(2,312)

Balances at December 31, 2006	$—	8,422,610	$42,113	$8,177	$(1,390)	$42,669	$(2,260)	$89,309
Net Loss						(5,663)		(5,663)
Change in unrealized gain on securities available for sale							3,641	3,641
Change in funded status of pension plans							440	440

Comprehensive loss								(1,582)
Cash dividends declared on common stock						(8,255)		(8,255)
Stock-based compensation expense				149				149
Common stock issued in merger		7,554,362	37,771	79,094				116,865
Common stock acquired and cancelled		(282,904)	(1,414)	(2,008)	89			(3,333)

Balances at December 31, 2007	$—	15,694,068	$78,470	$85,412	$(1,301)	$28,751	$1,821	$193,153
Net Loss						(56,902)		(56,902)
Change in unrealized gain on securities available for sale							205	205
Change in funded status of pension plans							(3,735)	(3,735)

Comprehensive loss								(60,432)
Cash dividends declared on common stock						(6,106)		(6,106)
Preferred stock issued, including Warrant	52,372							52,372
Dividends and accretion on preferred stock						(154)		(154)
Stock-based compensation expense				93				93
Common stock distributed					651			651
Common stock acquired and cancelled		(38,200)	(191)	(150)				(341)

Balances at December 31, 2008	$52,372	15,655,868	$78,279	$85,355	$(650)	$(34,411)	$(1,709)	$179,236

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows
Years ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

	2008	2007	2006

CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss) available to common shareholders	$(57,056)	$(5,663)	$6,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,737	3,192	2,008
Securities premium amortization and discount accretion, net	565	(375)	126
(Increase) decrease in loans held for sale	11,414	—	6,839
Goodwill impairment	50,437	—	—
Deferred income taxes	(8,360)	(9,759)	(1,201)
Increase (decrease) in income taxes payable	(2,800)	738	(699)
(Increase) decrease in income earned but not received	3,014	(6,199)	(757)
Increase (decrease) in interest accrued but not paid	(572)	1,414	397
Net (increase) decrease in other assets	(9,849)	7,453	1,406
Net increase (decrease) in other liabilities	4,287	8,609	(149)
Provision for credit losses	25,262	18,952	5,510
Stock-based compensation	93	149	172
(Gain) loss on sales of premises and equipment	731	584	(545)

Net cash provided by operating activities	21,903	19,097	19,107

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of securities held to maturity	—	—	(4,747)
Proceeds from maturities of securities held to maturity	—	1,964	2,258
Purchases of securities available for sale	(128,665)	(105,954)	(39,783)
Proceeds from maturities of securities available for sale	210,355	140,110	23,865
Net increase in loans	(156,319)	(95,676)	(15,805)
Purchases of premises and equipment	(5,808)	(5,098)	(2,677)
Proceeds from sales of premises and equipment	4,686	80	723
Cash acquired in merger	—	14,803	—
Net (increase) decrease in federal funds sold	(39,870)	4,672	9,510

Net cash used for investing activities	(115,621)	(45,099)	(26,656)

CASH FLOW FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	(50,204)	(7,857)	(7,042)
Net increase in time deposits	85,945	77,033	2,552
Net increase (decrease) in securities sold under agreements to repurchase	(22,471)	9,347	(709)
Proceeds from borrowings from FHLB	412,600	264,135	227,000
Payments on borrowings from FHLB	(391,600)	(294,135)	(207,000)
Dividends paid	(6,106)	(6,983)	(5,755)
Stock issuance costs	—	(10)	—
Proceeds from issuance of common stock	—	—	324
Proceeds from issuance of preferred stock and warrants	52,372	—	—
Common stock distributed	651	—	—
Common stock acquired	(341)	(3,333)	(2,312)

Net cash provided by financing activities	80,846	38,197	7,058

Increase (decrease) in cash and cash equivalents	(12,872)	12,195	(491)
Cash and cash equivalents at the beginning of the years	58,689	46,494	46,985

Cash and cash equivalents at the end of the years	$45,817	$58,689	$46,494

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest	$54,424	$40,954	$23,179
Income taxes	3,500	3,885	4,270
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$9,963	$9,009	$1,952
Unrealized gain on securities available for sale:
Change in securities available for sale	(298)	(5,813)	689
Change in deferred income taxes	124	873	(266)
Change in shareholders’ equity	174	3,641	423
Common stock issued in Merger	—	116,865	—
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
Note 1 — Summary of significant accounting policies
Principles of consolidation
The accompanying consolidated financial statements include the accounts of NewBridge Bancorp (“Bancorp” or the “Company”) and its wholly owned subsidiary NewBridge Bank (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.
Nature of operations
The Bank provides a variety of financial services to individual and corporate customers in North Carolina (“NC”) and Virginia (“VA”) through its 35 full-service branches in the Piedmont Triad Region and Coastal Region of NC and two branches in its Shenandoah Valley Region in VA. The majority of the Bank’s NC customers are located in Davidson, Rockingham, Guilford, Forsyth and New Hanover Counties. The majority of the Bank’s VA customers are located in Rockingham and Augusta Counties. The Bank’s primary deposit products are noninterest-bearing checking accounts, interest-bearing checking accounts, money market accounts, certificates of deposit and individual retirement accounts. Its primary lending products are commercial, real estate and consumer loans.
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses. A majority of the Bank’s loan portfolio consists of loans in the geographic areas cited above. The local economies of these areas depend heavily on the industrial, agricultural and service sectors. Accordingly, the ultimate collectibility of a large portion of the Bank’s loan portfolio would be affected by changes in local economic conditions.
Cash and cash equivalents
Cash and cash equivalents include cash and due from banks and interest-bearing bank deposits. Cash and cash equivalents are defined as cash and short-term investments with maturities of three months or less at time of acquisition.
Investment securities
The Bank classifies its investment securities at the time of purchase into three categories as follows:
•	Held to Maturity — reported at amortized cost,

•	Trading — reported at fair value with unrealized gains and losses included in earnings, or

•	Available for Sale — reported at fair value with unrealized gains and losses reported in other comprehensive income.
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

Other Than Temporary Impairment of Investment Securities
Bancorp’s policy regarding other than temporary impairment of investment securities requires continuous monitoring. Individual investment securities with a fair market value that is less than 80% of original cost over a continuous period of two quarters are evaluated for impairment during the subsequent quarter. The evaluation includes an assessment of both qualitative and quantitative measures to determine whether, in management’s judgment, the investment is likely to recover its original value. If the evaluation concludes that the investment is not likely to recover its original value, the unrealized loss is reported as an other than temporary impairment, and the loss is recorded as a securities transaction on the Consolidated Statement of Income.
Loans
Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are placed on nonaccrual status when: (i) management has concerns relating to the ability to collect the loan principal and interest and (ii) generally when such loans are 90 days or more past due. Interest income is subsequently recognized only to the extent payments are received. Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) of interest and principal by the borrower in accordance with the contractual terms. Mortgage loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis.
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
Income taxes
Provisions for income taxes are based on taxes payable or refundable, for the current year (after exclusion of non-taxable income such as interest on state and municipal securities and bank owned life insurance and non-deductible expenses) and deferred taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
Per share data
The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. SFAS No. 128 requires disclosure of two earnings per share amounts: basic net income per share of common stock and diluted net income per share of common stock. Basic net income per share of common stock is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each year. Diluted net income per share of common stock is computed by dividing net income available to common shareholders plus any adjustments to net income related to the issuance of dilutive potential common shares, comprised of outstanding options and/or warrants to purchase shares of common stock and restricted stock grants, by the weighted average number of shares of common stock outstanding during each year plus the number of potential dilutive common shares.
Sales of loans
Gains and losses on the sales of loans are accounted for by imputing gain or loss on those sales where a yield rate guaranteed to the buyer is more or less than the contract interest rate being collected. Such gains or losses are recognized in the financial statements at the time of the sale.
Off-balance sheet arrangements
In the ordinary course of business, the Bank enters into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.
Segment information
The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires that public business enterprises report certain information about operating segments in their annual financial statements and in condensed financial statements for interim periods issued to shareholders. It also requires that public business enterprises report related disclosures and descriptive information about products and services provided by significant segments, geographic areas, and major customers, differences between the measurements used in reporting segment information and those used in the enterprise’s general-purpose financial statements, and changes in the measurement of segment amounts from period to period.
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
Accounting for Derivatives
The Company accounts and reports for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS 133 requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to accumulated other comprehensive income and/or current earnings, as appropriate. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged liability are recorded in current period net income. If a derivative has ceased to be highly effective, hedge accounting is discontinued prospectively. The Company does not have any material amounts of derivative instruments for any period presented.
Recent accounting pronouncements
The Company has adopted SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which is an amendment of SFAS Statement No. 140 (“SFAS 140”). SFAS 156 deals with the servicing of financial assets and liabilities. This applies to the Company’s sales and servicing of mortgage loans. SFAS 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. This method was also required under SFAS 140 and therefore already implemented by the Company. SFAS 156 now permits an entity to choose either the amortization method or the fair value measurement method for subsequent measurement. Previously, the only subsequent method available was the amortization method which calls for amortizing servicing assets or liabilities in proportion to and over the period of estimated net servicing income or loss and assessing servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method measures servicing assets and liabilities at fair value at each reporting date and reports changes in fair value in earnings in the period in which the changes occur. Since the Company does not use derivative instruments to mitigate risk associated with their mortgage servicing rights, which is immaterial, the Company elected to continue using the amortization method upon adoption of SFAS 156 on January 1, 2007. The Company believes that adopting SFAS 156 has not resulted in any material effect on its financial position or operating results.
The Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), as of January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value of assets and liabilities for financial statement purposes and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy with the highest level priority given to quoted prices in active markets for identical assets or liabilities. The next level of priority is given to other than quoted prices that are observable for the asset or liability while the least priority is given to unobservable inputs. The fair value measurement requirements in SFAS 157 supersedes the requirements of various other statements of the Financial Accounting Standards Board (“FASB”) that required fair value valuation and establishes a more consistent basis for determining the fair value. SFAS 157 does not establish any new fair value measurements. The adoption of SFAS 157 did not result in any material effect on the Company’s financial position or operating results.
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which delayed until the first quarter of 2009 the effective date of SFAS 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. As a result, the Company does not report fair value for such assets for the periods covered by this Report. The Company reports fair value on a limited basis, most notably for available for sale investment securities and mortgage loans held for sale. However, impairment, which could result in reporting at fair value, is considered for other purposes, including impaired loans and other than temporary impairment on held to maturity investment securities. The fair value for such impaired assets is measured on a non-recurring basis.

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
The Company has adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) as of January 1, 2006. SFAS No. 158 requires an employer to: (a) Recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. See Note 18 for further information.
In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF Issue 06-4”). EITF Issue 06-4 requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12 based on the substantive agreement of the employee. If the employee has effectively agreed to maintain a life insurance policy during postretirement periods, the costs of the life insurance policy during the postretirement periods should be accrued in accordance with either SFAS No. 106 or APB Opinion No. 12. EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF Issue 06-4 as of January 1, 2008, and has determined that the adoption did not have a material impact on the Company’s financial results.
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

Reclassification
Certain items for 2007 and 2006 have been reclassified to conform to the 2008 presentation. Such reclassifications had no effect on net income or shareholders’ equity as previously reported. As of December 31, 2006, $51,780,000 of previously reported noninterest bearing deposits were reclassified to money market accounts. See Note 7 for further explanation.
Note 2 — Merger of Equals
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
The Merger was accounted for under the purchase method of accounting and was structured to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The Merger resulted in $49.9 million of goodwill and $6.6 million of core deposit intangibles. The goodwill acquired was not tax deductible. The core deposit intangible was determined by an independent valuation and is being amortized over the estimated life of 10 years, based on undiscounted cash flows.
In accordance with purchase accounting rules, as of July 31, 2008 the Company, with the assistance of a third party valuation specialist, evaluated the goodwill it recorded in connection with the Merger, and concluded that there was no impairment in the value of the goodwill. As a result of the deteriorating national economic situation, the Company, with the assistance of the third party valuation specialist, re-evaluated the goodwill at December 31, 2008, and concluded that the goodwill was impaired. As a result, as of December 31, 2008, the Company wrote off $50.4 million of goodwill. At December 31, 2008, the carrying value of other intangibles was $6.0 million.
Note 3 — Restriction on cash and due from banks
The Bank maintains required reserve balances with the Federal Reserve Bank of Richmond. The average amounts of these reserve balances for the years ended December 31, 2008 and 2007 were $5,115,000 and $10,903,000, respectively. In addition, at December 31, 2008, the Bank had an obligation to maintain a balance of $3,644,000 with its check clearing agent.

Note 4 — Investment securities
Investment securities at December 31 consist of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2008:
Available for sale:
U.S. government agency securities	$56,622	$1,332	$—	$57,954
Mortgage backed securities	97,843	4,199	—	102,042
State and municipal obligations	88,590	1,064	(2,011)	87,643
Federal Home Loan Bank stock	9,867	—	—	9,867
Other equity securities	3,775	570	(316)	4,029

Total available for sale	256,697	7,165	(2,327)	261,535
Municipal obligations held to maturity	27,037	444	(212)	27,269

Total investment securities	$283,734	$7,609	$(2,539)	$288,804

2007:
Available for sale:
U.S. government agency securities	$140,759	$1,747	$(23)	$142,483
Mortgage backed securities	106,757	2,413	—	109,170
State and municipal obligations	77,788	588	(416)	77,960
Federal Home Loan Bank stock	8,906	—	—	8,906
Other equity securities	2,944	59	—	3,003

Total available for sale	337,154	4,807	(439)	341,522
Municipal obligations held to maturity	27,901	430	(298)	28,033

Total investment securities	$365,055	$5,237	$(737)	$369,555

The aggregate cost of the Company’s investment in FHLB stock totaled $9,867,000 at December 31, 2008. Because of the redemption provisions of this stock, the Company estimates that the fair value equals the cost of this investment and that it is not impaired.
The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and the Company has the intent and ability to hold until recovery, none of the securities are deemed to be other than temporarily impaired.

	Less than 12 months		12 months or more		Total
2008	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(In thousands)
Investment securities:
State and municipal obligations	$44,255	$1,753	$6,343	$470	$50,598	$2,223
Other equity securities	523	316	—	—	523	316

Total temporarily impaired securities	$44,778	$2,069	$6,343	$470	$51,121	$2,539

	Less than 12 months		12 months or more		Total
2007	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(In thousands)
Investment securities:
U.S. government agency securities	$3,004	$8	$13,612	$15	$16,616	$23
State and municipal obligations	—	—	38,001	714	38,001	714

Total temporarily impaired securities	$3,004	$8	$51,613	$729	$54,617	$737

The amortized cost and estimated market value of debt securities at December 31, 2008, by contractual maturities, are shown in the accompanying schedule. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$6,700	$6,711
Due after one through five years	61,251	62,859
Due after five through ten years	40,525	41,710
Due after ten years	161,616	163,627

Total debt securities	$270,092	$274,907

A recap of the maturities of held to maturity securities follows. There were no sales of held to maturity securities during the years presented (in thousands):

	Years Ended December 31
	2008	2007	2006
Proceeds from maturities	$—	$1,964	$2,258
A recap of the maturities and sales of available for sale securities follows (in thousands):

	Years Ended December 31
	2008	2007	2006
Proceeds from sales and maturities	$210,535	$140,110	$23,865
Gross realized gains	2,475	101	0
Gross realized losses	16	139	0
Investment securities with amortized costs of approximately $187,275,000 and $212,260,000 and market values of approximately $190,620,000 and $215,898,000 as of December 31, 2008 and 2007, respectively, were pledged to secure public deposits and for other purposes.

Note 5 — Loans
Loans are summarized as follows (in thousands):

	December 31
	2008	2007

Commercial	$617,591	$571,575
Real estate-construction	218,741	248,222
Real estate-mortgage	632,729	575,139
Installment loans to individuals	122,412	91,826
Other	13,052	3,322

Total loans, net of unearned income	$1,604,525	$1,490,084

Loans totalling approximately $524,441,000 were pledged to secure the line of credit with the FHLB.
Nonperforming assets are summarized as follows (in thousands):

	December 31
	2008	2007

Nonaccrual loans	$38,029	$12,236
Restructured loans	250	651
Loans past due 90 days or more	1,277	72

Total nonperforming loans	39,556	12,959
Other real estate	9,080	4,280

Total nonperforming assets	$48,636	$17,239

Impaired loans and related information are summarized in the following tables (in thousands):

	December 31
	2008	2007	2006

Loans specifically identified as impaired Commercial and real estate	$84,421	$47,133	$10,355
Consumer	6,625	1,857	305

Total	$91,046	$48,990	$10,660

Allowance for credit losses associated with impaired loans	$12,768	$11,128	$1,973

	Years Ended December 31
	2008	2007	2006

Average balances of impaired loans for the years	$73,349	$28,554	$8,905

Interest income recorded for impaired loans	$380	$535	$531

An analysis of the changes in the allowance for credit losses follows (in thousands):

	Years Ended December 31
	2008	2007	2006

Balances at beginning of years	$30,370	$9,564	$8,440
Provision for credit losses	25,262	18,952	5,510
Loans charged off	(22,468)	(9,412)	(5,447)
Recoveries	2,641	956	1,061
Allowance acquired via acquisition	—	10,310	—

Balances at end of years	$35,805	$30,370	$9,564

The Bank’s policy for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Bank generally considers loans 90 days or more past due and all nonaccrual loans to be impaired.

Note 6 — Premises and equipment
The following is a summary of premises and equipment (in thousands):

	December 31
	2008	2007

Land	$13,626	$12,245
Buildings	23,256	22,386
Equipment	31,535	30,760
Leasehold improvements	2,152	1,385

	70,569	66,776
Less, accumulated depreciation	25,316	22,890

Total	$45,253	$43,886

Depreciation and amortization expense amounting to $4,737,000, $3,192,000 and $2,008,000, for the years ended December 31, 2008, 2007, and 2006, respectively, is included in occupancy expense and furniture and equipment expense.
Note 7 — Deposits
The aggregate amount of certificates of deposit of $100,000 or more was approximately $347,305,000 and $269,010,000 at December 31, 2008 and 2007, respectively. The accompanying table presents the scheduled maturities of total time deposits at December 31, 2008.

Years ending December 31,	(In thousands)
2009	$791,902
2010	93,463
2011	7,590
2012	4,771
2013	2,099
Thereafter	323

Total time deposits	$900,148

Bancorp has determined that there was a misstatement prior to December 31, 2007, whereby certain interest bearing deposit products were inadvertently reported as noninterest bearing deposits. Bancorp reclassified $51,780,000 of previously reported noninterest bearing deposits as of December 31, 2006 to money market accounts. There was no impact on total deposits, shareholders’ equity, or operating results.

Note 8 — Short-term borrowings and long-term debt
The following is a schedule of federal funds purchased, securities sold under agreements to repurchase and FHLB borrowings (in thousands, except percentages):

	Balance				Maximum Outstanding
	as of	Interest Rate as of	Average	Average Interest	at Any
	December 31	December 31	Balance	Rate	Month end

2008
Federal funds purchased and securities sold under agreements to repurchase	$51,041	3.78%	$64,328	3.66%	$97,139
FHLB borrowings	139,000	3.13%	148,206	3.70%	242,860

Total	$190,041		$212,534		$339,999

2007
Federal funds purchased and securities sold under agreements to repurchase	$73,750	3.83%	$23,811	4.39%	$69,672
FHLB borrowings	118,000	4.86%	89,518	5.18%	145,000

Total	$191,693		$113,329		$214,672

2006
Federal funds purchased and securities sold under agreements to repurchase	$948	0.97%	$1,040	1.15%	$1,668
FHLB borrowings	73,000	4.41%	59,521	5.25%	81,000

Total	$73,948		$60,561		$82,668

At December 31, 2008, the Bank had a $331,420,000 line of credit with the FHLB under which $139,000,000 was outstanding. This line of credit is secured with FHLB stock, certain pledged securities and a blanket floating lien on qualifying 1 to 4 family residential mortgage loans and qualifying commercial real estate. The outstanding amounts consist of $51,000,000 maturing in 2009, $53,000,000 maturing in 2010, and $35,000,000 maturing in 2011. In addition to the credit line held at the FHLB, the Bank has borrowing capacity at the Federal Reserve Bank totaling $28,000,000, of which there were no borrowings outstanding at December 31, 2008.
Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. Retail repurchase agreements represent short-term borrowings by the Bank, with overnight maturities collateralized by securities of the United States Government or its agencies.
FNB Southeast, the banking subsidiary of FNB, sold securities under an agreement to repurchase (a “wholesale repurchase agreement”) on December 8, 2006. This $21,000,000 transaction has a maturity date of December 8, 2016, became callable after one year, and has quarterly calls thereafter at a fixed rate of 4.03% following the first year. The mortgage-backed securities serving as collateral for this borrowing had a market value of approximately $27,061,000 at December 31, 2008.
FNB Southeast also entered into a wholesale repurchase agreement on June 28, 2007. The $15,000,000 transaction has a maturity date of June 28, 2011, became callable after one year, and has quarterly calls thereafter. The transaction has a fixed rate of 4.42%. In addition, the Bank entered into a wholesale repurchase agreement on December 20, 2007. The $10,000,000 transaction has a maturity date of December 20, 2010, is callable after two years, and has quarterly calls thereafter. The transaction has a fixed rate of 3.85%. The mortgage-backed securities serving as collateral for these two borrowings had a market value of approximately $29,515,000 at December 31, 2008.
FNB and FNB Financial Services Capital Trust I, a Delaware statutory trust (the “Trust,” wholly owned by FNB), issued and sold in a private placement, on August 26, 2005, $25,000,000 of the Trust’s floating rate preferred securities, with a liquidation amount of $1,000 per preferred security, bearing a variable rate of interest per annum, reset quarterly, equal to 3 month LIBOR plus 1.46% (the “Preferred Securities”) and a maturity date of September 30, 2035. The Preferred Securities become callable after five years. Interest payment dates are March 30, June 30, September 30 and December 30 of each year. The Preferred Securities are fully and unconditionally guaranteed on a subordinated basis by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The entire proceeds from the sale by the Trust to the holders of the Preferred Securities was combined with the entire proceeds from the sale by the Trust to the Company of its common securities (the “Common Securities”), and was used by the Trust to purchase $25,774,000 in principal amount of the Floating Rate Junior Subordinated Notes (the “Junior Subordinated Notes”) of the Company. The Company adopted FIN 46, “Consolidation of Variable Interest Entities,” upon the establishment of the Trust and has not included the Trust in the consolidated financial statements. FNB contributed $24,000,000 of the proceeds from the sale of the Junior Subordinated Notes to FNB as Tier I Capital to support FNB’s growth. Currently, regulatory capital rules allow trust preferred securities to be included as a component of regulatory capital.
The following is a schedule of the components of other borrowings (in thousands):

	2008	2007

Federal funds purchased	$4,600	$20,000
Retail repurchase agreements	441	7,727
Wholesale repurchase agreements	46,000	46,023
Junior subordinated notes	25,774	25,774

Total	$76,815	$99,524

Note 9 — Other assets and other liabilities
The components of other assets and liabilities for the years ended December 31 are as follows (in thousands):

	2008	2007

Other assets:
Core deposit intangible	$5,978	$6,337
Bank-owned life insurance	28,084	26,476
Deferred income tax asset	21,864	12,988
Other real estate owned	9,080	4,280
Accrued interest receivable	9,014	12,028
Other	14,202	11,052

Total	$88,222	$73,161

Other liabilities:
Accrued interest payable	2,823	3,576
Accrued compensation	3,402	4,778
Dividends payable	177	2,690
Retirement plans and deferred compensation	9,460	3,868
Other	4,251	4,049

Total	$20,113	$18,961

Note 10 — Income taxes
The components of income tax expense (benefit) for the years ended December 31 are as follows (in thousands):

	2008	2007	2006

Current tax expense
Federal	$(70)	$377	$3,538
State	563	426	247

Total current	493	803	3,785

Deferred tax (benefit) expense
Federal	(6,121)	(5,144)	(986)
State	(1,296)	(1,053)	(215)

Total deferred	(7,417)	(6,197)	(1,201)

Total income tax expense (benefit)	$(6,924)	$(5,394)	$2,584

The significant components of deferred tax assets at December 31 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Allowance for credit losses	$14,470	$11,992
Non-qualified deferred compensation plans	1,063	1,013
Accrued compensation	699	1,296
Writedowns on OREO	2,386	1,676
Net unrealized loss on securities available for sale	—	—
Net operating losses	8,027	1,515
Pension plans — OCI	3,079	638
Other	4,024	1,183

Total	33,748	19,313

Deferred tax liabilities:
Depreciable basis of property and equipment	5,278	4,980
Deferred loan fees	833	828
Net unrealized gain on available for sale securities	1,935	316
Other	3,838	201

Total	11,884	6,325

Net deferred tax assets	$21,864	$12,988

There is no valuation allowance for deferred tax assets, as management believes that realization of the deferred tax assets will more likely than not be realized. The Company does not have any material income tax positions.
The provision for income taxes differs from that computed by applying the federal statutory rate of 35% in 2008 and 2007 and 34% in 2006, as indicated in the following analysis (in thousands, except percentages):

	2008	2007	2006
Tax based on statutory rates	$(22,339)	$(3,870)	$2,919
Increase (decrease) resulting from:
Effect of tax-exempt income	(1,456)	(726)	(369)
Write off of goodwill	17,653	—	—
State income taxes, net of federal benefit	(476)	(407)	(52)
Income on bank-owned life insurance	(386)	(182)	—
Other, net	80	(189)	86

Total provision (benefit) for income taxes	$(6,924)	$(5,394)	$2,584

Effective tax rate	(10.8%)	(48.8%)	30.1%

Note 11 — Lease commitments
The minimum annual lease commitments under noncancelable operating leases in effect at December 31, 2008, are as follows (in thousands):

Years Ending December 31
2009	$1,655
2010	1,376
2011	990
2012	573
2013	475
Thereafter	1,003

Total lease commitments	$6,072

Payments under these leases amounted to approximately $2,452,000, $1,677,000 and $895,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

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

	2008	2007
Balance, beginning of year	$10,283	$7,354
Amounts removed as a result of director retirements	—	(1,734)
Amounts added as a result of new directors	—	5,854
Advances (repayments), net, during year	1,292	(1,191)

Balance, end of year	$11,575	$10,283

Note 13 — Other Operating Income and Expenses
The components of other operating income and other operating expense for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	Years Ended December 31
	2008	2007	2006

Other operating income:
Bankcard income	$2,545	$2,627	$2,564
Fee income	3,126	1,860	2,044
Investment services commissions	874	862	862
Insurance commissions	153	155	197
Trust income	571	639	590
Gain (loss) on sales of real estate	(508)	(437)	(131)
Income on bank-owned life insurance	1,103	462	—
Other income	534	711	890

	$8,398	$6,879	$7,016

Other operating expenses:
Advertising	$1,940	$1,144	$866
Automated services	6,006	4,909	3,870
Bankcard expense	2,413	2,256	2,018
Legal and professional fees	3,448	4,920	2,619
Postage	1,040	908	720
Stationery, printing and supplies	909	1,169	788
Other real estate owned expense	807	674	892
Other real estate owned write-downs	3,064	3,565	1,166
Other expenses	8,163	5,594	3,760

	$27,790	$25,139	$16,699

Note 14 — Stock based compensation
Pursuant to the provisions of SFAS 123(R), the Company recorded $93,000, or less than $0.01 per diluted share of total stock-based compensation expense during 2008, compared to $153,000, or $0.01 per diluted share in 2007. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related options. This expense had no impact on the Company’s reported cash flows. The stock-based compensation expense is reported under personnel expense.
To determine the amounts recorded in the financial statements, the fair value of each option or restricted stock grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31
	2008	2006

Dividend yield	7.40%	4.01%
Risk-free interest rate	2.50%	4.50%
Expected stock volatility	36.32%	18.69%
Expected years until exercise	6.25	7.80
     There were no options granted during 2007.
As of December 31, 2008, there was $350,000 of total unrecognized compensation expense related to stock option arrangements granted under the NewBridge Bancorp Amended and Restated Comprehensive Equity Compensation Plan (formerly the LSB Bancshares Inc. Comprehensive Equity Compensation Plan for Directors and Employees) (the “Comprehensive Benefit Plan”). This expense will be fully amortized by March of 2013.
As of December 31, 2008, 24,000 restricted stock units that were granted to certain executive officers were outstanding. The fair value of these restricted stock units is $8.67, which was the closing price of the Company’s common stock on the date they were granted. The restricted stock units vest over a period of five years, and are subject to the Company achieving certain performance targets during the years 2008 to 2010. The stock-based compensation expense for these awards was immaterial for the period ended December 31, 2008.
As of December 31, 2008, the Company’s Compensation Committee administered the Company’s six stock-based compensation plans, including two stock-based compensation plans assumed by the Company pursuant to the Merger.
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
At the 1996 annual meeting, FNB shareholders approved the FNB Omnibus Equity Compensation Plan (the “1996 FNB Omnibus Plan”). The 1996 FNB Omnibus Plan authorizes the Board of Directors to grant stock options to directors, executives and key employees. Options granted under the 1996 FNB Omnibus Plan have a term of up to ten years and generally vest over a four-year period beginning on the date of the grant. Options under the 1996 FNB Omnibus Plan must be granted at a price not less than the fair market value at the date of grant. If an award grant is forfeited, or otherwise expires, terminates or is canceled without the delivery of shares, then the shares covered by the forfeited, expired, terminated or canceled award will again be available to be delivered pursuant to awards under the plan. The 1996 FNB Omnibus Plan expired in 2006 and no more options may be granted thereunder.
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

The following is a summary of stock option activity and related information for the years ended December 31:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Avg.		Avg.		Avg.
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding — Beginning of year	1,394,517	$14.84	604,425	$17.31	614,961	$16.98
Acquired via merger	—	—	866,860	13.08	—	—
Granted	24,000	9.18	—	—	47,000	17.10
Exercised	—	—	—	—	(47,311)	13.70
Forfeited	(366,000)	15.96	(76,768)	15.21	(10,225)	13.49

Outstanding — End of year	1,052,517	$14.32	1,394,517	$14.84	604,425	$17.31

Exercisable — End of year	940,517	$14.23	1,247,517	$14.62	463,750	$17.28

The following is a summary of information on outstanding and exercisable options at December 31, 2008:

Options Outstanding				Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average Exercise		Average
Exercise Prices	Number	Life (Years)	Price	Number	Exercise Price
$5.81 — 10.47	279,050	3.24	$8.82	260,050	$8.80
$11.06 — 15.06	163,945	3.96	14.56	163,945	14.56
$15.42 — 16.93	317,647	5.82	15.93	264,147	16.00
$17.10 — 20.00	291,875	5.02	17.70	252,375	17.75

	1,052,517	4.62	$14.32	940,517	$14.23

Note 15 — Net income per share
The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as required by SFAS No. 128 (in thousands, except share data):

	For the years ended December 31,
	2008	2007	2006
Basic:
Net income (loss) available to common shareholders	$(57,056)	$(5,663)	$6,000

Weighted average shares outstanding	15,663,719	11,485,353	8,480,621

Net income (loss) per share, basic	$(3.64)	$(0.49)	$0.71

Diluted:
Net income (loss) available to common shareholders	$(57,056)	$(5,663)	$6,000

Weighted average shares outstanding	15,663,719	11,485,353	8,480,621
Effect of dilutive securities:
Stock options	—	—	29,058

Weighted average shares outstanding and dilutive potential shares outstanding	15,663,719	11,485,353	8,509,679

Net income (loss) per share, diluted	$(3.64)	$(0.49)	$0.71

For the years ended December 31, 2008, 2007, and 2006, there were 1,049,517 options, 1,108,264 options and 336,730 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the year.
Note 16 — Parent Company Only
The parent company’s principal asset is its investment in its subsidiary, the Bank. The principal source of income of the Company is dividends received from the Bank. The following presents condensed financial information of the Company (in thousands):

	2008	2007
Condensed balance sheets
Assets
Cash and due from banks	$26,308	$222
Investment in wholly-owned subsidiary	175,746	167,064
Goodwill	—	49,822
Other assets	4,507	3,809

Total assets	$206,561	$220,917

Trust preferred securities	$25,774	$25,774
Other liabilities	1,551	1,990
Shareholders’ equity	179,236	193,153

Shareholders’ equity and other liabilities	$206,561	$220,917

	2008	2007	2006
Condensed statements of income
Dividends from subsidiary	$8,175	$12,999	$8,004
Other operating expense	51,319	944	351

Income before equity in undistributed net income of subsidiary	(43,144)	12,055	7,653
Equity in undistributed net income (loss) of subsidiary	(13,758)	(17,718)	(1,653)

Net income (loss)	$(56,902)	$(5,663)	$6,000

Condensed statements of cash flows
Cash flows from operating activities
Net income	$(56,902)	$(5,663)	$6,000
Adjustments to reconcile net income to net cash provided by operating activities:
Other changes, net	49,283	(2,626)	—
Change in investment in wholly-owned subsidiary	13,758	17,718	1,653

Net cash provided by operating activities	6,139	9,429	7,653
Cash flows from investing activities
Investments in subsidiaries	(26,000)	—	—
(Increase) decrease in other assets	—	898	133

Net cash provided by (used in) investing activities	(26,000)	898	133
Cash flows from financing activities
Proceeds from issuance of preferred stock and warrants	52,372	—	—
Proceeds from issuance of common stock	—	—	324
Dividends paid	(6,122)	(6,983)	(5,755)
Common stock acquired	(341)	(3,422)	(2,312)
Increase in other liabilities	38	(6)	110

Net cash used for financing activities	45,947	(10,411)	(7,633)

Increase (decrease) in cash	26,086	(84)	153
Cash at beginning of year	222	306	153

Cash at end of year	$26,308	$222	$306

Supplemental non-cash financing activities:
Common stock issued in acquisition	—	$116,865	—

Note 17 — Off-balance sheet arrangements
The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the contractual amounts of the Bank’s exposure to off-balance sheet risk at December 31 is as follows (in thousands):

	Contractual Amount
	2008	2007

Loan commitments	$363,044	$474,300
Credit card lines	21,213	19,443
Standby letters of credit	3,686	3,820

Total commitments and contingent liabilities	$387,943	$497,563

The Bank’s exposure to credit loss in the event of nonperformance by the other party to these commitments is equal to the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
Note 18 — Employee benefit plans
The Company has three defined benefit retirement plans as follows:
1) A pension plan, which is the result of the merger of two legacy pension plans. The first plan was a plan covering substantially all of the former employees of LSB Bank, and which was curtailed in December 2006. The second plan was a plan covering substantially all of the former employees of FNB Southeast, which was curtailed prior to the Merger. These two plans were merged into one plan effective December 31, 2008
2) A supplemental executive retirement plan (“SERP”) covering certain executive and former executive officers, which was curtailed in 2008; and
3) A retiree health insurance plan, which provides partial health insurance benefits for certain early retired former employees of LSB Bank, which was curtailed in 2007.
The disclosures presented represent combined information for all of the plans. The health benefit plan is not a material part of the aggregate information.
The pension plans, the retiree health insurance plan and the SERP provide for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and a percentage of qualifying compensation during final years of employment. Contributions to the pension plans were based upon the projected unit credited actuarial funding method and comply with the funding requirements of the Employee Retirement Income Security Act. Contributions prior to the curtailments were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Plan assets consist primarily of cash and cash equivalents, U.S. government securities, and common stocks. The following table outlines the changes in these pension obligations, assets and funded status for the years ended December 31, 2008 and 2007, and the assumptions and components of net periodic pension cost for the two or three years in the period ended December 31, 2008 (in thousands):

	2008	2007
Change in benefit obligation
Projected benefit obligation at beginning of year	$24,537	$14,407
Obligation assumed in acquisition	—	10,425
Service cost	213	156
Interest cost	1,520	1,085
Actuarial (gain) loss	(103)	(913)
Benefits paid	(1,423)	(623)
Curtailment	(640)	—

Projected benefit obligation at end of year	24,104	24,537

Change in plan assets
Fair value of plan assets at beginning of year	20,526	13,248
Assets acquired in acquisition	—	7,567
Actual return on plan assets	(4,870)	(73)
Employer contribution	411	407
Benefits paid	(1,423)	(623)

Fair value of plan assets at end of year	14,644	20,526

Funded status at end of year
Plan assets less projected benefit obligation	(9,460)	(4,011)
Unrecognized net actuarial loss	—	82
Unrecognized transitional obligation	—	61

Pension asset (liability)	$(9,460)	$(3,868)

	2008	2007
Amounts recognized in the consolidated balance sheets consist of:
Pension liability	$(9,460)	$(3,868)
Deferred tax asset	4,142	1,651
Accumulated comprehensive income, net	4,637	932

Net amount recognized	$(681)	$(1,285)

	2008	2007	2006
Components of net periodic pension cost
Service	$213	$156	$796
Interest	1,520	1,085	890
Expected return on plan assets	(1,630)	(1,262)	(879)
Amortization of prior service cost	82	2	66
Amortization of transition obligation	—	10	10
Amortization of net gain (loss)	54	5	217
Curtailment	(241)	—	589

Net periodic pension cost costcost	$(2)	$(4)	$1,689

Weighted-average assumptions
Discount rate	6.25%	6.25%	5.75%
Expected return on plan assets	8.25%	8.25%	7.50%
Rate of compensation increases	4.75%	4.75%	4.50%
Target asset allocations are established based on periodic evaluations of risk/reward under various economic scenarios and with varying asset class allocations. The near-term and long-term impact on obligations and asset values are projected and evaluated for funding and financial accounting implications. Actual allocation and investment performance is reviewed quarterly. The current target allocation ranges, along with the actual allocation as of December 31, 2008, is included in the accompanying table.

	Market Value as of	Actual Allocation
	December 31, 2008	as of December 31,	Long-Term
Plan Assets	(in thousands)	2008	Allocation Target
Equity securities	$7,007	47.8%	40% - 75%
Debt securities	7,637	52.2%	25% - 60%

Total	$14,644	100%	100%

The assumed expected return on assets considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in the portfolio and the expectation for future returns of each asset class. The expected return of each asset class is weighted based on the target allocation to develop the expected long-term rate of return on assets. This resulted in the selection of the 8.25% rate used in 2008 and to be used for 2009. The required contributions for 2008 were approximately $410,000, and the required contributions for 2009 are expected to be approximately $1,012,000. The expected benefit payments for the next ten years are as follows: (1) 2009 — $1,142,000, (2) 2010 - $1,231,000, (3) 2011 — $1,285,000, (4) 2012 — $1,409,000, (5) 2013 — $1,516,000, and (6) 2014 through 2018 — $8,824,000.
The Company also has a separate contributory 401(k) savings plan covering substantially all employees. Prior to year end 2007, the separate plans of the two legacy banks were merged into the current 401(k) savings plan. The 401(k) savings plan allows eligible employees to contribute up to a fixed percentage of their compensation, with the Bank matching a portion of each employee’s contribution. The Bank’s contributions were $878,000 for 2008, $587,000 for 2007 and $220,000 for 2006.
Three deferred compensation plans allow the directors of the Company to defer the compensation they earn. Each plan participant makes an annual election to either receive that year’s compensation currently or to defer receipt until his or her death, disability or retirement. The deferred compensation balances of two of these plans are maintained in a Rabbi trust. The balances in the trust at December 31, 2008 and 2007 were $2,412,000 and $3,357,000, respectively. The third plan acquires shares of the Company’s common stock in the open market and holds these shares at cost, as a component of shareholders’ equity, until distributed.
Note 19 — Regulatory matters
The primary source of funds for the dividends paid by the Company to its shareholders is dividends received from the Bank. The Bank is restricted as to dividend payout by state laws applicable to banks and may pay dividends only out of undivided profits. At December 31, 2008, the Bank had undivided profits of approximately $67.1 million. Additionally, dividends paid by the Company and the Bank may be limited by minimum capital requirements imposed by banking regulators. During 2008, the Company first reduced its quarterly cash dividend, and later suspended the payment of cash dividends, based on the highly uncertain economic conditions and in the interest of preserving capital. As a consequence of the Company’s participation in the CPP, regulatory approval is required before the Company may increase dividends payable on its common stock to more than the last quarterly cash dividend ($0.05) declared prior to October 14, 2008.
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

Management believes that as of December 31, 2008, both the Company and the Bank meet all capital adequacy requirements to which they are subject.
The most recent notification from the NC Commissioner of Banks categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table (in thousands, except percentages).

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008

Total Capital (To Risk Weighted Assets)
Consolidated	$217,130	12.4%	$140,110	>8.0%	N/A
Bank	187,810	10.8	139,745	>8.0	174,681	>10.0%
Tier 1 Capital (To Risk Weighted Assets)
Consolidated	194,990	11.2	70,055	>4.0	N/A
Bank	165,726	9.5	69,872	>4.0	104,809	>6.0%
Tier 1 Capital (To Average Assets)
Consolidated	194,990	9.4	83,223	>4.0	N/A
Bank	165,726	8.0	83,171	>4.0	103,964	>5.0%

December 31, 2007

Total Capital (To Risk Weighted Assets)
Consolidated	$179,870	11.2%	$128,364	>8.0%	N/A
Bank	177,813	11.1	128,294	>8.0	160,368	>10.0%
Tier 1 Capital (To Risk Weighted Assets)
Consolidated	159,681	9.9	64,193	>4.0	N/A
Bank	157,640	9.8	64,147	>4.0	96,221	>6.0%
Tier 1 Capital (To Average Assets)
Consolidated	159,681	7.8	81,366	>4.0	N/A
Bank	157,640	7.8	81,298	>4.0	101,622	>5.0%
Note 20 — Fair value of financial instruments
The following methods and assumptions were used to estimate the fair value for each class of the Company’s financial instruments.
Cash and cash equivalents. The carrying amounts for cash and due from banks approximate fair value because of the short maturities of those instruments.
Investment securities. In accordance with SFAS 157, the fair value of investment securities is based on quoted prices in active markets for identical assets, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities, corresponding to the “significant other observable inputs” definition of SFAS 157. The fair value of equity investments in the restricted stock of the FHLB equals the carrying value.
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
Federal Funds Purchased and Retail Repurchase Agreements. The carrying value of federal funds purchased and retail repurchase agreements is considered to be a reasonable estimate of fair value.
Whole Repurchase Agreements and Other borrowings. The fair values of these liabilities are estimated using the discounted values of the contractual cash flows. The discount rate is estimated using the rates currently in effect for similar borrowings.
Accrued interest. The carrying amounts of accrued interest approximate fair value.
Financial instruments with off-balance sheet risk. The carrying value of financial instruments with off-balance sheet risk is considered to approximate fair value, since a large majority of these future financing commitments would result in loans that have variable rates and/or relatively short terms to maturity. For other commitments, generally of a short-term nature, the carrying value is considered to be a reasonable estimate of fair value. The various financial instruments were disclosed in Note 17.
The estimated fair values of financial instruments for the years ending December 31 (in thousands):

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and short term investments	$87,860	$87,860	$60,862	$60,862
Investment securities	288,572	288,804	369,423	369,555
Loans	1,604,525	1,585,355	1,490,084	1,482,655
Less allowance for loan losses	(35,805)	—	(30,370)	—

Net loans	1,568,720	1,585,355	1,459,714	1,482,655
Financial liabilities:
Deposits	1,663,463	1,674,364	1,627,720	1,637,043
Federal funds purchased and retail repurchase agreements	5,041	5,041	27,727	27,727
Wholesale repurchase agreements	46,000	47,328	46,023	46,305
Junior subordinated notes	25,774	25,774	25,774	25.774
FHLB borrowings	139,000	141,693	118,000	120,541
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
The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

December 31, 2008 — Assets measured at fair value, recurring

	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$173,892	$87,643	—
Mortgage loans held for sale	—	937	—

Total	$173,892	$88,580	—

The table below presents the assets measured at fair value on a non-recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):
December 31, 2008 — Assets measured at fair value, non-recurring

	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	—	—	$81,581

Total	—	—	$81,581

Note 21 — Pro Forma Financial Statements (unaudited)
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
The Merger transaction was accounted for under the purchase method of accounting and was structured to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The Merger resulted in $49.9 million of goodwill and $6.6 million of core deposit intangibles. The goodwill acquired was not tax deductible. The core deposit intangible was determined by an independent valuation and is being amortized over the estimated life of 10 years, based on undiscounted cash flows.
A summary of the estimated fair values of assets and liabilities of FNB as of July 31, 2007 is presented in the table below. The Company acquired the assets and assumed the liabilities as of that same date.

(Dollars in thousands)
Cash and cash equivalents	$14,803
Loans receivable, net of allowance for credit losses	632,576
Investment securities	252,223
Premises and equipment	22,523
Core deposit intangible	6,613
Goodwill	49,947
Other assets	50,184
Deposits	(734,131)
Borrowings	(161,044)
Other liabilities	(13,689)

Investment in subsidiary, net of capitalized acquisition costs	$120,005

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
A summary of pro forma financial statements is as follows:

	For the Year	For the Year
	Ended	Ended
	December 31, 2007	December 31, 2006
	(in thousands, except per share data)
	(unaudited)

Net interest income	73,818	88,067
Provision for loan losses	20,943	6,945

Net interest income after provisions for loan losses	52,875	81,122
Noninterest income	22,442	19,798
Noninterest expense	80,511	73,374

Income (loss) before income tax expense	(5,194)	27,546
Income tax expense	(2,932)	9,082

Net income (loss)	$(2,262)	$18,464

Weighted Average Common Shares:
Basic	15,694,068	16,033,304
Diluted	15,694,068	16,243,704

Per Common Share Data:
Basic income (loss)	$(0.14)	$1.15
Diluted income (loss)	(0.14)	1.14
Note 22 — U.S. Treasury Capital Purchase Program
Pursuant to the U.S. Treasury’s Capital Purchase Program (the “CPP”), on December 12, 2008, Bancorp issued and sold to the U.S. Treasury (i) 52,372 shares of Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 2,567,255 shares of Bancorp’s common stock at an exercise price of $3.06 per share, representing an aggregate market price of approximately $7.9 million, for an aggregate purchase price of $52,372,000 in cash. The Warrant may be exercised by U.S. Treasury at any time before it expires on December 12, 2018. The Series A Preferred Stock can be redeemed in the first three years with the proceeds from the issuance of certain qualifying Tier 1 capital or after three years with any funds. The carrying value of the Warrant of $1,496,000 was estimated on the date of the grant using the Black-Scholes option-pricing model. The Series A Preferred Stock will pay cumulative dividends of 5 percent for the first five years and 9 percent thereafter, unless Bancorp redeems the shares.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including its CEO, CFO, and Chief Accounting Officer (“CAO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K, the Company effectively maintained disclosure controls and procedures.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO, CFO and CAO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:
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

The Company’s independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. This Report of Independent Registered Public Accounting Firm begins on page 52 in Item 8, above.
Changes in Internal Control over Financial Reporting
Management of the Company has evaluated, with the participation of the Company’s CEO, CFO, and CAO, changes in the Company’s internal control over financial reporting during the fourth quarter of 2008. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a) Directors and Executive Officers—The information required by this Item regarding directors, nominees and executive officers of Bancorp is set forth under the Proxy Statement sections captioned “Proposal 1 — Election of Directors,” “Executive Officers of the Corporation,” and “Board Committees — Audit Committee,” which sections are incorporated herein by reference.
(b) Section 16(a) Compliance — The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is set forth under the Proxy Statement section captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” which section is incorporated herein by reference.
(c) Audit Committee — The information required by the Item regarding Bancorp’s Audit Committee, including the Audit Committee Finance Expert, is set forth under the Proxy Statement sections captioned “Board Committees — Audit Committee” and “Board Committees — Audit Committee Report,” which sections are incorporated by reference.
(d) Code of Ethics — The information required by the Item regarding codes of ethics is set forth under the Proxy Statement section captioned “Code of Business Conduct and Ethics,” which section is incorporated by reference.
Item 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth under the Proxy Statement sections captioned “Compensation Discussion and Analysis”, “Board Committees — Compensation Committee Interlocks and Insider Participation” and “Board Committees — Compensation Committee Report,” which sections are incorporated by reference.

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
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth under the Proxy Statement sections captioned “Proposal 1 — Election of Directors,” “Certain Relationships and Related Transactions,” “Board Committees” and “Board Committees — Compensation Committee Interlocks and Insider Participation,” which sections are incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is set forth under the Proxy Statement section captioned “Proposal 2: Ratification of Appointment of Grant Thornton LLP as Our Registered Independent Accounting Firm for 2009,” which section is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.
(a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to Consolidated Financial Statements.
(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below. The management contracts and compensatory arrangements required to be filed as exhibits to this Form 10-K are listed as exhibits 10.1 through 10.38 (excluding exhibits 10.17, 10.18 and 10.36) in the Exhibit Index.
(b) The exhibits to the Form 10-K begin on page 92 of this Report.
(c) See 15(a)(2) above.

Exhibit
No.	Description

3.1	Articles of Incorporation, and amendments thereto, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on November 4, 2004 (SEC File No. 000-11448).

3.3	Amendments to Amended and Restated Bylaws, incorporated by reference to Item 5.03 of the Current Report on Form 8-K, filed with the SEC on August 3, 2007 (SEC File No. 000-11448).

3.4	Articles of Merger of FNB with and into LSB, including amendments to the Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

Exhibit
No.	Description

4.1	Specimen certificate of common stock, $5.00 par value, incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

4.2	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.02 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.3	Guarantee Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.03 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.4	Indenture, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.04 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.5	Articles of Amendment, filed with the North Carolina Department of the Secretary of State on December 12, 2008, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.6	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.7	Warrant for Purchase of Shares of Common Stock issued by Bancorp to the United States Department of the Treasury on December 12, 2008, incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

10.1	Benefit Equivalency Plan of FNB Southeast, effective January 1, 1994 incorporated herein by reference to Exhibit 10 of the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the SEC (SEC File No. 000-13086).

10.2	1994 Director Stock Option Plan, incorporated herein by reference to Exhibit 4 of the Registration Statement on Form S-8 filed with the SEC on July 15, 1994 (SEC File No. 33-81664).

10.3	1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on March 28, 1996 (SEC File No. 000-11448).

10.4	Omnibus Equity Compensation Plan, incorporated herein by reference to Exhibit 10(B) of the Annual Report on Form 10-KSB40 for the fiscal year ended December 31, 1996, filed with the SEC on March 31, 1997 (SEC File No. 000-13086).

10.5	Amendment to Benefit Equivalency Plan of FNB Southeast, effective January 1, 1998., incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 25, 1999 (SEC File No. 000-13086)

10.6	Amendment Number 1 to 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

10.7	Long Term Stock Incentive Plan for certain senior management employees of FNB Southeast incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003 (SEC File No. 000-13086).

Exhibit
No.	Description

10.8	Form of Employment Continuity Agreement effective as of January 1, 2004 between LSB and Robert E. Lineback, Jr. and Philip G. Gibson with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.9	Form of Employment Continuity Agreement effective as of January 1, 2004 between LSB and Ronald E. Coleman, D. Gerald Sink, Robin A. Huneycutt and Ronald W. Sink with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.10	Form of Stock Option Award Agreement for a Director adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).

10.11	Form of Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).

10.12	Form of Amendment to the applicable Grant Agreements under the 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).

10.13	Form of Amendment to the Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).

10.14	Restated Form of Director Fee Deferral Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.15	Form of Stock Appreciation Rights Award Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.16	Employment Agreement dated January 25, 2007, between FNB and FNB Southeast, as employer, and Pressley A. Ridgill, President and Chief Executive Officer of the Bank and President of Bancorp, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on January 30, 2007 (SEC File No. 000-13086).

10.17	Agreement and Plan of Merger by and between LSB and FNB, incorporated herein by reference as Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on February 27, 2007 (SEC File No. 000-11448).

10.18	Agreement and Plan of Bank Merger by and between FNB Southeast, LSB Bank, LSB and FNB, incorporated herein by reference as Exhibit 2.2 of the Current Report on Form 8-K filed with the SEC on February 27, 2007 (SEC File No. 000-11448).

10.19	Amendment and Waiver to Employment and Change of Control Agreement, among FNB, FNB Southeast and Pressley A. Ridgill incorporated herein by reference to Exhibit 10.27 of the Registration Statement on Form S-4 POS filed with the SEC on June 18, 2007 (SEC File No. 000-11448).

10.20	FNB Amended and Restated Directors Retirement Policy, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on August 3, 2007 (SEC File No. 000-11448).

Exhibit
No.	Description

10.21	Amendment to the FNB Directors and Senior Management Deferred Compensation Plan Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, FNB Southeast and FNB, dated July 31, 2007, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K, filed with the SEC on August 3, 2007 (SEC File No. 000-11448).

10.22	Employment and Change of Control Agreement among Bancorp, LSB Bank and Michael Shelton, dated September 27, 2007 incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on October 1, 2007 (SEC File No. 000-11448).

10.23	Employment and Change of Control Agreement with William W. Budd, Jr. incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.24	Employment and Change of Control Agreement with Jerry W. Beasley, incorporated herein by reference to Exhibit 99.3 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.25	Employment and Change of Control Agreement with Robin S. Hager, incorporated herein by reference to Exhibit 99.4 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.26	Employment and Change of Control Agreement with Paul McCombie, incorporated herein by reference to Exhibit 99.5 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.27	Employment and Change of Control Agreement with George Richard Webster, incorporated herein by reference to Exhibit 99.6 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.28	Directors and Senior Management Deferred Compensation Plan Trust Agreement between FNB Southeast and Morgan Trust Company, incorporated herein by reference to Exhibit 99.7 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.29	Second Amendment to the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy Trust Agreement among Regions bank d/b/a/Regions Morgan Keegan Trust, Bancorp and the Bank, incorporated herein by reference to Exhibit 99.8 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.30	Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.9 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.31	First Amendment to the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.10 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.32	Bancorp Amended and Restated Long Term Stock Incentive Plan, formerly the “FNB Long Term Stock Incentive Plan” (the “2006 Omnibus Plan”), incorporated herein by reference to Exhibit 10.27 of the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 (SEC File No. 000-11448).

10.33	Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.44 of the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 000-11448).

10.34	Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.45 of the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 000-11448).

Exhibit
No.	Description

10.35	Employment and Change of Control Agreement with David P. Barksdale, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on October 17, 2008 (SEC File No. 000-11448).

10.36	Letter Agreement, dated December 12, 2008, between Bancorp and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and the Warrant, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

10.37	Form of Employment Agreement Amendment, dated December 12, 2008 among Bancorp, the Bank and the senior executive officers of Bancorp, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

10.38	Bancorp Management Incentive Plan, dated February 18, 2008, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on March 6, 2009 (SEC File No. 000-11448).

16.1	Letter from Turlington and Company, L.L.P., regarding change in certifying accountant, dated September 18, 2007, incorporated herein by reference to Exhibit 16.1 of the Current Report on Form 8-K, filed with the SEC on September 18, 2007 (SEC File No. 000-11448).

21.01	Schedule of Subsidiaries

23.01	Consent of Grant Thornton LLP

23.02	Consent of Turlington and Company, LLP

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWBRIDGE BANCORP
Date: March 11, 2009	By:	/s/ Pressley A. Ridgill
Pressley A. Ridgill,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Pressley A. Ridgill Pressley A. Ridgill	President, Chief Executive Officer, Director (Principal Executive Officer)	March 11, 2009

/s/ Michael W. Shelton Michael W. Shelton	Executive Vice President, Chief Financial Officer, Treasurer (Principal Financial Officer)	March 11, 2009

/s/ Richard M. Cobb Richard M. Cobb	Senior Vice President, Chief Accounting Officer, Controller (Principal Accounting Officer)	March 11, 2009

/s/ Robert F. Lowe Robert F. Lowe	Chairman of the Board	March 11, 2009

/s/ Barry Z. Dodson Barry Z. Dodson	Vice Chairman of the Board	March 12, 2009

/s/ Michael S. Albert Michael S. Albert	Director	March 11, 2009

/s/ Gary G. Blosser Gary G. Blosser	Director	March 12, 2009

/s/ J. David Branch J. David Branch	Director	March 12, 2009

/s/ C. Arnold Britt C. Arnold Britt	Director	March 12, 2009

/s/ Robert C. Clark Robert C. Clark	Director	March 12, 2009

/s/ Alex A. Diffey, Jr. Alex A. Diffey, Jr.	Director	March 13, 2009

/s/ Joseph H. Kinnarney Joseph H. Kinnarney	Director	March 13, 2009

Signature	Capacity	Date

/s/ Robert V. Perkins, II Robert V. Perkins, II	Director	March 12, 2009

/s/ Mary E. Rittling Mary E. Rittling	Director	March 11, 2009

/s/ Burr W. Sullivan Burr W. Sullivan	Director	March 12, 2009

/s/ E. Reid Teague E. Reid Teague	Director	March 15, 2009

/s/ John W. Thomas, III John W. Thomas, III	Director	March 12, 2009

/s/ Elizabeth S. Ward Elizabeth S. Ward	Director	March 11, 2009

/s/ John F. Watts John F. Watts	Director	March 12, 2009

/s/ G. Alfred Webster G. Alfred Webster	Director	March 12, 2009

/s/ Kenan C. Wright Kenan C. Wright	Director	March 11, 2009

/s/ Julius S. Young, Jr. Julius S. Young, Jr.	Director	March 12, 2009

EXHIBIT INDEX

Exhibit	Description

21.01	Schedule of Subsidiaries

23.01	Consent of Grant Thornton, L.L.P.

23.02	Consent of Turlington and Company, L.L.P.

31.01	Certification of Pressley A. Ridgill

31.02	Certification of Michael W. Shelton

32.01	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350