Form 10-Q
period 2009-03-31
NEWBRIDGE BANCORP
filed 2009-05-08
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended:
March 31, 2009
Commission File Number: 000-11448
NewBridge Bancorp
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1348147
(State of Incorporation)	(I.R.S. Employer Identification No.)

1501 Highwoods Boulevard, Suite 400
Greensboro, North Carolina	27410
(Address of principal executive offices)	(Zip Code)
(336) 369-0900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☑
At May 4, 2009, 15,655,868 shares of the registrant’s common stock were outstanding.

NEWBRIDGE BANCORP
FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
NewBridge Bancorp and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 31	December 31
	2009	2008
	(Unaudited)
Assets
Cash and due from banks	$88,372	$32,993
Interest-bearing bank balances	33,012	12,824
Federal funds sold	35,618	42,043
Investment securities:
Held to maturity, market value $27,376 at March 31, 2009 and $27,269 at December 31, 2008	27,031	27,037
Available for sale	278,249	261,535
Loans held for sale	9,016	937
Loans	1,566,436	1,603,588
Less allowance for credit losses	(41,034)	(35,805)

Net loans	1,534,418	1,568,720
Premises and equipment	44,302	45,253
Real estate acquired in settlement of loans	12,345	9,080
Other assets	83,274	79,142

Total assets	$2,136,621	$2,078,627

Liabilities
Deposits:
Non-interest bearing	$159,440	$149,583
Savings, NOW and money market accounts	624,357	613,732
Certificates of deposit	921,331	900,148

Total deposits	1,705,128	1,663,463
Borrowings from the Federal Home Loan Bank	165,700	139,000
Other borrowings	72,133	76,815
Accrued expenses and other liabilities	19,933	20,113

Total liabilities	1,962,894	1,899,391

Shareholders’ Equity
Preferred stock, par value $.01 per share:
Authorized 10,000,000 shares; issued and outstanding (liquidation preference $1,000 per share) — 52,372 at March 31, 2009 and at December 31, 2008	50,966	50,891
Common stock, par value $5 per share:
Authorized 50,000,000 shares; issued and outstanding — 15,655,868 at March 31, 2009 and at December 31, 2008	78,279	78,279
Paid-in capital	86,882	86,852
Directors’ deferred compensation plan	(634)	(650)
Retained earnings (deficit)	(38,735)	(34,427)
Accumulated other comprehensive loss	(3,031)	(1,709)

Total shareholders’ equity	173,727	179,236

Total liabilities and shareholders’ equity	$2,136,621	$2,078,627

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Income
(Unaudited; dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2009	2008

Interest Income
Interest and fees on loans	$22,080	$27,056
Interest on investment securities:
Taxable	2,029	3,354
Tax exempt	1,195	1,144
Interest-bearing bank balances	33	532
Federal funds sold	34	24

Total interest income	25,371	32,110

Interest Expense
Deposits	9,568	12,177
Borrowings from the Federal Home Loan Bank	1,155	1,429
Other borrowings	672	1,039

Total interest expense	11,395	14,645

Net interest income	13,976	17,465
Provision for credit losses	8,518	459

Net interest income after provision for credit losses	5,458	17,006

Noninterest Income
Service charges on deposit accounts	2,075	2,195
Gains on sales of mortgage loans	194	139
Gain (loss) on sales of securities	—	370
Other operating income	1,745	1,845

Total noninterest income	4,014	4,549

Noninterest Expense
Personnel	7,455	9,169
Occupancy	1,132	1,162
Furniture and equipment	1,308	1,121
Other operating	6,088	5,728

Total noninterest expense	15,983	17,180

Income (loss) before income taxes	(6,511)	4,375
Income taxes	(2,933)	1,365

Net Income (Loss)	(3,578)	3,010
Dividends and accretion on preferred stock	(746)	—

Net Income (Loss) available to common shareholders	$(4,324)	$3,010

Earnings (loss) per share:
Basic	$(0.28)	$0.19
Diluted	$(0.28)	$0.19

Weighted average shares outstanding:
Basic	15,655,868	15,687,444
Diluted	15,655,868	15,734,813
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Three months ended March 31, 2009 and 2008
(Unaudited; Dollars in thousands)

					Directors’		Accumulated
					Deferred	Retained	Other	Total
	Preferred	Common Stock		Paid-in	Compensation	Earnings	Comprehensive	Shareholders’
	Stock	Shares	Amount	Capital	Plan	(Deficit)	Income (Loss)	Equity

Balances at December 31, 2007	$—	15,694,068	$78,470	$85,412	$(1,301)	$28,751	$1,821	$193,153
Net Income						3,010		3,010
Change in unrealized gain on securities available for sale, net of deferred income taxes							842	842

Comprehensive income (loss)								3,852
Cash dividends declared on common stock						(2,678)		(2,678)
Stock-based compensation expense				24				24
Common stock acquired		(38,200)	(191)	(150)	(13)			(354)

Balances at March 31, 2008	$—	15,655,868	$78,279	$85,286	$(1,314)	$29,083	$2,663	$193,997

Balances at December 31, 2008	$50,891	15,655,868	$78,279	$86,852	$(650)	$(34,427)	$(1,709)	$179,236
Net Loss						(3,578)		(3,578)
Change in unrealized gain on securities available for sale, net of deferred income taxes							(1,322)	(1,322)

Comprehensive income (loss)								(4.900)
Dividends and accretion on preferred stock	75					(730)		(655)
Stock-based compensation expense				30				30
Common stock distributed					16			16

Balances at March 31, 2009	$50,966	15,655,868	$78,279	$86,882	$(634)	$(38,735)	$(3,031)	$173,727

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

	Three Months Ended
	March 31
	2009	2008

Cash Flow from operating activities
Net (Loss) Income	$(3,578)	$3,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,874	1,322
(Decrease) increase in income taxes payable	(2,933)	1,281
(Increase) decrease in income earned but not received	(267)	656
Increase (decrease) in interest accrued but not paid	54	(660)
Net increase in other assets	(1,579)	(2,085)
Net decrease in other liabilities	(433)	(2,529)
Provision for credit losses	8,518	459
Gain on sale of loans held for sale	(194)	(139)
Loss on sale of premises, equipment and real estate acquired in settlement of loans	233	377
Stock based compensation	30	24

Net cash provided by operating activities	1,725	1,716

Cash Flow from investing activities
Purchases of securities available for sale	(29,000)	(35,841)
Proceeds from maturities of securities available for sale	11,317	38,732
Originations of loans held for sale	(36,385)	(20,948)
Proceeds from sales of loans held for sale	28,501	20,873
Net decrease (increase) in loans made to customers	28,085	(59,040)
Proceeds from sale of premises, equipment and real estate acquired in settlement of loans	2,876	1,337
Expenditures for improvements to real estate acquired in settlement of loans	(939)	(440)
Purchases of premises and equipment	(283)	(2,452)
Net decrease in federal funds sold	6,425	1,344

Net cash provided by (used for) investing activities	10,597	(56,435)

Cash Flow from financing activities
Net increase in demand deposits, NOW, money market and savings accounts	20,485	13,696
Net increase (decrease) in time deposits	21,183	(2,789)
Net (decrease) increase in other borrowings	(4,682)	23,426
Net increase in borrowings from Federal Home Loan Bank	26,700	25,760
Dividends paid	(458)	(2,678)
Common stock distributed (acquired)	17	(354)

Net cash provided by financing activities	63,245	57,061

Increase in cash and cash equivalents	75,567	2,342
Cash and cash equivalents at the beginning of the period	45,817	58,689

Cash and cash equivalents at the end of the period	$121,384	$61,031

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited; dollars in thousands)

	Three Months Ended
	March 31
	2009	2008

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$11,341	$15,305
Income Taxes	—	—

Supplemental disclosures of noncash transactions
Transfer of loans to real estate acquired in settlement of loans	$5,429	$1,699
Accretion on U.S. Treasury preferred stock	75	—
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	(2,184)	1,696
Change in deferred income taxes	862	639
Change in shareholders’ equity	(1,322)	842
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and provisions for credit losses considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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
Bancorp is the successor entity to LSB Bancshares, Inc., which was incorporated on December 8, 1982 (“LSB”). On July 31, 2007, FNB Financial Services Corporation (“FNB”), a bank holding company, also incorporated in NC and registered under the BHCA, merged with and into LSB in a merger of equals. LSB’s name was then changed to “NewBridge Bancorp”.
The Bank, a NC chartered non-member bank, is the successor entity to Lexington State Bank (“LSB Bank”), which was incorporated on July 5, 1949. As a result of the Merger, Bancorp acquired FNB Southeast, a NC chartered member bank, the sole banking subsidiary of FNB. On November 12, 2007, FNB Southeast merged with and into LSB Bank and the surviving bank changed its name to “NewBridge Bank”.
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
In addition, as of March 31, 2009, the Bank also operated three active non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. (“Peoples Finance”), LSB Properties, Inc. (“LSB Properties”) and Prince George Court Holdings, Inc. (“Prince George”). Peoples Finance is a state licensed finance company. As a finance company, Peoples Finance offers secured and unsecured loans to individuals up to a maximum of $30,000 secured, and $10,000 unsecured, as well as dealer originated loans. The Company announced during the second quarter of 2008 that Peoples Finance will no longer proactively solicit new loans to the Bank’s loan portfolio. As of March 31, 2009, Peoples Finance had approximately $5.7 million of loans outstanding. LSB Properties owns the majority of real estate acquired in settlement of loans of the Bank, while Prince George owns a condominium project in Georgetown, South Carolina, acquired through a deed-in-lieu of foreclosure, as described in greater detail in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Asset Quality and Allowance for Credit Losses”.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2009 (SEC File No. 000-11448) (the “Annual Report”). This Quarterly Report should be read in conjunction with Bancorp’s 2008 Form 10-K.
Certain items for 2008 have been reclassified to conform to the 2009 presentation. Such reclassifications had no effect on net income or shareholders’ equity as previously reported.
Note 2 — Acquisitions
In the Merger, each share of common stock of FNB outstanding at the effective time of the Merger was converted into the right to receive 1.07 shares of the Company’s common stock. The Company issued approximately $117 million of its common stock to FNB shareholders.
The Merger was accounted for under the purchase method of accounting and was structured to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The Merger resulted in $49.9 million of goodwill and $6.6 million of core deposit intangible. The goodwill acquired was not tax deductible. The core deposit intangible was determined by an independent valuation and is being amortized over the estimated life of 10 years, based on undiscounted cash flows.
In accordance with purchase accounting rules under SFAS 142 “Goodwill and Other Intangible Assets” the Company, with the assistance of a third party valuation specialist, evaluated the goodwill at December 31, 2008, and concluded that the goodwill was impaired. As a result, as of December 31, 2008, the Company wrote off $50.4 million of goodwill, consisting of the $49.9 million of goodwill discussed above and $0.5 million of goodwill from a prior acquisition.
Note 3 — Net Income Per Share
Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised, resulting in the issuance of common stock sharing in the net income of the Company.
A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Three Months Ended
	March 31
	2009	2008

Weighted average number of common shares used in computing basic net income per share	15,655,868	15,687,444
Effect of dilutive stock options and restricted stock grants	—	47,369
Warrants to purchase common stock	—	—

Diluted weighted average common shares outstanding	15,655,868	15,734,813

Note 4 — Investment Securities
Investment securities consist of the following (in thousands):

	March 31, 2009 — Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State and municipal obligations	$27,031	$477	$(132)	$27,376

	March 31, 2009 — Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency securities	$66,620	$1,125	$(2)	$67,743
Mortgage backed securities	93,346	4,942	—	98,288
State and municipal obligations	86,888	807	(3,909)	83,786
Corporate bonds	11,778	—	(498)	11,280
Federal Home Loan Bank stock	11,190	—	—	11,190
Other equity securities	5,775	633	(446)	5,962

Total	$275,597	$7,507	$(4,855)	$278,249

	December 31, 2008 — Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State and municipal obligations	$27,037	$444	$(212)	$27,269

	December 31, 2008 — Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency securities	$56,622	$1,332	$—	$57,954
Mortgage backed securities	97,843	4,199	—	102,042
State and municipal obligations	88,590	1,064	(2,011)	87,643
Federal Home Loan Bank stock	9,867	—	—	9,867
Other equity securities	3,775	570	(316)	4,029

Total	$256,697	$7,165	$(2,327)	$261,535

The following is a schedule of securities in a loss position as of March 31, 2009 (in thousands):

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency obligations	$3,998	$(2)	$—	$—	$3,998	$(2)
State and municipal obligations	47,115	(3,156)	7,747	(884)	54,862	(4,040)
Corporate bonds	11,280	(498)	—	—	11,280	(498)
State and municipal obligations	394	(445)	—	—	394	(445)

Total securities	$62,787	$(4,101)	$7,747	$(884)	$70,534	$(4,985)

Investment securities with an amortized cost of $190,569,000 and $187,275,000, as of March 31, 2009, and December 31, 2008, respectively, were pledged to secure public deposits and for other purposes. The Bank has obtained $50,000,000 in irrevocable letters of credit, which are used in lieu of securities to pledge against public deposits.

No investment securities were sold during the three months ended March 31, 2009 or 2008, other than the sale of securities from the mandatory redemption of shares upon VISA Inc.’s initial public offering of stock, as described in Item 2. Management’s Discussion and Analysis of Financial Condition.
Note 5 — Loans and Allowance for Credit Loss
A summary of consolidated loans follows (in thousands):

	March 31	December 31
	2009	2008

Commercial	$601,665	$617,591
Real estate — construction	230,632	218,741
Real estate — mortgage	627,823	631,792
Installment loans to individuals	94,069	122,412
Other	12,247	13,052

Total loans	1,566,436	1,603,588
Loans held for sale	9,016	937

Total loans and loans held for sale	$1,575,452	$1,604,525

Nonperforming assets are summarized as follows (in thousands):

	March 31	December 31
	2009	2008

Nonaccrual loans	$53,022	$38,029
Restructured loans	4,078	250
Accruing loans which are contractually past due 90 days or more	3,038	1,277

Total nonperforming loans	60,138	39,556
Real estate acquired in settlement of loans	12,345	9,080

Total nonperforming assets	$72,483	$48,636

Nonperforming loans to loans outstanding at end of period	3.82%	2.47%
Nonperforming assets to total assets at end of period	3.39%	2.34%
Impaired loans and related information are summarized in the following tables (in thousands):

	March 31	December 31
	2009	2008

Loans specifically identified as impaired
Commercial and real estate	$95,153	$84,421
Consumer	7,420	6,625

Total	$102,573	$91,046

Allowance for credit losses associated with impaired loans	$18,528	$12,768

	Three Months Ended
	March 31
	2009	2008

Average balances of impaired loans	$92,308	$49,799

Interest income recorded for impaired loans	$776	$603

The Bank’s policy for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Bank generally considers loans 90 days or more past due and all nonaccrual loans to be impaired.
An analysis of the changes in the allowance for credit losses follows (in thousands):

	Three Months Ended
	March 31
	2009	2008

Balance, beginning of period	$35,805	$30,370
Provision for credit losses	8,518	459
Net charge-offs	(3,289)	(519)

Balance, end of period	$41,034	$30,310

Loans totaling $9,016,000 and $937,000, as of March 31, 2009 and December 31, 2008, respectively, were held for sale, and stated at the lower of cost or market on an individual basis.
Note 6 — Recent Accounting Pronouncements
The Company adopted SFAS 157 “Fair Value Measurements” (“SFAS 157”), as of January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value of assets and liabilities for financial statement purposes and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy with the highest level priority given to quoted prices in active markets for identical assets or liabilities. The next level of priority is given to other than quoted prices that are observable for the asset or liability while the least priority is given to unobservable inputs. The fair value measurement requirements in SFAS 157 supersedes the requirements of various other statements of the Financial Accounting Standards Board (“FASB”) that required fair value valuation and establishes a more consistent basis for determining the fair value. SFAS 157 does not establish any new fair value measurements. The adoption of SFAS 157 did not result in any material effect on the Company’s financial position or operating results.
In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, which delayed until the first quarter of 2009 the effective date of SFAS 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date for SFAS 157 for these nonfinancial assets and liabilities was further delayed until the second quarter of 2009 as a result of the issuance of FSP FAS 107-1 and APB 28-1, as described below. As a result, the Company does not report fair value for such assets for the periods covered by this Report. The Company reports fair value on a limited basis, most notably for available for sale investment securities and mortgage loans held for sale. However, impairment, which could result in reporting at fair value, is considered for other purposes, including impaired loans and other than temporary impairment on held to maturity investment securities. The fair value for such impaired assets is measured on a non-recurring basis.

The Company’s nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP No. 157-2 include core deposit intangibles and real estate acquired in settlement of loans, which primarily represents collateral that is received in satisfaction of troubled loans. The adoption of SFAS 157 for these nonfinancial assets and liabilities did not have a material impact on the Company’s financial position or operating results.
In October 2008, the FASB issued FSP No. 157-3, which clarifies the application of SFAS 157 in a market that is not active. The Company adopted FSP 157-3 upon issuance. The adoption of this Staff Position did not have a material impact on the Company’s financial position or operating results.
In April 2009, the FASB issued three related Staff Positions to (1) clarify the application of SFAS 157 to fair value measurements in the current economic environment, (2) modify the recognition of other-than-temporary impairments of debt securities, and (3) require companies to disclose the fair values of financial instruments in interim periods. The final Staff Positions are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three Staff Positions or both the fair value measurements and other-than-temporary impairment Staff Positions are adopted simultaneously. The Company will adopt these Staff Positions effective with the period ending June 30, 2009. None of the Staff Positions are expected to have a significant impact on financial condition or results of operations, but each is described in more detail below.
FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also provides guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale), between market participations at the measurement date under current market conditions.
FSP FAS 115-2 and 124-2 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.
FSP FAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized information in interim reporting periods.
The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

March 31, 2009 — Assets measured at fair value, recurring

	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$194,463	$83,786	—
Mortgage loans held for sale	—	9,016	—

Total	$194,463	$92,802	—

The table below presents the assets measured at fair value on a non-recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):
March 31, 2009 — Assets measured at fair value, non-recurring

	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	—	—	$84,045

Total	—	—	$84,045

The Company has also adopted SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB 115” (“SFAS 159”). SFAS 159 permits entities to elect to report eligible financial instruments at fair value subject to conditions stated in the pronouncement including adoption of SFAS 157 discussed above. The purpose of SFAS 159 is to improve financial reporting by mitigating volatility in earnings related to current reporting requirements. The Company adopted SFAS 159 effective January 1, 2008 and did not elect the fair value option for any asset or liability.
Note 7 — Stock Compensation Plans
Pursuant to the provisions of SFAS 123(R), the Company recorded $30,000, or less than $0.01 per diluted share and $24,000, or less than $0.01 per diluted share, of total stock-based compensation expense for the three-month periods ended March 31, 2009 and March 31, 2008, respectively. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related stock options or restricted stock grants and is reported under personnel expense. This expense had no impact on the Company’s reported cash flows. As of March 31, 2009, there was $320,000 of total unrecognized stock-based compensation expense. This expense will be fully recognized by March of 2013.
For purposes of determining estimated fair value under SFAS 123(R), the Company has computed the estimated fair values of all stock-based compensation using the Black-Scholes option pricing model and, for stock options and restricted stock grants granted prior to December 31, 2008, has applied the assumptions set forth in the Annual Report. During the first quarter of 2009, no stock options or restricted stock grants were granted to employees.
Note 8 — U.S. Treasury Capital Purchase Program
Pursuant to the U.S. Department of the Treasury (the “U.S. Treasury”) Capital Purchase Program (the “CPP”), on December 12, 2008, Bancorp issued and sold to the U.S. Treasury (i) 52,372 shares of Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”)

and (ii) a warrant (the “Warrant”) to purchase 2,567,255 shares of Bancorp’s common stock at an exercise price of $3.06 per share, representing an aggregate market price of approximately $7.9 million, for an aggregate purchase price of $52,372,000 in cash. The Warrant may be exercised by U.S. Treasury at any time before it expires on December 12, 2018. The Series A Preferred Stock can be redeemed in the first three years with the proceeds from the issuance of certain qualifying Tier 1 capital or after three years with any funds. The carrying value of the Warrant of $1,497,000 was estimated on the date of the grant using the Black-Scholes option-pricing model. The Series A Preferred Stock pays cumulative dividends of five percent for the first five years and nine percent thereafter, unless Bancorp redeems the shares.

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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of Bancorp including but not limited to Bancorp’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation: (1) in October of 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law, followed in February 2009 by the American Recovery and Reinvestment Act of 2009 (the “ARRA”). In addition, the U.S. Department of the Treasury (the “U.S. Treasury”) and federal banking regulators are implementing a number of programs to address capital and liquidity issues in the banking system, all of which may have significant effects on Bancorp and the banking industry, the exact nature and extent of which cannot be determined at this time; (2) the strength of the United States economy generally, and the strength of the local economies in which Bancorp conducts operations, may be different than expected, resulting in, among other things, a continued deterioration in credit quality, including the resultant effect on Bancorp’s loan portfolio and allowance for credit losses; (3) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”); (4) inflation, deflation, interest rate, market and monetary fluctuations; (5) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate and market liquidity conditions) and the impact of such conditions on Bancorp’s capital markets and capital management activities; (6) the timely development of competitive new products and services by Bancorp and the acceptance of these products and services by new and existing customers; (7) the willingness of customers to accept third party products marketed by Bancorp; (8) the willingness of customers to substitute competitors’ products and services for Bancorp’s products and services and vice versa; (9) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking and securities); (10) technological changes; (11) changes in consumer spending and saving habits; (12) the effect of corporate restructurings, acquisitions and/or dispositions, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (13) the current stresses in the financial and real estate markets, including possible continued deterioration in property values; (14) unanticipated regulatory or judicial proceedings; (15) the impact of changes in accounting policies by the Securities and Exchange Commission (the “SEC”); (16) adverse changes in financial performance and/or condition of Bancorp’s borrowers which could impact repayment of such borrowers’ outstanding loans; and (17) Bancorp’s success at managing the risks involved in the foregoing. Bancorp cautions that the foregoing list of important factors is not exhaustive. See also those risk factors identified in the section headed “Risk Factors”, beginning on page 14 of Bancorp’s Annual Report on Form 10-K for the fiscal year ended

December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2009 (the “Annual Report”). Bancorp undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time by or on behalf of Bancorp.
Introduction
Bancorp is a bank holding company incorporated under the laws of North Carolina (“NC”) and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Bancorp’s principal asset is the stock of its banking subsidiary, the Bank.
Bancorp is the successor entity to LSB Bancshares, Inc., which was incorporated on December 8, 1982 (“LSB”). On July 31, 2007, FNB Financial Services Corporation (“FNB”), a bank holding company, also incorporated in NC and registered under the BHCA, merged with and into LSB in a merger of equals (the “Merger”). LSB’s name was then changed to “NewBridge Bancorp”.
The Bank, a NC chartered non-member bank, is the successor entity to Lexington State Bank (“LSB Bank”), which was incorporated on July 5, 1949. As a result of the Merger, Bancorp acquired FNB Southeast, a NC chartered member bank, the sole banking subsidiary of FNB. On November 12, 2007, FNB Southeast merged with and into LSB Bank and the surviving bank changed its name to “NewBridge Bank”.
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
Commercial banking in North Carolina and Virginia (“VA”) is extremely competitive, due in large part to intrastate and interstate branching laws. Currently, many of the Company’s competitors are significantly larger and have greater resources. The Company continues to encounter significant competition from a number of sources, including bank holding companies, financial holding companies, commercial banks, thrift institutions, credit unions and other financial institutions and financial intermediaries. The Company competes in its market areas with some of the largest banking organizations in the Southeast and nationally, several of which have numerous branches in NC and VA. The Company’s competition is not limited to financial institutions based in NC and VA. The enactment of federal legislation authorizing nationwide interstate banking has greatly increased the size and financial resources of some of the Company’s competitors. Consequently, many of its competitors have substantially higher lending limits due to their greater total capitalization, and many perform functions for their customers that the Company generally does not offer. The Company primarily relies on providing quality products and services at a competitive price within its market areas. As a result of interstate banking legislation, The Company’s market is open to future penetration by banks located in other states, provided that the other states also permit de novo branching and acquisitions by NC and VA banking institutions, thereby increasing competition.

The following discussion and analysis is presented on a consolidated basis and focuses on the major components of the Company’s operations and significant changes in its results of operations for the periods presented. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Annual Report.
Application of Critical Accounting Policies
The accounting and reporting policies of the Company and its subsidiary comply with accounting principles generally accepted in the United States and conform to standards within the banking industry. The preparation of the financial information contained in this Quarterly Report on Form 10-Q requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s management evaluates these estimates on an ongoing basis. The following is a summary of the allowance for credit losses, one of the most complex and subjective accounting policies of the Company.
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
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Net Interest Income
The primary source of earnings for the Bank is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.
Net interest income for the first quarter of 2009, on a taxable equivalent basis, was $14.5 million, a decrease of $3.4 million or 19.1%, from $17.9 million for the first quarter of 2008. This was primarily due to a decline in net interest margin. Average earning assets in the first quarter of 2009 increased $73.4 million, or 3.9%, to $1.96 billion, compared to $1.89 billion in the first quarter of 2008. Average interest-bearing liabilities for the first quarter of 2009 increased $73.3 million, or 4.3%, to $1.76 billion, compared to $1.69 billion for the first quarter of 2008.
The taxable-equivalent net interest margin for the first quarter of 2009 decreased to 2.99%, compared to 3.81% for 2008, a decline of 82 basis points. The decline in net interest margin was due to the asset sensitive position the Company was in last fall as the Federal Reserve’s interest rate reductions caused variable rate assets to decline more rapidly than the Company’s deposit cost of funds. The average yield on earning assets during the first quarter of 2009 was 158 basis points lower than the average yield on earning assets during the comparable period in 2008, while the average rate on interest-bearing liabilities decreased by 87 basis points during the same time period, which resulted in a decrease in the interest rate spread in the first quarter of 2009 of 71 basis points compared to the first quarter of 2008. During the last three quarters of 2009, approximately $713.4 million of time deposits will mature and reprice from a current weighted average interest rate of 3.60%. The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three months ended March 31, 2009 and 2008.

(Fully taxable equivalent basis1, in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans receivable[2]	$1,597,154	$22,080	5.61%	$1,512,683	$27,200	7.23%
Taxable securities	181,498	2,029	4.53	255,322	3,664	5.77
Tax exempt securities	112,797	1,676	6.03	110,390	1,540	5.61
Interest-bearing bank balances	29,043	33	0.46	5,888	93	6.35
Federal funds sold	39,971	34	0.34	2,750	24	3.51

Total earning assets	1,960,463	25,852	5.35	1,887,033	32,521	6.93

Non-earning assets:
Cash and due from banks	51,843			50,005
Premises and equipment	44,936			44,838
Other assets	92,229			122,079
Allowance for credit losses	(37,026)			(30,228)

Total assets	$2,112,445	$25,852		$2,073,727	$32,521

Interest-bearing liabilities:
Savings deposits	$40,475	$10	0.10%	$41,724	$20	0.19%
NOW deposits	176,581	145	0.33	171,630	256	0.60
Money market deposits	397,717	1,384	1.41	439,419	3,235	2.96
Time deposits	905,747	8,029	3.60	814,506	8,666	4.28
Other borrowings	76,199	672	3.58	91,992	1,039	4.54
Borrowings from Federal
Home Loan Bank	166,410	1,155	2.81	130,521	1,429	4.40

Total interest-bearing liabilities	1,763,129	11,395	2.62	1,689,792	14,645	3.49

Other liabilities and shareholders’ equity:
Demand deposits	153,520			169,208
Other liabilities	18,915			19,462
Shareholders’ equity	176,881			195,265

Total liabilities and shareholders’ equity	$2,112,445	11,395		$2,073,727	14,645

Net interest income and net interest margin[3]		$14,457	2.99%		$17,876	3.81%

Interest rate spread[4]			2.73%			3.44%

[1]
Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $481 for 2009 and $411 for 2008.

[2]
The average loans receivable balances include non-accruing loans. Amortization of loan fees, net of deferred costs, of $447 and $358 for the three months ended March 31, 2009 and 2008, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense
In the first quarter of 2009, noninterest income decreased to $4.0 million, from $4.5 million during the same period in 2008. Noninterest income in the first quarter of 2008 included $370,000 of gain on the sale of securities from the mandatory redemption of shares upon VISA Inc.’s initial public offering of stock. Service charge income decreased 5.5% to $2.1 million in the first quarter of 2009 from $2.2 million in the first quarter of 2008. Income on bank-owned life insurance decreased to $51,000 in the first quarter of 2009 from $249,000 in the first quarter of 2008.
In the first quarter of 2009, noninterest expense decreased to $16.0 million from $17.2 million in the first quarter of 2008. Personnel expense decreased to $7.5 million in the first quarter of 2009 from $9.2 million in the first quarter of 2008, a decrease of 18.7%, primarily as a result of a reduction in the number of employees. Occupancy expense decreased slightly to $1.1 million from $1.2 million, or 2.6% and furniture and equipment expense rose to $1.3 million from $1.1 million, or 16.3%. Insurance premiums paid to the Federal Deposit Insurance Corporation (the “FDIC”) increased to $767,000 in the first quarter of 2009 from $59,000 in the first quarter of 2008, as a result of the expiration of a one-time credit issued by the FDIC, as well as significant increases in risk-based assessment rates.
The following table presents the details of Other Operating Income and Expenses.
Other Operating Income and Expenses (dollars in thousands)

	Three Months Ended
	March 31,		Percentage
	2009	2008	Variance

Other operating income:
Bankcard income	$561	$624	(10.1)%
Fee income	895	790	13.3
Investment services commissions	256	143	79.0
Insurance commissions	16	39	(59.0)
Trust income	143	144	(0.7)
Gain (loss) on sale of real estate	(227)	(274)	(17.2)
Income on bank-owned life insurance	51	249	(79.5)
Other income	50	130	(61.5)

	$1,745	1,845	(5.4)

Other operating expenses:
Advertising	$333	$457	(27.1)%
Automated services	1,481	1,380	7.3
Bankcard expense	550	564	(2.5)
Legal and professional fees	808	971	(16.8)
Postage	251	254	(1.2)
Stationery, printing and supplies	171	295	(42.0)
OREO expense	151	255	(40.8)
FDIC insurance	767	59	1,200.0
Other expense	1,576	1,493	5.6

	$6,088	$5,728	6.3

Asset Quality and Allowance for Credit losses
The Company’s allowance for credit losses is analyzed monthly by management. This analysis includes a methodology that segments the loan portfolio into homogeneous loan classifications and considers the current status of the portfolio, historical charge-off experience, current levels of delinquent, impaired and non-performing loans and their underlying collateral values, as well as economic and other risk factors. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology employed and other analytical measures in comparison to a group of peer banks. Management believes the allowance for credit losses is sufficient to absorb known risk in the portfolio. The Company, like many financial institutions, has recently and will likely continue to face a challenging credit environment in the coming months, as a result of the overall economic slowdown in the region and the nation. The majority of the Bank’s loan portfolio is comprised of loans secured by real estate, and is therefore subject to risk as a result of the weakening real estate market. No assurances can be given that future economic conditions will not adversely affect borrowers and result in increases in credit losses and non-performing asset levels.
At March 31, 2009, the allowance for credit losses was $41.0 million or 2.60% of loans outstanding compared to $35.8 million or 2.23% of loans outstanding at December 31, 2008, and $30.3 million or 1.96% of loans outstanding at March 31, 2008. At March 31, 2009, the allowance for credit losses was 0.68 times nonperforming loans compared to 0.91 times at December 31, 2008 and 1.63 times at March 31, 2008. Based on analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for credit losses to be adequate. Additional information regarding the allowance for credit losses is presented in the table headed “Asset Quality Analysis”, on the following page.
The provision for credit losses charged to operations for the three months ended March 31, 2009 totaled $8.5 million, compared to $459,000 for the three months ended March 31, 2008. Net charge-offs for the three months ended March 31, 2009 were $3.3 million, or 0.82% of average loans outstanding on an annualized basis, compared to net charge-offs of $519,000, or 0.14% of average loans outstanding on an annualized basis, for the three months ended March 31, 2008.
Nonperforming loans totaled $60.1 million at March 31, 2009, compared to $39.6 million at year end 2008 and $18.6 million at March 31, 2008. The increase from the 2008 year end and from the prior year is primarily driven by increases in non-accrual loans and, to a lesser extent, restructured loans. Real estate acquired in settlement of loans (“OREO”) was $12.3 million at March 31, 2009, $9.1 million at December 31, 2008, and $4.8 million at March 31, 2008. Restructured loans totaled $4.1 million at March 31, 2009, $250,000 at December 31, 2008, and $461,000 at March 31, 2008. Approximately $5.4 million was transferred from loans into OREO and approximately $3.0 million of such assets were disposed of during the first three months of 2009. A net loss of $227,000 has been recorded on disposition of OREO in the current year, compared to a net loss of $274,000 in the first quarter of 2008. The Company recorded $45,000 of writedowns of OREO during the first three months of 2009, compared to no writedowns in the first quarter of 2008. Total non-performing assets (comprised of nonaccrual loans, restructured loans and OREO) increased to $72.5 million, or 3.39% of total assets, at March 31, 2009, from $48.6 million, or 2.34% of total assets, at December 31, 2008 and $23.4 million, or 1.10% of total assets, a year ago.
During the second quarter of 2005, Prince George Court Holdings, Inc, a subsidiary of the Bank, acquired a partially completed residential condominium development project in Georgetown, South Carolina by means of a deed-in-lieu of foreclosure in satisfaction of a $3.4 million loan previously made to develop the project. Writedowns were recorded for $400,000 in 2005 and $1.0 million in 2006. In the first quarter of 2007, the Bank began to build out the project in preparation for future sale. In the fourth quarter of 2007, management decided to immediately make the property available for sale, while at the same time continuing to build out the project, and recorded an additional $2.0 million writedown. A further writedown of $1.3 million was recorded during the fourth quarter of 2008. As of March 31, 2009, the construction project is complete, two units have been sold and marketing of the remaining units continues. The property has a carrying value of approximately $3.9 million as of March 31, 2009.

	Three Months Ended	Year Ended	Three Months Ended
Asset Quality Analysis	March 31	December 31	March 31
(Dollars in thousands)	2009	2008	2008

Allowance for credit losses:
Beginning balance	$35,805	$30,370	$30,370
Provision for credit losses	8,518	25,262	459
Net charge-offs	(3,289)	(19,827)	(519)

Ending balance	$41,034	$35,805	$30,310

Nonperforming Assets:
Nonperforming loans:
Nonaccrual loans	$53,022	$38,029	$16,438
Restructured loans	4,078	250	461
Loans 90 days or more past due and still accruing	3,038	1,277	1,675

Total non-performing loans	60,138	39,556	18,574
Real estate acquired in settlement of loans	12,345	9,080	4,824

Total nonperforming assets	$72,483	$48,636	$23,398

Asset Quality Ratios:
Nonperforming loans to loans outstanding at end of period	3.82%	2.47%	1.20%
Nonperforming assets to total assets at end of period	3.39	2.34	1.10
Net charge-offs as a percentage of average loans outstanding during the period	0.82 *	1.26	0.14 *
Allowance for credit losses as a percentage of loans outstanding at end of period	2.60	2.23	1.96
Ratio of allowance for credit losses to nonperforming loans	0.68X	0.91X	1.63X

*	Denotes annualized
Income Taxes
The Company recorded a tax benefit of $2.9 million for the first quarter of 2009, compared to an income tax provision totaling $1.4 million for the first quarter of 2008. The change from a provision for the first quarter of 2008, compared to a benefit for the comparable period in 2009, is primarily the result of the change from a pre-tax profit in the first quarter of 2008 to a pre-tax loss in the comparable period in 2009. The Company’s effective tax rate was 45.0% for the three-month period ended March 31, 2009, compared to 31.2% for the first quarter of 2008. The change in the effective rate is primarily as a result of the change from a pre-tax profit in the first quarter of 2008 to a loss in the first quarter of 2009.
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
The Bank utilizes a computer-based interest rate risk simulation model. This comprehensive model includes rate sensitivity gap analysis, rate shock net interest income analysis, and present value of equity analysis, under various rate shock scenarios. The Bank uses this model to monitor interest rate risk on a quarterly basis and to detect trends that may affect the overall net interest income for the Bank. This simulation incorporates the dynamics of balance sheet and interest rate changes and calculates the related effect on net interest income. As a result, this analysis more accurately projects the risk to net interest income over the upcoming twelve-month period, compared to the traditional gap analysis. The Bank’s asset/liability policy provides guidance for levels of interest rate risk and potential remediations, if necessary, to mitigate excessive levels of risk. The modeling results indicate the Bank is subject to an acceptable level of interest rate risk within the given rate shock parameters. The Bank is asset sensitive based on the results of its simulation model, as well as actual experience, which means that falling interest rates could result in a reduced amount of net interest income. The Bank is not subject to other types of market risk, such as foreign currency exchange rate risk, commodity or equity price risk.
Liquidity Management
Liquidity management refers to the policies and practices that ensure the Bank has the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Bank’s customers. Deposit withdrawals, loan funding and general corporate activity create the primary needs for liquidity for the Bank. Liquidity is derived from sources such as deposit growth; maturity, calls or sales of investment securities; principal and interest payments on loans; access to borrowed funds or lines of credit; and profits.
During the first three months of 2009, the Company had net cash provided by operating activities of $1.7 million, unchanged from $1.7 million of net cash provided by operating activities in the first three months of 2008. The difference in cash flows resulting from the change from net income in the first quarter of 2008 to net loss in the first quarter of 2009 was offset by a substantial increase in loan loss provision from 2008 to 2009.
Net cash provided by investing activities for the first three months of 2009 was $10.6 million, compared to net cash used for investing activities in the first three months of 2008 of $56.4 million. This change is primarily attributable to a net decrease in loans to customers, as the Company recorded a decrease in loans made to customers of $28.1 million during the first quarter of 2009, compared to an increase of $59.0 million during the first quarter of 2008.

During the three months ended March 31, 2009, financing activities provided $63.2 million, compared to net cash provided by financing activities of $57.1 million during the same period of 2008. The change was primarily the result of a larger increase in deposits during the first quarter of 2009 than during the first quarter of 2008, partially offset by a decrease in other borrowings during the first quarter of 2009.
Cash and cash equivalents totaled $121.4 million at March 31, 2009, compared to $45.8 million at December 31, 2008 and $61.0 million at March 31, 2008.
The Bank also has unsecured overnight borrowing lines totaling $35.0 million available through correspondent bank relationships. These lines are used to manage the day-to-day, short-term liquidity needs of the Bank. Each overnight line has a requirement to repay the line in full on a frequent basis, typically within five to ten business days. The Bank also has established wholesale repurchase agreements with regional brokerage firms. The Bank can access this additional source of liquidity by pledging investment securities with the brokerage firms.
In addition to the above sources of liquidity, the Bank has borrowing capacity of approximately $310.2 million with the Federal Home Loan Bank. These borrowings are collateralized by FHLB stock, investment securities, qualifying 1 to 4 family residential mortgage loans, and qualifying commercial real estate loans. The Bank provides various reports to the FHLB on a regular basis to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the line of credit. The Bank also has $27.0 million of borrowing capacity through the Federal Reserve Bank System. The line with the Federal Reserve Bank is collateralized using investment securities owned by the Bank.
Capital Resources and Shareholders’ Equity
Pursuant to the U.S. Department of the Treasury (the “U.S. Treasury”) Capital Purchase Program (the “CPP”), on December 12, 2008, Bancorp issued and sold to the U.S. Treasury (i) 52,372 shares of Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 2,567,255 shares of Bancorp’s common stock, par value $5.00 per share, for an aggregate purchase price of $52,372,000 in cash. The Securities Purchase Agreement, dated December 12, 2008, pursuant to which the securities issued to the U.S. Treasury under the CPP were sold, restricts Bancorp, without the prior approval of the U.S. Treasury, from increasing dividends payable on its common stock from the last quarterly cash dividend per share ($0.05) declared on the common stock prior to October 14, 2008, limits Bancorp’s ability to repurchase shares of its common stock (with certain exceptions, including the repurchase of its common stock to offset share dilution from equity-based compensation awards), grants the holders of the Series A Preferred Stock, the Warrant and the common stock of Bancorp to be issued under the Warrant, certain registration rights, and subjects Bancorp to certain of the executive compensation limitations included in the EESA, the ARRA and related regulations.
Bancorp’s stock repurchase program was originally announced in November 1998. It was subsequently amended and extended in August 1999, May 2004 and May 2006. On October 17, 2007, the Board of Directors approved a further extension through May 31, 2009, and authorized Bancorp to repurchase up to 650,000 additional shares of Bancorp’s common stock under the extended program. Immediately prior to the most recent extension, 135,187 shares remained available under the program for repurchase by Bancorp. The stock repurchase program provides that Bancorp may repurchase its common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. Notwithstanding the stock repurchase program, Bancorp’s participation in the CPP limits Bancorp’s ability to repurchase its common stock, except with the prior approval of the U.S. Treasury.
Bancorp did not repurchase any shares under the stock repurchase program during the first quarter of 2009.
Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Commissioner of Banks in North Carolina, the Federal Reserve and the FDIC, which are the primary banking regulatory agencies for the Bank and the Company, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines.
As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of March 31, 2009.

	Regulatory Capital
	Well	Adequately
	Capitalized	Capitalized	Company	Bank

Total Capital	10.0%	8.0%	12.24%	11.59%
Tier 1 Capital	6.0	4.0	10.97	10.32
Leverage Capital	5.0	4.0	9.10	8.57
The Company holds $10.0 million of the $52.4 million received from the U.S. Treasury under the CPP, which may be invested in the Bank to increase the Bank’s total risk based capital ratio from the present level of 11.59%.
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
The Company has not experienced any material changes in interest rate risk since the end of the fiscal year ended December 31, 2008.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
The Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of March 31, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.
Changes in internal control over financial reporting
There have been no changes to the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There have been no material changes to the Company’s Risk Factors as previously disclosed in Bancorp’s 2008 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities during the first quarter of 2009 which were not registered under the Securities Act of 1933, as amended. The Company did not repurchase any of its equity securities during the first quarter of 2009.
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

3.3	Amended and Restated Bylaws adopted by the Board of Directors on August 17, 2004 and amended on July 23, 2008 (with identified Bylaw approved by the shareholders).

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

10.39
Employment and Change of Control Agreement with Ramsey K. Hamadi, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on March 30, 2009 (SEC File No. 000-11448).

10.40	Promissory Note by Ramsey K. Hamadi in favor of the Bank (SEC File No. 000-11448).

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009	NEWBRIDGE BANCORP (Registrant)
	By:	/s/ Ramsey K. Hamadi
		Name:	Ramsey K. Hamadi
		Title:	Executive Vice President and Chief Financial Officer (Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.3	Amended and Restated Bylaws adopted by the Board of Directors on August 17, 2004 and amended on July 23, 2008 (with identified Bylaw approved by the shareholders).

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.