Form 10-Q
period 2009-06-30
NEWBRIDGE BANCORP
filed 2009-08-07
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended:
June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
At August 4, 2009, 15,655,868 shares of the registrant’s common stock were outstanding.

NEWBRIDGE BANCORP
FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
NewBridge Bancorp and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30	December 31
	2009	2008
	(Unaudited)

Assets
Cash and due from banks	$38,140	$32,993
Interest-bearing bank balances	60,646	12,824
Federal funds sold	25,648	42,043
Investment securities:
Held to maturity, market value $26,115 at June 30, 2009 and $27,269 at December 31, 2008	25,817	27,037
Available for sale	289,182	261,535
Loans held for sale	1,067	937
Loans	1,525,483	1,603,588
Less allowance for credit losses	(44,104)	(35,805)

Net loans	1,482,446	1,568,720
Premises and equipment	43,254	45,253
Real estate acquired in settlement of loans	16,029	9,080
Other assets	84,135	79,142

Total assets	$2,065,297	$2,078,627

Liabilities
Deposits:
Non-interest bearing	$160,827	$149,583
Savings, NOW and money market accounts	622,857	613,732
Certificates of deposit	877,770	900,148

Total deposits	1,661,454	1,663,463
Borrowings from the Federal Home Loan Bank	140,700	139,000
Other borrowings	71,993	76,815
Accrued expenses and other liabilities	23,902	20,113

Total liabilities	1,898,049	1,899,391

Shareholders’ Equity
Preferred stock, par value $.01 per share:
Authorized 10,000,000 shares; issued and outstanding (liquidation preference $1,000 per share) – 52,372 at June 30, 2009 and at December 31, 2008	51,041	50,891
Common stock, par value $5 per share:
Authorized 50,000,000 shares; issued and outstanding – 15,655,868 at June 30, 2009 and at December 31, 2008	78,279	78,279
Paid-in capital	86,911	86,852
Directors’ deferred compensation plan	(634)	(650)
Retained earnings (deficit)	(45,376)	(34,427)
Accumulated other comprehensive loss	(2,973)	(1,709)

Total shareholders’ equity	167,248	179,236

Total liabilities and shareholders’ equity	$2,065,297	$2,078,627

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Income
(Unaudited; dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Interest Income
Interest and fees on loans	$21,174	$25,288	$43,254	$52,294
Interest on investment securities:
Taxable	2,242	3,173	4,271	6,857
Tax exempt	1,210	1,210	2,405	2,328
Interest-bearing bank balances	52	64	85	149
Federal funds sold	47	8	80	32

Total interest income	24,725	29,743	50,095	61,660

Interest Expense
Deposits	9,010	10,845	18,578	23,022
Borrowings from the Federal Home Loan Bank	1,189	1,556	2,343	2,985
Other borrowings	657	879	1,329	1,918

Total interest expense	10,856	13,280	22,250	27,925

Net interest income	13,869	16,463	27,845	33,735
Provision for credit losses	10,853	5,567	19,371	6,026

Net interest income after provision for credit losses	3,016	10,896	8,474	27,709

Noninterest Income
Service charges on deposit accounts	2,162	2,247	4,237	4,443
Gain on sales of mortgage loans	190	102	384	242
Gain on sales of investment securities	—	2,104	—	2,475
Other operating income	2,374	2,349	4,119	4,191

Total noninterest income	4,726	6,802	8,740	11,351

Noninterest Expense
Personnel	7,867	9,215	15,321	18,190
Occupancy	1,182	1,095	2,315	2,257
Furniture and equipment	1,248	1,021	2,556	2,168
FDIC insurance	2,138	59	2,905	118
Other operating	5,658	5,913	10,979	11,557

Total noninterest expense	18,093	17,303	34,076	34,290

Income (loss) before income taxes	(10,351)	395	(16,862)	4,770
Income taxes	(4,440)	135	(7,372)	1,500

Net Income (Loss)	(5,911)	260	(9,490)	3,270
Dividends and accretion on preferred stock	(729)	—	(1,459)	—

Net Income (Loss) available to common shareholders	$(6,640)	$260	$(10,949)	$3,270

Earnings (loss) per share:
Basic	$(0.42)	$0.02	$(0.70)	$0.21
Diluted	$(0.42)	$0.02	$(0.70)	$0.21

Weighted average shares outstanding:
Basic	15,655,868	15,655,868	15,655,868	15,671,656
Diluted	15,655,868	15,720,286	15,655,868	15,727,854
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Six months ended June 30, 2009 and 2008
(Unaudited; Dollars in thousands)

					Directors’		Accumulated
					Deferred	Retained	Other	Total
	Preferred	Common Stock		Paid-in	Compensation	Earnings	Comprehensive	Shareholders’
	Stock	Shares	Amount	Capital	Plan	(Deficit)	Income (Loss)	Equity

Balances at December 31, 2007	$—	15,694,068	$78,470	$85,412	$(1,301)	$28,751	$1,821	$193,153
Net Income						3,270		3,270
Change in unrealized gain on securities available for sale, net of deferred income taxes							(3,723)	(3,723)
Comprehensive income (loss)								(453)
Cash dividends declared on common stock						(5,339)		(5,339)
Stock-based compensation expense				53				53
Common stock acquired		(38,200)	(191)	(150)	660			319

Balances at June 30, 2008	$—	15,655,868	$78,279	$85,315	$(641)	$26,682	$(1,902)	$187,733

Balances at December 31, 2008	$50,891	15,655,868	$78,279	$86,852	$(650)	$(34,427)	$(1,709)	$179,236
Net Loss						(9,490)		(9,490)
Change in unrealized loss on securities available for sale, net of deferred income taxes							(1,264)	(1,264)
Comprehensive income (loss)								(10,754)
Dividends and accretion on preferred stock	150					(1,459)		(1,309)
Stock-based compensation expense				59				59
Common stock distributed					16			16

Balances at June 30, 2009	$51,041	15,655,868	$78,279	$86,911	$(634)	$(45,376)	$(2,973)	$167,248

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

	Six Months Ended
	June 30
	2009	2008

Cash Flow from operating activities
Net (Loss) Income	$(9,490)	$3,270
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,714	2,681
(Increase) decrease in income tax assets	(7,372)	(2,427)
(Increase) decrease in income earned but not received	199	2,827
Increase (decrease) in interest accrued but not paid	(372)	(1,046)
Net (increase) decrease in other assets	1,457	1,184
Net increase (decrease) in other liabilities	3,964	2,046
Provision for credit losses	19,371	6,026
Gain on sale of loans held for sale	(384)	(242)
Loss on sale of premises, equipment and real estate acquired in settlement of loans	293	428
Stock based compensation	59	53

Net cash provided by operating activities	11,439	14,800

Cash Flow from investing activities
Purchases of securities available for sale	(68,213)	(74,951)
Proceeds from maturities of securities available for sale	40,625	146,915
Originations of loans held for sale	(52,988)	(34,980)
Proceeds from sales of loans held for sale	53,242	37,182
Net decrease (increase) in loans made to customers	56,074	(95,471)
Proceeds from sale of premises, equipment and real estate acquired in settlement of loans	4,066	2,603
Expenditures for improvements to real estate acquired in settlement of loans	(1,028)	(874)
Purchases of premises and equipment	(416)	(3,700)
Net decrease in federal funds sold	16,395	783

Net cash provided by (used for) investing activities	47,757	(22,493)

Cash Flow from financing activities
Net increase in demand deposits, NOW, money market and savings accounts	20,369	5,059
Net increase (decrease) in time deposits	(22,378)	45,056
Net (decrease) increase in other borrowings	(4,822)	(22,647)
Net increase (decrease) in borrowings from Federal Home Loan Bank	1,700	(15,000)
Dividends paid	(1,113)	(5,339)
Common stock distributed (acquired)	17	319

Net cash provided by (used for) financing activities	(6,227)	7,448

Increase in cash and cash equivalents	52,969	(245)
Cash and cash equivalents at the beginning of the period	45,817	58,689

Cash and cash equivalents at the end of the period	$98,786	$58,444

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited; dollars in thousands)

	Six Months Ended
	June 30
	2009	2008

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$22,622	$28,971
Income Taxes	—	3,500

Supplemental disclosures of noncash transactions
Transfer of loans to real estate acquired in settlement of loans	$10,275	$3,843
Accretion on preferred stock	150	—
Dividends accrued but unpaid	194	—
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	(2,229)	(5,946)
Change in deferred income taxes	965	2,223
Change in shareholders’ equity	1,264	3,723
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and provisions for credit losses considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
NewBridge Bancorp (“Bancorp” or the “Company”) is a bank holding company incorporated under the laws of North Carolina (“NC”) and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Bancorp’s principal asset is stock of its banking subsidiary, NewBridge Bank (the “Bank”), a NC chartered non-member bank. Accordingly, throughout this Quarterly Report on Form 10-Q, there are frequent references to the Bank.
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
In addition, as of June 30, 2009, the Bank also operated three active non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. (“Peoples Finance”), LSB Properties, Inc. (“LSB Properties”) and Prince George Court Holdings, Inc. (“Prince George”). Peoples Finance is a state licensed finance company. As a finance company, Peoples Finance offers secured and unsecured loans to individuals up to a maximum of $30,000 secured, and $10,000 unsecured, as well as dealer originated loans. The Company announced during the second quarter of 2008 that Peoples Finance will no longer proactively solicit new loans to the Bank’s loan portfolio. As of June 30, 2009, Peoples Finance had approximately $4.5 million of loans outstanding. LSB Properties owns the majority of real estate acquired in settlement of loans of the Bank, while Prince George owns a condominium project in Georgetown, South Carolina, acquired through a deed-in-lieu of foreclosure, as described in greater detail in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Asset Quality and Allowance for Credit Losses”.
Bancorp has one non-bank subsidiary, FNB Financial Services Capital Trust I (“FNB Trust”), a Delaware statutory trust, formed to facilitate the issuance of trust preferred securities. FNB Trust is not consolidated in Bancorp’s financial statements.
The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2009 (SEC File No. 000-11448) (the “Annual Report”). This Quarterly Report should be read in conjunction with the Annual Report.
Certain items for 2008 have been reclassified to conform to the 2009 presentation. Such reclassifications had no effect on net income or shareholders’ equity as previously reported.

Note 2 — Net Income Per Share
Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options and restricted stock grants were exercised, resulting in the issuance of common stock sharing in the net income of the Company. For the three months ended June 30, 2009 and 2008, there were 3,402,477 options and 745,748 options, respectively, which were antidilutive since the exercise price exceeded the average market price for the period. For the six months ended June 30, 2009 and 2008, there were 3,406,096 options and 744,542 options, respectively, which were antidilutive.
A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Weighted average number of common shares used in computing basic net income per share	15,655,868	15,655,868	15,655,868	15,671,656
Effect of dilutive stock options and restricted stock grants	—	64,418	—	56,198

Diluted weighted average common shares outstanding	15,655,868	15,720,286	15,655,868	15,727,854

Note 3 — Investment Securities
Investment securities consist of the following (in thousands):

	June 30, 2009 – Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State and municipal obligations	$25,817	$433	$(135)	$26,115

	June 30, 2009 – Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency securities	$51,618	$874	$(11)	$52,481
Mortgage backed securities	89,335	3,726	(58)	93,003
Collateralized mortgage obligations	1,831	—	—	1,831
State and municipal obligations	86,183	821	(3,286)	83,718
Corporate bonds	40,855	219	(294)	40,780
Federal Home Loan Bank stock	11,190	—	—	11,190
Other equity securities	5,775	684	(280)	6,179

Total	$286,787	$6,324	$(3,929)	$289,182

	December 31, 2008 – Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State and municipal obligations	$27,037	$444	$(212)	$27,269

	December 31, 2008 – Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency securities	$56,622	$1,332	$—	$57,954
Mortgage backed securities	97,843	4,199	—	102,042
State and municipal obligations	88,590	1,064	(2,011)	87,643
Federal Home Loan Bank stock	9,867	—	—	9,867
Other equity securities	3,775	570	(316)	4,029

Total	$256,697	$7,165	$(2,327)	$261,535

The following is a schedule of securities in a loss position as of June 30, 2009 (in thousands):

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency obligations	$5,988	$(11)	$—	$—	$5,988	$(11)
Mortgage backed securities	2,041	(58)	—	—	2,041	(58)
State and municipal obligations	20,764	(581)	31,806	(2,840)	52,570	(3,421)
Corporate bonds	28,774	(294)	—	—	28,774	(294)
Other equity securities	560	(279)	—	—	560	(279)

Total securities	$58,127	$(1,223)	$31,806	$(2,840)	$89,933	$(4,063)

Investment securities with an amortized cost of $183,561,000 and $187,275,000, as of June 30, 2009, and December 31, 2008, respectively, were pledged to secure public deposits and for other purposes. The Bank has obtained $50,000,000 in irrevocable letters of credit, which are used in lieu of securities to pledge against public deposits.
The Company did not sell any investment securities during the six months ended June 30, 2009. Investment securities with a book value of $138,341,000 were sold during the six months ended June 30, 2008 to reposition the investment portfolio. The Company recognized a gain of $2,104,000 on the sale of those securities. In addition, during the six months ended June 30, 2008, the Company recognized a gain of $370,000 from the sale of securities from the mandatory redemption of shares upon VISA Inc.’s initial public offering of stock, as described in Management’s Discussion and Analysis of Financial Condition.
Note 4 — Loans and Allowance for Credit Loss
A summary of consolidated loans follows (in thousands):

	June 30	December 31
	2009	2008

Commercial	$588,711	$617,591
Real estate – construction	220,249	218,741
Real estate – mortgage	618,197	631,792
Installment loans to individuals	86,104	122,412
Other	12,222	13,052

Total loans	1,525,483	1,603,588
Loans held for sale	1,067	937

Total loans and loans held for sale	$1,526,550	$1,604,525

Nonperforming assets are summarized as follows (in thousands):

	June 30	December 31
	2009	2008

Nonaccrual loans	$56,211	$38,029
Restructured loans	4,062	250
Accruing loans which are contractually past due 90 days or more	3,754	1,277

Total nonperforming loans	64,027	39,556
Real estate acquired in settlement of loans	16,029	9,080

Total nonperforming assets	$80,056	$48,636

Nonperforming loans to loans outstanding at end of period	4.20%	2.47%
Nonperforming assets to total assets at end of period	3.88%	2.34%
Impaired loans and related information are summarized in the following tables (in thousands):

	June 30	December 31
	2009	2008

Loans specifically identified as impaired
Commercial and real estate	$105,300	$84,421
Consumer	8,044	6,625

Total	$113,344	$91,046

Allowance for credit losses associated with impaired loans	$20,347	$12,768

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Average balances of impaired loans	$106,181	$57,764	$99,283	$42,034

Interest income recorded for impaired loans	$760	$720	$1,536	$1,323

The Bank’s policy for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Bank generally considers loans 90 days or more past due and all nonaccrual loans to be impaired.
An analysis of the changes in the allowance for credit losses follows (in thousands):

	Six Months Ended
	June 30
	2009	2008

Balance, beginning of period	$35,805	$30,370
Provision for credit losses	19,371	6,026
Net charge-offs	(11,072)	(5,115)

Balance, end of period	$44,104	$31,281

Loans totaling $1,067,000 and $937,000, as of June 30, 2009 and December 31, 2008, respectively, were held for sale, and stated at the lower of cost or market on an individual basis.

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
In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delayed until the first quarter of 2009 the effective date of SFAS 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date for SFAS 157 for these nonfinancial assets and liabilities was further delayed until the second quarter of 2009 as a result of the issuance of FSP FAS 107-1 and APB 28-1, as described below. The adoption of FSP 157-2 did not result in any material effect on the Company’s financial position or operating results. The Company reports fair value on a limited basis, most notably for available for sale investment securities and mortgage loans held for sale. However, impairment, which could result in reporting at fair value, is considered for other purposes, including impaired loans and other than temporary impairment on held to maturity investment securities. The fair value for such impaired assets is measured on a non-recurring basis.
The Company’s nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP 157-2 include core deposit intangibles and real estate acquired in settlement of loans, which primarily represents collateral that is received in satisfaction of troubled loans. The adoption of SFAS 157 for these nonfinancial assets and liabilities did not have a material impact on the Company’s financial position or operating results.
In October 2008, the FASB issued FSP 157-3, which clarifies the application of SFAS 157 in a market that is not active. The Company adopted FSP 157-3 upon issuance. The adoption of this Staff Position did not have a material impact on the Company’s financial position or operating results.
In April 2009, the FASB issued three related Staff Positions to (1) clarify the application of SFAS 157 to fair value measurements in the current economic environment, (2) modify the recognition of other-than-temporary impairments of debt securities, and (3) require companies to disclose the fair values of financial instruments in interim periods. The Company adopted these Staff Positions effective with the period ending June 30, 2009. None of the Staff Positions had a significant impact on financial condition or results of operations, but each is described in more detail below.
FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also provides guidance on identifying circumstances that indicate a transaction is not orderly. The Staff Position emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale), between market participations at the measurement date under current market conditions.

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
The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):
June 30, 2009 — Assets measured at fair value, recurring

	Quoted prices in active	Significant other	Significant
	markets for identical assets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$205,464	$83,718	—
Mortgage servicing rights	—	—	27
Core deposit intangible	—	—	5,615
Real estate acquired in settlement of loans	—	—	16,029
Mortgage loans held for sale	—	1,067	—

Total	$205,464	$84,785	$21,671

The table below presents the assets measured at fair value on a non-recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):
June 30, 2009 — Assets measured at fair value, non-recurring

	Quoted prices in active	Significant other	Significant
	markets for identical assets	observable inputs	unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	—	—	$92,997

Total	—	—	$92,997

The Company has adopted SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB 115” (“SFAS 159”). SFAS 159 permits entities to elect to report eligible financial instruments at fair value subject to conditions stated in the pronouncement including adoption of SFAS 157 discussed above. The purpose of SFAS 159 is to improve financial reporting by mitigating volatility in earnings related to current reporting requirements. The Company adopted SFAS 159 effective January 1, 2008 and did not elect the fair value option for any asset or liability.
The Company has also adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated and the nature and estimated financial effects of certain subsequent events. The Company adopted SFAS 165 effective June 30, 2009. The adoption of SFAS 165 did not result in any material effect on the Company’s financial position or operating results.
Note 6 — Stock Compensation Plans
The Company recorded $29,000 and $28,000 of total stock-based compensation expense for the three-month periods ended June 30, 2009 and June 30, 2008, respectively and $59,000 and $53,000 of total stock-based compensation expense for the six-month periods ended June 30, 2009 and June 30, 2008, respectively, pursuant to the provisions of SFAS 123(R). The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related options and restricted stock grants and is reported under personnel expense. This expense had an immaterial impact on the Company’s reported cash flows. As of June 30, 2009, there was $291,000 of total unrecognized stock-based compensation expense. This expense will be fully recognized by March of 2013.
For purposes of determining estimated fair value under SFAS 123(R), the Company has computed the estimated fair values of all stock-based compensation using the Black-Scholes option pricing model and, for stock options and restricted stock grants granted prior to December 31, 2008, has applied the assumptions set forth in the Annual Report. During the first six months of 2009, no stock options or restricted stock grants were granted to employees.
Note 7 — U.S. Treasury Capital Purchase Program
Pursuant to the U.S. Department of the Treasury (the “U.S. Treasury”) Capital Purchase Program (the “CPP”), on December 12, 2008, Bancorp issued and sold to the U.S. Treasury (i) 52,372 shares of Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 2,567,255 shares of Bancorp’s common stock at an exercise price of $3.06 per share, representing an aggregate market price of approximately $7.9 million, for an aggregate purchase price of $52,372,000 in cash. The Warrant may be exercised by the U.S. Treasury at any time before it expires on December 12, 2018. The Series A Preferred Stock can be redeemed in the first three years with the proceeds from the issuance of certain qualifying Tier 1 capital or after three years with any funds. The carrying value of the Warrant of $1,497,000 was estimated on the date of the grant using the Black-Scholes option-pricing model. The Series A Preferred Stock pays cumulative dividends of five percent for the first five years and nine percent thereafter, unless Bancorp redeems the shares.
Note 8 — Subsequent Events
In accordance with SFAS 165 the Company has evaluated subsequent events through August 7, 2009, and has determined that there are no subsequent events that would have a material effect on the Company’s financial position or operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operations during the time periods presented as required by Item 303 of Regulation S-K for NewBridge Bancorp (“Bancorp” or the “Company”) and its wholly-owned subsidiary NewBridge Bank (the “Bank”).
The consolidated financial statements also include the accounts and results of operations of the Bank’s wholly-owned subsidiaries. This discussion and analysis is intended to complement the unaudited financial statements, notes and supplemental financial data in this Quarterly Report on Form 10-Q, and should be read in conjunction therewith.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of Bancorp including but not limited to Bancorp’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation: (1) in October of 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law, followed in February 2009 by the American Recovery and Reinvestment Act of 2009 (the “ARRA”). In addition, the U.S. Department of the Treasury (the “U.S. Treasury”) and federal banking regulators are implementing a number of programs to address capital and liquidity issues in the banking system, all of which may have significant effects on Bancorp and the banking industry, the exact nature and extent of which cannot be determined at this time; (2) the strength of the United States economy generally, and the strength of the local economies in which Bancorp conducts operations, may be different than expected, resulting in, among other things, a continued deterioration in credit quality, including the resultant effect on Bancorp’s loan portfolio and allowance for credit losses; (3) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”); (4) inflation, deflation, interest rate, market and monetary fluctuations; (5) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate and market liquidity conditions) and the impact of such conditions on Bancorp’s capital markets and capital management activities; (6) the timely development of competitive new products and services by Bancorp and the acceptance of these products and services by new and existing customers; (7) the willingness of customers to accept third party products marketed by Bancorp; (8) the willingness of customers to substitute competitors’ products and services for Bancorp’s products and services and vice versa; (9) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking and securities); (10) technological changes; (11) changes in consumer spending and saving habits; (12) the effect of corporate restructurings, acquisitions and/or dispositions, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (13) the current stresses in the financial and real estate markets, including possible continued deterioration in property values; (14) unanticipated regulatory or judicial proceedings; (15) the impact of changes in accounting policies by the Securities and Exchange Commission (the “SEC”); (16) adverse changes in financial performance and/or condition of Bancorp’s borrowers which could impact repayment of such borrowers’ outstanding loans; and (17) Bancorp’s success at managing the risks involved in the foregoing. Bancorp cautions that the foregoing list of important factors is not exhaustive. See also those risk factors identified in the section headed “Risk Factors”, beginning on page 14 of Bancorp’s Annual Report on Form 10-K for the fiscal year ended

December 31, 2008, filed with the SEC on March 16, 2009 (the “Annual Report”). Bancorp undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time by or on behalf of Bancorp.
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
Commercial banking in North Carolina and Virginia (“VA”) is extremely competitive, due in large part to intrastate and interstate branching laws. Currently, many of the Company’s competitors are significantly larger and have greater resources. The Company encounters competition from a number of sources, including bank holding companies, financial holding companies, commercial banks, thrift institutions, credit unions and other financial institutions and financial intermediaries. The Company competes in its market areas with some of the largest banking organizations in the Southeast and nationally, several of which have numerous branches in NC and VA. The Company’s competition is not limited to financial institutions based in NC and VA. The enactment of federal legislation authorizing nationwide interstate banking has greatly increased the size and financial resources of some of the Company’s competitors. Consequently, many of its competitors have substantially higher lending limits due to their greater total capitalization, and some may perform functions for their customers that the Company generally does not offer. The Company primarily relies on providing quality products and services at a competitive price within its market areas. As a result of interstate banking legislation, the Company’s market is open to future penetration by banks located in other states, provided that the other states also permit de novo branching and acquisitions by NC and VA banking institutions, thereby increasing competition.
The following discussion and analysis is presented on a consolidated basis and focuses on the major components of the Company’s operations and significant changes in its results of operations for the periods presented. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Annual Report.

Application of Critical Accounting Policies
The accounting and reporting policies of the Company and its subsidiary comply with accounting principles generally accepted in the United States and conform to standards within the banking industry. The preparation of the financial information contained in this Quarterly Report on Form 10-Q requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s management evaluates these estimates on an ongoing basis. The following is a summary of the policy regarding the allowance for credit losses, one of the most complex and subjective accounting policies of the Company.
The allowance for credit losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management’s best estimate of probable credit losses incurred as of the balance sheet date. The Company’s allowance for credit losses is analyzed monthly by management. This analysis includes a methodology that separates the total loan portfolio into loans deemed impaired and homogeneous loan classifications for purposes of evaluating risk, as well as analysis of certain individually identified loans. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information to make evaluations, future adjustments may be needed if economic or other conditions differ substantially from the assumptions used.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Net Interest Income
The primary source of earnings for the Bank is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.
Net interest income for the second quarter of 2009, on a taxable equivalent basis, was $14.4 million, a decrease of $2.5 million or 15.2%, from $16.9 million for the second quarter of 2008. This was primarily due to a decline in net interest margin. The taxable-equivalent net interest margin for the second quarter of 2009 decreased to 2.91%, compared to 3.52% for the same period of 2008, a decline of 61 basis points. The decline in net interest margin is due, in part, to irrational deposit pricing that occurred in the Bank’s markets last fall, as a number of financial institutions entered a period of liquidity crisis. The average yield on earning assets during the second quarter of 2009 was 117 basis points lower than the average yield on earning assets during the comparable period in 2008, while the average rate on interest-bearing liabilities decreased by 61 basis points during the same time period, which resulted in a decrease in the interest rate spread in the second quarter of 2009 of 56 basis points compared to the second quarter of 2008. During the last two quarters of 2009, approximately $652 million of time deposits will mature and reprice from a current weighted average interest rate of 3.45%.
Average earning assets in the second quarter of 2009 increased $48.0 million, or 2.5%, to $1.98 billion, compared to $1.93 billion in the second quarter of 2008. Average interest-bearing liabilities for the second quarter of 2009 increased $24.5 million, or 1.4%, to $1.75 billion, compared to $1.73 billion for the second quarter of 2008. The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three months ended June 30, 2009 and 2008.

(Fully taxable equivalent basis1, in thousands)

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans receivable[2]	$1,552,215	$21,174	5.47%	$1,566,968	$25,288	6.47%
Taxable securities	193,241	2,242	4.65	226,503	3,030	5.38
Tax exempt securities	110,900	1,700	6.15	116,901	1,641	5.65
Equity securities	11,190	—	0.00	11,473	164	5.75
Interest-bearing bank balances	80,825	52	0.26	5,624	76	5.44
Federal funds sold	28,797	47	0.65	1,705	8	1.89

Total earning assets	1,977,168	25,215	5.11	1,929,174	30,207	6.28

Non-earning assets:
Cash and due from banks	30,062			40,298
Premises and equipment	43,929			45,342
Other assets	95,210			122,574
Allowance for credit losses	(40,802)			(31,046)

Total assets	$2,105,567	$25,215		$2,106,342	$30,207

Interest-bearing liabilities:
Savings deposits	$41,133	$10	0.10%	$42,357	$16	0.15%
NOW deposits	180,241	128	0.28	167,952	166	0.40
Money market deposits	395,768	1,142	1.16	437,839	2,288	2.10
Time deposits	909,300	7,730	3.41	811,557	8,375	4.15
Other borrowings	72,064	657	3.66	93,568	879	3.78
Borrowings from Federal Home Loan Bank	153,667	1,189	3.10	174,396	1,556	3.59

Total interest-bearing liabilities	1,752,173	10,856	2.48	1,727,669	13,280	3.09

Other liabilities and shareholders’ equity:
Demand deposits	158,709			168,535
Other liabilities	22,207			15,256
Shareholders’ equity	172,478			194,882

Total liabilities and shareholders’ equity	$2,105,567	10,856		$2,106,342	13,280

Net interest income and net interest margin[3]		$14,359	2.91%		$16,927	3.52%

Interest rate spread[4]			2.63%			3.19%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $490 for 2009 and $464 for 2008.

[2]	The average loans receivable balances include non-accruing loans. Amortization of loan fees, net of deferred costs, of $333 and $833 for the three months ended June 30, 2009 and 2008, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense
In the second quarter of 2009, noninterest income decreased to $4.7 million, from $6.8 million during the same period in 2008. Noninterest income in the second quarter of 2008 included $2.1 million of gains on the sale of investment securities that were sold to rebalance the investment portfolio. Service charge income was essentially unchanged at $2.2 million in the second quarter of 2009 and the second quarter of 2008. Income on bank-owned life insurance decreased to $150,000 in the second quarter of 2009 from $280,000 in the second quarter of 2008.
In the second quarter of 2009, noninterest expense increased to $18.1 million from $17.3 million in the second quarter of 2008. Insurance premiums to the Federal Deposit Insurance Corporation (the “FDIC”) increased to $2.1 million in the second quarter of 2009 from $59,000 in the second quarter of 2008, as a result of a special one-time assessment of $970,000 and an increase in risk-based assessment rates, as well as the expiration of a one-time credit issued by the FDIC. Personnel expense decreased to $7.9 million in the second quarter of 2009 from $9.2 million in the second quarter of 2008, a decrease of 14.6%, primarily as a result of a reduction in the number of employees.
The following table presents the details of Other Operating Income and Expenses.
Other Operating Income and Expenses (dollars in thousands)

	Three Months Ended
	June 30,		Percentage
	2009	2008	Variance

Other operating income:
Bankcard income	$630	$679	(7.2)%
Fee income	993	768	29.3
Investment services commissions	265	256	3.5
Insurance commissions	16	81	(80.2)
Trust income	137	139	(1.4)
Gain (loss) on sale of real estate	(6)	(28)	78.6
Income on bank-owned life insurance	150	280	(46.4)
Other income	189	174	8.6

	$2,374	2,349	1.1

Other operating expenses:
Advertising	$266	$451	(41.0)%
Automated services	1,462	1,514	(3.4)
Bankcard expense	630	616	2.3
Legal and professional fees	878	1,210	(27.4)
Postage	207	255	(18.8)
Stationery, printing and supplies	211	274	(23.0)
OREO expense	200	216	(7.4)
Other expense	1,804	1,377	31.0

	$5,658	$5,913	(4.3)

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Net Interest Income
Net interest income for the first six months of 2009, on a taxable equivalent basis, was $28.8 million, a decrease of $5.8 million or 16.6%, from $34.6 million for the first six months of 2008. This was primarily due a decline in net interest margin. The taxable-equivalent net interest margin for the first six months of 2009 decreased to 2.94%, compared to 3.65% for the same period in 2008, a decline of 71 basis points. In the first six months of 2009, the average yield on earning assets decreased by 141 basis points from the first six months of 2008, while the average rate on interest-bearing liabilities decreased by 74 basis points during the same time period. This resulted in a decrease in the interest rate spread in the first six months of 2009 of 67 basis points compared to the same period of 2008.
Average earning assets in the first six months of 2009 increased $69.8 million, or 3.7%, to $1.98 billion, compared to $1.91 billion in the first six months of 2008. Average interest-bearing liabilities for the first six months of 2009 increased $48.9 million, or 2.9%, to $1.76 billion, compared to $1.71 billion for the first six months of 2008. The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the six months ended June 30, 2009 and 2008.

(Fully taxable equivalent basis1, in thousands)

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans receivable[2]	$1,574,540	$43,254	5.54%	$1,539,849	$52,294	6.85%
Taxable securities	181,882	4,271	4.74	236,179	6,552	5.58
Tax exempt securities	111,843	3,375	6.09	113,645	3,180	5.13
Equity securities	11,147	4	0.07	10,470	304	5.91
Interest-bearing bank balances	64,195	81	0.25	5,756	147	5.53
Federal funds sold	34,353	81	0.48	2,227	32	5.20

Total earning assets	1,977,960	51,066	5.20	1,908,126	62,509	6.61

Non-earning assets:
Cash and due from banks	31,774			45,094
Premises and equipment	44,429			45,088
Other assets	93,579			122,270
Allowance for credit losses	(38,920)			(30,593)

Total assets	$2,108,822	$51,066		$2,089,985	$62,509

Interest-bearing liabilities:
Savings deposits	$40,806	$20	0.10%	$42,040	$36	0.17%
NOW deposits	178,421	274	0.31	169,791	422	0.50
Money market deposits	396,737	2,526	1.28	438,629	5,524	2.53
Time deposits	907,533	15,758	3.50	813,031	17,040	4.21
Other borrowings	74,121	1,329	3.62	92,820	1,918	4.16
Borrowings from Federal Home Loan Bank	160,003	2,343	2.95	152,420	2,985	3.94

Total interest-bearing liabilities	1,757,621	22,250	2.55	1,708,731	27,925	3.29

Other liabilities and shareholders’ equity:
Demand deposits	156,791			168,833
Other liabilities	21,003			17,303
Shareholders’ equity	173,407			195,118

Total liabilities and shareholders’ equity	$2,108,822	22,250		$2,089,985	27,925

Net interest income and net interest margin[3]		$28,816	2.94%		$34,584	3.65%

Interest rate spread[4]			2.65%			3.32%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $971 for 2009 and $849 for 2008.

[2]	The average loans receivable balances include non-accruing loans. Amortization of loan fees, net of deferred costs, of $811 and $1,593 for the six months ended June 30, 2009 and 2008, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense
In the first six months of 2009, noninterest income decreased to $8.7 million, from $11.4 million during the same period in 2008. Noninterest income in the first six months of 2008 included gains from the sales of investment securities of $2.1 million, as well as $370,000 of gain on the sales of securities from the mandatory redemption of shares upon VISA Inc.’s initial public offering of stock. Service charge income decreased to $4.2 million in the first six months of 2009 from $4.4 million in the first six months of 2008. In addition, income on bank-owned life insurance decreased to $201,000 in the first six months of 2009 from $529,000 in the first six months of 2008.
In the first six months of 2009, noninterest expense decreased to $34.1 million from $34.3 million in the first six months of 2008. FDIC insurance premiums increased to $2.9 million in the first six months of 2009 from $118,000 in the comparable period of 2008, as a result of a special one-time assessment of $970,000 and an increase in risk-based assessment rates, as well as the expiration of a one-time credit issued by the FDIC. Personnel expense decreased to $15.3 million in the first six months of 2009 from $18.2 million in the first six months of 2008 as a result of a reduction in the number of employees.
The following table presents the details of Other Operating Income and Expenses.
Other Operating Income and Expenses (dollars in thousands)

	Six Months Ended
	June 30,		Percentage
	2009	2008	Variance

Other operating income:
Bankcard income	$1,191	$1,303	(8.6)%
Fee income	1,888	1,558	21.2
Investment services commissions	521	399	30.6
Insurance commissions	33	120	(72.5)
Trust income	280	283	(1.1)
Gain (loss) on sale of real estate	(234)	(302)	22.5
Income on bank-owned life insurance	201	529	(62.0)
Other income	239	301	(20.6)

	$4,119	4,191	(1.7)

Other operating expenses:
Advertising	$599	$908	(34.0)%
Automated services	3,002	2,894	3.7
Bankcard expense	1,180	1,180	0.0
Legal and professional fees	1,686	2,181	(22.7)
Postage	458	509	(10.0)
Stationery, printing and supplies	323	569	(43.2)
OREO expense	351	471	(25.5)
Other expense	3,380	2,845	18.8

	$10,979	$11,557	(5.0)

Asset Quality and Allowance for Credit losses
The Company’s allowance for credit losses is analyzed monthly by management. This analysis includes a methodology that segments the loan portfolio into loans deemed impaired and homogeneous loan classifications and considers the current status of the portfolio, historical charge-off experience, current levels of delinquent, impaired and non-performing loans and their underlying collateral values, as well as economic and other risk factors. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology employed and other analytical measures in comparison to a group of peer banks. Management believes the allowance for credit losses is sufficient to absorb known risk in the portfolio. The Company, like many financial institutions, has recently and will likely continue to face a challenging credit environment in the coming months, as a result of the overall economic slowdown in the region and the nation. The majority of the Bank’s loan portfolio is comprised of loans secured by real estate, and is therefore subject to risk as a result of the weakened real estate market. No assurances can be given that future economic conditions will not adversely affect borrowers and result in increases in credit losses and non-performing asset levels.
At June 30, 2009, the allowance for credit losses was $44.1 million or 2.89% of loans outstanding compared to $35.8 million or 2.23% of loans outstanding at December 31, 2008, and $31.3 million or 1.99% of loans outstanding at June 30, 2008. At June 30, 2009, the allowance for credit losses was 0.69 times nonperforming loans compared to 0.91 times at December 31, 2008 and 1.22 times at June 30, 2008. Based on analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for credit losses to be adequate. Additional information regarding the allowance for credit losses is presented in the table headed “Asset Quality Analysis”, on the following page.
The provision for credit losses charged to operations for the six months ended June 30, 2009 totaled $19.4 million, compared to $6.0 for the six months ended June 30, 2008. Net charge-offs for the six months ended June 30, 2009 were $11.1 million, or 1.42% of average loans outstanding on an annualized basis, compared to net charge-offs of $5.1 million, or 0.65% of average loans outstanding on an annualized basis, for the six months ended June 30, 2008. The increases from 2008 were primarily the result of the weakness in the regional and national economy. In North Carolina, unemployment rates have doubled in the last 12 months, rising from approximately 5% to more than 10%. In certain counties in the Bank’s geographic market area, unemployment rates have risen to as high as 14%.
Nonperforming loans totaled $64.0 million at June 30, 2009, compared to $39.6 million at year end 2008 and $25.7 million at June 30, 2008. The increase from the 2008 year end and from the prior year is primarily driven by increases in non-accrual loans and, to a lesser extent, restructured loans. Real estate acquired in settlement of loans (“OREO”) was $16.0 million at June 30, 2009, $9.1 million at December 31, 2008, and $6.2 million at June 30, 2008. Restructured loans totaled $4.1 million at June 30, 2009, $250,000 at December 31, 2008, and $267,000 at June 30, 2008. Approximately $10.3 million was transferred from loans into OREO and approximately $4.4 million of such assets were disposed of during the first six months of 2009. A net loss of $234,000 has been recorded on disposition of OREO in the current year, compared to a net loss of $302,000 in the first six months of 2008. The Company recorded $45,000 of writedowns of OREO during the first six months of 2009, compared to no writedowns in the first six months of 2008. Total non-performing assets (comprised of nonaccrual loans, restructured loans and OREO) increased to $80.1 million, or 3.88% of total assets, at June 30, 2009, from $48.6 million, or 2.34% of total assets, at December 31, 2008 and $31.9 million, or 1.55% of total assets, a year ago.
During the second quarter of 2005, Prince George Court Holdings, Inc, a subsidiary of the Bank, acquired a partially completed residential condominium development project in Georgetown, South Carolina by means of a deed-in-lieu of foreclosure in satisfaction of a $3.4 million loan previously made to develop the project. Writedowns were recorded for $400,000 in 2005 and $1.0 million in 2006. In the first quarter of 2007, the Bank began to build out the project in preparation for future sale. In the fourth quarter of 2007, management decided to immediately make the property available for sale, while at the same time continuing to build out the project, and recorded an additional $2.0 million writedown. A further writedown of $1.3 million was recorded during the fourth quarter of 2008. As of June 30, 2009, the construction project is complete, two units have been sold and marketing of the remaining 14 units continues. The property has a carrying value of approximately $4.0 million as of June 30, 2009.

	Six Months Ended	Year Ended	Six Months Ended
Asset Quality Analysis	June 30	December 31	June 30
(Dollars in thousands)	2009	2008	2008

Allowance for credit losses:
Beginning balance	$35,805	$30,370	$30,370
Provision for credit losses	19,371	25,262	6,026
Net charge-offs	(11,072)	(19,827)	(5,115)

Ending balance	$44,104	$35,805	$31,281

Nonperforming Assets:
Nonperforming loans:
Nonaccrual loans	$56,211	$38,029	$24,381
Restructured loans	4,062	250	267
Loans 90 days or more past due and still accruing	3,754	1,277	1,053

Total non-performing loans	64,027	39,556	25,701
Real estate acquired in settlement of loans	16,029	9,080	6,201

Total nonperforming assets	$80,056	$48,636	$31,902

Asset Quality Ratios:
Nonperforming loans to loans outstanding at end of period	4.20%	2.47%	1.63%
Nonperforming assets to total assets at end of period	3.88	2.34	1.55
Net charge-offs as a percentage of average loans outstanding during the period	1.42 *	1.26	0.65 *
Allowance for credit losses as a percentage of loans outstanding at end of period	2.89	2.23	1.99
Ratio of allowance for credit losses to nonperforming loans	0.69X	0.91X	1.22X

*	Denotes annualized
Income Taxes
The Company recorded an income tax benefit of $7.4 million for the first six months of 2009, compared to an income tax expense totaling $1.5 million for the first six months of 2008. The Company’s effective tax rate was 43.7% for the six-month period ended June 30, 2009, compared to 31.4% for the first six months of 2008. The change to a benefit for the first six months of 2009 from an expense for the comparable period in 2008, and the change in the effective rate, are both primarily the result of the change from a pre-tax profit in the first six months of 2008 to a pre-tax loss in the comparable period in 2009.
Risk Management
It is the design of risk management to ensure long-range profitable performance, minimize risk, insure adequate liquidity and maintain sound capital. To meet these objectives, asset/liability management monitors the exposure to interest rate risk, balance sheet trends, pricing policies and liquidity position. Reports regarding credit, asset/liability, market and operational risks are regularly provided to the Bank’s Board of Directors.
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
The Bank utilizes a computer-based interest rate risk simulation model. This comprehensive model includes rate sensitivity gap analysis, rate shock net interest income analysis, and present value of equity analysis, under various rate shock scenarios. The Bank uses this model to monitor interest rate risk on a quarterly basis and to detect trends that may affect the overall net interest income for the Bank. This simulation incorporates the dynamics of balance sheet and interest rate changes and calculates the related effect on net interest income. As a result, this analysis more accurately projects the risk to net interest income over the upcoming twelve-month period, compared to the traditional gap analysis. In addition, during the second quarter of 2009, the Bank began using the services of a third party consulting firm to assist with the Bank’s asset/liability management. The Bank’s asset/liability policy provides guidance for levels of interest rate risk and potential remediations, if necessary, to mitigate excessive levels of risk. The modeling results indicate the Bank is subject to an acceptable level of interest rate risk within the given rate shock parameters. The Bank is liability sensitive over the near term, based on the results of its simulation model, which means that rising interest rates could result in a reduced amount of net interest income. The Bank is not subject to other types of market risk, such as foreign currency exchange rate risk, commodity or equity price risk.
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
During the first six months of 2009, the Company had net cash provided by operating activities of $9.6 million, compared to $14.8 million of net cash provided by operating activities in the first six months of 2008. The decrease in cash flows resulting from the change in net income for the first six months of 2008 compared to net loss in the first six months of 2009 was mostly offset by a substantial increase in loan loss provision from 2008 to 2009. The pre-tax loss in 2009 created a substantial increase in income taxes receivable.
Net cash provided by investing activities for the first six months of 2009 was $49.6 million, compared to net cash used for investing activities in the first six months of 2008 of $22.5 million. During 2009, cash was provided by a decrease in loans made to customers of $56.1 million, partially offset by an increase in investment securities. During the first six months of 2008, $95.5 million of cash was used to fund net increases in loans to customers. This was mostly offset by cash provided by a reduction in investment securities.
During the six months ended June 30, 2009, financing activities used $6.2 million, compared to net cash provided by financing activities of $7.4 million during the same period of 2008. The difference was primarily the result of an increase in deposits during the first six months of 2008, partially offset by a decrease in other borrowings and borrowings from the Federal Home Loan Bank (“FHLB”).
Cash and cash equivalents totaled $98.8 million at June 30, 2009, compared to $45.8 million at December 31, 2008 and $58.4 million at June 30, 2008.
The Bank also has unsecured overnight borrowing lines totaling $20.0 million available through correspondent bank relationships. These lines are used to manage the day-to-day, short-term liquidity needs of the Bank. Each overnight line has a requirement to repay the line in full on a frequent basis, typically within five to ten business days. The Bank also has established wholesale repurchase agreements with regional brokerage firms. The Bank can access this additional source of liquidity by pledging investment securities with the brokerage firms.
In addition to the above sources of liquidity, the Bank has borrowing capacity of approximately $270.0 million with the Federal Home Loan Bank. These borrowings are collateralized by FHLB stock, investment securities, qualifying 1 to 4 family residential mortgage loans, and qualifying commercial real estate loans. The Bank provides various reports to the FHLB on a regular basis to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the line of credit. The Bank also has $39.3 million of borrowing capacity through the Federal Reserve Bank System. The line with the Federal Reserve Bank is collateralized using investment securities and qualified loans.
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
Bancorp’s stock repurchase program was originally announced in November 1998. It was subsequently amended and extended in August 1999, May 2004, May 2006 and October 2007. The program expired on May 31, 2009. The stock repurchase program provided that Bancorp might repurchase its common stock in the open market or privately negotiated transactions on a time-to-time and ongoing basis, depending upon market conditions and subject to compliance with all applicable securities laws and regulations. Notwithstanding the stock repurchase program, Bancorp’s participation in the CPP limits Bancorp’s ability to repurchase its common stock, except with the prior approval of the U.S. Treasury.

Bancorp did not repurchase any shares under the stock repurchase program during the first six months of 2009.
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
As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of June 30, 2009.

	Regulatory Capital
	Well	Adequately
	Capitalized	Capitalized	Company	Bank

Total Capital	10.0%	8.0%	12.25%	11.55%
Tier 1 Capital	6.0	4.0	10.98	10.28
Leverage Capital	5.0	4.0	8.83	8.28
The Company holds $10.0 million of the $52.4 million received from the U.S. Treasury under the CPP, which may be invested in the Bank to increase the Bank’s total risk based capital ratio from the present level of 11.55%.
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
The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The Company is liability sensitive over the near term, which means that rising interest rates could result in a reduced amount of net interest income. The monitoring of interest rate risk is part of the Company’s overall asset/liability management process. The primary oversight of asset/liability management rests with the Bank’s Asset and Liability Committee. The Committee meets on a regular basis to review asset/liability activities and to monitor compliance with established policies. Activities of the Asset and Liability Committee are reported to the Audit Committee of the Bank’s Board of Directors.
The Company has not experienced any material changes in interest rate risk since the end of the fiscal year ended December 31, 2008.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
The Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of June 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.
Changes in internal control over financial reporting
There have been no changes to the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There have been no material changes to the Company’s Risk Factors as previously disclosed in the Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities during the second quarter of 2009 which were not registered under the Securities Act of 1933, as amended. The Company did not repurchase any of its equity securities during the second quarter of 2009.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
On May 13, 2009, at the Annual Meeting of the Company’s shareholders, a total of 12,686,821 shares, or 81.04 percent of the eligible voting shares, were voted. The following proposals were voted on by shareholders:
Proposal 1
To elect thirteen persons who will serve as members of the Board of Directors until the 2010 annual meeting of shareholders or until their successors are duly elected and qualified:

		Against or
Nominee	For	Withheld	Abstentions	Broker Non-Votes
J. David Branch	11,799,112	887,709	0	0
C. Arnold Britt	11,700,350	986,471	0	0
Alex A. Diffey, Jr.	11,894,321	792,500	0	0
Barry Z. Dodson	11,838,699	848,122	0	0
Joseph H. Kinnarney	11,737,092	949,729	0	0
Robert F. Lowe	11,691,038	995,783	0	0
Pressley A. Ridgill	11,840,085	846,736	0	0
Mary E. Rittling	11,828,152	858,669	0	0
Burr W. Sullivan	11,545,151	1,141,670	0	0
John F. Watts	11,836,523	850,298	0	0
G. Alfred Webster	11,781,110	905,711	0	0
Kenan C. Wright	11,861,988	824,833	0	0
Julius S. Young	11,906,424	780,937	0	0
All of the above-named nominees were duly elected. In addition, the following directors’ terms of office continued after the meeting: Michael S. Albert, Robert C. Clark, Robert V. Perkins, E. Reid Teague, John W. Thomas III and Elizabeth S. Ward.

Proposal 2
To ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009:

	Against or
For	Withheld	Abstentions	Broker Non-Votes
12,013,886	487,218	185,717	0
Proposal 3
To consider and approve an advisory (non-binding) proposal on executive compensation:

	Against or
For	Withheld	Abstentions	Broker Non-Votes
11,048,717	1,280,154	357,950	0
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit
No.	Description
3.1	Articles of Incorporation, and amendments thereto, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

3.2	Articles of Merger of FNB with and into LSB, including amendments to the Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448)

3.3	Amended and Restated Bylaws adopted by the Board of Directors on August 17, 2004 and amended on July 23, 2008 (with identified Bylaw approved by the shareholders) incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

4.1	Specimen certificate of common stock, $5.00 par value, incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

4.2	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.02 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.3	Guarantee Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.03 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.4	Indenture, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.04 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.5	Articles of Amendment, filed with the North Carolina Department of the Secretary of State on December 12, 2008, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.6	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.7	Warrant for Purchase of Shares of Common Stock issued by Bancorp to the United States Department of the Treasury on December 12, 2008, incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

10.1	Benefit Equivalency Plan of FNB Southeast, effective January 1, 1994 incorporated herein by reference to Exhibit 10 of the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the SEC (SEC File No. 000-13086).

10.2	1994 Director Stock Option Plan, incorporated herein by reference to Exhibit 4 of the Registration Statement on Form S-8 filed with the SEC on July 15, 1994 (SEC File No. 33-81664).

10.3	1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on March 28, 1996 (SEC File No. 000-11448).

10.4	Omnibus Equity Compensation Plan, incorporated herein by reference to Exhibit 10(B) of the Annual Report on Form 10-KSB40 for the fiscal year ended December 31, 1996, filed with the SEC on March 31, 1997 (SEC File No. 000-13086).

10.5	Amendment to Benefit Equivalency Plan of FNB Southeast, effective January 1, 1998., incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 25, 1999 (SEC File No. 000-13086)

10.6	Amendment Number 1 to 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

10.7	Long Term Stock Incentive Plan for certain senior management employees of FNB Southeast incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003 (SEC File No. 000-13086).

Exhibits
No.	Description
10.8	Form of Employment Continuity Agreement effective as of January 1, 2004 between LSB and Robert E. Lineback, Jr. and Philip G. Gibson with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.9	Form of Employment Continuity Agreement effective as of January 1, 2004 between LSB and Ronald E. Coleman, D. Gerald Sink, Robin A. Huneycutt and Ronald W. Sink with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.10	Form of Stock Option Award Agreement for a Director adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).

10.11	Form of Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).

10.12	Form of Amendment to the applicable Grant Agreements under the 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).

10.13	Form of Amendment to the Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).

10.14	Restated Form of Director Fee Deferral Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.15	Form of Stock Appreciation Rights Award Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.16	Employment Agreement dated January 25, 2007, between FNB and FNB Southeast, as employer, and Pressley A. Ridgill, President and Chief Executive Officer of the Bank and President of Bancorp, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on January 30, 2007 (SEC File No. 000-13086).

10.17	Agreement and Plan of Merger by and between LSB and FNB, incorporated herein by reference as Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on February 27, 2007 (SEC File No. 000-11448).

10.18	Agreement and Plan of Bank Merger by and between FNB Southeast, LSB Bank, LSB and FNB, incorporated herein by reference as Exhibit 2.2 of the Current Report on Form 8-K filed with the SEC on February 27, 2007 (SEC File No. 000-11448).

10.19	Amendment and Waiver to Employment and Change of Control Agreement, among FNB, FNB Southeast and Pressley A. Ridgill incorporated herein by reference to Exhibit 10.27 of the Registration Statement on Form S-4 POS filed with the SEC on June 18, 2007 (SEC File No. 000-11448).

10.20	FNB Amended and Restated Directors Retirement Policy, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on August 3, 2007 (SEC File No. 000-11448).

10.21	Amendment to the FNB Directors and Senior Management Deferred Compensation Plan Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, FNB Southeast and FNB, dated July 31, 2007, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K, filed with the SEC on August 3, 2007 (SEC File No. 000-11448).

10.22	Employment and Change of Control Agreement among Bancorp, LSB Bank and Michael Shelton, dated September 27, 2007 incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on October 1, 2007 (SEC File No. 000-11448).

10.23	Employment and Change of Control Agreement with William W. Budd, Jr. incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

Exhibits
No.	Description
10.24	Employment and Change of Control Agreement with Jerry W. Beasley, incorporated herein by reference to Exhibit 99.3 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.25	Employment and Change of Control Agreement with Robin S. Hager, incorporated herein by reference to Exhibit 99.4 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.26	Employment and Change of Control Agreement with Paul McCombie, incorporated herein by reference to Exhibit 99.5 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.27	Employment and Change of Control Agreement with George Richard Webster, incorporated herein by reference to Exhibit 99.6 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.28	Directors and Senior Management Deferred Compensation Plan Trust Agreement between FNB Southeast and Morgan Trust Company, incorporated herein by reference to Exhibit 99.7 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.29	Second Amendment to the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy Trust Agreement among Regions bank d/b/a/Regions Morgan Keegan Trust, Bancorp and the Bank, incorporated herein by reference to Exhibit 99.8 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.30	Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.9 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.31	First Amendment to the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.10 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.32	Bancorp Amended and Restated Long Term Stock Incentive Plan, formerly the “FNB Long Term Stock Incentive Plan” (the “2006 Omnibus Plan”), incorporated herein by reference to Exhibit 10.27 of the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 (SEC File No. 000-11448).

10.33	Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.44 of the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 000-11448).

10.34	Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.45 of the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 000-11448).

10.35	Employment and Change of Control Agreement with David P. Barksdale, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on October 17, 2008 (SEC File No. 000-11448).

10.36	Letter Agreement, dated December 12, 2008, between Bancorp and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and the Warrant, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

10.37	Form of Employment Agreement Amendment, dated December 12, 2008 among Bancorp, the Bank and the senior executive officers of Bancorp, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

10.38	Bancorp Management Incentive Plan, dated February 18, 2008, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on March 6, 2009 (SEC File No. 000-11448).

10.39	Employment and Change of Control Agreement with Ramsey K. Hamadi, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on March 30, 2009 (SEC File No. 000-11448).

10.40	Promissory Note by Ramsey K. Hamadi in favor of the Bank (SEC File No. 000-11448).

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2009	NEWBRIDGE BANCORP
(Registrant)

	By:	/s/ Ramsey K. Hamadi
	Name:	Ramsey K. Hamadi
	Title:	Executive Vice President and Chief Financial Officer (Authorized Officer)

EXHIBIT INDEX

Exhibit
No.	Description
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.