Form 10-Q
period 2009-09-30
NEWBRIDGE BANCORP
filed 2009-11-06
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended:
September 30, 2009
Commission File Number: 000-11448
NewBridge Bancorp
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1348147
(State of Incorporation)	(I.R.S. Employer Identification No.)

1501 Highwoods Boulevard, Suite 400
Greensboro, North Carolina	27410
(Address of principal executive offices)	(Zip Code)
(336) 369-0900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
At November 2, 2009, 15,655,868 shares of the registrant’s common stock were outstanding.

NEWBRIDGE BANCORP
FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
NewBridge Bancorp and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	September 30
	2009	December 31
	(Unaudited)	2008
Assets
Cash and due from banks	$32,623	$32,993
Interest-bearing bank balances	31,322	12,824
Federal funds sold	—	42,043
Investment securities:
Held to maturity, market value $22,513 at September 30, 2009 and $27,269 at December 31, 2008	21,656	27,037
Available for sale	322,612	261,535
Loans held for sale	1,543	937
Loans	1,494,423	1,603,588
Less allowance for credit losses	(38,902)	(35,805)

Net loans	1,457,064	1,568,720
Premises and equipment	40,024	45,253
Real estate acquired in settlement of loans	19,031	9,080
Other assets	85,212	79,142

Total assets	$2,009,544	$2,078,627

Liabilities
Deposits:
Non-interest bearing	$159,725	$149,583
Savings, NOW and money market accounts	628,917	613,732
Certificates of deposit	823,916	900,148

Total deposits	1,612,558	1,663,463
Borrowings from the Federal Home Loan Bank	136,700	139,000
Other borrowings	73,274	76,815
Accrued expenses and other liabilities	20,615	20,113

Total liabilities	1,843,147	1,899,391

Shareholders’ Equity
Preferred stock, par value $.01 per share:
Authorized 10,000,000 shares; issued and outstanding (liquidation preference $1,000 per share) — 52,372 at September 30, 2009 and at December 31, 2008	51,115	50,891
Common stock, par value $5 per share:
Authorized 50,000,000 shares; issued and outstanding — 15,655,868 at September 30, 2009 and at December 31, 2008	78,279	78,279
Paid-in capital	86,941	86,852
Directors’ deferred compensation plan	(634)	(650)
Retained earnings (deficit)	(51,799)	(34,427)
Accumulated other comprehensive income (loss)	2,495	(1,709)

Total shareholders’ equity	166,397	179,236

Total liabilities and shareholders’ equity	$2,009,544	$2,078,627

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Income
(Unaudited; dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Interest Income
Interest and fees on loans	$20,735	$25,112	$63,990	$77,406
Interest on investment securities:
Taxable	2,479	1,860	6,750	8,690
Tax exempt	1,209	1,217	3,614	3,571
Interest-bearing bank balances	31	47	116	196
Federal funds sold	17	20	97	52

Total interest income	24,471	28,256	74,567	89,915

Interest Expense
Deposits	7,649	10,894	26,226	33,916
Borrowings from the Federal Home Loan Bank	1,172	1,168	3,515	4,153
Other borrowings	620	851	1,949	2,769

Total interest expense	9,441	12,913	31,690	40,838

Net interest income	15,030	15,343	42,877	49,077
Provision for credit losses	10,808	4,656	30,179	10,682

Net interest income after provision for credit losses	4,222	10,687	12,698	38,395

Noninterest Income
Service charges on deposit accounts	2,189	2,425	6,427	6,868
Gain on sales of mortgage loans	104	83	489	325
Gain on sales of investment securities	—	—	—	2,459
Other operating income	3,302	2,129	7,378	6,341

Total noninterest income	5,595	4,637	14,294	15,993

Noninterest Expense
Personnel	8,304	8,607	23,625	26,797
Occupancy	2,097	1,122	4,411	3,384
Furniture and equipment	2,335	1,271	4,891	3,439
FDIC insurance	965	332	3,870	451
Other operating	6,117	6,308	17,098	17,862

Total noninterest expense	19,818	17,640	53,895	51,933

Income (loss) before income taxes	(10,001)	(2,316)	(26,903)	2,455
Income taxes	(4,347)	(726)	(11,719)	774

Net Income (Loss)	(5,654)	(1,590)	(15,184)	1,681
Dividends and accretion on preferred stock	(729)	—	(2,188)	—

Net Income (Loss) available to common shareholders	$(6,383)	$(1,590)	$(17,372)	$1,681

Earnings (loss) per share:
Basic	$(0.41)	$(0.10)	$(1.11)	$0.11
Diluted	$(0.41)	$(0.10)	$(1.11)	$0.11

Weighted average shares outstanding:
Basic	15,655,868	15,655,868	15,655,868	15,666,365
Diluted	15,655,868	15,655,868	15,655,868	15,702,790
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Nine months ended September 30, 2009 and 2008
(Unaudited; Dollars in thousands)

					Directors’		Accumulated
					Deferred	Retained	Other	Total
	Preferred	Common Stock		Paid-in	Compensation	Earnings	Comprehensive	Shareholders’
	Stock	Shares	Amount	Capital	Plan	(Deficit)	Income (Loss)	Equity

Balances at December 31, 2007	$—	15,694,068	$78,470	$85,412	$(1,301)	$28,751	$1,821	$193,153
Net Income						1,681		1,681
Change in unrealized gain (loss) on securities available for sale, net of deferred income taxes							(4,946)	(4,946)
Comprehensive income (loss)								(3,265)
Cash dividends declared on common stock						(6,122)		(6,122)
Stock-based compensation expense				73				73
Common stock distributed					653			653
Common stock acquired		(38,200)	(191)	(150)				(341)

Balances at September 30, 2008	$—	15,655,868	$78,279	$85,335	$(648)	$24,310	$(3,125)	$184,151

Balances at December 31, 2008	$50,891	15,655,868	$78,279	$86,852	$(650)	$(34,427)	$(1,709)	$179,236
Net Loss						(15,184)		(15,184)
Change in unrealized gain (loss) on securities available for sale, net of deferred income taxes							4,204	4,204

Comprehensive income (loss)								(10,980)
Dividends and accretion on preferred stock	224					(2,188)		(1,964)
Stock-based compensation expense				89				89
Common stock distributed					16			16

Balances at September 30, 2009	$51,115	15,655,868	$78,279	$86,941	$(634)	$(51,799)	$2,495	$166,397

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

	Nine Months Ended
	September 30
	2009	2008

Cash Flow from operating activities
Net (Loss) Income	$(15,184)	$1,681
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,540	3,971
(Increase) decrease in income tax assets	(8,234)	(4,966)
(Increase) decrease in income earned but not received	(96)	2,121
Increase (decrease) in interest accrued but not paid	(606)	(1,137)
Net (increase) decrease in other assets	399	2,054
Net increase (decrease) in other liabilities	1,125	(6,305)
Provision for credit losses	30,179	10,681
Gain on sale of loans held for sale	(489)	(325)
Originations of loans held for sale	(68,854)	(39,277)
Proceeds from sales of loans held for sale	68,737	51,331
Loss on sale of premises, equipment and real estate acquired in settlement of loans	523	680
Stock based compensation	89	73

Net cash provided by operating activities	13,129	20,582

Cash Flow from investing activities
Purchases of securities available for sale	(106,754)	(116,489)
Proceeds from maturities of securities available for sale	58,372	207,402
Net decrease (increase) in loans made to customers	63,081	(164,558)
Proceeds from sale of premises, equipment and real estate acquired in settlement of loans	8,487	4,467
Expenditures for improvements to real estate acquired in settlement of loans	(1,105)	(2,513)
Purchases of premises and equipment	(416)	(5,283)
Net decrease in federal funds sold	42,043	2,013

Net cash provided by (used for) investing activities	63,708	(74,961)

Cash Flow from financing activities
Net increase in demand deposits, NOW, money market and savings accounts	25,327	(26,858)
Net increase (decrease) in time deposits	(76,232)	24,430
Net (decrease) increase in other borrowings	(3,557)	18,800
Net increase (decrease) in borrowings from Federal Home Loan Bank	(2,300)	52,500
Dividends paid	(1,964)	(6,122)
Common stock distributed (acquired)	17	(341)

Net cash provided by (used for) financing activities	(58,709)	62,409

Increase in cash and cash equivalents	18,128	8,030
Cash and cash equivalents at the beginning of the period	45,817	58,689

Cash and cash equivalents at the end of the period	$63,945	$66,719

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited; dollars in thousands)

	Nine Months Ended
	September 30
	2009	2008

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$31,084	$42,473
Income Taxes	—	3,500

Supplemental disclosures of noncash transactions
Transfer of loans to real estate acquired in settlement of loans	$16,451	$5,723
Accretion on preferred stock	224	—
Dividends accrued but unpaid	194	—
Unrealized gains (losses) on securities available for sale:
Change in securities available for sale	6,414	(8,838)
Change in deferred income taxes	(2,210)	3,982
Change in shareholders’ equity	4,204	4,856
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and provisions for credit losses considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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
In addition, as of September 30, 2009, the Bank also operated four active non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. (“Peoples Finance”), LSB Properties, Inc. (“LSB Properties”), Henry Properties, LLC (“Henry Properties”) and Prince George Court Holdings, Inc. (“Prince George”). Peoples Finance is a state licensed finance company. As a finance company, Peoples Finance offers secured and unsecured loans to individuals up to a maximum of $30,000 secured, and $10,000 unsecured, as well as dealer originated loans. The Company announced during the second quarter of 2008 that Peoples Finance will no longer proactively solicit new loans to the Bank’s loan portfolio. As of September 30, 2009, Peoples Finance had approximately $3.5 million of loans outstanding. LSB Properties owns the majority of real estate acquired in settlement of loans of the Bank, while Henry Properties owns a leasehold interest in a commercial property in Greensboro, NC and Prince George owns a condominium project in Georgetown, South Carolina, acquired through a deed-in-lieu of foreclosure, as described in greater detail in “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Asset Quality and Allowance for Credit Losses”.
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
Note 2 — Net Income Per Share
Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options, restricted stock grants and a warrant to purchase shares were exercised, resulting in the issuance of common stock sharing in the net income of the Company. For the three months ended September 30, 2009 and 2008, there were 807,865 options and 838,451 options, respectively, on a weighted average basis, which were antidilutive since the exercise price exceeded the average market price for the period. For the nine months ended September 30, 2009 and 2008, there were 828,335 options and 739,835 options, respectively, on a weighted averaged basis, which were antidilutive. In addition, for the three months and nine months ended September 30, 2009, there was a warrant to purchase 2,567,255 shares which was antidilutive.
A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Weighted average number of common shares used in computing basic net income per share	15,655,868	15,655,868	15,655,868	15,666,365
Effect of dilutive stock options, restricted stock and warrant to purchase shares	—	—	—	36,425

Diluted weighted average common shares outstanding	15,655,868	15,655,868	15,655,868	15,702,790

Note 3 — Investment Securities
Investment securities consist of the following (in thousands):

	September 30, 2009 — Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State and municipal obligations	$21,656	$857	$—	$22,513

	September 30, 2009 — Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency securities	$49,617	$814	$(1)	$50,430
Mortgage backed securities	83,916	4,961	(3)	88,874
Collateralized mortgage obligations	34,702	80	(493)	34,289
State and municipal obligations	85,215	4,186	(650)	88,751
Corporate bonds	40,868	1,982	—	42,850
Federal Home Loan Bank stock	11,190	—	—	11,190
Other equity securities	5,775	660	(207)	6,228

Total	$311,283	$12,683	$(1,354)	$322,612

	December 31, 2008 — Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State and municipal obligations	$27,037	$444	$(212)	$27,269

	December 31, 2008 — Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency securities	$56,622	$1,332	$—	$57,954
Mortgage backed securities	97,843	4,199	—	102,042
State and municipal obligations	88,590	1,064	(2,011)	87,643
Federal Home Loan Bank stock	9,867	—	—	9,867
Other equity securities	3,775	570	(316)	4,029

Total	$256,697	$7,165	$(2,327)	$261,535

The following is a schedule of securities in a loss position as of September 30, 2009 (in thousands):

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency obligations	$2,000	$(1)	$—	$—	$2,000	$(1)
Mortgage backed securities	1,957	(3)	—	—	1,957	(3)
Collateralized mortgage obligations	20,423	(493)	—	—	20,423	(493)
State and municipal obligations	776	(14)	4,410	(636)	5,186	(650)
Other equity securities	—	—	633	(207)	633	(207)

Total securities	$25,156	$(511)	$5,043	$(843)	$30,199	$(1,354)

Investment securities with an amortized cost of $150,184,000 and $187,275,000, as of September 30, 2009, and December 31, 2008, respectively, were pledged to secure public deposits and for other purposes. The Bank has obtained a $50,000,000 irrevocable letter of credit from the Federal Home Loan Bank (“FHLB”), which is used in lieu of securities to pledge against public deposits.
The Company did not sell any investment securities during the nine months ended September 30, 2009. Investment securities with a book value of $151,438,000 were sold during the nine months ended September 30, 2008, to reposition the investment portfolio. The Company recognized a gain of $2,089,000 on the sale of those securities. In addition, during the nine months ended September 30, 2008, the Company recognized a gain of $370,000 from the sale of securities from the mandatory redemption of shares upon VISA Inc.’s initial public offering of stock, as described in Management’s Discussion and Analysis of Financial Condition.

Note 4 — Loans and Allowance for Credit Loss
A summary of consolidated loans follows (in thousands):

	September 30	December 31
	2009	2008

Commercial	$596,471	$617,591
Real estate — construction	197,351	218,741
Real estate — mortgage	607,756	631,792
Installment loans to individuals	80,821	122,412
Other	12,024	13,052

Total loans	1,494,423	1,603,588
Loans held for sale	1,543	937

Total loans and loans held for sale	$1,495,966	$1,604,525

Nonperforming assets are summarized as follows (in thousands):

	September 30	December 31
	2009	2008

Nonaccrual loans	$51,332	$38,029
Restructured loans	3,007	250
Accruing loans which are contractually past due 90 days or more	3,354	1,277

Total nonperforming loans	57,693	39,556
Real estate acquired in settlement of loans	19,031	9,080

Total nonperforming assets	$76,724	$48,636

Nonperforming loans to loans outstanding at end of period	3.86%	2.47%
Nonperforming assets to total assets at end of period	3.82%	2.34%
Impaired loans and related information are summarized in the following tables (in thousands):

	September 30	December 31
	2009	2008

Loans specifically identified as impaired
Commercial and real estate	$104,144	$84,421
Installment and other	1,845	6,625

Total	$105,989	$91,046

Allowance for credit losses associated with impaired loans	$15,728	$12,768

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Average balances of impaired loans	$109,029	$68,128	$100,633	$50,732

Interest income recorded for impaired loans	$832	$447	$2,344	$1,770

The Bank’s policy for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Bank generally considers loans 90 days or more past due and all nonaccrual loans to be impaired.
An analysis of the changes in the allowance for credit losses follows (in thousands):

	Nine Months Ended
	September 30
	2009	2008

Balance, beginning of period	$35,805	$30,370
Provision for credit losses	30,179	10,682
Net charge-offs	(27,082)	(10,068)

Balance, end of period	$38,902	$30,984

Loans totaling $1,543,000 and $937,000, as of September 30, 2009 and December 31, 2008, respectively, were held for sale, and stated at the lower of cost or market on an individual basis.
Note 5 — Fair Values of Financial Instruments
GAAP establishes a fair value hierarchy with the highest level priority given to quoted prices in active markets for identical assets or liabilities. The next level of priority is given to other than quoted prices that are observable for the asset or liability while the least priority is given to unobservable inputs. The Company reports fair value on a limited basis, most notably for available for sale investment securities and mortgage loans held for sale. However, impairment, which could result in reporting at fair value, is considered for other purposes, including impaired loans and other than temporary impairment on held to maturity investment securities. The fair value for such impaired assets is measured on a non-recurring basis.
In addition, certain of the Company’s nonfinancial assets and liabilities are required to be reported at fair value. These include core deposit intangibles and real estate acquired in settlement of loans, which primarily represents collateral that is received in satisfaction of troubled loans.
The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):
September 30, 2009 — Assets measured at fair value, recurring

	Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$233,861	$88,751	—
Core deposit intangible	—	—	5,434
Real estate acquired in settlement of loans	—	—	19,031
Mortgage loans held for sale	—	1,543	—

Total	$233,861	$90,294	$24,465

The table below presents the assets measured at fair value on a non-recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):
September 30, 2009 — Assets measured at fair value, non-recurring

Quoted prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	—	—	$90,261

Total	—	—	$90,261

Note 6 — Recent Accounting Pronouncements
On July 1, 2009, the Financial Accounting Standards Board (“FASB”) GAAP Codification became effective as the sole authoritative source of GAAP. This Codification reorganizes current GAAP for non-governmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic. Existing GAAP prior to the Codification was not altered in compilation of the GAAP Codification. The Codification encompasses all FASB Statements of Financial Accounting Standards (“SFAS”), Emerging Issues Task Force statements, FASB Staff Positions, FASB Interpretations, FASB Derivative Implementation Guides, American Institute of Certified Public Accountants Statement of Positions, Accounting Principals Board Opinions and Accounting Research Bulletins along with the remaining body of GAAP effective as of June 30, 2009. Financial statements issued for all interim and annual periods ending after September 15, 2009 will need to reference accounting guidance embodied in the Codification as opposed to referencing the previously authoritative pronouncements. Accounting literature included in the Codification is referenced by Topic, Subtopic, Section and paragraph.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which is codified as Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. This Update provides amendments to Topic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of Topic 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this Update is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this Update did not have a significant impact to the Company’s financial condition, results of operations or cash flows.
The Company adopted ASC 855 “Subsequent Events” (“ASC 855”) effective June 30, 2009. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 also requires entities to disclose the date through which subsequent events have been evaluated and the nature and estimated financial effects of certain subsequent events. The Company adopted ASC 855. This adoption did not result in any material effect on the Company’s financial position or operating results.
In June 2009, the FASB issued SFAS No. 166, “Accounting for the Transfer of Financial Assets and Amendment of FASB Statement No. 140 Instruments” (“SFAS 166”). Under FASB’s Codification at ASC 105-10-65-1-d, SFAS 166 will remain authoritative until integrated into the FASB Codification. SFAS 166 removes the concept of a special purpose entity (“SPE”) from Statement 140 and removes the exception of applying FASB Interpretation 46 Variable Interest Entities, to Variable Interest Entities that are SPEs. It limits the circumstances in which a transferor discontinues recognizing a financial asset. SFAS 166 amends the requirements for the transfer of a financial asset to meet the requirements for “sale” accounting. The Statement is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s financial condition, results of operations or cash flows.
In June 2009 the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). Under FASB’s Codification at ASC 105-10-65-1-d, SFAS 167 will remain authoritative until integrated into the FASB Codification. SFAS 167 amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in the variable interest entity. SFAS 167 is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s financial condition, results of operations or cash flows.
Note 7 — Stock Compensation Plans
The Company recorded $30,000 and $20,000 of total stock-based compensation expense for the three-month periods ended September 30, 2009 and September 30, 2008, respectively and $89,000 and $73,000 of total stock-based compensation expense for the nine-month periods ended September 30, 2009 and September 30, 2008, respectively, pursuant to the provisions of ASC 718. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related options and restricted stock grants and is reported under personnel expense. This expense had an immaterial impact on the Company’s reported cash flows. As of September 30, 2009, there was $261,000 of total unrecognized stock-based compensation expense. This expense will be fully recognized by March of 2013.
For purposes of determining estimated fair value under ASC 718, the Company has computed the estimated fair values of all stock-based compensation using the Black-Scholes option pricing model and, for stock options and restricted stock grants granted prior to December 31, 2008, has applied the assumptions set forth in the Annual Report. During the first nine months of 2009, no stock options or restricted stock grants were granted to employees or directors.
Note 8 — U.S. Treasury Capital Purchase Program
Pursuant to the U.S. Department of the Treasury (the “U.S. Treasury”) Capital Purchase Program (the “CPP”), on December 12, 2008, the Company issued and sold to the U.S. Treasury (i) 52,372 shares of Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 2,567,255 shares of the Company’s common stock at an exercise price of $3.06 per share, representing an aggregate market price of approximately $7.9 million, for an aggregate purchase price of $52,372,000 in cash. The Warrant may be exercised by the U.S. Treasury at any time before it expires on December 12, 2018. The Series A Preferred Stock can be redeemed in the first three years with the proceeds from the issuance of certain qualifying Tier 1 capital or after three years with any funds. The assigned value of the Warrant of $1,497,000 was estimated on the date of the grant using the Black-Scholes option-pricing model. The Series A Preferred Stock pays cumulative dividends of five percent for the first five years and nine percent thereafter, unless the Company redeems the shares.
Note 9 — Subsequent Events
In accordance with ASC 855 the Company has evaluated subsequent events through November 6, 2009, and has determined that there are no subsequent events that would have a material effect on the Company’s financial position or operating results.

Item 2.	“Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operations during the time periods presented as required by Item 303 of Regulation S-K for NewBridge Bancorp (“Bancorp” or the “Company”) and its wholly-owned subsidiary, NewBridge Bank (the “Bank”).
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
The allowance for credit losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management’s best estimate of probable credit losses incurred as of the balance sheet date. The Company’s allowance for credit losses is analyzed monthly by management. This analysis includes a methodology that separates the total loan portfolio into loans deemed impaired and homogeneous loan classifications for purposes of evaluating risk, as well as analysis of certain individually identified loans. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. The required allowance for impaired loans is determined based on expected future cash flows to be received from the borrower, and the fair value of the underlying collateral. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information to make evaluations, future adjustments may be needed if economic or other conditions differ substantially from the assumptions used.
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Net Interest Income
The primary source of earnings for the Bank is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.
Net interest income for the third quarter of 2009, on a taxable equivalent basis, was $15.6 million, a decrease of $0.2 million or 1.5%, from $15.8 million for the third quarter of 2008. This was primarily due to a slight decline in net interest margin. The taxable-equivalent net interest margin for the third quarter of 2009 was 3.27%, compared to 3.34% for the same period of 2008, a decline of 7 basis points. The average yield on earning assets during the third quarter of 2009 was 82 basis points lower than the average yield on earning assets during the comparable period in 2008, while the average rate on interest-bearing liabilities decreased by 79 basis points during the same time period, which resulted in a decrease in the interest rate spread in the third quarter of 2009 of 3 basis points compared to the third quarter of 2008. Approximately $483 million of time deposits will mature and reprice during the fourth quarter of 2009 from a current weighted average interest rate of 3.15%.
Average earning assets in the third quarter of 2009 increased $5.4 million, or 0.3%, to $1.89 billion, compared to $1.88 billion in the third quarter of 2008. Average interest-bearing liabilities for the third quarter of 2009 decreased $23.6 million, or 1.4%, to $1.67 billion, compared to $1.69 billion for the third quarter of 2008. The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three months ended September 30, 2009 and 2008.

(Fully taxable equivalent basis1, in thousands)

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Earning assets:
Loans receivable[2]	$1,518,257	$20,736	5.42%	$1,601,183	$25,100	6.24%
Taxable securities	203,993	2,478	4.82	142,782	1,797	5.01
Tax exempt securities	107,410	1,728	6.38	115,089	1,672	5.78
Equity securities	11,190	—	0.00	8,721	63	2.87
Interest-bearing bank balances	39,129	31	0.31	9,494	55	2.30
Federal funds sold	6,809	17	0.99	4,167	20	1.91

Total earning assets	1,886,788	24,990	5.25	1,881,436	28,707	6.07

Non-earning assets:
Cash and due from banks	31,362			37,075
Premises and equipment	42,687			45,760
Other assets	101,751			122,466
Allowance for credit losses	(44,401)			(31,946)

Total assets	$2,018,187	$24,990		$2,054,795	$28,707

Interest-bearing liabilities:
Savings deposits	$41,016	$10	0.10%	$40,998	$16	0.16%
NOW deposits	184,194	132	0.28	176,264	204	0.46
Money market deposits	392,633	935	0.94	425,669	2,419	2.26
Time deposits	851,089	6,571	3.06	849,750	8,257	3.87
Other borrowings	72,017	620	3.42	86,843	849	3.89
Borrowings from Federal
Home Loan Bank	128.537	1,172	3.62	113,543	1,168	4.09

Total interest-bearing liabilities	1,669,486	9,440	2.24	1,693,067	12,913	3.03

Other liabilities and shareholders’ equity:
Demand deposits	157,889			161,367
Other liabilities	22,870			12,739
Shareholders’ equity	167,942			187,622

Total liabilities and shareholders’ equity	$2,018,187	9,440		$2,054,795	12,913

Net interest income and net interest margin[3]		$15,550	3.27%		$15,794	3.34%

Interest rate spread[4]			3.01%			3.04%

[1]
Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $519 for 2009 and $451 for 2008.

[2]
The average loans receivable balances include non-accruing loans. Amortization of loan fees, net of deferred costs, of $313 and $528 for the three months ended September 30, 2009 and 2008, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liabilities rate.

Noninterest Income and Expense
In the third quarter of 2009, noninterest income increased to $5.6 million, from $4.6 million during the same period in 2008. The Company recorded a net pre-tax gain of $1.2 million during the third quarter of 2009 from the sale of its merchant services portfolio. Service charge income decreased to $2.2 million in the third quarter of 2009 from $2.4 million in the third quarter of 2008. Income on bank-owned life insurance decreased to $156,000 in the third quarter of 2009 from $290,000 in the third quarter of 2008.
In the third quarter of 2009, noninterest expense increased to $19.8 million from $17.6 million in the third quarter of 2008. The increase was primarily the result of $2.9 million of one-time charges, including $1.2 million related to the recently announced plan to restructure operations in the Piedmont Triad region of North Carolina, $1.1 million for the Company’s decision to upgrade to a new core processing system, and $580,000 to terminate certain non-executive employment agreements. In addition, insurance premiums to the Federal Deposit Insurance Corporation (the “FDIC”) increased to $965,000 in the third quarter of 2009 from $332,000 in the third quarter of 2008, as a result of an increase in risk-based assessment rates, as well as the expiration of a one-time credit issued by the FDIC. These charges were partially offset by savings from a reduction in the number of employees, as well as lower costs for legal and professional fees, advertising, telephone, travel and printing and supplies expense.
The following table presents the details of Other Operating Income and Expenses.
Other Operating Income and Expenses (dollars in thousands)

	Three Months Ended
	September 30,		Percentage
	2009	2008	Variance
Other operating income:
Bankcard income	$643	$653	(1.6)%
Fee income	983	707	39.0
Investment services commissions	345	221	55.9
Insurance commissions	16	21	(24.8)
Trust income	135	151	(10.5)
Gain (loss) on sale of real estate	(309)	(37)	735.7
Income on bank-owned life insurance	156	290	(46.2)
Gain on sale of merchant services portfolio	1,177	—	N/A
Other income	157	123	27.7

	$3,302	2,129	55.1

Other operating expenses:
Advertising	$374	$479	(21.9)%
Automated services	1,434	1,595	(10.1)
Bankcard expense	598	661	(9.6)
Legal and professional fees	771	1,082	(28.7)
Postage	206	234	(12.2)
Stationery, printing and supplies	53	175	(69.9)
OREO expense	191	101	89.2
OREO write-down	659	348	89.3
Other expense	1,831	1,633	12.1

	$6,117	$6,308	(3.0)

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Net Interest Income
Net interest income for the first nine months of 2009, on a taxable equivalent basis, was $44.4 million, a decrease of $6.0 million or 12.0%, from $50.4 million for the first nine months of 2008. This was primarily due to a decline in net interest margin, which was due, in part, to irrational deposit pricing that occurred in the Bank’s markets last fall, as a number of financial institutions entered a period of liquidity crisis. The taxable-equivalent net interest margin for the first nine months of 2009 decreased to 3.03%, compared to 3.55% for the same period in 2008, a decline of 52 basis points. In the first nine months of 2009, the average yield on earning assets decreased by 122 basis points from the first nine months of 2008, while the average rate on interest-bearing liabilities decreased by 75 basis points during the same time period. This resulted in a decrease in the interest rate spread in the first nine months of 2009 of 47 basis points compared to the same period of 2008.
The decline in net interest margin was partially offset by an increase in average earning assets of $57.0 million, or 3.0%, to $1.96 billion in the first nine months of 2009 from $1.90 billion in the first nine months of 2008. Average interest-bearing liabilities for the first nine months of 2009 increased $24.6 million, or 1.4%, to $1.73 billion, compared to $1.70 billion for the first nine months of 2008. The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the nine months ended September 30, 2009 and 2008.

(Fully taxable equivalent basis1, in thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans receivable[2]	$1,555,566	$63,990	5.50%	$1,560,476	$77,377	6.62%
Taxable securities	189,333	6,749	4.77	204,819	8,323	5.45
Tax exempt securities	110,349	5,116	6.20	114,130	4,906	5.70
Equity securities	11,161	4	0.05	9,883	368	4.97
Interest-bearing bank balances	64,738	112	0.23	7,011	224	4.27
Federal funds sold	25,071	97	0.52	2,878	52	2.41

Total earning assets	1,956,218	76,068	5.20	1,899,197	91,250	6.42

Non-earning assets:
Cash and due from banks	22,648			42,403
Premises and equipment	43,842			45,310
Other assets	96,339			122,305
Allowance for credit losses	(40,761)			(30,954)

Total assets	$2,078,286	$76,068		$2,078,261	$91,250

Interest-bearing liabilities:
Savings deposits	$40,876	$30	0.10%	$41,691	$51	0.16%
NOW deposits	180,367	405	0.30	171,964	626	0.49
Money market deposits	395,354	3,461	1.17	434,278	7,942	2.44
Time deposits	888,512	22,330	3.36	825,159	25,297	4.10
Other borrowings	73,411	1,949	3.55	90,812	2,769	4.07
Borrowings from Federal Home Loan Bank	149,399	3,515	3.15	139,366	4,153	3.98

Total interest-bearing liabilities	1,727,919	31,690	2.45	1,703,270	40,838	3.20

Other liabilities and shareholders’ equity:
Demand deposits	157,196			166,940
Other liabilities	21,084			15,489
Shareholders’ equity	172,087			192,562

Total liabilities and shareholders’ equity	$2,078,286	31,690		$2,078,261	40,838

Net interest income and net interest margin[3]		$44,378	3.03%		$50,412	3.55%

Interest rate spread[4]			2.75%			3.22%

[1]
Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $1,501 for 2009 and $1,335 for 2008.

[2]
The average loans receivable balances include non-accruing loans. Amortization of loan fees, net of deferred costs, of $1,124 and $1,718 for the nine months ended September 30, 2009 and 2008, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liabilities rate.

Noninterest Income and Expense
In the first nine months of 2009, noninterest income decreased to $14.3 million, from $16.0 million during the same period in 2008. The Company recorded a net pre-tax gain of $1.2 million during 2009 from the sale of its merchant services portfolio. Noninterest income in the first nine months of 2008 included gains from the sales of investment securities of $2.1 million, as well as $370,000 of gain on the sales of securities from the mandatory redemption of shares upon VISA Inc.’s initial public offering of stock. Service charge income decreased to $6.4 million in the first nine months of 2009 from $6.9 million in the first nine months of 2008. In addition, income on bank-owned life insurance decreased to $357,000 in the first nine months of 2009 from $819,000 in the first nine months of 2008.
In the first nine months of 2009, noninterest expense increased to $53.9 million from $51.9 million in the first nine months of 2008. FDIC insurance premiums increased to $3.9 million in the first nine months of 2009 from $451,000 in the comparable period of 2008, as a result of a special one-time assessment of $970,000 and an increase in risk-based assessment rates, as well as the expiration of a one-time credit issued by the FDIC. Personnel expense decreased to $23.6 million in the first nine months of 2009 from $26.8 million in the first nine months of 2008 as a result of a reduction in the number of employees. Non-interest expense for the first nine months of 2009 also includes $2.9 million of one-time charges described on page 19.
The following table presents the details of Other Operating Income and Expenses.
Other Operating Income and Expenses (dollars in thousands)

	Nine Months Ended
	September 30,		Percentage
	2009	2008	Variance

Other operating income:
Bankcard income	$1,834	$1,955	(8.6)%
Fee income	2,872	2,295	21.2
Investment services commissions	866	621	30.6
Insurance commissions	49	141	(72.5)
Trust income	415	433	(1.1)
Gain (loss) on sale of real estate	(543)	(339)	22.5
Income on bank-owned life insurance	357	819	(62.0)
Gain on sale of merchant services portfolio	1,177	—	N/A
Other income	353	416	(15.1)

	$7,378	6,341	16.4

Other operating expenses:
Advertising	$974	$1,388	(29.8)%
Automated services	4,377	4,503	(2.8)
Bankcard expense	1,777	1,841	(3.5)
Legal and professional fees	2,457	2,730	(10.0)
Postage	663	743	(10.8)
Stationery, printing and supplies	434	703	(38.2)
OREO expense	543	572	(5.2)
OREO write-down	703	348	102.1
Other expense	5,170	5,034	2.7

	$17,098	$17,862	(4.3)

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
At September 30, 2009, the allowance for credit losses was $38.9 million or 2.60% of loans outstanding compared to $35.8 million or 2.23% of loans outstanding at December 31, 2008, and $31.0 million or 1.90% of loans outstanding at September 30, 2008. At September 30, 2009, the allowance for credit losses was 0.67 times nonperforming loans compared to 0.91 times at December 31, 2008 and 0.90 times at September 30, 2008. Based on analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for credit losses to be adequate. Additional information regarding the allowance for credit losses is presented in the table headed “Asset Quality Analysis”, on the following page.
The provision for credit losses charged to operations for the nine months ended September 30, 2009 totaled $30.2 million, compared to $10.7 for the nine months ended September 30, 2008. Net charge-offs for the nine months ended September 30, 2009 were $27.1 million, or 2.32% of average loans outstanding on an annualized basis, compared to net charge-offs of $10.1 million, or 0.86% of average loans outstanding on an annualized basis, for the nine months ended September 30, 2008. The increases from 2008 were primarily the result of the weakness in the regional and national economy. In North Carolina, unemployment rates have doubled in the last 18 months, rising from approximately 5% to more than 10%. In certain counties in the Bank’s geographic market area, unemployment rates have risen to as high as 14%.
Nonperforming loans totaled $57.7 million at September 30, 2009, compared to $39.6 million at year end 2008 and $34.5 million at September 30, 2008. The increase from the 2008 year end and from the prior year is primarily driven by increases in non-accrual loans and, to a lesser extent, restructured loans. Real estate acquired in settlement of loans (“OREO”) was $19.0 million at September 30, 2009, $9.1 million at December 31, 2008, and $7.6 million at September 30, 2008. Restructured loans totaled $3.0 million at September 30, 2009, $250,000 at December 31, 2008, and $260,000 at September 30, 2008. Approximately $16.9 million was transferred from loans into OREO and approximately $7.4 million of such assets were disposed of during the first nine months of 2009. A net loss of $543,000 has been recorded on disposition of OREO in the current year, compared to a net loss of $339,000 in the first nine months of 2008. The Company recorded $703,000 of writedowns of OREO during the first nine months of 2009, compared to $348,000 of writedowns in the first nine months of 2008. Total non-performing assets (comprised of nonaccrual loans, restructured loans and OREO) increased to $76.7 million, or 3.82% of total assets, at September 30, 2009, from $48.6 million, or 2.34% of total assets, at December 31, 2008 and $42.1 million, or 2.00% of total assets, a year ago.
During the second quarter of 2005, Prince George Court Holdings, Inc, a subsidiary of the Bank, acquired a partially completed residential condominium development project in Georgetown, South Carolina by means of a deed-in-lieu of foreclosure in satisfaction of a $3.4 million loan previously made to develop the project. Writedowns were recorded for $400,000 in 2005 and $1.0 million in 2006. In the first quarter of 2007, the Bank began to build out the project in preparation for future sale. In the fourth quarter of 2007, management made the property available for sale, while at the same time continuing to build out the project, and recorded an additional $2.0 million writedown. A further writedown of $1.3 million was recorded during the fourth quarter of 2008. As of September 30, 2009, construction of the project is complete, two units have been sold and marketing of the remaining 14 units continues. The property has a carrying value of approximately $4.0 million as of September 30, 2009.

	Nine Months Ended	Year Ended	Nine Months Ended
Asset Quality Analysis	September 30	December 31	September 30
(Dollars in thousands)	2009	2008	2008

Allowance for credit losses:
Beginning balance	$35,805	$30,370	$30,370
Provision for credit losses	30,179	25,262	10,682
Net charge-offs	(27,082)	(19,827)	(10,068)

Ending balance	$38,902	$35,805	$30,984

Nonperforming Assets:
Nonperforming loans:
Nonaccrual loans	$51,332	$38,029	$33,865
Restructured loans	3,007	250	260
Loans 90 days or more past due and still accruing	3,354	1,277	413

Total non-performing loans	57,693	39,556	34,538
Real estate acquired in settlement of loans	19,031	9,080	7,587

Total nonperforming assets	$76,724	$48,636	$42,125

Asset Quality Ratios:
Nonperforming loans to loans outstanding at end of period	3.86%	2.47%	2.12%
Nonperforming assets to total assets at end of period	3.82	2.34	2.00
Net charge-offs as a percentage of average loans outstanding during the period	2.32 *	1.26	0.86 *
Allowance for credit losses as a percentage of loans outstanding at end of period	2.60	2.23	1.90
Ratio of allowance for credit losses to nonperforming loans	0.67X	0.91X	0.90X

*	Denotes annualized
Income Taxes
The Company recorded an income tax benefit of $11.7 million for the first nine months of 2009, compared to an income tax expense totaling $774,000 for the first nine months of 2008. The Company’s effective tax rate was 43.6% for the nine-month period ended September 30, 2009, compared to 31.6% for the first nine months of 2008. The change to a benefit for the first nine months of 2009 from an expense for the comparable period in 2008, and the change in the effective rate, are both primarily the result of the change from a pre-tax profit in the first nine months of 2008 to a pre-tax loss in the comparable period in 2009.
Management has evaluated the recorded deferred tax assets at September 30, 2009 and has concluded that it is more likely than not that the deferred taxes will be realized in the next 18 years (the carryforward period for the oldest net operating loss carryforward) and therefore, no valuation allowance is necessary. This evaluation included a review of recent improving trends and expected near term levels in the net interest margin, non performing assets, operating expenses and other factors. It also included a current forecast of quarterly performance for the remainder of 2009 and the four quarters of 2010 based on management’s expectations of what we will actually experience. It further included the consideration of the items that have given rise to the deferred tax assets, as well as tax planning strategies.
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
Interest Rate Risk Management
Interest rate risk management is a part of the Bank’s overall asset/liability management process. The primary oversight of asset/liability management rests with the Bank’s Asset and Liability Committee, which is comprised of members of senior management. The Committee meets on a regular basis to review the asset/liability management activities of the Bank and monitor compliance with established policies. Activities of the Asset and Liability Committee are reported to the Audit Committee of the Company’s Board of Directors.
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
During the first nine months of 2009, the Company had net cash provided by operating activities of $13.1 million, compared to $20.6 million of net cash provided by operating activities in the first nine months of 2008. The decrease in cash flows resulting from the change in net income for the first nine months of 2008 compared to net loss in the first nine months of 2009 was mostly offset by a substantial increase in the provision for credit losses from 2008 to 2009.
Net cash provided by investing activities for the first nine months of 2009 was $63.7 million, compared to net cash used for investing activities in the first nine months of 2008 of $75.0 million. During 2009, cash was provided by a decrease in loans made to customers of $63.1 million, as well as a decrease in federal funds sold of $42.0 million partially offset by an increase in investment securities. During the first nine months of 2008, $164.6 million of cash was used to fund net increases in loans to customers. This was partially offset by cash received by a reduction in investment securities.
During the nine months ended September 30, 2009, financing activities used $58.7 million, compared to net cash provided by financing activities of $62.4 million during the same period of 2008. During the first nine months of 2009, customer deposits decreased $50.9 million, primarily as a result of interest rates offered by banks on certificates of deposits compared to the prior year. In the first nine months of 2008, the Company increased its borrowings from the FHLB by $52.5 million, primarily to fund increased loan demand.
Cash and cash equivalents totaled $63.9 million at September 30, 2009, compared to $45.8 million at December 31, 2008 and $66.7 million at September 30, 2008.
The Bank has borrowing capacity of approximately $281.0 million with the FHLB, of which approximately $94.3 million was available at September 30, 2009. These borrowings are collateralized by FHLB stock, investment securities, qualifying 1 to 4 family residential mortgage loans, and qualifying commercial real estate loans. The Bank provides various reports to the FHLB on a regular basis to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the line of credit. The Bank also has $90.4 million of borrowing capacity through the Federal Reserve Bank System, of which none was used. The line with the Federal Reserve Bank is collateralized using investment securities and qualified loans.
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
Bancorp did not repurchase any shares under the stock repurchase program during the first nine months of 2009.
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
As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of September 30, 2009.

	Regulatory Capital
	Well	Adequately
	Capitalized	Capitalized	Company	Bank

Total Capital	10.0%	8.0%	12.21%	11.55%
Tier 1 Capital	6.0	4.0	10.93	10.27
Leverage Capital	5.0	4.0	8.92	8.38
The Company holds $10.0 million of the $52.4 million received from the U.S. Treasury under the CPP, some of which may be invested in the Bank to increase the Bank’s total risk based capital ratio from the present level of 11.55%.
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
The Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of September 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.
Changes in internal control over financial reporting
There have been no changes to the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable.
Item 1A. Risk Factors
There have been no material changes to the Company’s Risk Factors as previously disclosed in the Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities during the third quarter of 2009 which were not registered under the Securities Act of 1933, as amended. The Company did not repurchase any of its equity securities during the third quarter of 2009.
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

3.2
Articles of Merger of FNB with and into LSB, including amendments to the Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000- 11448)

3.3
Amended and Restated Bylaws adopted by the Board of Directors on August 17, 2004 and amended on July 23, 2008 (with identified Bylaw approved by the shareholders) incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009 (SEC File No. 000-11448).

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

Exhibit
No.	Description
10.23
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

10.32
Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.44 of the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 000-11448).

10.33
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

10.35
Letter Agreement, dated December 12, 2008, between Bancorp and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and the Warrant, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

10.36
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

10.38
Employment and Change of Control Agreement with Ramsey K. Hamadi, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on March 30, 2009 (SEC File No. 000-11448).

10.39	Promissory Note by Ramsey K. Hamadi in favor of the Bank (SEC File No. 000-11448).

Exhibit
No.	Description
10.40
Excessive and Luxury Expenditure Policy of Bancorp and the Bank, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 9, 2009 (SEC File No. 000-11448).

10.41
Employment and Change of Control Agreement among Bancorp, the Bank and Pressley A. Ridgill, executed September 9, 2009, and effective January 1, 2010, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 11, 2009 (SEC File No. 000-11448).

10.42
Form of Amendment to Employment and Change of Control Agreement, dated September 16, 2009, among Bancorp, the Bank and the senior executive officers of Bancorp, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 16, 2009 (SEC File No. 000-11448).

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

Date: November 6, 2009	NEWBRIDGE BANCORP (Registrant)
	By:	/s/ Ramsey K. Hamadi
		Name:	Ramsey K. Hamadi
		Title:	Executive Vice President and Chief Financial Officer (Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.