Form 10-K
period 2009-12-31
NEWBRIDGE BANCORP
filed 2010-03-18
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2009	Commission File Number: 000-11448
NewBridge Bancorp
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1348147
(State of Incorporation)	(I.R.S. Employer Identification No.)

1501 Highwoods Blvd., Suite 400
Greensboro, North Carolina	27410
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s voting and nonvoting common equity held by non-affiliates of the Registrant, based on the average bid and asked price of such common equity on the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $31.2 million. As of March 10, 2010 (the most recent practicable date), the Registrant had 15,655,868 shares of Common Stock outstanding.
Documents incorporated by reference — Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders of NewBridge Bancorp (the “Proxy Statement”) are incorporated by reference into Part III hereof.
The Exhibit Index begins on page 88.

NewBridge Bancorp
Annual Report on Form 10-K for the fiscal year ended December 31, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of NewBridge Bancorp (hereinafter referred to as “Bancorp” or the “Company”) including but not limited to Bancorp’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:
•	revenues are lower than expected;

•	credit quality deterioration which could cause an increase in the provision for credit losses;

•	competitive pressure among depository institutions increases significantly;

•	changes in consumer spending, borrowings and savings habits;

•	our ability to successfully integrate acquired entities or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

•	technological changes and security and operations risks associated with the use of technology;

•	the cost of additional capital is more than expected;

•	a change in the interest rate environment reduces interest margins;

•	asset/liability repricing risks, ineffective hedging and liquidity risks;

•	counterparty risk;

•	general economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are less favorable than expected;

•	the effects of the FDIC deposit insurance premiums and assessments;

•	the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

•	volatility in the credit or equity markets and its effect on the general economy;

•	demand for the products or services of the Company and the Bank, as well as their ability to attract and retain qualified people;

•	the costs and effects of legal, accounting and regulatory developments and compliance; and

•	regulatory approvals for acquisitions cannot be obtained on the terms expected or on the anticipated schedule.
Bancorp cautions that the foregoing list of important factors is not exhaustive. See also “Risk Factors” which begins on page 13. Bancorp undertakes no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, by or on behalf of Bancorp.

PART I

Item 1.	Business
General
Bancorp is a bank holding company incorporated under the laws of the State of North Carolina (“NC”) and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Bancorp’s principal asset is stock of its banking subsidiary, NewBridge Bank (the “Bank”). Accordingly, throughout this Annual Report on Form 10-K, there are frequent references to the Bank. The principal executive offices of Bancorp and the Bank are located at 1501 Highwoods Boulevard, Suite 400, Greensboro, NC 27410. The telephone number is (336) 369-0900 and its website is www.newbridgebank.com. The Bank maintains operations facilities in Lexington and Reidsville, NC.
Bancorp is the successor entity to LSB Bancshares, Inc., which was incorporated on December 8, 1982 (“LSB”). On July 31, 2007, FNB Financial Services Corporation (“FNB”), a bank holding company, also incorporated in NC and registered under the BHCA, merged with and into LSB in a merger of equals (the “Merger”). LSB’s name was then changed to “NewBridge Bancorp”.
The Bank, a NC chartered non-member bank, is the successor entity to Lexington State Bank (“LSB Bank”), which was incorporated on July 5, 1949. As a result of the Merger, Bancorp acquired FNB Southeast, a NC chartered bank, the sole banking subsidiary of FNB. On November 12, 2007, FNB Southeast merged with and into LSB Bank (the “Bank Merger”) and the surviving bank changed its name to “NewBridge Bank”.
Business of Bank and Other Subsidiaries
Through its branch network, the Bank provides a wide range of banking products to individuals, small to medium-sized businesses and retail clients in its market areas, including interest bearing and noninterest bearing demand deposit accounts, certificates of deposits, individual retirement accounts, overdraft protection, personal and corporate trust services, safe deposit boxes, online banking, corporate cash management, brokerage, financial planning and asset management, mortgage production and secured and unsecured loans. On December 31, 2009, the Bank expanded its mortgage production business through its acquisition of the assets of Bradford Mortgage Company, an established community mortgage company operating principally in the Piedmont Triad Region of NC.
As of December 31, 2009, the Bank operated four active non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. (“Peoples Finance”), LSB Properties, Inc. (“LSB Properties”), Henry Properties, LLC (“Henry Properties”) and Prince George Court Holdings, Inc. (“Prince George”). Peoples Finance, a NC licensed finance company, with approximately $2.8 million of loans outstanding as of December 31, 2009, is no longer actively soliciting loans. LSB Properties, Henry Properties and Prince George together own the real estate acquired in settlement of loans of the Bank.
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
Bancorp operates one reportable segment, the Bank. Reference is made to Item 8 — “Financial Statements and Supplementary Data”. Management believes that Bancorp is not dependent upon any single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on Bancorp’s operations.

Market Areas
The Bank’s primary market area is the Piedmont Triad Region of NC. On December 31, 2009, the Bank operated 38 branch offices and two loan production offices in its three markets: the Piedmont Triad Region and Coastal Region of NC and the Shenandoah Valley Region of Virginia (“VA”). The following table lists the Bank’s branch offices, categorized by region and city.

Piedmont Triad Region:	Piedmont Triad Region (continued):
Greensboro (five offices)	Madison
Lexington (five offices) (1)	Midway
Reidsville (three offices) (1)	Rural Hall (1)
Winston-Salem (three offices) (1)	Tyro
Thomasville (two offices)	Walkertown
Archdale	Wallburg
Clemmons	Welcome
Danbury
Eden	Coastal Region:
High Point	Wilmington (two offices)
Jamestown	Burgaw
Kernersville
King	Shenandoah Valley Region:
Harrisonburg (two offices) (2)

(1)
During the first quarter of 2010, the Bank closed two branches in Lexington and one branch each in Winston-Salem, Reidsville and Rural Hall, as part of a plan to restructure operations in the Piedmont Triad Region.

(2)	On January 27, 2010, the Bank announced that it will close one of its branches in Harrisonburg, VA during the second quarter of 2010.
As of December 31, 2009, the Bank operated 33 branches and two loan production offices in the Piedmont Triad region of North Carolina. The Piedmont Triad region is a 12 county area, located in the rapidly growing interstate corridor between Charlotte, NC and the Research Triangle Park, and has a combined population of approximately 1.6 million people. The Piedmont Triad Region includes the cities of Greensboro, Winston-Salem and High Point, respectively the third, fourth and eighth largest cities in NC.
The Piedmont Triad Region economy, traditionally centered on the textile, furniture and tobacco industries, has transitioned to a more service-oriented economy; successfully diversifying into areas related to transportation, logistics, health care, education and technology. Benefiting the Piedmont Triad Region’s economy are decisions by FedEx to locate a national hub at Piedmont Triad International Airport (“PTIA”), and by Honda Aircraft Company to locate its world headquarters at PTIA.
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
The Piedmont Triad Region is home to numerous institutions of higher education, including Wake Forest University, Wake Forest University Medical Center, North Carolina School of the Arts, Salem College and Winston-Salem State University (Winston-Salem), High Point University (High Point), two members of the University of North Carolina system located in Greensboro; the University of North Carolina at Greensboro and North Carolina A&T State University, and Elon University (Elon). The Piedmont Triad Region is also home to several well respected private institutions, as well as many community colleges and technical schools. All are recognized for academic excellence and enhance the Piedmont Triad Region’s business development efforts, particularly in the field of biotechnology.

As of June 30, 2009, the Bank was the largest community bank in the Piedmont Triad Region, based on deposit market share.
As of December 31, 2009, the Bank operated three branches in the Coastal Region, which includes Pender County and New Hanover County, located on the Southeast coast of NC. Wilmington is the county seat and industrial center of New Hanover County. A historic seaport and a popular tourism destination, Wilmington has diversified and developed into a major resort area, a busy sea port (one of NC’s two deep water ports), a light manufacturing center, a chemical manufacturing center and the distribution hub of southeastern NC. During the past 20 years, the Wilmington area has experienced extensive industrial development and growth in the service and trade sectors. Industries in the Wilmington region produce fiber optic cables for the communications industry; aircraft engine parts; pharmaceuticals; nuclear fuel components; and various textile products. The motion picture industry has a significant presence in the Wilmington area. Wilmington also serves as a regional retail center, a regional medical center and the home of the University of North Carolina at Wilmington.
The total population of New Hanover County is approximately 190,000. The County is served by Interstate 40 and U.S. Highways 17 and 74, major rail connections and national and regional airlines through facilities at the New Hanover International Airport, located near Wilmington.
As of December 31, 2009, the Bank operated two branches and one loan production office in its Shenandoah Valley Region, serving the counties of Rockingham and Augusta, VA. Harrisonburg is the county seat of Rockingham County, centrally located in the Shenandoah Valley in west central VA. With a population of approximately 40,000, Harrisonburg is an important educational, industrial, retail, tourism, commercial, agricultural and governmental center, and is home to five colleges and universities, including James Madison University. Interstate 81, several primary U.S. highways, the Shenandoah Valley Regional Airport and a major rail connection serve the area.
The following table reflects the Bank’s deposits and branch locations by region at December 31, 2009, and the Bank’s rank, by deposit market share as of June 30, 2009 (deposits in thousands):
Deposit Market Share and Branch Locations
December 31, 2009

		Number of	Deposit Market
Region	Deposits	Branches	Share Rank (1)
Piedmont Triad	$1,320,357	33	1
Coastal	109,941	3	3
Shenandoah Valley	69,012	2	4

(1)	As of June 30, 2009. Rank for community financial institutions; excludes banks greater than $10 billion in assets.
Deposits
The Bank offers a variety of deposit products to small and medium-sized businesses and retail clients at interest rates generally competitive with local market conditions. The table below sets forth the mix of depository accounts at the Bank as a percentage of total deposits of the Bank at the dates indicated.

	As of December 31,
	2009	2008	2007
Noninterest-bearing demand	10.4%	9.0%	10.8%
Savings, NOW, MMI	44.6	36.9	39.2
Certificates of deposit	45.0	54.1	50.0

	100.0%	100.0%	100.0%

The Bank accepts deposits at its banking offices, all of which have automated teller machines (“ATMs”). Its memberships in multiple ATM networks allow customers access to their depository accounts from ATM facilities throughout the United States. Competitive fees are charged for the use of its ATM facilities by customers not having an account with the Bank. Deposit flows are controlled primarily through the pricing of such deposits.
At December 31, 2009, the Bank had $239.1 million in certificates of deposit of $100,000 or more. The Bank is a member of an electronic network that allows it to post interest rates and attract certificates of deposit nationally. It also utilizes brokered deposits and deposits obtained through the Promontory InterFinancial Network, also known as CDARS, to supplement in-market deposit growth. The accompanying table presents the scheduled maturities of time deposits of $100,000 or more at December 31, 2009.

Scheduled maturity of time deposits of $100,000 or more
(In thousands)
Less than three months	$105,231
Three through six months	55,213
Seven through twelve months	56,367
Over twelve months	22,246

Total time deposits — $100,000 or more	$239,057

See also Note 7 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Marketing
The Bank focuses its marketing efforts on small- to medium-sized businesses and retail clients, and on achieving certain strategic objectives, including increasing non-interest income and growing core deposits and loans. The Bank promotes its brand through its association with the Greensboro minor league baseball team and stadium (NewBridge Bank Park), traditional advertising and promotions, sponsorship of local events and other community-focused campaigns.
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
In the Piedmont Triad Region, as of June 30, 2009, Bancorp competed with 33 commercial banks and savings institutions, as well as numerous credit unions. As of that date, Bancorp competed with 19 commercial banks and savings institutions, and several credit unions, in the Coastal Region and 16 commercial banks and several credit unions in the Shenandoah Valley Region.

Employees
At December 31, 2009, Bancorp and its subsidiaries had 494 full time equivalent employees, all of whom were compensated by the Bank or its subsidiaries. None of Bancorp’s employees are represented by a collective bargaining unit, and Bancorp has not recently experienced any type of strike or labor dispute. Bancorp considers its relationship with its employees to be good.
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
General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the Federal Deposit Insurance Corporation (the “FDIC”) insurance fund in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank’s total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. Bancorp, as a registered bank holding company, is subject to the regulation of the Board of Governors of the Federal Reserve System (“Federal Reserve”). Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve, under the BHCA, also has the authority to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the holding company.
As a result of Bancorp’s ownership of the Bank, Bancorp is also registered under the bank holding company laws of North Carolina. Accordingly, Bancorp is subject to supervision and regulation by the North Carolina Commissioner of Banks (the “Commissioner”).
U.S. Treasury Capital Purchase Program. Pursuant to the U.S. Department of the Treasury (the “U.S. Treasury”) Capital Purchase Program (the “CPP”), on December 12, 2008, Bancorp issued and sold to the U.S. Treasury (i) 52,372 shares of Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 2,567,255 shares of Bancorp’s common stock, par value $5.00 per share, for an aggregate purchase price of $52,372,000 in cash. The Securities Purchase Agreement, dated December 12, 2008, pursuant to which the securities issued to the U.S. Treasury under the CPP were sold, currently restricts Bancorp, without the prior approval of the U.S. Treasury, from increasing dividends payable on its common stock from the last quarterly cash dividend per share ($0.05) declared on the common stock prior to October 14, 2008, limits Bancorp’s ability to repurchase shares of its common stock (with certain exceptions, including the repurchase of its common stock to offset share dilution from equity-based compensation awards), grants the holders of the Series A Preferred Stock, the Warrant and the common stock of Bancorp to be issued under the Warrant, certain registration rights, and subjects Bancorp to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (“EESA”), the American Recovery and Reinvestment Act of 2009 (“ARRA”) and subsequent regulations issued by the U.S. Treasury.
Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock less certain goodwill items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum. Bancorp exceeded all applicable minimum capital adequacy guidelines as of December 31, 2009.
Capital Requirements for the Bank. The Bank, as a NC commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a FDIC insured commercial bank that is not a member of the Federal Reserve, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable minimum capital requirements as of December 31, 2009.
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
The ability of Bancorp to pay dividends or repurchase shares is dependent upon Bancorp’s receipt of dividends from the Bank. NC commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. NC commercial banks may only pay dividends from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by NC law. The Bank is currently restricted from paying dividends to Bancorp unless it receives advance approval from the FDIC and the Commissioner. Also, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).
During 2008, the Company first reduced its quarterly cash dividend, and later suspended the payment of cash dividends. As a result of the Company’s participation in the CPP, the Company currently requires prior approval of the U.S. Treasury to increase dividends payable on its common stock to more than the last quarterly cash dividend ($0.05 per share) declared prior to October 14, 2008.
Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Deposit Insurance Fund, such as the Bank, is specified in a schedule required to be issued by the FDIC. In 2009, FDIC assessments for deposit insurance ranged from 12 to 50 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. During the first quarter of 2009, the FDIC instituted a one-time special assessment equal to 5 cents per $100 of domestic deposits on FDIC insured institutions, which resulted in an additional $970,000 in FDIC insurance expense for 2009. The assessment rate schedule can change from time to time at the discretion of the FDIC, subject to certain limits. On November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of estimated deposit insurance premiums by December 31, 2009. The FDIC exempted the Bank from this rule, and the Bank continues to pay premiums on a quarterly basis.
Federal Home Loan Bank System. The Federal Home Loan Bank (“FHLB”) system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta. At December 31, 2009, the Bank was in compliance with these requirements.
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
Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized”. Under the regulations, an institution is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (B) “significantly undercapitalized” if the institution has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2009, the Bank had the requisite capital levels to qualify as “well capitalized”.
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
Loans to One Borrower. The Bank is subject to the loans to one borrower limits imposed by the Commissioner, which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the Bank. At December 31, 2009, this limit was $32.3 million. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and unimpaired surplus, or $21.5 million.
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
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act (“SOX”) was signed into law in 2002 and addresses accounting, corporate governance and disclosure issues. The impact of SOX is wide-ranging as it applies to all public companies and imposes significant requirements for public company governance and disclosure requirements.

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
Additionally, Bancorp’s corporate governance policies, including the charters of the Audit and Risk Management, Compensation, and Corporate Governance and Nominating Committees, the Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Business Conduct and Ethics for CEO and Senior Financial Officers may also be found under the “Investor Relations” section of Bancorp’s website. A written copy of the foregoing corporate governance policies is available upon written request to Bancorp.

Item 1A.	Risk Factors
An investment in Bancorp’s common stock is subject to risks inherent in Bancorp’s business. The material risks and uncertainties that management believes affect Bancorp are described below. Before making an investment decision, you should carefully consider these risks and uncertainties, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K. These risks and uncertainties are not the only ones facing Bancorp. Additional risks and uncertainties that management is not aware of or focused on, or that management currently deems immaterial may also impair Bancorp’s business operations. This report is qualified in its entirety by these risk factors.
If any of the following risks actually occur, Bancorp’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of Bancorp’s common stock could decline significantly, and you could lose all or part of your investment.
Risks Related to Recent Economic Conditions and Governmental Response Efforts
Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally. The global, U.S. and North Carolina economies are continuing to experience significantly reduced business activity and consumer spending as a result of, among other factors, disruptions in the capital and credit markets that first occurred during 2008. Since 2008, dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:
•	a decrease in the demand for loans or other products and services offered by us;

•	a decrease in the value of our loans or other assets secured by consumer or commercial real estate;

•	a decrease in deposit balances due to overall reductions in the accounts of customers;

•	an impairment of certain intangible assets or investment securities;

•	a decreased ability to raise additional capital on terms acceptable to us or at all; or

•
an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses, which would reduce our earnings.

Until conditions improve, we expect our business, financial condition and results of operations to continue to be adversely affected.
Increases in FDIC insurance premiums may adversely affect Bancorp’s net income and profitability. Since 2008, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the FDIC instituted two temporary programs to further insure customer deposits at FDIC insured banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and noninterest-bearing transactional accounts are currently fully insured (unlimited coverage). These programs have placed additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of estimated deposit insurance premiums by December 31, 2009. The FDIC exempted the Bank from this prepayment requirement, and the Bank continues to pay these premiums on a quarterly basis. Bancorp is generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are additional bank or financial institution failures, or the cost of resolving prior failures exceeds expectations, the Bank may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact Bancorp’s earnings and financial condition.
The capital and credit markets have experienced unprecedented levels of volatility. During the economic downturn, the capital and credit markets experienced extended volatility and disruption. In some cases, the markets produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If these levels of market disruption and volatility continue, worsen or abate and then arise at a later date, Bancorp’s ability to access capital could be materially impaired. Bancorp’s inability to access the capital markets could constrain the Bank’s ability to make new loans, to meet the Bank’s existing lending commitments and, ultimately jeopardize the Bank’s overall liquidity and capitalization.
Additional requirements under our regulatory framework, especially those imposed under ARRA, EESA or other legislation or regulations intended to strengthen the U.S. financial system, could adversely affect us. Recent government efforts to strengthen the U.S. financial system, including the implementation of ARRA, EESA, the TLGP and special assessments imposed by the FDIC, subject participants to additional regulatory fees and requirements, including corporate governance requirements, executive compensation restrictions, restrictions on declaring or paying dividends, restrictions on share repurchases, limits on executive compensation tax deductions and prohibitions against golden parachute payments. These requirements, and any other requirements that may be subsequently imposed, may have a material and adverse affect on our business, financial condition, and results of operations.
Our participation in the CPP imposes restrictions and obligations on us that limit our ability to increase dividends, repurchase shares of our common stock and access the capital markets. On December 12, 2008, we issued and sold (i) 52,372 shares of Series A Preferred Stock and (ii) a Warrant to purchase 2,567,255 shares of Bancorp’s common stock, par value $5.00 per share, to the U.S. Treasury as part of its CPP. Prior to December 12, 2011, unless we have redeemed all of the Series A Preferred Stock or the U.S. Treasury has transferred all of the Series A Preferred Stock to a third party, the Securities Purchase Agreement pursuant to which such securities were sold, among other things, limits the payment of dividends on our common stock to a maximum quarterly dividend of $0.05 per share without prior regulatory approval, limits our ability to repurchase shares of our common stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based compensation awards), and grants the holders of such securities certain registration rights which, in certain circumstances, impose lock-up periods during which we would be unable to issue equity securities. In addition, unless we are able to redeem the Series A Preferred Stock during the first five years, the dividends on this capital will increase substantially at that point, from 5% to 9%. Depending on market conditions at the time, this increase in dividends could significantly impact our liquidity.
The limitations on incentive compensation contained in the ARRA and subsequent regulations may adversely affect our ability to retain our highest performing employees. In the case of a company such as Bancorp that received CPP funds, the ARRA, and subsequent regulations issued by the U.S. Treasury, contain restrictions on bonus and other incentive compensation payable to the company’s senior executive officers. As a consequence, we may be unable to create a compensation structure that permits us to retain our highest performing employees and attract new employees of a high caliber. If this were to occur, our businesses and results of operations could be adversely affected.
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
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and other institutional clients.
From time to time, we utilize derivative financial instruments, primarily to hedge our exposure to changes in interest rates, but also to hedge cash flow. By entering into these transactions and derivative instrument contracts, we expose ourselves to counterparty credit risk in the event of default of our counterparty or client. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to us, which creates credit risk for us. We attempt to minimize this risk by selecting counterparties with investment grade credit ratings, limiting our exposure to any single counterparty and regularly monitoring our market position with each counterparty. Nonetheless, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan due us. There is no assurance that any such losses would not materially and adversely affect our businesses, financial condition or results of operations.
Market developments may adversely affect our industry, business and results of operations. Significant declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Bancorp has experienced significant challenges, its credit quality has deteriorated and its net income and results of operations have been adversely impacted. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. Although to date Bancorp and the Bank remain “well capitalized,” and have performed better than many of their peers, we are part of the financial system and a systemic lack of available credit, a lack of confidence in the financial sector, increased volatility in the financial markets and/or reduced business activity could materially adversely affect our business, financial condition and results of operations.
Risks Associated with Our Business
We rely on dividends from the Bank for most of our revenue. Bancorp is a separate and distinct legal entity from the Bank. Bancorp receives substantially all of its revenue from dividends received from the Bank. These dividends are the principal source of funds to pay dividends on Bancorp’s common and preferred stock, and interest and principal on its outstanding debt securities. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to Bancorp. In the event the Bank is unable to pay dividends to Bancorp, Bancorp may not be able to service debt, pay obligations, or pay dividends on Bancorp’s common stock. The inability to receive dividends from the Bank could have a material adverse effect on Bancorp’s business, financial condition and results of operations. See Item 1 “Business — Supervision and Regulation” and Note 19 of the Notes to the Consolidated Financial Statements.
The Bank is exposed to risks in connection with the loans it makes. A significant source of risk for Bancorp and the Bank arises from the possibility that losses will be sustained by the Bank because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Bank has underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that it believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying its loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect the Bank’s results of operations.
Our allowance for loan losses may be insufficient. All borrowers carry the potential to default and our remedies to recover (seizure and/or sale of collateral, legal actions, guarantees, etc.) may not fully satisfy money previously lent. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance for loan losses reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional loan charge offs, based on judgments different than those of management. An increase in the allowance for loan losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our financial condition and results of operations.
If the value of real estate in the markets we serve were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us. At December 31, 2009, our loans secured by real estate totaled $1.22 billion, or 83.4% of total loans. With these loans concentrated within our three markets, the Piedmont Triad Region, Coastal Region and Shenandoah Valley Region, a decline in local economic conditions in these markets could adversely affect the value of the real estate collateral securing our loans. A decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. See Allocation of Allowance for Credit Losses in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion related to the Bank’s process for determining the appropriate level of the allowance for possible credit losses. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would negatively impact our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies, and natural disasters.
Our commercial real estate lending may expose us to risk of loss and hurt our earnings and profitability. We regularly make loans secured by commercial real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to-four family residential mortgage loans. Further, loans secured by commercial real estate properties are generally for larger amounts and involve a greater degree of risk than one to four family residential mortgage loans. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy. In addition, many economists believe that deterioration in income producing commercial real estate is likely to worsen as vacancy rates continue to rise and absorption rates of existing square footage continue to decline. Because of the current general economic slowdown, these loans represent higher risk, could result in an increase in our total net-charge offs and could require us to increase our allowance for loan losses, which could have a material adverse effect on our financial condition or results of operations. At December 31, 2009, our loans secured by commercial real estate totaled $636.5 million, which represented 43.5% of total loans, which is below the average percentage concentration for our peer group. For the year ended December 31, 2009, we had net charge-offs of loans secured by commercial real estate of $18.9 million, an increase of $8.7 million when compared to the same year-ago period. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.
Our construction loans and land development loans involve a higher degree of risk than other segments of our loan portfolio. A portion of our commercial real estate portfolio described above is comprised of construction loans and land development loans. Construction financing typically involves a higher degree of credit risk than other commercial real estate lending. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction and the bid price and estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal. Although our underwriting criteria are designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will safeguard against material delinquencies and losses to our operations. Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all. At December 31, 2009, we had loans of $177.3 million, or 12.1% of total loans, outstanding to finance construction and land development, which is below the average percentage concentration for our peer group. For the year ended December 31, 2009, we had net charge-offs of construction and land development loans of $11.6 million, an increase of $4.4 million when compared to the same year-ago period.
Our lending on unimproved land may expose us to a greater risk of loss and may have an adverse effect on results of operations. A portion of our residential and commercial lending is secured by unimproved land. Loans secured by unimproved land are generally more risky than loans secured by improved property for one to four family residential mortgage loans. Since unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business. These loans are susceptible to adverse conditions in the real estate market and local economy. At December 31, 2009, loans secured by unimproved property totaled $44.7 million, or 3.1% of our loan portfolio.
If the Bank loses key employees with significant business contacts in its market areas, its business may suffer. The Bank’s success is largely dependent on the personal contacts of our officers and employees in its market areas. If the Bank loses key employees temporarily or permanently, this could have a material adverse effect on the business. The Bank could be particularly affected if its key employees go to work for competitors. The Bank’s future success depends on the continued contributions of its existing senior management personnel, many of whom have significant local experience and contacts in its market areas. The Bank has employment agreements or non-competition agreements with several of its senior and executive officers in an attempt to partially mitigate this risk.
Bancorp’s growth strategy may not be successful. As a strategy, Bancorp seeks to increase the size of its franchise by pursuing business development opportunities. Bancorp can provide no assurance that it will be successful in increasing the volume of Bancorp’s loans and deposits at acceptable risk levels and upon acceptable terms, expanding its asset base while managing the costs and implementation risks associated with this growth strategy. There can be no assurance that any expansion will be profitable or that Bancorp will be able to sustain its growth, either through internal growth or through successful expansions of its banking markets, or that Bancorp will be able to maintain sufficient levels of capital to support its continued growth. If further deterioration of the Bank’s credit quality should occur, the need to preserve capital levels above the minimum to be deemed “well capitalized” could further restrict the Bank’s ability to pursue a growth strategy.
The Bank is subject to interest rate risk. The Bank’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and investment securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Bank’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Bank receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Bank’s ability to originate loans and obtain deposits, (ii) the fair value of the Bank’s financial assets and liabilities, and (iii) the average duration of certain of the Bank’s interest-rate sensitive assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Bank’s net interest income and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, there are costs associated with the Bank’s risk management techniques, and these costs could be material. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of the Bank’s ability to continue to maintain a consistent, positive spread between the interest earned on the Bank’s earning assets and the interest paid on the Bank’s interest-bearing liabilities. See Item 7A Quantitative and Qualitative Disclosures about Market Risk for further discussion related to Bancorp’s management of interest rate risk.
We may face increasing deposit-pricing pressures, which may, among other things, reduce our profitability. Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market or other non-depository investments, as providing superior expected returns or seek to spread their deposits over several banks to maximize FDIC insurance coverage. Furthermore, technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments, including products offered by other financial institutions or non-bank service providers. Additional increases in short-term interest rates could increase transfers of deposits to higher yielding deposits. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When bank customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, or spread their accounts over several banks, we can lose a relatively inexpensive source of funds, thus increasing our funding costs.
Bancorp’s operating results and financial condition would likely suffer if there is deterioration in the general economic condition of the areas in which the Bank does business. Unlike larger national or other regional banks that are more geographically diversified, the Bank primarily provides services to customers located in the Piedmont Triad Region and Coastal Region in NC and the Shenandoah Valley Region in VA. Because the Bank’s lending and deposit-gathering activities are concentrated in these markets, particularly the Piedmont Triad Region, the Bank will be affected by the business activity, population, income levels, deposits and real estate activity in these markets. Adverse developments in local industries have had and could continue to have a negative affect on the Bank’s financial condition and results of operations. Even though the Bank’s customers’ business and financial interest may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce the Bank’s growth rate, affect the ability of the Bank’s customers to repay their loans and generally affect Bancorp’s financial condition and results of operations. A further decline in general economic conditions in the Bank’s market areas, caused by inflation, recession, unemployment or other factors which are beyond the Bank’s control would also impact these local economic conditions and could have an adverse affect on Bancorp’s financial condition and results of operations.
Bancorp and the Bank compete with much larger companies for some of the same business. The banking and financial services business in our market areas continues to be a competitive field and it is becoming more competitive as a result of:
•	Changes in regulations;

•	Changes in technology and product delivery systems; and

•	The accelerating pace of consolidation among financial services providers.
We may not be able to compete effectively in our markets, and our results of operations could be adversely affected by the nature or pace of change in competition. We compete for loans, deposits and customers with various bank and nonbank financial services providers, many of which are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services.

Negative publicity could damage our reputation. Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct.
The Bank is subject to environmental liability risk associated with lending activities. A significant portion of the Bank’s loan portfolio is secured by real property. During the ordinary course of business, the Bank may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Bank may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Bank to incur substantial expenses and may materially reduce the affected property’s value or limit the Bank’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations of enforcement policies with respect to existing laws may increase the Bank’s exposure to environmental liability. Although the Bank has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on Bancorp’s financial condition and results of operations.
Financial services companies depend on the accuracy and completeness of information about customers and counterparties. In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. We may also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could cause us to enter into unfavorable transactions, which could have a material adverse effect on our financial condition and results of operations.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, results of operations and cash flows. Liquidity is essential to our business. Our ability to implement our business strategy will depend on our ability to obtain funding for loan originations, working capital, possible acquisitions and other general corporate purposes. An inability to raise funds through deposits, borrowings, securities sold under repurchase agreements, the sale of loans and other sources could have a substantial negative effect on our liquidity. We do not anticipate that our retail and commercial deposits will be sufficient to meet our funding needs in the foreseeable future. We therefore rely on deposits obtained through intermediaries, FHLB advances, securities sold under agreements to repurchase and other wholesale funding sources to obtain the funds necessary to implement our growth strategy.
Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general, including a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. To the extent we are not successful in obtaining such funding, we will be unable to implement our strategy as planned which could have a material adverse effect on our financial condition, results of operations and cash flows.
Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition. Our accounting policies are fundamental to understanding our financial results and condition. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.
From time to time the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report our results of operations and financial condition. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.
Impairment of investment securities, certain other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations. In assessing the impairment of investment securities, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, and the intent and ability of Bancorp to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Under current accounting standards, certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. Assessment of certain other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.
Core processing system conversion planned. The Bank plans to convert its core processing system during 2010 in order to enhance its level of customer service and internal efficiency. The replacement of our core processing systems has wide-reaching impacts on our internal operations and business. We can provide no assurance that the amount of this investment will not exceed our expectations and result in materially increased levels of expense or asset impairment charges. There is no assurance that this initiative will achieve the expected cost savings or result in a positive return on our investment. Additionally, if our new core system does not operate as intended, or is not implemented as planned, there could be disruptions in our business which could adversely affect our financial condition and results of operations.
Technological advances impact Bancorp’s business. The banking industry continues to undergo technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Bancorp’s future success will depend, in part, on our ability to address the needs of the Bank’s customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations. Many competitors have substantially greater resources to invest in technological improvements. The Bank may not be able to effectively implement new technology-driven products and services or successfully market such products and services to its customers.
We rely on other companies to provide key components of our business infrastructure. Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors could also entail significant delay and expense.
Our information systems may experience an interruption or breach in security. We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
Government regulations may prevent or impair Bancorp’s ability to pay dividends, engage in mergers or operate in other ways. Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. The Bank is subject to supervision and periodic examination by the FDIC and the Commissioner. Bancorp is subject to regulation by the Federal Reserve and the Commissioner. Banking regulations, designed primarily for the protection of depositors, may limit the growth and the return to Bancorp’s stockholders by restricting certain activities, such as:
•	The payment of dividends to our stockholders;

•	Possible mergers with or acquisitions of or by other institutions;

•	Our desired investments;

•	Loans and interest rates on loans;

•	Interest rates paid on our deposits;

•	The possible expansion of our branch offices; and

•	Our ability to provide securities or trust services.
The Bank also is subject to capitalization guidelines set forth in federal legislation, and could be subject to enforcement actions to the extent that it is found by regulatory examiners to be undercapitalized. Bancorp cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on Bancorp’s future business and earnings prospects. The cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.
Unpredictable catastrophic events could have a material adverse effect on Bancorp. The occurrence of catastrophic events such as hurricanes, tropical storms, earthquakes, pandemic disease, windstorms, floods, severe winter weather (including snow, freezing water, ice storms and blizzards), fires and other catastrophes could adversely affect Bancorp’s consolidated financial condition or results of operations. Unpredictable natural and other disasters could have an adverse effect on the Bank in that such events could materially disrupt its operations or the ability or willingness of its customers to access the financial services offered by the Bank. The incidence and severity of catastrophes are inherently unpredictable. Although the Bank carries insurance to mitigate its exposure to certain catastrophic events, these events could nevertheless reduce Bancorp’s earnings and cause volatility in its financial results for any fiscal quarter or year and have a material adverse effect on Bancorp’s financial condition and/or results of operations.
Risks Related to our Common Stock
Our stock price can be volatile. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:
•	Actual or anticipated variations in quarterly results of operations;

•	Recommendations by securities analysts;

•	Operating results and stock price performance of other companies that investors deem comparable to us;

•	News reports relating to trends, concerns, and other issues in the financial services industry;

•	Perceptions in the marketplace regarding us and/or our competitors;

•	New technology used or services offered by competitors;

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors; and

•	Changes in government regulations.
General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends, could also cause our stock price to decrease regardless of operating results.
Bancorp’s trading volume is low compared with larger national and regional banks. Bancorp’s common stock is traded on the NASDAQ Global Select Market. However, the trading volume of Bancorp’s common stock is relatively low when compared with more seasoned companies listed on the NASDAQ, the NYSE or other consolidated reporting systems or stock exchanges. Thus, the market in Bancorp’s common stock may be limited in scope relative to other larger companies. In addition, Bancorp cannot say with any certainty that a more active and liquid trading market for its common stock will develop.
Bancorp has issued preferred stock and subordinated debentures, all of which rank senior to our common stock. Bancorp has issued 52,372 shares of Series A Preferred Stock. This series of preferred stock ranks senior to shares of our common stock. As a result, Bancorp must make dividend payments on the preferred stock before any dividends can be paid on the common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders the preferred stock must be satisfied before any distributions can be made on the common stock. If Bancorp does not remain current in the payment of dividends on the Series A Preferred Stock, no dividends may be paid on the common stock. In addition, Bancorp has issued $25.8 million in subordinated debentures in connection with its issuance of trust preferred securities. These debentures also rank senior to the common stock.
Our preferred stock reduces net income available to holders of our common stock and earnings per common share and the Warrant may be dilutive to holders of our common stock. The dividends declared on our preferred stock will reduce any net income available to holders of common stock and our earnings per common share. The preferred stock will also receive preferential treatment in the event of sale, merger, liquidation, dissolution or winding up of our company. Additionally, the ownership interest of holders of our common stock will be diluted to the extent the Warrant is exercised.
There may be future sales of additional common stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our common stock. We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market value of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or the perception that such sales could occur.
There may be future issuances of additional subordinated debentures, which may adversely affect the market price of our common stock. We may issue additional subordinated debentures in connection with the issuance of additional trust preferred securities. Such additional debentures would rank senior to the common stock. The market value of our common stock could decline as a result of future issuances or the perception that such issuances could occur.
Our common stock is not FDIC insured. Bancorp’s common stock is not a savings or deposit account or other obligation of any bank and is not insured by the FDIC or any other governmental agency and is subject to investment risk, including the possible loss of principal. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, holders of our common stock may lose some or all of their investment.

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
Bancorp and the Bank’s executive offices are located at 1501 Highwoods Boulevard in Greensboro, NC. The Bank’s principal support and operational functions are located at 38 West First Avenue, Lexington, NC and 202 South Main Street in Reidsville, NC. On December 31, 2009, the Bank operated 38 branch offices and two loan production offices in its three markets: the Piedmont Triad Region and Coastal Region of NC and the Shenandoah Valley Region of VA. The location of the Bank’s executive and banking offices, their form of occupancy, deposits as of December 31, 2009, and year opened, is described in the accompanying table:

Location	Owned or Leased	Deposits	Year
		(in thousands)
1501 Highwoods Boulevard, Greensboro, NC (1)	Leased	$—	2004
38 West First Avenue, Lexington, NC (2)	Owned	183,940	1949
202 South Main Street, Reidsville, NC (3)	Owned	71,699	1910
11651-D North Main Street, Archdale, NC	Owned	12,450	2003
301 East Fremont Street, Burgaw, NC	Leased	36,808	1999
2386 Lewisville-Clemmons Road, Clemmons, NC	Owned	20,621	2001
1101 North Main Street, Danbury, NC	Owned	20,679	1997
801 South Van Buren Road, Eden, NC	Owned	56,276	1996
2132 New Garden Road, Greensboro, NC	Owned	81,055	1997
4638 Hicone Road, Greensboro, NC	Owned	33,487	2000
3202 Randleman Road, Greensboro, NC	Owned	46,231	2000
1702 Battleground Avenue, Greensboro, NC	Owned	13,687	2008
201 North Elm Street, Greensboro, NC	Leased	46	2009
200 Westchester Drive, High Point, NC	Owned	35,806	2001
120 East Main Street, Jamestown, NC	Owned	28,215	2004
131 East Mountain Street, Kernersville, NC	Leased	18,468	1997
647 South Main Street, King, NC	Owned	45,017	1997
1926 Cotton Grove Road, Lexington, NC	Owned	33,575	1968
500 South Main Street, Lexington, NC (4)	Leased	—	2004
285 Talbert Boulevard, Lexington, NC (5)	Owned	18,902	1983
60 New U.S. Highway 64 West, Lexington, NC (5)	Leased	30,799	1969
605 North Highway Street, Madison, NC	Owned	31,021	1997
11492 Old U.S. Highway 52, Midway, NC	Owned	30,944	1973
1646 Freeway Drive, Reidsville, NC	Owned	56,658	1972
202 Turner Drive, Reidsville, NC (4) (5)	Owned	26,887	1969
8055 Broad Street, Rural Hall, NC (5)	Owned	14,408	1997
724 National Highway, Thomasville, NC	Owned	24,642	1993
941 Randolph Street, Thomasville, NC	Owned	26,763	1987
4481 Highway 150 South, Tyro, NC	Owned	20,705	2002
3000 Old Hollow Road, Walkertown, NC	Owned	23,529	1997
10335 North NC Highway 109, Wallburg, NC	Owned	29,472	1992
6123 Old U.S. Highway 52, Welcome, NC	Owned	51,040	1958
161 South Stratford Road, Winston-Salem, NC	Leased	46,768	1997
3500 Old Salisbury Road, Winston-Salem, NC	Owned	41,263	1978
3384 Robinhood Road, Winston-Salem, NC (5)	Leased	18,491	1997

Location	Owned or Leased	Deposits	Year
		(in thousands)
704 South College Road, Wilmington, NC	Leased	41,894	1997
1001 Military Cutoff Road, Wilmington, NC	Leased	31,239	2006
440 South Main Street, Harrisonburg, VA	Owned	48,943	1988
1925 Reservoir Street, Harrisonburg, VA (6)	Owned	20,069	2003

(1)	Executive offices of Bancorp and the Bank since July 2007 and November 2007, respectively.

(2)	Former headquarters of LSB and LSB Bank. Serves as a full service branch as well as an operations center for the Bank.

(3)	Former headquarters of FNB Southeast. Serves as a full service branch as well as an operations center for the Bank.

(4)	This location is an express drive through facility that only processes transactions and does not open customer accounts.

(5)
During the first quarter of 2010 the Bank closed two branches in Lexington and one branch each in Winston-Salem, Reidsville and Rural Hall, as part of a plan to restructure operations in the Piedmont Triad Region.

(6)	On January 27, 2010 the Bank announced that it will close one of its branches in Harrisonburg, VA during the second quarter of 2010.
Peoples Finance operates from a leased 3,200 square foot, one-story building located at 126 Forest Hill Road, Lexington, NC.
The Bank also operates loan production offices in leased premises in Burlington and Greensboro, NC.
In addition, as of December 31, 2009, the Bank also operated 16 offsite ATM machines in various locations throughout its markets.
Further, on December 31, 2009 the Bank assumed the leases for five offices in connection with the acquisition of the business operations of Bradford Mortgage Company.

Item 3.	Legal Proceedings
In the ordinary course of operations, Bancorp and its subsidiaries are often involved in legal proceedings. In the opinion of management, neither Bancorp nor its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the fourth quarter of Bancorp’s fiscal year ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Prices and Dividend Policies
Bancorp’s common stock is traded on the Global Select Market of the NASDAQ Stock Market (“NASDAQ GSM”) under the symbol “NBBC”. The following table shows the high, low and closing sales prices of Bancorp’s common stock on the NASDAQ GSM, based on published financial sources, for each quarter within the last two fiscal years. The table also indicates the cash dividends paid per share during each quarter within the last two fiscal years. One cash dividend was paid during each of the first three fiscal quarters of 2008. No cash dividends have been paid in any of the last five fiscal quarters.

Quarter ended	High	Low	Close	Dividends Paid
December 31, 2009	$2.78	$1.89	$2.22	$—
September 30, 2009	3.11	1.82	2.74	—
June 30, 2009	2.70	1.39	2.07	—
March 31, 2009	3.04	0.94	2.11	—

December 31, 2008	$6.00	$2.01	$2.38	$—
September 30, 2008	9.11	3.90	4.51	0.05
June 30, 2008	9.60	6.76	6.90	0.17
March 31, 2008	10.99	8.00	8.75	0.17
As of March 10, 2010, there were approximately 7,300 beneficial owners, including 3,331 holders of record, of Bancorp’s common stock.
Holders of Bancorp’s common stock are entitled to receive ratably such dividends as may be declared by Bancorp’s Board of Directors out of legally available funds. The ability of Bancorp’s Board of Directors to declare and pay dividends on its common stock is subject to the terms of applicable North Carolina law and banking regulations. Further, except with the U.S. Treasury’s approval, until such time as Bancorp has redeemed all of the Series A Preferred Stock or the U.S. Treasury has transferred all of the Series A Preferred Stock to a third party, prior to December 12, 2011, the payment of dividends on its common stock is limited to a maximum quarterly dividend of $0.05 per share. Also, Bancorp may not pay dividends on its capital stock if it is in default or has elected to defer payments of interest under its junior subordinated debentures. The declaration and payment of future dividends to holders of Bancorp’s common stock will also depend upon Bancorp’s earnings and financial condition, the capital requirements of Bancorp’s subsidiaries, regulatory conditions and other factors as Bancorp’s Board of Directors may deem relevant. For a further discussion as to restrictions on Bancorp and the Bank’s ability to pay dividends, please refer to “Item 1 – Supervision and Regulation”.
The following table sets forth certain information regarding outstanding options and shares available for future issuance under equity compensation plans as of December 31, 2009. Individual equity compensation arrangements are aggregated and included within this table. This table excludes any plan, contract or arrangement that provides for the issuance of options, warrants or other rights that are given to Bancorp’s shareholders on a pro rata basis and any employee benefit plan that is intended to meet the qualification requirements of Section 401(a) of the Code.

Number of Shares Remaining Available for Future Issuance under Equity
	Number of Shares to be	Weighted-Average	Compensation Plans
	Issued Upon Exercise of	Exercise Price of	(excluding shares
	Outstanding Options,	Outstanding Options,	reflected in
	Warrants and Rights	Warrants and Rights	column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Shareholders (1)	896,991	$14.45	1,364,718

Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	896,991	$14.45	1,364,718

(1)	Includes 568,925 shares to be issued upon the exercise of outstanding options, warrants and rights assumed in connection with the Merger and having a weighted average exercise price of $13.36.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Bancorp did not repurchase any of its equity securities during 2009.
Recent Sales of Unregistered Securities
Except as previously reported in a Current Report on Form 8-K, Bancorp did not sell any of its equity securities in the last fiscal year which were not registered under the Securities Act of 1933, as amended.

FIVE-YEAR STOCK PERFORMANCE TABLE
     The following table illustrates the cumulative total shareholder return on Bancorp’s common stock over the five-year period ended December 31, 2009 and the cumulative total return over the same period of the S&P 500 Index (U.S.) and The Carson Medlin Company Independent Bank Index of 25 independent community banks located in eight southeastern states. The table assumes $100 originally invested on December 31, 2004 and that all subsequent dividends were reinvested in additional shares.
NEWBRIDGE BANCORP
Comparison of Cumulative Total Shareholder Return
Years Ended December 31

	2004	2005	2006	2007	2008	2009

NewBridge Bancorp	100	109	108	73	17	16

The Carson Medlin Company’s Independent Bank Index[1]	100	108	125	91	73	85

S&P 500 Index	100	105	121	128	81	102

1
The Carson Medlin Company’s Independent Bank Index is the compilation of the total return to shareholders over the past five years of a group of 25 independent community banks located in the southeastern states of Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, Virginia and West Virginia. The total five year return was calculated for each of the banks in the peer group taking into consideration changes in stock price, cash dividends, stock dividends and stock splits since December 31, 2004. The individual results were then weighted by the market capitalization of each bank relative to the entire peer group. The total return approach and the weighting based upon market capitalization are consistent with the preparation of the S&P 500 total return index.

Item 6. Selected Financial Data
The following table should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and “Item 8 — Financial Statements and Supplementary Data,” which begin on page 29 and page 54 below, respectively.

			Years Ended December 31
(In thousands, except per share data and performance
measures)	2009	2008	2007	2006	2005
SUMMARY OF OPERATIONS
Interest income	$98,500	$117,286	$97,621	$67,323	$60,425
Interest expense	39,156	53,852	42,368	24,195	16,726

Net interest income	59,344	63,434	55,253	43,128	43,699
Provision for credit losses	35,749	25,262	18,952	5,510	3,219

Net interest income after provision for credit losses	23,595	38,172	36,301	37,618	40,480
Noninterest income	19,177	20,630	14,998	14,290	13,792
Goodwill impairment	—	50,437	—	—	—
Noninterest expense	69,546	72,191	62,356	43,324	39,770

Income (loss) before income taxes	(26,774)	(63,826)	(11,057)	8,584	14,502
Income taxes	(11,641)	(6,924)	(5,394)	2,584	4,865

Net income (loss)	(15,133)	(56,902)	(5,663)	6,000	9,637
Dividends and accretion on preferred stock	(2,917)	(170)	—	—	—

Net income (loss) available to common shareholders	$(18,050)	$(57,072)	$(5,663)	$6,000	$9,637

Cash dividends declared	$—	$6,106	$8,255	$5,755	$5,805

SELECTED YEAR END ASSETS AND LIABILITIES
Investment Securities	$325,339	$288,572	$369,423	$147,129	$128,159
Loans, net of unearned income	1,463,094	1,604,525	1,490,084	759,978	755,398
Assets	1,946,526	2,078,627	2,057,358	987,746	975,795
Deposits	1,499,310	1,663,463	1,627,720	817,683	822,173
Shareholders’ equity	164,604	179,236	193,153	89,309	91,829
PERFORMANCE MEASURES
Net income (loss) to average total assets	(0.88)%	(2.72)%	(0.40)%	0.61%	1.00%
Net income (loss) to average shareholders’ equity	(11.75)	(29.38)	(3.76)	6.47	10.49
Dividend payout	—	N/M	N/M	95.92	60.24
Average shareholders’ equity to average total assets	8.30	9.25	9.18	9.44	9.53
Average tangible shareholders’ equity to average tangible total assets	8.05	6.73	7.51	9.40	9.49
PER SHARE DATA
Earnings (loss) per share:
Basic	$(1.15)	$(3.64)	$(0.49)	$0.71	$1.13
Diluted	(1.15)	(3.64)	(0.49)	0.71	1.12
Cash dividends declared	—	0.39	0.68	0.68	0.68
Book value at end of year	7.17	8.10	12.30	10.60	10.77
Tangible book value at end of year	6.83	7.72	9.10	10.54	10.71

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of Bancorp’s consolidated financial condition and results of operations and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in forward-looking statements as a result of various factors. The following discussion is intended to assist in understanding the consolidated financial condition and results of operations of Bancorp.
Bancorp’s principal source of income is from dividends declared and paid by the Bank on its issued and outstanding capital stock. The majority of Bancorp’s operations occur at the Bank level. Throughout this discussion, and elsewhere in this Annual Report on Form 10-K, results of operations will often be discussed by referring to the Bank’s operations, unless a specific reference is made to Bancorp and its operating results apart from those of the Bank.
Executive Overview
The year ended December 31, 2009 was another challenging year for the U.S., including the areas served by the Bank, which continued to suffer from the effects of the economic down-turn that began more than a year earlier. A depressed real estate market, increasing numbers of foreclosures, historically high levels of unemployment, and reduced business activity and consumer spending resulted in significant write-downs of asset values by financial institutions, in turn causing many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.
Despite these difficult economic conditions, we experienced a number of successes during 2009, including:
•	Returning to profitability during the fourth quarter of 2009;

•	Achieving significant reductions in operating and credit-related costs;

•	Establishing an allowance for credit losses that compares favorable with peer institutions through early recognition of credit losses;

•	Completing the acquisition of the business operations of Bradford Mortgage Company; and

•	Maintaining Bancorp’s and the Bank’s capital levels well above the regulatory levels required to be considered “well capitalized.”
Our goal is to put this adverse credit cycle behind us as quickly as possible, through early recognition of credit losses. We believe we have been largely successful in identifying and taking aggressive action with our problem credits, and have positioned Bancorp to take advantage of opportunities that arise when we emerge from the recession and to reward our shareholders.
Our Community Bank Strategy and Operating Plan
Background. Bancorp was created in July 2007, following the merger of equals between FNB and LSB. In November, 2007 the subsidiary banks of FNB and LSB, FNB Southeast and LSB Bank, merged to form NewBridge Bank, which became the largest community bank in the Piedmont Triad Region of North Carolina. In July 2008 Pressley A. Ridgill was named Chief Executive Officer of Bancorp, having become President of Bancorp, and Chief Executive Officer and President of the Bank in 2007. Mr. Ridgill was previously President and Chief Executive Officer of FNB.
During 2008 Mr. Ridgill enhanced his executive management team. The management team members were selected for their talents, experience and commitment to Bancorp’s Guiding Principles and basic concept that “Financial Success Begins with Integrity”. During 2009 the executive management team began to re-define and implement our Community Bank Strategy and Operating Plan.

Strategy. As a community bank, we believe that the Bank’s ability to secure significant returns for our shareholders can best be achieved through consistent delivery of superior client service to small- and mid-size businesses and consumers in a manner that the large national and super regional banks are unable or unwilling to emulate. As of December 31, 2009 all but five of the Bank’s 38 branch offices are located in the Piedmont Triad Region, a market with approximately $33 billion of deposits. This market is dominated by large national and regional banks, with approximately 80% of the market’s deposits residing in banks with more than $10 billion of assets, and only 3% of those balances held at our Bank. Consequently, our strategy is to focus on growing the Bank’s market share in the Piedmont Triad Region, where a relatively small increase in market share has the potential to deliver extraordinary gains for Bancorp.
Operating Plan. To ensure the effective implementation of our strategy, management developed our 2009 and 2010 Operating Plans to include measurable goals that communicate throughout the organization the steps needed to improve Bancorp’s financial results. The Operating Plan objectives for 2010 include:
•	Improve asset quality;

•	Manage the net interest margin;

•	Increase noninterest income;

•	Control noninterest expense; and

•	Position the Company to fulfill its Vision and Mission.
Improve Asset Quality Management’s primary objective is to put the adverse affects of the recession behind us as quickly as possible through early recognition of credit losses. We believe we have been largely successful in identifying and taking appropriate aggressive action with our problem credits. We believe that this prudent approach allows us to continue through the remainder of 2010 with the expectation that our future financial performance will benefit from lower credit-related costs.
At December 31, 2009 non-performing assets increased $36.9 million to $85.6 million or 4.40% of total assets, from $48.6 million or 2.34% of total assets at December 31, 2008. Non-performing loans totaled $58.2 million at December 31, 2009 and were down 9%, or $5.8 million, from their peak level at June 30, 2009. At December 31, 2009 the allowance for credit losses totaled $35.8 million, or 2.45% of total loans and 62% of non-performing loans. With most specific losses being recognized directly as charge-offs, the Bank’s allowance for loan losses consists primarily of non-specific allowances for loans that are not impaired. Specific impairments have been largely recognized in net charge-offs that totaled $35.7 million for the twelve months ending December 31, 2009. Since the beginning of the 2008 declining credit cycle, charge-offs have totaled $55 million. Of the remaining $58.2 million of non-performing loans, we believe that losses have largely been recognized through the $55 million of charge-offs.
Manage the Net Interest Margin Net interest income is the Bank’s primary source of revenue, and is the difference between interest income and interest expense. In order to effectively manage our net interest income, management must manage the Bank’s net interest margin, which is the net yield on earning assets less the cost of interest bearing liabilities, as well as its level of earning assets and funding mix.
During 2009 management began to implement several steps to improve its management and control of the net interest margin, including:
•
Enhance our interest rate risk management tools. Early in 2009 management engaged an outside consultant to begin preparing management’s interest rate risk management tools. Our selected vendor works with more than 300 banks across the country and has been a leader in the asset liability management field since the 1980’s.

•	Reduce the Bank’s dependence on high-cost time deposits in favor of lower-cost core accounts, including DDA, NOW checking, money market and savings accounts.

•	Price loans consistently while considering relationship pricing for deposit and other key relationships.

•
Implement a more disciplined and accountable budget process to include monitoring loan, investment and deposit yields and balances so that variances are questioned and controllable items are controlled.

While net interest income declined $4.1 million in 2009 to $59.3 million, net interest income and the net interest margin improved steadily throughout 2009. In the fourth quarter of 2009 net interest income exceeded net interest income during the 2008 fourth quarter by $2.0 million, totaling $16.5 million for the three months ending December 31, 2009.
The increase in net interest income for the fourth quarter of 2009 was due primarily to a 72 basis point rise in the Bank’s net interest margin from 2.91% during the three months ended June 30, 2009 to 3.63% for the three months ended December 31, 2009. The margin improved during the year as the cost of time deposits fell. The weighted average deposit cost fell 126 basis points to 1.60% for the quarter ending December 31, 2009, compared to 2.86% for the quarter ending December 31, 2008. During 2008 the Bank faced irrational deposit pricing pressure from competing financial institutions. The dramatically increased cost of deposits caused intense margin compression during late 2008 and the first two quarters of 2009. As management shifted liability strategies, high-cost time deposits left the Bank for higher rates elsewhere and were replaced with lower-cost core deposit accounts. NOW checking accounts were featured in the Bank’s marketing campaigns, resulting in an increase of $90.7 million, or 50.2%, in NOW account balances between June 30, 2009 and December 31, 2009. At December 31, 2009 DDA, NOW, money market and savings account balances totaled 55.0% of the Bank’s deposits compared to 45.9% at December 31, 2008.
Increase Noninterest Income While the Bank’s primary source of revenue is net interest income, management is also actively searching for opportunities to diversify revenues through the growth in fee income which will provide additional value to our clients. We believe market conditions remain favorable to grow our existing investment services and mortgage banking activities through organic development and through acquisitions, to the extent that the business models fit with our Vision and Mission.
Noninterest income declined $1.5 million in 2009 to $19.2 million compared to $20.6 million in 2008. The decline in revenues (excluding one-time events) was due primarily to reduced retail banking revenues, which was a result of industry-wide trends that we believe are favorable to consumers as the banking industry implements improved consumer protection processes and policies. The Bank took steps to increase mortgage banking fees in 2010 through the acquisition on December 31, 2009 of the business operations of Bradford Mortgage Company, an established community mortgage company operating principally in the Piedmont Triad Region.
Control noninterest expense We believe that the Bank will emerge from the recession as a more disciplined and efficient business, with greater opportunities for long-term success. Core to the execution of management’s operating plan is the implementation of a disciplined cost management culture where “that which is within our control is controlled.” While certain items such as FDIC insurance costs have proven to be outside our control, the vast majority of noninterest-related expenses are controllable.
A key element to changing the Bank’s cost management culture is the implementation of a line-item accountable budget process. Our budgets are now built around a philosophy we termed as the “CAST” philosophy, which is an acronym for:
•	Conservative in forecasts and expectations;

•	Accountable on an account by account basis;

•	Specific to each individual in the organization so goals and budgets are understood; and

•	Timely, so that continued monitoring and adjustments can be made
In an extraordinary demonstration of this philosophy, the Bank lowered its 2009 noninterest expense by $8.9 million compared to 2008, excluding one time costs, such as the impairment of goodwill and losses on disposal of branch locations, and a $3.5 million increase in the cost of FDIC insurance. We are pleased that our efficiency ratio declined from over 90% early in 2009 to 71% during the fourth quarter of 2009. The improvement in our efficiency ratio was due in large part to management’s ability to focus the Bank’s attention on eliminating excess costs and inefficient products, services and delivery channels from legacy operations. As we continue through 2010 we believe the improved cost management culture will significantly improve the organization’s financial performance.
Position the Bank to fulfill its Vision and Mission We are keenly aware that the Bank is a community bank. We live in our communities, serve our communities and take deposits and lend them back to our communities. Our community bank model encourages growth in our communities. It is unlike the business model of many large regional and national banks, which take wealth in deposits from our communities and redeploy this wealth as investments in large metropolitan areas. In order to position our Bank to fulfill its Vision and Mission, we must ensure the organization has the right products, people and delivery channels to be able to serve our communities in the manner that fulfills our Vision and Mission.
In 2009 the Bank made a number of disciplined but difficult decisions, including a thorough assessment of branch locations. The assessment targeted the elimination of waste, inefficiency and duplication throughout our franchise. Management developed a methodology that evaluated each location’s pre-tax contributions, age and state of the facility, ease of closure, market demographics and overall fit within our strategic plan. When the assessment was completed, management announced that seven low-performing branch offices would eventually be closed, and three new branch offices would be added to support current and future customers. The first of these new branches was opened in downtown Greensboro late in 2009.
Finally, capital planning has remained paramount in this environment. Despite a challenging year, during which reserves grew and loans were charged-off, Bancorp’s capital levels remain well above the regulatory levels required to be considered “well capitalized”. At December 31, 2009 Bancorp’s total risk based capital was 12.27%, well above the minimum “well capitalized” level of 10.00%.
Financial Condition at December 31, 2009 and 2008
Bancorp’s consolidated assets of $1.95 billion at year end 2009 reflects a decrease of 6.4% from year end 2008, following an increase of 1.0% during the previous year. The decrease from year end 2008 to year end 2009 is primarily a result of a decline in Bancorp’s loan portfolio, while the increase from year end 2007 to year end 2008 was primarily due to loan growth, partially offset by the write off of goodwill. Total average assets decreased 1.8% from $2.09 billion in 2008, to $2.05 billion in 2009, while average earning assets increased 0.9%, from $1.91 billion in 2008, to $1.93 billion in 2009. The decrease in total average assets was also primarily the result of a decrease in loans outstanding, while the slight increase in average earning assets was driven by an increase in interest bearing bank balances.
Gross loans decreased $141.4 million during 2009, or 8.8%, compared to increases of 7.7% in 2008 and 96.1% in 2007. The decrease in loans is due primarily to principal repayment on existing loans coupled with soft loan demand in the current economic down turn. Loans secured by real estate totaled $1.22 billion in 2009 and represented 83.4% of total loans, compared with 82.3% at year end 2008. Within this category, residential real estate loans decreased 4.4% to $605.0 million and construction loans decreased 19.0% to $177.3 million. Commercial loans totaled $593.4 million at year end 2009, a decrease of 3.9% from the end of 2008. Consumer loans decreased 38.3% during 2009, ending the year at $75.5 million. Management believes the Bank is not dependent on any single customer or group of customers concentrated in a particular industry, the loss of whose deposits or whose insolvency would have a material adverse effect on operations.
Investment securities (at amortized cost) totaled $317.9 million at year end 2009, a 12.0% increase from $283.7 million at year end 2008. U.S. Government agency securities totaled $49.0 million, or 15.4% of the portfolio at year end 2009, compared to $56.6 million, or 20.0% of the portfolio one year earlier. Management believes that the additional risk of owning agency securities over U.S. Treasury securities is negligible and has capitalized on the favorable spreads available on the former. Mortgage backed securities totaled $77.4 million, or 24.4% of the portfolio, at December 31, 2009, compared to $97.8 million, or 34.5% of the portfolio at the previous year end. State and municipal obligations amounted to $105.2 million at year end 2009, and comprised 33.1% of the portfolio, compared to $115.6 million, or 40.8% of the portfolio a year earlier. During 2009, the Company also began investing in corporate bonds and collateralized mortgage obligations (CMOs). Corporate bonds totaled $34.0 million, or 10.7% of the portfolio, of which $29.1 million were covered bonds, while CMOs totaled $35.1 million, or 11.0% of the portfolio. The Company’s investment strategy is to achieve acceptable total returns through investments in securities with varying maturity dates, cash flows and yield characteristics. U.S. Government agency securities are generally purchased for liquidity and collateral purposes, mortgage backed securities are purchased for yield and cash flow purposes, and longer maturity municipal bonds are purchased for yield and income generation. The Company categorizes the majority of its investment portfolio as “Available for Sale,” while a small portion is categorized as “Held to Maturity”. The table, “Investment Securities,” presents the composition of the securities portfolio for the last three years, as well as information about cost, fair value and weighted average yield.
The competition for deposits within the Bank’s market areas increased significantly during 2008 as larger national and regional banks increased their rates in an effort to attract deposits and maintain adequate liquidity. The Bank, which historically has relied on appropriate pricing and high quality customer service to retain and increase its retail deposit base, was forced to compete with higher rates offered by the larger national and regional banks in order to satisfy its deposit requirements. During 2009, the Company shifted its liability strategy, reducing its dependence on high cost time deposits in favor of lower cost core accounts, including DDA, NOW checking, money market and savings accounts.
Total deposits decreased $164.2 million to $1.50 billion at December 31, 2009, a 9.9% decrease from a total of $1.66 billion one year earlier. This change was the result of a reduction in time deposits, as the interest rates offered by the Bank declined substantially during the year. This decrease was partially offset by increases in money market deposits, as the Bank’s new “FastForward Checking” product, introduced in the third quarter of 2009, grew to $79.7 million at December 31, 2009.
In order to attract additional deposits when necessary, the Bank uses several different sources such as membership in an electronic deposit gathering network that allows it to post interest rates and attract deposits from across the U.S. (bulletin board deposits), brokered certificates of deposit secured through broker/dealer partnerships and deposits obtained through the Promontory InterFinancial Network, also known as CDARS. The Bank’s reliance on bulletin board deposits has continued to decrease during 2009. Brokered deposits decreased from $37.6 million at year end 2008 to $15.0 million at year end 2009, while CDARS has increased from $51.6 million at year end 2008 to $58.0 million at year end 2009.
The Bank also has a credit facility available with the FHLB of Atlanta. The Bank utilized a portion of the approximately $401.5 million credit line with the FHLB of Atlanta to fund earning assets. FHLB borrowings totaled $165.2 million at year end 2009. In addition to the credit line at the FHLB, the Bank has borrowing capacity at the Federal Reserve Bank totaling $75.5 million, of which there was $27.6 million outstanding at December 31, 2009. Management believes these credit lines are a cost effective and prudent alternative to deposit balances, since particular amounts, terms and structures may be selected to meet current needs.
Financial Condition at December 31, 2008 and 2007
As discussed in Item 1 “Business — General”, Bancorp was created as a result of the Merger of LSB and FNB, effective July 31, 2007. When reading the following discussion of financial condition at December 31, 2008 and 2007, note that Bancorp’s results of operations for the full year 2007 do not include the operating results for FNB prior to July 31, 2007.
Bancorp’s consolidated assets of $2.08 billion at year end 2008 reflect an increase of 1.0% over year end 2007. The increase from year end 2007 to year end 2008 is primarily a result of growth in Bancorp’s loan portfolio, partially offset by the write off of goodwill. Total average assets increased 46.9% from $1.42 billion in 2007, to $2.09 billion in 2008. During 2008, Bancorp experienced a 45.2% increase in average earning assets, as average earning assets totaled $1.91 billion in 2008, compared to $1.32 billion in 2007. The increases in total average assets and average earning assets were primarily attributable to the Merger, as the assets of the former FNB are only included for five months of 2007.

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
Average Balances and Net Interest Income Analysis. The accompanying table sets forth, for the years 2007 through 2009, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or rates, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Average loans include nonaccruing loans, the effect of which is to lower the average yield.

Average Balances and Net Interest Income Analysis
Fully taxable equivalent basis(1) (Dollars in thousands)

	2009			2008			2007
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans receivable(2)	$1,538,777	$84,089	5.46%	$1,575,064	$101,550	6.49%	$1,060,522	$85,460	8.06%
Taxable securities	197,132	9,425	4.78	191,766	10,229	5.33	175,139	8,560	4.89
Tax exempt securities	109,622	6,754	6.16	113,480	6,539	5.76	60,717	3,415	5.62
FHLB stock	11,177	4	0.04	10,281	368	3.58	7,512	467	6.22
Interest-bearing bank balances	54,667	186	0.34	10,189	267	2.62	3,829	209	5.41
Federal funds sold	18,751	46	0.25	11,187	114	1.02	9,077	424	4.72

Total earning assets	1,930,126	100,504	5.21	1,911,967	119,067	6.23	1,316,796	98,535	7.48

Non-earning assets:
Cash and due from banks	24,120			41,829			38,845
Premises and equipment	42,889			45,415			29,583
Other assets	97,936			124,075			54,067
Allowance for credit losses	(40,584)			(31,020)			(15,516)

Total assets	$2,054,487			$2,092,266			$1,423,775

Interest-bearing liabilities:
Savings deposits	$40,703	$41	0.10%	$41,430	$65	0.16%	$35,688	$121	0.34%
NOW deposits	195,626	778	0.40	170,221	802	0.47	146,843	1,041	0.71
Money market deposits	390,042	4,327	1.11	429,322	10,145	2.36	337,413	13,070	3.87
Time deposits	853,100	26,746	3.14	838,205	33,660	4.02	499,802	22,454	4.49
Other Borrowings	75,462	2,559	3.39	92,296	3,697	4.01	38,677	1,048	2.69
Borrowings from Federal Home Loan Bank	149,559	4,706	3.15	148,206	5,483	3.70	90,201	4,634	5.15

Total interest-bearing liabilities	1,704,492	39,157	2.30	1,719,680	53,852	3.13	1,148,624	42,368	3.69

Other liabilities and shareholders’ equity:
Demand deposits	158,436			164,712			132,066
Other liabilities	20,988			14,223			12,320
Shareholders’ equity	170,571			193,651			130,765

Total liabilities and shareholders’ equity	$2,054,487			$2,092,266			$1,423,775

Net interest income and net interest margin(3)		$61,347	3.18%		$65,215	3.41%		$56,167	4.27%

Interest rate spread(4)			2.91%			3.10%			3.79%

(1)
Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable-equivalent basis were $2,004 for 2009, $1,781 for 2008, and $914 for 2007.

(2)
Average loans receivable include non-accruing loans. Amortization of loan fees, net of deferred costs, of $1,449, $2,231, and $2,224 for 2009, 2008 and 2007, respectively, are included in interest income.

(3)	Net interest margin is computed by dividing taxable-equivalent net interest income by average earning assets.

(4)	Interest rate spread is computed by subtracting interest-bearing liability rate from earning asset yield.

Volume and Rate Variance Analysis
The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table identifies (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) have been allocated, based on the absolute value, between changes attributable to volume and changes attributable to rate.
Volume and Rate Variance Analysis
Fully taxable-equivalent basis(1) (in thousands)

	2009			2008
	Volume	Rate	Total	Volume	Rate	Total
	Variance(2)	Variance(2)	Variance	Variance(2)	Variance(2)	Variance

Interest income:
Loans receivable	$(2,214)	$(15,247)	$(17,461)	$35,696	$(19,606)	$16,090
Taxable investment securities	278	(1,082)	(804)	857	812	1,669
Tax exempt investment securities	(228)	443	215	3,037	87	3,124
FHLB stock	29	(393)	(364)	138	(237)	(99)
Interest-bearing bank balances	320	(401)	(81)	207	(149)	58
Federal funds sold	49	(117)	(68)	83	(393)	(310)

Total interest income	(1,764)	(16,799)	(18,563)	40,018	(19,486)	20,532

Interest expense:
Savings deposits	(1)	(23)	(24)	17	(73)	(56)
NOW deposits	107	(131)	(24)	149	(388)	(239)
Money market deposits	(857)	(4,961)	(5,818)	1,356	(4,281)	(2,925)
Time deposits	589	(7,503)	(6,914)	13,775	(2,569)	11,206
Other borrowings	(616)	(522)	(1,138)	1,956	693	2,649
Borrowings from FHLB	49	(826)	(777)	2,410	(1,561)	849

Total interest expense	(729)	(13,966)	(14,695)	19,663	(8,179)	11,484

Increase (decrease) in net interest income	$(1,035)	$(2,833)	$(3,868)	$20,355	$(11,307)	$9,048

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

Results of Operations —Years Ended December 31, 2009 and 2008
Net Income. Net loss available to common shareholders for 2009 was $18.1 million, representing a net loss per diluted share of $1.15, compared to net loss to common shareholders of $57.1 million, or $3.64 per diluted share the prior year. Excluding the goodwill impairment, the net loss available to common shareholders for 2008 was $6.6 million, representing a net loss per diluted share of $0.42. The decrease in net loss for 2009 is mostly attributed to the write off of $50.4 million of goodwill during 2008, partially offset by an increase in the provision for credit losses as a result of the continued weakness in the national and regional economies. Net interest income after provision for credit losses decreased by $14.6 million, or 38.2%, as compared to 2008. The taxable equivalent net interest margin decreased 23 basis points during 2009, to 3.18%, from 3.41% for 2008. Noninterest income decreased $1.5 million, or 7.0%, in 2009, while noninterest expense for 2009 decreased $53.1 million, or 43.3%. The provision for loan losses in 2009 was $35.7 million, up $10.5 million, or 41.5% from $25.3 million in 2008. Return on average assets for 2009 was (0.98)% compared to (2.72)% for 2008. Return on average shareholders’ equity for 2009 was (11.75)% compared to (29.38)% in 2008. The Company experienced some balance sheet contraction during 2009, primarily as a result of a decrease in the loan portfolio. There was a decrease in loans of $141.4 million, or 8.8%. Consolidated assets in 2009 decreased $132.1 million, or 6.4% compared to 2008. Consolidated deposits decreased in 2009 by $164.2 million, or 9.9% compared to 2008.

Net Interest Income. Net interest income represents the gross profit from the lending and investment activities of a banking organization and is the most significant factor affecting the earnings of the Company. Net interest income is influenced by changes in interest rates, volume and the mix of these various components. Net interest income for 2009, on a taxable-equivalent basis, decreased $3.9 million, or 5.9%, compared to 2008. This was primarily due to a decline in net interest margin, which decreased 23 basis points. Average earning assets in 2009 increased $18.2 million, or 0.9%, to $1.93 billion, compared to $1.91 billion in 2008. Average interest-bearing liabilities for 2009 decreased $15.2 million, or 0.9%, to $1.70 billion, compared to $1.72 billion for 2008.
The taxable-equivalent net interest margin for 2009 decreased to 3.18%, compared to 3.41% for 2008, a decline of 23 basis points. During 2009, the Bank reduced its dependence on high cost time deposits, and, as a result, net interest income and the net interest margin improved steadily throughout 2009. In 2009, the average yield on earning assets decreased by 102 basis points while the average rate on interest-bearing liabilities decreased by 83 basis points, which resulted in a decrease in the interest rate spread in 2009 of 19 basis points compared to the prior year.
The table, “Average Balances and Net Interest Income Analysis,” summarizes net interest income and average yields earned, and rates paid for the years indicated, on a taxable-equivalent basis. The table, “Volume and Rate Variance Analysis” presents the changes in interest income and interest expense attributable to volume and rate changes between the years indicated.
Provision for Credit Losses and Allowance for Credit Losses. The Company recorded a $35.7 million provision for credit losses during the year ended December 31, 2009, compared to a $25.3 million provision during the previous year. The increase in 2009 is primarily a result of continued weakness in asset and credit quality caused by the downturn in the real estate market, disruption and volatility in the financial markets, and the overall decline in the local and national economies. In addition, during 2009, the Company has improved its process for identifying and taking appropriate aggressive action with its problem credits. The Company’s allowance for credit losses remained essentially unchanged from the prior year end and was $35.8 million at December 31, 2009. The allowance for credit losses expressed as a percentage of total loans increased from 2.23% at December 31, 2008 to 2.45% at December 31, 2009.
Noninterest Income. In 2009, noninterest income decreased $1.5 million, or 7.0%, and totaled $19.2 million compared to $20.6 million in 2008. Fee income from service charges on deposit accounts for 2009 decreased $0.8 million, or 8.6%, compared to 2008. Noninterest income for 2009 includes $0.4 million in gains from the sales of investment securities, compared to $2.5 million of such gains during the previous year. These declines were partially offset by growth in mortgage banking revenue and investment services income, which increased 51.8% and 35.7%, respectively from the previous year. Other income for 2009 includes a $1.1 million gain from the sale of merchant card services, and also includes $0.6 million of income on an investment in bank-owned life insurance, compared to $1.1 million of income from bank-owned life insurance in 2008. For the detailed change in other operating income please see the table “Other Operating Income and Expenses” in Note 13 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Noninterest Expense. In 2009, noninterest expense was $69.5 million, representing a decrease of $53.1 million, or 43.3%, from 2008. The decrease was primarily the result of the write off of $50.4 million of goodwill in 2008. Excluding one time costs, such as the impairment of goodwill, losses on disposal of branch locations, and a $3.5 million increase in the cost of FDIC insurance, non-interest expense declined $8.9 million for the twelve months ending December 31, 2009 compared to the same period in 2008. Personnel expense, consisting of employee salaries and benefits, decreased $4.3 million, or 12.2%, primarily as a result of headcount reductions taken during the year. For the detailed changes in other operating expenses, please see the table “Other Operating Income and Expense” in Note 13 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Provision for Income Taxes. Bancorp recorded a tax benefit of $11.6 million in 2009, compared to a tax benefit totaling $6.9 million in 2008. The tax benefits in both years are primarily attributable to the provisions for credit losses and asset writedowns recorded during those years. Bancorp’s effective tax rates were (43.5)% in 2009 and

(10.8)% in 2008. Excluding the goodwill impairment in 2008, the effective rate for 2008 was (51.7)%. In 2009, the difference between the effective tax rate and the statutory rate was principally due to tax exempt interest income. In 2008, the difference between the effective rate and the statutory rate was primarily the result of the write off of goodwill.
Results of Operations —Years Ended December 31, 2008 and 2007
Net Income. Net loss available to common shareholders for 2008 was $57.1 million, representing a net loss per diluted share of $3.64, compared to net loss of $5.7 million, or $0.49 per diluted share the prior year. Excluding the goodwill impairment, the net loss available to common shareholders for 2008 was $6.6 million, representing a net loss per diluted share of $0.42. The increase in net loss for 2008 is mostly attributed to the write off of $50.4 million of goodwill during 2008, and to an increase in the provision for credit losses as a result of the deterioration in the national economy during the year, as well as lower net interest margin caused by the Federal Reserve’s interest rate reductions. Net interest income after provision for credit losses increased by $2.5 million, or 7.0%, as compared to 2007. The taxable equivalent net interest margin decreased 83 basis points during 2008, to 3.41%, from 4.27% for 2007. Noninterest income increased $5.6 million, or 37.2%, in 2008, while noninterest expense for 2008 increased $60.9 million, or 97.7%. The provision for loan losses in 2008 was $25.3 million, up $6.3 million, or 33.3% from $19.0 million in 2007. Return on average assets for 2008 was (2.72)% compared to (0.40)% for 2007. Return on average shareholders’ equity for 2008 was (29.38)% compared to (3.76)% in 2007. The Company experienced a small amount of balance sheet growth during 2008, primarily as a result of an increase in the loan portfolio. There was an increase in loans of $114.4 million, or 7.7%. Consolidated assets in 2008 increased $21.3 million, or 1.0% compared to 2007. Consolidated deposits increased in 2008 by $35.7 million, or 2.2% compared to 2007.
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
The taxable-equivalent net interest margin for 2008 decreased to 3.41%, compared to 4.27% for 2007, a decline of 83 basis points. The market for deposits continued to be very competitive in 2008, requiring the Bank to keep deposit rates at a relatively high level in order to attract and retain deposits, while a series of Federal Reserve interest rate reductions substantially lowered yields on loans. In 2008, the average yield on earning assets decreased by 122 basis points while the average rate on interest-bearing liabilities decreased by 56 basis points, which resulted in a decrease in the interest rate spread in 2008 of 66 basis points compared to the prior year.
The table, “Average Balances and Net Interest Income Analysis,” summarizes net interest income and average yields earned and rates paid for the years indicated, on a taxable-equivalent basis. The table, “Volume and Rate Variance Analysis” presents the changes in interest income and interest expense attributable to volume and rate changes between the years indicated.
Provision for Credit Losses and Allowance for Credit Losses. Bancorp recorded a $25.3 million provision for credit losses during the year ended December 31, 2008, compared to a $19.0 million provision during the previous year. The increase in 2008 is primarily a result of weakening asset and credit quality caused by the downturn in the real estate market, disruption and volatility in the financial markets, and the overall decline in the local and national economies. Bancorp’s allowance for credit losses increased from $30.4 million at December 31, 2007 to $35.8 million at December 31, 2008. The allowance for credit losses expressed as a percentage of total loans increased from 2.04% at December 31, 2007 to 2.23% at December 31, 2008.
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
Noninterest Expense. In 2008, noninterest expense was $123.3 million, representing an increase of $60.9 million, or 97.7%, from 2007. The increase was primarily the result of the write off of $50.4 million of goodwill. Personnel expense, consisting of employee salaries and benefits, increased $5.1 million, or 16.5%, primarily as a result of the increased personnel due to the Merger, partially offset by headcount reductions taken during the year. Occupancy expense increased to $4.5 million for 2008 compared to $2.9 million in 2007, and furniture and equipment expense increased to $4.7 million for 2008 compared to $3.6 million in 2007, as a result of the Merger. Other expense includes increases in automated services and advertising expenses during 2008 compared to 2007, also related to the Merger. For the detailed changes in other operating expenses, please see the table “Other Operating Income and Expense” in Note 13 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
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
Bancorp has sufficient cash and cash equivalents on hand at December 31, 2009 to provide for Bancorp’s obligations and service its debt for approximately three years.
The investment portfolio at December 31, 2009 included securities with a par value of approximately $135.4 million with call features, whereby the issuers of such securities have the option to repay the security before the contractual maturity date. Bancorp anticipates that a number of these debt instruments may be called by their issuers during 2010, due to the continued low interest rates available for short term debt issuance.
The Bank has the ability to manage, within competitive and cost of funds constraints, increases in deposits within its market areas. The Bank is a member of an electronic network that allows it to post interest rates and attract certificates of deposit nationally. It also utilizes CDARS and brokered deposits to supplement in-market deposit growth.

The Bank has established wholesale repurchase agreements with regional brokerage firms. The Bank can access this additional source of liquidity by pledging investment securities with the brokerage firms.
Liquidity is further enhanced by a line of credit with the FHLB, amounting to approximately $401.5 million, collateralized by FHLB stock, investment securities, qualifying 1 to 4 family residential mortgage loans, and qualifying commercial real estate loans. Based upon collateral pledged, as of December 31, 2009, the borrowing capacity under this line was $263.6 million, with $48.4 million available to be borrowed. The Bank provides various reports to the FHLB on a regular basis to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the line of credit. In addition to the credit line held at the FHLB, the Bank has borrowing capacity at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”) totaling $75.5 million, of which $27.6 million was outstanding at December 31, 2009.
As presented in the Consolidated Statement of Cash Flows, Bancorp generated $12.1 million in operating cash flow during 2009, compared to $21.9 million in 2008 and $19.1 million in 2007. The decrease from 2008 to 2009 was primarily a result of an increase in loans held for sale during 2009 compared to a decrease in loans held for sale during 2008. The increase from 2007 to 2008 is the result of an increase in the provision for credit losses, as well as an increase in loans held for sale, which was partially offset by a decline in other assets compared to the previous year.
Cash provided by investing activities was $102.2 million in 2009, compared to cash used for investing activities of $115.6 million and $45.1 million in 2008 and 2007, respectively. Cash flows for 2009 included an inflow of $83.9 million related to a decrease in the loan portfolio, compared to cash outflows of $156.3 million in 2008 as the loan portfolio increased. The increase in cash used in 2008 compared to 2007 was primarily a result of an increase in loans made to customers, partially offset by net proceeds from maturities of available for sale securities. In addition, Bancorp acquired $14.8 million in cash as a result of the Merger in July 2007.
Cash used in financing activities was $115.4 million in 2009, compared to cash provided by financing activities of $80.8 million in 2008 and $38.2 million in 2007. Cash flows for 2009 included an outflow of $225.8 million related to a decrease in time deposits, while 2008 included cash inflows of $85.9 million from increases in time deposits. The increase in cash provided from 2007 to 2008 is primarily the result of the proceeds from issuance of preferred stock and warrants. The cash provided by financing activities in 2007 was reduced by payments to the Federal Home Loan Bank to reduce outstanding borrowings.
Contractual Obligations and Commitments
In the normal course of business there are various outstanding contractual obligations of Bancorp that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. The following table reflects the material contractual obligations of Bancorp outstanding as of December 31, 2009.

Contractual Obligations
(in thousands)

		Payments Due by Period
		One Year	Three Years	After
	Within One	to Three	to Five	Five
	Year	Years	Years	Years	Total

Junior subordinated notes and wholesale repurchase agreements	$10,000	$15,000	$—	$46,774	$71,774
Federal Home Loan Bank borrowings	112,500	37,700	15,000	—	165,200
Federal Reserve Bank borrowings	27,600	—	—	—	27,600
Operating lease obligations	1,657	2,198	1,534	727	6,116
Purchase obligations	4,454	1,477	682	580	7,193
Other long-term liabilities	2,383	2,657	2,941	8,613	16,594

Total contractual cash obligations excluding deposits	158,594	59,032	20,157	56,694	294,477

Deposits	1,415,830	76,399	6,722	359	1,499,310

Total contractual cash obligations	$1,574,424	$135,431	$26,879	$57,053	$1,793,787

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
The Company’s stock repurchase program expired on May 31, 2009. The Company did not repurchase any shares under the stock repurchase program during 2009.
On July 31, 2007, the Company issued 7,554,362 shares of its common stock valued at approximately $117 million in the Merger.
Lending Activities
General. The Bank offers a broad array of lending services, including construction, real estate, commercial and consumer loans, to individuals and small to medium-sized businesses and retail clients that are located in or conduct a substantial portion of their business in the Bank’s market areas. The Bank’s total loans at December 31, 2009, were $1.46 billion, or 75.2% of total assets. At December 31, 2009, the Bank had no large loan concentrations (exceeding 10% of its portfolio) in any particular industry, other than real estate. The Bank’s legal lending limit at December 31, 2009 was $32.3 million and the largest credit relationship was approximately $14.2 million.
Loan Composition. The following table summarizes, at the dates indicated, the composition of the Bank’s loan portfolio and the related percentage composition. A substantial portion of the increases from 2006 to 2007 are as a result of the Merger.

Summary of Loan Portfolio
(dollars in thousands)

	December 31
	2009		2008		2007		2006		2005
		% Of		% Of		% Of		% Of		% Of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$593,423	40.6%	$617,591	38.5%	$571,575	38.4%	$279,372	36.8%	$288,240	38.1%
Real estate — construction	177,285	12.1	218,741	13.6	248,222	16.6	59,959	7.9	38,179	5.0
Real estate — mortgage	605,060	41.3	632,729	39.5	575,139	38.6	357,772	47.1	354,322	46.9
Consumer	75,469	5.2	122,412	7.6	91,826	6.2	60,953	8.0	72,336	9.6
Other	11,857	0.8	13,052	0.8	3,322	0.2	1,922	0.2	2,321	0.4

Total	$1,463,094	100.0%	$1,604,525	100.0%	$1,490,084	100.0%	$759,978	100.0%	$755,398	100.0%

The Company has no foreign loan activity.
Real Estate Loans. Loans secured by real estate for a variety of purposes constituted $782.3 million, or 53.5%, of the Bank’s total loans at December 31, 2009. At year end 2009, the Bank had real estate loan relationships of various sizes ranging up to $13.1 million and commitments up to $14.2 million, secured by office buildings, retail establishments, residential development and construction, warehouses, motels, restaurants and other types of property. Loan terms are typically limited to five years, with payments through the date of maturity generally based on a 15-20 year (15-30 year for owner-occupied single and multi-family properties) amortization schedule. Interest rates may be fixed or adjustable, based on market conditions, and the Bank generally charges an origination fee. Management has attempted to reduce credit risk in the real estate portfolio by emphasizing loans on owner-occupied office, multi-family and retail buildings where the loan to value ratio, established by independent appraisals, does not exceed 70% to 80%, and net projected cash flow available for debt service amounts to at least 120% to 135% of the debt service requirement. The Bank also often requires personal guarantees and personal financial statements from the principal owners in such cases.
During the second quarter of 2005, Prince George Court Holdings, Inc, a subsidiary of the Bank, acquired a partially completed residential condominium development project in Georgetown, South Carolina by means of a deed-in-lieu of foreclosure in satisfaction of a $3.4 million loan previously made to develop the project. Writedowns were recorded for $400,000 in 2005 and $1.0 million in 2006. In the first quarter of 2007, the Bank began to build out the project in preparation for future sale. In the fourth quarter of 2007, management made the property available for sale, while at the same time continuing to build out the project, and recorded an additional $2.0 million writedown. A further writedown of $1.3 million was recorded during the fourth quarter of 2008. As of December 31, 2009, construction of the project is complete, two units have been sold and marketing of the remaining 14 units continues. The property has a carrying value of approximately $4.1 million as of December 31, 2009.
The Bank originates fixed and adjustable rate mortgages as well as FHA, VA and USDA Government supported loans for resale into the secondary market. The Bank provides a bank-held mortgage product to accommodate qualified borrowers who do not meet all the standards for a conventional secondary market mortgage. During 2009 the Bank originated $97.4 million of loans in these various categories. Included in real estate mortgage loans are home equity revolving lines of credit, with $234.7 million outstanding as of December 31, 2009.
Real Estate — Construction Loans. The Bank’s current lending strategy is to reduce exposure in this portfolio segment. The Bank expects that the majority of its new construction and development loans on commercial and residential projects will be in the range of $300,000 to $5.0 million. At December 31, 2009 and 2008, the Bank held $177.3 million and $218.7 million of such loans. To reduce credit risk associated with such loans, the Bank emphasizes small commercial centers that are substantially preleased, or residential projects that are substantially presold and built in strong, proven markets. The leases on commercial projects must generally result in a loan to appraised value of 75% to 80% or less and a net cash flow to debt service at no less than 120% to 135%. The Bank typically requires a personal guarantee from the developer or builder. Loan terms are generally 12-15 months, although the Bank occasionally will make a “mini-permanent” loan for purposes of construction and development of up to a five year term. Rates can be either fixed or variable, and the Bank usually charges an origination fee. The Bank experienced net charge-offs from real estate loans of $28.5 million in 2009, $12.0 million in 2008, and $3.6 million in 2007.

Commercial Loans. The Bank makes loans for commercial purposes to various types of businesses. At December 31, 2009, the Bank held $593.4 million of commercial loans, or 40.6% of its total loan portfolio. Equipment loans are typically made on terms up to five years at fixed or variable rates, with the financed equipment pledged as collateral to the Bank. The Bank attempts to reduce its credit risk on these loans by limiting the loan to value percentage to 80%. Working capital loans are made on terms typically not exceeding one year. These loans may be secured or unsecured, but the Bank attempts to limit its credit risk by requiring the borrower to demonstrate its capacity to produce net cash flow available for debt service equal to 120% to 150% of its debt service requirements. The Bank experienced net charge-offs from commercial loans of $3.4 million in 2009, $4.1 million in 2008, and $3.3 million in 2007.
Consumer Loans. Using a centralized underwriting process, the Bank makes a variety of loans to individuals for personal and household purposes, including (i) secured and unsecured installment and term loans originated directly by the Bank; (ii) unsecured revolving lines of credit, and (iii) amortizing secured lot loans. Certain of the direct loans are secured by the borrowers’ residences. At December 31, 2009, the Bank held $75.5 million of consumer loans. During 2009, 2008, and 2007, the Bank experienced net consumer chargeoffs of $3.9 million, $3.7 million, and $1.5 million, respectively.
Loan Approval and Review. When the aggregate outstanding loans to a single borrower or related entities exceed an individual officer’s lending authority, the loan request must be considered and approved by an officer with a higher lending limit. All consumer purpose loan decisions are made by the Bank’s Central Underwriting Support Group. Area executives can generally approve commercial relationships up to $750,000. If the lending request exceeds the area executive’s lending limit, the loan must be submitted to and approved by a senior credit officer. A senior credit officer has authority to approve commercial relationships up to $2,500,000 on a secured basis. All loan relationships in excess of $2,500,000 must be approved by the Chief Credit Officer (“CCO”), who may approve loan relationships up to $5,000,000. Loan relationships exceeding $5,000,000 up to $10,000,000 must be unanimously approved by a committee of a senior credit officer, the CCO, and the Bank’s Chief Executive Officer (“CEO”). Loan relationships over $10,000,000 must be approved by the Credit Management Committee of the Bank’s Board of Directors.
The Bank’s Loan Review Program is headed by the Loan Review Manager, who reports directly to the Credit Management Committee of the Bank’s Board of Directors. The Program includes the Annual Loan Review Coverage Plan which is approved by the Credit Management Committee and which stipulates a certain number of loan reviews to be completed by the Loan Review Manager and employees under his or her guidance, and an additional number of loan reviews to be completed by independent loan review consulting firms. In addition, all loan officers are charged with the responsibility of reviewing their portfolios and making adjustments to the risk ratings as needed. The “Watch Loan Committee”, which includes the CCO, the Special Assets Manager and the Special Assets Officers, reviews all loans graded special mention, substandard, doubtful and loss on a monthly basis, and this meeting is observed by the Loan Review Manager and summarized for the Credit Management Committee, also on a monthly basis.
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
The Bank’s loan portfolio is analyzed on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. The Bank’s allowance for credit losses is also analyzed monthly by management. This analysis includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. The provisions of ASC 310-10-35 “Loans that Are Identified for Evaluation or that Are Individually Considered

Impaired” are applied to individually significant loans. Finally, individual reserves may be recorded based on a review of loans on the watch list. See also Note 5 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Loan Portfolio — Maturities and Interest Rate Sensitivities
(in thousands)

	Maturity				Maturity Greater Than One Year
		Over One	Over			Floating or
	One Year	Year to	Five		Fixed Interest	Adjustable
	or Less	Five Years	Years	Total	Rate	Rate

Commercial	$125,825	$378,585	$89,013	$593,423	$355,145	$112,453
Real estate — construction	95,549	56,996	24,740	177,285	59,085	22,651
Real estate — mortgage	68,726	171,877	364,457	605,060	123,740	412,594
Consumer	26,846	44,712	3,911	75,469	44,301	4,322
Other	1,100	58	10,699	11,857	725	10,032

Total	$318,046	$652,228	$492,820	$1,463,094	$582,996	$562,052

Asset Quality
The Bank considers asset quality to be of primary importance, and employs a formal internal loan review process to ensure adherence to its lending policy as approved by the Bank’s Board of Directors. See “Lending Activities — Loan Approval and Review”. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. Credit Administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, it is the lending officer’s responsibility to recommend appropriate changes in the borrower’s risk grade.
Currently, the grading process utilized by the Bank is segmented by product type. This methodology does not provide a direct correlation with groupings utilized in the other tables presenting loan information.
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
Allocation of Allowance for Credit Losses
(in thousands)

	December 31
	2009		2008		2007		2006		2005
		% Of		% Of		% Of		% Of		% Of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$10,648	40.6%	$7,351	38.5%	$11,185	38.4%	$2,724	36.8%	$2,404	38.1%
Real estate — construction	11,662	12.1	13,039	13.6	6,945	16.6	1,032	7.9	911	5.0
Real estate — mortgage	9,615	41.3	8,555	39.5	7,928	38.6	3,827	47.1	3,377	46.9
Consumer	3,858	5.2	6,742	7.6	4,295	6.2	1,606	8.0	1,417	9.6
Other	60	0.8	118	0.8	17	0.2	375	0.2	331	0.4

Total	$35,843	100.0%	$35,805	100.0%	$30,370	100.0%	$9,564	100.0%	$8,440	100.0%

The allowance for credit losses has been allocated on an approximate basis. The entire amount of the allowance is available to absorb losses occurring in any category. The allocation is not necessarily indicative of future losses.
In general, consumer loans (including mortgage and home equity) have a lower risk profile than commercial loans. Commercial loans (including commercial real estate, commercial non real estate and construction loans) are generally larger in size and more complex than consumer loans. Commercial real estate loans are deemed less risky than commercial non real estate and construction loans, because the collateral value of real estate generally maintains its value better than non real estate or construction collateral. The Bank has little or no exposure to subprime lending. Consumer loans, which are smaller in size and more geographically diverse across the Bank’s entire primary market areas, provide risk diversity across the portfolio. Because mortgage loans are secured by first liens on the consumer’s residential real estate, they are the Bank’s lowest risk profile loan type. Home equity loans are deemed less risky than unsecured consumer loans because home equity loans and lines are secured by first or second deeds of trust on the borrower’s residential real estate. A centralized decision-making process is in place to control the risk of the consumer, home equity and mortgage loan portfolio. The consumer real estate appraisal process is also centralized relative to appraisal engagement, appraisal review, and appraiser quality assessment. These processes are detailed in the underwriting guidelines, which cover each retail loan product type from underwriting, servicing, compliance issues and closing procedures.
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
The function of determining the allowance for credit losses is fundamentally driven by the risk grade system. The allowance for credit losses represents management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio. In determining the allowance for credit losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral and economic conditions in the Bank’s market areas. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments about information available to them at the time of their examinations. Loans are charged off when in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.
Management believes the allowance for credit losses of $35.8 million at December 31, 2009 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that credit losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting future operating results of the Bank.
The following table presents an analysis of the changes in the allowance for credit losses.

Analysis of Allowance for Credit Losses
(in thousands, except ratios)

	As of or for the Years Ended
	December 31
	2009	2008	2007	2006	2005
Average amount of loans outstanding	$1,538,777	$1,575,064	$1,060,522	$756,088	$752,420
Amount of loans outstanding	1,463,094	1,604,525	1,490,084	759,978	755,398
Allowance for credit losses:
Balance on January 1	$35,805	$30,370	$9,564	$8,440	$7,962
Loans charged off:
Secured by real estate	29,870	12,335	3,793	144	267
Commercial	3,699	5,062	3,384	1,864	1,324
Installment	4,649	4,771	2,014	3,153	1,414
Credit Card	276	300	221	286	234

Total charge-offs	38,494	22,468	9,412	5,447	3,239

Recoveries of loans previously charged off:
Secured by real estate	1,392	338	152	11	66
Commercial	316	978	100	406	256
Installment	1,023	1,240	603	580	134
Credit Card	52	85	101	64	42

Total recoveries	2,783	2,641	956	1,061	498

Net loans charged off	35,711	19,827	8,456	4,386	2,741

Provision for loan losses	35,749	25,262	18,952	5,510	3,219

Allowance acquired via merger	—	—	10,310	—	—

Balance on December 31	$35,843	$35,805	$30,370	$9,564	$8,440

Ratio of net charge-offs of loans to average loans outstanding during the year	2.32%	1.26%	0.79%	0.58%	0.36%

Ratio of allowance to loans outstanding	2.45%	2.23%	2.04%	1.26%	1.12%

Ratio of non-performing assets to loans outstanding	5.85%	3.03%	1.16%	1.30%	0.54%

Ratio of allowance to non-performing loans	61.56%	90.52%	234.35%	161.50%	228.35%

Ratio of allowance to non-performing loans, net of non-performing loans for which the full loss has been charged off	104.52%	90.52%	234.35%	161.50%	228.35%

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
The reserve percentages utilized have been determined by management to be appropriate based on historical loan loss levels and the risk for each corresponding risk grade. Following the Merger, the Bank elected to adjust the reserve percentage for certain risk grades, based on its analysis of the history of the combined loan portfolio and the associated chargeoffs, as well as current economic conditions. Based on these revisions, approximately $1.4 million was added to the allowance for credit losses at the end of 2007. The Bank had 76.08% of its total commercial loans in risk grades that are deemed acceptable or better at year end 2009, compared to 82.14% at year end 2008.
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
Specific impairment. Management evaluates significant loans graded substandard, doubtful and loss on an individual basis for impairment. The specific allowance is calculated based upon a review of these loans and the estimated losses at the balance sheet date. At December 31, 2009 and 2008, the recorded investment in significant loans considered impaired was approximately $47.1 million and $78.2 million, respectively and the specific allowance for credit losses associated with those loans was approximately $2.7 million and $9.2 million, respectively. The decrease in the amount of significant impaired loans held by the Bank and the associated allowance for credit losses resulted, primary, from the Bank’s decision to take appropriate aggressive action with our problem credits through chargeoffs and foreclosure.
Watch list review. Specific allowances may be determined based on a review of specific watch list loans. Specific losses are estimated at each measurement date. The Bank has established a Watch List Committee to review all loans placed on the watch list. The watch list primarily consists of loans classified as special mention, substandard and doubtful. An action plan is established for each watch list loan. By reviewing these watch list loans, the Bank is able to update original probable loss amounts in light of developing conditions. This serves to reduce the differences between estimated and actual observed losses. During 2009, the Bank continued to focus on reviewing its loan portfolio and reclassifying its loans, as required. Watch list loans increased to $214.0 million at year end 2009, from $175.0 million at year end 2008. The reserve requirement for watch list loans totaled $19.9 million and $16.0 million for 2009 and 2008, respectively.
Provision for credit losses. The 2009 provision for credit losses totaled $35.7 million, compared to $25.3 million in 2008. As of December 31, 2009, nonperforming assets totaled $85.6 million, comprised of $58.2 million in nonperforming loans and $27.4 million in other real estate owned. Those figures compare to $39.5 million in nonperforming loans and $9.1 million in other real estate owned at the end of 2008, totaling $48.6 million in nonperforming assets. Net charge-offs increased in 2009 to $35.7 million, or 2.32% of average loans outstanding, compared with $19.8 million, or 1.26% of average loans outstanding in the prior year. At December 31, 2009 and 2008 the allowance for credit losses as a percentage of year end loans was 2.45% and 2.23%, respectively. The 2009 and 2008 results have been impacted by ongoing evaluations of our credit portfolio, prompted by the continued weakness in the regional and national economies.
Nonperforming Assets (in thousands, except ratios)

	December 31
	2009	2008	2007	2006	2005
Nonaccrual loans	$53,337	$38,029	$12,236	$3,686	$929
Restructured loans	1,442	250	651	133	856
Accruing loans which are contractually past due 90 days or more	3,450	1,277	72	2,103	1,911

Total nonperforming loans	58,229	39,556	12,959	5,922	3,696
Real estate acquired in settlement of loans	27,337	9,080	4,280	3,969	4,391

Total nonperforming assets	$85,566	$48,636	$17,239	$9,891	$8,087

Nonperforming loans to loans outstanding at end of year	3.98%	2.47%	0.87%	0.78%	0.49%
Nonperforming assets to total assets at end of year	4.40%	2.34%	0.84%	1.00%	0.83%
Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, restructured loans, and real estate acquired in settlement of loans. Loans are placed on nonaccrual status when: (i) management has concerns relating to the ability to collect the loan principal and interest and (ii) generally when such loans are 90 days or more past due. No assurance can be given, however, that economic conditions will not adversely affect borrowers and result in increased credit losses.

Investment Activities
Our investment portfolio plays a primary role in the management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. In 2009, the securities portfolio generated a substantial percentage of our interest income and served as a necessary source of liquidity.
Management attempts to deploy investable funds into instruments that are expected to increase the overall return of the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of credit, interest rate and liquidity risk, as well as capital usage and risk.
The following tables present the carrying values, fair values, and weighted average yields of our investment portfolio at December 31, 2009, 2008 and 2007 and the interval of maturities or repricings at December 31, 2009
Investment Securities
     (in thousands)

	December 31, 2009		December 31, 2008		December 31, 2007
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value

U.S. government agencies obligations	$49,005	$49,519	$56,622	$57,954	$140,759	$142,483
Mortgage backed securities	77,430	81,690	97,843	102,042	106,757	109,170
Corporate bonds	33,978	35,604	—	—	—	—
Collateralized mortgage obligations	35,124	35,368	—	—	—	—
State and municipal obligations	105,169	105,994	115,627	114,912	105,689	105,993
Total debt securities	300,706	308,175	270,092	274,908	353,205	357,646
Other equity	17,189	17,694	13,642	13,896	11,850	11,909
Total securities	$317,895	$325,869	$283,734	$288,804	$365,055	$369,555
Investment Securities Portfolio Maturity Schedule
(dollars in thousands)

	December 31, 2009
		Weighted
	Market	Average
	Value	Yield(1)
U. S. government agencies and mortgage backed obligations:
Within one year	$4,042	1.81%
One to five years	45,476	3.44
Five to ten years	12,046	4.91
After ten years	105,013	5.58

Total	166,577	4.85

Obligations of states and political subdivisions:
Within one year	1,496	4.34
One to five years	15,633	4.02
Five to ten years	25,602	4.06
After ten years	63,263	4.25

Total	105,994	4.17

Corporate Bonds:
Within one year	—	—
One to five years	35,604	5.25
Five to ten years	—	—
After ten years	—	—

Total	35,604	5.25

Total debt securities	$308,175	4.68%

(1)	The yield related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%.
See also Note 4 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
Information about the Company’s off-balance sheet risk exposure is presented in Note 17 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.
Market Risk
Market risk is the risk of loss arising from adverse changes in the fair values of financial instruments or other assets caused by changes in interest rates, currency exchange rates, or equity prices. Interest rate risk is the Company’s primary market risk and results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices, and the potential exercise of explicit or embedded options.
For a complete discussion on market risk and how the Company addresses this risk, see Item 7A of this Annual Report on Form 10-K.
Effects of Inflation
As discussed in Item 7A of this Annual Report on Form 10-K, the effect of interest rate movements in response to changes in the actual and perceived rates of inflation can materially impact bank operations, which rely on net interest margins as a major source of earnings. Noninterest expense, such as salaries and wages, occupancy and equipment cost are also negatively affected by inflation.
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
The Company’s primary market risk is considered to be the Bank’s interest rate risk which could potentially have the greatest impact on operating earnings. The Bank is not subject to other types of market risk, such as foreign currency exchange rate risk, commodity or equity price risk. Interest rate risk on our balance sheet arises from the maturity mismatch of interest-earning assets versus interest-bearing liabilities, as well as the potential for maturities to shorten or lengthen our interest-earning assets and interest-bearing liabilities. In addition, market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of current and future period net interest income, which is the favorable spread earned from the excess of interest income on interest-earning assets, over interest expense on interest-bearing liabilities.

The Company uses several interest rate risk measurement tools provided by a national asset liability management consultant to help manage this risk. Management provides key assumptions to the consultant, which are used as inputs into the measurement tools. Following is a summary of two different tools management uses on a quarterly basis to monitor and manage interest rate risk.
Earnings Simulation Modeling. Net income is affected by changes in the level of interest rates, the shape of the yield curve and the general market pressures affecting current market interest rates at the time of simulation. Many interest rate indices do not move uniformly, creating certain disunities between them. For example, the spread between a 30 day, prime-based asset and a 30 day, FHLB advance may not be uniform over time. The earnings simulation model projects changes in net interest income caused by the effect of changes in interest rates on interest-earning assets and interest-bearing liabilities. Simulation results are measured as a percentage change in net interest income compared to the static-rate or “base case” scenario. The model considers increases and decreases in asset and liability volumes using prepayment assumptions as well as rate changes. Rate changes are modeled gradually over a 12 month period, referred to as a “rate ramp.” The model projects only changes in interest income and expense and does not project changes in non-interest income, non-interest expense, provision for loan losses or the impact of changing tax rates. At December 31, 2009, net interest income simulation showed a negative 3.02% change from the base case in a 200 basis point ramped rising rate environment and a positive 1.79% change from the base case in a 100 basis point ramped declining rate environment. The projected decrease in net interest income is within the Asset/Liability Committee’s guidelines in a 200 basis point increasing or 100 basis point decreasing interest rate environment. However, management continually monitors signs of elevated risks and takes certain actions to limit these risks.
The following table summarizes the results of the Company’s income simulation model as of December 31, 2009.

	Change in Net Interest Income
	Year 1	Year 2
Change in Market Interest Rates:
200 basis point ramped increase	(3.02)%	(5.70)%
Base case – no change	—	0.94%
100 basis point ramped decrease	1.79%	4.74%
Net Portfolio Value Analysis. Net portfolio value (“NPV”) represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates with no effect given to any actions management might take to counter the effect of that interest rate movement. The following is a summary of the results of the report compiled by the Company’s outside consultant using data and assumptions management provided as of December 31, 2009.

	Estimated Change in Net Portfolio Value
	Amount in 000s	Percent
Change in Market Interest Rates:
200 basis point increase	$(26,052)	(11.79)%
Base case – no change	—	—
100 basis point decrease	$(224)	(0.10)%
The preceding table indicates that, at December 31, 2009, in the event of a 200 basis point increase in prevailing market interest rates, NPV would be expected to decrease by $26.1 million, or 11.8% of the base case scenario value of $220.9 million. In the event of a decrease in prevailing market rates of 100 basis points, NPV would be expected to decline by $0.2 million, or 0.1% of the base case scenario value. The projected decrease in NPV is within the Asset Liability Committee’s guidelines in a 200 basis point increasing or 100 basis point decreasing interest rate environment. However, management continually monitors signs of elevated risks and takes certain actions to limit these risks.

Interest rate risk management is a part of the Bank’s overall asset/liability management process. The primary oversight of asset/liability management rests with the Bank’s Asset and Liability Committee, which is comprised of the Bank’s CEO, Chief Financial Officer (“CFO”), CCO, Investment Officer, Chief Risk Officer and other senior executives. The Committee meets on a monthly basis to review the asset/liability management activities of the Bank and monitor compliance with established policies. Activities of the Asset and Liability Committee are reported to the Audit and Risk Management Committee of the Company’s Board of Directors.
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
Interest Sensitivity Analysis
At December 31, 2009
(in thousands, except ratios)

				Total
	1 — 90	91 — 365	Total	Sensitive
	Day	Day	Sensitive Within	Over
	Sensitive	Sensitive	One Year	One Year	Total
Interest earning assets:
Loans, net of unearned income	$826,846	$53,251	$880,097	$582,997	$1,463,094
U. S. government agency	1,001	3,041	4,042	127,167	131,209
State and municipal obligations	315	1,165	1,480	103,984	105,464
Corporate bonds and collateralized mortgage obligations	—	—	—	70,972	70,972
Other investment securities	11,414	—	11,414	6,280	17,694
Overnight funds	15,166	—	15,166	—	15,166

Total interest earning assets	854,742	57,457	912,199	891,400	1,803,599

Interest bearing liabilities:
NOW	271,208	—	271,208	—	271,208
MMI	358,165	—	358,165	—	358,165
Savings	39,502	—	39,502	—	39,502
Time deposits	277,583	313,332	590,915	83,480	674,395
Federal Reserve Bank borrowings	27,600	—	27,600	—	27,600
Junior subordinated notes	25,774	—	25,774	—	25,774
FHLB borrowings	63,000	69,500	132,500	32,700	165,200
Wholesale repurchase agreements	46,000	—	46,000	—	46,000

Total interest bearing liabilities	1,108,832	382,832	1,491,664	116,180	1,607,844

Interest sensitivity gap	$(254,090)	$(325,375)	$(579,465)	$775,220	$195,755

Ratio of interest sensitive assets to liabilities	0.77	0.15	0.61	7.67	1.12
The measurement of the Bank’s interest rate sensitivity, or “gap”, is a technique traditionally used in asset/liability management. The interest sensitivity gap is the difference between repricing assets and repricing liabilities for a particular time period. The table, “Interest Sensitivity Analysis,” indicates a ratio of rate sensitive assets to rate sensitive liabilities within one year at December 31, 2009, to be 0.61X. This ratio indicates that a larger balance of liabilities, compared to assets, could potentially reprice during the upcoming 12 month period. Included in rate sensitive liabilities are certain deposit accounts (NOW, MMI, and savings) that are subject to immediate withdrawal and repricing. These balances are presented in the category that management believes best identifies their actual repricing patterns. The overall risk to net interest income is also influenced by the Bank’s level of variable rate loans. These are loans with a contractual interest rate tied to an interest rate index, such as the prime rate. A portion of these loans may reprice on multiple occasions during a one-year period due to changes in the underlying interest rate index. Approximately 54.4% of the total loan portfolio has a variable interest rate and reprices in accordance with the underlying rate index subject to terms of individual note agreements.
In addition to the traditional gap analysis, the Bank also utilizes a computer based interest rate risk simulation model prepared by an independent consultant. This comprehensive model includes rate sensitivity gap analysis, net interest income analysis, and present value of equity analysis, under various rate scenarios. The Bank uses this model to monitor interest rate risk on a quarterly basis and to detect trends that may affect the overall net interest income of the Bank. This simulation incorporates the dynamics of balance sheet and interest rate changes and calculates the related effect on net interest income. As a result, management believes that this analysis more accurately projects the risk to net interest income over the upcoming 12-month period. The Bank’s asset/liability policy provides guidance for levels of interest rate risk and potential remediations, if necessary, to mitigate excessive levels of risk. The modeling results indicate the Bank is subject to an acceptable level of interest rate risk.
The table, “Market Sensitive Financial Instruments Maturities,” presents the Company’s financial instruments that are considered to be sensitive to changes in interest rates, categorized by contractual maturities, average interest rates and estimated fair values as of December 31, 2009.
Market Sensitive Financial Instruments Maturities
(Dollars in thousands)

	Contractual Maturities as of December 31, 2009
						After
						Five Years
	2010	2011	2012	2013	2014	Years	Total

Financial assets:
Debt securities	$5,522	$18,290	$39,976	$22,572	$15,660	$205,625	$307,645
Loans:
Fixed rate	83,304	67,360	156,036	161,079	70,663	127,859	666,301
Variable rate	229,256	46,653	43,853	68,456	38,238	370,337	796,793

Total	$318,082	$132,303	$239,865	$252,107	$124,561	$703,821	$1,770,739

Financial liabilities:
NOW	$271,208	$—	$—	$—	$—	$—	$271,208
MMI	358,165	—	—	—	—	—	358,165
Savings	39,502	—	—	—	—	—	39,502
Time deposits	590,915	40,116	36,283	5,211	1,511	359	674,395
Wholesale repurchase agreements	10,000	15,000	—	—	—	21,000	46,000
FHLB borrowing	112,500	35,000	2,700	—	15,000	—	165,200
Federal Reserve Bank borrowings	27,600						27,600
Junior subordinated notes	—	—	—	—	—	25,774	25,774

Total	$1,409,890	$90,116	$38,983	$5,211	$16,511	$47,133	$1,607,844

Market Sensitive Financial Instruments Maturities (continued)
(Dollars in thousands)

	Average
	Interest	Estimated Fair
	Rate	Value

Financial assets:
Debt securities	4.68%	$308,175
Loans:
Fixed rate	6.50	678,291
Variable rate	4.63	796,793

Total		$1,783,259

Financial liabilities:
NOW	0.61	$271,208
MMI	0.92	358,165
Savings	0.10	39,502
Time deposits	1.89	679,207
Wholesale repurchase agreements	4.12	46,931
FHLB borrowing	2.86	167,810
Junior subordinated notes	1.76	12,586
Federal Reserve Bank borrowings	0.50	27,600

Total		$1,603,009

Item 8.	Financial Statements and Supplementary Data
QUARTERLY FINANCIAL INFORMATION
The following table sets forth, for the periods indicated, certain of Bancorp’s consolidated quarterly financial information. This information is derived from Bancorp’s unaudited financial statements, which include all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. This information should be read in conjunction with Bancorp’s consolidated financial statements included elsewhere in this report. The results for any quarter are not necessarily indicative of results for any future period.
Quarterly Financial Data
(Dollars in thousands, except per share data)

2009	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

Interest income	$23,933	$24,471	$24,725	$25,371
Interest expense	7,466	9,441	10,856	11,395

Net interest income	16,467	15,030	13,869	13,976
Provision for credit losses	5,569	10,808	10,853	8,518

Net interest income (loss) after provision for credit losses	10,898	4,222	3,016	5,458

Noninterest income	4,884	5,555	4,726	4,014
Noninterest expense	15,653	19,818	18,093	15,983

Income (loss) before income taxes	129	(10,041)	(10,351)	(6,511)
Provision for income taxes	78	(4,347)	(4,440)	(2,933)

Net income (loss)	51	(5,694)	(5,911)	(3,578)
Dividends and accretion on preferred stock	(729)	(729)	(729)	(729)

Net income (loss) available to common shareholders	$(678)	$(6,423)	$(6,640)	$(4,307)

Earnings per share:
Basic	$(0.04)	$(0.41)	$(0.42)	$(0.28)
Diluted	$(0.04)	$(0.41)	$(0.42)	$(0.28)

2008	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

Interest income	$27,428	$28,468	$29,956	$32,110
Interest expense	13,014	12,913	13,280	14,645

Net interest income	14,414	15,555	16,676	17,465
Provision for credit losses	14,580	4,656	5,567	459

Net interest income (loss) after provision for credit losses	(166)	10,899	11,109	17,006

Noninterest income	4,626	4,626	6,781	4,549
Goodwill impairment	50,437	—	—	—
Noninterest expense	20,304	17,840	17,495	17,180

Income (loss) before income taxes	(66,281)	(2,315)	395	4,375
Provision for income taxes	(7,698)	(726)	135	1,365

Net income (loss)	(58,583)	(1,589)	260	3,010
Dividends and accretion on preferred stock	(170)	—	—	—

Net income (loss) available to common shareholders	$(58,753)	$(1,589)	$260	$3,010

Earnings per share:
Basic	$(3.75)	$(0.10)	$0.02	$0.19
Diluted	$(3.75)	$(0.10)	$0.02	$0.19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
NewBridge Bancorp
We have audited the accompanying consolidated balance sheets of NewBridge Bancorp and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewBridge Bancorp and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NewBridge Bancorp’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2010, expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Raleigh, North Carolina
March 18, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
NewBridge Bancorp
We have audited NewBridge Bancorp’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NewBridge Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on NewBridge Bancorp’s internal control over financial reporting based on our audit.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, NewBridge Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NewBridge Bancorp and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 18, 2010, expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Raleigh, North Carolina
March 18, 2010

NewBridge Bancorp and Subsidiary
Consolidated Balance Sheets
December 31, 2009 and 2008
(Dollars in thousands, except per share data)

	2009	2008

ASSETS
Cash and due from banks.	$29,674	$32,993
Interest-bearing bank balances.	15,166	12,824
Federal funds sold	—	42,043
Investment securities:
Held to maturity, market value $20,487 in 2009 and $27,269 in 2008	19,957	27,037
Available for sale	305,382	261,535
Loans held for sale	6,568	937
Loans	1,456,526	1,603,588
Less allowance for credit losses	(35,843)	(35,805)

Net Loans	1,427,251	1,568,720
Premises and equipment, net	40,406	45,253
Real estate acquired in settlement of loans	27,337	9,080
Bank-owned life insurance	28,614	28,084
Deferred tax assets	26,022	21,864
Accrued income and other assets	26,717	29,194

Total assets	$1,946,526	$2,078,627

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$156,040	$149,583
Savings, NOW and money market accounts	668,875	613,732
Time deposits	674,395	900,148

Total deposits.	1,499,310	1,663,463
Borrowings from the Federal Home Loan Bank	165,200	139,000
Other borrowings	99,374	76,815
Accrued expenses and other liabilities	18,038	20,113

Total liabilities	1,781,922	1,899,391

Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock, par value $.01 per share; Authorized — 10,000,000 shares; issued and outstanding (liquidation preference $1,000 per share) — 52,372	51,190	50,891
Common stock, par value $5.00 per share; Authorized — 50,000,000 shares; issued and outstanding - 15,655,868	78,279	78,279
Paid-in capital	86,969	86,852
Directors’ deferred compensation plan	(634)	(650)
Retained earnings (deficit)	(52,477)	(34,427)
Accumulated other comprehensive income (loss)	1,277	(1,709)

Total shareholders’ equity	164,604	179,236

Total liabilities and shareholders’ equity	$1,946,526	$2,078,627

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Income
Years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share data)

	2009	2008	2007
Interest Income
Interest and fees on loans	$84,089	$101,550	$85,259
Interest on investment securities:
Taxable	9,416	10,229	8,505
Tax exempt	4,759	4,758	2,501
Interest-bearing bank balances	190	635	833
Federal funds sold	46	114	523

Total interest income	98,500	117,286	97,621

Interest Expense
Deposits	31,891	44,672	36,686
Borrowings from the Federal Home Loan Bank	4,706	5,483	4,634
Other borrowings	2,559	3,697	1,048

Total Interest Expense	39,156	53,852	42,368

Net Interest Income	59,344	63,434	55,253
Provision for credit losses	35,749	25,262	18,952

Net interest income after provision for credit losses	23,595	38,172	36,301

Noninterest Income
Service charges on deposit accounts	8,527	9,333	7,791
Gain on sales of mortgage loans	601	396	366
Gain (loss) on sales of investment securities	389	2,459	(38)
Gain on sale of merchant services	1,177	—	—
Other operating income	8,483	8,442	6,879

Total Noninterest Income	19,177	20,630	14,998

Noninterest Expense
Personnel	30,901	35,175	30,744
Occupancy	5,436	4,546	2,919
Furniture and equipment	6,012	4,679	3,554
Goodwill impairment	—	50,437	—
FDIC insurance	4,528	1,037	146
Other operating	22,669	26,754	24,993

Total Noninterest Expense	69,546	122,628	62,356

Loss Before Income Taxes	(26,774)	(63,826)	(11,057)
Income Taxes	(11,641)	(6,924)	(5,394)

Net Loss	(15,133)	(56,902)	(5,663)
Dividends and accretion on preferred stock	(2,917)	(170)	—

Net Loss available to common shareholders	$(18,050)	$(57,072)	$(5,663)

Loss Per Share
Basic	$(1.15)	$(3.64)	$(0.49)
Diluted	$(1.15)	$(3.64)	$(0.49)

Weighted Average Shares Outstanding — basic and diluted	15,655,868	15,663,719	11,485,353
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except share data)

							Accumulated
					Directors’		Other	Total
	Preferred	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Shareholders’
	Stock	Shares	Amount	Capital	Comp Plan	Earnings	Income (Loss)	Equity
Balances at December 31, 2006	$—	8,422,610	$42,113	$8,177	$(1,390)	$42,669	$(2,260)	$89,309
Net Loss						(5,663)		(5,663)
Change in unrealized gain on securities available for sale							3,641	3,641
Change in funded status of pension plans							440	440

Comprehensive loss								(1,582)
Cash dividends declared on common stock						(8,255)		(8,255)
Stock-based compensation				149				149
Common stock issued in merger		7,554,362	37,771	79,094				116,865
Common stock acquired and cancelled		(282,904)	(1,414)	(2,008)	89			(3,333)

Balances at December 31, 2007	$—	15,694,068	$78,470	$85,412	$(1,301)	$28,751	$1,821	$193,153
Net Loss						(56,902)		(56,902)
Change in unrealized gain on securities available for sale							205	205
Change in funded status of pension plans							(3,735)	(3,735)

Comprehensive loss								(60,432)
Cash dividends declared on common stock						(6,106)		(6,106)
Preferred stock issued, including Warrant	50,875			1,497				52,372
Dividends and accretion on preferred stock	16					(170)		(154)
Stock-based compensation				93				93
Common stock distributed					651			651
Common stock acquired and cancelled		(38,200)	(191)	(150)				(341)

Balances at December 31, 2008	$50,891	15,655,868	$78,279	$86,852	$(650)	$(34,427)	$(1,709)	$179,236
Net Loss						(15,133)		(15,133)
Change in unrealized gain on securities available for sale							1,577	1,577
Change in funded status of pension plans							1,409	1,409

Comprehensive loss								(12,147)
Dividends and accretion on preferred stock	299					(2,917)		(2,618)
Stock-based compensation				117				117
Common stock distributed					16			16

Balances at December 31, 2009	$51,190	15,655,868	$78,279	$86,969	$(634)	$(52,477)	$1,277	$164,604

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows
Years ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	2009	2008	2007

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(15,133)	$(56,902)	$(5,663)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,968	4,737	3,192
Securities premium amortization and discount accretion, net	591	565	(375)
Gain on sale of loans held for sale	(601)	(396)	(366)
Originations of loans held for sale	(97,360)	(130,027)	(101,989)
Proceeds from sales of loans held for sale	92,330	141,837	102,355
Goodwill impairment	—	50,437	—
(Increase) decrease in deferred tax assets	(4,158)	(8,360)	(9,759)
(Increase) decrease in income taxes receivable	(2,560)	(2,800)	738
(Increase) decrease in interest earned but not received	700	3,014	(6,199)
Increase (decrease) in interest accrued but not paid	(1,470)	(572)	1,414
Net (increase) decrease in other assets	(115)	(9,849)	7,455
Net increase (decrease) in other liabilities	(589)	4,287	8,609
Provision for credit losses	35,749	25,262	18,952
Stock-based compensation	117	93	149
(Gain) loss on sales of premises and equipment	572	731	584

Net cash provided by operating activities	15,041	22,057	19,097

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	—	—	1,964
Purchases of securities available for sale	(108,828)	(128,665)	(105,954)
Proceeds from maturities of securities available for sale	78,325	210,355	140,110
Net (increase) decrease in loans	83,853	(156,319)	(95,676)
Purchases of premises and equipment and expenditures for improvements to real estate acquired in settlement of loans	(1,894)	(5,808)	(5,098)
Proceeds from sales of premises and equipment	8,794	4,686	80
Cash acquired in merger	—	—	14,803
Net (increase) decrease in federal funds sold	42,043	(39,870)	4,672

Net cash provided by (used in) investing activities	102,293	(115,621)	(45,099)

CASH FLOW FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	61,600	(50,204)	(7,857)
Net increase (decrease) in time deposits	(225,753)	85,945	77,033
Net increase (decrease) in other borrowings	22,543	(22,471)	9,347
Net increase (decrease) in borrowings from FHLB	26,200	21,000	(30,000)
Dividends paid	(2,917)	(6,260)	(6,983)
Stock issuance costs	—	—	(10)
Proceeds from issuance of preferred stock and warrants	—	52,372	—
Common stock distributed (acquired)	16	310	(3,333)

Net cash provided by (used in) financing activities	(118,311)	80,692	38,197

Increase (decrease) in cash and cash equivalents	(977)	(12,872)	12,195
Cash and cash equivalents at the beginning of the years	45,817	58,689	46,494

Cash and cash equivalents at the end of the years	$44,840	$45,817	$58,689

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest	$40,626	$54,424	$40,954
Income taxes	—	3,500	3,885
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$26,216	$9,963	$9,009
Unrealized gain on securities available for sale:
Change in securities available for sale	(5,308)	(298)	(5,813)
Change in deferred income taxes	3,731	93	2,172
Change in shareholders’ equity	1,577	205	3,641
Common stock issued in Merger	—	—	116,865
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009, 2008, and 2007
Note 1 — Summary of significant accounting policies
Principles of consolidation
The accompanying consolidated financial statements include the accounts of NewBridge Bancorp (“Bancorp” or the “Company”) and its wholly owned subsidiary NewBridge Bank (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.
Nature of operations
The Bank provides a variety of financial services to individual and corporate customers in North Carolina (“NC”) and Virginia (“VA”). As of December 31, 2009, the Bank operated 36 branches in the Piedmont Triad Region and Coastal Region of NC and two branches in the Shenandoah Valley Region of VA. The majority of the Bank’s NC clients are located in Davidson, Rockingham, Guilford, Forsyth and New Hanover Counties. The majority of the Bank’s VA customers are located in Rockingham and Augusta Counties. The Bank’s primary deposit products are noninterest-bearing checking accounts, interest-bearing checking accounts, money market accounts, certificates of deposit and individual retirement accounts. Its primary lending products are commercial, real estate and consumer loans.
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Cash and cash equivalents
Cash and cash equivalents include cash and due from banks and interest-bearing bank deposits. Cash and cash equivalents are defined as cash and short-term investments with maturities of three months or less at the time of acquisition.
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
Real estate acquired in settlement of loans
Real estate acquired in settlement of loans, through partial or total satisfaction of loans, is initially recorded at fair market value, less estimated costs to sell, which becomes the property’s new basis. At the date of acquisition, losses are charged to the allowance for credit losses. Subsequent write-downs are charged to expense in the period they are incurred.

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
Per share data
In accordance with GAAP, the Company discloses two earnings per share amounts: basic net income per share of common stock and diluted net income per share of common stock. Basic net income per share of common stock is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each year. Diluted net income per share of common stock is computed by dividing net income available to common shareholders plus any adjustments to net income related to the issuance of dilutive potential common shares, comprised of outstanding options and/or warrants to purchase shares of common stock and restricted stock grants, by the weighted average number of shares of common stock outstanding during each year plus the number of potential dilutive common shares.
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
Segment information
The Company reports segment information in accordance with GAAP, which requires that public business enterprises report certain information about operating segments in their annual financial statements and in condensed financial statements for interim periods issued to shareholders. It also requires that public business enterprises report related disclosures and descriptive information about products and services by significant segments, geographic areas, and major customers, differences between the measurements used in reporting segment information and those used in the enterprise’s general-purpose financial statements, and changes in the measurement of segment amounts from period to period.
Operating segments are components of an enterprise with separate financial information available for use by the chief operating decision maker to allocate resources and to assess performance. The Company has determined that it has one significant operating segment, providing financial services through the Bank, including banking, mortgage, and investment services, to customers located principally in Davidson, Rockingham, Guilford, Forsyth and New Hanover Counties in NC, and in Rockingham and Augusta Counties in VA, and in the surrounding communities. The various products are those generally offered by community banks, and the allocation of resources is based on the overall performance of the Bank, rather than the individual branches or products.
There are no differences between the measurements used in reporting segment information and those used in the Company’s general-purpose financial statements.
Recent accounting pronouncements
On July 1, 2009, the Financial Accounting Standards Board (“FASB”) GAAP Codification became effective as the sole authoritative source of GAAP. This Codification reorganizes current GAAP for non-governmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic. Existing GAAP prior to the Codification was not altered in compilation of the GAAP Codification. The Codification encompasses all FASB Statements of Financial Accounting Standards (“SFAS”), Emerging Issues Task Force statements, FASB Staff Positions, FASB Interpretations, FASB Derivative Implementation Guides, American Institute of Certified Public Accountants Statement of Positions, Accounting Principals Board Opinions and Accounting Research Bulletins along with the remaining body of GAAP effective as of June 30, 2009. Financial statements issued for all interim and annual periods ending after September 15, 2009 need to reference accounting guidance embodied in the Codification as opposed to referencing the previously authoritative pronouncements. Accounting literature included in the Codification is referenced by Topic, Subtopic, Section and paragraph.
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
The Company adopted ASC 855 “Subsequent Events” (“ASC 855”) effective June 30, 2009. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The Company’s adoption of ASC 855 did not result in any material effect on the Company’s financial position or operating results.
In June 2009 the FASB issued new guidance impacting “Transfers and Servicing”. The objective of this guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The Company’s adoption of this new guidance did not result in any material effect on the Company’s financial position or operating results.

In June 2009, the FASB issued new guidance impacting “Consolidation” of variable interest entities. The objective of this guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance is effective as of January 1, 2010. The adoption of this guidance is not expected to be material to the Company’s consolidated financial statements.
Reclassification
Certain items for 2008 and 2007 have been reclassified to conform to the 2009 presentation. Such reclassifications had no effect on net income, total assets or shareholders’ equity as previously reported.
Note 2 — Merger of Equals
Bancorp is a bank holding company incorporated under the laws of the state of North Carolina (“NC”) and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Bancorp is the successor entity to LSB Bancshares, Inc. (“LSB”), which was incorporated on December 8, 1982. On July 31, 2007, FNB Financial Services Corporation (“FNB”), a bank holding company, also incorporated in NC and registered under the BHCA, merged with and into LSB in a merger of equals (the “Merger”). LSB’s name was then changed to “NewBridge Bancorp”.
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
The Merger was accounted for under the purchase method of accounting and was structured to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The Merger initially resulted in $49.9 million of goodwill and $6.6 million of core deposit intangibles. The goodwill was not tax deductible. The core deposit intangible was determined by an independent valuation and is being amortized over the estimated life of 10 years, based on undiscounted cash flows.
As of December 31, 2008, the Company wrote off $50.4 million of goodwill. At December 31, 2009, the carrying value of other intangibles was $5.3 million.
Note 3 — Restriction on cash and due from banks
The Bank maintains required reserve balances with the Federal Reserve Bank of Richmond. The amounts of these reserve balances at December 31, 2009 and 2008 were $15,831,000 and $5,115,000, respectively.

Note 4 — Investment securities
Investment securities at December 31 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
2009:
Available for sale:
U.S. government agency securities	$49,005	$529	$(15)	$49,519
Mortgage backed securities	77,430	4,260	—	81,690
State and municipal obligations	85,212	1,747	(1,452)	85,507
Corporate bonds	33,978	1,626	—	35,604
Collateralized mortgage obligations	35,124	346	(102)	35,368
Federal Home Loan Bank stock	11,414	—	—	11,414
Other equity securities	5,775	725	(220)	6,280

Total available for sale	297,938	9,233	(1,789)	305,382
Municipal obligations held to maturity	19,957	550	(20)	20,487

Total investment securities	$317,895	$9,783	$(1,809)	$325,869

2008:
Available for sale:
U.S. government agency securities	$56,622	$1,332	$—	$57,954
Mortgage backed securities	97,843	4,199	—	102,142
State and municipal obligations	88,590	1,064	(2,011)	87,643
Federal Home Loan Bank stock	9,867	—	—	9,867
Other equity securities	3,775	570	(316)	4,029

Total available for sale	256,697	7,165	(2,327)	261,535
Municipal obligations held to maturity	27,037	444	(212)	27,269

Total investment securities	$283,734	$7,609	$(2,539)	$288,804

The aggregate cost of the Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $11,414,000 at December 31, 2009. Because of the redemption provisions of this stock, and the financial condition of the FHLB of Atlanta, the Company estimates that the fair value equals the cost of this investment and that it is not impaired.
The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and the Company has the intent and ability to hold until recovery, none of the securities are deemed to be other than temporarily impaired.

	Less than 12 months		12 months or more		Total
2009	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(In thousands)
Investment securities:
U.S. government agency securities	$3,985	$15	$—	$—	$3,985	$15
Collateralized mortgage obligations	17,380	102	—	—	17,380	102
Other equity securities	—	—	839	220	839	220
State and municipal obligations	21,479	761	4,795	711	26,274	1,472

Total temporarily impaired securities	$42,844	$878	$5,634	$931	$48,478	$1,809

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized		Unrealized
2008	value	losses	value	losses	Fair value	losses
(In thousands)
Investment securities:
State and municipal obligations	$44,255	$1,753	$6,343	$470	$50,598	$2,223
Other equity securities	523	316	—	—	523	316

Total temporarily impaired securities	$44,778	$2,069	$6,343	$470	$51,121	$2,539

The amortized cost and estimated market value of debt securities at December 31, 2009, by contractual maturities, are shown in the accompanying schedule. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$5,485	$5,538
Due after one through five years	93,983	96,713
Due after five through ten years	36,355	37,648
Due after ten years	164,883	168,276

Total debt securities	$300,706	$308,175

A recap of the maturities of held to maturity securities follows. There were no sales of held to maturity securities during the years presented (in thousands):

	Years Ended December 31
	2009	2008	2007

Proceeds from maturities	$—	$—	$1,964
A recap of the maturities and sales of available for sale securities follows (in thousands):

	Years Ended December 31
	2009	2008	2007

Proceeds from sales and maturities	$10,977	$210,535	$140,110
Gross realized gains	389	2,475	101
Gross realized losses	—	16	139
Investment securities with amortized costs of approximately $154,352,000 and $187,275,000 and market values of approximately $158,450,000 and $190,620,000 as of December 31, 2009 and 2008, respectively, were pledged to secure public deposits and for other purposes. The Bank has obtained $50,000,000 in letters of credit, which are used in lieu of securities to pledge against public deposits.
Note 5 — Loans
Loans are summarized as follows (in thousands):

	December 31
	2009	2008

Commercial	$593,423	$617,591
Real estate-construction	177,285	218,741
Real estate-mortgage	605,060	632,729
Consumer	75,469	122,412
Other	11,857	13,052

Total loans, net of unearned income	$1,463,094	$1,604,525

As of December 31, 2009 and December 31, 2008, loans totaling approximately $575,108,000 and $524,441,000, respectively, were pledged to secure the line of credit with the FHLB and Federal Reserve Bank.
Nonperforming assets are summarized as follows (in thousands):

	December 31
	2009	2008

Nonaccrual loans	$53,337	$38,029
Restructured loans	1,442	250
Loans past due 90 days or more	3,450	1,277

Total nonperforming loans	58,229	39,556
Real estate acquired in settlement of loans	27,337	9,080

Total nonperforming assets	$85,566	$48,636

Impaired loans and related information are summarized in the following tables (in thousands):

	December 31
	2009	2008	2007

Loans identified as impaired
Commercial and real estate	$118,771	$84,422	$47,133
Consumer	6,183	6,889	1,857

Total	$124,954	$91,311	$48,990

Allowance for credit losses associated with impaired loans	$16,723	$12,768	$11,128

	Years Ended December 31
	2009	2008	2007

Average balances of impaired loans for the years	$117,777	$73,349	$28,554

Interest income recorded for impaired loans	$905	$380	$535

An analysis of the changes in the allowance for credit losses follows (in thousands):

	Years Ended December 31
	2009	2008	2007

Balances at beginning of years	$35,805	$30,370	$9,564
Provision for credit losses	35,749	25,262	18,952
Loans charged off	(38,494)	(22,468)	(9,412)
Recoveries	2,783	2,641	956
Allowance acquired via acquisition	—	—	10,310

Balances at end of years	$35,843	$35,805	$30,370

The Bank’s policy for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Bank generally considers loans 90 days or more past due and all nonaccrual loans to be impaired.
Note 6 — Premises and equipment
The following is a summary of premises and equipment (in thousands):

	December 31
	2009	2008

Land	$15,043	$13,626
Buildings	21,974	23,256
Equipment	31,081	31,535
Leasehold improvements	2,109	2,152

Premises and equipment, total cost	70,207	70,569
Less, accumulated depreciation	29,801	25,316

Premises and equipment, net	$40,406	$45,253

Depreciation and amortization expense amounting to $4,630,000, $4,737,000 and $3,192,000, for the years ended December 31, 2009, 2008, and 2007, respectively, is included in occupancy expense and furniture and equipment expense in the consolidated statements of income.
Note 7 — Deposits
The aggregate amount of certificates of deposit of $100,000 or more was approximately $239,057,000 and $347,305,000 at December 31, 2009 and 2008, respectively. The accompanying table presents the scheduled maturities of total time deposits at December 31, 2009 (in thousands).

Years ending December 31,
2010	$590,915
2011	40,116
2012	36,283
2013	5,211
2014	1,511
Thereafter	359

Total time deposits	$674,395

Note 8 — Short-term borrowings and long-term debt
The following is a schedule of short-term borrowings and long-term debt (in thousands, except percentages):

	Balance	Interest Rate			Maximum Outstanding
	as of	as of	Average	Average Interest	at Any
	December 31	December 31	Balance	Rate	Monthend
2009
Federal funds purchased and repurchase agreements	$46,000	4.12%	$47,220	4.03%	$53,841
Federal Reserve Bank borrowings	27,600	0.50%	2,467	0.48%	27,600
Trust preferred securities	25,774	1.76%	25,774	2.39%	25,774
FHLB borrowings	165,200	2.86%	149,559	3.15%	174,000

Total	$264,574		$225,020		$281,215

2008
Federal funds purchased and repurchase agreements	$51,041	3.78%	$64,328	3.66%	$97,139
Trust preferred securities	25,774	5.22%	25,774	5.06%	25,774
FHLB borrowings	139,000	3.13%	148,206	3.70%	242,860
Total	$215,815		$238,308		$365,773

At December 31, 2009, the Bank had a $401,520,000 line of credit with the FHLB under which $165,200,000 was outstanding. This line of credit is secured with FHLB stock, certain pledged securities and a blanket floating lien on qualifying 1 to 4 family residential mortgage loans and qualifying commercial real estate. Based upon collateral pledged, as of December 31, 2009, the borrowing capacity under this line was $263,609,000, with $48,409,000 available to be borrowed. The outstanding amounts consist of $112,500,000 maturing in 2010, $35,000,000 maturing in 2011, $2,700,000 maturing in 2012 and $15,000,000 maturing in 2014. In addition to the credit line at the FHLB, the Bank has borrowing capacity at the Federal Reserve Bank totaling $75,471,000, of which there was $27,600,000 outstanding at December 31, 2009, all of which matures in 2010.
Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. Retail repurchase agreements represent short-term borrowings by the Bank, with overnight maturities collateralized by securities of the United States Government or its agencies.

FNB Southeast, the banking subsidiary of FNB, sold securities under an agreement to repurchase (a “wholesale repurchase agreement”) on December 8, 2006. This $21,000,000 transaction has a maturity date of December 8, 2016, became callable after one year, and has quarterly calls thereafter at a fixed rate of 4.03%. The investment securities serving as collateral for this borrowing had a market value of approximately $25,905,000 at December 31, 2009.
FNB Southeast also entered into a wholesale repurchase agreement on June 28, 2007. The $15,000,000 transaction has a maturity date of June 28, 2011, became callable after one year, and has quarterly calls thereafter. The transaction has a fixed rate of 4.42%. In addition, the Bank entered into a wholesale repurchase agreement on December 20, 2007. The $10,000,000 transaction has a maturity date of December 20, 2010, became callable after two years, and has quarterly calls thereafter. The transaction has a fixed rate of 3.85%. The investment securities serving as collateral for these two borrowings had a market value of approximately $32,098,000 at December 31, 2009.
FNB and FNB Financial Services Capital Trust I, a Delaware statutory trust (the “Trust,” now wholly owned by the Company), issued and sold in a private placement, on August 26, 2005, $25,000,000 of the Trust’s floating rate preferred securities, with a liquidation amount of $1,000 per preferred security, bearing a variable rate of interest per annum, reset quarterly, equal to 3 month LIBOR plus 1.46% (the “Preferred Securities”) and a maturity date of September 30, 2035. The Preferred Securities become callable after five years. Interest payment dates are March 30, June 30, September 30 and December 30 of each year. The Preferred Securities are fully and unconditionally guaranteed on a subordinated basis by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The entire proceeds from the sale by the Trust to the holders of the Preferred Securities was combined with the entire proceeds from the sale by the Trust to the Company of its common securities (the “Common Securities”), and was used by the Trust to purchase $25,774,000 in principal amount of the Floating Rate Junior Subordinated Notes (the “Junior Subordinated Notes”) of the Company. The Company has not included the Trust in the consolidated financial statements. FNB contributed $24,000,000 of the proceeds from the sale of the Junior Subordinated Notes to FNB as Tier I Capital to support FNB’s growth. Currently, regulatory capital rules allow trust preferred securities to be included as a component of regulatory capital.
The following is a schedule of the components of other borrowings (in thousands):

	2009	2008

Federal funds purchased	$—	$4,600
Federal Reserve Bank borrowings	27,600	—
Retail repurchase agreements	—	441
Wholesale repurchase agreements	46,000	46,000
Junior subordinated notes	25,774	25,774

Total	$99,374	$76,815

Note 9 — Other assets and other liabilities
The components of other assets and liabilities for the years ended December 31 are as follows (in thousands):

	2009	2008

Other assets:
Core deposit intangible	$5,252	$5,978
Accrued interest receivable	8,313	9,014
Other	13,152	14,202

Total	$26,717	$29,194

Other liabilities:
Accrued interest payable	1,534	2,823
Accrued compensation	1,731	3,402
Dividends payable	335	177
Retirement plans and deferred compensation	11,156	9,460
Other	3,282	4,251

Total	$18,038	$20,113

Note 10 — Income taxes
The components of income tax expense (benefit) for the years ended December 31 are as follows (in thousands):

	2009	2008	2007

Current tax expense
Federal	$(4,808)	$(70)	$377
State	(613)	563	426

Total current	(5,421)	493	803

Deferred tax (benefit) expense
Federal	(5,133)	(6,121)	(5,144)
State	(1,087)	(1,296)	(1,053)

Total deferred	(6,220)	(7,417)	(6,197)

Total income tax expense (benefit)	$(11,641)	$(6,924)	$(5,394)

The significant components of deferred tax assets at December 31 are as follows (in thousands):

	2009	2008

Deferred tax assets:
Allowance for credit losses	$14,142	$14,470
Non-qualified deferred compensation plans	1,441	1,063
Accrued compensation	628	699
Writedowns on loans and real estate acquired in settlement of loans	7,400	2,386
Net operating losses	9,434	8,027
Pension plans — Other comprehensive income	2,106	3,079
Other	4,877	4,024
Valuation allowance	(544)	—

Total	$39,484	$33,748

Deferred tax liabilities:
Depreciable basis of property and equipment	5,829	5,278
Deferred loan fees	438	833
Net unrealized gain on available for sale securities	3,026	1,935
Other	4,169	3,838
Total	13,462	11,884

Net deferred tax assets	$26,022	$21,864

Management has evaluated the realizability of the recorded deferred tax assets at December 31, 2009. This evaluation included a review of recent improving trends and expected near term levels in the net interest margin, non performing assets, operating expenses and other factors. It also included a current forecast of performance for 2010 as well as projections for several years based on management’s expectations of performance, adjusted to assume a continuation of credit quality issues and future net interest margin erosion. It further included the consideration of the items that have given rise to the deferred tax assets, as well as tax planning strategies. Management has concluded that, with the exception of contribution and tax credit carryforwards which begin expiring in three years, it is more likely than not that the deferred taxes will be realized and therefore, no valuation allowance is necessary, except for those contribution and tax credit carryforwards.
The provision for income taxes differs from that computed by applying the federal statutory rate of 35% as indicated in the following analysis (in thousands, except percentages):

	2009	2008	2007
Tax based on statutory rates	$(9,371)	$(22,339)	$(3,870)
Increase (decrease) resulting from:
Effect of tax-exempt income	(1,570)	(1,456)	(726)
Write off of goodwill	—	17,653	—
State income taxes, net of federal benefit	(1,105)	(476)	(407)
Income on bank-owned life insurance	(205)	(386)	(182)
Other, net	610	80	(209)

Total provision (benefit) for income taxes	$(11,641)	$(6,924)	$(5,394)

Effective tax rate	(43.5%)	(10.8%)	(48.8%)

Note 11 — Lease commitments
The minimum annual lease commitments under noncancelable operating leases in effect at December 31, 2009, are as follows (in thousands):

Years Ending December 31
2010	$1,657
2011	1,271
2012	927
2013	823
2014	711
Thereafter	727
Total lease commitments	$6,116

Payments under these leases amounted to approximately $2,671,000, $2,452,000 and $1,677,000 for the years ended December 31, 2009, 2008, and 2007, respectively.
Note 12 — Related party transactions
The Bank had loans outstanding to principal officers and directors and their affiliated entities during each of the past two years. Such loans were made substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers, and, at the time that they were made, did not involve more than the normal risks of collectibility. The following table summarizes the transactions for the past two years (in thousands):

	2009	2008
Balance, beginning of year	$11,575	$10,283
Amounts removed as a result of director resignations	(1,801)	—
Advances (repayments), net, during year	455	1,292

Balance, end of year	$10,229	$11,575

Note 13 — Other operating income and expenses
The components of other operating income and other operating expense for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	Years Ended December 31
	2009	2008	2007
Other operating income:
Bankcard income	$2,228	$2,545	$2,627
Fee income	4,013	3,126	1,860
Investment services commissions	1,186	874	862
Insurance commissions	78	153	155
Trust income	563	571	639
Gain (loss) on sales of real estate	(591)	(508)	(437)
Income on bank-owned life insurance	587	1,103	462
Other income	419	578	711

	$8,483	$8,442	$6,879

Other operating expenses:
Advertising	$1,428	$1,940	$1,144
Automated services	5,724	6,006	4,909
Bankcard expense	2,225	2,413	2,256
Legal and professional fees	3,460	3,448	4,920
Postage	873	1,040	908
Stationery, printing and supplies	590	909	1,169
Other real estate owned expense	919	807	674
Other real estate owned write-downs	703	3,064	3,565
Other expenses	6,747	7,127	5,448

	$22,669	$26,754	$24,993

Note 14 — Stock based compensation
In accordance with GAAP, the Company recorded $117,000, or less than $0.01 per diluted share, of total stock-based compensation expense during 2009, compared to $93,000, or less than $0.01 per diluted share, in 2008. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related stock options or restricted stock units. This expense had no impact on the Company’s reported cash flows. The stock-based compensation expense is reported under personnel expense in the consolidated statements of income.
To determine the amounts recorded in the financial statements, the fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended December 31, 2008
Dividend yield	7.40%
Risk-free interest rate	2.50%
Expected stock volatility	36.32%
Expected years until exercise	6.25
     There were no stock options granted during 2009 or 2007.
For restricted stock units, the fair value is considered to be the market price on the date the restricted stock unit is granted.
As of December 31, 2009, there was $170,000 of total unrecognized compensation expense related to stock options and restricted stock units granted under the NewBridge Bancorp Amended and Restated Comprehensive Equity Compensation Plan (formerly the LSB Bancshares Inc. Comprehensive Equity Compensation Plan for

Directors and Employees) (the “Comprehensive Benefit Plan”). This expense will be fully amortized by March of 2013.
As of December 31, 2009, 31,000 restricted stock units granted to certain executive officers were outstanding. The weighted average fair value of these restricted stock units is $6.58, which was the weighted average closing price of the Company’s common stock on the dates they were granted. The restricted stock units vest based on certain performance criteria that the Company did not meet during 2009, and does not expect to meet during 2010. The stock-based compensation expense for these awards was immaterial for the period ended December 31, 2009.
As of December 31, 2009, the Company’s Compensation Committee administered the Company’s six stock-based compensation plans, including two stock-based compensation plans assumed by the Company pursuant to the Merger.
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
At their 2004 annual meeting, LSB’s shareholders approved the Comprehensive Benefit Plan. Under the Comprehensive Benefit Plan, 750,000 shares of common stock are available for issuance to plan participants in the form of stock options, restricted stock, restricted stock units, performance units and other stock-based awards.
At their 1996 annual meeting, FNB shareholders approved the FNB Omnibus Equity Compensation Plan (the “1996 FNB Omnibus Plan”). The 1996 FNB Omnibus Plan authorizes the Board of Directors to grant stock options to directors, executives and key employees. Options granted under the 1996 FNB Omnibus Plan have a term of up to ten years and generally vest over a four-year period beginning on the date of the grant. Options under the 1996 FNB Omnibus Plan were granted at a price not less than the fair market value at the date of grant. The 1996 FNB Omnibus Plan expired in 2006 and no more options may be granted thereunder.
The FNB Long Term Stock Incentive Plan (the “2006 FNB Omnibus Plan”) was approved by FNB’s shareholders at their 2006 annual meeting and authorized the issuance of up to 500,000 shares of FNB common stock pursuant to the exercise of various rights granted under the 2006 FNB Omnibus Plan. Under the 2006 FNB Omnibus Plan, participants may be granted or awarded eligible options, rights to receive restricted shares of common stock and/or performance units. Except with respect to awards then outstanding, all awards must be granted or awarded on or before May 18, 2016.
Upon the Merger, each option to acquire a share of FNB common stock granted pursuant to the 2006 FNB Omnibus Plan and the 1996 FNB Omnibus Plan that was outstanding and unexercised immediately prior to the Merger was converted into an option to acquire 1.07 shares of the Company’s common stock.

The following is a summary of stock option activity and related information for the years ended December 31:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Avg.		Avg.		Avg.
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding - Beginning of year	1,052,517	$14.32	1,394,517	$14.84	604,425	$17.31
Acquired via merger	—	—	—	—	866,860	13.08
Granted	—	—	24,000	9.18	—	—
Exercised	—	—	—	—	—	—
Forfeited	(155,526)	13.55	(366,000)	15.96	(76,768)	15.21

Outstanding — End of year	896,991	$14.45	1,052,517	$14.32	1,394,517	$14.84

Exercisable — End of year	811,041	$14.41	940,517	$14.23	1,247,517	$14.62

The following is a summary of information on outstanding and exercisable options at December 31, 2009:

Options Outstanding				Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average Exercise		Average
Exercise Prices	Number	Life (Years)	Price	Number	Exercise Price
$5.81 — 10.05	212,606	2.72	$8.92	198,356	$8.91
$11.06 — 15.42	290,151	4.02	14.98	290,151	14.98
$15.56 — 16.93	143,109	5.01	16.40	89,609	16.90
$17.10 — 18.00	251,125	3.79	17.43	232,925	17.44

	896,991	3.81	$14.45	811,041	$14.41

Note 15 — Net loss per share
The following is a reconciliation of the numerator and denominator of basic and diluted net loss per share of common stock as required by GAAP (in thousands, except share data):

	For the years ended December 31,
	2009	2008	2007
Basic and diluted:
Net loss available to common shareholders	$(18,050)	$(57,072)	$(5,663)

Weighted average shares outstanding	15,655,868	15,663,719	11,485,353

Net loss per share, basic and diluted	$(1.15)	$(3.64)	$(0.49)

No securities were dilutive during any of the periods presented, and therefore, basic and diluted loss per share are identical for all three years presented above.
On December 31, 2009, there were 896,991 options, 31,000 restricted stock units and a warrant to purchase 2,567,255 shares outstanding. On December 31, 2008, there were 1,049,517 options, 24,000 restricted stock units and a warrant to purchase 2,567,255 shares outstanding. On December 31, 2007, there were 1,108,264 options outstanding. In each case the options, the restricted stock units and the warrant were antidilutive as a result of the Company’s net loss for each of the three years.
See Note 22 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a description of the warrant.

Note 16 — Parent company only
The parent company’s principal asset is its investment in its subsidiary, the Bank. The principal source of income of the parent company is dividends received from the Bank. The following presents condensed financial information of the parent company (in thousands):

	2009	2008
Condensed balance sheets
Assets
Cash and due from banks	$9,933	$26,308
Investment in wholly-owned subsidiary	180,911	175,746
Other assets	1,097	4,507

Total assets	$191,941	$206,561

Trust preferred securities	$25,774	$25,774
Other liabilities	1,563	1,551
Shareholders’ equity	164,604	179,236

Total liabilities and shareholders’ equity	$191,941	$206,561

	2009	2008	2007
Condensed statements of income
Dividends from subsidiary	$—	$8,175	$12,999
Other operating expense	824	51,319	944

Income before equity in undistributed net income of subsidiary	(824)	(43,144)	12,055
Equity in undistributed net loss of subsidiary	(14,309)	(13,758)	(17,718)

Net loss	$(15,133)	$(56,902)	$(5,663)

Condensed statements of cash flows
Cash flows from operating activities
Net loss	$(15,133)	$(56,902)	$(5,663)
Adjustments to reconcile net loss to net cash provided by operating activities:
Other changes, net	3,243	49,283	(2,626)
Change in investment in wholly-owned subsidiary	14,309	13,758	17,718

Net cash provided by operating activities	2,419	6,139	9,429
Cash flows from investing activities
Investments in wholly-owned subsidiary	(16,372)	(26,000)	—
(Increase) decrease in other assets	—	—	898

Net cash provided by (used in) investing activities	(16,372)	(26,000)	898
Cash flows from financing activities
Proceeds from issuance of preferred stock and warrants	—	52,372	—
Dividends paid	(2,422)	(6,122)	(6,983)
Common stock acquired	—	(341)	(3,422)
Increase in other liabilities	—	38	(6)

Net cash provided by (used in) financing activities	(2,422)	45,947	(10,411)

Increase (decrease) in cash	(16,375)	26,086	(84)
Cash at beginning of year	26,308	222	306

Cash at end of year	$9,933	$26,308	$222

Supplemental non-cash financing activities:
Common stock issued in acquisition	—	—	$116,865

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

	Contractual Amount
	2009	2008

Loan commitments	$295,041	$363,044
Credit card lines	21,790	21,213
Standby letters of credit	3,994	3,686

Total commitments and contingent liabilities.	$320,825	$387,943

The Bank’s exposure to credit loss in the event of nonperformance by the other party to these commitments is equal to the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
Note 18 — Employee benefit plans
The Company has three defined benefit retirement plans as follows:
1) A pension plan, which is the result of the merger of two legacy pension plans. The first plan was a plan covering substantially all of the former employees of Lexington State Bank, and which was curtailed in December 2006. The second plan was a plan covering substantially all of the former employees of FNB Southeast, which was curtailed prior to the Merger. These two plans were merged into one plan, effective December 31, 2008.
2) A supplemental executive retirement plan (“SERP”) covering certain executive and former executive officers, which was curtailed in 2008; and
3) A retiree health benefit plan, which provides partial health insurance benefits for certain early retired former employees of Lexington State Bank, which was curtailed in 2007.
The disclosures presented represent combined information for all of the employee benefit plans. The retiree health benefit plan is not a material part of the aggregate information.
The pension plan, the retiree health benefit plan and the SERP provide for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and a percentage of qualifying compensation during the employee’s final years of employment. Contributions to the pension plan were based upon the projected unit credited actuarial funding method and comply with the funding requirements of the Employee Retirement Income Security Act. Contributions prior to the curtailments were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Plan assets consist primarily of cash and cash equivalents, U.S. government securities, and securities. The following tables outline the changes in these pension obligations, assets and funded status for the years ended December 31, 2009 and 2008, and the assumptions and components of net periodic pension cost for the two and three years in the period ended December 31, 2009 (in thousands):

	2009	2008
Change in benefit obligation
Projected benefit obligation at beginning of year	$24,104	$24,537
Service cost	43	213
Interest cost	1,494	1,520
Actuarial (gain) loss	1,346	(103)
Benefits paid	(1,271)	(1,423)
Curtailment	—	(640)

Projected benefit obligation at end of year	25,716	24,104

Change in plan assets
Fair value of plan assets at beginning of year	14,644	20,526
Actual return on plan assets	4,351	(4,870)
Employer contribution	964	411
Benefits paid	(1,271)	(1,423)

Fair value of plan assets at end of year	18,688	14,644

Funded status at end of year
Plan assets less projected benefit obligation	(7,028)	(9,460)
Unrecognized transitional obligation	—	—

Pension asset (liability)	$(7,028)	$(9,460)

	2009	2008
Amounts recognized in the consolidated balance sheets consist of:
Pension liability	$(7,028)	$(9,460)
Deferred tax asset	3,256	4,142
Accumulated comprehensive income, net	3,227	4,637

Net amount recognized	$(545)	$(681)

	2009	2008	2007
Components of net periodic pension cost
Service	$43	$213	$156
Interest	1,494	1,520	1,085
Expected return on plan assets	(1,197)	(1,630)	(1,262)
Amortization of prior service cost	1	82	2
Amortization of transition obligation	—	—	10
Amortization of net gain (loss)	416	54	5
Curtailment	—	(241)	—

Net periodic pension cost	$757	$(2)	$(4)

Weighted-average assumptions
Discount rate	6.00%	6.25%	6.25%
Expected return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increases	2.25%	4.75%	4.75%
Target asset allocations are established based on periodic evaluations of risk/reward under various economic scenarios and with varying asset class allocations. The near-term and long-term impact on obligations and asset values are projected and evaluated for funding and financial accounting implications. Actual allocation and investment performance is reviewed quarterly. The current target allocation ranges, along with the actual allocation as of December 31, 2009, are included in the accompanying table.

	Market Value as of	Actual Allocation
	December 31, 2009	as of December 31,	Long-Term
Plan Assets	(in thousands)	2009	Allocation Target
Equity securities	$11,082	59.3%	40% - 75%
Debt securities.	7,606	40.7%	25% - 60%

Total	$18,688	100%	100%

The assumed expected return on assets considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in the portfolio and the expectation for future returns of each asset class. The expected return of each asset class is weighted based on the target allocation to develop the expected long-term rate of return on assets. This resulted in the selection of the 8.25% rate used in 2009 and to be used for 2010. The required contributions for 2009 were approximately $964,000, and the required contributions for 2010 are expected to be approximately $859,000. The expected benefit payments for the next ten years are as follows: (1) 2010 - $1,259,000, (2) 2011 — $1,305,000, (3) 2012 — $1,352,000, (4) 2013 — $1,472,000, (5) 2014 - $1,469,000, and (6) 2015 through 2019 — $8,613,000.
The Company also has a separate contributory 401(k) savings plan covering substantially all employees. Prior to year end 2007, the separate plans of the two legacy banks were merged into the current 401(k) savings plan. The 401(k) savings plan allows eligible employees to contribute up to a fixed percentage of their compensation, with the Bank matching a portion of each employee’s contribution. The Bank’s contributions were $748,000 for 2009, $878,000 for 2008 and $587,000 for 2007. The 401(k) savings plan contribution expense is reported under personnel expense in the consolidated statements of income.
Three deferred compensation plans allow the directors of the Company to defer compensation. Each plan participant makes an annual election to either receive that year’s compensation or to defer receipt until his or her death, disability or retirement. The deferred compensation balances of two of these plans are maintained in a rabbi trust. The balances in the trust at December 31, 2009 and 2008 were $3,134,000 and $2,412,000, respectively. The third plan acquires shares of the Company’s common stock in the open market and holds these shares in a trust at cost, as a component of shareholders’ equity, until distributed.
Note 19 — Regulatory matters
The primary source of funds for the dividends paid by the Company to its shareholders is dividends received from the Bank. The Bank is restricted as to dividend payout by state laws applicable to banks and may pay dividends only out of undivided profits. At December 31, 2009, the Bank had undivided profits of approximately $52.3 million. Additionally, dividends paid by the Company and the Bank may be limited by minimum capital requirements imposed by banking regulators. During 2008, the Company first reduced its quarterly cash dividend, and later suspended the payment of cash dividends, based on the highly uncertain economic conditions and in the interest of preserving capital. As a consequence of the Company’s participation in the U.S. Department of the Treasury (the “U.S. Treasury”) Capital Purchase Program (the “CPP”), regulatory approval is currently required before the Company may increase dividends payable on its common stock to more than the last quarterly cash dividend ($0.05) declared prior to October 14, 2008.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that as of December 31, 2009, both the Company and the Bank meet all capital adequacy requirements to which they are subject.
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

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009

Total Capital (To Risk Weighted Assets)
Consolidated	$195,658	12.3%	$127,551	≥8.0%	N/A
Bank	185,579	11.7	127,414	≥8.0	$159,268	≥10.0%
Tier 1 Capital (To Risk Weighted Assets)
Consolidated	175,304	11.0	63,776	≥4.0	N/A
Bank	165,246	10.4	63,707	≥4.0	95,561	≥6.0%
Tier 1 Capital (To Average Assets)
Consolidated	175,304	8.9	78,531	≥4.0	N/A
Bank	165,246	8.4	78,439	≥4.0	98,049	≥5.0%

December 31, 2008

Total Capital (To Risk Weighted Assets)
Consolidated	$217,130	12.4%	$140,110	≥8.0%	N/A
Bank	187,810	10.8	139,745	≥8.0	$174,681	≥10.0%
Tier 1 Capital (To Risk Weighted Assets)
Consolidated	194,990	11.2	70,055	≥4.0	N/A
Bank	165,726	9.5	69,872	≥4.0	104,809	≥6.0%
Tier 1 Capital (To Average Assets)
Consolidated	194,990	9.4	83,223	≥4.0	N/A
Bank	165,726	8.0	83,171	≥4.0	103,964	≥5.0%
Note 20 — Fair value of financial instruments
The following methods and assumptions were used to estimate the fair value for each class of the Company’s financial instruments.
Cash and cash equivalents. The carrying amounts for cash and due from banks approximate fair value because of the short maturities of those instruments.
Investment securities. In accordance with GAAP, the fair value of investment securities is based on quoted prices in active markets for identical assets, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities, corresponding to the “significant other observable inputs” definition of GAAP. The fair value of equity investments in the restricted stock of the FHLB equals the carrying value.
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
Federal Funds Purchased and Retail Repurchase Agreements. The carrying value of federal funds purchased and retail repurchase agreements are considered to be a reasonable estimate of fair value.
Wholesale Repurchase Agreements and Other borrowings. The fair values of these liabilities are estimated using the discounted values of the contractual cash flows. The discount rate is estimated using the rates currently in effect for similar borrowings.
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
The estimated fair values of financial instruments for the years ending December 31 (in thousands):

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and short term investments	$44,840	$44,840	$87,860	$87,860
Investment securities	325,339	325,869	288,572	288,804
Loans	1,463,094	1,475,084	1,604,525	1,585,355
Less allowance for loan losses	(35,843)	—	(35,805)	—

Net loans	1,427,251	1,475,084	1,568,720	1,585,355
Financial liabilities:
Deposits	1,499,310	1,504,123	1,663,463	1,674,364
Federal funds purchased and retail repurchase agreements	—	—	5,041	5,041
Federal Reserve Bank borrowings	27,600	27,600	—	—
Wholesale repurchase agreements	46,000	46,931	46,000	47,328
Junior subordinated notes	25,774	12,586	25,774	11,294	(1)
FHLB borrowings	165,200	167,810	139,000	141,693

(1)	The 2008 fair value disclosure has been revised to reflect more correct assumptions.
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

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):
December 31, 2009 — Assets measured at fair value, recurring

	Quoted prices in
	active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$219,875	$85,507	—
Real estate acquired in settlement of loans	—	—	27,337
Core deposit intangible	—	—	5,252
Mortgage loans held for sale	—	6,568	—

Total	$219,875	$92,075	32,589

The table below presents the assets measured at fair value on a non-recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):
December 31, 2009 — Assets measured at fair value, non-recurring

	Quoted prices in
	active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of allowance	—	—	$108,231

Total	—	—	$108,231

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
The Merger transaction was accounted for under the purchase method of accounting and was structured to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The Merger initially resulted in $49.9 million of goodwill and $6.6 million of core deposit intangibles. The goodwill acquired was not tax deductible. The Company subsequently wrote off the goodwill as of December 31, 2008. The core deposit intangible was determined by an independent valuation and is being amortized over the estimated life of 10 years, based on undiscounted cash flows.

A summary of the estimated fair values of assets and liabilities of FNB as of July 31, 2007 is presented in the table below. The Company acquired the assets and assumed the liabilities as of that same date (in thousands).

Cash and cash equivalents	$14,803
Loans receivable, net of allowance for credit losses	632,576
Investment securities	252,223
Premises and equipment	22,523
Core deposit intangible	6,613
Goodwill	49,947
Other assets	50,184
Deposits	(734,131)
Borrowings	(161,044)
Other liabilities	(13,689)

Investment in subsidiary, net of capitalized acquisition costs	$120,005

The Company’s consolidated financial statements include the results of operations of FNB only from the date of acquisition. The following unaudited summary presents the consolidated results of operations of the Company on a pro forma basis for the year ended December 31, 2007 as if FNB had been acquired on January 1, 2007. The pro forma summary information does not necessarily reflect the results of operations that would have occurred if the acquisition had occurred at the beginning of the period presented, or of results which may occur in the future.
A summary of the pro forma financial statement is as follows (dollars in thousands, except per share data):

For the Year
Ended
December 31, 2007

Net interest income	73,818
Provision for loan losses	20,943

Net interest income after provisions for loan losses	52,875
Noninterest income	22,442
Noninterest expense	80,511

Income (loss) before income tax expense	(5,194)
Income tax expense	(2,932)

Net income (loss)	$(2,262)

Weighted Average Common Shares:
Basic	15,694,068
Diluted	15,694,068

Per Common Share Data:
Basic income (loss)	$(0.14)
Diluted income (loss)	(0.14)

Note 22 — U.S. Treasury Capital Purchase Program
Pursuant to the CPP, on December 12, 2008, Bancorp issued and sold to the U.S. Treasury (i) 52,372 shares of Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 2,567,255 shares of Bancorp’s common stock at an exercise price of $3.06 per share, representing an aggregate market price of approximately $7.9 million, for an aggregate purchase price of $52,372,000 in cash. The Warrant may be exercised by U.S. Treasury at any time before it expires on December 12, 2018. Subject to the approval of the federal banking regulators, the Series A Preferred Stock, may be redeemed in whole or in part, at any time and from time to time. Once an institution notifies the U.S. Treasury that it would like to repay its investment, the U.S. Treasury must permit repayment subject to consultation with the federal banking regulators. All such redemptions will be at 100% of the issue price, plus any accrued and unpaid dividends. The fair value of the Warrant of $1,497,000 was estimated on the date of the grant using the Black-Scholes option-pricing model. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends of 5 percent for the first five years and 9 percent thereafter.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including its CEO, CFO, and Chief Accounting Officer (“CAO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2009. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K, the Company effectively maintained disclosure controls and procedures.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO, CFO and CAO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:
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

The Company’s independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. This Report of Independent Registered Public Accounting Firm is included in Item 8, Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
Management of the Company has evaluated, with the participation of the Company’s CEO, CFO, and CAO, changes in the Company’s internal control over financial reporting during the fourth quarter of 2009. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a) Directors and Executive Officers—The information required by this Item regarding directors, nominees and executive officers of Bancorp is set forth under the Proxy Statement sections captioned “Proposal 1 — Election of Directors” and “Executive Officers of the Company,” which sections are incorporated herein by reference.
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
The information required by this Item is set forth under the Proxy Statement sections captioned “Compensation Discussion and Analysis”, “Grant of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “ Pension Benefits”, “Nonqualified Deferred Compensation”, “Potential Payments Upon Termination or Change in Control”, “Director Compensation”, “Director Fees and Practices”, “Board Committees — Compensation Committee Interlocks and Insider Participation” and “Board Committees — Compensation Committee Report,” which sections are incorporated by reference.

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
The information required by this Item is set forth under the Proxy Statement section captioned “Proposal 2: Ratification of Appointment of Grant Thornton as Our Independent Registered Public Accounting Firm for the Fiscal Year Ended December 31, 2010,” which section is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.
(a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to Consolidated Financial Statements.
(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K are listed as exhibits 10.1 through 10.37 (excluding exhibits 10.30 and 10.35) in the Exhibit Index.
(b) The exhibits to the Form 10-K begin on page 94 of this Report.
(c) See 15(a)(2) above.

Exhibit Index

Exhibit
No.	Description

3.1	Articles of Incorporation, and amendments thereto, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

3.2	Articles of Merger of FNB with and into LSB, including amendments to the Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

3.3	Amended and Restated Bylaws adopted by the Board of Directors on August 17, 2004 and amended on July 23, 2008 (with identified Bylaw approved by the shareholders) incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009 (SEC File No. 000-11448).

4.1	Specimen certificate of common stock, $5.00 par value, incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

4.2	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.02 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.3	Guarantee Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.03 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.4	Indenture, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.04 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.5	Articles of Amendment, filed with the North Carolina Department of the Secretary of State on December 12, 2008, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.6	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.7	Warrant for Purchase of Shares of Common Stock issued by Bancorp to the United States Department of the Treasury on December 12, 2008, incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

10.1	Benefit Equivalency Plan of FNB Southeast, effective January 1, 1994 incorporated herein by reference to Exhibit 10 of the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the SEC (SEC File No. 000-13086).

10.2	1994 Director Stock Option Plan, incorporated herein by reference to Exhibit 4 of the Registration Statement on Form S-8 filed with the SEC on July 15, 1994 (SEC File No. 33-81664).

10.3	1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on March 28, 1996 (SEC File No. 000-11448).

Exhibit
No.	Description

10.4	Omnibus Equity Compensation Plan, incorporated herein by reference to Exhibit 10(B) of the Annual Report on Form 10-KSB40 for the fiscal year ended December 31, 1996, filed with the SEC on March 31, 1997 (SEC File No. 000-13086).

10.5	Amendment to Benefit Equivalency Plan of FNB Southeast, effective January 1, 1998., incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 25, 1999 (SEC File No. 000-13086)

10.6	Amendment Number 1 to 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

10.7	Long Term Stock Incentive Plan for certain senior management employees of FNB Southeast incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003 (SEC File No. 000-13086).

10.8	Form of Employment Continuity Agreement effective as of January 1, 2004 between LSB and Robert E. Lineback, Jr. and Philip G. Gibson with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.9	Form of Stock Option Award Agreement for a Director adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).

10.10	Form of Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).

10.11	Form of Amendment to the applicable Grant Agreements under the 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).

10.12	Form of Amendment to the Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).

10.13	Restated Form of Director Fee Deferral Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.14	Form of Stock Appreciation Rights Award Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.15	FNB Amended and Restated Directors Retirement Policy, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on August 3, 2007 (SEC File No. 000-11448).

10.16	Amendment to the FNB Directors and Senior Management Deferred Compensation Plan Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, FNB Southeast and FNB, dated July 31, 2007, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K, filed with the SEC on August 3, 2007 (SEC File No. 000-11448).

10.17	Employment and Change of Control Agreement with William W. Budd, Jr. incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on March 11, 2010 (SEC File No. 000-11448).

Exhibit
No.	Description

10.18	Employment and Change of Control Agreement with Jerry W. Beasley, incorporated herein by reference to Exhibit 99.3 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.19	Employment and Change of Control Agreement with Robin S. Hager, incorporated herein by reference to Exhibit 99.4 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.20	Employment and Change of Control Agreement with Paul McCombie, incorporated herein by reference to Exhibit 99.5 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.21	Employment and Change of Control Agreement with George Richard Webster, incorporated herein by reference to Exhibit 99.6 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.22	Directors and Senior Management Deferred Compensation Plan Trust Agreement between FNB Southeast and Morgan Trust Company, incorporated herein by reference to Exhibit 99.7 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.23	Second Amendment to the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy Trust Agreement among Regions bank d/b/a/Regions Morgan Keegan Trust, Bancorp and the Bank, incorporated herein by reference to Exhibit 99.8 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.24	Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.9 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.25	First Amendment to the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.10 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.26	Bancorp Amended and Restated Long Term Stock Incentive Plan, formerly the “FNB Long Term Stock Incentive Plan” (the “2006 Omnibus Plan”), incorporated herein by reference to Exhibit 10.27 of the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 (SEC File No. 000-11448).

10.27	Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.44 of the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 000-11448).

10.28	Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.45 of the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 000-11448).

10.29	Employment and Change of Control Agreement with David P. Barksdale, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on October 17, 2008 (SEC File No. 000-11448).

10.30	Letter Agreement, dated December 12, 2008, between Bancorp and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and the Warrant, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

10.31	Form of Employment Agreement Amendment, dated December 12, 2008 among Bancorp, the Bank and the senior executive officers of Bancorp, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

Exhibit
No.	Description

10.32	Bancorp Management Incentive Plan, dated February 18, 2008, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on March 6, 2009 (SEC File No. 000-11448).

10.33	Employment and Change of Control Agreement with Ramsey K. Hamadi, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on March 30, 2009 (SEC File No. 000-11448).

10.34	Promissory Note by Ramsey K. Hamadi in favor of the Bank incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on April 21, 2009 (SEC File No. 000-11448).

10.35	Excessive and Luxury Expenditure Policy of Bancorp and the Bank, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 9, 2009 (SEC File No. 000-11448).

10.36	Employment and Change of Control Agreement among Bancorp, the Bank and Pressley A. Ridgill, executed September 9, 2009, and effective January 1, 2010, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 11, 2009 (SEC File No. 000-11448).

10.37	Form of Amendment to Employment and Change of Control Agreement, dated September 16, 2009, among Bancorp, the Bank and the senior executive officers of Bancorp, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 16, 2009 (SEC File No. 000-11448).

21.01	Schedule of Subsidiaries

23.01	Consent of Grant Thornton LLP

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

99.02	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NEWBRIDGE BANCORP

Date: March 17, 2010	By:	/s/ Pressley A. Ridgill
Pressley A. Ridgill,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ pressley a. ridgill Pressley A. Ridgill	President, Chief Executive Officer, Director (Principal Executive Officer)	March 17, 2010

/s/ ramsey k. hamadi Ramsey K. Hamadi	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 17, 2010

/s/ richard m. cobb Richard M. Cobb	Senior Vice President, Chief Accounting Officer, Controller (Principal Accounting Officer)	March 17, 2010

/s/ michael s. albert Michael S. Albert	Chairman of the Board	March 17, 2010

/s/ Barry Z. Dodson Barry Z. Dodson	Vice Chairman of the Board	March 17, 2010

/s/ j. david branch J. David Branch	Director	March 17, 2010

/s/ c. arnold britt C. Arnold Britt	Director	March 17, 2010

/s/ robert c. clark Robert C. Clark	Director	March 17, 2010

/s/ Alex A. Diffey, jr. Alex A. Diffey, Jr.	Director	March 17, 2010

/s/ Joseph H. Kinnarney Joseph H. Kinnarney	Director	March 17, 2010

/s/ robert f. lowe Robert F. Lowe	Director	March 17, 2010

Signature	Capacity	Date

/s/ robert v. perkins, ii Robert V. Perkins, II	Director	March 17, 2010

/s/ mary e. rittling Mary E. Rittling	Director	March 17, 2010

/s/ burr w. sullivan Burr W. Sullivan	Director	March 17, 2010

/s/ E. Reid Teague E. Reid Teague	Director	March 17, 2010

/s/ elizabeth s. ward Elizabeth S. Ward	Director	March 17, 2010

/s/ john f. watts John F. Watts	Director	March 17, 2010

/s/ g. alfred webster G. Alfred Webster	Director	March 17, 2010

/s/ Kenan C. Wright Kenan C. Wright	Director	March 17, 2010

/s/ julius s. young, jr. Julius S. Young, Jr.	Director	March 17, 2010

EXHIBIT INDEX

Exhibit	Description

21.01	Schedule of Subsidiaries

23.01	Consent of Grant Thornton LLP

31.01	Certification of Pressley A. Ridgill

31.02	Certification of Ramsey K. Hamadi

32.01	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

99.01	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

99.02	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.