Form 10-Q
period 2010-03-31
NEWBRIDGE BANCORP
filed 2010-05-14
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended:

March 31, 2010
Commission File Number: 000-11448
NewBridge Bancorp
(Exact name of Registrant as specified in its Charter)

North Carolina (State of Incorporation)	56-1348147 (I.R.S. Employer Identification No.)

1501 Highwoods Boulevard, Suite 400 Greensboro, North Carolina (Address of principal executive offices)	27410 (Zip Code)
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
(Do not ckeck if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
At May 12, 2010, 15,655,868 shares of the registrant’s common stock were outstanding.

NEWBRIDGE BANCORP
FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
NewBridge Bancorp and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 31
	2010	December 31
	(Unaudited)	2009
Assets
Cash and due from banks	$30,100	$29,674
Interest-bearing bank balances	24,095	15,166
Investment securities:
Held to maturity, market value $41,437 at March 31, 2010 and $20,487 at December 31, 2009	40,999	19,957
Available for sale	311,583	305,382
Loans held for sale	8,716	6,568
Loans	1,425,727	1,456,526
Less allowance for credit losses	(35,524)	(35,843)

Net loans	1,398,919	1,427,251
Premises and equipment	40,826	40,405
Real estate acquired in settlement of loans	29,316	27,337
Bank-owned life insurance	28,747	28,614
Deferred tax assets	25,676	26,022
Other assets	24,031	26,717

Total assets	$1,954,292	$1,946,526

Liabilities
Deposits:
Non-interest bearing	$168,414	$156,040
Savings, NOW and money market accounts	717,854	668,875
Certificates of deposit	658,985	674,395

Total deposits	1,545,253	1,499,310
Borrowings from the Federal Home Loan Bank	153,200	165,200
Other borrowings	73,774	99,374
Accrued expenses and other liabilities	17,333	18,038

Total liabilities	1,789,560	1,781,922

Shareholders’ Equity
Preferred stock, par value $.01 per share:
Authorized 10,000,000 shares; issued and outstanding (liquidation preference $1,000 per share) – 52,372 at March 31, 2010 and at December 31, 2009	51,265	51,190
Common stock, par value $5 per share:
Authorized 50,000,000 shares; issued and outstanding – 15,655,868 at March 31, 2010 and at December 31, 2009	78,279	78,279
Paid-in capital	86,989	86,969
Directors’ deferred compensation plan	(634)	(634)
Retained deficit	(52,834)	(52,477)
Accumulated other comprehensive income	1,667	1,277

Total shareholders’ equity	164,732	164,604

Total liabilities and shareholders’ equity	$1,954,292	$1,946,526

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Income
(Unaudited; dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2010	2009
Interest Income
Interest and fees on loans	$19,430	$22,080
Interest on investment securities:
Taxable	2,680	2,029
Tax exempt	1,119	1,195
Interest-bearing bank balances	11	33
Federal funds sold	10	34

Total interest income	23,250	25,371

Interest Expense
Deposits	4,302	9,568
Borrowings from the Federal Home Loan Bank	1,101	1,155
Other borrowings	609	672

Total interest expense	6,012	11,395

Net interest income	17,238	13,976
Provision for credit losses	3,723	8,518

Net interest income after provision for credit losses	13,515	5,458

Noninterest Income
Service charges on deposit accounts	1,865	2,075
Gains on sales of mortgage loans	214	194
Other	1,351	1,745

Total noninterest income	3,430	4,014

Noninterest Expense
Personnel	7,814	7,455
Occupancy	1,135	1,132
Furniture and equipment	1,182	1,308
FDIC insurance	900	767
Other	5,438	5,321

Total noninterest expense	16,469	15,983

Income (loss) before income taxes	476	(6,511)
Income tax expense (benefit)	103	(2,933)

Net Income (Loss)	373	(3,578)
Dividends and accretion on preferred stock	(730)	(730)

Net Loss available to common shareholders	$(357)	$(4,308)

Earnings (loss) per share:
Basic	$(0.02)	$(0.28)
Diluted	$(0.02)	$(0.28)

Weighted average shares outstanding:
Basic	15,655,868	15,655,868
Diluted	15,655,868	15,655,868
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Three months ended March 31, 2010 and 2009
(Unaudited; Dollars in thousands)

					Directors’		Accumulated
					Deferred	Retained	Other	Total
	Preferred	Common Stock		Paid-in	Compensation	Earnings	Comprehensive	Shareholders’
	Stock	Shares	Amount	Capital	Plan	(Deficit)	Income (Loss)	Equity

Balances at December 31, 2008	$50,891	15,655,868	$78,279	$86,852	$(650)	$(34,427)	$(1,709)	$179,236
Net Loss						(3,578)		(3,578)
Change in unrealized gain on securities available for sale, net of deferred income taxes							(1,322)	(1,322)

Comprehensive income (loss)								(4.900)
Dividends and accretion on preferred stock	75					(730)		(655)
Stock-based compensation expense				30				30
Common stock distributed					16			16

Balances at March 31, 2009	$50,966	15,655,868	$78,279	$86,882	$(634)	$(38,735)	$(3,031)	$173,727

Balances at December 31, 2009	$51,190	15,655,868	$78,279	$86,969	$(634)	$(52,477)	$1,277	$164,604
Net Income						373		373
Change in unrealized gain on securities available for sale, net of deferred income taxes							390	390

Comprehensive income (loss)								763
Dividends and accretion on preferred stock	75					(730)		(655)
Stock-based compensation expense				20				20

Balances at March 31, 2010	$51,265	15,655,868	$78,279	$86,989	$(634)	$(52,834)	$1,667	$164,732

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

	Three Months Ended
	March 31
	2010	2009

Cash Flow from operating activities
Net Income (Loss)	$373	$(3,578)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,626	1,874
Decrease in deferred income taxes	346	659
(Increase) decrease in income taxes receivable	2,728	(3,592)
Increase in income earned but not received	(452)	(267)
Increase (decrease) in interest accrued but not paid	(228)	54
Net increase in other assets	(8)	(1,579)
Net increase (decrease) in other liabilities	1,562	(433)
Provision for credit losses	3,723	8,518
Gain on sale of loans held for sale	(214)	(194)
Originations of loans held for sale	(31,697)	(36,385)
Proceeds from sales of loans held for sale	29,763	28,501
Loss on sale of premises, equipment and real estate acquired in settlement of loans	593	233
Stock based compensation	20	30

Net cash provided by (used for) operating activities	8,135	(6,159)

Cash Flow from investing activities
Purchases of securities available for sale	(21,149)	(29,000)
Purchases of securities held to maturity	(23,160)	—
Proceeds from maturities of securities available for sale	18,281	11,317
Net (increase) decrease in loans made to customers	20,662	28,085
Proceeds from sale of premises, equipment and real estate acquired in settlement of loans	2,410	2,876
Expenditures for improvements to real estate acquired in settlement of loans, net of income received	42	(939)
Purchases of premises and equipment	(1,515)	(283)
Net decrease in federal funds sold	—	6,425

Net cash provided by (used for) investing activities	(4,429)	18,481

Cash Flow from financing activities
Net increase in demand deposits, NOW, money market and savings accounts	61,352	20,485
Net increase (decrease) in time deposits	(15,410)	21,183
Net decrease in other borrowings	(27,638)	(4,682)
Net increase (decrease) in borrowings from Federal Home Loan Bank	(12,000)	26,700
Dividends paid	(655)	(458)
Common stock distributed (acquired)	—	17

Net cash provided by financing activities	5,649	63,245

Increase in cash and cash equivalents	9,355	75,567
Cash and cash equivalents at the beginning of the period	44,840	45,817

Cash and cash equivalents at the end of the period	$54,195	$121,384

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited; dollars in thousands)

	Three Months Ended
	March 31
	2010	2009

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$6,240	$11,341
Income Taxes	—	—

Supplemental disclosures of noncash transactions
Transfer of loans to real estate acquired in settlement of loans	$5,872	$5,429
Accretion on U.S. Treasury preferred stock	75	75
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	1,184	(2,184)
Change in deferred income taxes	(794)	862
Change in shareholders’ equity	390	(1,322)
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and provisions for credit losses considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
As of March 31, 2010, the Bank operated four active non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. (“Peoples Finance”), LSB Properties, Inc. (“LSB Properties”), Henry Properties, LLC (“Henry Properties”) and Prince George Court Holdings, Inc. (“Prince George”). Peoples Finance, a NC licensed finance company, with approximately $2.1 million of loans outstanding as of March 31, 2010, is no longer actively soliciting loans. LSB Properties, Henry Properties and Prince George together own the real estate acquired in settlement of loans of the Bank.
The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2010 (SEC File No. 000-11448) (the “Annual Report”). This Quarterly Report should be read in conjunction with the Annual Report.
Note 2 — Net Income (Loss) Per Share
Basic and diluted net income (loss) per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options or warrants were exercised, or restricted stock vested, resulting in the issuance of common stock sharing in the net income of the Company. No securities were dilutive during either of the periods presented, and therefore, basic and diluted income (loss) per share are identical for both periods presented.

	Three Months Ended
	March 31
	2010	2009

Basic and diluted:
Net loss available to common shareholders (in $000s)	$(357)	$(4,308)
Weighted average shares outstanding	15,655,868	15,655,868
Net loss per share, basic and diluted	$(0.02)	$(0.28)

Note 3 — Investment Securities
Investment securities consist of the following (in thousands):

	March 31, 2010 - Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

US government agency securities	$23,160	$16	$(38)	$23,138
State and municipal obligations	17,839	480	(20)	18,299

Total	$40,999	$496	$(58)	$41,437

	March 31, 2010 - Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency securities	$41,003	$373	$(5)	$41,371
Mortgage backed securities	72,455	4,463	—	76,918
State and municipal obligations	84,382	1,620	(1,542)	84,460
Corporate bonds	49,167	2,137	—	51,304
Collateralized mortgage obligations	39,101	462	(121)	39,442
Federal Home Loan Bank stock	11,639	—	—	11,639
Other equity securities	5,775	794	(120)	6,449

Total	$303,522	$9,849	$(1,788)	$311,583

	December 31, 2009 - Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State and municipal obligations	$19,957	$550	$(20)	$20,487

	December 31, 2009 - Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency securities	$49,005	$529	$(15)	$49,519
Mortgage backed securities	77,430	4,260	—	81,690
State and municipal obligations	85,212	1,747	(1,452)	85,507
Corporate bonds	33,978	1,626	—	35,604
Collateralized mortgage obligations	35,124	346	(102)	35,368
Federal Home Loan Bank stock	11,414	—	—	11,414
Other equity securities	5,775	725	(220)	6,280

Total available for sale	$297,938	$9,233	$(1,789)	$305,382

The following is a schedule of securities in a loss position as of March 31, 2010 (in thousands):

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency securities	$6,957	$(43)	$—	$—	$6,957	$(43)
State and municipal obligations	24,880	(856)	4,788	(706)	29,668	(1,562)
Collateralized mortgage obligations	15,821	(121)	—	—	15,821	(121)
Other equity securities	—	—	839	(120)	839	(120)

Total securities	$47,658	$(1,020)	$5,627	$(826)	$53,285	$(1,846)

Investment securities with an amortized cost of $149,506,000 and $154,352,000, as of March 31, 2010, and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes. The Bank has obtained $50,000,000 in letters of credit, which are used in lieu of securities to pledge against public deposits.
No investment securities were sold during the three months ended March 31, 2010 or 2009.
Note 4 — Loans and Allowance for Credit Loss
A summary of consolidated loans follows (in thousands):

	March 31	December 31
	2010	2009

Commercial	$587,233	$593,423
Real estate — construction	166,539	177,285
Real estate — mortgage	591,410	598,492
Consumer	68,521	75,469
Other	12,024	11,857

Total loans	1,425,727	1,456,526
Loans held for sale	8,716	6,568

Total loans and loans held for sale	$1,434,443	$1,463,094

Nonperforming assets are summarized as follows (in thousands):

	March 31	December 31
	2010	2009

Commercial nonaccrual loans, not restructured	$42,869	$46,788
Commercial nonaccrual loans, restructured	4,406	1,777
Non-commercial nonaccrual loans	4,566	4,772

Total nonaccrual loans	51,841	53,337
Troubled debt restructured, accruing	2,300	1,442
Accruing loans which are contractually past due 90 days or more	2,571	3,450

Total nonperforming loans	56,712	58,229
Real estate acquired in settlement of loans	29,316	27,337

Total nonperforming assets	$86,028	$85,566

Nonperforming loans to loans outstanding at end of period	3.95%	3.98%
Nonperforming assets to total assets at end of period	4.40%	4.40%
Allowance for credit losses to non-performing loans	62.64%	61.56%
Allowance for credit losses to non-performing loans, net of loans for which the full anticipated loss has been charged off	108.38%	104.52%

Impaired loans and related information are summarized in the following tables (in thousands):

	March 31	December 31
	2010	2009

Loans specifically identified as impaired
Commercial and real estate	$137,750	$118,771
Consumer	3,898	6,183

Total	$141,648	$124,954

Allowance for credit losses associated with impaired loans	$10,493	$16,723

Previous writedowns on impaired loans	$13,075	$11,918

	Three Months Ended
	March 31
	2010	2009

Average balances of impaired loans	$131,573	$92,308

Interest income recorded for impaired loans	$1,114	$776

The Bank’s policy for impaired loan accounting subjects all significant loans to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Bank generally considers loans 90 days or more past due and all nonaccrual loans to be impaired.
An analysis of the changes in the allowance for credit losses follows (in thousands):

	Three Months Ended
	March 31
	2010	2009

Balance, beginning of period	$35,843	$35,805
Provision for credit losses	3,723	8,518
Net charge-offs	(4,042)	(3,289)

Balance, end of period	$35,524	$41,034

Loans totaling $8,716,000 and $6,568,000, as of March 31, 2010 and December 31, 2009, respectively, were held for sale, and stated at the lower of cost or market on an individual basis.
Loans totaling $541,753,000 and $575,108,000, as of March 31, 2010 and December 31, 2009, respectively, were pledged to secure lines of the credit with the Federal Home Loan Bank and Federal Reserve Bank.
Note 5 — Recent Accounting Pronouncements
In June 2009 the Financial Accounting Standards Board (“FASB”) issued new guidance impacting “Transfers and Servicing”. The objective of this guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The Company’s adoption of this new guidance did not result in any material effect on the Company’s financial position or operating results.
In June 2009, the FASB issued new guidance impacting “Consolidation” of variable interest entities. The objective of this guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance became effective on January 1, 2010. The Company’s adoption of this new guidance did not result in any material effect on the Company’s financial position or operating results.
Note 6 — Stock Compensation Plans
In accordance with GAAP, the Company recorded $20,000, or less than $0.01 per diluted share and $30,000, or less than $0.01 per diluted share, of total stock-based compensation expense for the three-month periods ended March 31, 2010 and March 31, 2009, respectively. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related stock options or restricted stock grants and is reported under personnel expense. This expense had no impact on the Company’s reported cash flows. As of March 31, 2010, there was $149,000 of total unrecognized stock-based compensation expense. This expense will be fully recognized by March of 2013.
For purposes of determining estimated fair value of the stock options and restricted stock grants, the Company has computed the estimated fair values of all stock-based compensation using the Black-Scholes option pricing model and, for stock options and restricted stock grants granted prior to December 31, 2009, has applied the assumptions set forth in the Annual Report. During the first quarter of 2010, no stock options or restricted stock grants were granted to employees or directors.
Note 7 — Fair Value of Financial Instruments
The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices in active	Significant other	Significant
	markets for identical	observable	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
Available for sale securities at March 31, 2010	$215,484	$84,460	$—
Available for sale securities at December 31, 2009	219,875	85,507	—
The table below presents the assets measured at fair value on a non-recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices in active	Significant other	Significant
	markets for identical	observable	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
Mortgage loans held for sale at March 31, 2010	$—	$8,716	$—
Mortgage loans held for sale at December 31, 2009	—	6,568	—
Real estate acquired in settlement of loans at March 31, 2010	—	—	29,316
Real estate acquired in settlement of loans at December 31, 2009	—	—	27,337
Core deposit intangible at March 31, 2010	—	—	5,071
Core deposit intangible at March 31, 2010	—	—	5,252
Impaired loans net of allowance at March 31, 2010	—	—	131,155
Impaired loans net of allowance at December 31, 2009	—	—	108,231

Note 8 — U.S. Treasury Capital Purchase Program
Pursuant to the U.S. Department of the Treasury (the “U.S. Treasury”) Capital Purchase Program (the “CPP”), on December 12, 2008, Bancorp issued and sold to the U.S. Treasury (i) 52,372 shares of Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 2,567,255 shares of Bancorp’s common stock at an exercise price of $3.06 per share, for an aggregate purchase price of $52,372,000 in cash. The Warrant may be exercised by U.S. Treasury at any time before it expires on December 12, 2018. The fair value of the Warrant of $1,497,000 was estimated on the date of the grant using the Black-Scholes option-pricing model. The Series A Preferred Stock pays cumulative dividends of five percent for the first five years and nine percent thereafter, unless Bancorp redeems the shares.

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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of Bancorp including but not limited to Bancorp’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation: (1) recently enacted legislation, or legislation enacted in the future, or any proposed federal programs may subject Bancorp to increased regulation and may adversely affect Bancorp; (2) the strength of the United States economy generally, and the strength of the local economies in which Bancorp conducts operations, may be different than expected, resulting in, among other things, a continued deterioration in credit quality, including the resultant effect on Bancorp’s loan portfolio and allowance for credit losses; (3) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”); (4) inflation, deflation, interest rate, market and monetary fluctuations; (5) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate and market liquidity conditions) and the impact of such conditions on Bancorp’s capital markets and capital management activities; (6) the timely development of competitive new products and services by Bancorp and the acceptance of these products and services by new and existing customers; (7) the willingness of customers to accept third party products marketed by Bancorp; (8) the willingness of customers to substitute competitors’ products and services for Bancorp’s products and services and vice versa; (9) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking and securities); (10) technological changes; (11) changes in consumer spending and saving habits; (12) the effect of corporate restructurings, acquisitions and/or dispositions, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (13) the current stresses in the financial and real estate markets, including possible continued deterioration in property values; (14) unanticipated regulatory or judicial proceedings; (15) the impact of changes in accounting policies by the Securities and Exchange Commission (the “SEC”); (16) adverse changes in financial performance and/or condition of Bancorp’s borrowers which could impact repayment of such borrowers’ outstanding loans; and (17) Bancorp’s success at managing the risks involved in the foregoing. Bancorp cautions that the foregoing list of important factors is not exhaustive. See also those risk factors identified in the section headed “Risk Factors”, beginning on page 13 of Bancorp’s Annual Report on Form 10-K for the fiscal year ended December  31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2010 (the “Annual Report”). Bancorp undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time by or on behalf of Bancorp.

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
Application of Critical Accounting Policies
The accounting and reporting policies of the Company and its subsidiary comply with accounting principles generally accepted in the United States and conform to standards within the banking industry. The preparation of the financial information contained in this Quarterly Report on Form 10-Q requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s management evaluates these estimates on an ongoing basis. A summary of the allowance for credit losses, one of the most complex and subjective accounting policies of the Company, is discussed under the heading "Asset Quality and Allowance for Credit losses.”

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Net Interest Income
The primary source of earnings for the Bank is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.
Net interest income for the first quarter of 2010, on a taxable equivalent basis, was $17.7 million, an increase of $3.3 million or 22.8%, from $14.5 million for the first quarter of 2009. This was primarily due to an increase in net interest margin. Average earning assets in the first quarter of 2010 decreased $145.9 million, or 7.4%, to $1.81 billion, compared to $1.96 billion in the first quarter of 2009. Average interest-bearing liabilities for the first quarter of 2010 decreased $152.2 million, or 8.6%, to $1.61 billion, compared to $1.76 billion for the first quarter of 2009.
The taxable-equivalent net interest margin for the first quarter of 2010 increased to 3.97%, compared to 2.99% for 2009, an increase of 98 basis points. The increase in net interest margin was due to the Company’s decision to shift its marketing and strategic focus away from higher cost time deposits and towards checking accounts and other core deposit relationships. In addition, during early 2009, the Company’s deposit prices were negatively impacted by irrational pricing pressures by competing financial institutions. The average yield on earning assets during the first quarter of 2010 was four basis points lower than the average yield on earning assets during the comparable period in 2009, while the average rate on interest-bearing liabilities decreased by 111 basis points during the same time period, which resulted in an increase in the interest rate spread in the first quarter of 2010 of 107 basis points compared to the first quarter of 2009. The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three months ended March 31, 2010 and 2009.

(Fully taxable equivalent basis1, in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Earning assets:
Loans receivable[2]	$1,452,707	$19,431	5.42%	$1,597,154	$22,080	5.61%
Taxable securities	224,486	2,672	4.83	170,395	2,029	4.83
Tax exempt securities	104,284	1,629	6.34	112,797	1,676	6.03
FHLB stock	11,627	8	0.27	11,103	4	0.15
Interest-bearing bank balances	21,450	20	0.39	29,043	29	0.40
Federal funds sold	—	—	—	39,971	34	0.34

Total earning assets	1,814,554	23,760	5.31	1,960,463	25,852	5.35

Non-earning assets:
Cash and due from banks	26,985			51,843
Premises and equipment	40,612			44,936
Other assets	108,799			92,229
Allowance for credit losses	(36,705)			(37,026)

Total assets	$1,954,244	$23,760		$2,112,445	$25,852

Interest-bearing liabilities:
Savings deposits	$40,433	$10	0.10%	$40,475	$10	0.10%
NOW deposits	290,123	588	0.82	176,581	145	0.33
Money market deposits	354,494	807	0.92	397,717	1,384	1.41
Time deposits	681,715	2,897	1.72	905,747	8,029	3.60
Other borrowings	90,346	609	2.73	76,199	672	3.58
Borrowings from Federal Home Loan Bank	153,811	1,101	2.90	166,410	1,155	2.81

Total interest-bearing liabilities	1,610,922	6,013	1.51	1,763,129	11,395	2.62

Other liabilities and shareholders’ equity:
Demand deposits	159,568			153,520
Other liabilities	19,185			18,915
Shareholders’ equity	164,569			176,881

Total liabilities and shareholders’ equity	$1,954,244	6,013		$2,112,445	11,395

Net interest income and net interest margin[3]		$17,747	3.97%		$14,457	2.99%

Interest rate spread[4]			3.80%			2.73%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $510 for 2010 and $481 for 2009.

[2]	The average loans receivable balances include non-accruing loans. Amortization of loan fees, net of deferred costs, of $268 and $447 for the three months ended March 31, 2010 and 2009, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense
In the first quarter of 2010, noninterest income decreased to $3.4 million, from $4.0 million during the same period in 2009. Service charge income decreased 10.1% to $1.9 million in the first quarter of 2010 from $2.1 million in the first quarter of 2009. Bankcard income decreased to $183,000 in the first quarter of 2010 from $561,000 in the first quarter of 2009, as a result of the Company’s sale of its merchant services portfolio in the third quarter of 2009.
In the first quarter of 2010, noninterest expense increased to $16.5 million from $16.0 million in the first quarter of 2009. Personnel expense increased to $7.8 million in the first quarter of 2010 from $7.5 million in the first quarter of 2009, primarily as a result of the addition of the employees of Bradford Mortgage Company. Real estate acquired in settlement of loans (“OREO”) writedowns increased from $45,000 in the first quarter of 2009 to $917,000 in the first quarter of 2010. This increase was partially offset by a decrease in bankcard expense as a result of the Company’s sale of its merchant services portfolio described above, as well as decreases in automated services expense, legal and professional fees, postage, and stationary expenses, achieved as a result of the Company’s implementation of a disciplined cost management culture.
The following table presents the details of Other Operating Income and Expense.
Other Noninterest Income and Expense (dollars in thousands)

	Three Months Ended
	March 31,		Percentage
	2010	2009	Variance

Other operating income:
Bankcard income	$183	$561	(67.4)%
Fee income	987	895	10.3
Investment services commissions	380	256	48.6
Insurance commissions	20	16	25.0
Trust income	143	143	—
Loss on sale of real estate	(525)	(227)	131.1
Income on bank-owned life insurance	191	51	274.5
Other income	(28)	50	(155.7)

	$1,351	1,745	(22.6)

Other operating expenses:
Advertising	$390	$333	17.0%
Automated services	1,154	1,481	(22.1)
Bankcard expense	163	550	(70.3)
Legal and professional fees	724	808	(10.4)
Postage	211	251	(15.9)
Stationery, printing and supplies	139	171	(18.6)
OREO expense	332	151	120.1
OREO writedowns	917	45	1,937.3
Other expense	1,408	1,531	(7.9)

	$5,438	$5,321	2.2

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
At March 31, 2010, the allowance for credit losses was $35.5 million or 2.48% of loans outstanding compared to $35.8 million or 2.45% of loans outstanding at December 31, 2009, and $41.0 million or 2.60% of loans outstanding at March 31, 2009. At March 31, 2010, the allowance for credit losses was 62.64% of nonperforming loans compared to 61.56% at December 31, 2009 and 68.23% at March 31, 2009. The allowance for credit losses as a percentage of non-performing loans, net of non-performing loans for which the full anticipated loss has been charged off was 108.38% at March 31, 2010, compared to 104.52% at December 31, 2009 and 68.23% at March 31, 2009. Based on analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for credit losses to be adequate. Additional information regarding the allowance for credit losses is presented in the table headed “Asset Quality Analysis”, on the following page.
Nonperforming loans totaled $56.7 million at March 31, 2010, compared to $58.2 million at December 31, 2009 and $60.1 million at March 31, 2009. The decrease from the 2009 year end and from the prior year is primarily driven by decreases in non-accrual loans and, to a lesser extent, restructured loans. OREO was $29.3 million at March 31, 2010, $27.3 million at December 31, 2009, and $12.3 million at March 31, 2009. Restructured loans still accruing interest totaled $2.3 million at March 31, 2010, $1.4 million at December 31, 2009, and $3.9 million at March 31, 2009. Approximately $5.9 million was transferred from loans into OREO and approximately $3.9 million of such assets were disposed of during the first three months of 2010. A net loss of $525,000 has been recorded on disposition of OREO in the current year, compared to a net loss of $227,000 in the first quarter of 2009. The Company recorded $917,000 of writedowns of OREO during the first three months of 2010, compared to writedowns of $45,000 in the first quarter of 2009. Nonperforming assets (comprised of nonaccrual loans, restructured loans and OREO) totaled $86.0 million, or 4.40% of total assets, at March 31, 2010, compared to $85.6 million, or 4.40% of total assets, at December 31, 2009 and $72.5 million, or 3.39% of total assets, a year ago.
The provision for credit losses charged to operations for the three months ended March 31, 2010 totaled $3.7 million, compared to $8.5 million for the three months ended March 31, 2009. Net charge-offs for the three months ended March 31, 2010 were $4.0 million, or 1.13% of average loans outstanding on an annualized basis, compared to net charge-offs of $3.3 million, or 0.82% of average loans outstanding on an annualized basis, for the three months ended March 31, 2009.

	Three Months Ended	Year Ended	Three Months Ended
Asset Quality Analysis	March 31	December 31	March 31
(Dollars in thousands)	2010	2009	2009

Allowance for credit losses:
Beginning balance	$35,843	$35,805	$35,805
Provision for credit losses	3,723	35,749	8,518
Net charge-offs	(4,042)	(35,711)	(3,289)

Ending balance	$35,524	$35,843	$41,034

Nonperforming Assets:
Commercial nonaccrual loans, not restructured	$42,869	$46,788	$43,919
Commercial nonaccrual loans, restructured	4,406	1,777	158
Non-commercial nonaccrual loans	4,566	4,772	9,103

Total nonaccrual loans	51,841	53,337	53,180
Troubled debt restructured, accruing	2,300	1,442	3,920
Loans 90 days or more past due and still accruing	2,571	3,450	3,038

Total non-performing loans	56,712	58,229	60,138
Real estate acquired in settlement of loans	29,316	27,337	12,345

Total nonperforming assets	$86,028	$85,566	$72,483

Asset Quality Ratios:
Nonperforming loans to loans outstanding at end of period	3.95%	3.98%	3.82%
Nonperforming assets to total assets at end of period	4.40	4.40	3.39
Allowance for credit losses as a percentage of loans outstanding at end of period	2.48	2.45	2.60
Allowance for credit losses to nonperforming loans	62.64	61.56	68.23
Allowance for credit losses to nonperforming loans, net of non-performing loans for which the full anticipated loss has been charged off	108.38	104.52	68.23
Net charge-offs as a percentage of average loans outstanding during the period	1.13 *	2.32	0.82 *

*	Denotes annualized
Income Taxes
The Company recorded an income tax expense of $103,000 for the first quarter of 2010, compared to an income tax benefit totaling $2.9 million for the first quarter of 2009. The change from a benefit for the first quarter of 2009, compared to an expense for the comparable period in 2010, is primarily the result of the change from a pre-tax loss in the first quarter of 2009 to pre-tax income in the comparable period in 2010. The Company’s effective tax rate was 21.6% for the three-month period ended March 31, 2010, compared to 45.0% for the first quarter of 2009. The change in the effective rate is primarily as a result of the change from a pre-tax loss in the first quarter of 2009 to income in the first quarter of 2010, and the effect of the tax exempt income.

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
Interest Rate Risk Management
Interest rate risk management is a part of the Bank’s overall asset/liability management process. The primary oversight of asset/liability management rests with the Bank’s Asset and Liability Committee, which is comprised of the Bank’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Credit Officer (“CCO”), Investment Officer, and other senior executives. The Committee meets on a monthly basis to review the asset/liability management activities of the Bank and monitor compliance with established policies. Activities of the Asset and Liability Committee are reported to the Audit and Risk Management Committee of the Company’s Board of Directors.
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
The Bank utilizes a computer based interest rate risk simulation model prepared by an independent consultant. This comprehensive model includes rate sensitivity gap analysis, net interest income analysis, and present value of equity analysis, under various rate scenarios. The Bank uses this model to monitor interest rate risk on a quarterly basis and to detect trends that may affect the overall net interest income of the Bank. This simulation incorporates the dynamics of balance sheet and interest rate changes and calculates the related effect on net interest income. As a result, management believes that this analysis more accurately projects the risk to net interest income over the upcoming 12-month period. The Bank’s asset/liability policy provides guidance for levels of interest rate risk and potential remediations, if necessary, to mitigate excessive levels of risk. The modeling results indicate the Bank is subject to an acceptable level of interest rate risk. The Bank is not subject to other types of market risk, such as foreign currency exchange rate risk, commodity or equity price risk.
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
During the first three months of 2010, the Company had net cash provided by operating activities of $8.1 million, compared to $6.2 million of net cash used for operating activities in the first three months of 2009. The change was primarily the result of the Company’s net income in 2010 compared to a net loss in 2009, as well as a $2.7 million decrease in income taxes receivable in the first quarter of 2010 and a $3.6 million increase in income taxes receivable during the first quarter of 2009.
Net cash used for investing activities for the first three months of 2010 was $4.4 million, compared to net cash provided by investing activities in the first three months of 2009 of $18.5 million. This change is primarily attributable to a $15.3 million increase in purchases of securities in 2010 compared to 2009, as well as a $6.4 million decrease in federal funds sold during the first quarter of 2009.
During the three months ended March 31, 2010, financing activities provided $5.6 million, compared to net cash provided by financing activities of $63.2 million during the same period of 2009. The change was primarily the result of a decrease in borrowings from the Federal Home Loan Bank (“FHLB”) of $12.0 million during the first quarter of 2010, compared to an increase in borrowings from the FHLB of $26.7 during the first quarter of 2009. In addition, during the first quarter of 2010, the Company decreased its other borrowings by $27.6 million, compared to a decrease of $4.7 million during the first quarter of 2009.
Cash and cash equivalents totaled $54.2 million at March 31, 2010, compared to $44.8 million at December 31, 2009 and $121.4 million at March 31, 2009.
The Bank has borrowing capacity of approximately $268.0 million with the FHLB, of which approximately $44.2 million was available at March 31, 2010. These borrowings are collateralized by FHLB stock, investment securities, qualifying 1 to 4 family residential mortgage loans, and qualifying commercial real estate loans. The Bank provides various reports to the FHLB on a regular basis to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the line of credit. The Bank also has $75.5 million of borrowing capacity through the Federal Reserve Bank System, of which none was used as of March 31, 2010. The line with the Federal Reserve Bank is collateralized using investment securities and qualified loans.
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
The Company’s stock repurchase program expired on May 31, 2009. Bancorp did not repurchase any shares under the stock repurchase program during 2009 or the first quarter of 2010.
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
As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of March 31, 2010.

	Regulatory Capital
	Well	Adequately
	Capitalized	Capitalized	Company	Bank

Total Capital	10.0%	8.0%	12.44%	11.86%
Tier 1 Capital	6.0	4.0	11.15	10.58
Leverage Capital	5.0	4.0	9.02	8.56
The Company holds $10.0 million of the $52.4 million received from the U.S. Treasury under the CPP, which may be invested in the Bank to increase the Bank’s total risk based capital ratio from the present level of 11.86%.
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
The Company has not experienced any material changes in interest rate risk since the end of the fiscal year ended December 31, 2009.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
The Company’s management, including its CEO, CFO and Chief Accounting Officer (“CAO”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of March 31, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.
Changes in internal control over financial reporting
There have been no changes to the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable.
Item 1A. Risk Factors
There have been no material changes to the Company’s Risk Factors as previously disclosed in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities during the first quarter of 2010 which were not registered under the Securities Act of 1933, as amended. The Company did not repurchase any of its equity securities during the first quarter of 2010.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Removed and Reserved
Item 5. Other Information
     Item 5.07 Submission of Matters to a Vote of Security Holders
On May 12, 2010, at the Annual Meeting of the Company’s shareholders, a total of 12,072,433 shares, or 77.11 percent of the eligible voting shares, were voted. The following proposals were voted on by shareholders:
Proposal 1
To elect seventeen persons who will serve as members of the Board of Directors until the 2011 annual meeting of shareholders or until their successors are duly elected and qualified:

Nominee	For	Against or Withheld	Abstentions	Broker Non-Votes
Michael S. Albert	7,190,824	461,586	114,610	4,305,413
J. David Branch	7,245,454	387,343	134,223	4,305,413
C. Arnold Britt	7,166,532	443,970	156,518	4,305,413
Robert C. Clark	7,173,492	456,097	137,431	4,305,413
Alex A. Diffey, Jr.	7,152,694	451,810	162,516	4,305,413
Barry Z. Dodson	7,162,492	448,088	156,440	4,305,413
Joseph H. Kinnarney	7,159,625	441,113	166,282	4,305,413
Robert F. Lowe	7,082,489	602,054	82,477	4,305,413
Robert V. Perkins	7,127,669	476,087	163,264	4,305,413
Pressley A. Ridgill	7,161,421	424,572	181,027	4,305,413
Mary E. Rittling	7,262,325	390,851	113,844	4,305,413
Burr W. Sullivan	7,166,806	508,099	92,115	4,305,413
E. Reid Teague	7,190,129	409,183	167,708	4,305,413
John F. Watts	7,253,374	352,936	160,710	4,305,413
G. Alfred Webster	7,239,765	391,110	136,145	4,305,413
Kenan C. Wright	7,259,356	344,551	163,113	4,305,413
Julius S. Young	7,330,954	350,859	85,207	4,305,413
All of the above-named nominees were duly elected.

Proposal 2
To ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2010:

For	Against or Withheld	Abstentions	Broker Non-Votes
11,607,771	331,880	132,782	0
Proposal 3
To consider and approve an advisory (non-binding) proposal on executive compensation:

For	Against or Withheld	Abstentions	Broker Non-Votes
10,717,228	1,064,820	290,385	0

Item 6. Exhibits

Exhibit
No.	Description
3.1	Articles of Incorporation, and amendments thereto, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

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

10.2	1994 Director Stock Option Plan, incorporated herein by reference to Exhibit 4 of the Registration Statement on Form S-8 filed with the SEC on July 15, 1994 (SEC File No. 33-81664).

Exhibit
No.	Description
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

Exhibit
No.	Description
10.15	FNB Amended and Restated Directors Retirement Policy, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on August 3, 2007 (SEC File No. 000-11448).

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

10.25
Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.44 of the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 000-11448).

10.26
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

Exhibit
No.	Description
10.28
Letter Agreement, dated December 12, 2008, between Bancorp and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and the Warrant, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

10.29
Form of Employment Agreement Amendment, dated December 12, 2008 among Bancorp, the Bank and the senior executive officers of Bancorp, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

10.30
Bancorp Management Incentive Plan, dated February 18, 2008, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on March 6, 2009 (SEC File No. 000-11448).

10.31
Employment and Change of Control Agreement with Ramsey K. Hamadi, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on March 30, 2009 (SEC File No. 000-11448).

10.32
Promissory Note by Ramsey K. Hamadi in favor of the Bank incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on April 21, 2009 (SEC File No. 000-11448).

10.33
Excessive and Luxury Expenditure Policy of Bancorp and the Bank, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 9, 2009 (SEC File No. 000-11448).

10.34
Employment and Change of Control Agreement among Bancorp, the Bank and Pressley A. Ridgill, executed September 9, 2009, and effective January 1, 2010, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 11, 2009 (SEC File No. 000-11448).

10.35
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

Date: May 14, 2010	NEWBRIDGE BANCORP (Registrant)
	By:	/s/ Ramsey K. Hamadi
		Name:	Ramsey K. Hamadi
		Title:	Executive Vice President and Chief Financial Officer (Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.