Form 10-Q
period 2010-06-30
NEWBRIDGE BANCORP
filed 2010-08-11
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended:
June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
At August 4, 2010, 15,655,868 shares of the registrant’s common stock were outstanding.

NEWBRIDGE BANCORP
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
NewBridge Bancorp and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30
	2010	December 31
	(Unaudited)	2009
Assets
Cash and due from banks	$26,999	$29,674
Interest-bearing bank balances	26,728	15,166
Investment securities:
Held to maturity, market value $44,485 at June 30, 2010 and $20,487 at December 31, 2009	43,679	19,957
Available for sale	305,964	305,382
Loans held for sale	10,893	6,568
Loans	1,407,808	1,456,526
Less allowance for credit losses	(33,081)	(35,843)

Net loans	1,385,620	1,427,251
Premises and equipment	39,582	40,405
Real estate acquired in settlement of loans	25,966	27,337
Bank-owned life insurance	29,664	28,614
Deferred tax assets	24,536	26,022
Other assets	22,104	26,718

Total assets	$1,930,842	$1,946,526

Liabilities
Deposits:
Non-interest bearing	$165,160	$156,040
Savings, NOW and money market accounts	778,871	668,875
Certificates of deposit	607,318	674,395

Total deposits	1,551,349	1,499,310
Borrowings from the Federal Home Loan Bank	123,700	165,200
Other borrowings	71,774	99,374
Accrued expenses and other liabilities	17,340	18,038

Total liabilities	1,764,163	1,781,922

Shareholders’ Equity
Preferred stock, par value $.01 per share:
Authorized 10,000,000 shares; issued and outstanding (liquidation preference $1,000 per share) — 52,372 at
June 30, 2010 and at December 31, 2009	51,340	51,190
Common stock, par value $5 per share:
Authorized 50,000,000 shares; issued and outstanding — 15,655,868 at June 30, 2010 and at December 31, 2009	78,279	78,279
Paid-in capital	87,009	86,969
Directors’ deferred compensation plan	(619)	(634)
Retained deficit	(52,710)	(52,477)
Accumulated other comprehensive income	3,380	1,277

Total shareholders’ equity	166,679	164,604

Total liabilities and shareholders’ equity	$1,930,842	$1,946,526

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Income
(Unaudited; dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$18,951	$21,174	$38,381	$43,254
Interest on investment securities:
Taxable	2,954	2,242	5,634	4,271
Tax exempt	1,054	1,210	2,173	2,405
Interest-bearing bank balances	13	52	34	85
Federal funds sold	—	47	—	80

Total interest income	22,972	24,725	46,222	50,095

Interest Expense
Deposits	3,984	9,010	8,286	18,578
Borrowings from the Federal Home Loan Bank	1,017	1,189	2,118	2,343
Other borrowings	595	657	1,205	1,329

Total interest expense	5,596	10,856	11,609	22,250

Net interest income	17,376	13,869	34,613	27,845
Provision for credit losses	4,928	10,853	8,651	19,371

Net interest income after provision for credit losses	12,448	3,016	25,962	8,474

Noninterest Income
Service charges on deposit accounts	1,939	2,162	3,804	4,237
Mortgage banking services	272	190	486	384
Other	2,047	2,374	3,399	4,119

Total noninterest income	4,258	4,726	7,689	8,740

Noninterest Expense
Personnel	7,510	7,867	15,324	15,321
Occupancy	1,040	1,182	2,174	2,315
Furniture and equipment	1,170	1,248	2,352	2,556
FDIC insurance	900	2,138	1,800	2,905
Other	5,198	5,658	10,638	10,979

Total noninterest expense	15,818	18,093	32,288	34,076

Income (loss) before income taxes	888	(10,351)	1,363	(16,862)
Income taxes	34	(4,440)	136	(7,372)

Net Income (Loss)	854	(5,911)	1,227	(9,490)
Dividends and accretion on preferred stock	(730)	(729)	(1,460)	(1,459)

Net Income (Loss) available to common shareholders	$124	$(6,640)	$(233)	$(10,949)

Earnings (loss) per share:
Basic	$0.01	$(0.42)	$(0.01)	$(0.70)
Diluted	$0.01	$(0.42)	$(0.01)	$(0.70)
Weighted average shares outstanding:
Basic	15,655,868	15,655,868	15,655,868	15,655,868
Diluted	16,441,749	15,655,868	15,655,868	15,655,868
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Six months ended June 30, 2010 and 2009
(Unaudited; Dollars in thousands)

					Directors’		Accumulated
					Deferred	Retained	Other	Total
	Preferred	Common Stock		Paid-in	Compensation	Earnings	Comprehensive	Shareholders’
	Stock	Shares	Amount	Capital	Plan	(Deficit)	Income (Loss)	Equity

Balances at December 31, 2008	$50,891	15,655,868	$78,279	$86,852	$(650)	$(34,427)	$(1,709)	$179,236
Net Loss						(9,490)		(9,490)
Change in unrealized gain on securities available for sale, net of deferred income taxes							(1,264)	(1,264)
Comprehensive income (loss)								(10,754)
Dividends and accretion on preferred stock	150					(1,459)		(1,309)
Stock-based compensation expense				59				59
Common stock distributed					16			16

Balances at June 30, 2009	$51,041	15,655,868	$78,279	$86,911	$(634)	$(45,376)	$(2,973)	$167,248

Balances at December 31, 2009	$51,190	15,655,868	$78,279	$86,969	$(634)	$(52,477)	$1,277	$164,604
Net Income						1,227		1,227
Change in unrealized gain on securities available for sale, net of deferred income taxes							2,103	2,103

Comprehensive income (loss)								3,330
Dividends and accretion on preferred stock	150					(1,460)		(1,310)
Stock-based compensation expense				40				40
Common stock distributed					15			15

Balances at June 30, 2010	$51,340	15,655,868	$78,279	$87,009	$(619)	$(52,710)	$3,380	$166,679

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

	Six Months Ended
	June 30
	2010	2009

Cash Flow from operating activities
Net Income (Loss)	$1,227	$(9,490)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,251	3,714
(Increase) decrease in deferred income taxes	1,486	(4,743)
(Increase) decrease in income taxes receivable	2,692	(2,629)
Decrease in income earned but not received	244	199
Increase (decrease) in interest accrued but not paid	(409)	(372)
Net decrease in other assets	987	1,457
Net increase (decrease) in other liabilities	(245)	3,964
Provision for credit losses	8,651	19,371
Gain on sale of loans held for sale	(720)	(384)
Originations of loans held for sale	(85,524)	(52,988)
Proceeds from sales of loans held for sale	81,919	53,242
Loss on sale of premises, equipment and real estate acquired in settlement of loans	955	293
Stock based compensation	40	59

Net cash provided by operating activities	14,554	11,693

Cash Flow from investing activities
Purchases of securities available for sale	(45,007)	(68,213)
Purchases of securities held to maturity	(39,160)	—
Proceeds from maturities of securities available for sale	62,169	40,625
Net decrease in loans made to customers	27,040	56,074
Proceeds from sale of premises, equipment and real estate acquired in settlement of loans	10,084	4,066
Expenditures for improvements to real estate acquired in settlement of loans, net of income received	46	(1,028)
Purchases of premises and equipment	(2,440)	(416)
Net decrease in federal funds sold	—	16,395

Net cash provided by investing activities	12,732	47,503

Cash Flow from financing activities
Net increase in demand deposits, NOW, money market and savings accounts	119,114	20,370
Net increase (decrease) in time deposits	(67,077)	(22,378)
Net decrease in other borrowings	(27,642)	(4,822)
Net increase (decrease) in borrowings from Federal Home Loan Bank	(41,500)	1,700
Dividends paid	(1,309)	(1,113)
Common stock distributed (acquired)	15	16

Net cash used for financing activities	(18,399)	(6,227)

Increase in cash and cash equivalents	8,887	52,969
Cash and cash equivalents at the beginning of the period	44,840	45,817

Cash and cash equivalents at the end of the period	$53,727	$98,786

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited; dollars in thousands)

	Six Months Ended
	June 30
	2010	2009

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$13,116	$22,622
Income Taxes	—	—

Supplemental disclosures of noncash transactions
Transfer of loans to real estate acquired in settlement of loans	$9,724	$10,275
Accretion on preferred stock	150	150
Dividends accrued but unpaid	327	194
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	(2,420)	(2,229)
Change in deferred income taxes	317	965
Change in shareholders’ equity	2,103	1,264
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and provisions for credit losses considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
As of June 30, 2010, the Bank operated four active non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. (“Peoples Finance”), LSB Properties, Inc. (“LSB Properties”), Henry Properties, LLC (“Henry Properties”) and Prince George Court Holdings, Inc. (“Prince George”). Peoples Finance, a NC licensed finance company, with approximately $1.6 million of loans outstanding as of June 30, 2010, is no longer actively soliciting loans. LSB Properties, Henry Properties and Prince George together own the real estate acquired in settlement of loans of the Bank.
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
Note 2 — Net Income Per Share
Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options or warrants were exercised, or restricted stock vested, resulting in the issuance of common stock sharing in the net income of the Company. For the three months ended June 30, 2010 and 2009, there were 724,642 options and 3,402,477 options, respectively, which were antidilutive since the exercise price exceeded the average market price for the period. For the six months ended June 30, 2010 and 2009, there were 3,332,897 options and 3,406,096 options, respectively, which were antidilutive.

A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Weighted average number of common shares used in computing basic net income per share	15,655,868	15,655,868	15,655,868	15,655,868
Effect of dilutive stock options, warrants and restricted stock grants	785,881	—	—	—

Diluted weighted average common shares outstanding	16,441,749	15,655.868	15,655,868	15,655,868

Note 3 — Investment Securities
Investment securities consist of the following (in thousands):

	June 30, 2010 — Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

US government agency securities	$27,160	$229	$—	$27,389
State and municipal obligations	16,519	577	—	17,096

Total	$43,679	$806	$—	$44,485

	June 30, 2010 — Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency securities	$19,002	$274	$—	$19,276
Mortgage backed securities	67,518	5,690	—	73,208
State and municipal obligations	83,280	2,096	(1,030)	84,346
Corporate bonds	59,152	2,988	—	62,140
Collateralized mortgage obligations	48,735	441	(219)	48,957
Federal Home Loan Bank stock	11,639	—	—	11,639
Other equity securities	5,775	733	(110)	6,398

Total	$295,101	$12,222	$(1,359)	$305,964

	December 31, 2009 — Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State and municipal obligations	$19,957	$550	$(20)	$20,487

	December 31, 2009 — Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency securities	$49,005	$529	$(15)	$49,519
Mortgage backed securities	77,430	4,260	—	81,690
State and municipal obligations	85,212	1,747	(1,452)	85,507
Corporate bonds	33,978	1,626	—	35,604
Collateralized mortgage obligations	35,124	346	(102)	35,368
Federal Home Loan Bank stock	11,414	—	—	11,414
Other equity securities	5,775	725	(220)	6,280

Total	$297,938	$9,233	$(1,789)	$305,382

The following is a schedule of securities in a loss position as of June 30, 2010 (in thousands):

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

State and municipal obligations	$13,186	$(526)	$4,500	$(504)	$17,686	$(1,030)
Collateralized mortgage obligations	10,708	(219)	—	—	10,708	(219)
Other equity securities	—	—	839	(110)	839	(110)

Total securities	$23,894	$(745)	$5,339	$(614)	$29,233	$(1,359)

Investment securities with an amortized cost of $159,392,000 and $154,352,000, as of June 30, 2010, and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes. The Bank has obtained $50,000,000 in letters of credit, which are used in lieu of securities to pledge against public deposits.
No investment securities were sold during the six months ended June 30, 2010 or 2009.
Note 4 — Loans, Nonperforming Assets and Allowance for Credit Loss
A summary of consolidated loans follows (in thousands):

	June 30	December 31
	2010	2009

Commercial	$585,580	$593,423
Real estate — construction	159,818	177,285
Real estate — mortgage	586,898	598,492
Consumer	62,257	75,469
Other	13,255	11,857

Total loans	1,407,808	1,456,526
Loans held for sale	10,893	6,568

Total loans and loans held for sale	$1,418,701	$1,463,094

Nonperforming assets are summarized as follows (in thousands):

	June 30	December 31
	2010	2009

Commercial nonaccrual loans, not restructured	$38,326	$46,788
Commercial nonaccrual loans, restructured	8,915	1,777
Non-commercial nonaccrual loans	6,184	4,772

Total nonaccrual loans	53,425	53,337
Troubled debt restructured, accruing	5,379	1,442
Accruing loans which are contractually past due 90 days or more	649	3,450

Total nonperforming loans	59,453	58,229
Real estate acquired in settlement of loans	25,966	27,337

Total nonperforming assets	$85,419	$85,566

Nonperforming loans to loans outstanding at end of period	4.19%	3.98%
Nonperforming assets to total assets at end of period	4.42%	4.40%
Allowance for credit losses to non-performing loans	55.64%	61.56%
Allowance for credit losses to non-performing loans, net of loans for which the full anticipated loss has been charged off	132.03%	113.13%

Impaired loans and related information are summarized in the following tables (in thousands):

	June 30	December 31
	2010	2009

Loans specifically identified as impaired
Commercial and real estate	$157,491	$118,771
Consumer	2,874	6,183

Total	$160,365	$124,954

Allowance for credit losses associated with impaired loans	$9,595	$16,723

Previous writedowns on impaired loans	$12,852	$11,918

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Average balances of impaired loans	$152,752	$106,181	$141,178	$99,283

Interest income recorded for impaired loans	$1,486	$760	$2,601	$1,536

The Bank’s policy for impaired loan accounting subjects all significant loans to impairment review except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Bank generally considers loans 90 days or more past due and all nonaccrual loans to be impaired.
An analysis of the changes in the allowance for credit losses follows (in thousands):

	Six Months Ended
	June 30
	2010	2009

Balance, beginning of period	$35,843	$35,805
Provision for credit losses	8,651	19,371
Net charge-offs	(11,413)	(11,072)

Balance, end of period	$33,081	$44,104

Loans totaling $10,893,000 and $6,568,000, as of June 30, 2010 and December 31, 2009, respectively, were held for sale, and stated at the lower of cost or market on an individual basis.
The Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) have a security interest in the Bank’s entire loan portfolio. Loans totaling $540,198,000 and $575,108,000, as of June 30, 2010 and December 31, 2009, respectively, were pledged to secure a line of the credit with the FHLB. Loans totaling $86,293,000 and $100,683,000, as of June 30, 2010 and December 31, 2009, respectively, were pledged to secure a line of the credit with the FRB.
Note 5 — Recent Accounting Pronouncements
In June 2009 the Financial Accounting Standards Board (“FASB”) issued new guidance impacting “Transfers and Servicing”. The objective of this guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The Company’s adoption of this new guidance as of January 1, 2010 did not result in any material effect on the Company’s financial position or operating results.

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
In July 2010, the FASB issued new guidance impacting the “Allowance for Credit Losses”. The objective of this guidance is to provide users of financial statements with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This guidance will become effective for the Company for reporting periods ending on or after December 15, 2010. The Company is still evaluating the impact that this guidance will have on the Company’s financial position and operating results.
Note 6 — Stock Compensation Plans
The Company recorded $20,000 and $29,000 of total stock-based compensation expense for the three-month periods ended June 30, 2010 and June 30, 2009, respectively and $40,000 and $59,000 of total stock-based compensation expense for the six-month periods ended June 30, 2010 and June 30, 2009, respectively. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related stock options or restricted stock grants and is reported under personnel expense. This expense had no impact on the Company’s reported cash flows. As of June 30, 2010, there was $129,000 of total unrecognized stock-based compensation expense. This expense will be fully recognized by March of 2013.
For purposes of determining estimated fair value of the stock options and restricted stock grants, the Company has computed the estimated fair values of all stock-based compensation using the Black-Scholes option pricing model and, for stock options and restricted stock grants granted prior to December 31, 2009, has applied the assumptions set forth in the Annual Report. During the first six months of 2010, no stock options or restricted stock grants were granted to employees or directors.
Note 7 — Fair Value of Financial Instruments
The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices
	in active markets	Significant other	Significant
	for identical	observable inputs	unobservable inputs
	assets (Level 1)	(Level 2)	(Level 3)
Available for sale securities at June 30, 2010	$221,618	$84,346	$—
Available for sale securities at December 31, 2009	219,875	85,507	—

The table below presents the assets measured at fair value on a non-recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices
	in active markets	Significant other	Significant
	for identical	observable inputs	unobservable inputs
	assets (Level 1)	(Level 2)	(Level 3)
Mortgage loans held for sale at June 30, 2010	$—	$10,893	$—
Mortgage loans held for sale at December 31, 2009	—	6,568	—
Real estate acquired in settlement of loans at June 30, 2010	—	—	25,966
Real estate acquired in settlement of loans at December 31, 2009	—	—	27,337
Core deposit intangible at June 30, 2010	—	—	4,889
Core deposit intangible at December 31, 2009	—	—	5,252
Impaired loans net of allowance at June 30, 2010	—	—	150,770
Impaired loans net of allowance at December 31, 2009	—	—	108,231
Note 8 — U.S. Treasury Capital Purchase Program
Pursuant to the U.S. Department of the Treasury (the “U.S. Treasury”) Capital Purchase Program (the “CPP”), on December 12, 2008, Bancorp issued and sold to the U.S. Treasury (i) 52,372 shares of Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 2,567,255 shares of Bancorp’s common stock at an exercise price of $3.06 per share, for an aggregate purchase price of $52,372,000 in cash. The Warrant may be exercised by U.S. Treasury at any time before it expires on December 12, 2018. The fair value of the Warrant of $1,497,000 was estimated on the date of the grant using the Black-Scholes option-pricing model. The Series A Preferred Stock pays cumulative dividends of five percent for the first five years and nine percent thereafter, unless Bancorp redeems the shares. All dividends due have been paid through June 30, 2010.

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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of Bancorp including but not limited to Bancorp’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation: (1) recently enacted legislation, or legislation enacted in the future, or any proposed federal programs may subject Bancorp to increased regulation and may adversely affect Bancorp; (2) the strength of the United States economy generally, and the strength of the local economies in which Bancorp conducts operations, may be different than expected, resulting in, among other things, a continued deterioration in credit quality, including the resultant effect on Bancorp’s loan portfolio and allowance for credit losses; (3) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”); (4) inflation, deflation, interest rate, market and monetary fluctuations; (5) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate and market liquidity conditions) and the impact of such conditions on Bancorp’s capital markets and capital management activities; (6) the timely development of competitive new products and services by Bancorp and the acceptance of these products and services by new and existing customers; (7) the willingness of customers to accept third party products marketed by Bancorp; (8) the willingness of customers to substitute competitors’ products and services for Bancorp’s products and services and vice versa; (9) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking and securities); (10) technological changes; (11) changes in consumer spending and saving habits; (12) the effect of corporate restructurings, acquisitions and/or dispositions, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (13) the current stresses in the financial and real estate markets, including possible continued deterioration in property values; (14) unanticipated regulatory or judicial proceedings; (15) the impact of changes in accounting policies by the Securities and Exchange Commission (the “SEC”); (16) adverse changes in financial performance and/or condition of Bancorp’s borrowers which could impact repayment of such borrowers’ outstanding loans; and (17) Bancorp’s success at managing the risks involved in the foregoing. Bancorp cautions that the foregoing list of important factors is not exhaustive. See also those risk factors identified in the section headed “Risk Factors”, beginning on page 13 of Bancorp’s Annual Report on Form 10-K for the fiscal year ended December  31, 2009, filed with the SEC on March 18, 2010 (the “Annual Report”). Bancorp undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time by or on behalf of Bancorp.

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
Commercial banking in North Carolina and Virginia (“VA”) is extremely competitive, due in large part to intrastate and interstate branching laws. Currently, many of the Company’s competitors are significantly larger and have greater resources. The Company continues to encounter significant competition from a number of sources, including bank holding companies, financial holding companies, commercial banks, thrift institutions, credit unions and other financial institutions and financial intermediaries. The Company competes in its market areas with some of the largest banking organizations in the Southeast and nationally, several of which have numerous branches in NC and VA. The Company’s competition is not limited to financial institutions based in NC and VA. The enactment of federal legislation authorizing nationwide interstate banking has greatly increased the size and financial resources of some of the Company’s competitors. Consequently, many of its competitors have substantially higher lending limits due to their greater total capitalization, and some perform functions for their customers that the Company generally does not offer. The Company primarily relies on providing quality products and services at a competitive price within its market areas. As a result of interstate banking legislation, The Company’s market is open to future penetration by banks located in other states, provided that the other states also permit de novo branching and acquisitions by NC and VA banking institutions, thereby increasing competition.
The following discussion and analysis is presented on a consolidated basis and focuses on the major components of the Company’s operations and significant changes in its results of operations for the periods presented. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Annual Report.
Application of Critical Accounting Policies
The accounting and reporting policies of the Company and its subsidiary comply with accounting principles generally accepted in the United States and conform to standards within the banking industry. The preparation of the financial information contained in this Quarterly Report on Form 10-Q requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s management evaluates these estimates on an ongoing basis. A summary of the allowance for credit losses, one of the most complex and subjective accounting policies of the Company, is discussed under the heading “Asset Quality and Allowance for Credit losses.”

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Net Interest Income
The primary source of earnings for the Bank is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.
Net interest income for the second quarter of 2010, on a taxable equivalent basis, was $17.9 million, an increase of $3.5 million or 24.4%, from $14.4 million for the second quarter of 2009. This was primarily due to an increase in net interest margin. Average earning assets in the second quarter of 2010 decreased $169.5 million, or 8.6%, to $1.81 billion, compared to $1.98 billion in the second quarter of 2009. Average interest-bearing liabilities for the second quarter of 2010 decreased $157.7 million, or 9.0%, to $1.59 billion, compared to $1.75 billion for the second quarter of 2009.
The taxable-equivalent net interest margin for the second quarter of 2010 increased to 3.96%, compared to 2.91% for the same period in 2009, an increase of 105 basis points. The increase in net interest margin was due to the Company’s decision to shift its marketing and strategic focus away from higher cost time deposits and towards checking accounts and other core deposit relationships. In addition, during early 2009, the Company’s deposit prices were negatively impacted by irrational pricing pressures by competing financial institutions. The average yield on earning assets during the second quarter of 2010 was nine basis points higher than the average yield on earning assets during the comparable period in 2009, while the average rate on interest-bearing liabilities decreased by 107 basis points during the same time period, which resulted in an increase in the interest rate spread in the second quarter of 2010 of 116 basis points compared to the second quarter of 2009. The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three months ended June 30, 2010 and 2009.

(Fully taxable equivalent basis1, in thousands)

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Earning assets:
Loans receivable[2]	$1,425,417	$18,951	5.33%	$1,552,215	$21,174	5.47%
Taxable securities	243,771	2,947	4.85	193,241	2,242	4.65
Tax exempt securities	101,712	1,536	6.06	110,900	1,700	6.15
Equity securities	11,640	7	0.26	11,190	—	0.00
Interest-bearing bank balances	25,251	13	0.21	80,825	52	0.26
Federal funds sold	—	—	0.00	28,797	47	0.65

Total earning assets	1,807,791	23,454	5.20	1,977,168	25,215	5.11

Non-earning assets:
Cash and due from banks	27,820			30,062
Premises and equipment	40,635			43,929
Other assets	104,518			95,210
Allowance for credit losses	(35,492)			(40,802)

Total assets	$1,945,272	$23,454		$2,105,567	$25,215

Interest-bearing liabilities:
Savings deposits	$40,934	$10	0.10%	$41,133	$10	0.10%
NOW deposits	363,390	866	0.96	180,241	128	0.28
Money market deposits	346,760	767	0.89	395,768	1,142	1.16
Time deposits	630,581	2,341	1.49	909,300	7,730	3.41
Other borrowings	72,476	596	3.30	72,064	657	3.66
Borrowings from Federal Home Loan Bank	140,431	1,017	2.90	153,667	1,189	3.10

Total interest-bearing liabilities	1,594,572	5,597	1.41	1,752,173	10,856	2.48

Other liabilities and shareholders’ equity:
Demand deposits	166,588			158,709
Other liabilities	19,126			22,207
Shareholders’ equity	164,986			172,478

Total liabilities and shareholders’ equity	$1,945,272	5,597		$2,105,567	10,856

Net interest income and net interest margin[3]		$17,857	3.96%		$14,359	2.91%

Interest rate spread[4]			3.79%			2.63%

[1]
Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $482 for 2010 and $490 for 2009.

[2]
The average loans receivable balances include non-accruing loans. Amortization of loan fees, net of deferred costs, of $139 and $333 for the three months ended June 30, 2010 and 2009, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense
In the second quarter of 2010, noninterest income decreased to $4.3 million, from $4.7 million during the same period in 2009. Service charge income decreased 10.3% to $1.9 million in the second quarter of 2010 from $2.2 million in the second quarter of 2009. Bankcard income decreased to $173,000 in the second quarter of 2010 from $630,000 in the second quarter of 2009, as a result of the Company’s sale of its merchant services portfolio in the third quarter of 2009.
In the second quarter of 2010, noninterest expense decreased to $15.8 million from $18.1 million in the second quarter of 2009. Insurance premiums to the Federal Deposit Insurance Corporation (the “FDIC”) were $900,000 in the second quarter of 2010, compared to $2.1 million in the second quarter of 2009, which included a special one-time assessment of $970,000. In addition, bankcard expense decreased as a result of the Company’s sale of its merchant services portfolio described above, and the Company also reduced costs in the areas of personnel, furniture and equipment, occupancy and technology expense as a result of the closing of seven offices during the first half of 2010.
The following table presents the details of Other Operating Income and Expenses.
Other Operating Income and Expenses (in thousands)

	Three Months Ended
	June 30,		Percentage
	2010	2009	Variance

Other operating income:
Bankcard income	$173	$630	(72.5)%
Fee income	1,275	993	28.4
Investment services commissions	361	265	36.2
Insurance commissions	15	16	(6.3)
Trust income	137	137	0.0
Gain (loss) on sale of real estate	(368)	(6)	NM
Income on bank-owned life insurance	234	150	56.0
Other income	220	189	16.4

	$2,047	$2,374	(13.8)

Other operating expenses:
Advertising	$407	$266	53.0%
Automated services	1,120	1,462	(23.4)
Bankcard expense	123	630	(80.5)
Legal and professional fees	914	878	4.1
Postage	228	207	10.1
Stationery, printing and supplies	197	211	(6.6)
OREO expense and writedowns	618	245	152.2
Other expense	1,591	1,759	(9.6)

	$5,198	$5,658	(8.1)

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Net Interest Income
Net interest income for the first six months of 2010, on a taxable equivalent basis, was $35.6 million, an increase of $6.8 million or 23.6%, from $28.8 million for the first six months of 2009. This was primarily due to an improvement in net interest margin. The taxable-equivalent net interest margin for the first six months of 2010 increased to 3.96%, compared to 2.94% for the same period in 2009, an increase of 102 basis points. In the first six months of 2010, the average yield on earning assets increased by six basis points from the first six months of 2009, while the average rate on interest-bearing liabilities decreased by 109 basis points during the same time period. This resulted in an increase in the interest rate spread in the first six months of 2010 of 115 basis points compared to the first six months of 2009.
Average earning assets in the first six months of 2010 decreased $166.8 million, or 8.4%, to $1.81 billion, compared to $1.98 billion in the first six months of 2009. Average interest-bearing liabilities for the first six months of 2010 decreased $154.9 million, or 8.8%, to $1.60 billion, from $1.76 billion for the first six months of 2009. The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the six months ended June 30, 2010 and 2009.

(Fully taxable equivalent basis1, in thousands)

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans receivable[2]	$1,438,986	$38,381	5.38%	$1,574,540	$43,254	5.54%
Taxable securities	234,182	5,619	4.84	181,882	4,271	4.74
Tax exempt securities	102,991	3,165	6.20	111,843	3,375	6.09
Equity securities	11,633	15	0.26	11,147	4	0.07
Interest-bearing bank balances	23,361	33	0.29	64,195	81	0.25
Federal funds sold	—	—	0.00	34,353	81	0.48

Total earning assets	1,811,154	47,213	5.26	1,977,960	51,066	5.20

Non-earning assets:
Cash and due from banks	27,405			31,774
Premises and equipment	40,623			44,429
Other assets	106,647			93,579
Allowance for credit losses	(36,095)			(38,920)

Total assets	$1,949,733	$47,213		$2,108,822	$51,066

Interest-bearing liabilities:
Savings deposits	$40,685	$20	0.10%	$40,806	$20	0.10%
NOW deposits	326,959	1,454	0.90	178,421	274	0.31
Money market deposits	350,606	1,574	0.91	396,737	2,526	1.28
Time deposits	656,007	5,237	1.61	907,533	15,758	3.50
Other borrowings	81,362	1,205	2.99	74,121	1,329	3.62
Borrowings from Federal Home Loan Bank	147,084	2,119	2.90	160,003	2,343	2.95

Total interest-bearing liabilities	1,602,702	11,609	1.46	1,757,621	22,250	2.55

Other liabilities and shareholders’ equity:
Demand deposits	163,097			156,791
Other liabilities	19,155			21,003
Shareholders’ equity	164,779			173,407

Total liabilities and shareholders’ equity	$1,949,733	11,609		$2,108,822	22,250

Net interest income and net interest margin[3]		$35,604	3.96%		$28,816	2.94%

Interest rate spread[4]			3.80%			2.65%

[1]
Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $991 for 2010 and $971 for 2009.

[2]
The average loans receivable balances include non-accruing loans. Amortization of loan fees, net of deferred costs, of $422 and $811 for the six months ended June 30, 2010 and 2009, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense
In the first six months of 2010, noninterest income decreased to $7.7 million, from $8.7 million during the same period in 2009. Service charge income decreased to $3.8 million in the first six months of 2010 from $4.2 million in the first six months of 2009. Bankcard income decreased to $335,000 in the first six months of 2010 from $1.2 million in the six months of 2009, as a result of the Company’s sale of its merchant services portfolio described earlier. This decrease was partially offset by an increase in income on bank-owned life insurance to $426,000 in the first six months of 2010 from $201,000 in the first six months of 2009. Losses on sale of OREO increased from $234,000 in the first six months of 2009 to $892,000 in the comparable period of 2010.
In the first six months of 2010, noninterest expense decreased to $32.3 million from $34.1 million in the first six months of 2009. Noninterest expense for the six months ended June 30, 2009 included an industry-wide FDIC special assessment and certain other one-time expenses related to the termination of a lease and for pension plan expense, which totaled $1.5 million. Real estate acquired in settlement of loans (“OREO”), writedowns and expenses increased from $351,000 in the first six months of 2009 to $1.9 million in the first six months of 2010. These increases were partially offset by a decrease in bankcard expense as a result of the Company’s sale of its merchant services portfolio described earlier, as well as decreases in furniture and equipment expense, occupancy and automated services expense.
The following table presents the details of Other Operating Income and Expenses.
Other Operating Income and Expenses (in thousands)

	Six Months Ended
	June 30,		Percentage
	2010	2009	Variance

Other operating income:
Bankcard income	$335	$1,191	(71.9)%
Fee income	2,261	1,888	19.8
Investment services commissions	742	521	42.4
Insurance commissions	35	33	6.1
Trust income	280	280	0.0
Gain (loss) on sale of real estate	(892)	(234)	NM
Income on bank-owned life insurance	426	201	111.9
Other income	212	239	(11.3)

	$3,399	4,119	(17.5)

Other operating expenses:
Advertising	$797	$599	33.1%
Automated services	2,274	3,002	(24.3)
Bankcard expense	286	1,180	(75.8)
Legal and professional fees	1,638	1,686	(2.8)
Postage	439	458	(4.1)
Stationery, printing and supplies	336	323	4.0
OREO expense and writedowns	1,867	351	431.9
Other expense	3,001	3,380	(11.2)

	$10,638	$10,979	(5.0)

Asset Quality and Allowance for Credit losses
The Company’s allowance for credit losses is analyzed monthly by management. This analysis includes a methodology that segments the loan portfolio into homogeneous loan classifications and considers the current status of the portfolio, historical charge-off experience, current levels of delinquent, impaired and non-performing loans and their underlying collateral values, as well as economic and other risk factors. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology employed and other analytical measures in comparison to a group of peer banks. Management believes the allowance for credit losses is sufficient to absorb known risk in the portfolio. The Company, like many financial institutions, has recently and will likely continue to face a challenging credit environment in the coming months, as a result of the overall economic slowdown in the region and the nation. The majority of the Bank’s loan portfolio is comprised of loans secured by real estate, and is therefore subject to risk as a result of the weak real estate market. No assurances can be given that future economic conditions will not adversely affect borrowers and result in increases in credit losses and non-performing asset levels.
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
At June 30, 2010, the allowance for credit losses was $33.1 million or 2.33% of loans outstanding compared to $35.8 million or 2.45% of loans outstanding at December 31, 2009, and $44.1 million or 2.89% of loans outstanding at June 30, 2009. At June 30, 2010, the allowance for credit losses was 55.64% of nonperforming loans compared to 61.56% at December 31, 2009 and 68.84% at June 30, 2009. The allowance for credit losses as a percentage of non-performing loans, net of non-performing loans for which the full anticipated loss has been charged off was 132.03% at June 30, 2010, compared to 113.13% at December 31, 2009 and 72.22% at June 30, 2009. Based on analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for credit losses to be adequate. Additional information regarding the allowance for credit losses is presented in the table headed “Asset Quality Analysis”, on the following page.
Nonperforming loans totaled $59.5 million at June 30, 2010, compared to $58.2 million at December 31, 2009 and $64.1 million at June 30, 2009. The decrease from June 30, 2009 is primarily driven by decreases in non-accrual loans. OREO was $26.0 million at June 30, 2010, $27.3 million at December 31, 2009, and $16.0 million at June 30, 2009. Restructured loans still accruing interest totaled $5.4 million at June 30, 2010, $1.4 million at December 31, 2009, and $1.2 million at June 30, 2009. Approximately $9.7 million was transferred from loans into OREO and approximately $11.0 million of such assets were disposed of during the first six months of 2010. A net loss of $892,000 has been recorded on disposition of OREO in the current year, compared to a net loss of $234,000 in the first six months of 2009. The Company recorded $1.9 million of writedowns and expenses on OREO during the first six months of 2010, compared to writedowns and expenses of $351,000 in the first six months of 2009. Nonperforming assets (comprised of nonaccrual loans, restructured loans and OREO) totaled $85.4 million, or 4.42% of total assets, at June 30, 2010, compared to $85.6 million, or 4.40% of total assets, at December 31, 2009 and $80.1 million, or 3.88% of total assets, a year ago.
The provision for credit losses charged to operations for the six months ended June 30, 2010 totaled $8.7 million, compared to $19.4 million for the six months ended June 30, 2009. Net charge-offs for the six months ended June 30, 2010 were $11.4 million, or 1.58% of average loans outstanding on an annualized basis, compared to net charge-offs of $11.1 million, or 1.42% of average loans outstanding on an annualized basis, for the six months ended June 30, 2009.

	Six Months Ended	Year Ended	Six Months Ended
Asset Quality Analysis	June 30	December 31	June 30
(Dollars in thousands)	2010	2009	2009

Allowance for credit losses:
Beginning balance	$35,843	$35,805	$35,805
Provision for credit losses	8,651	35,749	19,371
Net charge-offs	(11,413)	(35,711)	(11,072)

Ending balance	$33,081	$35,843	$44,104

Nonperforming Assets:
Commercial nonaccrual loans, not restructured	$38,326	$46,788	$47,621
Commercial nonaccrual loans, restructured	9,299	1,777	2,893
Non-commercial nonaccrual loans	5,800	4,772	8,589

Total nonaccrual loans	53,425	53,337	59,103
Troubled debt restructured, accruing	5,379	1,442	1,169
Loans 90 days or more past due and still accruing	649	3,450	3,792

Total non-performing loans	59,453	58,229	64,064
Real estate acquired in settlement of loans	25,966	27,337	16,030

Total nonperforming assets	$85,419	$85,566	$80,094

Asset Quality Ratios:
Nonperforming loans to loans outstanding at end of period	4.19%	3.98%	4.20%
Nonperforming assets to total assets at end of period	4.42	4.40	3.88
Allowance for credit losses as a percentage of loans outstanding at end of period	2.33	2.45	2.89
Allowance for credit losses to nonperforming loans	55.64	61.56	68.84
Allowance for credit losses to nonperforming loans, net of non-performing loans for which the full anticipated loss has been charged off	132.03	113.13	72.22
Net charge-offs as a percentage of average loans outstanding during the period	1.58 *	2.32	1.42 *

*	Denotes annualized
Income Taxes
The Company recorded an income tax expense of $136,000 for the first six months of 2010, compared to an income tax benefit totaling $7.4 million for the first six months of 2009. The change from a benefit for the first six months of 2009, compared to an expense for the comparable period in 2010, is primarily the result of the change from a pre-tax loss in the first six months of 2009 to pre-tax income in the comparable period in 2010. The Company’s effective tax rate was 10.0% for the six-month period ended June 30, 2010, compared to 43.7% for the first half of 2009. The change in the effective rate is primarily a result of the change from a pre-tax loss in the first six months of 2009 to income in the first half of 2010, and the effect of the tax exempt income.
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
During the first six months of 2010, the Company had net cash provided by operating activities of $14.6 million, compared to $11.7 million of net cash provided by operating activities in the first six months of 2009. The increase in cash flows resulting from the change to net income for the first six months of 2010 from net loss in the first six months of 2009 was mostly offset by a substantial decrease in loan loss provision from 2009 to 2010. Cash generated from a decrease in tax assets was partially offset by cash used for an increase in loans held for sale.

Net cash provided by investing activities for the first six months of 2010 was $12.7 million, compared to net cash provided by investing activities in the first six months of 2009 of $47.5 million. The change was primarily the result of a decrease in cash provided by declines in the loan portfolio from $56.1 million in the six months ended June 30, 2009 to $27.0 million in the comparable period in 2010.
During the six months ended June 30, 2010, financing activities used $18.4 million, compared to net cash used by financing activities of $6.2 million, during the same period of 2009. The difference was primarily the result of $41.5 million used to pay back borrowings from the Federal Home Loan Bank (“FHLB”) during the first six months of 2010. This was partially offset by $24.4 million provided by increases in deposits during the period, compared to $6.8 million used by a decrease in deposits during the six months ended June 30, 2009.
Cash and cash equivalents totaled $53.7 million at June 30, 2010, compared to $44.8 million at December 31, 2009 and $98.8 million at June 30, 2009.
The Bank has borrowing capacity of approximately $267.0 million with the FHLB, of which approximately $93.5 million was available at June 30, 2010. These borrowings are collateralized by FHLB stock, investment securities, qualifying 1 to 4 family residential mortgage loans, and qualifying commercial real estate loans. The Bank provides various reports to the FHLB on a regular basis to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the line of credit. The Bank also has $73.0 million of borrowing capacity through the Federal Reserve Bank System, of which none was used as of June 30, 2010. The line with the Federal Reserve Bank is collateralized using investment securities and qualified loans.
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
The Company’s stock repurchase program expired on May 31, 2009. Bancorp did not repurchase any shares under the stock repurchase program during 2009 prior to its expiration.
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

As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of June 30, 2010.

	Regulatory Capital
	Well	Adequately
	Capitalized	Capitalized	Company	Bank

Total Capital	10.0%	8.0%	12.62%	12.09%
Tier 1 Capital	6.0	4.0	11.34	10.82
Leverage Capital	5.0	4.0	9.09	8.67
As of June 30, 2010, the Company holds approximately $10.0 million of the $52.4 million received from the U.S. Treasury under the CPP, which may be invested in the Bank to increase the Bank’s total risk based capital from the present level of 12.09%.
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
The Company’s management, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010. Based upon that evaluation, the officers listed above each concluded that as of June 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.
Changes in internal control over financial reporting
There have been no changes to the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There have been no material changes to the Company’s Risk Factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities during the first six months of 2010 which were not registered under the Securities Act of 1933, as amended. The Company did not repurchase any of its equity securities during the first six months of 2010.
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

10.19
Employment and Change of Control Agreement with Robin S. Hager, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on August 3, 2010 (SEC File No. 000-11448).

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

Date: August 11, 2010	NEWBRIDGE BANCORP (Registrant)
	By:	/s/ Ramsey K. Hamadi
		Name:	Ramsey K. Hamadi
		Title:	Executive Vice President and Chief Financial Officer (Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.