Form 10-Q
period 2010-09-30
NEWBRIDGE BANCORP
filed 2010-11-09
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended:
September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☑
At November 5, 2010, 15,655,868 shares of the registrant’s common stock were outstanding.

NEWBRIDGE BANCORP
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
NewBridge Bancorp and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	September 30
	2010	December 31
	(Unaudited)	2009
Assets
Cash and due from banks	$29,672	$29,674
Interest-bearing bank balances	75,436	15,166
Investment securities:
Held to maturity, market value $0 at September 30, 2010 and $20,487 at December 31, 2009	—	19,957
Available for sale	275,571	305,382
Loans held for sale	17,793	6,568
Loans	1,355,634	1,456,526
Less allowance for credit losses	(35,554)	(35,843)

Net loans	1,337,873	1,427,251
Premises and equipment	38,657	40,405
Real estate acquired in settlement of loans	29,571	27,337
Bank-owned life insurance	29,420	28,614
Deferred tax assets	24,745	26,022
Other assets	21,967	26,718

Total assets	$1,862,912	$1,946,526

Liabilities
Deposits:
Non-interest bearing	$158,290	$156,040
Savings, NOW and money market accounts	792,036	668,875
Certificates of deposit	560,267	674,395

Total deposits	1,510,593	1,499,310
Borrowings from the Federal Home Loan Bank	97,700	165,200
Other borrowings	71,774	99,374
Accrued expenses and other liabilities	16,245	18,038

Total liabilities	1,696,312	1,781,922

Shareholders’ Equity
Preferred stock, par value $.01 per share:
Authorized 10,000,000 shares; issued and outstanding (liquidation preference $1,000 per share) — 52,372 at September 30, 2010 and at December 31, 2009	51,415	51,190
Common stock, par value $5 per share:
Authorized 50,000,000 shares; issued and outstanding — 15,655,868 at September 30, 2010 and at December 31, 2009	78,279	78,279
Paid-in capital	87,030	86,969
Directors’ deferred compensation plan	(618)	(634)
Retained deficit	(52,407)	(52,477)
Accumulated other comprehensive income	2,901	1,277

Total shareholders’ equity	166,600	164,604

Total liabilities and shareholders’ equity	$1,862,912	$1,946,526

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Income
(Unaudited; dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$18,545	$20,735	$56,926	$63,990
Interest on investment securities:
Taxable	2,895	2,479	8,529	6,750
Tax exempt	959	1,209	3,132	3,614
Interest-bearing bank balances	20	31	54	116
Federal funds sold	—	17	—	97

Total interest income	22,419	24,471	68,641	74,567

Interest Expense
Deposits	3,556	7,649	11,841	26,226
Borrowings from the Federal Home Loan Bank	520	1,172	2,639	3,515
Other borrowings	617	620	1,822	1,949

Total interest expense	4,693	9,441	16,302	31,690

Net interest income	17,726	15,030	52,339	42,877
Provision for credit losses	7,965	10,808	16,616	30,179

Net interest income after provision for credit losses	9,761	4,222	35,723	12,698

Noninterest Income
Service charges on deposit accounts	1,902	2,189	5,706	6,427
Fee income	966	983	3,228	2,872
Mortgage banking services	742	104	1,453	489
Gain on sale of investment securities	3,637	—	3,637	—
Loss on sale of real estate acquired in settlement of loans	(417)	(309)	(1,309)	(543)
Other	869	2,628	2,673	5,049

Total noninterest income	7,699	5,595	15,388	14,294

Noninterest Expense
Personnel	7,421	8,304	22,745	23,625
Occupancy	1,035	2,097	3,210	4,411
Furniture and equipment	1,159	2,335	3,510	4,891
FDIC insurance	833	965	2,633	3,870
Other real estate acquired in settlement of loans, including writedowns	1,645	850	3,512	1,246
Other	4,219	5,267	12,990	15,852

Total noninterest expense	16,312	19,818	48,600	53,895

Income (loss) before income taxes	1,148	(10,001)	2,511	(26,903)
Income taxes	115	(4,347)	251	(11,719)

Net Income (Loss)	1,033	(5,654)	2,260	(15,184)
Dividends and accretion on preferred stock	(730)	(729)	(2,190)	(2,188)

Net Income (Loss) available to common shareholders	$303	$(6,383)	$70	$(17,372)

Earnings (loss) per share:
Basic	$0.02	$(0.41)	$0.00	$(1.11)
Diluted	$0.02	$(0.41)	$0.00	$(1.11)

Weighted average shares outstanding:
Basic	15,655,868	15,655,868	15,655,868	15,655,868
Diluted	16,019,719	15,655,868	16,025,102	15,655,868
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Nine months ended September 30, 2010 and 2009
(Unaudited; Dollars in thousands)

					Directors’		Accumulated
					Deferred	Retained	Other	Total
	Preferred	Common Stock		Paid-in	Compensation	Earnings	Comprehensive	Shareholders’
	Stock	Shares	Amount	Capital	Plan	(Deficit)	Income (Loss)	Equity

Balances at December 31, 2008	$50,891	15,655,868	$78,279	$86,852	$(650)	$(34,427)	$(1,709)	$179,236
Net Loss						(15,184)		(15,184)
Change in unrealized gain on securities available for sale, net of deferred income taxes							4,204	4,204

Comprehensive income (loss)								(10,980)
Dividends and accretion on preferred stock	224					(2,188)		(1,964)
Stock-based compensation expense				89				89
Common stock distributed					16			16

Balances at September 30, 2009	$51,115	15,655,868	$78,279	$86,941	$(634)	$(51,799)	$2,495	$166,397

Balances at December 31, 2009	$51,190	15,655,868	$78,279	$86,969	$(634)	$(52,477)	$1,277	$164,604
Net Income						2,260		2,260
Change in unrealized gain on securities available for sale, net of deferred income taxes							1,624	1,624

Comprehensive income (loss)								3,884
Dividends and accretion on preferred stock	225					(2,190)		(1,965)
Stock-based compensation expense				61				61
Common stock distributed					16			16

Balances at September 30, 2010	$51,415	15,655,868	$78,279	$87,030	$(618)	$(52,407)	$2,901	$166,600

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

	Nine Months Ended
	September 30
	2010	2009

Cash Flow from operating activities
Net Income (Loss)	$2,260	$(15,184)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,255	5,540
(Increase) decrease in deferred income taxes	1,371	(5,605)
(Increase) decrease in income taxes receivable	2,717	(2,629)
(Increase) decrease in income earned but not received	1,283	(96)
Decrease in interest accrued but not paid	(569)	(606)
Net decrease in other assets	2,648	399
Net increase (decrease) in other liabilities	(1,176)	1,125
Provision for credit losses	16,616	30,179
Gain on sale of loans held for sale	(1,453)	(489)
Originations of loans held for sale	(136,707)	(67,669)
Proceeds from sales of loans held for sale	126,935	67,552
Loss on sale of premises, equipment and real estate acquired in settlement of loans	1,457	523
Stock based compensation	61	89

Net cash provided by operating activities	20,698	13,129

Cash Flow from investing activities
Purchases of securities available for sale	(101,500)	(106,754)
Purchases of securities held to maturity	(39,160)	—
Proceeds from sales, calls and maturities of securities available for sale	190,165	58,372
Net decrease in loans made to customers	65,044	63,081
Proceeds from sale of premises, equipment and real estate acquired in settlement of loans	13,321	8,487
Expenditures for improvements to real estate acquired in settlement of loans, net of receipts	37	(1,105)
Purchases of premises and equipment	(2,523)	(416)
Net decrease in federal funds sold	—	42,043

Net cash provided by investing activities	125,384	63,708

Cash Flow from financing activities
Net increase in demand deposits, NOW, money market and savings accounts	125,410	25,327
Net decrease in time deposits	(114,128)	(76,232)
Net decrease in other borrowings	(27,647)	(3,557)
Net decrease in borrowings from Federal Home Loan Bank	(67,500)	(2,300)
Dividends paid	(1,964)	(1,964)
Common stock distributed	15	17

Net cash used for financing activities	(85,814)	(58,709)

Increase in cash and cash equivalents	60,268	18,128
Cash and cash equivalents at the beginning of the period	44,840	45,817

Cash and cash equivalents at the end of the period	$105,108	$63,945

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited; dollars in thousands)

	Nine Months Ended
	September 30
	2010	2009

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$16,871	$31,084
Income Taxes	—	—

Supplemental disclosures of noncash transactions
Transfer of loans to real estate acquired in settlement of loans	$18,089	$16,451
Transfer of investment securities from Held to Maturity to Available for Sale	27,389	—
Accretion on preferred stock	225	224
Dividends accrued but unpaid	327	194
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	(855)	6,414
Change in deferred income taxes	(769)	(2,210)
Change in shareholders’ equity	1,624	4,204
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and provisions for credit losses considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
As of September 30, 2010, the Bank operated four active non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. (“Peoples Finance”), LSB Properties, Inc. (“LSB Properties”), Henry Properties, LLC (“Henry Properties”) and Prince George Court Holdings, Inc. (“Prince George”). Peoples Finance, a NC licensed finance company, with approximately $1.2 million of loans outstanding as of September 30, 2010, is no longer actively soliciting loans. LSB Properties, Henry Properties and Prince George together own the real estate acquired in settlement of loans (“OREO”) of the Bank.
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
Note 2 — Net Income Per Share
Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options or warrants were exercised, or restricted stock vested, resulting in the issuance of common stock sharing in the net income of the Company. For the three months ended September 30, 2010 and 2009, there were 724,642 options and 3,375,120 options, respectively, which were antidilutive since the exercise price exceeded the average market price for the period. For the nine months ended September 30, 2010 and 2009, there were 724,642 options and 3,395,590 options, respectively, which were antidilutive.

A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Weighted average number of common shares used in computing basic net income per share	15,655,868	15,655,868	15,655,868	15,655,868
Effect of dilutive stock options, warrants and restricted stock grants	363,851	—	369,234	—

Diluted weighted average common shares outstanding	16,019,719	15,655.868	16,025,102	15,655,868

Note 3 — Investment Securities
Investment securities consist of the following (in thousands):

	September 30, 2010 — Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury securities	$12,999	$—	$—	$12,999
U.S. government agency securities	37,000	262	—	37,262
Mortgage backed securities	62,425	4,886	—	67,311
State and municipal obligations	17,401	226	(466)	17,161
Corporate bonds	74,139	3,755	(12)	77,882
Collateralized mortgage obligations	44,983	716	(101)	45,598
Federal Home Loan Bank stock	10,806	—	—	10,806
Other equity securities	5,775	797	(20)	6,552

Total	$265,528	$10,642	$(599)	$275,571

	December 31, 2009 — Securities Held to Maturity
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State and municipal obligations	$19,957	$550	$(20)	$20,487

	December 31, 2009 — Securities Available for Sale
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency securities	$49,005	$529	$(15)	$49,519
Mortgage backed securities	77,430	4,260	—	81,690
State and municipal obligations	85,212	1,747	(1,452)	85,507
Corporate bonds	33,978	1,626	—	35,604
Collateralized mortgage obligations	35,124	346	(102)	35,368
Federal Home Loan Bank stock	11,414	—	—	11,414
Other equity securities	5,775	725	(220)	6,280

Total	$297,938	$9,233	$(1,789)	$305,382

The following is a schedule of securities in a loss position as of September 30, 2010 (in thousands):

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

State and municipal obligations	$1,091	$(6)	$5,654	$(460)	$6,745	$(466)
Corporate bonds	4,970	(12)	—	—	4,970	(12)
Collateralized mortgage obligations	4,071	(101)	—	—	4,071	(101)
Other equity securities	—	—	839	(20)	839	(20)

Total securities	$10,132	$(119)	$6,493	$(480)	$16,625	$(599)

Investment securities with an amortized cost of $110,725,000 and $154,352,000, as of September 30, 2010, and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes. The Bank has obtained $50,000,000 in letters of credit, which are used in lieu of securities to pledge against public deposits.
Investment securities with a book value of $82,052,000 were sold during the nine months ended September 30, 2010 to reposition the investment portfolio and reduce the Company’s exposure to municipalities. A portion of the securities sold had been classified as held to maturity and, accordingly, all remaining held to maturity securities were designated as available for sale. The Company recognized a gain of $3,637,000 on the sale of those securities. No investment securities were sold during the nine months ended September 30, 2009.
Note 4 — Loans, Nonperforming Assets and Allowance for Credit Loss
A summary of consolidated loans follows (in thousands):

	September 30	December 31
	2010	2009

Commercial	$562,594	$593,423
Real estate — construction	149,886	177,285
Real estate — mortgage	571,428	598,492
Consumer	58,996	75,469
Other	12,730	11,857

Total loans	1,355,634	1,456,526
Loans held for sale	17,793	6,568

Total loans and loans held for sale	$1,373,427	$1,463,094

Nonperforming assets are summarized as follows (in thousands):

	September 30	December 31
	2010	2009

Commercial nonaccrual loans, not restructured	$28,699	$46,788
Commercial nonaccrual loans, restructured	8,338	1,777
Non-commercial nonaccrual loans	7,828	4,772

Total nonaccrual loans	44,865	53,337
Troubled debt restructured, accruing	5,865	1,442
Accruing loans which are contractually past due 90 days or more	1,290	3,450

Total nonperforming loans	52,020	58,229
Real estate acquired in settlement of loans	29,571	27,337

Total nonperforming assets	$81,591	$85,566

Nonperforming loans to loans outstanding at end of period	3.79%	3.98%
Nonperforming assets to total assets at end of period	4.38%	4.40%
Allowance for credit losses to non-performing loans	68.35%	61.56%
Impaired loans and related information are summarized in the following tables (in thousands):

	September 30	December 31
	2010	2009

Loans specifically identified as impaired
Commercial and real estate	$167,518	$118,771
Consumer	2,569	6,183

Total	$170,087	$124,954

Allowance for credit losses associated with impaired loans	$15,346	$16,723

Previous writedowns on impaired loans	$8,963	$11,918

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Average balances of impaired loans	$159,497	$109,029	$147,941	$100,633

Interest income recorded for impaired loans	$1,126	$832	$3,727	$2,344

The Bank’s policy for impaired loan accounting subjects all significant loans to impairment review except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Bank generally considers loans 90 days or more past due and all nonaccrual loans to be impaired.
An analysis of the changes in the allowance for credit losses follows (in thousands):

	Nine Months Ended
	September 30
	2010	2009

Balance, beginning of period	$35,843	$35,805
Provision for credit losses	16,616	30,179
Net charge-offs	(16,905)	(27,082)

Balance, end of period	$35,554	$38,092

Loans totaling $17,793,000 and $6,568,000, as of September 30, 2010 and December 31, 2009, respectively, were held for sale, and stated at the lower of cost or market on an individual basis.

The Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) have a security interest in the Bank’s entire loan portfolio. Loans totaling $521,580,000 and $575,108,000, as of September 30, 2010 and December 31, 2009, respectively, were pledged to secure a line of credit with the FHLB. Loans totaling $77,371,000 and $100,683,000, as of September 30, 2010 and December 31, 2009, respectively, were pledged to secure a line of credit with the FRB.
Note 5 — Recent Accounting Pronouncements
In July 2010, the Financial Accounting Standards Board issued new guidance impacting the “Allowance for Credit Losses”. The objective of this guidance is to provide users of financial statements with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This guidance will become effective for the Company for reporting periods ending on or after December 15, 2010. The Company is still evaluating the impact that this guidance will have on the Company’s financial position and operating results.
Note 6 — Stock Compensation Plans
The Company recorded $21,000 and $30,000 of total stock-based compensation expense for the three-month periods ended September 30, 2010 and September 30, 2009, respectively and $61,000 and $89,000 of total stock-based compensation expense for the nine-month periods ended September 30, 2010 and September 30, 2009, respectively. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related stock options or restricted stock grants and is reported under personnel expense. This expense had no impact on the Company’s reported cash flows. As of September 30, 2010, there was $108,000 of total unrecognized stock-based compensation expense. This expense will be fully recognized by March of 2013.
For purposes of determining estimated fair value of the stock options and restricted stock grants, the Company has computed the estimated fair values of all stock-based compensation using the Black-Scholes option pricing model and, for stock options and restricted stock grants granted prior to December 31, 2009, has applied the assumptions set forth in the Annual Report. During the first nine months of 2010, no stock options or restricted stock were granted to employees or directors.

Note 7 — Fair Value of Financial Instruments
The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices
	in active markets	Significant other	Significant
	for identical	observable inputs	unobservable inputs
	assets (Level 1)	(Level 2)	(Level 3)
Available for sale securities at September 30, 2010	$244,409	$17,161	$—
Available for sale securities at December 31, 2009	219,875	85,507	—
The table below presents the assets measured at fair value on a non-recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices
	in active markets	Significant other	Significant
	for identical	observable inputs	unobservable inputs
	assets (Level 1)	(Level 2)	(Level 3)
Mortgage loans held for sale at September 30, 2010	$—	$17,793	$—
Mortgage loans held for sale at December 31, 2009	—	6,568	—
Real estate acquired in settlement of loans at September 30, 2010	—	—	29,571
Real estate acquired in settlement of loans at December 31, 2009	—	—	27,337
Core deposit intangible at September 30, 2010	—	—	4,708
Core deposit intangible at December 31, 2009	—	—	5,252
Impaired loans net of allowance at September 30, 2010	—	—	154,741
Impaired loans net of allowance at December 31, 2009	—	—	108,231
Note 8 — U.S. Treasury Capital Purchase Program
Pursuant to the U.S. Department of the Treasury (the “U.S. Treasury”) Capital Purchase Program (the “CPP”), on December 12, 2008, Bancorp issued and sold to the U.S. Treasury (i) 52,372 shares of Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 2,567,255 shares of Bancorp’s common stock at an exercise price of $3.06 per share, for an aggregate purchase price of $52,372,000 in cash. The Warrant may be exercised by U.S. Treasury at any time before it expires on December 12, 2018. The fair value of the Warrant of $1,497,000 was estimated on the date of the grant using the Black-Scholes option-pricing model. The Series A Preferred Stock pays cumulative dividends of five percent for the first five years and nine percent thereafter, unless Bancorp redeems the shares. All dividends due have been paid through September 30, 2010.

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
Commercial banking in NC and Virginia (“VA”) is extremely competitive, due in large part to intrastate and interstate branching laws. Currently, many of the Company’s competitors are significantly larger and have greater resources. The Company continues to encounter significant competition from a number of sources, including bank holding companies, financial holding companies, commercial banks, thrift institutions, credit unions and other financial institutions and financial intermediaries. The Company competes in its market areas with some of the largest banking organizations in the Southeast and nationally, several of which have numerous branches in NC and VA. The Company’s competition is not limited to financial institutions based in NC and VA. The enactment of federal legislation authorizing nationwide interstate banking has greatly increased the size and financial resources of some of the Company’s competitors. Consequently, many of its competitors have substantially higher lending limits due to their greater total capitalization, and some perform functions for their customers that the Company generally does not offer. The Company primarily relies on providing quality products and services at a competitive price within its market areas. As a result of interstate banking legislation, The Company’s market is open to future penetration by banks located in other states, provided that the other states also permit de novo branching and acquisitions by NC and VA banking institutions, thereby increasing competition.
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

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Net Interest Income
The primary source of earnings for the Bank is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities and cost of funds is the interest paid on interest-bearing deposits and borrowed funds.
Net interest income for the third quarter of 2010, on a taxable equivalent basis, was $18.2 million, an increase of $2.6 million or 16.8%, from $15.6 million for the third quarter of 2009. This was primarily due to an increase in net interest margin. Average earning assets in the third quarter of 2010 decreased $124.9 million, or 6.7%, to $1.76 billion, compared to $1.89 billion in the third quarter of 2009. Average interest-bearing liabilities for the third quarter of 2010 decreased $157.7 million, or 7.3%, to $1.55 billion, compared to $1.67 billion for the third quarter of 2009.
The taxable-equivalent net interest margin for the third quarter of 2010 increased to 4.09%, compared to 3.27% for the same period in 2009, an increase of 82 basis points. The increase in net interest margin was due to the Company’s decision to shift its marketing and strategic focus away from higher cost time deposits and towards non-interest bearing accounts and other core deposit relationships. The average yield on earning assets during the third quarter of 2010 was ten basis points lower than the average yield on earning assets during the comparable period in 2009, while the average rate on interest-bearing liabilities decreased by 104 basis points during the same time period, which resulted in an increase in the interest rate spread in the third quarter of 2010 of 94 basis points compared to the third quarter of 2009. The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three months ended September 30, 2010 and 2009.

(Fully taxable equivalent basis1, in thousands)

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans receivable[2]	$1,391,390	$18,545	5.29%	$1,518,257	$20,736	5.42%
Taxable securities	244,483	2,882	4.68	203,993	2,478	4.82
Tax exempt securities	77,598	1,403	7.17	107,410	1,728	6.38
Equity securities	11,113	13	0.46	11,190	—	0.00
Interest-bearing bank balances	37,264	20	0.22	39,129	31	0.31
Federal funds sold	—	—	0.00	6,809	17	0.99

Total earning assets	1,761,848	22,863	5.15	1,886,788	24,990	5.25

Non-earning assets:
Cash and due from banks	27,909			31,362
Premises and equipment	39,198			42,687
Other assets	103,823			101,751
Allowance for credit losses	(34,656)			(44,401)

Total assets	$1,898,122	22,863		$2,018,187	24,990

Interest-bearing liabilities:
Savings deposits	$40,097	10	0.10%	$41,016	10	0.10%
NOW deposits	394,645	867	0.87	184,194	132	0.28
Money market deposits	343,335	672	0.78	392,633	935	0.94
Time deposits	590,880	2,007	1.35	851,089	6,571	3.06
Other borrowings	72,628	617	3.37	72,017	620	3.42
Borrowings from Federal Home Loan Bank	106,129	520	1.94	128,537	1,172	3.62

Total interest-bearing liabilities	1,547,714	4,693	1.20	1,669,486	9,440	2.24

Other liabilities and shareholders’ equity:
Demand deposits	165,951			157,889
Other liabilities	16,660			22,870
Shareholders’ equity	167,797			167,942

Total liabilities and shareholders’ equity	$1,898,122	4,693		$2,018,187	9,440

Net interest income and net interest margin[3]		$18,170	4.09%		$15,550	3.27%

Interest rate spread[4]			3.95%			3.01%

[1]
Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $444 for 2010 and $519 for 2009.

[2]
The average loans receivable balances include non-accruing loans. Amortization of loan fees, net of deferred costs, of $339 and $313 for the three months ended September 30, 2010 and 2009, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense
In the third quarter of 2010, noninterest income increased to $7.7 million, from $5.6 million during the same period in 2009. The Company recorded a pre-tax gain of $3.6 million on the sale of investment securities during the third quarter of 2010, which were sold in order to reposition the investment portfolio and reduce the Company’s exposure to municipalities. The Company recorded a net pre-tax gain of $1.2 million during the third quarter of 2009 from the sale of its merchant services portfolio. Service charge income decreased 13.1% to $1.9 million in the third quarter of 2010 from $2.2 million in the third quarter of 2009. Bankcard income decreased from $643,000 in the third quarter of 2009 to $160,000 in the same period of 2010, as a result of the Company’s sale of its merchant card services portfolio in 2009. Mortgage banking services income increased from $104,000 in the third quarter of 2009 to $742,000 in the third quarter of 2010. The increase in mortgage income was due largely to expansion of and improvements in the mortgage division following the acquisition of Bradford Mortgage on December 31, 2009, combined with a more favorable mortgage refinance environment.
In the third quarter of 2010, noninterest expense decreased to $16.3 million from $19.8 million in the third quarter of 2009. The decrease was primarily the result of $2.9 million of one-time charges incurred in the third quarter of 2009, including $1.2 million for costs to restructure operations in the Piedmont Triad region of North Carolina, $1.1 million for the Company’s decision to upgrade to a new core processing system, and $580,000 to terminate certain non-executive employment agreements. In addition, as a result of the Company’s sale of its merchant card services portfolio in 2009, the Company’s merchant card processing expense declined from $598,000 in third quarter of 2009 to $126,000 in the comparable period of 2010. These decreases were partially offset by an increase in real estate acquired in settlement of loans (“OREO”) expense and writedowns from $850,000 in the third quarter of 2009 to $1.6 million in the same period of 2010 as a result of the continued negative credit cycle.
The following table presents the details of Other Operating Income and Expenses.
Other Operating Income and Expenses (in thousands)

	Three Months Ended
	September 30,		Percentage
	2010	2009	Variance

Other operating income:
Bankcard income	$160	$643	(75.1)%
Investment services commissions	392	345	13.6
Insurance commissions	12	16	(26.6)
Trust income	128	135	(5.2)
Gain on sale of merchant services portfolio	—	1,177	NM
Income on bank-owned life insurance	222	156	42.3
Other income (loss)	(45)	156	NM

	$869	$2,628	(66.9)

Other operating expenses:
Advertising	$395	$374	5.6%
Automated services	1,038	1,434	(27.6)
Bankcard expense	126	598	(78.9)
Legal and professional fees	686	771	(11.0)
Postage	303	206	47.2
Stationery, printing and supplies	160	53	202.7
Other expense	1,511	1,831	(17.5)

	$4,219	$5,267	(19.9)

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Net Interest Income
Net interest income for the first nine months of 2010, on a taxable equivalent basis, was $53.8 million, an increase of $9.4 million or 21.2%, from $44.4 million for the first nine months of 2009. This was primarily due to an improvement in net interest margin. The taxable-equivalent net interest margin for the first nine months of 2010 increased to 4.01%, compared to 3.03% for the same period in 2009, an increase of 98 basis points. In the first nine months of 2010, the average yield on earning assets increased by two basis points from the first nine months of 2009, while the average rate on interest-bearing liabilities decreased by 107 basis points during the same time period. This resulted in an increase in the interest rate spread in the first nine months of 2010 of 109 basis points compared to the first nine months of 2009.
Average earning assets in the first nine months of 2010 decreased $161.7 million, or 8.3%, to $1.79 billion, compared to $1.96 billion in the first nine months of 2009. Average interest-bearing liabilities for the first nine months of 2010 decreased $143.7 million, or 8.3%, to $1.58 billion, from $1.73 billion for the first nine months of 2009. The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the nine months ended September 30, 2010 and 2009.

(Fully taxable equivalent basis1, in thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans receivable[2]	$1,422,947	$56,926	5.35%	$1,555,566	$63,990	5.50%
Taxable securities	249,695	8,501	4.55	189,333	6,749	4.77
Tax exempt securities	82,392	4,567	7.41	110,349	5,116	6.20
Equity securities	11,458	28	0.33	11,161	4	0.05
Interest-bearing bank balances	28,046	54	0.26	64,738	112	0.23
Federal funds sold	—	—	0.00	25,071	97	0.52

Total earning assets	1,794,538	70,076	5.22	1,956,218	76,068	5.20

Non-earning assets:
Cash and due from banks	27,489			22,648
Premises and equipment	40,143			43,842
Other assets	105,656			96,339
Allowance for credit losses	(35,610)			(40,761)

Total assets	$1,932,216	70,076		$2,078,286	76,068

Interest-bearing liabilities:
Savings deposits	$40,487	30	0.10%	$40,876	30	0.10%
NOW deposits	349,769	2,321	0.89	180,367	405	0.30
Money market deposits	348,155	2,247	0.86	395,354	3,461	1.17
Time deposits	634,059	7,243	1.53	888,512	22,330	3.36
Other borrowings	78,419	1,822	3.11	73,411	1,949	3.55
Borrowings from Federal Home Loan Bank	133,282	2,639	2.65	149,399	3,515	3.15

Total interest-bearing liabilities	1,584,171	16,302	1.37	1,727,919	31,690	2.45

Other liabilities and shareholders’ equity:
Demand deposits	163,973			157,196
Other liabilities	17,317			21,084
Shareholders’ equity	166,755			172,087

Total liabilities and shareholders’ equity	$1,932,216	16,302		$2,078,286	31,690

Net interest income and net interest margin[3]		$53,774	4.01%		$44,378	3.03%

Interest rate spread[4]			3.85%			2.75%

[1]
Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $1,435 for 2010 and $1,501 for 2009.

[2]
The average loans receivable balances include non-accruing loans. Amortization of loan fees, net of deferred costs, of $765 and $1,124 for the nine months ended September 30, 2010 and 2009, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense
In the first nine months of 2010, noninterest income increased to $15.4 million, from $14.3 million during the same period in 2009. The increase is primarily the result of gains on the sale of investment securities totaling $3.6 million in 2010, as discussed previously. This was partially offset by a decline in service charge income, which decreased to $5.7 million in the first nine months of 2010 from $6.4 million in the first nine months of 2009. Bankcard income decreased from $1.8 million in the first nine months of 2009 to $515,000 in the same period of 2010, as a result of the Company’s sale of its merchant card services portfolio in 2009 described previously. Also, loss on sale of OREO increased from $0.5 million for the nine months ended September 30, 2009 to $1.3 million in the comparable period of 2010. In addition, noninterest income for the nine months ended 2009 included a gain of $1.2 million on the sale of the Company’s merchant services portfolio.
In the first nine months of 2010, noninterest expense decreased to $48.6 million from $53.9 million in the first nine months of 2009. Noninterest expense for the nine months ended September 30, 2009 included an industry-wide FDIC special assessment of $970,000, as well as $2.9 million of one-time charges previously described. In addition, bankcard expense decreased from $1.8 million in the first nine months of 2009 to $0.4 million in the same period of 2010 as a result of the Company’s sale of its merchant services portfolio described earlier. These decreases were partially offset by an increase in OREO expenses and writedowns from $1.2 million in the first nine months of 2009 to $3.5 million in the first nine months of 2010.
The following table presents the details of Other Operating Income and Expenses.
Other Operating Income and Expenses (in thousands)

	Nine Months Ended
	September 30,		Percentage
	2010	2009	Variance
Other operating income:
Bankcard income	$515	$1,834	(71.9)%
Investment services commissions	1,133	866	30.9
Insurance commissions	47	49	(5.0)
Trust income	408	415	(1.6)
Gain on sale of merchant services portfolio	—	1,177	NM
Income on bank-owned life insurance	647	357	81.3
Other income (loss)	(77)	351	NM

	$2,673	5,049	(47.1)

Other operating expenses:
Advertising	$1,192	$974	22.4%
Automated services	3,313	4,377	(24.3)
Bankcard expense	412	1,777	(76.8)
Legal and professional fees	2,324	2,457	(5.4)
Postage	743	663	12.0
Stationery, printing and supplies	496	434	14.3
Other expense	4,510	5,170	(12.8)

	$12,990	$15,852	(18.1)

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
The allowance for credit losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management’s best estimate of probable credit losses incurred as of the balance sheet date. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best available information to make evaluations, future adjustments may be needed if economic or other conditions differ substantially from the assumptions used.
At September 30, 2010, the allowance for credit losses was $35.6 million or 2.59% of loans outstanding compared to $35.8 million or 2.45% of loans outstanding at December 31, 2009, and $38.9 million or 2.60% of loans outstanding at September 30, 2009. At September 30, 2010, the allowance for credit losses was 68.35% of nonperforming loans compared to 61.56% at December 31, 2009 and 67.43% at September 30, 2009. The Company’s allowance for credit losses consists almost exclusively of general reserves, with 92% being general and 8% specific. Based on analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for credit losses to be adequate. Additional information regarding the allowance for credit losses is presented in the table headed “Asset Quality Analysis”, on the following page.
Nonperforming loans totaled $52.0 million at September 30, 2010, compared to $58.2 million at December 31, 2009 and $57.7 million at September 30, 2009. The decrease from September 30, 2009 is primarily driven by decreases in non-accrual loans. OREO was $29.6 million at September 30, 2010, $27.3 million at December 31, 2009, and $19.0 million at September 30, 2009. Restructured loans still accruing interest totaled $5.9 million at September 30, 2010, $1.4 million at December 31, 2009, and $1.3 million at September 30, 2009. Approximately $18.1 million was transferred from loans into OREO and approximately $13.4 million of such assets were disposed of during the first nine months of 2010. A net loss of $1.3 million has been recorded on sale of OREO in the current year, compared to a net loss of $0.5 million in the first nine months of 2009. The Company recorded $3.5 million of writedowns and expenses on OREO during the first nine months of 2010, compared to writedowns and expenses of $1.2 million in the first nine months of 2009. Nonperforming assets (comprised of nonaccrual loans, restructured loans and OREO) totaled $81.6 million, or 4.38% of total assets, at September 30, 2010, compared to $85.6 million, or 4.40% of total assets, at December 31, 2009 and $76.7 million, or 3.82% of total assets, a year ago.
The provision for credit losses charged to operations for the nine months ended September 30, 2010 totaled $16.6 million, compared to $30.2 million for the nine months ended September 30, 2009. During the third quarter of 2010, the Company established a $5.0 million reserve for its largest performing watch list loan. The credit continues to perform and pay as agreed; however, the Company believes the weakened financial condition of the borrower combined with the uniqueness of the loan created an uncertainty that should be recognized in its financial statements. Net charge-offs for the nine months ended September 30, 2010 were $16.9 million, or 1.59% of average loans outstanding on an annualized basis, compared to net charge-offs of $27.1 million, or 2.33% of average loans outstanding on an annualized basis, for the nine months ended September 30, 2009.

	Nine Months Ended	Year Ended	Nine Months Ended
Asset Quality Analysis	September 30	December 31	September 30
(Dollars in thousands)	2010	2009	2009
Allowance for credit losses:
Beginning balance	$35,843	$35,805	$35,805
Provision for credit losses	16,616	35,749	30,179
Net charge-offs	(16,905)	(35,711)	(27,082)

Ending balance	$35,554	$35,843	$38,902

Nonperforming Assets:
Commercial nonaccrual loans, not restructured	$28,699	$46,788	$44,889
Commercial nonaccrual loans, restructured	8,338	1,777	1,747
Non-commercial nonaccrual loans	7,828	4,772	6,443

Total nonaccrual loans	44,865	53,337	53,079
Troubled debt restructured, accruing	5,865	1,442	1,260
Loans 90 days or more past due and still accruing	1,290	3,450	3,354

Total non-performing loans	52,020	58,229	57,693
Real estate acquired in settlement of loans	29,571	27,337	19,031

Total nonperforming assets	$81,591	$85,566	$76,724

Asset Quality Ratios:
Nonperforming loans to loans outstanding at end of period	3.79%	3.98%	3.86%
Nonperforming assets to total assets at end of period	4.38	4.40	3.82
Allowance for credit losses as a percentage of loans outstanding at end of period	2.59	2.45	2.60
Allowance for credit losses to nonperforming loans	68.35	61.56	67.43
Net charge-offs as a percentage of average loans outstanding during the period	1.59 *	2.32	2.33 *

*	Denotes annualized
Income Taxes
The Company recorded an income tax expense of $251,000 for the first nine months of 2010, compared to an income tax benefit totaling $11.7 million for the first nine months of 2009. The change from a benefit for the first nine months of 2009 to an expense for the comparable period in 2010, is the result of the change from a pre-tax loss in the first nine months of 2009 to pre-tax income in the comparable period in 2010. The Company’s effective tax rate was 10.0% for the nine-month period ended September 30, 2010, compared to 43.6% for the first nine months of 2009. The change in the effective rate is primarily a result of the change from a pre-tax loss in the first nine months of 2009 to income in the first nine months of 2010, and the effect of the tax-preferred income.
Risk Management
It is the design of risk management to ensure long-range profitable performance, minimize risk, ensure adequate liquidity and maintain sound capital. Reports regarding credit, asset/liability, market and operational risks are regularly provided to the Bank’s Board of Directors.

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
During the first nine months of 2010, the Company had net cash provided by operating activities of $20.7 million, compared to $13.1 million in the first nine months of 2009. The increase in cash flows resulting from the change to net income for the first nine months of 2010 from net loss in the first nine months of 2009 was mostly offset by a substantial decrease in loan loss provision from 2009 to 2010. Cash generated from a decrease in tax assets was partially offset by cash used for an increase in loans held for sale.

Net cash provided by investing activities for the first nine months of 2010 was $125.4 million, compared to net cash provided by investing activities in the first nine months of 2009 of $63.7 million. The change was primarily the result of a net cash inflow of $49.5 million during 2010 from the decrease in investment securities held, compared to a net cash outflow of $48.4 as the investment securities portfolio increased. Decreases in federal funds sold provided $42.0 million of cash during 2009.
During the nine months ended September 30, 2010, financing activities used $85.8 million, compared to net cash used by financing activities of $58.7 million, during the same period of 2009. The difference was primarily the result of $95.1 million used to repay borrowings from the Federal Home Loan Bank (“FHLB”) and other borrowings during the first nine months of 2010, compared to $5.9 million used for debt reduction in 2009. This was partially offset by $11.3 million provided by increases in deposits during the first nine months of 2010, compared to $50.9 million used by a decrease in deposits during the nine months ended September 30, 2009.
Cash and cash equivalents totaled $105.1 million at September 30, 2010, compared to $44.8 million at December 31, 2009 and $63.9 million at September 30, 2009.
The Bank has borrowing capacity of approximately $268.3 million with the FHLB, of which approximately $105.3 million was available at September 30, 2010. These borrowings are collateralized by FHLB stock, investment securities, qualifying 1 to 4 family residential mortgage loans, and qualifying commercial real estate loans. The Bank provides various reports to the FHLB on a regular basis to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the line of credit. The Bank also has $35.5 million of borrowing capacity through the Federal Reserve Bank System, of which none was used as of September 30, 2010. The line with the Federal Reserve Bank is collateralized by qualified loans.
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
The Company’s stock repurchase program expired on May 31, 2009. Bancorp did not repurchase any shares under the stock repurchase program during 2009 or during the first nine months of 2010.
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

As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of September 30, 2010.

	Regulatory Capital
	Well	Adequately
	Capitalized	Capitalized	Company	Bank

Total Capital	10.0%	8.0%	13.11%	12.63%
Tier 1 Capital	6.0	4.0	11.82	11.34
Leverage Capital	5.0	4.0	9.39	9.01
As of September 30, 2010, the Company holds approximately $8.0 million of the $52.4 million received from the U.S. Treasury under the CPP, which may be invested in the Bank to increase the Bank’s total risk based capital from the present level of 12.63%.

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
Evaluation of disclosure controls and procedures
The Company’s management, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010. Based upon that evaluation, the officers listed above each concluded that as of September 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.
Changes in internal control over financial reporting
There have been no changes to the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     Not applicable.

Item 1A.	Risk Factors
There have been no material changes to the Company’s Risk Factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the first nine months of 2010 which were not registered under the Securities Act of 1933, as amended. The Company did not repurchase any of its equity securities during the first nine months of 2010.

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

Date: November 9, 2010	NEWBRIDGE BANCORP (Registrant)
	By:	/s/ Ramsey K. Hamadi
		Name:	Ramsey K. Hamadi
		Title:	Executive Vice President and Chief Financial Officer (Authorized Officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.