Form 10-K
period 2010-12-31
NEWBRIDGE BANCORP
filed 2011-03-24
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2010	Commission File Number: 000-11448
NewBridge Bancorp
(Exact name of Registrant as specified in its Charter)

North Carolina (State of Incorporation)	56-1348147 (I.R.S. Employer Identification No.)

1501 Highwoods Blvd., Suite 400
Greensboro, North Carolina	27410
(Address of principal executive offices)	(Zip Code)
(336) 369-0900
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $5.00 per share	Nasdaq Global Select Market
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s voting and nonvoting common equity held by non-affiliates of the Registrant, based on the average bid and asked price of such common equity on the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $52.5 million. As of March 21, 2011 (the most recent practicable date), the Registrant had 15,655,868 shares of Common Stock outstanding.
Documents incorporated by reference — Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders of NewBridge Bancorp (the “Proxy Statement”) are incorporated by reference into Part III hereof.
The Exhibit Index begins on page 90.

NewBridge Bancorp
Annual Report on Form 10-K for the fiscal year ended December 31, 2010

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of NewBridge Bancorp (hereinafter referred to as “Bancorp” or the “Company”) including but not limited to Bancorp’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:
•	revenues are lower than expected;
•	credit quality deterioration which could cause an increase in the provision for credit losses;
•	competitive pressure among depository institutions increases significantly;
•	changes in consumer spending, borrowings and savings habits;
•	regulatory approval for paying dividends cannot be obtained
•	technological changes and security and operations risks associated with the use of technology;
•	the cost of additional capital is more than expected;
•	a change in the interest rate environment reduces interest margins;
•	asset/liability repricing risks, ineffective hedging and liquidity risks;
•	counterparty risk;
•	general economic conditions, particularly those affecting real estate values, either nationally or in the market areas in which we do or anticipate doing business, are less favorable than expected;
•	the effects of the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums and assessments;
•	the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;
•	volatility in the credit or equity markets and its effect on the general economy;
•	demand for the products or services of the Company, as well as its ability to attract and retain qualified people;
•	the costs and effects of legal, accounting and regulatory developments and compliance;
•	regulatory approvals for acquisitions cannot be obtained on the terms expected or on the anticipated schedule; and
•	the effects of the recent enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act; and the enactment of further regulations related to this Act.
Bancorp cautions that the foregoing list of important factors is not exhaustive. See also “Risk Factors” which begins on page 14. Bancorp undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time, by or on behalf of Bancorp.

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
Business of Bank and Other Subsidiaries
Through its branch network, the Bank provides a wide range of banking products to small to medium-sized businesses and retail clients in its market areas, including interest bearing and noninterest bearing demand deposit accounts, certificates of deposits, individual retirement accounts, overdraft protection, personal and corporate trust services, safe deposit boxes, online banking, corporate cash management, brokerage, financial planning and asset management, and secured and unsecured loans. On December 31, 2009, the Bank expanded its mortgage production business through its acquisition of the assets of Bradford Mortgage Company, an established mortgage origination company operating principally in the Piedmont Triad Region of NC.
As of December 31, 2010, the Bank operated four active non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. (“Peoples Finance”), LSB Properties, Inc. (“LSB Properties”), Henry Properties, LLC (“Henry Properties”) and Prince George Court Holdings, Inc. (“Prince George”). Peoples Finance, a NC licensed finance company, with approximately $0.9 million of loans outstanding as of December 31, 2010, is no longer actively soliciting loans. LSB Properties, Henry Properties and Prince George together own the real estate acquired in settlement of loans of the Bank.
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

Market Areas
The Bank’s primary market area is the Piedmont Triad Region of NC. On December 31, 2010, the Bank operated 31 branch offices, two commercial loan production offices and two mortgage loan production offices in its three markets: the Piedmont Triad Region and Coastal Region of NC and the Shenandoah Valley Region of Virginia (“VA”). The Bank also has one mortgage loan production office in Raleigh, NC and one in Charlotte, NC. The following table lists the Bank’s branch offices, categorized by region and city.

Piedmont Triad Region:	Piedmont Triad Region (continued):
Greensboro (five offices)	Midway
Lexington (three offices)	Thomasville
Reidsville (two offices)	Tyro
Winston-Salem (two offices)	Walkertown
Archdale	Wallburg
Clemmons	Welcome
Danbury
Eden	Coastal Region:
High Point	Wilmington (two offices)
Jamestown	Burgaw
Kernersville
King	Shenandoah Valley Region:
Madison	Harrisonburg [1]

[1]	On December 21, 2010, the Bank announced it had entered into an agreement to sell its Harrisonburg, VA operations.
As of December 31, 2010, the Bank operated 27 branches and four loan production offices in the Piedmont Triad Region of North Carolina. The Piedmont Triad Region is a 12 county area, located in the rapidly growing interstate corridor between Charlotte, NC and the Research Triangle Park, and has a combined population of approximately 1.6 million people. The Piedmont Triad Region includes the cities of Greensboro, Winston-Salem and High Point, respectively the third, fourth and eighth largest cities in NC.
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
The Piedmont Triad Region is home to numerous institutions of higher education, including Wake Forest University, Wake Forest University Medical Center, North Carolina School of the Arts, Salem College and Winston-Salem State University (Winston-Salem), High Point University (High Point), two members of the University of North Carolina system located in Greensboro; the University of North Carolina at Greensboro and a number of other well-respected private colleges, as well as many community colleges and technical schools. All are recognized for academic excellence and enhance the Piedmont Triad Region’s business development efforts, particularly in the field of biotechnology.
As of June 30, 2010, the Bank was the largest community bank in the Piedmont Triad Region, based on deposit market share.

As of December 31, 2010, the Bank operated three branches in the Coastal Region, which includes Pender County and New Hanover County, located on the Southeast coast of NC. Wilmington is the county seat and industrial center of New Hanover County. A historic seaport and a popular tourist destination, Wilmington has diversified and developed into a major resort area, a busy sea port (one of NC’s two deep water ports), a light manufacturing center, a chemical manufacturing center and the distribution hub of southeastern NC. During the past 20 years, the Wilmington area has experienced extensive industrial development and growth in the service and trade sectors. Industries in the Wilmington region produce fiber optic cables for the communications industry; aircraft engine parts; pharmaceuticals; nuclear fuel components; and various textile products. The motion picture industry has a significant presence in the Wilmington area. Wilmington also serves as a regional retail center, a regional medical center and the home of the University of North Carolina at Wilmington.
The total population of New Hanover County is approximately 190,000. The County is served by Interstate 40 and U.S. Highways 17 and 74, major rail connections and national and regional airlines through facilities at the New Hanover International Airport, located near Wilmington.
As of December 31, 2010, the Bank operated one branch in its Shenandoah Valley Region, serving Rockingham County, VA. On December 21, 2010, the Bank announced it had entered into an agreement to sell its Virginia operations.
Management believes that unemployment data is the most significant indicator of the economic health of its market areas and monitors this data on a regular basis. As reflected in the table below, the unemployment rates in each of the Company’s market areas has increased substantially since the end of 2007. In addition to the unemployment rate increases, Coastal Region property values were substantially impacted by speculative real estate development. The table also shows non-performing loans as a percentage of total loans in each market as of December 31, 2010.

	Unemployment Rate				As of December 31, 2010

					Nonperforming		% of Total
	December 31				Loans	Total Loans	Loans

	2007	2008	2009	2010	(in thousands)
Piedmont Triad:
Guilford County	4.5%	8.3%	11.2%	10.1%	$6,473	$275,978	2.35%
Davidson County	5.3	9.7	13.4	11.1	12,448	367,112	3.39
Rockingham County	5.7	10.1	12.6	12.1	2,577	90,239	2.86
Forsyth County	4.3	7.4	9.9	9.1	5,617	217,959	2.58
Coastal	3.9	7.5	9.7	8.9	17,340	187,730	9.24
Shenandoah Valley	2.4	4.2	5.5	5.4	1,004	104,653	0.96

The following table reflects the Bank’s loans, deposits and branch locations by region at December 31, 2010, and the Bank’s rank, by deposit market share as of June 30, 2010 (dollars in thousands):

			Number of	Deposit Market
Region	Loans(1)	Deposits	Branches	Share Rank(2)
Piedmont Triad	$1,033,887	$1,293,431	27	1
Coastal	194,388	102,945	3	5
Shenandoah Valley	32,310	56,619	1	4

(1)	Excludes loans held for sale.

(2)	Rank for community financial institutions; excludes banks greater than $10 billion in assets.

Deposits
The Bank offers a variety of deposit products to small and medium-sized businesses and retail clients at interest rates generally competitive with local market conditions. The table below sets forth the mix of depository accounts at the Bank as a percentage of total deposits of the Bank at the dates indicated.

	As of December 31,
	2010	2009	2008
Noninterest-bearing demand	11.1%	10.4%	9.0%
Savings, NOW, MMA	54.8	44.6	36.9
Certificates of deposit	34.1	45.0	54.1

	100.0%	100.0%	100.0%

The Bank accepts deposits at its banking offices, all of which have automated teller machines (“ATMs”). Its memberships in multiple ATM networks allow customers access to their depository accounts from ATM facilities throughout the United States. Competitive fees are charged for the use of its ATM facilities by customers not having an account with the Bank. Deposit flows are controlled primarily through the pricing of deposits.
At December 31, 2010, the Bank had $247.2 million in certificates of deposit of $100,000 or more, which includes $83.6 million in certificates of deposit of $250,000 or more. The Bank is a member of an electronic network that allows it to post interest rates and attract certificates of deposit nationally. It also utilizes brokered deposits and deposits obtained through the Promontory InterFinancial Network, also known as CDARS, to supplement in-market deposits. The accompanying table presents the scheduled maturities of time deposits of $100,000 or more and $250,000 or more at December 31, 2010.

Scheduled maturity of time deposits	$100,000 or more	$250,000 or more
(In thousands)
Less than three months	$124,886	$43,844
Three through six months	53,904	25,047
Seven through twelve months	38,602	7,512
Over twelve months	29,762	6,012

Total	$247,154	$82,415

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
Competition
Commercial banking in North Carolina and Virginia is extremely competitive, due in large part to intrastate and interstate branching laws. Many of Bancorp’s competitors are significantly larger and have greater resources. Bancorp continues to encounter significant competition from a number of sources, including bank holding companies, financial holding companies, commercial banks, thrift institutions, credit unions and other financial institutions and financial intermediaries. Bancorp competes in its market areas with some of the largest banking organizations in the Southeast and nationally, almost all of which have numerous branches in NC and VA. Bancorp’s competition is not limited to financial institutions based in NC and VA. Many of its competitors have substantially higher lending limits due to their greater total capitalization, and many perform functions for their customers that Bancorp generally does not offer. Bancorp primarily relies on providing quality products and services at a competitive price within its market areas. As a result of interstate banking legislation, Bancorp’s market is open to future penetration by banks located in other states, provided that the other states also permit de novo branching and acquisitions by NC and VA banking institutions, thereby increasing competition.
In the Piedmont Triad Region, as of June 30, 2010, Bancorp competed with 31 commercial banks and savings institutions, as well as numerous credit unions. As of that date, Bancorp competed with 20 commercial banks and savings institutions, and several credit unions, in the Coastal Region and 16 commercial banks and several credit unions in the Shenandoah Valley Region.
Employees
At December 31, 2010, the Company had a total of 497 employees, including 481 full time employees, all of whom were compensated by the Bank or its subsidiaries. None of the Company’s employees are represented by a collective bargaining unit, and the Company has not recently experienced any type of strike or labor dispute. The Company considers its relationship with its employees to be good.
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
As a result of Bancorp’s ownership of the Bank, Bancorp is also registered under the bank holding company laws of North Carolina. Accordingly, Bancorp is also subject to supervision and regulation by the North Carolina Commissioner of Banks (the “Commissioner”).
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
Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock less certain goodwill items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum. Bancorp exceeded all applicable minimum capital adequacy guidelines as of December 31, 2010.
Capital Requirements for the Bank. The Bank, as a NC commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a FDIC insured commercial bank that is not a member of the Federal Reserve, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable minimum capital requirements as of December 31, 2010.
Dividend and Repurchase Limitations. Bancorp’s participation in the CPP limits our ability to repurchase shares of our common stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based compensation awards), except with the prior approval of the U.S. Treasury. See “Supervision and Regulation—U.S. Treasury Capital Purchase Program.” Federal regulations provide that Bancorp must obtain Federal Reserve approval prior to repurchasing common stock for consideration in excess of 10% of its net worth during any 12-month period unless Bancorp (i) both before and after the redemption satisfies capital requirements for a “well capitalized” bank holding company; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues. Additionally, Bancorp’s Board of Directors has resolved not to redeem any of Bancorp’s stock without the prior approval of The Federal Reserve Bank of Richmond (the “Federal Reserve Bank”).
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
During 2008, the Company first reduced its quarterly cash dividend, and later suspended the payment of cash dividends. As a result of the Company’s participation in the CPP, the Company currently requires prior approval of the U.S. Treasury to increase dividends payable on its common stock to more than the last quarterly cash dividend ($0.05 per share) declared prior to October 14, 2008. Additionally, Bancorp’s Board of Directors has resolved not to declare or pay any dividend, common or preferred, or make any payments on trust preferred securities without the prior approval of the Federal Reserve Bank.
Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Deposit Insurance Fund, such as the Bank, is specified in a schedule required to be issued by the FDIC. In 2010, FDIC assessments for deposit insurance ranged from 12 to 50 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. During the first quarter of 2009, the FDIC instituted a one-time special assessment equal to 5 cents per $100 of domestic deposits on FDIC insured institutions, which resulted in an additional $970,000 in FDIC insurance expense for 2009. The assessment rate schedule can change from time to time at the discretion of the FDIC, subject to certain limits. On November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of estimated deposit insurance premiums by December 31, 2009. The FDIC exempted the Bank from this rule, and the Bank continues to pay premiums on a quarterly basis. On February 7, 2011, the FDIC adopted a new assessment formula, effective with the second quarter of 2011. The Bank expects its assessments will decline as a result.
Federal Home Loan Bank System. The Federal Home Loan Bank (“FHLB”) system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta. At December 31, 2010, the Bank was in compliance with these requirements.
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
Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized”. Under the regulations, an institution is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (B) “significantly undercapitalized” if the institution has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2010, the Bank had the requisite capital levels to qualify as “well capitalized”.
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
Loans to One Borrower. The Bank is subject to the loans to one borrower limits imposed by the Commissioner, which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the Bank. At December 31, 2010, this limit was $31.6 million. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and unimpaired surplus, or $21.1 million.
Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act, enacted in 1999 (the “GLB Act”), dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. In doing so, it increased competition in the financial services industry, presenting greater opportunities for our larger competitors, which were more able to expand their service and products than smaller, community-oriented financial institutions, such as the Bank.

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
Dodd-Frank Wall Street Reform and Consumer Protection Act . On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act was intended primarily to overhaul the financial regulatory framework following the global financial crisis and will impact all financial institutions including Bancorp and the Bank. The Dodd-Frank Act contains provisions that will, among other things, establish a Bureau of Consumer Financial Protection, establish a systemic risk regulator, consolidate certain federal bank regulators and impose increased corporate governance and executive compensation requirements. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act are not yet known.
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
Taxation. Federal Income Taxation. Financial institutions such as the Company are subject to the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), in the same general manner as other corporations. The Bank computes its bad debt deduction under the specific charge-off method.
State Taxation. Under NC law, the Bancorp and its subsidiaries are each subject to corporate income taxes at a 6.90% rate and an annual franchise tax at a rate of 0.15% of equity.

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
Financial reform legislation recently enacted by Congress will result in new laws and regulations that are expected to increase our costs of operations. Congress recently enacted the Dodd-Frank Act. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
Certain provisions of the Dodd-Frank Act are expected to have a near term effect on us. For example, effective one year after the date of enactment, is a provision that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.
The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.
The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.
It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.
Increases in FDIC insurance premiums may adversely affect Bancorp’s net income and profitability. Since 2008, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the FDIC instituted two temporary programs, to further insure customer deposits at FDIC insured banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000), which in 2010 was made permanent, and noninterest-bearing transactional accounts are currently fully insured (unlimited coverage). These programs have placed additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of estimated deposit insurance premiums by December 31, 2009. The FDIC exempted the Bank from this prepayment requirement, and the Bank continues to pay these premiums on a quarterly basis. Bancorp is generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are additional bank or financial institution failures, or the cost of resolving prior failures exceeds expectations, the Bank may be required to pay higher FDIC premiums than those currently in force. Any future increases or required prepayments of FDIC insurance premiums may adversely impact Bancorp’s earnings and financial condition.
The capital and credit markets have experienced unprecedented levels of volatility. During the economic downturn, the capital and credit markets experienced extended volatility and disruption. In some cases, the markets produced downward pressure on financial institution stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If these levels of market disruption and volatility continue, worsen or abate and then arise at a later date, Bancorp’s ability to access capital could be materially impaired. Bancorp’s inability to access the capital markets could constrain the Bank’s ability to make new loans, to meet the Bank’s existing lending commitments and, ultimately jeopardize the Bank’s overall liquidity and capitalization.
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
From time to time, we may utilize derivative financial instruments, primarily to hedge our exposure to changes in interest rates, but also to hedge cash flow. By entering into these transactions and derivative instrument contracts, we expose ourselves to counterparty credit risk in the event of default of our counterparty or client. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to us, which creates credit risk for us. We attempt to minimize this risk by selecting counterparties with investment grade credit ratings, limiting our exposure to any single counterparty and regularly monitoring our market position with each counterparty. Nonetheless, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan due us. There is no assurance that any such losses would not materially and adversely affect our businesses, financial condition or results of operations.

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
The Bank is exposed to risks in connection with the loans it makes. A significant source of risk for Bancorp and the Bank arises from the possibility that losses will be sustained by the Bank because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. Losses from such failures have materially impacted the Bank’s operating results during the past 3 years. The Bank has underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that it believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying its loan portfolio. Such policies and procedures, however, can not fully prevent unexpected losses that could adversely affect the Bank’s results of operations.
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

If the value of real estate in the markets we serve were to further decline, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us. At December 31, 2010, our loans secured by real estate totaled $1.07 billion, or 84.8% of total loans (excluding loans held for sale). With these loans concentrated within our three markets, the Piedmont Triad Region, Coastal Region and Shenandoah Valley Region, a further decline in local economic conditions in these markets could adversely affect the value of the real estate collateral securing our loans. A further decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. See Allocation of Allowance for Credit Losses in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion related to the Bank’s process for determining the appropriate level of the allowance for possible credit losses. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would negatively impact our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies, and natural disasters.
Our commercial real estate lending may expose us to risk of loss and hurt our earnings and profitability. We regularly make loans secured by commercial real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to-four family residential mortgage loans. Further, loans secured by commercial real estate properties are generally for larger amounts and involve a greater degree of risk than one to four family residential mortgage loans. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy. Because of the current general economic slowdown, these loans represent higher risk, could result in an increase in our total net-charge offs and could require us to increase our allowance for loan losses, which could have a material adverse effect on our financial condition or results of operations. At December 31, 2010, our loans secured by commercial real estate totaled $382.0 million, which represented 30.3% of total loans (excluding loans held for sale). For the year ended December 31, 2010, we had net charge-offs of loans secured by commercial real estate of $2.5 million, a decrease of $4.7 million when compared to the same year-ago period. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.
Our construction loans and land development loans involve a higher degree of risk than other segments of our loan portfolio. A portion of our loan portfolio is comprised of construction loans and land development loans. Construction financing typically involves a higher degree of credit risk than commercial real estate lending. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction and the bid price and estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal. Although our underwriting criteria are designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will safeguard against material delinquencies and losses to our operations. Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all. At December 31, 2010, we had loans of $139.1 million, or 11.0% of total loans (excluding loans held for sale), outstanding to finance construction and land development. For the year ended December 31, 2010 we had net charge-offs of construction and land development loans of $5.3 million, a decrease of $6.3 million when compared to the same year-ago period.
Our lending on unimproved land may expose us to a greater risk of loss and may have an adverse effect on results of operations. A portion of our construction and land development lending is secured by unimproved land. Loans secured by unimproved land are generally more risky than loans secured by improved property for one to four family residential mortgage loans. Since unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business. These loans are susceptible to adverse conditions in the real estate market and local economy. At December 31, 2010, loans secured by unimproved property totaled $36.5 million, or 2.9% of our loan portfolio (excluding loans held for sale).
If our investment in the common stock of the FHLB of Atlanta is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders’ equity could decrease. We own common stock of the FHLB of Atlanta. We hold this stock to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB of Atlanta’s advance program. The aggregate cost and fair value of our FHLB of Atlanta common stock as of December 31, 2010 was $10.4 million based on its par value. There is no market for our FHLB of Atlanta common stock.
Published reports indicate that certain member banks of the FHLB System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capital of an FHLB, including the FHLB of Atlanta, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLB of Atlanta common stock could be impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.
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
Bancorp’s operating results and financial condition would likely suffer if there is a further deterioration in the general economic condition of the areas in which the Bank does business. Unlike larger national or other regional banks that are more geographically diversified, the Bank primarily provides services to customers located in the Piedmont Triad Region and Coastal Region in NC and the Shenandoah Valley Region in VA. Because the Bank’s lending and deposit-gathering activities are concentrated in these markets, particularly the Piedmont Triad Region, the Bank will be affected by the business activity, population, income levels, deposits and real estate activity in these markets. Adverse developments in local industries have had and could continue to have a negative affect on the Bank’s financial condition and results of operations. Even though the Bank’s customers’ business and financial interest may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce the Bank’s growth rate, affect the ability of the Bank’s customers to repay their loans and generally affect Bancorp’s financial condition and results of operations. A further decline in general economic conditions in the Bank’s market areas, caused by inflation, recession, higher unemployment or other factors which are beyond the Bank’s control would also impact these local economic conditions and could have an adverse affect on Bancorp’s financial condition and results of operations.
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
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, results of operations and cash flows. Liquidity is essential to our business. Our ability to implement our business strategy will depend on our ability to obtain funding for loan originations, working capital, possible acquisitions and other general corporate purposes. An inability to raise funds through deposits, borrowings, securities sold under repurchase agreements, the sale of loans and other sources could have a substantial negative effect on our liquidity. We do not anticipate that our retail and commercial deposits will be sufficient to meet our funding needs in the foreseeable future. We therefore rely on deposits obtained through intermediaries, FHLB advances, securities sold under agreements to repurchase and other wholesale funding sources to obtain the funds necessary to manage our balance sheet.
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
Government regulations may prevent or impair Bancorp’s ability to engage in mergers or operate in other ways. Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. The Bank is subject to supervision and periodic examination by the FDIC and the Commissioner. Bancorp is subject to regulation by the Federal Reserve and the Commissioner. The Bank is currently restricted from paying dividends to Bancorp, unless it receives advance approval from the FDIC and the Commissioner. Bancorp’s Board of Directors has resolved not to declare any dividend, common or preferred, make any payments on trust preferred stock or redeem any of its stock without advance approval of the Federal Reserve Bank. Banking regulations, designed primarily for the protection of depositors, and the withholding of necessary approvals by the bank regulatory agencies may limit the growth and the return to Bancorp’s stockholders by restricting certain activities, such as:

•	The payment of dividends to our stockholders;

•	The payment of dividends on trust preferred securities;

•	Possible mergers with or acquisitions of or by other institutions;

•	Our desired investments;

•	Loans and interest rates on loans;

•	Interest rates paid on our deposits;

•	The possible expansion of our branch offices; and

•	Our ability to provide securities or trust services.
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
Bancorp’s trading volume is low compared with larger national and regional banks. Bancorp’s common stock is traded on the NASDAQ Global Select Market. However, the trading volume of Bancorp’s common stock is relatively low when compared with larger companies listed on the NASDAQ, the NYSE or other consolidated reporting systems or stock exchanges. Thus, the market in Bancorp’s common stock may be limited in scope relative to larger companies. In addition, Bancorp cannot say with any certainty that a more active and liquid trading market for its common stock will develop.

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
Our preferred stock reduces net income available to holders of our common stock and earnings per common share and the Warrant may be dilutive to holders of our common stock. The dividends payable on our preferred stock will reduce any net income available to holders of common stock and our earnings per common share. The preferred stock will also receive preferential treatment in the event of sale, merger, liquidation, dissolution or winding up of our company. Additionally, the ownership interest of holders of our common stock will be diluted to the extent the Warrant is exercised.
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
Bancorp and the Bank’s executive offices are located at 1501 Highwoods Boulevard in Greensboro, NC. The Bank’s principal support and operational functions are located at 38 West First Avenue, Lexington, NC and 202 South Main Street in Reidsville, NC. On December 31, 2010, the Bank operated 31 branch offices, two commercial loan production offices and two mortgage loan production offices in its three markets: the Piedmont Triad Region and Coastal Region of NC and the Shenandoah Valley Region of VA. In addition, the Bank operated two mortgage loan production offices outside its markets. The locations of the Bank’s executive and banking offices, their form of occupancy, deposits as of December 31, 2010, and year opened, are provided in the accompanying table:

Location	Owned or Leased	Deposits	Year
		(in thousands)
1501 Highwoods Boulevard, Greensboro, NC (1)	Leased	$—	2004
38 West First Avenue, Lexington, NC (2)	Owned	223,037	1949
202 South Main Street, Reidsville, NC (3)	Owned	79,476	1910
10401 South Main Street, Archdale, NC	Owned	13,545	2003
301 East Fremont Street, Burgaw, NC	Leased	34,229	1999
2386 Lewisville-Clemmons Road, Clemmons, NC	Owned	24,430	2001
1101 North Main Street, Danbury, NC	Owned	24,808	1997
801 South Van Buren Road, Eden, NC	Owned	51,317	1996
2132 New Garden Road, Greensboro, NC	Owned	76,076	1997
4638 Hicone Road, Greensboro, NC	Owned	31,699	2000
3202 Randleman Road, Greensboro, NC	Owned	42,539	2000
1702 Battleground Avenue, Greensboro, NC	Owned	16,510	2008
201 North Elm Street, Greensboro, NC	Leased	6,415	2009
200 Westchester Drive, High Point, NC	Owned	38,069	2001
120 East Main Street, Jamestown, NC	Owned	26,652	2004
230 East Mountain Street, Kernersville, NC	Leased	19,502	1997
647 South Main Street, King, NC	Owned	53,888	1997
1926 Cotton Grove Road, Lexington, NC	Owned	33,120	1968
500 South Main Street, Lexington, NC (4)	Leased	—	2004
605 North Highway Street, Madison, NC	Owned	29,941	1997
11492 Old U.S. Highway 52, Midway, NC	Owned	32,109	1973
1646 Freeway Drive, Reidsville, NC	Owned	50,085	1972
941 Randolph Street, Thomasville, NC	Owned	46,972	1987
4481 Highway 150 South, Tyro, NC	Owned	25,797	2002
3000 Old Hollow Road, Walkertown, NC	Owned	24,838	1997
10335 North NC Highway 109, Wallburg, NC	Owned	30,852	1992
6123 Old U.S. Highway 52, Welcome, NC	Owned	53,606	1958
161 South Stratford Road, Winston-Salem, NC	Leased	70,680	1997
3500 Old Salisbury Road, Winston-Salem, NC	Owned	41,578	1978
704 South College Road, Wilmington, NC	Leased	36,247	1997
1001 Military Cutoff Road, Wilmington, NC	Leased	32,469	2006
440 South Main Street, Harrisonburg, VA (5)	Owned	56,619	1988

(1)	Executive offices of Bancorp and the Bank since July 2007 and November 2007, respectively.

(2)	Former headquarters of LSB and LSB Bank. Serves as a full service branch as well as an operations center for the Bank.

(3)	Former headquarters of FNB Southeast. Serves as a full service branch as well as an operations center for the Bank.

(4)	This location is an express drive through facility that only processes transactions and does not open customer accounts.

(5)	On December 21, 2010, the Bank announced it had entered into an agreement to sell its Harrisonburg, VA operation.

Peoples Finance operates from a leased 3,200 square foot, one-story building located at 126 Forest Hill Road, Lexington, NC.
The Bank operates commercial loan production offices in leased premises in Burlington and Greensboro, NC. The Bank also operates mortgage loan production offices in leased premises in Charlotte, Lake Norman, Raleigh and Winston-Salem, NC.
In addition, as of December 31, 2010, the Bank also operated 14 offsite ATM machines in various locations throughout its markets.

Item 3.	Legal Proceedings
In the ordinary course of operations, Bancorp and its subsidiaries are often involved in legal proceedings. In the opinion of management, neither Bancorp nor its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the fourth quarter of Bancorp’s fiscal year ended December 31, 2010.

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

Quarter ended	High	Low	Close
December 31, 2010	$5.00	$3.40	$4.70
September 30, 2010	4.00	2.94	3.57
June 30, 2010	5.28	3.46	3.51
March 31, 2010	4.34	2.08	3.56

December 31, 2009	$2.78	$1.89	$2.22
September 30, 2009	3.11	1.82	2.74
June 30, 2009	2.70	1.39	2.07
March 31, 2009	3.04	0.94	2.11
As of March 15, 2011, there were approximately 6,900 beneficial owners, including 3,253 holders of record, of Bancorp’s common stock.
Holders of Bancorp’s common stock are entitled to receive ratably such dividends as may be declared by Bancorp’s Board of Directors out of legally available funds. No cash dividends have been declared for Bancorp’s common stock since 2008. The ability of Bancorp’s Board of Directors to declare and pay dividends on its common stock is subject to the terms of applicable North Carolina law and banking regulations. Further, except with the U.S. Treasury’s approval, until such time as Bancorp has redeemed all of the Series A Preferred Stock or the U.S. Treasury has transferred all of the Series A Preferred Stock to a third party, prior to December 12, 2011, the payment of dividends on its common stock is limited to a maximum quarterly dividend of $0.05 per share. Also, Bancorp may not pay dividends on its capital stock if it is in default or has elected to defer payments of interest under its junior subordinated debentures. The declaration and payment of future dividends to holders of Bancorp’s common stock will also depend upon Bancorp’s earnings and financial condition, the capital requirements of Bancorp’s subsidiaries, regulatory conditions and other factors as Bancorp’s Board of Directors may deem relevant. For a further discussion as to restrictions on Bancorp and the Bank’s ability to pay dividends, please refer to “Item 1 — Supervision and Regulation”.
The following table sets forth certain information regarding outstanding options and shares available for future issuance under equity compensation plans as of December 31, 2010. Individual equity compensation arrangements are aggregated and included within this table. This table excludes any plan, contract or arrangement that provides for the issuance of options, warrants or other rights that are given to Bancorp’s shareholders on a pro rata basis and any employee benefit plan that is intended to meet the qualification requirements of Section 401(a) of the Code.

Number of Shares
Remaining Available
for Future Issuance
under Equity
	Number of Shares to be	Weighted-Average	Compensation Plans
	Issued Upon Exercise of	Exercise Price of	(excluding shares
	Outstanding Options,	Outstanding Options,	reflected in
	Warrants and Rights	Warrants and Rights	column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Shareholders (1)	821,767	$14.23	1,439,942
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	821,767	$14.23	1,439,942

(1)	Includes 557,353 shares to be issued upon the exercise of outstanding options, warrants and rights assumed in connection with the Merger and having a weighted average exercise price of $13.44.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Bancorp did not repurchase any of its equity securities during 2010.
Recent Sales of Unregistered Securities
Bancorp did not sell any of its equity securities in the last fiscal year which were not registered under the Securities Act of 1933, as amended.

FIVE-YEAR STOCK PERFORMANCE TABLE
     The following table illustrates the cumulative total shareholder return on Bancorp’s common stock over the five-year period ended December 31, 2010 and the cumulative total return over the same period of the S&P 500 Index (U.S.) and The Carson Medlin Company’s Independent Bank Index of 23 independent community banks located in eight southeastern states. The table assumes $100 originally invested on December 31, 2005 and that all subsequent dividends were reinvested in additional shares.
NEWBRIDGE BANCORP
Comparison of Cumulative Total Shareholder Return
Years Ended December 31

	2005	2006	2007	2008	2009	2010

NewBridge Bancorp	100	99	67	16	15	31

The Carson Medlin Company’s Independent Bank Index[1]	100	112	90	77	88	87

S&P 500 Index	100	116	122	77	97	112

1
The Carson Medlin Company’s Independent Bank Index is the compilation of the total return to shareholders over the past five years of a group of 23 independent community banks located in the southeastern states of Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, Virginia and West Virginia. The total five year return was calculated for each of the banks in the peer group taking into consideration changes in stock price, cash dividends, stock dividends and stock splits since December 31, 2005. The individual results were then weighted by the market capitalization of each bank relative to the entire peer group. The total return approach and the weighting based upon market capitalization are consistent with the preparation of the S&P 500 total return index.

Item 6.	Selected Financial Data
The following table should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and “Item 8 — Financial Statements and Supplementary Data,” which begin on page 30 and page 57 below, respectively.

	Years Ended December 31
(In thousands, except per share data and performance
measures)	2010	2009	2008	2007	2006
SUMMARY OF OPERATIONS
Interest income	$89,913	$98,500	$117,286	$97,621	$67,323
Interest expense	20,454	39,156	53,852	42,368	24,195

Net interest income	69,459	59,344	63,434	55,253	43,128
Provision for credit losses	21,252	35,749	25,262	18,952	5,510

Net interest income after provision for credit losses	48,207	23,595	38,172	36,301	37,618
Noninterest income	19,507	19,177	20,630	14,998	14,290
Goodwill impairment	—	—	50,437	—	—
Noninterest expense	64,581	69,546	72,191	62,356	43,324

Income (loss) before income taxes	3,133	(26,774)	(63,826)	(11,057)	8,584
Income taxes	(247)	(11,641)	(6,924)	(5,394)	2,584

Net income (loss)	3,380	(15,133)	(56,902)	(5,663)	6,000
Dividends and accretion on preferred stock	(2,919)	(2,917)	(170)	—	—

Net income (loss) available to common shareholders	$461	$(18,050)	$(57,072)	$(5,663)	$6,000

Cash dividends declared	$—	$—	$6,106	$8,255	$5,755

SELECTED YEAR END ASSETS AND LIABILITIES
Investment Securities	$325,129	$325,339	$288,572	$369,423	$147,129
Loans held for investment, net of unearned income	1,260,585	1,456,526	1,603,588	1,490,084	759,978
Assets	1,807,161	1,946,526	2,078,627	2,057,358	987,746
Deposits	1,452,995	1,499,310	1,663,463	1,627,720	817,683
Shareholders’ equity	163,188	164,604	179,236	193,153	89,309

PERFORMANCE MEASURES
Net income (loss) to average total assets	0.02%	(0.88)%	(2.72)%	(0.40)%	0.61%
Net income (loss) to average shareholders’ equity	0.28	(11.75)	(29.38)	(3.76)	6.47
Dividend payout	—	—	N/M	N/M	95.92
Average shareholders’ equity to average total assets	8.68	8.30	9.25	9.18	9.44
Average tangible shareholders’ equity to average tangible total assets	8.45	8.05	6.73	7.51	9.40

PER SHARE DATA
Earnings (loss) per share:
Basic	$0.03	$(1.15)	$(3.64)	$(0.49)	$0.71
Diluted	0.03	(1.15)	(3.64)	(0.49)	0.71
Cash dividends declared	—	—	0.39	0.68	0.68
Book value at end of year	7.08	7.17	8.10	12.30	10.60
Tangible book value at end of year	6.79	6.83	7.72	9.10	10.54

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of the Company’s financial condition and results of operations and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in forward-looking statements as a result of various factors. The following discussion is intended to assist in understanding the financial condition and results of operations of the Company.
Executive Overview
The Company is in its fourth year of operations following the merger of equals of FNB and LSB in July 2007 and the subsequent merger of the two $1 billion legacy banks, FNB Southeast and LSB Bank, in late 2007. Due primarily to the severe economic recession that followed, the Company lost $6.6 million (not including goodwill impairment) in 2008 and $15.1 million in 2009. The Company did not defer credit costs, but instead aggressively charged-off and wrote down credits in an effort to rapidly restore profitability. In 2010, earnings dramatically improved by $18.5 million. Today, we believe the Company is well positioned to take advantage of a disrupted market.
In July 2008, Pressley A. Ridgill was named CEO of the Company, having become President of the Company, and CEO and President of the Bank in 2007. One year earlier, Mr. Ridgill had been appointed CEO of FNB and FNB Southeast. Through the combination, the Bank became the largest community bank in the North Central region of North Carolina, known as the Piedmont Triad. While a number of challenges emerged during the recession, the newly appointed CEO began bringing together his executive management team. The management team members were selected for their talents, experience and commitment to the Company’s Guiding Principles, which are founded on the concept that “Financial Success Begins with Integrity”. By early 2009, the executive management team was in place, and the credit deterioration in the loan portfolio had peaked. Having implemented a re-defined community bank strategy, the Company focused on returning to profitability. Under Mr. Ridgill’s guidance, management’s implementation of the redefined community bank strategy has yielded dramatically improved operating results and positive trends, including:
•	Five consecutive quarters of profit, including $3.4 million of full-year profit in 2010

•	Pre-tax income increased $29.9 million from 2009 to 2010

•	Net interest margin of 4.00% in 2010, an 82 basis point improvement over the prior year

•	Core deposit growth of 16% in 2010

•	Provision for credit losses declined $14.5 million from 2009 to 2010

•	Nonperforming loans declined 47% from the June 2009 peak, excluding changes in troubled debt restructured loans

•	Total noninterest expense declined by $5.0 million in 2010 and $53.1 million in 2009; recurring operating expense declined by $4.6 million in 2010 and $8.9 million in 2009 compared to the prior years

•	Total and tier one leverage capital improved to 13.14% and 9.69%, respectively, at December 31, 2010 from their lows of 12.20% and 8.83%, respectively
As we evaluate our 2010 results, we are satisfied with robust improvements in lowering operating and credit-related costs, increasing net interest income and building a stable capital position well above the regulatory levels required to be “well capitalized”. From 2007 through 2010 the Company charged-off more than $115 million of loans and other real estate owned, or 7.1% of the highest/peak level of loan balances of June 2008. As we have previously discussed, our desire was to put this adverse credit cycle behind us as quickly as possible, through early recognition of credit losses. We believe we have been largely successful in doing so. Looking forward to 2011, we believe credit costs will remain high for many months to come, but core earnings should continue to exceed credit costs and preferred dividends, resulting in a rising level of capital generation. In the recovery period of this recession, we believe the Company has emerged more disciplined and efficient with a greater opportunity for long-term success than what would have otherwise been realized.

Our Community Bank Strategy and Operating Plan
As a community bank, we believe our opportunity to achieve exceptional returns for our shareholders is through consistent delivery of superior customer service to small- and mid-size business and consumer customers in a manner that the large national and super regional banks are unable or unwilling to emulate. The Piedmont Triad has approximately $40 billion of deposits and just 3% of those balances are held at our Bank. The market is dominated by large national and regional banks, with 80% of the market’s deposits residing in banks with more than $10 billion of assets. Consequently, even relatively small growth in our market share could potentially result in extraordinary gains for the Company. We believe the economic downturn affected many of the competing North Carolina banks later in the credit cycle, which is resulting in less effective competition for quality customers, enhancing our opportunity to grow our market share.
To ensure the achievement of our strategic plan, management rewrote our operating plans following the bank merger to include basic measurable items that communicate throughout the organization the steps needed to improve the financial results of the organization. The operating plan objectives include:
•	Manage the net interest margin (NIM), including growing and expanding profitable customer relationships

•	Improve asset quality

•	Increase non-interest income

•	Implement a disciplined cost management culture

•	Position the Company to fulfill its Vision and Mission.
Manage Net Interest Margin
Net interest income is the difference between interest income and interest expense and is the Bank’s primary source of revenue. In order to manage our net interest income effectively, management must manage our net interest margin, which is the net yield on earning assets less the cost of interest bearing liabilities.
In the strategic and operating plans, management defined several steps to improve our control of the net interest margin, including:
•	Identifying and growing profitable relationships, by focusing our efforts and incentives on growing these relationships. Our performance-based sales culture identifies specific methodologies and tools to use in cross-selling to existing clients and introducing the Bank to new prospects. The Bank looks to take advantage of the current turbulent financial environment to grow market share throughout our markets.

•	Enhancing our interest rate risk management tools. Early in 2009, management engaged a prominent consulting firm to improve management’s interest rate risk management tools and practices. This firm works with more than 300 banks across the country and has been a leader in the asset liability management field since the 1980s.

•	Reducing the Company’s dependence on high cost time deposits in favor of lower cost core accounts, including DDA, NOW checking, money market and savings accounts.

•	Pricing loans consistently while considering relationship pricing for deposit and other relationships. Management is also seeking to develop more consistency on loan pricing relative to the various durations of fixed rate loans.

•	Implementing a more disciplined and accountable budget process to include monitoring loan, investment and deposit yields, rates and balances so that variances are questioned and controllable items are controlled.
Management implemented many of these operating changes over the last three years, which had a pronounced impact on the Company’s operating results in 2009 and 2010.
Net interest income increased $10.1 million in 2010 to $69.5 million compared to $59.3 million in 2009. The increased net interest income was due primarily to a 82 basis point rise in the Company’s net interest margin to

4.00% for the twelve months ended December 31, 2010 compared to the same period a year ago. The margin improved due to growth in core deposits and lower dependence on high cost time deposits. The weighted average deposit costs fell 106 basis points to 1.10% for the year ending December 31, 2010 compared to 2.16% for the year ending December 31, 2009. In 2008, the Company faced irrational time deposit pricing pressure from financial institutions in-market. The impact caused intense margin compression during late 2008 and the first two quarters of 2009. As management shifted liability strategies, high cost time deposits left the Bank for higher rates elsewhere and were replaced with lower cost core deposit accounts. NOW checking accounts became the featured product in marketing ads and internal sales incentives, which resulted in a sizable shift in the deposit mix. At December 31, 2010, DDA, money market, NOW and savings accounts totaled 66%, or $957.4 million, of the Company’s $1.45 billion of deposits. The percentage of core deposits has increased significantly, from 55%, or $824.9 million, at December 31, 2009 and 46%, or $763.3 million at December 31, 2008.
Improve Asset Quality
Our primary objective is to put the adverse affects of the recession behind us as quickly as possible through early recognition of credit losses. We believe we have been largely successful in identifying and taking appropriate aggressive action with our problem credits. Since 2007, the Company has charged off more than $115 million of problem loans and other real estate owned. Asset quality has steadily improved since nonperforming loans peaked in June of 2009 at $64.0 million. At December 31, 2010, nonperforming loans totaled $50.6 million, or 4.01% of total loans, and nonperforming assets totaled $77.3 million, or 4.28% of total assets. The Company’s highest risk and most closely monitored nonperforming assets are nonaccruing loans excluding troubled debt restructured loans. These loans totaled $32.0 million at December 31, 2010, down $19.6 million, or 38% since December 31, 2009 and down $27.3 million, or 47%, since June 30, 2009. OREO balances continue to cycle through the balance sheet, helping control the level of nonperforming assets over time. At December 31, 2010, OREO balances totaled $26.7 million, down from $27.3 million at December 31, 2009. During 2010, $20.7 million of loans were transferred into OREO, $3.8 million of OREO was written down, and $17.5 million was sold.
At December 31, 2010, the allowance for credit losses totaled $28.8 million, or 2.28% of loans held for investment and 56.8% of nonperforming loans. Provision for credit losses declined $14.5 million for the year to $21.3 million compared to $35.7 million for the year ending December 31, 2009. The Company’s coverage percentage may not be comparable with other banking institutions due to its practice of charging off specific estimated losses on loans at the time they become measurable. Consequently, the Company’s allowance for credit losses consists primarily of general reserves, with 95% being general and 5% specific. Substantially all estimated losses from the Company’s $50.6 million of non-performing loans have been recognized through charge-offs.
Increase Non-interest Income
Non interest income increased $330,000 in 2010 to $19.5 million compared to $19.2 million for 2009. Gain on sale of investments boosted 2010 non-interest income by $3.2 million compared to the prior year. Excluding the gain on sale of investments, non-interest income declined due primarily to lower deposit fee income resulting from changes in banking regulation combined with industry wide trends in consumer behavior that we believe are favorable to consumers as the banking industry implements improved consumer protection processes and policies on consumer overdraft activates. The Company also took steps to expand mortgage banking fees in 2010 through the acquisition of Bradford Mortgage, a quality community mortgage origination company operating principally in the Piedmont Triad area. Mortgage revenue totaled $2.4 million in 2010 compared to $674,000 in 2009. Investment services income also contributed strong growth, increasing $403,000 to $1.6 million for the year. With our sights set on continued growth in fee income businesses outside of retail banking, we believe non-interest income sources will remain a favorable contributor to our future earnings.

Implement a Disciplined Cost Management Culture
Core to the execution of management’s operating plan is the implementation of a disciplined cost management culture where “that which is within our control is controlled.” While certain items such as FDIC insurance costs have proven to be outside our control, the vast majority of non-interest related expenses are controllable.
A key element to changing the culture was the implementation of a line-item accountable budget process. The budget was built around a philosophy we termed as the “CAST” philosophy, which is an acronym for:
•	Conservative in forecasts and expectations

•	Accountable on an account by account basis

•	Specific to each individual in the organization so goals and budgets are understood

•	Timely so that continued monitoring and adjustments can be made
Since the merger, the Bank has implemented several major cost reduction initiatives focused on eliminating excess costs and non-core or unprofitable activities. These initiatives include an ongoing franchise validation plan, which carefully reviews each of our branch locations and targets the elimination of waste, inefficiency and duplication throughout our franchise. Management developed a methodology that evaluates each location’s pre-tax contribution, age and state of the facility, ease of closure, market demographics and overall fit within our strategic vision. Execution of the franchise validation plan and other expense reduction initiatives has resulted in a net reduction of 12 bank locations and 199 full time equivalent employees since merger. In 2009 and 2010, the validation planning led to the closing of seven low performing locations, the addition of two locations and the planned sale of the last remaining Virginia location. Following the sale, the Company will have 30 full service bank locations and 481 full time equivalent employees. The reduction in the number of branch locations and other expense reductions resulted in an improvement in our core efficiency from a high of 90% to an average of 67% in 2010.
For the second consecutive year, the Company has experienced meaningful gains by lowering operating costs. In 2009, recurring operating expenses declined $8.9 million excluding $3.5 million in one-time items such as losses on disposal of branch locations. In 2010, recurring operating expenses fell an additional $4.6 million. The improved efficiency is due in large part to management’s ability to focus attention on eliminating excess costs and inefficient products, services and delivery channels from legacy operations. As we look into 2011, we anticipate that the improved cost management culture will continue to improve the organization’s financial performance. While noninterest expense has declined significantly in recent years, the goal remains to continue to improve efficiencies to a level that surpasses our peers. That objective has not yet been achieved, but remains a focus through continued discipline in a time that has the potential to generate meaningful growth in our Company.
Position the Company to fulfill its Vision and Mission
The Company is located primarily in the Piedmont Triad area which is the third largest metropolitan area in North Carolina. The Company is headquartered in proximity to the largest two markets in North Carolina; Charlotte and Raleigh/Durham, both within a 90 minute drive. Due to the weakened financial conditions among many North Carolina financial institutions, consolidation of institutions is beginning to occur. While the Company may consider an in-market acquisition of a troubled institution, it is more certain the Company will look to acquire valuable customer relationships, which is likely to occur through the addition of key bankers. The opportunity for growth is significant. The Company is carefully considering the growth and design of our franchise. Late in 2010, the Company decided to sell the last remaining Virginia banking location, further clarifying the strategic plan as a North Carolina bank. Consequently, growth will focus on expansion in the existing and adjacent market locations.
Finally capital planning has remained paramount in this environment. Despite several challenging years following the merger, the Company’s capital levels remain well above the “well capitalized levels” as defined by regulatory guidelines. At December 31, 2010 the Company’s total risk based capital was 13.13% compared to the minimum “well capitalized” level of 10.00%. The Company continues to have no near-term plans to raise capital for the purpose of repaying TARP funds; however, the Small Business Lending Fund capital program may be a viable alternative to replacing TARP funds. The Company is very attentive to the ramifications of near and long term dilution caused by a capital raise. Therefore, while many opportunities seem to be emerging and will be evaluated, the decision to acquire another in market institution will be evaluated with a high regard to risk and dilution. Organic growth and talent acquisition may prove to be the more prudent growth strategy over time. The Company anticipates modest loan growth in 2011.
Financial Condition at December 31, 2010 and 2009
Bancorp’s consolidated assets of $1.81 billion at year end 2010 reflect a decrease of 7.2% from year end 2009, following a decrease of 6.4% during the previous year. The decreases in both years are primarily a result of a decline in Bancorp’s loan portfolio. Total average assets decreased 7.1% from $2.05 billion in 2009, to $1.91 billion in 2010, while average earning assets decreased 8.2%, from $1.93 billion in 2009, to $1.77 billion in 2010. The decreases in total average assets and average earning assets were also primarily the result of a decrease in loans outstanding.
Gross loans (including loans held for sale) decreased $125.5 million during 2010, or 8.6%, compared to a decrease of 8.8% in 2009. The decrease in loans is due primarily to principal repayment on existing loans, loan chargeoffs, and foreclosures, coupled with soft loan demand from qualified borrowers. Loans secured by real estate totaled $1.07 billion in 2010 and represented 84.8% of total loans (excluding loans held for sale), compared with 83.4% at year end 2009. Within this category, residential real estate loans decreased 9.0% to $544.4 million and construction loans decreased 21.5% to $139.1 million. Commercial loans totaled $516.0 million at year end 2010, a decrease of 13.0% from the end of 2009. Consumer loans decreased 30.0% during 2010, ending the year at $53.0 million. Management believes the Bank is not dependent on any single customer or group of customers concentrated in a particular industry, the loss of whose deposits or whose insolvency would have a material adverse effect on operations.
Investment securities (at amortized cost) totaled $321.3 million at year end 2010, a 1.1% increase from $317.9 million at year end 2009. U.S. Government agency securities totaled $109.3 million, or 34.0% of the portfolio at year end 2010, compared to $49.0 million, or 15.4% of the portfolio one year earlier. Management believes that the additional risk of owning agency securities over U.S. Treasury securities is negligible and has capitalized on the favorable spreads available on the former. Mortgage backed securities totaled $56.0 million, or 17.4% of the portfolio, at December 31, 2010, compared to $77.4 million, or 24.4% of the portfolio at the previous year end. State and municipal obligations amounted to $17.4 million at year end 2010, and comprised 5.4% of the portfolio, compared to $105.2 million, or 33.1% of the portfolio a year earlier. Investment securities with a book value of $82.1 million were sold during 2010 to reposition the investment portfolio and reduce the Company’s exposure to municipalities. A portion of the securities that were identified for sale had been classified as held to maturity and, accordingly, all held to maturity securities were designated as available for sale. During 2009, the Company began investing in corporate bonds and collateralized mortgage obligations (CMOs). Corporate bonds totaled $82.8 million, or 25.8% of the portfolio at December 31, 2010, of which $46.1 million were covered bonds, compared to total corporate bonds of $34.0 million, or 10.7% of the portfolio at December 31, 2009, of which $29.1 million were covered bonds. CMOs totaled $39.7 million, or 12.3% of the portfolio at year end 2010, compared to $35.1 million, or 11.0% of the portfolio at the end of the previous year. The Company’s investment strategy is to achieve acceptable total returns through investments in securities with varying maturity dates, cash flows and yield characteristics. U.S. Government agency securities are generally purchased for liquidity and collateral purposes, mortgage backed securities are purchased for yield and cash flow purposes, corporate bonds are purchased for yield and longer maturity municipal bonds are purchased for yield and income tax advantage. The table, “Investment Securities,” on page 52, presents the composition of the securities portfolio for the last three years, as well as information about cost, fair value and weighted average yield.
The competition for deposits within the Bank’s market areas increased significantly during the liquidity crisis of 2008 as larger national and regional banks increased their rates in an effort to attract deposits and maintain adequate liquidity. The Bank, which historically has relied on appropriate pricing and high quality customer service to retain and increase its retail deposit base, was forced to compete with higher rates offered by the larger national and regional banks in order to satisfy its deposit requirements. During 2009 and throughout 2010, the

Company shifted its liability strategy, reducing its dependence on high cost time deposits in favor of lower cost core accounts, including DDA, NOW checking, money market and savings accounts.
Total deposits decreased $46.3 million to $1.45 billion at December 31, 2010, a 3.1% decrease from a total of $1.50 billion one year earlier. This change was primarily the result of a $178.8 million reduction in time deposits, as the interest rates offered by the Bank declined substantially during the year. This decrease was partially offset by a $169.0 million increase in NOW account deposits, as the Bank’s new “FastForward Checking” product, introduced in the third quarter of 2009, grew to $212.0 million at December 31, 2010.
In order to attract additional deposits when necessary, the Bank uses several different sources such as membership in an electronic deposit gathering network that allows it to post interest rates and attract deposits from across the U.S. (bulletin board deposits), brokered certificates of deposit secured through broker/dealer partnerships and deposits obtained through the Promontory InterFinancial Network, also known as CDARS. The Bank’s reliance on these out-of-market deposits has continued to decrease during 2010. CDARS decreased $30.9 million, from $58.0 million at year end 2009 to $27.1 million at year end 2010, while brokered deposits increased $15.1 million, from $15.0 million at year end 2009 to $30.1 million at year end 2010.
The Bank also has a credit facility available with the FHLB of Atlanta. The Bank utilized a portion of the approximately $361.0 million credit line with the FHLB of Atlanta to fund earning assets. FHLB borrowings totaled $112.7 million at year end 2010. In addition to the credit line at the FHLB, the Bank has borrowing capacity at the Federal Reserve Bank totaling $30.0 million, of which there were no borrowings outstanding at December 31, 2010. Management believes these credit lines are a cost effective and prudent alternative to deposit balances, since particular amounts, terms and structures may be selected to meet changing needs.
Financial Condition at December 31, 2009 and 2008
Bancorp’s consolidated assets of $1.95 billion at year end 2009 reflect a decrease of 6.4% over year end 2008. The decrease from year end 2008 to year end 2009 is primarily a result of the decline in Bancorp’s loan portfolio. Total average assets decreased 1.8% from $2.09 billion in 2008, to $2.05 billion in 2009, while average earning assets increased 0.9%, from $1.91 billion in 2008, to $1.93 billion in 2009. The decrease in total average assets was also primarily the result of a decrease in loans outstanding, while the slight increase in average earning assets was driven by an increase in interest bearing bank balances.
Gross loans decreased $141.4 million during 2009, or 8.8%, compared to increases of 7.7% in 2008 and 96.1% in 2007. The decrease in loans was due primarily to principal repayment on existing loans, loan chargeoffs, and foreclosures, coupled with soft loan demand from qualified borrowers. Loans secured by real estate totaled $1.22 billion in 2009 and represented 83.4% of total loans, compared with 82.3% at year end 2008. Within this category, residential real estate loans decreased 4.4% to $605.0 million and construction loans decreased 19.0% to $177.3 million. Commercial loans totaled $593.4 million at year end 2009, a decrease of 3.9% from the end of 2008. Consumer loans decreased 38.3% during 2009, ending the year at $75.5 million.
Investment securities (at amortized cost) totaled $317.9 million at year end 2009, a 12.0% increase from $283.7 million at year end 2008. U.S. Government agency securities totaled $49.0 million, or 15.4% of the portfolio at year end 2009, compared to $56.6 million, or 20.0% of the portfolio one year earlier. Mortgage backed securities totaled $77.4 million, or 24.4% of the portfolio, at December 31, 2009, compared to $97.8 million, or 34.5% of the portfolio at the previous year end. State and municipal obligations amounted to $105.2 million at year end 2009, and comprised 33.1% of the portfolio, compared to $115.6 million, or 40.8% of the portfolio a year earlier. During 2009, the Company also began investing in corporate bonds and CMOs. Corporate bonds totaled $34.0 million, or 10.7% of the portfolio, of which $29.1 million were covered bonds, while CMOs totaled $35.1 million, or 11.0% of the portfolio.
Total deposits decreased $164.2 million to $1.50 billion at December 31, 2009, a 9.9% decrease from a total of $1.66 billion one year earlier. This change was primarily the result of a $225.8 million reduction in time deposits, as the interest rates offered by the Bank declined substantially during the year. This decrease was partially offset by increases in NOW and money market deposits, as the Bank’s new “FastForward Checking” product, introduced in the third quarter of 2009, grew to $79.7 million at December 31, 2009.
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
     Average Balances and Net Interest Income Analysis. The accompanying table sets forth, for the years 2008 through 2010, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or rates, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Average loans include nonaccruing loans, the effect of which is to lower the average yield.

Average Balances and Net Interest Income Analysis
Fully taxable equivalent basis(1) (Dollars in thousands)

		2010			2009			2008
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans receivable(2)	$1,406,624	$74,795	5.32%	$1,538,777	$84,089	5.46%	$1,575,064	$101,550	6.49%
Taxable securities	253,585	11,659	4.60	197,132	9,425	4.78	191,766	10,229	5.33
Tax exempt securities	65,807	4,821	7.33	109,622	6,754	6.16	113,480	6,539	5.76
FHLB stock	11,241	39	0.35	11,177	4	0.04	10,281	368	3.58
Interest-bearing bank balances	34,496	96	0.28	54,667	186	0.34	10,189	267	2.62
Federal funds sold	—	—	—	18,751	46	0.25	11,187	114	1.02

Total earning assets	1,771,753	91,410	5.16	1,930,126	100,504	5.21	1,911,967	119,067	6.23

Non-earning assets:
Cash and due from banks	27,525			24,120			41,829
Premises and equipment	39,815			42,889			45,415
Other assets	105,160			97,936			124,075
Allowance for credit losses	(35,630)			(40,584)			(31,020)

Total assets	$1,908,623			$2,054,487			$2,092,266

Interest-bearing liabilities:
Savings deposits	$40,222	$40	0.10%	$40,703	$41	0.10%	$41,430	$65	0.16%
NOW deposits	368,702	3,201	0.87	195,626	778	0.40	170,221	802	0.47
Money market deposits	344,033	2,838	0.82	390,042	4,327	1.11	429,322	10,145	2.36
Time deposits	606,636	8,881	1.46	853,100	26,746	3.14	838,205	33,660	4.02
Other Borrowings	76,415	2,407	3.15	75,462	2,559	3.39	92,296	3,697	4.01
Borrowings from Federal
Home Loan Bank	123,015	3,087	2.51	149,559	4,706	3.15	148,206	5,483	3.70

Total interest-bearing liabilities	1,559,023	20,454	1.31	1,704,492	39,157	2.30	1,719,680	53,852	3.13

Other liabilities and shareholders’ equity:

Demand deposits	164,958			158,436			164,712
Other liabilities	18,921			20,988			14,223
Shareholders’ equity	165,721			170,571			193,651

Total liabilities and shareholders’ equity	$1,908,623			$2,054,487			$2,092,266

Net interest income and net interest margin(3)		$70,956	4.00%		$61,347	3.18%		$65,215	3.41%

Interest rate spread(4)			3.85%			2.91%			3.10%

(1)	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable-equivalent basis were $1,497 for 2010, $2,004 for 2009 and $1,781 for 2008.

(2)	Average loans receivable include non-accruing loans. Amortization of loan fees, net of deferred costs, of $935, $1,449 and $2,231, for 2010, 2009 and 2008, respectively, are included in interest income.

(3)	Net interest margin is computed by dividing taxable-equivalent net interest income by average earning assets.

(4)	Interest rate spread is computed by subtracting interest-bearing liability rate from earning asset yield.

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
Volume and Rate Variance Analysis
Fully taxable-equivalent basis(1) (in thousands)

		2010			2009
	Volume	Rate	Total	Volume	Rate	Total
	Variance(2)	Variance(2)	Variance	Variance(2)	Variance(2)	Variance

Interest income:
Loans receivable	$(7,157)	$(2,137)	$(9,294)	$(2,214)	$(15,247)	$(17,461)
Taxable investment securities	2,602	(368)	2,234	278	(1,082)	(804)
Tax exempt investment securities	(3,049)	1,116	(1,933)	(228)	443	215
FHLB stock	0	36	36	29	(393)	(364)
Interest-bearing bank balances	(62)	(29)	(91)	320	(401)	(81)
Federal funds sold	(46)	0	(46)	49	(117)	(68)

Total interest income	(7,712)	(1,382)	(9,094)	(1,766)	(16,797)	(18,563)

Interest expense:
Savings deposits	(1)	0	(1)	(1)	(23)	(24)
NOW deposits	1,041	1,382	2,423	107	(131)	(24)
Money market deposits	(463)	(1,026)	(1,489)	(857)	(4,961)	(5,818)
Time deposits	(6,264)	(11,601)	(17,865)	589	(7,503)	(6,914)
Other borrowings	31	(183)	(152)	(616)	(522)	(1,138)
Borrowings from FHLB	(755)	(864)	(1,619)	49	(826)	(777)

Total interest expense	(6,411)	(12,292)	(18,703)	(729)	(13,966)	(14,695)

Increase (decrease) in net interest income	$(1,301)	$10,910	$9,609	$(1,035)	$(2,833)	$(3,868)

(1)	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35% and is then reduced by the non-deductible portion of interest expense.

(2)	The volume/rate variance for each category has been allocated on a consistent basis between rate and volume variances, based on the percentage of rate, or volume, variance to the sum of the two absolute variances.
Results of Operations —Years Ended December 31, 2010 and 2009
Net Income. Net income available to common shareholders for 2010 was $461,000, representing net income per diluted share of $0.03, compared to net loss to common shareholders of ($18.1) million, or ($1.15) per diluted share the prior year. The improvement to net income in 2010 from net loss for 2009 is mostly attributed to a reduction in the provision for credit losses, improved net interest income and continued reductions in noninterest expense. Net interest income for 2010 after provision for credit losses increased by $24.6 million, or 104.3%, as compared to 2009. The taxable equivalent net interest margin increased 82 basis points for 2010, to 4.00%, from 3.18% for 2009. Noninterest income increased $0.3 million, or 1.7%, in 2010, while noninterest expense for 2010 decreased $5.0 million, or 7.1%. The provision for loan losses in 2010 was $21.3 million, down $14.4 million, or 40.6% from $35.7 million in 2009. Return on average assets for 2010 was 0.18% compared to (0.74)% for 2009. Return on average shareholders’ equity for 2010 was 2.03% compared to (8.87)% in 2009.
Net Interest Income. Net interest income represents the gross profit from the lending and investment activities of a banking organization and is the most significant factor affecting the earnings of the Company. Net interest income is influenced by changes in interest rates, volume and the mix of these various components. Net interest income for 2010, on a taxable-equivalent basis, increased $9.6 million, or 15.7%, compared to 2009. This was primarily due to an increase in net interest margin, which increased 82 basis points over the same period. Average earning assets in 2010 decreased $158.4 million, or 8.2%, to $1.77 billion, compared to $1.93 billion in

2009. Average interest-bearing liabilities for 2010 decreased $145.5 million, or 8.5%, to $1.56 billion, compared to $1.70 billion for 2009.
The taxable-equivalent net interest margin for 2010 increased to 4.00%, compared to 3.18% for 2009, an improvement of 82 basis points. During 2010, the Bank substantially reduced its dependence on high cost time deposits, and, as a result, net interest income and the net interest margin improved steadily throughout 2010. In 2010, the average yield on earning assets decreased by five basis points while the average rate on interest-bearing liabilities decreased by 99 basis points, which resulted in an increase in the interest rate spread in 2010 of 94 basis points compared to the prior year.
The table, “Average Balances and Net Interest Income Analysis,” on page 37 summarizes net interest income and average yields earned, and rates paid for the years indicated, on a taxable-equivalent basis. The table, “Volume and Rate Variance Analysis” on page 38 presents the changes in interest income and interest expense attributable to volume and rate changes between the years indicated.
Provision for Credit Losses and Allowance for Credit Losses. The Company recorded a $21.3 million provision for credit losses during the year ended December 31, 2010, compared to a $35.7 million provision during the previous year. The decrease in 2010 is primarily a result of a lower level of chargeoffs in 2010 than in 2009, following the Company’s decision in 2009 to more quickly take appropriate aggressive action with its problem credits. During the fourth quarter of 2010, the Company charged off $6.2 million of a $10.0 million loan which represents subordinated debt to a financial institution. The Company does not have any other loans to financial institutions. The Company’s allowance for credit losses decreased 19.8% from the prior year end and was $28.8 million at December 31, 2010. The allowance for credit losses expressed as a percentage of total loans (including loans held for sale) decreased from 2.45% at December 31, 2009 to 2.15% at December 31, 2010.
Noninterest Income. In 2010, noninterest income increased $330,000 to $19.5 million. Pre-tax gains on sale of investment securities totaled $3.6 million in 2010 compared to $389,000 in 2009. The Company sold substantially all of its municipal securities to reduce exposure to municipalities, many of which are experiencing challenging budgetary issues. These gains were partially offset by losses on sale of OREO of $1.8 million in 2010 and $591,000 in 2009 and other writedowns on land and fixed assets of $418,000 in 2010. For 2010, growth in mortgage revenue and investment services income exceeded declines in deposit service income. Mortgage revenue increased $1.8 million, or 262%, for the year due primarily to the Company’s acquisition of the assets of Bradford Mortgage Company a year ago. Investment services revenue increased $403,000 for the year to $1.6 million from $1.2 million in 2009. Deposit service charge revenue declined 13% for the year, or $1.1 million, due primarily to ongoing regulatory changes in the industry and changes in consumer behavior. Merchant processing income decreased by $1.6 million as a result of the Company’s sale of its merchant card servicing operation in 2009. For the detailed change in other operating income please see the table “Other Operating Income and Expenses” in Note 13 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Noninterest Expense. In 2010, noninterest expense declined $5.0 million, or 7%, compared to 2009. The Company recorded a $3.5 million increase in OREO-related costs in 2010 compared to 2009. The results in 2009 were affected by $3.8 million of one time expenses related to restructuring branch operations, terminating certain retired data processing systems and termination of non-executive employment agreements totaling $2.9 million pre-tax, as well as a special industry-wide FDIC assessment expense of $970,000. Excluding the one-time items and the increased costs on OREO, operating costs have declined $4.6 million for the year on lower data processing costs, legal and professional expenses, merchant processing costs and various other operating expense reductions. For the detailed change in other operating income please see the table “Other Operating Income and Expenses” in Note 13 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Provision for Income Taxes. Bancorp recorded a tax benefit of $0.2 million in 2010, compared to a tax benefit totaling $11.6 million in 2009. The tax benefits in both years are primarily attributable to the provisions for credit losses and asset writedowns recorded during those years. Bancorp’s effective tax rate was (7.9)% in 2010 and (43.5)% in 2009. In both 2010 and 2009, the difference between the effective tax rate and the statutory rate was principally due to tax exempt interest income.
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
The taxable-equivalent net interest margin for 2009 decreased to 3.18%, compared to 3.41% for 2008, a decline of 23 basis points. In mid-2009, the Bank began reducing its dependence on high cost time deposits, and, as a result, net interest income and the net interest margin improved steadily in the second half of 2009, although this improvement was insufficient to overcome the effect of higher deposit costs in the first half of the year. In 2009, the average yield on earning assets decreased by 102 basis points while the average rate on interest-bearing liabilities decreased by 83 basis points, which resulted in a decrease in the interest rate spread in 2009 of 19 basis points compared to the prior year.
The table, “Average Balances and Net Interest Income Analysis,” summarizes net interest income and average yields earned, and rates paid for the years indicated, on a taxable-equivalent basis. The table, “Volume and Rate Variance Analysis” presents the changes in interest income and interest expense attributable to volume and rate changes between the years indicated.
Provision for Credit Losses and Allowance for Credit Losses. The Company recorded a $35.7 million provision for credit losses during the year ended December 31, 2009, compared to a $25.3 million provision during the previous year. The increase in 2009 is primarily a result of continued weakness in asset and credit quality caused by the downturn in the real estate market, disruption and volatility in the financial markets, and the overall decline in the local and national economies. In addition, during 2009, the Company improved its process for identifying and taking appropriate aggressive action with its problem credits. The Company’s allowance for credit losses remained essentially unchanged from the prior year end and was $35.8 million at December 31, 2009. The allowance for credit losses expressed as a percentage of total loans (including loans held for sale) increased from 2.23% at December 31, 2008 to 2.45% at December 31, 2009.
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
Bancorp, the bank holding company, has sufficient cash and cash equivalents on hand at December 31, 2010 to provide for Bancorp’s obligations and service its debt for approximately two years.
The investment portfolio at December 31, 2010 included securities with a par value of approximately $126.3 million with call features, whereby the issuers of such securities have the option to repay the security before the contractual maturity date. Bancorp anticipates that a number of these debt instruments may be called by their issuers during 2011, due to the current volatility in the interest markets for long term debt issuances.
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

Liquidity is further enhanced by a line of credit with the FHLB, amounting to approximately $361.0 million, collateralized by FHLB stock, investment securities, qualifying 1 to 4 family residential mortgage loans, and qualifying commercial real estate loans. Based upon collateral pledged, as of December 31, 2010, the borrowing capacity under this line was $276.9 million, with $114.2 million available to be borrowed. The Bank provides various reports to the FHLB on a regular basis to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the line of credit. In addition to the credit line at the FHLB, the Bank has borrowing capacity at the Federal Reserve Bank totaling $30.0 million, of which none was outstanding at December 31, 2010.
As presented in the Consolidated Statement of Cash Flows, the Company generated $42.9 million in operating cash flow during 2010, compared to $14.7 million in 2009 and $22.1 million in 2008. The increase from 2009 to 2010 was primarily the result of the Company’s net income in 2010, compared to a net loss in 2009. The decrease from 2008 to 2009 was primarily a result of an increase in loans held for sale during 2009 compared to a decrease in loans held for sale during 2008, offset by a number of other changes.
Cash provided by investing activities was $80.5 million in 2010, compared to cash provided by investing activities of $102.3 million in 2009 and cash used for investing activities of $115.6 million in 2008. Cash flows for 2010 and 2009 included inflows of $73.6 million and $83.9 million, respectively, related to a decrease in the loan portfolio, compared to a cash outflow of $156.3 million in 2008 as the loan portfolio increased.
Cash used by financing activities was $139.2 million in 2010, compared to cash used by financing activities of $118.0 million in 2009 and cash provided by financing activities of $80.7 million in 2008. Cash flows for 2010 and 2009 included outflows of $178.8 million and $225.8 million, respectively related to decreases in time deposits, while 2008 included cash inflows of $85.9 million from an increase in time deposits. During 2010, the Company had a cash inflow of $132.5 million related to increase in core deposits, partially offset by cash outflows of $90.3 million used to reduce outstanding borrowings. In 2009, the Company had cash inflows of $61.6 million as a result of increased core deposits and an inflow of $48.7 million as a result of increased borrowings.
Contractual Obligations and Commitments
In the normal course of business there are various outstanding contractual obligations of Bancorp that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. The following table reflects the material contractual obligations of Bancorp outstanding as of December 31, 2010.

Contractual Obligations
(in thousands)

		Payments Due by Period
		One Year	Three Years	After
	Within One	to Three	to Five	Five
	Year	Years	Years	Years	Total

Junior subordinated notes and wholesale repurchase agreements	$15,000	$—	$—	$46,774	$61,774
Federal Home Loan Bank borrowings	60,000	32,700	20,000	—	112,700
Operating lease obligations	1,454	2,607	1,767	664	6,492
Purchase obligations	6,946	7,260	4,961	1,892	21,059
Other long-term liabilities	1,482	2,911	3,017	9,010	16,420

Total contractual cash obligations excluding deposits	84,882	45,478	29,745	58,340	218,445
Deposits	1,377,119	50,348	25,395	133	1,452,995

Total contractual cash obligations	$1,462,001	$95,826	$55,140	$58,473	$1,671,440

Capital Resources
Banks, bank holding companies, and financial holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve and the FDIC have minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. On August 26, 2005, FNB completed a private placement of trust preferred securities in the amount of $25.0 million, and contributed $24.0 million of the proceeds to its bank subsidiary as capital to support the bank’s growth. See Note 8 of the Notes to the Consolidated Financial Statements for a discussion of FNB’s issuance of the trust preferred securities. On December 12, 2008, the Company sold Series A Preferred Stock and a Warrant to the U.S. Treasury for $52.4 million as part of the CPP. As shown in Note 19 of the Notes to the Consolidated Financial Statements, the Company and the Bank both maintained capital levels exceeding the minimum levels required to be categorized as “well capitalized” for each of the three years presented.
The Company’s stock repurchase program expired on May 31, 2009. The Company did not repurchase any shares during 2009 or 2010.
Lending Activities
General. The Bank offers a broad array of lending services, including construction, real estate, commercial and consumer loans, to individuals and small to medium-sized businesses and retail clients that are located in or conduct a substantial portion of their business in the Bank’s market areas. The Bank’s total loans (excluding loans held for sale) at December 31, 2010 were $1.26 billion, or 69.8% of total assets. At December 31, 2010, the Bank had no large loan concentrations (exceeding 10% of its portfolio) in any particular industry, other than real estate. The Bank’s legal lending limit at December 31, 2010 was $31.6 million and the largest credit relationship was approximately $13.9 million.
Loan Composition. The following table summarizes, at the dates indicated, the composition of the Bank’s loan portfolio and the related percentage composition (excluding loans held for sale). A substantial portion of the increases from 2006 to 2007 are as a result of the Merger.

Summary of Loan Portfolio
(in thousands; excluding loans held for sale)

					December 31
	2010		2009		2008		2007			2006
		% Of		% Of		% Of			% Of			% Of
		Total		Total		Total			Total			Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount		Loans	Amount		Loans

Secured by owner-occupied nonfarm non- residential properties	$222,889		$232,769		$242,379		$—	(a)		$—	(a)
Secured by other nonfarm nonresidential properties	159,086		202,030		202,069		407,015			195,660
Other commercial and industrial	134,011		158,624		173,197		164,559			83,712

Total Commercial	515,986	40.9%	593,423	40.7%	617,645	38.5%	571,574		38.4%	279,372		36.8%

Construction loans — 1 to 4 family residential	16,736		28,929		27,131		—	(a)		—	(a)
Other construction and land development	122,382		148,356		212,622		248,222			59,959

Total Real estate — construction	139,118	11.0	177,285	12.2	239,753	13.7	248,222		16.6	59,959		7.9

Closed-end loans secured by 1 to 4 family residential properties	304,640		339,485		371,592		353,814			240,631
Lines of credit secured by 1 to 4 family residential properties	219,557		234,674		231,314		203,779			107,067
Loans secured by 5 or more family residential properties	20,207		24,333		28,888		17,546			10,073

Total Real estate — mortgage	544,404	43.2	598,492	41.1	631,794	39.4	575,139		38.6	357,771		47.1

Credit cards	7,749		7,416		6,703		6,555			6,648
Other revolving credit plans	9,042		10,974		14,354		17,781			4,544
Other consumer loans	36,224		57,079		80,342		67,490			49,761

Total Consumer	53,015	4.2	75,469	5.2	101,399	7.6	91,826		6.2	60,953		8.0

Loans to other depository institutions	3,800		10,000		10,000		—			—
All other loans	4,262		1,857		2,997		3,323			1,923

Total Other	8,062	0.7	11,857	0.8	12,997	0.8	3,323		0.2	1,923		0.2

Total	$1,260,585	100.0%	$1,456,526	100.0%	$1,603,588	100.0%	$1,490,084		100.0%	$759,978		100.0%

(a)	Data is not available for these line items prior to 2008
The Company has no foreign loan activity.
Real Estate Loans. Loans secured by real estate totaled $1.07 billion, or 84.8% of total loans (excluding loans held for sale) at December 31, 2010. At year end 2010, the Bank had real estate loan relationships of various sizes ranging up to $13.5 million and commitments up to $13.9 million, secured by office buildings, retail establishments, residential development and construction, warehouses, motels, restaurants and other types of property. Loan terms are typically limited to five years, with payments through the date of maturity generally based on a 15-20 year (15-30 year for owner-occupied single and multi-family properties) amortization schedule. Interest rates may be fixed or adjustable, based on market conditions, and the Bank generally charges an origination fee. Management has attempted to reduce credit risk in the real estate portfolio by emphasizing loans on owner-occupied office, multi-family and retail buildings where the loan to value ratio, established by independent appraisals, does not exceed 70% to 80%, and net projected cash flow available for debt service amounts to at least 120% to 135% of the debt service requirement. The Bank also generally requires personal guarantees and personal financial statements from the principal owners in such cases.
Real Estate — Mortgage. The Bank originates fixed and adjustable rate mortgages as well as FHA, VA and USDA Government supported loans for resale into the secondary market. The Bank provides bank-held mortgage products to accommodate qualified borrowers who do not meet all the standards for a conventional secondary market mortgage. During 2010 the Bank originated $228.7 million of loans in these various categories. Also included in real estate mortgage loans are home equity revolving lines of credit, with $219.6 million outstanding as of December 31, 2010.
Real Estate — Construction Loans. The Bank’s current lending strategy is to reduce exposure in this portfolio segment. The Bank expects that the majority of its new construction and development loans on commercial and residential projects will be in the range of $300,000 to $5.0 million. At December 31, 2010 and 2009, the Bank held $139.1 million and $177.3 million, respectively of such loans. To reduce credit risk associated with such loans, the Bank emphasizes small commercial centers that are substantially preleased, or residential projects that are substantially presold and built in strong, proven markets. The leases on commercial projects must generally result in a loan to appraised value of 75% to 80% or less and a net cash flow to debt service of no less than 120% to 135%. The Bank typically requires a personal guarantee from the developer or builder. Loan terms are generally 12-15 months, although the Bank will make a “mini-permanent” loan for purposes of construction and development of up to a five year term. Rates can be either fixed or variable, and the Bank usually charges an origination fee. The Bank experienced net chargeoffs from real estate — construction loans of $5.3 million in 2010, $11.6 million in 2009, and $7.2 million in 2008.
Commercial Loans. The Bank makes loans for commercial purposes to various types of businesses. At December 31, 2010, the Bank held $516.0 million of commercial loans, or 40.9% of its total loan portfolio. Equipment loans are typically made on terms up to five years at fixed or variable rates, with the financed equipment pledged as collateral to the Bank. The Bank attempts to reduce its credit risk on these loans by limiting the loan to value percentage to 80%. Working capital loans are made on terms typically not exceeding one year. These loans may be secured or unsecured, but the Bank attempts to limit its credit risk by requiring the borrower to demonstrate its capacity to produce net cash flow available for debt service equal to 120% to 150% of its debt service requirements. The Bank experienced net chargeoffs from commercial loans of $7.7 million in 2010, $10.6 million in 2009, and $4.1 million in 2008.
Consumer Loans. Using a centralized underwriting process, the Bank makes a variety of loans to individuals for personal and household purposes, including (i) secured and unsecured installment and term loans originated directly by the Bank; (ii) unsecured revolving lines of credit, and (iii) amortizing secured lot loans. Certain of the direct loans are secured by the borrowers’ residences. At December 31, 2010, the Bank held $53.0 million of consumer loans. During 2010, 2009, and 2008, the Bank experienced net consumer chargeoffs of $2.2 million, $3.9 million, and $3.7 million, respectively.
Loan Approval and Review. When the aggregate outstanding loans to a single borrower or related entities exceed an individual officer’s lending authority, the loan request must be considered and approved by an officer with a higher lending limit. All consumer purpose loan decisions are made by the Bank’s Central Underwriting Support Group. Area executives can generally approve commercial relationships up to $750,000. If the lending request exceeds the area executive’s lending limit, the loan must be submitted to and approved by a senior credit officer. A senior credit officer has authority to approve commercial relationships up to $2,500,000 on a secured basis. All loan relationships between $2,500,000 and $4,000,000 must be approved by the Chief Commercial Credit Officer (“CCCO”). All loans between $4,000,000 and $7,500,000 must be approved by the Chief Credit Officer (“CCO”). Loan relationships exceeding $7,500,000 up to $10,000,000 must be unanimously approved by a committee of the CCCO, the CCO, and the Bank’s Chief Executive Officer (“CEO”). Loan relationships over $10,000,000 must be approved by the Credit Management Committee of the Bank’s Board of Directors.
The Bank’s Loan Review Program is headed by the Loan Review Manager, who reports directly to the Credit Management Committee of the Bank’s Board of Directors. The Program includes the Annual Loan Review Coverage Plan which is approved by the Credit Management Committee and which stipulates a certain number of loan reviews to be completed by the Loan Review Manager and employees under his or her guidance, and an additional number of loan reviews to be completed by independent loan review consulting firms. In addition, all loan officers are charged with the responsibility of reviewing their portfolios and making adjustments to the risk ratings as needed. The “Watch Loan Committee”, which includes the CCO, the CCCO, the Special Assets Manager and the Special Assets Officers, reviews all commercial loans graded special mention, substandard, doubtful and loss on a monthly basis, and provides a summary to the Credit Management Committee, also on a monthly basis.
The Bank’s credit review system supplements its loan rating system, pursuant to which the Bank may place a loan on its criticized asset list or may classify a loan in one of various other classification categories. A specified minimum percentage of loans in each adverse asset classification category, based on the probability of default and on the historical loss experience of the Bank in each such category, are used to determine the adequacy of the Bank’s allowance for credit losses monthly. These loans are also individually reviewed by the Watch Loan Committee of the Bank to determine whether a greater allowance allocation is justified due to the facts and circumstances of a particular adversely classified loan.

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
Loan Portfolio — Maturities and Interest Rate Sensitivities
(in thousands, including loans held for sale)

	Maturity				Maturity Greater Than One Year
		Over One	Over		Fixed	Floating or
	One Year	Year to	Five		Interest	Adjustable
	or Less	Five Years	Years	Total	Rate	Rate

Secured by owner-occupied nonfarm non-residential properties	$40,345	$158,998	$32,082	$231,425	$165,553	$25,527
Secured by other nonfarm non-residential properties	30,581	125,920	23,381	179,882	109,477	39,824
Other commercial and industrial	52,765	75,283	10,486	138,534	63,559	22,210

Total Commercial	$123,691	$360,201	$65,949	$549,841	$338,589	$87,561

Construction loans — 1 to 4 family residential	15,999	959	—	16,958	612	347
Other construction and land development	52,703	56,067	20,228	128,998	57,393	18,902

Total Real estate — construction	68,702	57,026	20,228	145,956	58,005	19,249

Closed-end loans secured by 1 to 4 family residential properties	52,469	121,835	151,101	325,405	133,977	138,959
Lines of credit secured by 1 to 4 family residential properties	2,106	9,898	217,519	229,523	100	227,317
Loans secured by 5 or more family residential properties	924	23,244	461	24,629	19,890	3,815

Total Real estate — mortgage	55,499	154,977	369,081	579,557	153,967	370,091

Credit cards	7,749	—	—	7,749	—	—
Other revolving credit plans	1,004	148	8,160	9,312	3,061	5,247
Other consumer loans	6,237	29,717	1,148	37,102	30,466	399

Total Consumer	14,990	29,865	9,308	54,163	33,527	5,646

Loans to other depository institutions	—	3,800	—	3,800	—	3,800
All other loans	712	1,274	2,276	4,262	3,515	35

Total Other	712	5,074	2,276	8,062	3,515	3,835

Total	$263,594	$607,143	$466,842	$1,337,579	$587,603	$486,382

Asset Quality
The Bank considers asset quality to be of primary importance, and employs a formal internal loan review process to ensure adherence to its lending policy as approved by the Bank’s Board of Directors. See “Lending Activities — Loan Approval and Review”. It is the responsibility of each commercial lending officer to assign an appropriate risk grade to every loan they originate. Credit Administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, it is the lending officer’s responsibility to recommend appropriate changes in the borrower’s risk grade.
Currently, the grading process utilized by the Bank is segmented by product type. This methodology does not provide a direct correlation with groupings utilized in the other tables presenting loan information.

The following table summarizes, by internally assigned risk grade, the risk grade for loans for which the bank has assigned a risk grade.
Risk Profile by Internally Assigned Risk Grade
(in thousands)

					December 31
	2010					2009
		Special	Sub-				Special	Sub-
	Pass	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total

Commercial	$423,474	$48,651	$75,682	$1,121	$548,928	$503,985	$55,806	$37,977	$15,270	$613,038
Real estate — construction	66,766	13,673	47,319	630	128,388	71,516	27,135	37,521	10,080	146,252
Real estate — mortgage	92,610	7,898	20,288	798	121,594	104,379	12,227	12,726	2,817	132,149
Consumer	2	—	—	—	2	2	—	—	—	2
Other	3,448	—	3,903	—	7,351	896	105	—	—	1,001

Total	$586,300	$70,222	$147,192	$2,549	$806,263	$680,778	$95,273	$88,224	$28,167	$892,442

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
Allocation of Allowance for Credit Losses
(in thousands)

					December 31
	2010		2009		2008		2007		2006
		% Of		% Of		% Of		% Of		% Of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$9,952	40.9%	$10,648	40.7%	$7,351	38.5%	$11,185	38.4%	$2,724	36.8%
Real estate — construction	6,865	11.0	11,662	12.2	13,039	13.6	6,945	16.6	1,032	7.9
Real estate — mortgage	9,056	43.2	9,615	41.1	8,555	39.5	7,928	38.6	3,827	47.1
Consumer	2,827	4.2	3,858	5.2	6,742	7.6	4,295	6.2	1,606	8.0
Other	52	0.7	60	0.8	118	0.8	17	0.2	375	0.2

Total	$28,752	100.0%	$35,843	100.0%	$35,805	100.0%	$30,370	100.0%	$9,564	100.0%

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
Management believes the allowance for credit losses of $28.8 million at December 31, 2010 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that credit losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting future operating results of the Bank.

The following table presents an analysis of the changes in the allowance for credit losses.
Analysis of Allowance for Credit Losses
(in thousands, except ratios)

		As of or for the Years Ended
			December 31
	2010	2009	2008	2007	2006

Average amount of loans outstanding	$1,406,624	$1,538,777	$1,575,064	$1,060,522	$756,088
Amount of loans outstanding at December 31	1,337,579	1,463,094	1,604,525	1,490,084	759,978
Allowance for credit losses:
Balance on January 1	$35,843	$35,805	$30,370	$9,564	$8,440
Loans charged off:
Secured by owner-occupied nonfarm non-residential properties	1,433	3,108	2,745	— (a)	— (a)
Secured by other nonfarm nonresidential properties	1,767	4,425	707	1,668	—
Other commercial and industrial	5,852	3,699	1,594	3,384	1,864

Total Commercial	9,052	11,232	5,046	5,052	1,864

Construction loans — 1 to 4 family residential	526	2,055	—	— (a)	— (a)
Other construction and land development	4,853	10,172	7,339	825	144

Total Real estate — construction	5,379	12,227	7,339	825	144

Closed end loans secured by 1 to 4 family residential properties	4,262	4,877	3,740	437	—
Lines of credit secured by 1 to 4 family residential properties	2,998	5,233	1,272	863	—

Total Real estate — mortgage	7,260	10,110	5,012	1,300	—

Credit Cards	291	276	300	221	286
Other consumer loans	2,538	4,649	4,771	2,014	3,153

Total Consumer	2,829	4,925	5,071	2,235	3,439

All Other	6,200	—	—	—	—

Total chargeoffs	30,720	38,494	22,468	9,412	5,447

Recoveries of loans previously charged off:
Total Commercial	1,370	605	978	210	406
Total Real estate — construction	80	588	95	8	11
Total Real estate — mortgage	270	514	243	34	—
Total Consumer	647	1,076	1,296	702	644
Total Other	10	—	29	2	—

Total recoveries	2,377	2,783	2,641	956	1,061

Net loans charged off	28,343	35,711	19,827	8,456	4,386

Provision for loan losses	21,252	35,749	25,262	18,952	5,510

Allowance acquired via merger	—	—	—	10,310	—

Balance on December 31	$28,752	$35,843	$35,805	$30,370	$9,564

Ratio of net chargeoffs of loans to average loans outstanding during the year	2.01%	2.32%	1.26%	0.79%	0.58%

Ratio of allowance to loans outstanding	2.15%	2.45%	2.23%	2.04%	1.26%

Ratio of non-performing assets to loans outstanding	5.78%	5.85%	3.03%	1.16%	1.30%

Ratio of allowance to non-performing loans	56.84%	61.56%	90.52%	234.35%	161.50%

(a)	Data is not available for these line items prior to 2008

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
Mortgage, home equity, and credit lines. Reserves are calculated on mortgage, home equity, and credit lines based on historical loss experience. The average rolling eight quarter net loss percentage is calculated for each of these loan categories, and is multiplied by the dollar balance of loans in each of these categories to determine the required reserve.
Retail loans. The retail loans are pooled together to determine the reserve requirement. The average rolling eight quarter net loss percentage is calculated for this loan category, and is multiplied by the dollar balance of retail loans to determine a required reserve. An additional reserve, equal to 25.0% of all retail loans past due 90 days or more, is added to the above.
Specific impairment. Management evaluates significant loans graded substandard, doubtful and loss on an individual basis for impairment. The specific allowance is calculated based upon a review of these loans and the estimated losses at the balance sheet date. At December 31, 2010 and 2009, the recorded investment in significant loans considered impaired was approximately $38.3 million and $46.1 million, respectively and the specific allowance for credit losses associated with those loans was approximately $1.9 million and $2.7 million, respectively. The decrease in the amount of significant impaired loans held by the Bank and the associated allowance for credit losses resulted, primary, from the Bank’s decision to take appropriate aggressive action with our problem credits through chargeoffs and foreclosure.
Other potential problem loans. Loans graded substandard, doubtful and loss which do not fit the criteria to be considered significant are not evaluated on an individual basis for impairment. However, the Bank closely monitors such loans as a result of their elevated risk profile. As a result of the Bank’s disciplined and conservative loan classification methodology and the prolonged negative credit cycle, the balance of these other potential problem loans increased to $110.9 million at December 31, 2010 from $66.7 million at December 31, 2009. The loans that make up this category trended as management had projected and reached a peak level in the third quarter of 2010. These loans, while exhibiting signs of weakness, continue to perform pursuant to stated terms and conditions and therefore do not have identified expected losses. Approximately 70% of the loans in this category are identified as commercial and industrial or income producing commercial real estate, which management assigns a lower probability of default and/or loss given default. The allowance for credit losses associated with such loans was $5.2 million at December 31, 2010, which was based on a model that uses probability of default, and expected loss in the event of default, to determine expected losses within a given group of loans.
Provision for credit losses. The 2010 provision for credit losses totaled $21.3 million, compared to $35.7 million in 2009. As of December 31, 2010, nonperforming assets totaled $77.3 million, comprised of $50.6 million in nonperforming loans and $26.7 million in other real estate owned. Those figures compare to $58.2 million in nonperforming loans and $27.4 million in other real estate owned at the end of 2009, totaling $85.6 million in nonperforming assets. Net chargeoffs decreased in 2010 to $28.3 million, or 2.01% of average loans outstanding, compared with $35.7 million, or 2.32% of average loans outstanding in the prior year. During the fourth quarter of 2010, the Company charged off $6.2 million of a $10.0 million loan which represents subordinated debt to a financial institution. The Company does not have any other loans to financial institutions. At December 31, 2010 and 2009 the allowance for credit losses as a percentage of year end loans (including loans held for sale) was 2.15% and 2.45%, respectively. The 2010 and 2009 results have been impacted by the continued weakness in the regional and national economies.

Nonperforming Assets
(in thousands, except ratios)

			December 31
	2010	2009	2008	2007	2006

Commercial nonaccrual loans, not restructured	$23,453	$46,788	$32,428	$8,688	$3,682
Commercial nonaccrual loans, restructured	11,190	1,777	160	—	—
Non-commercial nonaccrual loans	8,537	4,772	5,601	3,548	4

Total nonaccrual loans	43,180	53,337	38,189	12,236	3,686
Loans past due 90 days or more and still accruing	27	3,450	1,277	72	2,103
Accruing restructured loans	7,378	1,442	90	651	133

Total nonperforming loans	50,585	58,229	39,556	12,959	5,922
Real estate acquired in settlement of loans	26,718	27,337	9,080	4,280	3,969

Total nonperforming assets	$77,303	$85,566	$48,636	$17,239	$9,891

Nonperforming loans to loans outstanding at end of year	4.01%	3.98%	2.47%	0.87%	0.78%
Nonperforming assets to total assets at end of year
	4.28%	4.40%	2.34%	0.84%	1.00%
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
Investment Activities
Our investment portfolio plays a primary role in the management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. In 2010, the securities portfolio generated a substantial percentage of our interest income and served as a necessary source of liquidity.
Management attempts to deploy investable funds into instruments that are expected to increase the overall return of the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of credit, interest rate and liquidity risk, as well as capital usage and risk.
The following tables present the carrying values, fair values, and weighted average yields of our investment portfolio at December 31, 2010, 2009 and 2008 and the interval of maturities or repricings at December 31, 2010.
Investment Securities
(in thousands)

	December 31, 2010		December 31, 2009		December 31, 2008
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value

U.S. government agencies obligations	$109,274	$107,524	$49,005	$49,519	$56,622	$57,954
Mortgage backed securities	55,989	60,309	77,430	81,690	97,843	102,042
Corporate bonds	82,816	84,513	33,978	35,604	—	—
Collateralized mortgage obligations	39,679	40,412	35,124	35,368	—	—
State and municipal obligations	17,380	15,411	105,169	105,994	115,627	114,912

Total debt securities	305,138	308,169	300,706	308,175	270,092	274,908
Other equity	16,174	16,959	17,189	17,694	13,642	13,896

Total securities	$321,312	$325,128	$317,895	$325,869	$283,734	$288,804

Investment Securities Portfolio Maturity Schedule
(dollars in thousands)

	December 31, 2010
		Weighted
	Market	Average
	Value	Yield(1)

U. S. government agencies and mortgage backed obligations:
Within one year	$—	—%
One to five years	8,198	2.67
Five to ten years	69,123	4.12
After ten years	130,924	5.15

Total	208,245	4.71

Obligations of states and political subdivisions:
Within one year	—	—
One to five years	466	5.12
Five to ten years	2,358	4.10
After ten years	12,587	4.38

Total	15,411	4.36

Corporate Bonds:
Within one year	7,919	5.53
One to five years	32,862	5.29
Five to ten years	43,732	5.44
After ten years	—	—

Total	84,513	5.39

Total debt securities	$308,169	4.86%

(1)	The yield related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%.
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
Effects of Inflation
As discussed in Item 7A of this Annual Report on Form 10-K, the effect of interest rate movements in response to changes in the actual and perceived rates of inflation can materially impact bank operations, which rely on net interest margins as a major source of earnings. Noninterest expense, such as salaries and wages, occupancy and equipment are also negatively affected by inflation.

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
The Company uses several interest rate risk measurement tools provided by a national asset liability management consultant to help manage this risk. The Bank’s Asset/Liability policy provides guidance for acceptable levels of interest rate risk and potential remediations. Management provides the consultant with key assumptions, which are used as inputs into the measurement tools. Following is a summary of two different tools management uses on a quarterly basis to monitor and manage interest rate risk.
Earnings Simulation Modeling. Net income is affected by changes in the level of interest rates, the shape of the yield curve and the general market pressures affecting current market interest rates at the time of simulation. Many interest rate indices do not move uniformly, creating certain disunities between them. For example, the spread between a 30 day, prime-based asset and a 30 day, FHLB advance may not be uniform over time. The earnings simulation model projects changes in net interest income caused by the effect of changes in interest rates on interest-earning assets and interest-bearing liabilities. Simulation results are measured as a percentage change in net interest income compared to the static-rate or “base case” scenario. The model uses the Company’s current balance sheet, but considers decreases in asset and liability volumes based on prepayment assumptions as well as rate changes. Rate changes are modeled gradually over a 12 month period, referred to as a “rate ramp.” The model projects only changes in interest income and expense and does not project changes in non-interest income, non-interest expense, provision for loan losses or the impact of changing tax rates. At December 31, 2010, net interest income simulation showed a negative 1.92% change from the base case in a 200 basis point ramped rising rate environment and a positive 0.15% change from the base case in a 100 basis point ramped declining rate environment. The projected decrease in net interest income is within the Asset/Liability Committee’s guidelines in a 200 basis point increasing or 100 basis point decreasing interest rate environment. However, management continually monitors signs of elevated risks and takes certain actions to limit these risks.

The following table summarizes the results of the Company’s income simulation model as of December 31, 2010.

	Change in Net Interest Income
	Year 1	Year 2
Change in Market Interest Rates:
200 basis point ramped increase	(1.92)%	(2.50)%
Base case — no change	—	(1.21)%
100 basis point ramped decrease	0.15%	(3.57)%
Net Portfolio Value Analysis. Net portfolio value (“NPV”) represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates with no effect given to any actions management might take to counter the effect of that interest rate movement. The following is a summary of the results of the report compiled by the Company’s outside consultant using data and assumptions management provided as of December 31, 2010.

	Estimated Change in Net Portfolio Value
	Amount in 000s	Percent
Change in Market Interest Rates:
200 basis point increase	$(10,319)	(4.61)%
Base case — no change	—	—
100 basis point decrease	$(12,584)	(5.62)%
The preceding table indicates that, at December 31, 2010, in the event of a 200 basis point increase in prevailing market interest rates, NPV would be expected to decrease by $10.3 million, or 4.6% of the base case scenario value of $223.8 million. In the event of a decrease in prevailing market rates of 100 basis points, NPV would be expected to decline by $12.6 million, or 5.6% of the base case scenario value. The projected decrease in NPV is within the Asset/Liability Committee’s guidelines in a 200 basis point increasing or 100 basis point decreasing interest rate environment. However, management continually monitors signs of elevated risks and takes certain actions to limit these risks.
Interest rate risk management is a part of the Bank’s overall asset/liability management process. The primary oversight of asset/liability management rests with the Bank’s Asset and Liability Committee, which is comprised of the Bank’s CEO, Chief Financial Officer (“CFO”) and other senior executives. The Committee meets on a monthly basis to review the asset/liability management activities of the Bank and monitor compliance with established policies. Activities of the Asset and Liability Committee are reported to the Audit and Risk Management Committee of the Company’s Board of Directors.
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

Interest Sensitivity Analysis
At December 31, 2010
(in thousands, except ratios)

			Total	Total
	1 — 90	91 — 365	Sensitive	Sensitive
	Day	Day	Within	Over
	Sensitive	Sensitive	One Year	One Year	Total
Interest earning assets:
Loans (including held for sale), net of unearned income	$664,553	$85,423	$749,976	$587,603	$1,337,579
U. S. government agencies and mortgage backed obligations	—	—	—	204,941	204,941
State and municipal obligations	—	—	—	17,380	17,380
Corporate bonds	—	7,669	7,669	75,147	82,816
Other investment securities	10,399	—	10,399	5,775	16,174
Overnight funds	5,596	—	5,596	—	5,596

Total interest earning assets	680,548	93,092	773,640	890,846	1,664,486

Interest bearing liabilities:
NOW	440,190	—	440,190	—	440,190
MMI	316,608	—	316,608	—	316,608
Savings	38,898	—	38,898	—	38,898
Time deposits	210,132	209,557	419,689	75,876	495,565
Junior subordinated notes	25,774	—	25,774	—	25,774
FHLB borrowings	35,000	25,000	60,000	52,700	112,700
Wholesale repurchase agreements	36,000	—	36,000	—	36,000

Total interest bearing liabilities	1,102,602	234,557	1,337,159	128,576	1,465,735

Interest sensitivity gap	$(422,054)	$(141,465)	$(563,519)	$762,270	$198,751

Ratio of interest sensitive assets to liabilities	0.62	0.40	0.58	6.93	1.14
The measurement of the Bank’s interest rate sensitivity, or “gap”, is a technique traditionally used in asset/liability management. The interest sensitivity gap is the difference between repricing assets and repricing liabilities for a particular time period. The table, "Interest Sensitivity Analysis,” indicates a ratio of rate sensitive assets to rate sensitive liabilities within one year at December 31, 2010, to be 0.58X. This ratio indicates that a larger balance of liabilities, compared to assets, could potentially reprice during the upcoming 12 month period. Included in rate sensitive liabilities are certain deposit accounts (NOW, MMI, and savings) that are subject to immediate withdrawal and repricing. These balances are presented in the category that management believes best identifies their actual repricing patterns. The overall risk to net interest income is also influenced by the Bank’s level of variable rate loans. These are loans with a contractual interest rate tied to an interest rate index, such as the prime rate. A portion of these loans may reprice on multiple occasions during a one-year period due to changes in the underlying interest rate index. Approximately 45.8% of the total loan portfolio has a variable interest rate and reprices in accordance with the underlying rate index subject to terms of individual note agreements.
The table, “Market Sensitive Financial Instruments Maturities,” presents the Company’s financial instruments that are considered to be sensitive to changes in interest rates, categorized by contractual maturities, average interest rates and estimated fair values as of December 31, 2010.

Market Sensitive Financial Instruments Maturities
(Dollars in thousands)

	Contractual Maturities as of December 31, 2010
						After
						Five
	2011	2012	2013	2014	2015	Years	Total

Financial assets:
Investment securities	$7,669	$25,429	$2,449	$6,946	$4,982	$257,662	$305,137
Loans:
Fixed rate	137,502	129,326	192,742	67,113	94,917	103,504	725,104
Variable rate	126,093	24,068	47,158	31,925	19,893	363,338	612,475

Total	$271,264	$178,823	$242,349	$105,984	$119,792	$724,504	$1,642,716

Financial liabilities:
NOW	$440,190	$—	$—	$—	$—	$—	$440,190
MMI	316,608	—	—	—	—	—	316,608
Savings	38,898	—	—	—	—	—	38,898
Time deposits	419,689	43,609	6,739	24,882	513	133	495,565
Wholesale repurchase agreements	15,000	—	—	—	—	21,000	36,000
FHLB borrowing	60,000	17,700	15,000	20,000	—	—	112,700
Junior subordinated notes	—	—	—	—	—	25,774	25,774

Total	$1,290,385	$61,309	$21,739	$44,882	$513	$46,907	$1,465,735

Market Sensitive Financial Instruments Maturities (continued)
(Dollars in thousands)

	Average Interest	Estimated Fair
	Rate	Value
Financial assets:
Investment securities	4.86%	$308,169
Loans:
Fixed rate	6.00	730,760
Variable rate	4.23	612,475

Total		$1,651,404

Financial liabilities:
NOW	0.79	$440,190
MMI	0.70	316,608
Savings	0.10	38,898
Time deposits	1.19	500,073
Wholesale repurchase agreements	4.19	37,231
FHLB borrowing	1.53	113,580
Junior subordinated notes	1.77	16,706

Total		$1,463,286

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
Quarterly Financial Data
(Dollars in thousands, except per share data)

2010	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

Interest income	$21,272	$22,419	$22,972	$23,250
Interest expense	4,152	4,693	5,597	6,012

Net interest income	17,120	17,726	17,375	17,238
Provision for credit losses	4,636	7,965	4,928	3,723

Net interest income after provision for credit losses	12,484	9,761	12,447	13,515

Noninterest income	4,119	7,699	4,259	3,430
Noninterest expense	15,982	16,312	15,818	16,469

Income before income taxes	621	1,148	888	476
Provision for income taxes	(499)	115	34	103

Net income	1,120	1,033	854	373
Dividends and accretion on preferred stock	(729)	(730)	(730)	(730)

Net income (loss) available to common shareholders	$391	$303	$124	$(357)

Earnings per share:
Basic	$0.02	$0.02	$0.01	$(0.02)
Diluted	$0.02	$0.02	$0.01	$(0.02)

2009	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

Interest income	$23,933	$24,471	$24,725	$25,371
Interest expense	7,466	9,441	10,856	11,395

Net interest income	16,467	15,030	13,869	13,976
Provision for credit losses	5,569	10,808	10,853	8,518

Net interest income after provision for credit losses	10,898	4,222	3,016	5,458

Noninterest income	4,884	5,555	4,726	4,014
Noninterest expense	15,653	19,818	18,093	15,983

Income (loss) before income taxes	129	(10,041)	(10,351)	(6,511)
Provision for income taxes	78	(4,347)	(4,440)	(2,933)

Net income (loss)	51	(5,694)	(5,911)	(3,578)
Dividends and accretion on preferred stock	(729)	(729)	(729)	(729)

Net income (loss) available to common shareholders	$(678)	$(6,423)	$(6,640)	$(4,307)

Earnings per share:
Basic	$(0.04)	$(0.41)	$(0.42)	$(0.28)
Diluted	$(0.04)	$(0.41)	$(0.42)	$(0.28)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
NewBridge Bancorp
We have audited the accompanying consolidated balance sheets of NewBridge Bancorp and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewBridge Bancorp and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NewBridge Bancorp’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 24, 2011, expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Raleigh, North Carolina
March 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
NewBridge Bancorp
We have audited NewBridge Bancorp’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NewBridge Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on NewBridge Bancorp’s internal control over financial reporting based on our audit.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, NewBridge Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NewBridge Bancorp and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 24, 2011, expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Raleigh, North Carolina
March 24, 2011

NewBridge Bancorp and Subsidiary
Consolidated Balance Sheets
December 31, 2010 and 2009
(Dollars in thousands, except per share data)

	2010	2009

ASSETS
Cash and due from banks	$23,479	$29,674
Interest-bearing bank balances	5,596	15,166
Loans held for sale	76,994	6,568
Investment securities:
Held to maturity, market value $0 in 2010 and $20,487 in 2009	—	19,957
Available for sale	325,129	305,382
Loans	1,260,585	1,456,526
Less allowance for credit losses	(28,752)	(35,843)

Net Loans	1,231,833	1,420,683
Premises and equipment, net	38,442	40,406
Real estate acquired in settlement of loans	26,718	27,337
Bank-owned life insurance	30,317	28,986
Deferred tax assets	27,089	26,022
Accrued income and other assets	21,564	26,345

Total assets	$1,807,161	$1,946,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$161,734	$156,040
Savings, NOW and money market accounts	795,696	668,875
Time deposits	495,565	674,395

Total deposits	1,452,995	1,499,310
Borrowings from the Federal Home Loan Bank	112,700	165,200
Other borrowings	61,774	99,374
Accrued expenses and other liabilities	16,504	18,038

Total liabilities	1,643,973	1,781,922

Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock, par value $.01 per share; Authorized — 10,000,000 shares; issued and outstanding (liquidation preference $1,000 per share) — 52,372	51,490	51,190
Common stock, par value $5.00 per share; Authorized — 50,000,000 shares; issued and outstanding - 15,655,868	78,279	78,279
Paid-in capital	87,048	86,969
Directors’ deferred compensation plan	(618)	(634)
Retained deficit	(52,016)	(52,477)
Accumulated other comprehensive income (loss)	(995)	1,277

Total shareholders’ equity	163,188	164,604

Total liabilities and shareholders’ equity	$1,807,161	$1,946,526

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Income
Years ended December 31, 2010, 2009 and 2008
(Dollars in thousands, except per share data)

	2010	2009	2008
Interest Income
Interest and fees on loans	$74,795	$84,089	$101,550
Interest on taxable investment securities	11,698	9,416	10,229
Interest on tax exempt investment securities	3,324	4,759	4,758
Interest-bearing bank balances and federal funds sold	96	236	749

Total interest income	89,913	98,500	117,286

Interest Expense
Deposits	14,960	31,891	44,672
Borrowings from the Federal Home Loan Bank	3,087	4,706	5,483
Other borrowings	2,407	2,559	3,697

Total Interest Expense	20,454	39,156	53,852

Net Interest Income	69,459	59,344	63,434
Provision for credit losses	21,252	35,749	25,262

Net interest income after provision for credit losses	48,207	23,595	38,172

Noninterest Income
Service charges on deposit accounts	7,392	8,527	9,333
Fee income	3,604	3,816	2,959
Gain on sales of mortgage loans	2,438	601	396
Gain on sales of investment securities	3,637	389	2,459
Loss on sale of OREO	(1,817)	(591)	(508)
Other operating income	4,253	6,435	5,991

Total Noninterest Income	19,507	19,177	20,630

Noninterest Expense
Personnel	29,897	30,901	35,175
Occupancy	4,189	5,436	4,546
Furniture and equipment	4,644	6,012	4,679
Technology and data processing	4,359	5,724	6,006
FDIC insurance	3,491	4,528	1,037
OREO writedowns/expense	5,117	1,622	3,871
Goodwill impairment	—	—	50,437
Other operating	12,884	15,323	16,877

Total Noninterest Expense	64,581	69,546	122,628

Income (Loss) Before Income Taxes	3,133	(26,774)	(63,826)
Income Taxes	(247)	(11,641)	(6,924)

Net Income (Loss)	3,380	(15,133)	(56,902)
Dividends and accretion on preferred stock	(2,919)	(2,917)	(170)

Net Income (Loss) available to common shareholders	$461	$(18,050)	$(57,072)

Income (Loss) Per Share
Basic	$0.03	$(1.15)	$(3.64)
Diluted	$0.03	$(1.15)	$(3.64)

Weighted Average Shares Outstanding
Basic	15,655,868	15,655,868	15,663,719
Diluted	16,101,122	15,655,868	15,663,719
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Years ended December 31, 2010, 2009 and 2008
(Dollars in thousands, except share data)

							Accumulated
					Directors’		Other	Total
	Preferred	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Shareholders’
	Stock	Shares	Amount	Capital	Comp Plan	Earnings	Income (Loss)	Equity
Balances at December 31, 2007	$—	15,694,068	$78,470	$85,412	$(1,301)	$28,751	$1,821	$193,153
Net Loss						(56,902)		(56,902)
Change in unrealized gain on securities available for sale							205	205
Change in funded status of pension plans							(3,735)	(3,735)

Comprehensive loss								(60,432)
Cash dividends declared on common stock						(6,106)		(6,106)
Preferred stock issued, including Warrant	50,875			1,497				52,372
Dividends and accretion on preferred stock	16					(170)		(154)
Stock-based compensation				93				93
Common stock distributed					651			651
Common stock acquired and cancelled		(38,200)	(191)	(150)				(341)

Balances at December 31, 2008	$50,891	15,655,868	$78,279	$86,852	$(650)	$(34,427)	$(1,709)	$179,236
Net Loss						(15,133)		(15,133)
Change in unrealized gain on securities available for sale							1,577	1,577
Change in funded status of pension plans							1,409	1,409

Comprehensive loss								(12,147)
Dividends and accretion on preferred stock	299					(2,917)		(2,618)
Stock-based compensation				117				117
Common stock distributed					16			16

Balances at December 31, 2009	$51,190	15,655,868	$78,279	$86,969	$(634)	$(52,477)	$1,277	$164,604
Net Income						3,380		3,380
Change in unrealized gain on securities available for sale							(2,195)	(2,195)
Change in funded status of pension plans							(77)	(77)

Comprehensive income								1,108
Dividends and accretion on preferred stock	300					(2,919)		(2,619)
Stock-based compensation				79				79
Common stock distributed					16			16

Balances at December 31, 2010	$51,490	15,655,868	$78,279	$87,048	$(618)	$(52,016)	$(995)	$163,188

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows
Years ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	2010	2009	2008

CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$3,380	$(15,133)	$(56,902)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,500	6,669	4,737
Securities premium amortization and discount accretion, net	697	591	565
Gain on sale of loans held for sale	(2,438)	(601)	(396)
Originations of loans held for sale	(195,602)	(97,360)	(130,027)
Proceeds from sales of loans held for sale	199,957	92,330	141,837
Goodwill impairment	—	—	50,437
(Increase) decrease in deferred tax assets	(1,067)	(4,158)	(8,360)
(Increase) decrease in income taxes receivable	3,632	(2,560)	(2,800)
(Increase) decrease in interest earned but not received	1,179	700	3,014
Increase (decrease) in interest accrued but not paid	(623)	(1,470)	(572)
Net (increase) decrease in other assets	5,445	(115)	(9,849)
Net increase (decrease) in other liabilities	(687)	(589)	4,287
Provision for credit losses	21,252	35,749	25,262
Stock-based compensation	79	117	93
Loss on sales of premises and equipment and OREO	2,236	572	731

Net cash provided by operating activities	42,940	14,742	22,057

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(226,705)	(108,828)	(128,665)
Proceeds from maturities of securities available for sale	220,104	78,325	210,355
Net (increase) decrease in loans	73,606	83,853	(156,319)
Purchases of premises and equipment and expenditures for improvements to real estate acquired in settlement of loans	(2,296)	(1,894)	(5,808)
Proceeds from sales of premises and equipment and OREO	15,827	8,794	4,686
Net (increase) decrease in federal funds sold	—	42,043	(39,870)

Net cash provided by (used in) investing activities	80,536	102,293	(115,621)

CASH FLOW FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	132,515	61,600	(50,204)
Net increase (decrease) in time deposits	(178,830)	(225,753)	85,945
Net increase (decrease) in other borrowings	(37,823)	22,543	(22,471)
Net increase (decrease) in borrowings from FHLB	(52,500)	26,200	21,000
Dividends paid	(2,619)	(2,618)	(6,260)
Proceeds from issuance of preferred stock and warrants	—	—	52,372
Common stock distributed	16	16	310

Net cash provided by (used in) financing activities	(139,241)	(118,012)	80,692

Increase (decrease) in cash and cash equivalents	(15,765)	(977)	(12,872)
Cash and cash equivalents at the beginning of the years	44,840	45,817	58,689

Cash and cash equivalents at the end of the years	$29,075	$44,840	$45,817

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest	$21,077	$40,626	$54,424
Income taxes	—	—	3,500
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$20,667	$26,216	$9,963
Transfer of loans to loans held for sale	72,343	—	—
Reclassification of investment securities from held to maturity to available for sale	43,679	—	—
Unrealized gain on securities available for sale:
Change in securities available for sale	5,099	(5,308)	(298)
Change in deferred income taxes	(2,826)	3,731	93
Change in shareholders’ equity	(2,273)	1,577	205
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008
Note 1 — Summary of significant accounting policies
Principles of consolidation
The accompanying consolidated financial statements include the accounts of NewBridge Bancorp (“Bancorp” or the “Company”) and its wholly owned subsidiary NewBridge Bank (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.
Nature of operations
The Bank provides a variety of financial services to individual and corporate customers in North Carolina (“NC”) and Virginia (“VA”). As of December 31, 2010, the Bank operated 30 branches in the Piedmont Triad Region and Coastal Region of NC and one branch in the Shenandoah Valley Region of VA. The majority of the Bank’s NC clients are located in Davidson, Rockingham, Guilford, Forsyth and New Hanover Counties. The majority of the Bank’s VA customers are located in Rockingham County. The Bank’s primary deposit products are noninterest-bearing checking accounts, interest-bearing checking accounts, money market accounts, certificates of deposit and individual retirement accounts. Its primary lending products are commercial, real estate and consumer loans.
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
The Bank is required to maintain certain levels of Federal Home Loan Bank (“FHLB”) of Atlanta stock based on various criteria established by the issuer. Gains and losses on sales of securities are recognized when realized on a specific identification basis. Premiums and discounts are amortized into interest income using methods that approximate the level yield method.

Other Than Temporary Impairment of Investment Securities
Bancorp’s policy regarding other than temporary impairment of investment securities requires continuous monitoring. Individual investment securities with a fair market value that is less than 80% of original cost over a continuous period of two quarters are evaluated for impairment during the subsequent quarter. The evaluation includes an assessment of both qualitative and quantitative measures to determine whether, in management’s judgment, the investment is likely to recover its original value. If the evaluation concludes that the investment is not likely to recover its original value, the unrealized loss is reported as an “other than temporary impairment”, and the loss is recorded as a securities transaction on the Consolidated Statement of Income.
Loans
Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are placed on nonaccrual status when: (i) management has concerns relating to the ability to collect the loan principal and interest and (ii) generally when such loans are 90 days or more past due. Interest income is subsequently recognized only to the extent payments are received and the loan is well secured. Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) of interest and principal by the borrower in accordance with the contractual terms. Loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis.
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

Premises and equipment
Premises and equipment are stated at cost (or at fair value for premises and equipment acquired in business combinations) less accumulated depreciation and amortization. The provision for depreciation and amortization is computed principally by the straight-line method over the estimated useful lives of the assets. Useful lives are estimated at 20 to 40 years for buildings and three to ten years for equipment. Leasehold improvements are amortized over the expected terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Expenditures for maintenance and repairs are charged to operations, and expenditures for major replacements and betterments are added to the premises and equipment accounts. The cost and accumulated depreciation of premises and equipment retired or sold are eliminated from the appropriate asset accounts at the time of retirement or sale and the resulting gain or loss is reflected in current operations.
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
Per share data
Basic net income per share of common stock is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each year. Diluted net income per share of common stock is computed by dividing net income available to common shareholders plus any adjustments to net income related to the issuance of dilutive potential common shares, comprised of outstanding options and/or warrants to purchase shares of common stock and restricted stock grants, by the weighted average number of shares of common stock outstanding during each year plus the number of dilutive potential common shares.
Sales of loans
Gains and losses on the sales of loans are accounted for by imputing gain or loss on those sales where a yield rate guaranteed to the buyer is more or less than the contract interest rate being collected. Such gains or losses are recognized in the financial statements at the time of the sale. Loans held for sale are recorded at the lower of cost or fair value, on an aggregate basis.
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
Segment information
Operating segments are components of an enterprise with separate financial information available for use by the chief operating decision maker to allocate resources and to assess performance. The Company has determined that it has one significant operating segment, providing financial services through the Bank, including banking, mortgage, and investment services, to customers located principally in Davidson, Rockingham, Guilford, Forsyth and New Hanover Counties in NC, and in Rockingham County VA, and in the surrounding communities. The various products are those generally offered by community banks, and the allocation of resources is based on the overall performance of the Bank, rather than the individual branches or products.
There are no differences between the measurements used in reporting segment information and those used in the Company’s general-purpose financial statements.

Recent accounting pronouncements
In July 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-20, Receivables (ASC 310) — “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU requires new disclosures and clarifies existing disclosure requirements about the nature of credit risk inherent in an entity’s loan portfolio; how that risk is analyzed and assessed in arriving at the allowance for loan losses; and the changes and reasons for those changes in the allowance for loan losses. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting, as well as clarify the requirements for existing disclosures. ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. In January 2011, the FASB delayed the effective date of the portion of ASU 2010-20 related to troubled debt restructurings to June 2011. The Company adopted the required portions of ASU-2010-20 as of December 31, 2010, which only impacted disclosures. The Company does not expect the adoption of the remainder of ASU 2010-20 to have a material impact on its financial condition or results of operations.
Reclassification
Certain items for 2009 and 2008 have been reclassified to conform to the 2010 presentation. Such reclassifications had no effect on net income, total assets or shareholders’ equity as previously reported.
Note 2 — Merger of Equals
The Company is a bank holding company incorporated under the laws of the state of North Carolina (“NC”) and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Bancorp is the successor entity to LSB Bancshares, Inc. (“LSB”), which was incorporated on December 8, 1982. On July 31, 2007, FNB Financial Services Corporation (“FNB”), a bank holding company, also incorporated in NC and registered under the BHCA, merged with and into LSB in a merger of equals (the “Merger”). LSB’s name was then changed to “NewBridge Bancorp”.
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
As of December 31, 2008, the Company wrote off $50.4 million of goodwill. At December 31, 2010, the carrying value of other intangibles was $4.5 million.
Note 3 — Restriction on cash and due from banks
The Bank maintains required reserve balances with the Federal Reserve Bank of Richmond. The amounts of these reserve balances at December 31, 2010 and 2009 were $25,000 and $15,831,000, respectively.

Note 4 — Investment securities
Investment securities at December 31 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
2010:
Available for sale:
U.S. government agency securities	$109,274	$267	$(2,017)	$107,524
Mortgage backed securities	55,989	4,320	—	60,309
State and municipal obligations	17,380	13	(1,982)	15,411
Corporate bonds	82,816	2,309	(612)	84,513
Collateralized mortgage obligations	39,679	823	(90)	40,412
Federal Home Loan Bank stock	10,399	—	—	10,399
Other equity securities	5,775	786	—	6,561

Total available for sale	321,312	8,518	(4,701)	325,129
Municipal obligations held to maturity	—	—	—	—

Total investment securities	$321,312	$8,518	$(4,701)	$325,129

2009:
Available for sale:
U.S. government agency securities	$49,005	$529	$(15)	$49,519
Mortgage backed securities	77,430	4,260	—	81,690
State and municipal obligations	85,212	1,747	(1,452)	85,507
Corporate bonds	33,978	1,626	—	35,604
Collateralized mortgage obligations	35,124	346	(102)	35,368
Federal Home Loan Bank stock	11,414	—	—	11,414
Other equity securities	5,775	725	(220)	6,280

Total available for sale	297,938	9,233	(1,789)	305,382
Municipal obligations held to maturity	19,957	550	(20)	20,487

Total investment securities	$317,895	$9,783	$(1,809)	$325,869

The aggregate cost of the Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $10,399,000 at December 31, 2010. Because of the redemption provisions of this stock, and the financial condition of the FHLB of Atlanta, the Company estimates that the fair value equals the cost of this investment and that it is not impaired.
The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and the Company has the intent and ability to hold until recovery, none of the securities are deemed to be other than temporarily impaired.

	Less than 12 months		12 months or more		Total
2010	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(In thousands)
Investment securities:
U.S. government agency securities	$58,273	$(2,017)	$—	$—	$58,273	$(2,017)
Collateralized mortgage obligations	3,706	(90)	—	—	3,706	(90)
State and municipal obligations	8,514	(924)	5,059	(1,058)	13,573	(1,982)
Corporate bonds	28,023	(612)	—	—	28,023	(612)

Total temporarily impaired securities	$98,516	$(3,643)	$5,059	$(1,058)	$103,575	$(4,701)

	Less than 12 months		12 months or more		Total
2009	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(In thousands)
Investment securities:
U.S. government agency securities	$3,985	$(15)	$—	$—	$3,985	$(15)
Collateralized mortgage obligations	17,380	(102)	—	—	17,380	(102)
State and municipal obligations	21,479	(761)	4,795	(711)	26,274	(1,472)
Other equity securities	—	—	839	(220)	839	(220)

Total temporarily impaired securities	$42,844	$(878)	$5,634	$(931)	$48,478	$(1,809)

The amortized cost and estimated market value of debt securities at December 31, 2010, by contractual maturities, are shown in the accompanying schedule. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$7,669	$7,919
Due after one through five years	39,806	41,526
Due after five through ten years	115,561	115,213
Due after ten years	142,102	143,511

Total debt securities	$305,138	$308,169

A recap of the maturities of held to maturity securities follows (in thousands):

	Years Ended December 31
	2010	2009	2008

Proceeds from maturities	$1,480	$—	$—
A recap of the maturities and sales of available for sale securities follows (in thousands):

	Years Ended December 31
	2010	2009	2008

Proceeds from sales and maturities	$82,148	$10,977	$210,535
Gross realized gains	3,637	389	2,475
Gross realized losses	—	—	16
Investment securities with a book value of $82,148,000 were sold during 2010 to reposition the investment portfolio and reduce the Company’s exposure to municipalities. A portion of the securities that were identified for sale had been classified as held to maturity and, accordingly, all held to maturity securities were designated as available for sale.
During 2010, the Company determined that investment securities with amortized costs of approximately $98,111,000 and $154,352,000 and market values of approximately $99,223,000 and $158,450,000 as of December 31, 2010 and 2009, respectively, were pledged to secure public deposits and for other purposes. The Bank has obtained $50,000,000 in letters of credit, which are used in lieu of securities to pledge against public deposits.

Note 5 — Loans
Loans are summarized as follows (in thousands):

	December 31
	2010	2009

Secured by owner-occupied nonfarm nonresidential properties	$222,889	$232,769
Secured by other nonfarm nonresidential properties	159,086	202,030
Other commercial and industrial	134,011	158,624

Total Commercial	515,986	593,423

Construction loans — 1 to 4 family residential	16,736	28,929
Other construction and land development	122,382	148,356

Total Real estate — construction	139,118	177,285

Closed-end loans secured by 1 to 4 family residential properties	304,640	339,485
Lines of credit secured by 1 to 4 family residential properties	219,557	234,674
Loans secured by 5 or more family residential	20,207	24,333

Total Real estate — mortgage	544,404	598,492

Credit cards	7,749	7,416
Other revolving credit plans	9,042	10,974
Other consumer loans	36,224	57,079

Total Consumer	53,015	75,469

Loans to other depository institutions	3,800	10,000
All other loans	4,262	1,857

Total Other	8,062	11,857

Total loans	1,260,585	1,456,526
Loans held for sale	76,994	6,568

Total loans and loans held for sale	$1,337,579	$1,463,094

As of December 31, 2010 and December 31, 2009, loans totaling approximately $569,896,000 and $575,108,000, respectively, were pledged to secure the line of credit with the FHLB and Federal Reserve Bank.
Nonperforming assets are summarized as follows (in thousands):

	December 31
	2010	2009

Commercial nonaccrual loans, not restructured	$23,453	$46,788
Commercial nonaccrual loans, restructured	11,190	1,777
Non-commercial nonaccrual loans	8,537	4,772

Total nonaccrual loans	43,180	53,337
Troubled debt restructured, accruing	7,378	1,442
Accruing loans which are contractually past due 90 days or more	27	3,450

Total nonperforming loans	50,585	58,229
Real estate acquired in settlement of loans	26,718	27,337

Total nonperforming assets	$77,303	$85,566

Impaired loans and related information are summarized in the following tables (in thousands):

	December 31
	2010	2009	2008

Loans identified as impaired	$38,303	$46,122	$39,556
Other nonperforming loans	12,282	12,107	—

Total nonperforming loans	50,585	58,229	39,556
Other potential problem loans	110,924	66,725	51,755

Total impaired and potential problem loans	$161,509	$124,954	$91,311

The following table summarizes, by internally assigned risk grade, the risk grade for loans for which the bank has assigned a risk grade (in thousands).

	December 31
	2010					2009
		Special	Sub-				Special	Sub-
	Pass	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$423,474	$48,651	$75,682	$1,121	$548,928	$503,985	$55,806	$37,977	$15,270	$613,038
Real estate — construction	66,766	13,673	47,319	630	128,388	71,516	27,135	37,521	10,080	146,252
Real estate — mortgage	92,610	7,898	20,288	798	121,594	104,379	12,227	12,726	2,817	132,149
Consumer	2	—	—	—	2	2	—	—	—	2
Other	3,448	—	3,903	—	7,351	896	105	—	—	1,001

Total	$586,300	$70,222	$147,192	$2,549	$806,263	$680,778	$95,273	$88,224	$28,167	$892,442

An analysis of the changes in the allowance for credit losses follows (in thousands):

	Years Ended December 31
	2010	2009	2008

Balance, beginning of year	$35,843	$35,805	$30,370
Loans charged off:
Secured by owner-occupied nonfarm nonresidential properties	1,433	3,108	2,745
Secured by other nonfarm nonresidential properties	1,767	4,425	707
Other commercial and industrial	5,852	3,699	1,594

Total Commercial	9,052	11,232	5,046

Construction loans — 1 to 4 family residential	526	2,055	—
Other construction and land development	4,853	10,172	7,339

Total Real estate — construction	5,379	12,227	7,339

Closed-end loans secured by 1 to 4 family residential properties	4,262	4,877	3,740
Lines of credit secured by 1 to 4 family residential properties	2,998	5,233	1,272

Total Real estate — mortgage	7,260	10,110	5,012

Credit cards	291	276	300
Other consumer loans	2,538	4,649	4,771

Total Consumer	2,829	4,925	5,071

Total Other	6,200	—	—

Total chargeoffs	30,720	38,494	22,468

Recoveries of loans previously charged off:
Total Commercial	1,370	605	978
Total Real estate — construction	80	588	95
Total Real estate — mortgage	270	514	243
Total Consumer	647	1,076	1,296
Total Other	10	—	29

Total Recoveries	2,377	2,783	2,641

Net loans charged off	28,343	35,711	19,827
Provision for credit losses	21,252	35,749	25,262

Balance, end of year	$28,752	$35,843	$35,805

The Bank’s policy for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Bank generally considers loans 90 days or more past due and all nonaccrual loans to be impaired.

Note 6 — Premises and equipment
The following is a summary of premises and equipment (in thousands):

	December 31
	2010	2009

Land	$15,312	$15,043
Buildings	21,721	21,974
Equipment	27,866	31,081
Leasehold improvements	1,831	2,109

Premises and equipment, total cost	66,730	70,207
Less, accumulated depreciation	28,288	29,801

Premises and equipment, net	$38,442	$40,406

Depreciation and amortization expense amounting to $3,792,000, $4,630,000 and $4,737,000, for the years ended December 31, 2010, 2009, and 2008, respectively, is included in occupancy expense and furniture and equipment expense in the consolidated statements of income.
Note 7 — Deposits
The aggregate amount of certificates of deposit of $100,000 or more was approximately $247,154,000 and $239,057,000 at December 31, 2010 and 2009, respectively. The accompanying table presents the scheduled maturities of total time deposits at December 31, 2010 (in thousands).

Years ending December 31,
2011	$419,689
2012	43,609
2013	6,739
2014	24,882
2015	513
Thereafter	133

Total time deposits	$495,565

Note 8 — Short-term borrowings and long-term debt
The following is a schedule of short-term borrowings and long-term debt (in thousands, except percentages):

					Maximum
	Balance	Interest Rate		Average	Outstanding
	as of	as of	Average	Interest	at Any
	December 31	December 31	Balance	Rate	Month End
2010
Federal funds purchased and repurchase agreements	$36,000	4.19%	$45,933	4.16%	$46,000
Federal Reserve Bank borrowings	—	N/A	4,708	0.56%	26,500
Trust preferred securities	25,774	1.77%	25,774	1.83%	25,774
FHLB borrowings	112,700	1.53%	123,015	2.51%	162,700

Total	$174,474		$199,430		$260,974

2009
Federal funds purchased and repurchase agreements	$46,000	4.12%	$47,220	4.03%	$53,841
Federal Reserve Bank borrowings	27,600	0.50%	2,467	0.48%	27,600
Trust preferred securities	25,774	1.76%	25,774	2.39%	25,774
FHLB borrowings	165,200	2.86%	149,559	3.15%	174,000

Total	$264,574		$225,020		$281,215

At December 31, 2010, the Bank had a $361,032,000 line of credit with the FHLB under which $162,700,000 was used. The amounts used consist of $112,700,000 in regular FHLB advances and a $50,000,000 letter of credit which the Bank uses as collateral securing deposits from municipalities. This line of credit is secured with FHLB stock, certain pledged securities and a blanket floating lien on qualifying 1 to 4 family residential mortgage loans, home equity loans and commercial real estate. Based upon collateral pledged, as of December 31, 2010, the borrowing capacity under this line was $276,922,000, with $114,222,000 available to be borrowed. In addition to the credit line at the FHLB, the Bank has borrowing capacity at the Federal Reserve Bank totaling $29,988,000, of which there were no borrowings outstanding at December 31, 2010.
Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. Retail repurchase agreements represent short-term borrowings by the Bank, with overnight maturities collateralized by securities issued by the United States Government or its agencies.
FNB Southeast, the banking subsidiary of FNB, sold securities under an agreement to repurchase (a “wholesale repurchase agreement”) on December 8, 2006. This $21,000,000 transaction has a maturity date of December 8, 2016, became callable after one year, and has quarterly calls thereafter at a fixed rate of 4.03%. FNB Southeast also entered into a wholesale repurchase agreement on June 28, 2007. The $15,000,000 transaction has a maturity date of June 28, 2011, became callable after one year, and has quarterly calls thereafter. The transaction has a fixed rate of 4.42%. The investment securities serving as collateral for these two borrowings had a market value of approximately $45,528,000 at December 31, 2010.
FNB and FNB Financial Services Capital Trust I, a Delaware statutory trust (the “Trust,” now wholly owned by the Company), issued and sold in a private placement, on August 26, 2005, $25,000,000 of the Trust’s floating rate preferred securities, with a liquidation amount of $1,000 per preferred security, bearing a variable rate of interest per annum, reset quarterly, equal to 3 month LIBOR plus 1.46% (the “Preferred Securities”) and a maturity date of September 30, 2035. The Preferred Securities become callable after five years. Interest payment dates are March 30, June 30, September 30 and December 30 of each year. The Preferred Securities are fully and unconditionally guaranteed on a subordinated basis by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The entire proceeds from the sale by the Trust to the holders of the Preferred Securities was combined with the entire proceeds from the sale by the Trust to the Company of its common securities (the “Common Securities”), and was used by the Trust to purchase $25,774,000 in principal amount of the Floating Rate Junior Subordinated Notes (the “Junior Subordinated Notes”) of the Company. The Company has not included the Trust in the consolidated financial statements. FNB contributed $24,000,000 of the proceeds from the sale of the Junior Subordinated Notes to FNB Southeast as Tier I Capital to support FNB Southeast’s growth. Currently, regulatory capital rules allow trust preferred securities to be included as a component of regulatory capital for the Company.
The following is a schedule of the components of other borrowings (in thousands):

	2010	2009
Federal Reserve Bank borrowings	$—	$27,600
Wholesale repurchase agreements	36,000	46,000
Junior subordinated notes	25,774	25,774

Total	$61,774	$99,374

Note 9 — Other assets and other liabilities
The components of other assets and liabilities for the years ended December 31 are as follows (in thousands):

	2010	2009
Other assets:
Core deposit intangible	$4,526	$5,252
Accrued interest receivable	7,134	8,313
Deferred compensation	4,080	3,134
Other	5,824	9,646

Total	$21,564	$26,345

Other liabilities:
Accrued interest payable	911	1,534
Accrued compensation	1,009	1,731
Dividends payable	405	335
Retirement plans and deferred compensation	11,055	11,156
Other	2,881	3,282

Total	$16,261	$18,038

Note 10 — Income taxes
The components of income tax expense (benefit) for the years ended December 31 are as follows (in thousands):

	2010	2009	2008
Current tax expense
Federal	$78	$(4,808)	$(70)
State	(50)	(613)	563

Total current	28	(5,421)	493

Deferred tax (benefit) expense
Federal	(359)	(5,133)	(6,121)
State	84	(1,087)	(1,296)

Total deferred	(275)	(6,220)	(7,417)

Total income tax benefit	$(247)	$(11,641)	$(6,924)

The significant components of deferred tax assets at December 31 are as follows (in thousands):

	2010	2009
Deferred tax assets:
Allowance for credit losses	$11,371	$14,142
Non-qualified deferred compensation plans	2,020	1,441
Accrued compensation	286	628
Writedowns on loans and real estate acquired in settlement of loans	3,459	2,694
Net operating losses	17,282	14,140
Pension plans — Other comprehensive income	2,156	2,106
Contribution carryforward	966	900
Other	2,494	3,977
Valuation allowance	(483)	(544)

Total	$39,551	$39,484

Deferred tax liabilities:
Depreciable basis of property and equipment	5,598	5,829
Deferred loan fees	395	438
Net unrealized gain on available for sale securities	2,284	3,026
Other	4,185	4,169

Total	12,462	13,462

Net deferred tax assets	$27,089	$26,022

Management has evaluated the realizability of the recorded deferred tax assets at December 31, 2010. This evaluation included a review of recent improving trends and expected near term levels in the net interest margin, non performing assets, operating expenses and other factors. It also included a current forecast of performance for 2011 as well as projections for several years based on management’s expectations of performance, adjusted to assume a continuation of credit quality issues and future net interest margin erosion. It further included the consideration of the items that have given rise to the deferred tax assets, as well as tax planning strategies. Management has concluded that, with the exception of contribution and tax credit carryforwards which begin expiring in two years, it is more likely than not that the deferred taxes will be realized and therefore, no valuation allowance is necessary, except for those contribution and tax credit carryforwards.
The provision for income taxes differs from that computed by applying the federal statutory rate of 35% as indicated in the following analysis (in thousands, except percentages):

	2010	2009	2008
Tax based on statutory rates	$1,097	$(9,371)	$(22,339)
Increase (decrease) resulting from:
Effect of tax-exempt income	(1,155)	(1,570)	(1,456)
Write off of goodwill	—	—	17,653
State income taxes, net of federal benefit	22	(1,105)	(476)
Income on bank-owned life insurance	(303)	(205)	(386)
Other, net	92	610	80

Total provision (benefit) for income taxes	$(247)	$(11,641)	$(6,924)

Effective tax rate	(7.9%)	(43.5%)	(10.8%)

Note 11 — Lease commitments
The minimum annual lease commitments under noncancelable operating leases in effect at December 31, 2010, are as follows (in thousands):

Years Ending December 31
2011	$1,454
2012	1,329
2013	1,278
2014	1,016
2015	751
Thereafter	664

Total lease commitments	$6,492

Payments under these leases amounted to approximately $1,863,000, $2,671,000 and $2,452,000 for the years ended December 31, 2010, 2009, and 2008, respectively.
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

	2010	2009
Balance, beginning of year	$10,229	$11,575
Amounts removed as a result of director resignations	—	(1,801)
Advances (repayments), net, during year	(1,478)	455

Balance, end of year	$8,751	$10,229

Note 13 — Other operating income and expenses
The components of other operating income and other operating expense for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	Years Ended December 31
	2010	2009	2008

Other operating income:
Bankcard income	$680	$2,228	$2,545
Investment services commissions	1,589	1,186	874
Insurance commissions	65	78	153
Trust income	544	563	571
Income on bank-owned life insurance	1,055	784	1,270
Gain on sale of merchant services	—	1,177	—
Other income	320	419	578

	$4,253	$6,435	$5,991

Other operating expenses:
Advertising	$1,594	$1,428	$1,940
Bankcard expense	567	2,225	2,413
Legal and professional fees	3,029	3,460	3,448
Postage	964	873	1,040
Stationery, printing and supplies	675	590	909
Other expense	6,055	6,747	7,127

	$12,884	$15,323	$16,877

Note 14 — Stock based compensation
The Company recorded $80,000, or less than $0.01 per diluted share, of total stock-based compensation expense during 2010, compared to $117,000, or less than $0.01 per diluted share, in 2009. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related stock options or restricted stock units. This expense had no impact on the Company’s reported cash flows. The stock-based compensation expense is reported under personnel expense in the consolidated statements of income.
To determine the amounts recorded in the financial statements, the fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended December 31, 2008
Dividend yield	7.40%
Risk-free interest rate	2.50%
Expected stock volatility	36.32%
Expected years until exercise	6.25
     There were no stock options granted during 2009 or 2010.
For restricted stock units, the fair value is considered to be the market price on the date the restricted stock unit is granted.
As of December 31, 2010, there was $90,000 of total unrecognized compensation expense related to stock options and restricted stock units granted under the NewBridge Bancorp Amended and Restated Comprehensive Equity Compensation Plan (formerly the LSB Bancshares Inc. Comprehensive Equity Compensation Plan for Directors and Employees) (the “Comprehensive Benefit Plan”). This expense will be fully amortized by March of 2013.
As of December 31, 2010, 31,000 restricted stock units granted to certain executive officers were outstanding. The weighted average fair value of these restricted stock units is $6.58, which was the weighted average closing price of the Company’s common stock on the dates they were granted. The restricted stock units vest based on certain performance criteria that the Company did not meet during 2009, and partially met during 2010. The stock-based compensation expense for these awards was immaterial for the period ended December 31, 2010.
As of December 31, 2010, the Company’s Compensation Committee administered the Company’s five stock-based compensation plans, including two stock-based compensation plans assumed by the Company pursuant to the Merger.
The Company’s Compensation Committee administers the following legacy LSB plans to the extent that awards remain outstanding and unexercised: (a) the 1994 Director Stock Option Plan; and (b) the 1996 Omnibus Stock Incentive Plan (collectively, the “Previous Benefit Plans”). Each of the Previous Benefit Plans has expired and no additional awards may be granted thereunder.
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
The following is a summary of stock option activity and related information for the years ended December 31:

	2010		2009		2008
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding — Beginning of year	896,991	$14.45	1,052,517	$14.32	1,394,517	$14.84
Granted	—	—	—	—	24,000	9.18
Exercised	—	—	—	—	—	—
Forfeited	(75,224)	16.33	(155,526)	13.55	(366,000)	15.96

Outstanding — End of year	821,767	$14.23	896,991	$14.45	1,052,517	$14.32

Exercisable — End of year	742,067	$14.13	811,041	$14.41	940,517	$14.23

The following is a summary of information on outstanding and exercisable options at December 31, 2010:

Options Outstanding				Options Exercisable
		Weighted Average
		Remaining	Weighted
Range of		Contractual Life	Average		Weighted Average
Exercise Prices	Number	(Years)	Exercise Price	Number	Exercise Price
$5.81 — 10.05	219,085	1.95	$8.94	209,585	$8.93
$11.06 — 14.93	114,770	2.70	14.49	114,770	14.49
$15.42 — 16.93	281,537	3.88	15.91	228,037	15.99
$17.10 — 18.00	206,375	3.45	17.43	189,675	17.44

	821,767	3.09	$14.23	742,067	$14.13

Note 15 — Net income (loss) per share
The following is a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share of common stock (in thousands, except share data):

	For the years ended December 31,
	2010	2009	2008
Basic:
Net income (loss) available to common shareholders	$461	$(18,050)	$(57,072)

Weighted average shares outstanding	15,655,868	15,655,868	15,663,719

Net income (loss) per share, basic	$0.03	$(1.15)	$(3.64)

Diluted:
Net income (loss) available to common shareholders	$461	$(18,050)	$(57,072)

Weighted average shares outstanding	15,655,868	15,655,868	15,663,719
Effect of dilutive securities:
Restricted stock units	13,442	—	—
Warrant	431,812	—	—

Weighted average shares outstanding and dilutive potential shares outstanding	16,101,122	15,655,868	15,663,719

Net income (loss) per share, diluted	$0.03	$(1.15)	$(3.64)

On December 31, 2010, there were 821,767 options that were antidilutive since the exercise price exceeded the average market price for the year. There were 13,442 restricted stock units and a warrant to purchase 2,567,255 shares that were dilutive, and the dilutive effect of those restricted stock units and warrant are reflected in the table above.
On December 31, 2009, there were 896,991 options, 15,664 restricted stock units and a warrant to purchase 2,567,255 shares outstanding. On December 31, 2008, there were 1,049,517 options, 12,003 restricted stock units and a warrant to purchase 2,567,255 shares outstanding. In each case the options, the restricted stock units and the warrant were antidilutive as a result of the Company’s net loss for 2009 and 2008.
See Note 21 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a description of the warrant.

Note 16 — Parent company only
The parent company’s principal asset is its investment in its subsidiary, the Bank. The principal source of income of the parent company is dividends received from the Bank. The following presents condensed financial information of the parent company (in thousands):

	2010	2009
Condensed balance sheets
Assets
Cash and due from banks	$6,282	$9,933
Investment in wholly-owned subsidiary	182,831	180,911
Other assets	1,006	1,097

Total assets	$190,119	$191,941

Trust preferred securities	$25,774	$25,774
Other liabilities	1,157	1,563
Shareholders’ equity	163,188	164,604

Total liabilities and shareholders’ equity	$190,119	$191,941

	2010	2009	2008
Condensed statements of income
Dividends from subsidiary	$—	$—	$8,175
Other operating expense	733	824	51,319

Income before equity in undistributed net income of subsidiary	(733)	(824)	(43,144)
Equity in undistributed net income (loss) of subsidiary	4,113	(14,309)	(13,758)

Net income (loss)	$3,380	$(15,133)	$(56,902)

	2010	2009	2008
Condensed statements of cash flows
Cash flows from operating activities
Net income( loss)	$3,380	$(15,133)	$(56,902)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other changes, net	(299)	3,243	49,283
Change in investment in wholly-owned subsidiary	(4,113)	14,309	13,758

Net cash (used in) provided by operating activities	(1,032)	2,419	6,139
Cash flows from investing activities
Investments in wholly-owned subsidiary	—	(16,372)	(26,000)

Net cash provided by (used in) investing activities	—	(16,372)	(26,000)
Cash flows from financing activities
Proceeds from issuance of preferred stock and warrants	—	—	52,372
Dividends paid	(2,619)	(2,422)	(6,122)
Common stock acquired	—	—	(341)
Increase in other liabilities	—	—	38

Net cash provided by (used in) financing activities	(2,619)	(2,422)	45,947

Increase (decrease) in cash	(3,651)	(16,375)	26,086
Cash at beginning of year	9,933	26,308	222

Cash at end of year	$6,282	$9,933	$26,308

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

	Contractual Amount
	2010	2009
Loan commitments	$273,536	$295,041
Credit card lines	22,457	21,790
Standby letters of credit	3,830	3,994

Total commitments and contingent liabilities	$299,823	$320,825

The Bank’s exposure to credit loss in the event of nonperformance by the other party to these commitments is equal to the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
Note 18 — Employee benefit plans
The Company has three defined benefit retirement plans as follows:
•	A pension plan, which is the result of the merger of two legacy pension plans. The first plan was a plan covering substantially all of the former employees of Lexington State Bank, and which was curtailed in December 2006. The second plan was a plan covering substantially all of the former employees of FNB Southeast, which was curtailed prior to the Merger. These two plans were merged into one plan, effective December 31, 2008.

•	A supplemental executive retirement plan (“SERP”) covering certain executive and former executive officers, which was curtailed in 2008; and

•	A retiree health benefit plan, which provides partial health insurance benefits for certain early retired former employees of Lexington State Bank, which was curtailed in 2007.
The disclosures presented represent combined information for all of the employee benefit plans. The retiree health benefit plan is not a material part of the aggregate information.
The pension plan, the retiree health benefit plan and the SERP provide for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and a percentage of qualifying compensation during the employee’s final years of employment. Contributions to the pension plan were based upon the projected unit credited actuarial funding method and comply with the funding requirements of the Employee Retirement Income Security Act. Contributions prior to the curtailments were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Plan assets consist primarily of cash and cash equivalents, U.S. government securities, and securities. The following tables outline the changes in these pension obligations, assets and funded status for the years ended December 31, 2010 and 2009, and the assumptions and components of net periodic pension cost for the two and three years in the period ended December 31, 2010 (in thousands):

	2010	2009
Change in benefit obligation
Projected benefit obligation at beginning of year	$25,716	$24,104
Service cost	42	43
Interest cost	1,523	1,494
Actuarial (gain) loss	1,231	1,346
Benefits paid	(1,409)	(1,271)
Curtailment	—	—

Projected benefit obligation at end of year	27,103	25,716

Change in plan assets
Fair value of plan assets at beginning of year	18,688	14,644
Actual return on plan assets	2,252	4,351
Employer contributions	1,150	964
Benefits paid	(1,408)	(1,271)

Fair value of plan assets at end of year	20,682	18,688

Funded status at end of year
Plan assets less projected benefit obligation	(6,421)	(7,028)
Unrecognized transitional obligation	—	—

Pension asset (liability)	$(6,421)	$(7,028)

	2010	2009
Amounts recognized in the consolidated balance sheets consist of:
Pension liability	$(6,421)	$(7,028)
Deferred tax asset	2,535	3,256
Accumulated comprehensive income, net	3,304	3,227

Net amount recognized	$(582)	$(545)

	2010	2009	2008
Components of net periodic pension cost
Service	$42	$43	$213
Interest	1,523	1,494	1,520
Expected return on plan assets	(1,524)	(1,197)	(1,630)
Amortization of prior service cost	1	1	82
Amortization of transition obligation	—	—	—
Amortization of net gain (loss)	241	416	54
Curtailment	—	—	(241)

Net periodic pension cost	$283	$757	$(2)

Weighted-average assumptions
Discount rate	5.65%	6.00%	6.25%
Expected return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increases	4.50%	4.50%	4.75%
Target asset allocations are established based on periodic evaluations of risk/reward under various economic scenarios and with varying asset class allocations. The near-term and long-term impact on obligations and asset values are projected and evaluated for funding and financial accounting implications. Actual allocation and investment performance is reviewed quarterly. The current target allocation ranges, along with the actual allocation as of December 31, 2010, are included in the accompanying table.

	Market Value as of	Actual Allocation
	December 31, 2010	as of December 31,	Long-Term
Plan Assets	(in thousands)	2010	Allocation Target
Equity securities	$12,155	58.8%	40% - 75%
Debt securities	8,527	41.2%	25% - 60%

Total	$20,682	100%	100%

The assumed expected return on assets considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in the portfolio and the expectation for future returns of each asset class. The expected return of each asset class is weighted based on the target allocation to develop the expected long-term rate of return on assets. This resulted in the selection of the 8.25% rate used in 2010 and to be used for 2011. The required contributions for 2010 were approximately $1,150,000, and the required contributions for 2011 are expected to be approximately $1,106,000. The expected benefit payments for the next ten years are as follows: (1) 2011 - $1,376,000, (2) 2012 — $1,406,000, (3) 2013 — $1,505,000, (4) 2014 — $1,494,000, (5) 2015 - $1,523,000, and (6) 2016 through 2020 — $9,010,000.
The Company also has a separate contributory 401(k) savings plan covering substantially all employees. Prior to year end 2007, the separate plans of the two legacy banks were merged into the current 401(k) savings plan. The 401(k) savings plan allows eligible employees to contribute up to a fixed percentage of their compensation, with the Bank matching a portion of each employee’s contribution. The Bank’s contributions were $792,000 for 2010, $748,000 for 2009 and $878,000 for 2008. The 401(k) savings plan contribution expense is reported under personnel expense in the consolidated statements of income.
Three deferred compensation plans allow the directors of the Company to defer compensation. Each plan participant makes an annual election to either receive that year’s compensation or to defer receipt until his or her death, disability or retirement. The deferred compensation balances of two of these plans are maintained in a rabbi trust. The balances in the trust at December 31, 2010 and 2009 were $4,000,000 and $3,134,000, respectively. The third plan acquires shares of the Company’s common stock in the open market and holds these shares in a trust at cost, as a component of shareholders’ equity, until distributed.
Note 19 — Regulatory matters
The primary source of funds for dividends paid by the Company to its shareholders is dividends received from the Bank plus cash on hand of $6.2 million as of December 31, 2010. The Bank is restricted as to dividend payout by state laws applicable to banks and may pay dividends only out of undivided profits. At December 31, 2010, the Bank had undivided profits of approximately $56.4 million. Additionally, dividends paid by the Company and the Bank may be limited by minimum capital requirements imposed by banking regulators. The Bank is currently restricted from paying dividends to Bancorp unless it receives advance approval from the FDIC and the Commissioner. Additionally, the Company’s Board of Directors has resolved not to declare or pay any dividend, common or preferred, or make any payments on trust preferred securities without the prior approval of the Federal Reserve Bank. During 2008, the Company first reduced its quarterly cash dividend, and later suspended the payment of cash dividends, based on the highly uncertain economic conditions and in the interest of preserving capital. As a consequence of the Company’s participation in the U.S. Department of the Treasury (the “U.S. Treasury”) Capital Purchase Program (the “CPP”), regulatory approval is currently required before the Company may increase dividends payable on its common stock to more than the last quarterly cash dividend ($0.05) declared prior to October 14, 2008.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that as of December 31, 2010, both the Company and the Bank meet all capital adequacy requirements to which they are subject.
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

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total Capital (To Risk Weighted Assets)
Consolidated	$194,931	13.1%	$118,781	≥8.0%	N/A
Bank	188,261	12.7	118,657	≥8.0	$148,321	≥10.0%
Tier 1 Capital (To Risk Weighted Assets)
Consolidated	175,893	11.8	59,390	≥4.0	N/A
Bank	169,242	11.4	59,328	≥4.0	88,992	≥6.0%
Tier 1 Capital (To Average Assets)
Consolidated	175,893	9.7	72,644	≥4.0	N/A
Bank	169,242	9.3	72,551	≥4.0	90,689	≥5.0%

December 31, 2009
Total Capital (To Risk Weighted Assets)
Consolidated	$195,658	12.3%	$127,551	≥8.0%	N/A
Bank	185,579	11.7	127,414	≥8.0	$159,268	≥10.0%
Tier 1 Capital (To Risk Weighted Assets)
Consolidated	175,304	11.0	63,776	≥4.0	N/A
Bank	165,246	10.4	63,707	≥4.0	95,561	≥6.0%
Tier 1 Capital (To Average Assets)
Consolidated	175,304	8.9	78,531	≥4.0	N/A
Bank	165,246	8.4	78,439	≥4.0	98,049	≥5.0%
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
The estimated fair values of financial instruments for the years ending December 31 (in thousands):

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and short term investments	$29,075	$29,075	$44,840	$44,840
Investment securities	325,129	325,129	325,339	325,869
Loans (including held for sale)	1,337,579	1,343,235	1,463,094	1,475,084
Less allowance for loan losses	(28,752)	—	(35,843)	—

Net loans	1,308,827	1,343,235	1,427,251	1,475,084
Financial liabilities:
Deposits	1,452,995	1,455,838	1,499,310	1,504,123
Federal funds purchased and retail repurchase agreements	—	—	—	—
Federal Reserve Bank borrowings	—	—	27,600	27,600
Wholesale repurchase agreements	36,000	37,231	46,000	46,931
Junior subordinated notes	25,774	16,706	25,774	12,586
FHLB borrowings	112,700	113,580	165,200	167,810
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
The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices
	in active markets	Significant other	Significant
	for identical	observable inputs	unobservable inputs
	assets (Level 1)	(Level 2)	(Level 3)
Available for sale securities at December 31, 2010	$—	$314,730	$—
Available for sale securities at December 31, 2009	—	305,382	—
The table below presents the assets measured at fair value on a non-recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices
	in active markets	Significant other	Significant
	for identical	observable inputs	unobservable inputs
	assets (Level 1)	(Level 2)	(Level 3)
Loans held for sale at December 31, 2010	$—	$76,994	$—
Loans held for sale at December 31, 2009	—	6,568	—
Real estate acquired in settlement of loans at December 31, 2010	—	—	26,718
Real estate acquired in settlement of loans at December 31, 2009	—	—	27,337
Core deposit intangible at December 31, 2010	—	—	4,526
Core deposit intangible at December 31, 2009	—	—	5,252
Impaired loans net of allowance at December 31, 2010	—	—	36,368
Impaired loans net of allowance at December 31, 2009	—	—	43,418
Note 21 — U.S. Treasury Capital Purchase Program
Pursuant to the CPP, on December 12, 2008, Bancorp issued and sold to the U.S. Treasury (i) 52,372 shares of Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 2,567,255 shares of Bancorp’s common stock at an exercise price of $3.06 per share, representing an aggregate market price of approximately $7.9 million, for an aggregate purchase price of $52,372,000 in cash. The Warrant may be exercised by U.S. Treasury at any time before it expires on December 12, 2018. Subject to the approval of the federal banking regulators, the Series A Preferred Stock may be redeemed in whole or in part, at any time and from time to time. Once an institution notifies the U.S. Treasury that it would like to repay its investment, the U.S. Treasury must permit repayment subject to consultation with the federal banking regulators. All such redemptions will be at 100% of the issue price, plus any accrued and unpaid dividends. The fair value of the Warrant of $1,497,000 was estimated on the date of the grant using the Black-Scholes option-pricing model. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends of 5 percent for the first five years and 9 percent thereafter.
Note 22 — Pending sale of Virginia operations
On December 21, 2010, the Bank entered into an agreement to sell its Harrisonburg, Virginia operations. Under the terms of the sale, which is expected to be completed during the second quarter of 2011, the Bank will sell deposits of approximately $59.3 million and loans of approximately $73.5 million at book value. The Bank will also sell its branch in Harrisonburg, as well as a parcel of land located in Waynesboro, Virginia. An impairment charge of $339,000 was recorded during the fourth quarter of 2010 for the expected loss on the sale of the real property.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including its CEO, CFO, and Chief Accounting Officer (“CAO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2010. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K, the Company effectively maintained disclosure controls and procedures.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO, CFO and CAO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:
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

The Company’s independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. This Report of Independent Registered Public Accounting Firm is included in Item 8, Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
Management of the Company has evaluated, with the participation of the Company’s CEO, CFO, and CAO, changes in the Company’s internal control over financial reporting during the fourth quarter of 2010. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a) Directors and Executive Officers—The information required by this Item regarding directors, nominees and executive officers of Bancorp is set forth under the Proxy Statement sections captioned “Proposal 1 — Election of Directors,” “Executive Officers of the Company,” and “Board Committees — Audit Committee,” which sections are incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth under the Proxy Statement sections captioned “Compensation Discussion and Analysis”, “Grant of Plan-Based Awards”, “Discussion on Base Salary”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “ Pension Benefits”, “Nonqualified Deferred Compensation”, “Potential Payments Upon Termination or Change in Control”, “Director Compensation”, “Directors’ Fees and Practices”, “Board Committees — Compensation Committee Interlocks and Insider Participation” and “Board Committees — Compensation Committee Report,” which sections are incorporated by reference.
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
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth under the Proxy Statement sections captioned “Proposal 1 — Election of Directors,” “Certain Relationships and Related Transactions,” “Board Committees”, “Board Committees — Compensation Committee Interlocks and Insider Participation,” and “Board Committees — Related Party matters,” which sections are incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is set forth under the Proxy Statement section captioned “Proposal 2: Ratification of Appointment of Grant Thornton as Our Independent Registered Public Accounting Firm for the Fiscal Year Ended December 31, 2011,” which section is incorporated herein by reference.

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
(b) The exhibits to the Form 10-K begin on page 97 of this Report.
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

NEWBRIDGE BANCORP
Date: March 23, 2011	By: /s/ Pressley A. Ridgill
Pressley A. Ridgill,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ pressley a. ridgill	President, Chief Executive Officer, Director	March 23, 2011
Pressley A. Ridgill	(Principal Executive Officer)

/s/ ramsey k. hamadi Ramsey K. Hamadi	Executive Vice President, Chief Financial Officer	March 23, 2011
(Principal Financial Officer)

/s/ richard m. cobb Richard M. Cobb	Senior Vice President, Chief Accounting Officer, Controller	March 23, 2011
(Principal Accounting Officer)

/s/ michael s. albert	Chairman of the Board	March 23, 2011
Michael S. Albert

/s/ Barry Z. Dodson	Vice Chairman of the Board	March 23, 2011
Barry Z. Dodson

/s/ j. david branch	Director	March 24, 2011
J. David Branch

/s/ c. arnold britt	Director	March 23, 2011
C. Arnold Britt

/s/ robert c. clark	Director	March 23, 2011
Robert C. Clark

/s/ Alex A. Diffey, jr.	Director	March 23, 2011
Alex A. Diffey, Jr.

/s/ Joseph H. Kinnarney	Director	March 23, 2011
Joseph H. Kinnarney

/s/ robert f. lowe	Director	March 23, 2011
Robert F. Lowe

Signature	Capacity	Date

/s/ robert v. perkins, ii	Director	March 23, 2011
Robert V. Perkins, II

/s/ mary e. rittling	Director	March 23, 2011
Mary E. Rittling

/s/ burr w. sullivan	Director	March 23, 2011
Burr W. Sullivan

/s/ E. Reid Teague	Director	March 23, 2011
E. Reid Teague

/s/ john f. watts	Director	March 23, 2011
John F. Watts

/s/ g. alfred webster	Director	March 23, 2011
G. Alfred Webster

/s/ Kenan C. Wright	Director	March 23, 2011
Kenan C. Wright

/s/ julius s. young, jr.	Director	March 23, 2011
Julius S. Young, Jr.

EXHIBIT INDEX

Exhibit	Description

21.01	Schedule of Subsidiaries

23.01	Consent of Grant Thornton LLP

31.01	Certification of Pressley A. Ridgill

31.02	Certification of Ramsey K. Hamadi

32.01	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

99.01	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

99.02	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.