Form 10-Q
period 2011-03-31
NEWBRIDGE BANCORP
filed 2011-05-13
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended:
March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
At May 9, 2011, 15,655,868 shares of the registrant’s common stock were outstanding.

NEWBRIDGE BANCORP
FORM 10-Q
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
NewBridge Bancorp and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 31
	2011	December 31
	(Unaudited)	2010

Assets	$42,871	$23,479
Cash and due from banks
Interest-bearing bank balances	9,063	5,596
Loans held for sale	77,584	76,994
Investment securities	276,458	325,129
Loans	1,254,630	1,260,585
Less allowance for credit losses	(29,057)	(28,752)

Net loans	1,225,573	1,231,833
Premises and equipment	39,007	38,442
Real estate acquired in settlement of loans	26,329	26,718
Bank-owned life insurance	30,741	30,317
Deferred tax assets	28,877	27,089
Other assets	25,150	21,564

Total assets	$1,781,653	$1,807,161

Liabilities
Deposits:
Non-interest bearing	$165,534	$161,734
Savings, NOW and money market accounts	823,749	795,696
Time deposits	466,013	495,565

Total deposits	1,455,296	1,452,995
Borrowings from the Federal Home Loan Bank	87,700	112,700
Other borrowings	61,774	61,774
Accrued expenses and other liabilities	15,497	16,504

Total liabilities	1,620,267	1,643,973

Shareholders’ Equity
Preferred stock, par value $.01 per share:
Authorized 10,000,000 shares; issued and outstanding (liquidation preference $1,000 per share) — 52,372	51,565	51,490
Common stock, par value $5 per share:
Authorized 50,000,000 shares; issued and outstanding — 15,655,868	78,279	78,279
Paid-in capital	87,059	87,048
Directors’ deferred compensation plan	(575)	(618)
Retained deficit	(51,734)	(52,016)
Accumulated other comprehensive income (loss)	(3,208)	(995)

Total shareholders’ equity	161,386	163,188

Total liabilities and shareholders’ equity	$1,781,653	$1,807,161

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Income
(Unaudited; dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2011	2010

Interest Income
Interest and fees on loans	$17,236	$19,430
Interest on investment securities:
Taxable	3,474	2,680
Tax exempt	191	1,119
Interest-bearing bank balances and Federal funds sold	4	21

Total interest income	20,905	23,250

Interest Expense
Deposits	2,687	4,302
Borrowings from the Federal Home Loan Bank	348	1,101
Other borrowings	492	609

Total interest expense	3,527	6,012

Net interest income	17,378	17,238
Provision for credit losses	6,073	3,723

Net interest income after provision for credit losses	11,305	13,515

Noninterest Income
Service charges on deposit accounts	1,570	1,865
Fee income	980	987
Mortgage banking services	425	214
Gain on sale of investment securities	1,961	—
Writedowns and loss on sale of real estate acquired in settlement of loans	(1,486)	(1,442)
Other	1,084	889

Total noninterest income	4,534	2,513

Noninterest Expense
Personnel	7,290	7,814
Occupancy	1,043	1,135
Furniture and equipment	964	1,182
Technology and data processing	918	1,154
FDIC insurance	795	900
Other	3,384	3,367

Total noninterest expense	14,394	15,552

Income before income taxes	1,445	476
Income tax expense	433	103

Net Income	1,012	373
Dividends and accretion on preferred stock	(730)	(730)

Net Income (Loss) available to common shareholders	$282	$(357)

Earnings (loss) per share:
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)

Weighted average shares outstanding:
Basic	15,655,868	15,655,868
Diluted	16,697,944	15,655,868
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Three months ended March 31, 2011 and 2010
(Unaudited; Dollars in thousands)

					Directors’		Accumulated
					Deferred	Retained	Other	Total
	Preferred	Common Stock		Paid-in	Compensation	Earnings	Comprehensive	Shareholders’
	Stock	Shares	Amount	Capital	Plan	(Deficit)	Income (Loss)	Equity

Balances at December 31, 2009	$51,190	15,655,868	$78,279	$86,969	$(634)	$(52,477)	$1,277	$164,604
Net Income						373		373
Change in unrealized gain on securities available for sale, net of deferred income taxes							390	390

Comprehensive income (loss)								763
Dividends and accretion on preferred stock	75					(730)		(655)
Stock-based compensation expense				20				20

Balances at March 31, 2010	$51,265	15,655,868	$78,279	$86,989	$(634)	$(52,834)	$1,667	$164,732

Balances at December 31, 2010	$51,490	15,655,868	$78,279	$87,048	$(618)	$(52,016)	$(995)	$163,188
Net Income						1,012		1,012
Change in unrealized gain on securities available for sale, net of deferred income taxes							(2,213)	(2,213)

Comprehensive income (loss)								(1,201)
Dividends and accretion on preferred stock	75					(730)		(655)
Stock-based compensation expense				11				11
Common stock distributed					43			43

Balances at March 31, 2011	$51,565	15,655,868	$78,279	$87,059	$(575)	$(51,734)	$(3,208)	$161,386

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

	Three Months Ended
	March 31
	2011	2010

Cash Flow from operating activities
Net Income	$1,012	$373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,454	1,626
Decrease in deferred income taxes	427	346
Decrease in income taxes receivable	—	2,728
Increase in income earned but not received	(258)	(452)
Decrease in interest accrued but not paid	(133)	(228)
Net increase in other assets	(3,300)	(8)
Net increase (decrease) in other liabilities	(874)	1,562
Provision for credit losses	6,073	3,723
Gain on sale of loans held for sale	(425)	(214)
Originations of loans held for sale	(20,692)	(31,697)
Proceeds from sales of loans held for sale	20,528	29,763
Loss on sale of premises, equipment and real estate acquired in settlement of loans	72	593
Stock based compensation	11	20

Net cash provided by operating activities	3,895	8,135

Cash Flow from investing activities
Purchases of securities available for sale	(3,651)	(21,149)
Purchases of securities held to maturity	—	(23,160)
Proceeds from sales/maturities of securities available for sale	50,494	18,281
Gain on sales of securities available for sale	(1,961)	—
Net (increase) decrease in loans made to customers	(3,765)	20,662
Proceeds from sale of premises, equipment and real estate acquired in settlement of loans	2,545	2,410
Expenditures for improvements to real estate acquired in settlement of loans, net of income received	16	42
Purchases of premises and equipment	(1,403)	(1,515)

Net cash provided by (used for) investing activities	42,275	(4,429)

Cash Flow from financing activities
Net increase in demand deposits, NOW, money market and savings accounts	31,853	61,352
Net decrease in time deposits	(29,552)	(15,410)
Net decrease in other borrowings	—	(27,638)
Net decrease in borrowings from Federal Home Loan Bank	(25,000)	(12,000)
Dividends paid	(655)	(655)
Common stock distributed (acquired)	43	—

Net cash provided by (used for) financing activities	(23,311)	5,649

Increase in cash and cash equivalents	22,859	9,355
Cash and cash equivalents at the beginning of the period	29,075	44,840

Cash and cash equivalents at the end of the period	$51,934	$54,195

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited; dollars in thousands)

	Three Months Ended
	March 31
	2011	2010

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$3,660	$6,240
Income Taxes	—	—

Supplemental disclosures of noncash transactions
Transfer of loans to real estate acquired in settlement of loans	$3,658	$5,872
Accretion on U.S. Treasury preferred stock	75	75
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	(3,640)	1,184
Change in deferred income taxes	1,427	(794)
Change in shareholders’ equity	(2,213)	390
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and provisions for credit losses considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
As of March 31, 2011, the Bank operated four active non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. (“Peoples Finance”), LSB Properties, Inc. (“LSB Properties”), Henry Properties, LLC (“Henry Properties”) and Prince George Court Holdings, Inc. (“Prince George”). Peoples Finance, a NC licensed finance company, with approximately $0.6 million of loans outstanding as of March 31, 2011, is no longer actively soliciting loans. LSB Properties, Henry Properties and Prince George together own the real estate acquired in settlement of loans of the Bank.
The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2011 (SEC File No. 000-11448) (the “Annual Report”). This Quarterly Report should be read in conjunction with the Annual Report.
Recent accounting pronouncements
In July 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-20, Receivables (ASC 310) — “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU requires new disclosures and clarifies existing disclosure requirements about the nature of credit risk inherent in an entity’s loan portfolio; how that risk is analyzed and assessed in arriving at the allowance for loan losses; and the changes and reasons for those changes in the allowance for loan losses. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting, as well as clarify the requirements for existing disclosures. ASU 2010-20 became effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. In January 2011, the FASB delayed the effective date of the portion of ASU 2010-20 related to troubled debt restructurings to June 2011. The Company adopted the required portions of ASU-

2010-20 as of December 31, 2010, which only impacted disclosures. The Company does not expect the adoption of the remainder of ASU 2010-20 to have a material impact on its financial condition or results of operations.
In April 2011, the FASB issued Update ASU No. 2011-02 Receivables (ASC 310) — “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments clarify guidance on whether a restructuring constitutes a troubled debt restructuring. The creditor must separately conclude that both of the following exist 1) the restructuring constitutes a concession, and 2) the debtor is experiencing financial difficulties. The amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Management is currently evaluating the impact that this accounting standard may have on the Company’s consolidated financial statements.
Reclassification
Certain items for 2010 have been reclassified to conform to the 2011 presentation. Such reclassifications had no effect on net income, total assets or shareholders’ equity as previously reported.
Note 2 — Net Income (Loss) Per Share
Basic and diluted net income (loss) per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options or warrants were exercised, or restricted stock vested, resulting in the issuance of common stock sharing in the net income of the Company. A summary of basic and diluted net income (loss) per share follows (in thousands, except per share data):

	For the three months ended March 31
	2011	2010
Basic:
Net income (loss) available to common shareholders	$282	$(357)

Weighted average shares outstanding	15,655,868	15,655,868

Net income (loss) per share, basic	$0.02	$(0.02)

Diluted:
Net income (loss) available to common shareholders	$282	$(357)

Weighted average shares outstanding	15,655,868	15,655,868
Effect of dilutive securities:
Stock options	—	—
Restricted stock units	13,442	—
Warrant	1,028,634	—

Weighted average shares outstanding and dilutive potential shares outstanding	16,697,944	15,655,868

Net income (loss) per share, diluted	$0.02	$(0.02)

Note 3 — Investment Securities
Investment securities consist of the following (in thousands):

	March 31, 2011
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency securities	$96,274	$21	$(2,770)	$93,525
Mortgage backed securities	33,682	2,508	—	36,190
State and municipal obligations	17,384	16	(1,575)	15,825
Corporate bonds	82,891	1,601	(598)	83,894
Collateralized mortgage obligations	29,876	844	(68)	30,652
Federal Home Loan Bank stock	10,399	—	—	10,399
Other equity securities	5,775	198	—	5,973

Total	$276,281	$5,188	$(5,011)	$276,458

	December 31, 2010
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency securities	$109,274	$267	$(2,017)	$107,524
Mortgage backed securities	55,989	4,320	—	60,309
State and municipal obligations	17,380	13	(1,982)	15,411
Corporate bonds	82,816	2,309	(612)	84,513
Collateralized mortgage obligations	39,679	823	(90)	40,412
Federal Home Loan Bank stock	10,399	—	—	10,399
Other equity securities	5,775	786	—	6,561

Total	$321,312	$8,518	$(4,701)	$325,129

All securities were classified as available for sale as of each date presented.
The following is a schedule of securities in a loss position as of March 31, 2011 (in thousands):

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency securities	$89,504	$(2,770)	$—	$—	$89,504	$(2,770)
State and municipal obligations	8,986	(714)	5,257	(861)	14,243	(1,575)
Corporate bonds	28,040	(598)	—	—	28,040	(598)
Collateralized mortgage obligations	—	—	2,822	(68)	2,822	(68)
Other equity securities	—	—	—	—	—	—

Total securities	$126,530	$(4,082)	$8,079	$(929)	$134,609	$(5,011)

Investment securities with an amortized cost of $100,170,000 and $98,111,000, as of March 31, 2011, and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes. The Bank has obtained $50,000,000 in letters of credit, which are used in lieu of securities to pledge against public deposits.
Investment securities with a book value of $31,510,000 were sold during the three months ended March 31, 2011 to dispose of agency mortgage backed securities with an average life of 1 year or less that had significant gain positions and to reduce the Company’s exposure to corporate debt securities and certain types of collateralized mortgage obligations. The Company recognized a gain of $1,961,000 on the sale of those securities. No investment securities were sold during the three months ended March 31, 2010.

Note 4 — Loans and Allowance for Credit Losses
Loans are summarized as follows (in thousands):

	March 31,	December 31
	2011	2010

Secured by owner-occupied nonfarm nonresidential properties	$233,012	$222,889
Secured by other nonfarm nonresidential properties	158,531	159,086
Other commercial and industrial	139,420	134,011

Total Commercial	530,963	515,986
Construction loans — 1 to 4 family residential	16,451	16,736
Other construction and land development	111,914	122,382

Total Real estate — construction	128,365	139,118
Closed-end loans secured by 1 to 4 family residential properties	299,303	304,640
Lines of credit secured by 1 to 4 family residential properties	217,509	219,557
Loans secured by 5 or more family residential properties	24,821	20,207

Total Real estate — mortgage	541,633	544,404
Credit cards	7,575	7,749
Other revolving credit plans	9,266	9,042
Other consumer loans	32,148	36,224

Total Consumer	48,989	53,015
Loans to other depository institutions	—	3,800
All other loans	4,680	4,262

Total Other	4,680	8,062

Total loans	1,254,630	1,260,585
Loans held for sale	77,584	76,994

Total loans and loans held for sale	$1,332,214	$1,337,579

Nonperforming assets are summarized as follows (in thousands):

	March 31	December 31
	2011	2010

Commercial nonaccrual loans, not restructured	$18,528	$23,453
Commercial nonaccrual loans, restructured	12,215	11,190
Non-commercial nonaccrual loans	11,680	8,537

Total nonaccrual loans	42,423	43,180
Troubled debt restructured, accruing	7,531	7,378
Accruing loans which are contractually past due 90 days or more	32	27

Total nonperforming loans	49,986	50,585
Real estate acquired in settlement of loans	26,329	26,718

Total nonperforming assets	$76,315	$77,303

Nonperforming loans to loans outstanding at end of period	3.98%	4.01%
Nonperforming assets to total assets at end of period	4.28%	4.28%
Allowance for credit losses to non-performing loans	58.13%	56.84%

The aging of loans is summarized in the following table (in thousands):

	30-89 days	90 + days	Nonaccrual	Total past due		Total loans
	Past due	Past due	Loans	+ nonaccrual	Current	Receivable
March 31, 2011
Secured by owner-occupied nonfarm nonresidential properties	$1,610	$—	$6,963	$8,573	$224,439	$233,012
Secured by other nonfarm nonresidential properties	—	—	1,929	1,929	156,602	158,531
Other commercial and industrial	1,335	—	601	1,936	137,484	139,420

Total Commercial	2,945	—	9,493	12,438	518,525	530,963

Construction loans — 1 to 4 family residential	107	—	2,359	2,466	13,985	16,451
Other construction and land development	1,688	—	14,033	15,721	96,193	111,914

Total Real estate — construction	1,795	—	16,392	18,187	110,178	128,365

Closed-end loans secured by 1 to 4 family residential properties	8,253	—	13,288	21,541	277,762	299,303
Lines of credit secured by 1 to 4 family residential properties	3,027	—	2,254	5,281	212,228	217,509
Loans secured by 5 or more family residential properties	2,927	—	558	3,485	21,336	24,821

Total Real estate — mortgage	14,207	—	16,100	31,037	511,326	541,633

Credit cards	93	32	—	125	7,450	7,575
Other revolving credit plans	157	—	21	178	9,088	9,266
Other consumer loans	635	—	417	1,052	31,096	32,148

Total Consumer	885	32	438	1,355	47,634	48,989

Loans to other depository institutions	—	—	—	—	—	—
All other loans	—	—	—	—	4,680	4,680

Total Other	—	—	—	—	4,680	4,680

Total loans	19,832	32	42,423	62,287	1,192,343	1,254,630
Loans held for sale	730	—	—	730	76,854	77,584

Total loans and loans held for sale	$20,562	$32	$42,423	$63,017	$1,269,197	$1,332,214

December 31, 2010
Secured by owner-occupied nonfarm nonresidential properties	$2,619	$—	$5,953	$8,572	$214,317	$222,889
Secured by other nonfarm nonresidential properties	1,767	—	1,076	2,843	156,243	159,086
Other commercial and industrial	2,641	—	1,875	4,516	129,495	134,011

Total Commercial	7,027	—	8,904	15,931	500,055	515,986

Construction loans — 1 to 4 family residential	1,166	—	2,666	3,832	12,904	16,736
Other construction and land development	3,354	—	13,925	17,279	105,103	122,382

Total Real estate — construction	4,520	—	16,591	21,111	118,007	139,118

Closed-end loans secured by 1 to 4 family residential properties	10,444	—	10,830	21,274	283,366	304,640
Lines of credit secured by 1 to 4 family residential properties	4,549	—	1,611	6,160	213,397	219,557
Loans secured by 5 or more family residential properties	147	—	1,004	1,151	19,056	20,207

Total Real estate — mortgage	15,140	—	13,445	28,585	515,819	544,404

Credit cards	122	27	—	149	7,600	7,749
Other revolving credit plans	226	—	11	237	8,805	9,042
Other consumer loans	847	—	429	1,276	34,948	36,224

Total Consumer	1,195	27	440	1,662	51,353	53,015

Loans to other depository institutions	—	—	3,800	3,800	—	3,800
All other loans	—	—	—	—	4,262	4,262

Total Other	—	—	3,800	3,800	4,262	8,062

Total loans	27,882	27	43,180	71,089	1,189,496	1,260,585
Loans held for sale	359	—	—	359	76,635	76,994

Total loans and loans held for sale	$28,241	$27	$43,180	$71,448	$1,266,131	$1,337,579

Impaired loans and related information are summarized in the following tables (in thousands):

	March 31	December 31
	2011	2010

Loans identified as impaired	$36,497	$38,303
Other nonperforming loans	13,489	12,282

Total nonperforming loans	49,986	50,585
Other potential problem loans	96,509	110,924

Total impaired and potential problem loans	$146,495	$161,509

		Impaired Loans
	Recorded	Unpaid principal	Specific
	Balance	Balance	Allowance

March 31, 2011
Loans without a specific valuation allowance
Commercial	3,838	3,977	—
Real estate — construction	10,813	15,343	—
Real estate — mortgage	7,753	8,279	—
Consumer	111	111	—

Loans with a specific valuation allowance
Commercial	3,709	3,905	1,111
Real estate — construction	3,616	3,941	210
Real estate — mortgage	6,548	6,548	753
Consumer	109	109	109

Total impaired loans
Commercial	7,547	7,882	1,111
Real estate — construction	14,429	19,284	210
Real estate — mortgage	14,301	14,827	753
Consumer	220	220	109

December 31, 2010
Loans without a specific valuation allowance
Commercial	4,651	5,437	—
Real estate — construction	12,489	17,165	—
Real estate — mortgage	6,633	7,676	—
Consumer	112	112	—
Other	3,800	10,000	—

Loans with a specific valuation allowance
Commercial	1,375	1,482	578
Real estate — construction	1,606	2,577	251
Real estate — mortgage	7,290	7,290	976
Consumer	347	347	122
Other	—	—	—

Total impaired loans
Commercial	6,026	6,919	578
Real estate — construction	14,095	19,742	251
Real estate — mortgage	13,923	14,966	976
Consumer	459	459	122
Other	3,800	10,000	—
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

	March 31					December 31
	2011					2010
		Special	Sub-				Special	Sub-
	Pass	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total

Commercial	$405,996	$48,966	$76,194	$401	$531,557	$423,474	$48,651	$75,682	$1,121	$548,928
Real estate — construction	60,789	18,589	32,787	576	112,741	66,766	13,673	47,319	630	128,388
Real estate — mortgage	79,688	6,817	23,431	1,023	110,959	92,610	7,898	20,288	798	121,594
Consumer	—	—	—	—	—	2	—	—	—	2
Other	4,084	—	—	—	4,084	3,448	—	3,903	—	7,351

Total	$550,557	$74,372	$132,412	$2,000	$759,341	$586,300	$70,222	$147,192	$2,549	$806,263

An analysis of the changes in the allowance for credit losses follows (in thousands):

	Three Months Ended
	March 31
	2011	2010

Balance, beginning of period	$28,752	$35,843
Loans charged off:
Commercial	1,200	1,210
Real estate — construction	1,134	856
Real estate — mortgage	2,197	1,690
Consumer	380	762
Other	1,300	—

Total chargeoffs	6,211	4,518
Recoveries of loans previously charged off:
Commercial	137	193
Real estate — construction	86	47
Real estate — mortgage	113	55
Consumer	103	181
Other	4	—

Total recoveries	443	476

Net loans charged off	5,768	4,042

Provision for loan losses	6,073	3,723

Balance, end of period	$29,057	$35,524

Loans totaling $77,584,000 and $76,994,000, as of March 31, 2011 and December 31, 2010, respectively, were held for sale, and stated at the lower of cost or market on an individual basis.

Loans totaling $563,282,000 and $569,896,000, as of March 31, 2011 and December 31, 2010, respectively, were pledged to secure lines of the credit with the Federal Home Loan Bank and Federal Reserve Bank.
Note 5 — Stock Compensation Plans
The Company recorded $11,000, or less than $0.01 per diluted share and $20,000, or less than $0.01 per diluted share, of total stock-based compensation expense for the three-month periods ended March 31, 2011 and March 31, 2010, respectively. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related stock options or restricted stock grants and is reported under personnel expense. This expense had no impact on the Company’s reported cash flows. As of March 31, 2011, there was $79,000 of total unrecognized stock-based compensation expense. This expense will be fully recognized by March of 2013.
For purposes of determining estimated fair value of the stock options and restricted stock grants, the Company has computed the estimated fair values of all stock-based compensation using the Black-Scholes option pricing model and, for stock options and restricted stock grants granted prior to December 31, 2010, has applied the assumptions set forth in the Annual Report. During the first quarter of 2011, no stock options or restricted stock grants were granted to employees or directors.
Note 6 — Fair Value of Financial Instruments
The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices
	in active markets	Significant other	Significant
	for identical	observable inputs	unobservable inputs
	assets (Level 1)	(Level 2)	(Level 3)
Available for sale securities at March 31, 2011	$—	$266,059	$10,399
Available for sale securities at December 31, 2010	—	314,730	10,399
The table below presents the assets measured at fair value on a non-recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices
	in active markets	Significant other	Significant
	for identical	observable inputs	unobservable inputs
	assets (Level 1)	(Level 2)	(Level 3)
Loans held for sale at March 31, 2011	$—	$77,584	$—
Loans held for sale at December 31, 2010	—	76,994	—
Real estate acquired in settlement of loans at March 31, 2011	—	—	26,329
Real estate acquired in settlement of loans at December 31, 2010	—	—	26,718
Core deposit intangible at March 31, 2011	—	—	4,345
Core deposit intangible at December 31, 2010	—	—	4,526
Impaired loans, net of allowance at March 31, 2011	—	—	34,313
Impaired loans, net of allowance at December 31, 2010	—	—	36,368

Note 7 — U.S. Treasury Capital Purchase Program
Pursuant to the U.S. Department of the Treasury (the “U.S. Treasury”) Capital Purchase Program (the “CPP”), on December 12, 2008, the Company issued and sold to the U.S. Treasury (i) 52,372 shares of Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 2,567,255 shares of the Company’s common stock at an exercise price of $3.06 per share, for an aggregate purchase price of $52,372,000 in cash. The Warrant may be exercised by U.S. Treasury at any time before it expires on December 12, 2018. The fair value of the Warrant of $1,497,000 was estimated on the date of the grant using the Black-Scholes option-pricing model. The Series A Preferred Stock pays cumulative dividends of five percent for the first five years and nine percent thereafter, unless the Company redeems the shares.

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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of Bancorp including but not limited to Bancorp’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation: (1) recently enacted legislation, or legislation enacted in the future, or any proposed federal programs may subject Bancorp to increased regulation and may adversely affect Bancorp; (2) the strength of the United States economy generally, and the strength of the local economies in which Bancorp conducts operations, may be different than expected, resulting in, among other things, a continued deterioration in credit quality, including the resultant effect on Bancorp’s loan portfolio and allowance for credit losses; (3) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”); (4) inflation, deflation, interest rate, market and monetary fluctuations; (5) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate and market liquidity conditions) and the impact of such conditions on Bancorp’s capital markets and capital management activities; (6) the timely development of competitive new products and services by Bancorp and the acceptance of these products and services by new and existing customers; (7) the willingness of customers to accept third party products marketed by Bancorp; (8) the willingness of customers to substitute competitors’ products and services for Bancorp’s products and services and vice versa; (9) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking and securities); (10) technological changes; (11) changes in consumer spending and saving habits; (12) the effect of corporate restructurings, acquisitions and/or dispositions, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (13) the current stresses in the financial and real estate markets, including possible continued deterioration in property values; (14) unanticipated regulatory or judicial proceedings; (15) the impact of changes in accounting policies by the Securities and Exchange Commission (the “SEC”); (16) adverse changes in financial performance and/or condition of Bancorp’s borrowers which could impact repayment of such borrowers’ outstanding loans; and (17) Bancorp’s success at managing the risks involved in the foregoing. Bancorp cautions that the foregoing list of important factors is not exhaustive. See also those risk factors identified in the section headed “Risk Factors”, beginning on page 14 of Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2011 (the “Annual Report”). Bancorp undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time by or on behalf of Bancorp.

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
Commercial banking in North Carolina is extremely competitive, due in large part to intrastate and interstate branching laws. Many of the Company’s competitors are significantly larger and have greater resources. The Company continues to encounter significant competition from a number of sources, including bank holding companies, financial holding companies, commercial banks, thrift institutions, credit unions and other financial institutions and financial intermediaries. The Company competes in its market areas with some of the largest banking organizations in the Southeast and nationally, almost all of which have numerous branches in NC. The Company’s competition is not limited to financial institutions based in NC. The enactment of federal legislation authorizing nationwide interstate banking has greatly increased the size and financial resources of some of the Company’s competitors. Many of its competitors have substantially higher lending limits due to their greater total capitalization, and many perform functions for their customers that the Company generally does not offer. The Company primarily relies on providing quality products and services at a competitive price within its market areas. As a result of interstate banking legislation, the Company’s market is open to future penetration by banks located in other states.
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

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Net Interest Income
The primary source of earnings for the Bank is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities. Cost of funds is the interest paid on interest-bearing deposits and borrowed funds.
Net interest income for the first quarter of 2011, on a taxable equivalent basis, was $17.5 million, a decrease of $278,000 million or 1.6%, from $17.7 million for the first quarter of 2010. Average earning assets in the first quarter of 2011 decreased $157.6 million, or 8.7%, to $1.66 billion, compared to $1.81 billion in the first quarter of 2010. Average interest-bearing liabilities for the first quarter of 2011 decreased $153.2 million, or 9.5%, to $1.46 billion, compared to $1.61 billion for the first quarter of 2010. The impact on net interest income caused by the decrease in earning assets was largely offset by an increase in taxable-equivalent net interest margin, which increased to 4.28% for the first quarter of 2011, compared to 3.97% for the first quarter of 2010, an increase of 31 basis points.
The increase in net interest margin was due to the Company’s continued shift in focus away from higher cost time deposits and towards checking accounts and other core deposit relationships. The total balances in the Company’s “FastForward Checking” product grew from $128.3 million at March 31, 2010 to $215.1 million at March 31, 2011. The average yield on earning assets during the first quarter of 2011 was 17 basis points lower than the average yield on earning assets during the comparable period in 2010, while the average rate on interest-bearing liabilities decreased by 53 basis points during the same time period, which resulted in an increase in the interest rate spread in the first quarter of 2011 of 36 basis points compared to the first quarter of 2010. The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three months ended March 31, 2011 and 2010.

(Fully taxable equivalent basis1, in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans receivable[2]	$1,335,001	$17,236	5.24%	$1,452,707	$19,430	5.42%
Taxable securities	288,312	3,453	4.86	224,486	2,672	4.83
Tax exempt securities	15,683	282	7.30	104,284	1,629	6.34
FHLB stock	10,399	21	0.83	11,627	8	0.27
Interest-bearing bank balances	7,579	4	0.21	21,450	21	0.40
Federal funds sold	—	—	—	—	—	—

Total earning assets	1,656,974	20,996	5.14	1,814,554	23,760	5.31

Non-earning assets:
Cash and due from banks	27,999			26,985
Premises and equipment	38,649			40,612
Other assets	107,225			108,799
Allowance for credit losses	(29,894)			(36,705)

Total assets	$1,800,953	$20,996		$1,954,244	$23,760

Interest-bearing liabilities:
Savings deposits	$40,190	$10	0.10%	$40,433	$10	0.10%
NOW deposits	440,366	751	0.69	290,123	588	0.82
Money market deposits	317,761	552	0.70	354,494	807	0.92
Time deposits	472,488	1,374	1.18	681,715	2,897	1.72
Other borrowings	62,252	492	3.21	90,346	609	2.73
Borrowings from Federal Home Loan Bank	124,634	348	1.13	153,811	1,101	2.90

Total interest-bearing liabilities	1,457,691	3,527	0.98	1,610,922	6,012	1.51

Other liabilities and shareholders’ equity:
Demand deposits	163,633			159,568
Other liabilities	17,121			19,185
Shareholders’ equity	162,508			164,569

Total liabilities and shareholders’ equity	$1,800,953	3,527		$1,954,244	6,012

Net interest income and net interest margin[3]		$17,469	4.28%		$17,748	3.97%

Interest rate spread[4]			4.16%			3.80%

[1]
Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $91 for 2011 and $510 for 2010.

[2]
The average loans receivable balances include non-accruing loans. Amortization of loan fees, net of deferred costs, of $209 and $268 for the three months ended March 31, 2011 and 2010, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense
In the first quarter of 2011, noninterest income increased to $4.5 million, from $2.5 million during the same period in 2010. The Company recognized gains on the sale of investment securities of $2.0 million during the first quarter of 2011. No investment securities were sold during the three months ended March 31, 2010. Service charge income decreased 15.8% to $1.6 million in the first quarter of 2011 from $1.9 million in the first quarter of 2010, due primarily to ongoing regulatory changes in the industry and changes in consumer behavior. Mortgage revenue increased to $425,000 in the first quarter of 2011, compared to $214,000 in the first quarter of 2010.
In the first quarter of 2011, noninterest expense decreased to $14.4 million from $15.6 million in the first quarter of 2010. Personnel expense decreased to $7.3 million in the first quarter of 2011 from $7.8 million in the first quarter of 2010, primarily as a result of headcount reductions from branches closed in 2010. In addition, the Company recorded decreases in automated services expense, occupancy costs, furniture and equipment expenses and legal and professional fees as a result of the Company’s continued focus on a disciplined cost management culture.
The following table presents the details of Other Noninterest Income and Expense.
Other Noninterest Income and Expense (in thousands)

	Three Months Ended
	March 31,		Percentage
	2011	2010	Variance

Other operating income:
Bankcard income	$156	$183	(14.8)%
Investment services commissions	352	380	(7.4)
Insurance commissions	20	20	0.0
Trust income	194	143	35.7
Income on bank-owned life insurance	408	191	43.5
Other income	(46)	(28)	113.6

	$1,084	889	21.9

Other operating expenses:
Advertising	$437	$390	12.1%
Bankcard expense	107	163	(34.4)
Legal and professional fees	625	724	(13.7)
Postage	214	211	1.4
Telephone	150	189	(20.6)
Amortization of core deposit intangible	182	182	0.0
OREO expense	389	332	17.2
Stationery, printing and supplies	146	139	5.0
Other expense	1,134	1,037	9.4

	$3,384	$3,367	0.5

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
At March 31, 2011, the allowance for credit losses was $29.1 million or 2.18% of total loans outstanding compared to $28.8 million or 2.15% of loans outstanding at December 31, 2010, and $35.5 million or 2.28% of loans outstanding at March 31, 2010. At March 31, 2011, the allowance for credit losses was 58.13% of nonperforming loans compared to 56.84% at December 31, 2010 and 62.64% at March 31, 2010. Based on analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for credit losses to be adequate. Additional information regarding the allowance for credit losses is presented in the table headed “Asset Quality Analysis”, on the following page.
Nonperforming loans totaled $50.0 million at March 31, 2011, compared to $50.6 million at December 31, 2010 and $56.7 million at March 31, 2010. The decrease from the 2010 year end and from the prior year is primarily driven by decreases in non-accrual loans. Real estate acquired in settlement of loans (“OREO”) was $26.3 million at March 31, 2011, $26.7 million at December 31, 2010, and $29.3 million at March 31, 2010. Approximately $3.7 million was transferred from loans into OREO and approximately $2.5 million of such assets were disposed of during the first three months of 2011. A net loss of $1.5 million has been recorded on disposition and writedowns of OREO in the current year, compared to a net loss of $1.4 million in the first quarter of 2010. The Company recorded $389,000 of expenses on OREO during the first three months of 2011, compared to $332,000 million in the first quarter of 2010. Nonperforming assets (comprised of nonaccrual loans, restructured loans and OREO) totaled $76.3 million, or 4.28% of total assets, at March 31, 2011, compared to $77.3 million, or 4.28% of total assets, at December 31, 2010 and $86.0 million, or 4.40% of total assets, a year ago.
The provision for credit losses charged to operations for the three months ended March 31, 2011 totaled $6.1 million, compared to $3.7 million for the three months ended March 31, 2010. Net charge-offs for the three months ended March 31, 2011 were $5.8 million, or 1.86% of average loans held for investment on an annualized basis, compared to net charge-offs of $4.0 million, or 1.15% of average loans held for investment on an annualized basis, for the three months ended March 31, 2010.

	Three Months Ended		Year Ended	Three Months Ended
Asset Quality Analysis	March 31		December 31	March 31
(Dollars in thousands)	2011		2010	2010

Allowance for credit losses:
Balance, beginning of period	$28,752		$35,843	$35,843
Loans charged off
Commercial	1,200		9,052	1,210
Real estate — construction	1,134		5,379	856
Real estate — mortgage	2,197		7,260	1,690
Consumer	380		2,829	762
Other	1,300		6,200	—

Total chargeoffs	6,211		30,720	4,518
Recoveries of loans previously charged off:
Commercial	137		1,370	193
Real estate — construction	86		80	47
Real estate — mortgage	113		270	55
Consumer	103		647	181
Other	4		10	—

Total recoveries	443		2,377	476

Net loans charged off	5,768		28,343	4,042

Provision for loan losses	6,073		21,252	3,723

Balance, end of period	$29,057		$28,752	$35,524

Nonperforming Assets:
Commercial nonaccrual loans, not restructured	$18,528		$23,453	$42,869
Commercial nonaccrual loans, restructured	12,215		11,190	4,406
Non-commercial nonaccrual loans	11,680		8,537	4,566

Total nonaccrual loans	42,423		43,180	51,841
Troubled debt restructured, accruing	31		27	2,300
Loans 90 days or more past due and still accruing	7,532		7,378	2,571

Total non-performing loans	49,986		50,585	56,712
Real estate acquired in settlement of loans	26,329		26,718	29,316

Total nonperforming assets	$76,315		$77,303	$86,028

Asset Quality Ratios:
Nonperforming loans to total loans outstanding at end of period	3.75%		3.78%	3.95%
Nonperforming assets to total assets at end of period	4.28		4.28	4.40
Allowance for credit losses as a percentage of total loans outstanding at end of period	2.18		2.15	2.48
Allowance for credit losses to nonperforming loans	58.13		56.84	62.64
Net charge-offs as a percentage of average loans outstanding during the period	1.86	*	2.01	1.15	*

*	Denotes annualized
Income Taxes
The Company recorded income tax expense of $433,000 for the first quarter of 2011, compared to income tax expense of $103,000 for the first quarter of 2010. The Company’s effective tax rate was 30.0% for the three-month period ended March 31, 2011, compared to 21.6% for the first quarter of 2010. The change in the effective rate is primarily as a result of the reduction in tax exempt income from 2010 to 2011.

Interest Rate Risk Management
Interest rate risk management is a part of the Bank’s overall asset/liability management process. The primary oversight of asset/liability management rests with the Bank’s Asset and Liability Committee, which is comprised of the Bank’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and other senior executives. The Committee meets on a monthly basis to review the asset/liability management activities of the Bank and monitor compliance with established policies. Activities of the Asset and Liability Committee are reported to the Audit and Risk Management Committee of the Company’s Board of Directors.
A primary objective of interest rate risk management is to ensure the stability and quality of the Company’s primary earnings component, net interest income. This process involves monitoring the Company’s balance sheet in order to determine the potential impact that changes in the interest rate environment may have on net interest income. Rate sensitive assets and liabilities have interest rates that are subject to change within a specific time period, due to either maturity or to contractual agreements which allow the instruments to reprice prior to maturity. Interest rate sensitivity management seeks to ensure that both assets and liabilities react to changes in interest rates within a similar time period, thereby minimizing the risk to net interest income.
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
During the first three months of 2011, the Company had net cash provided by operating activities of $3.9 million, compared to $8.1 million of net cash provided by operating activities in the first three months of 2010. The decrease was primarily the result of the Company’s $2.7 million decrease in income taxes receivable in the first quarter of 2010 and a $3.6 million increase in other assets during the first quarter of 2011.
Net cash provided by investing activities for the first three months of 2011 was $42.3 million, compared to net cash used for investing activities in the first three months of 2010 of $4.4 million. This change is primarily attributable to proceeds from the sale of securities exceeding purchases of securities by $44.9 million during the first quarter of 2011. During the first quarter of 2010, purchases of securities exceeded proceeds from sales of securities by $26.0 million
During the three months ended March 31, 2011, financing activities used $23.3 million, compared to net cash provided by financing activities of $5.6 million during the same period of 2010. The change was primarily the result of the Company increasing its total deposits by $45.9 million, while total deposits increased by $2.3 million during the first quarter of 2011.

Cash and cash equivalents totaled $51.9 million at March 31, 2011, compared to $29.1 million at December 31, 2010 and $54.2 million at March 31, 2010.
The Bank has borrowing capacity of approximately $288.0 million with the FHLB, of which approximately $150.0 million was available at March 31, 2011. These borrowings are collateralized by FHLB stock, investment securities, qualifying 1 to 4 family residential mortgage loans, and qualifying commercial real estate loans. The Bank provides various reports to the FHLB on a regular basis to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the line of credit. The Bank also has $26.2 million of borrowing capacity through the Federal Reserve Bank System, of which none was used as of March 31, 2011. The line with the Federal Reserve Bank of Richmond is collateralized using investment securities and qualified loans.
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
Bancorp did not repurchase any of its equity securities during 2010 or the first quarter of 2011.
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
As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of March 31, 2011.

	Regulatory Capital
	Well	Adequately
	Capitalized	Capitalized	Company	Bank

Total Capital	10.0%	8.0%	14.02%	13.62%
Tier 1 Capital	6.0	4.0	12.75	12.36
Leverage Capital	5.0	4.0	9.91	9.61

The Company holds $5.3 million of the $52.4 million received from the U.S. Treasury under the CPP, which may be invested in the Bank to increase the Bank’s total risk based capital ratio from the present level of 13.62%.
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
The Company has not experienced any material changes in interest rate risk since the end of the fiscal year ended December 31, 2010.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
The Company’s management, including its CEO, CFO and Chief Accounting Officer (“CAO”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of March 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.
Changes in internal control over financial reporting
There have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There have been no material changes to the Company’s Risk Factors as previously disclosed in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities during the first quarter of 2011 which were not registered under the Securities Act of 1933, as amended. The Company did not repurchase any of its equity securities during the first quarter of 2011.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Removed and Reserved
Item 5. Other Information
Item 5.07 Submission of Matters to a Vote of Security Holders
On May 11, 2011, at the Annual Meeting of the Company’s shareholders, a total of 12,154,460 shares, or 77.64 percent of the eligible voting shares, were voted. The following proposals were voted on by shareholders:
Proposal 1
To elect sixteen persons who will serve as members of the Board of Directors until the 2012 annual meeting of shareholders or until their successors are duly elected and qualified:

		Against or
Nominee	For	Withheld	Abstentions	Broker Non-Votes
Michael S. Albert	7,072,151	245,123	98,867	4,738,319
J. David Branch	6,993,221	284,232	138,688	4,738,319
C. Arnold Britt	6,981,378	288,203	146,560	4,738,319
Robert C. Clark	7,007,479	292,937	115,725	4,738,319
Alex A. Diffey, Jr.	6,824,530	409,866	181,745	4,738,319
Barry Z. Dodson	6,885,399	424,498	106,244	4,738,319
Joseph H. Kinnarney	6,926,693	383,799	105,649	4,738,319
Robert F. Lowe	6,962,537	373,392	80,212	4,738,319
Robert V. Perkins	6,967,424	328,814	119,903	4,738,319
Pressley A. Ridgill	6,982,307	307,272	126,562	4,738,319
Mary E. Rittling	7,017,893	299,083	99,165	4,738,319
E. Reid Teague	6,928,903	335,219	152,019	4,738,319
John F. Watts	5,558,346	1,742,744	115,051	4,738,319
G. Alfred Webster	6,983,306	315,579	117,526	4,738,319
Kenan C. Wright	6,940,069	322,852	153,220	4,738,319
Julius S. Young	7,100,104	211,047	104,990	4,738,319
All of the above-named nominees were duly elected.

Proposal 2
To ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2011:

	Against or
For	Withheld	Abstentions	Broker Non-Votes
11,785,661	151,314	217,485	0
Proposal 3
To consider and approve an advisory (non-binding) proposal on executive compensation:

	Against or
For	Withheld	Abstentions	Broker Non-Votes
6,717,746	515,623	182,772	4,738,319

Item 6. Exhibits

Exhibit
No.	Description

3.1	Articles of Incorporation, and amendments thereto, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

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

Date: May 13, 2011	NEWBRIDGE BANCORP (Registrant)
	By:	/s/ Ramsey K. Hamadi
		Name:	Ramsey K. Hamadi
		Title:	Executive Vice President and Chief Financial Officer (Authorized Officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.