Form 10-Q
period 2011-06-30
NEWBRIDGE BANCORP
filed 2011-08-12
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended:
June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
At August 9, 2011, 15,655,868 shares of the registrant’s common stock were outstanding.

NEWBRIDGE BANCORP
FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
NewBridge Bancorp and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30
	2011	December 31
	(Unaudited)	2010

Assets
Cash and due from banks	$26,890	$23,479
Interest-bearing bank balances	53,917	5,596
Loans held for sale	2,754	76,994
Investment securities	292,898	325,129
Loans	1,244,288	1,260,585
Less allowance for credit losses	(28,040)	(28,752)

Net loans	1,216,248	1,231,833
Premises and equipment	36,670	38,442
Real estate acquired in settlement of loans	25,729	26,718
Bank-owned life insurance	31,053	30,317
Deferred tax assets	27,353	27,089
Other assets	22,317	21,564

Total assets	$1,735,829	$1,807,161

Liabilities
Deposits:
Non-interest bearing	$161,703	$161,734
Savings, NOW and money market accounts	829,491	795,696
Time deposits	435,895	495,565

Total deposits	1,427,089	1,452,995
Borrowings from the Federal Home Loan Bank	80,200	112,700
Other borrowings	46,774	61,774
Accrued expenses and other liabilities	17,795	16,504

Total liabilities	1,571,858	1,643,973

Shareholders’ Equity
Preferred stock, par value $.01 per share:
Authorized 10,000,000 shares; issued and outstanding (liquidation preference $1,000 per share) — 52,372	51,639	51,490
Common stock, par value $5 per share:
Authorized 50,000,000 shares; issued and outstanding — 15,655,868	78,279	78,279
Paid-in capital	87,115	87,048
Directors’ deferred compensation plan	(575)	(618)
Retained deficit	(51,323)	(52,016)
Accumulated other comprehensive (loss)	(1,164)	(995)

Total shareholders’ equity	163,971	163,188

Total liabilities and shareholders’ equity	$1,735,829	$1,807,161

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Income
(Unaudited; dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$16,694	$18,951	$33,930	$38,381
Interest on investment securities:
Taxable	2,974	2,954	6,448	5,634
Tax exempt	191	1,054	382	2,173
Interest-bearing bank balances and Federal funds sold	20	13	24	34

Total interest income	19,879	22,972	40,784	46,222

Interest Expense
Deposits	2,574	3,984	5,262	8,286
Borrowings from the Federal Home Loan Bank	284	1,017	631	2,118
Other borrowings	492	595	984	1,205

Total interest expense	3,350	5,596	6,877	11,609

Net interest income	16,529	17,376	33,907	34,613
Provision for credit losses	3,020	4,928	9,093	8,651

Net interest income after provision for credit losses	13,509	12,448	24,814	25,962

Noninterest Income
Retail banking	2,554	3,102	5,054	6,001
Mortgage banking services	268	442	693	712
Wealth management services	626	498	1,171	1,022
Gain on sale of investment securities	—	—	1,961	—
Writedowns and loss on sale of real estate acquired in settlement of loans	(1,585)	(717)	(3,071)	(2,158)
Other	538	583	1,127	845

Total noninterest income	2,401	3,908	6,935	6,422

Noninterest Expense
Personnel	7,352	7,510	14,641	15,324
Occupancy	1,017	1,040	2,060	2,174
Furniture and equipment	924	1,170	1,888	2,352
Technology and data processing	960	1,120	1,877	2,274
FDIC insurance	632	900	1,427	1,800
Other	3,694	3,728	7,080	7,097

Total noninterest expense	14,579	15,468	28,973	31,021

Income before income taxes	1,331	888	2,776	1,363
Income taxes	190	34	624	136

Net Income	1,141	854	2,152	1,227
Dividends and accretion on preferred stock	(730)	(730)	(1,459)	(1,460)

Net Income (Loss) available to common shareholders	$411	$124	$693	$(233)

Earnings (loss) per share:
Basic	$0.03	$0.01	$0.04	$(0.01)
Diluted	$0.02	$0.01	$0.04	$(0.01)

Weighted average shares outstanding:
Basic	15,655,868	15,655,868	15,655,868	15,655,868
Diluted	16,521,391	16,441,749	16,602,032	15,655,868
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Six months ended June 30, 2011 and 2010
(Unaudited; Dollars in thousands)

					Directors’		Accumulated
					Deferred	Retained	Other	Total
	Preferred	Common Stock		Paid-in	Compensation	Earnings	Comprehensive	Shareholders’
	Stock	Shares	Amount	Capital	Plan	(Deficit)	Income (Loss)	Equity

Balances at December 31, 2009	$51,190	15,655,868	$78,279	$86,969	$(634)	$(52,477)	$1,277	$164,604
Net Income						1,227		1,227
Change in unrealized gain on securities available for sale, net of deferred income taxes							2,103	2,103

Total comprehensive income								3,330
Dividends and accretion on preferred stock	150					(1,460)		(1,310)
Stock-based compensation expense				40				40
Common stock distributed					15			15

Balances at June 30, 2010	$51,340	15,655,868	$78,279	$87,009	$(619)	$(52,710)	$3,380	$166,679

Balances at December 31, 2010	$51,490	15,655,868	$78,279	$87,048	$(618)	$(52,016)	$(995)	$163,188
Net Income						2,152		2,152
Change in unrealized gain on securities available for sale, net of deferred income taxes							(169)	(169)

Total comprehensive income								1,983
Dividends and accretion on preferred stock	149					(1,459)		(1,310)
Stock-based compensation expense				67				67
Common stock distributed					43			43

Balances at June 30, 2011	$51,639	15,655,868	$78,279	$87,115	$(575)	$(51,323)	$(1,164)	$163,971

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

	Six Months Ended
	June 30
	2011	2010

Cash Flow from operating activities
Net Income	$2,152	$1,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,110	3,251
(Increase) decrease in deferred income taxes	(264)	1,486
Decrease in income taxes receivable	—	2,692
Decrease in income earned but not received	554	244
Decrease in interest accrued but not paid	(236)	(409)
Net decrease in other assets	3,542	987
Net increase (decrease) in other liabilities	1,526	(245)
Provision for credit losses	9,093	8,651
Gain on sale of loans held for sale	(693)	(712)
Originations of loans held for sale	(39,615)	(85,532)
Proceeds from sales of loans held for sale	114,549	81,919
(Gain) Loss on sale of premises, equipment and real estate acquired in settlement of loans	(239)	955
Stock based compensation	67	40

Net cash provided by operating activities	93,546	14,554

Cash Flow from investing activities
Purchases of securities available for sale	(27,426)	(45,007)
Purchases of securities held to maturity	—	(39,160)
Proceeds from sales/maturities of securities available for sale	58,566	62,169
Gain on sales of securities available for sale	(1,961)	—
Net (increase) decrease in loans made to customers	(626)	27,040
Proceeds from sale of premises, equipment and real estate acquired in settlement of loans	6,245	10,084
Expenditures for improvements to real estate acquired in settlement of loans, net of income received	52	46
Purchases of premises and equipment	(1,991)	(2,440)

Net cash provided by investing activities	32,859	12,732

Cash Flow from financing activities
Net increase in demand deposits, NOW, money market and savings accounts	33,764	119,114
Net decrease in time deposits	(59,670)	(67,077)
Net decrease in other borrowings	(15,000)	(27,642)
Net decrease in borrowings from Federal Home Loan Bank	(32,500)	(41,500)
Dividends paid	(1,310)	(1,309)
Common stock distributed (acquired)	43	15

Net cash provided by (used for) financing activities	(74,673)	(18,399)

Increase in cash and cash equivalents	51,732	8,887
Cash and cash equivalents at the beginning of the period	29,075	44,840

Cash and cash equivalents at the end of the period	$80,807	$53,727

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited; dollars in thousands)

	Six Months Ended
	June 30
	2011	2010

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$7,113	$13,116
Income Taxes	—	—

Supplemental disclosures of noncash transactions
Transfer of loans to real estate acquired in settlement of loans	$6,225	$9,724
Accretion on U.S. Treasury preferred stock	149	150
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	1,555	(2,420)
Change in deferred income taxes	(1,386)	317
Change in shareholders’ equity	(169)	2,103
See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and provisions for credit losses considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
As of June 30, 2011, the Bank operated four active non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. (“Peoples Finance”), LSB Properties, Inc. (“LSB Properties”), Henry Properties, LLC (“Henry Properties”) and Prince George Court Holdings, Inc. (“Prince George”). Peoples Finance, a NC licensed finance company, with approximately $0.4 million of loans outstanding as of June 30, 2011, is no longer actively soliciting loans. LSB Properties, Henry Properties and Prince George together own the real estate acquired in settlement of loans of the Bank.
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
Recent accounting pronouncements
In July 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-20, Receivables (ASC 310) — “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU requires new disclosures and clarifies existing disclosure requirements about the nature of credit risk inherent in an entity’s loan portfolio; how that risk is analyzed and assessed in arriving at the allowance for loan losses; and the changes and reasons for those changes in the allowance for credit losses. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting, as well as clarify the requirements for existing disclosures. ASU 2010-20 became effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. In January 2011, the FASB delayed the effective date of the portion of ASU 2010-20 related to troubled debt restructurings to June 2011. The Company adopted the required portions of ASU-

2010-20 as of December 31, 2010, which only impacted disclosures. The adoption of the remainder of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.
In April 2011, the FASB issued Update ASU No. 2011-02 Receivables (ASC 310) — “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments clarify guidance on whether a restructuring constitutes a troubled debt restructuring. The creditor must separately conclude that both of the following exist 1) the restructuring constitutes a concession, and 2) the debtor is experiencing financial difficulties. The amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.
Reclassification
Certain items for 2010 have been reclassified to conform to the 2011 presentation. Such reclassifications had no effect on net income, total assets or shareholders’ equity as previously reported.
Note 2 — Net Income (Loss) Per Share
Basic and diluted net income (loss) per share are computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options or warrants were exercised, or restricted stock vested, resulting in the issuance of common stock sharing in the net income of the Company. A summary of basic and diluted weighted average number of shares used in the computation of net income (loss) per share follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Weighted average number of common shares used in computing basic net income per share	15,655,868	15,655,868	15,655,868	15,655,868
Effect of dilutive stock options, warrants and restricted stock grants	865,523	785,881	946,164	—

Diluted weighted average common shares outstanding	16,521,391	16,441,749	16,602,032	15,655,868

Note 3 — Investment Securities
Investment securities consist of the following (in thousands):

	June 30, 2011
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency securities	$92,279	$136	$(1,224)	$91,191
Mortgage backed securities	36,146	2,837	—	38,983
State and municipal obligations	17,388	71	(932)	16,527
Corporate bonds	100,882	1,821	(523)	102,180
Collateralized mortgage obligations	27,744	1,134	(40)	28,838
Federal Home Loan Bank stock	9,115	—	—	9,115
Other equity securities	5,775	289	—	6,064

Total	$289,329	$6,288	$(2,719)	$292,898

	December 31, 2010
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. government agency securities	$109,274	$267	$(2,017)	$107,524
Mortgage backed securities	55,989	4,320	—	60,309
State and municipal obligations	17,380	13	(1,982)	15,411
Corporate bonds	82,816	2,309	(612)	84,513
Collateralized mortgage obligations	39,679	823	(90)	40,412
Federal Home Loan Bank stock	10,399	—	—	10,399
Other equity securities	5,775	786	—	6,561

Total	$321,312	$8,518	$(4,701)	$325,129

All securities were classified as available for sale as of each date presented.
The following is a schedule of securities in a loss position as of June 30, 2011 (in thousands):

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency securities	$74,066	$(1,224)	$—	$—	$74,066	$(1,224)
State and municipal obligations	7,630	(309)	5,498	(623)	13,128	(932)
Corporate bonds	28,084	(523)	—	—	28,084	(523)
Collateralized mortgage obligations	1,337	(10)	2,486	(30)	3,823	(40)

Total securities	$111,117	$(2,066)	$7,984	$(653)	$119,101	$(2,719)

Investment securities with an amortized cost of $77,408,000 and $98,111,000, as of June 30, 2011, and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes. The Bank has obtained $50,000,000 in letters of credit, which are used in lieu of securities to pledge against public deposits.
During the first quarter of 2011, the Company sold $31,510,000 of investments for a gain of $1,961,000. The Company elected to sell shorter-duration, odd-lot mortgage backed securities and corporate bonds that had significant gain positions. No investment securities were sold during the six months ended June 30, 2010.
Note 4 — Loans and Allowance for Credit Losses
Loans are summarized as follows (in thousands):

	June 30	December 31
	2011	2010

Secured by owner-occupied nonfarm nonresidential properties	239,746	222,889
Secured by other nonfarm nonresidential properties	164,778	159,086
Other commercial and industrial	134,792	134,011

Total Commercial	539,316	515,986
Construction loans — 1 to 4 family residential	11,584	16,736
Other construction and land development	118,289	122,382

Total Real estate — construction	129,873	139,118
Closed-end loans secured by 1 to 4 family residential properties	296,232	304,640
Lines of credit secured by 1 to 4 family residential properties	215,417	219,557
Loans secured by 5 or more family residential properties	19,376	20,207

Total Real estate — mortgage	531,025	544,404
Credit cards	7,507	7,749
Other revolving credit plans	9,273	9,042
Other consumer loans	22,602	36,224

Total Consumer	39,382	53,015
Loans to other depository institutions	—	3,800
All other loans	4,692	4,262

Total Other	4,692	8,062

Total loans	1,244,288	1,260,585
Loans held for sale	2,754	76,994

Total loans and loans held for sale	1,247,042	1,337,579

Nonperforming assets are summarized as follows (in thousands):

	June 30	December 31
	2011	2010

Commercial nonaccrual loans, not restructured	$17,839	$23,453
Commercial nonaccrual loans, restructured	11,042	11,190
Non-commercial nonaccrual loans	10,383	8,537

Total nonaccrual loans	39,264	43,180
Troubled debt restructured, accruing	8,351	7,378
Accruing loans which are contractually past due 90 days or more	65	27

Total nonperforming loans	47,680	50,585
Real estate acquired in settlement of loans	25,729	26,718

Total nonperforming assets	$73,409	$77,303

Nonperforming loans to loans outstanding at end of period	3.83%	4.01%
Nonperforming assets to total assets at end of period	4.23%	4.28%
Allowance for credit losses to non-performing loans	58.81%	56.84%
The aging of loans is summarized in the following table (in thousands):

	30-89 days	90 + days	Nonaccrual	Total past due		Total loans
	Past due	Past due	Loans	+ nonaccrual	Current	Receivable
June 30, 2011
Secured by owner-occupied nonfarm nonresidential property	$4,377	$—	$5,751	$10,128	$229,618	$239,746
Secured by other nonfarm nonresidential property	1,187	—	1,658	2,845	161,933	164,778
Other commercial and industrial	215	—	847	1,062	133,730	134,792

Total Commercial	5,779	—	8,256	14,035	525,281	539,316

Construction loans — 1 to 4 family residential	250	—	1,276	1,526	10,058	11,584
Other construction and land development	1,876	—	13,665	15,541	102,728	118,289

Total Real estate — construction	2,126	—	14,941	17,067	118,007	129,873

Closed-end loans secured by 1 to 4 family residential property	5,794	—	13,854	19,648	276,584	296,232
Lines of credit secured by 1 to 4 family residential property	1,672	—	1,440	3,112	212,305	215,417
Loans secured by 5 or more family residential property	6,417	—	394	6,811	12,565	19,376

Total Real estate — mortgage	13,883	—	15,688	29,571	501,454	531,025

Credit cards	83	58	—	141	7,366	7,507
Other revolving credit plans	208	—	24	232	9,041	9,273
Other consumer loans	343	7	355	705	21,897	22,602

Total Consumer	634	65	379	1,078	38,304	39,382

Loans to other depository institutions	—	—	—	—	—	—
All other loans	—	—	—	—	4,692	4,692

Total Other	—	—	—	—	4,692	4,692

Total loans	22,422	65	39,264	61,751	1,182,537	1,244,288
Loans held for sale	—	—	—	—	2,754	2,754

Total loans and loans held for sale	$22,422	$65	$39,264	$61,751	$1,185,291	$1,247,042

	30-89 days	90 + days	Nonaccrual	Total past due		Total loans
	Past due	Past due	Loans	+ nonaccrual	Current	Receivable
December 31, 2010
Secured by owner-occupied nonfarm nonresidential property	$2,619	$—	$5,953	$8,572	$214,317	$222,889
Secured by other nonfarm nonresidential property	1,767	—	1,076	2,843	156,243	159,086
Other commercial and industrial	2,641	—	1,875	4,516	129,495	134,011

Total Commercial	7,027	—	8,904	15,931	500,055	515,986

Construction loans — 1 to 4 family residential	1,166	—	2,666	3,832	12,904	16,736
Other construction and land development	3,354	—	13,925	17,279	105,103	122,382

Total Real estate — construction	4,520	—	16,591	21,111	118,007	139,118

Closed-end loans secured by 1 to 4 family residential property	10,444	—	10,830	21,274	283,366	304,640
Lines of credit secured by 1 to 4 family residential property	4,549	—	1,611	6,160	213,397	219,557
Loans secured by 5 or more family residential property	147	—	1,004	1,151	19,056	20,207

Total Real estate — mortgage	15,140	—	13,445	28,585	515,189	544,404

Credit cards	122	27	—	149	7,600	7,749
Other revolving credit plans	226	—	11	237	8,805	9,042
Other consumer loans	847	—	429	1,276	34,948	36,224

Total Consumer	1,195	27	440	1,662	51,353	53,015

Loans to other depository institutions	—	—	3,800	3,800	—	3,800
All other loans	—	—	—	—	4,262	4,262

Total Other	—	—	3,800	3,800	4,262	8,062

Total loans	27,882	27	43,180	71,089	1,189,496	1,260,585
Loans held for sale	359	—	—	359	76,635	76,994

Total loans and loans held for sale	$28,241	$27	$43,180	$71,448	$1,266,131	$1,337,579

Impaired loans and related information are summarized in the following tables (in thousands):

		Impaired Loans
	Recorded	Unpaid principal	Specific
	Balance	Balance	Allowance
June 30, 2011
Loans without a specific valuation allowance
Commercial	$4,204	$4,399	$—
Real estate — construction	9,237	13,546	—
Real estate — mortgage	9,204	9,758	—
Consumer	117	117	—

Total	22,762	27,820	—

Loans with a specific valuation allowance
Commercial	2,961	3,447	1,304
Real estate — construction	3,840	4,140	456
Real estate — mortgage	7,920	8,474	1,008
Consumer	—	—	—

Total	14,721	16,061	2,768

Total impaired loans
Commercial	7,165	7,846	1,304
Real estate — construction	13,077	17,686	456
Real estate — mortgage	17,124	18,232	1,008
Consumer	117	117	—

Total	$37,483	$43,881	$2,768

		Impaired Loans
	Recorded	Unpaid principal	Specific
	Balance	Balance	Allowance
December 31, 2010
Loans without a specific valuation allowance
Commercial	$4,651	$5,437	$—
Real estate — construction	12,489	17,165	—
Real estate — mortgage	6,633	7,676	—
Consumer	112	112	—
Other	3,800	10,000	—

Total	27,685	40,390	—

Loans with a specific valuation allowance
Commercial	1,375	1,482	578
Real estate — construction	1,606	2,577	251
Real estate — mortgage	7,290	7,290	976
Consumer	347	347	122
Other	—	—	—

Total	10,618	11,696	1,927

Total impaired loans
Commercial	6,026	6,919	578
Real estate — construction	14,095	19,742	251
Real estate — mortgage	13,923	14,966	976
Consumer	459	459	122
Other	3,800	10,000	—

Total	$38,303	$52,086	$1,927

	June 30	December 31
	2011	2010

Loans identified as impaired	$37,483	$38,303
Other nonperforming loans	10,197	12,282

Total nonperforming loans	47,680	50,585
Other potential problem loans	97,141	110,924

Total impaired and potential problem loans	$144,821	$161,509

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

	June 30					December 31
	2011					2010
		Special	Sub-				Special	Sub-
	Pass	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$428,361	$52,771	$85,355	$207	$566,694	$423,474	$48,651	$75,682	$1,121	$548,928
Real estate — construction	56,885	16,583	30,538	722	104,728	66,766	13,673	47,319	630	128,388
Real estate — mortgage	62,169	6,529	16,219	66	84,983	92,610	7,898	20,288	798	121,594
Consumer	—	—	—	—	—	2	—	—	—	2
Other	4,007	—	—	—	4,007	3,448	—	3,903	—	7,351

Total	$551,422	$75,883	$132,112	$995	$760,412	$586,300	$70,222	$147,192	$2,549	$806,263

An analysis of the changes in the allowance for credit losses follows (in thousands):

	Six Months Ended
	June 30
	2011	2010

Balance, beginning of period	$28,752	$35,843
Loans charged off:
Commercial	2,459	4,964
Real estate — construction	2,248	1,329
Real estate — mortgage	4,005	4,273
Consumer	710	1,584
Other	1,300	—

Total chargeoffs	10,722	12,150
Recoveries of loans previously charged off:
Commercial	198	227
Real estate — construction	184	47
Real estate — mortgage	295	135
Consumer	221	328
Other	19	—

Total recoveries	917	737

Net loans charged off	9,805	11,413

Provision for loan losses	9,093	8,651

Balance, end of period	$28,040	$33,081

Loans totaling $2,754,000 and $76,994,000, as of June 30, 2011 and December 31, 2010, respectively, were held for sale, and stated at the lower of cost or market on an individual basis.
Loans totaling $519,718,000 and $569,896,000, as of June 30, 2011 and December 31, 2010, respectively, were pledged to secure lines of the credit with the Federal Home Loan Bank and Federal Reserve Bank.
Note 5 — Stock Compensation Plans
The Company recorded $67,000, or less than $0.01 per diluted share and $40,000, or less than $0.01 per diluted share, of total stock-based compensation expense for the six-month periods ended June 30, 2011 and June 30, 2010, respectively. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related stock options or restricted stock grants and is reported under personnel expense. This expense had no impact on the Company’s reported cash flows. As of June 30, 2011, there was $453,000 of total unrecognized stock-based compensation expense. This expense will be fully recognized by December 31, 2014.
For purposes of determining estimated fair value of the stock options and restricted stock grants, the Company has computed the estimated fair values of all stock-based compensation using the Black-Scholes option pricing model and, for stock options and restricted stock grants granted prior to December 31, 2010, has applied the assumptions set forth in the Annual Report.
On February 9, 2011, the Company’s Board of Directors awarded a total of 83,551 restricted stock units to certain executive officers. The fair value of these restricted stock units is $5.15, which was the closing price of the Company’s common stock on that date. The restricted stock units vest over a period of four years, and are subject to the Company repaying certain portions of the funds it received under the U.S. Department of the Treasury (the “U.S. Treasury”) Capital Purchase Program. The stock-based compensation expense for these awards was immaterial for the second quarter and first six months of 2011. There were no stock options granted in 2011.

Note 6 — Fair Value of Financial Instruments
The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices
	in active markets	Significant other	Significant
	for identical	observable inputs	unobservable inputs
	assets (Level 1)	(Level 2)	(Level 3)
Available for sale securities at June 30, 2011	$—	$265,793	$9,115
Available for sale securities at December 31, 2010	—	314,730	10,399
The table below presents the assets measured at fair value on a non-recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices
	in active markets	Significant other	Significant
	for identical	observable inputs	unobservable inputs
	assets (Level 1)	(Level 2)	(Level 3)
Loans held for sale at June 30, 2011	$—	$2,754	$—
Loans held for sale at December 31, 2010	—	76,994	—
Real estate acquired in settlement of loans at June 30, 2011	—	—	25,729
Real estate acquired in settlement of loans at December 31, 2010	—	—	26,718
Core deposit intangible at June 30, 2011	—	—	4,163
Core deposit intangible at December 31, 2010	—	—	4,526
Impaired loans, net of allowance at June 30, 2011	—	—	33,598
Impaired loans, net of allowance at December 31, 2010	—	—	36,368
Note 7 — U.S. Treasury Capital Purchase Program
Pursuant to the U.S. Treasury Capital Purchase Program, on December 12, 2008, the Company issued and sold to the U.S. Treasury (i) 52,372 shares of Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 2,567,255 shares of the Company’s common stock at an exercise price of $3.06 per share, for an aggregate purchase price of $52,372,000 in cash. The Warrant may be exercised by U.S. Treasury at any time before it expires on December 12, 2018. The fair value of the Warrant of $1,497,000 was estimated on the date of the grant using the Black-Scholes option-pricing model. The Series A Preferred Stock pays cumulative dividends of five percent for the first five years and nine percent thereafter, unless the Company redeems the shares.
Note 8 — Sale of Harrisonburg, Virginia Operations
On May 20, 2011, the bank sold it Harrisonburg, Virginia operations. This transaction included the sale of approximately $73.0 million of loans and $48.8 million of deposits, as well as a bank branch and a parcel of land. The bank retained approximately $30.5 million of loans in its Virginia Region. The bank had provided for an estimated loss of $322,000 in the fourth quarter of 2010, and recorded a gain of approximately $100,000 in the second quarter of 2011 when the sale closed.

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
Commercial banking in North Carolina is extremely competitive, due in large part to intrastate and interstate branching laws. Many of the Company’s competitors are significantly larger and have greater resources. The Company continues to encounter significant competition from a number of sources, including bank holding companies, financial holding companies, commercial banks, thrift institutions, credit unions and other financial institutions and financial intermediaries. The Company competes in its market areas with some of the largest banking organizations in the Southeast and nationally, almost all of which have numerous branches in NC. The Company’s competition is not limited to financial institutions based in NC. The enactment of federal legislation authorizing nationwide interstate banking has greatly increased the size and financial resources of some of the Company’s competitors. Many of its competitors have substantially higher lending limits due to their greater total capitalization, and some perform functions for their customers that the Company generally does not offer. The Company primarily relies on providing quality products and services at a competitive price within its market areas. As a result of interstate banking legislation, the Company’s market is also open to further future penetration by banks located in other states.
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

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Net Interest Income
The primary source of earnings for the Bank is net interest income, which represents the dollar amount by which interest generated from earning assets exceeds the cost of funds. Earning assets consist primarily of loans and investment securities. Cost of funds is the interest paid on interest-bearing deposits and borrowed funds.
Net interest income for the second quarter of 2011, on a taxable equivalent basis, was $16.6 million, a decrease of $1.2 million or 6.9%, from $17.9 million for the second quarter of 2011. Average earning assets in the second quarter of 2011 decreased $198.5 million, or 11.0%, to $1.61 billion, compared to $1.81 billion in the second quarter of 2010. Average loans decreased $126.6 million as a result of soft loan demand and the sale of approximately $73.0 million in loans in connection with the sale of the Bank’s Harrisonburg, Virginia operations. Average interest-bearing liabilities for the second quarter of 2011 decreased $178.3 million, or 11.2%, to $1.42 billion, compared to $1.59 billion for the second quarter of 2010. The impact on net interest income caused by the decrease in earning assets was partially offset by an increase in taxable-equivalent net interest margin, which increased to 4.14% for the second quarter of 2011, compared to 3.96% for the second quarter of 2010, an increase of 18 basis points.
The increase in net interest margin was due to the Company’s continued shift in focus away from higher cost time deposits and towards checking accounts and other core deposit relationships. The average yield on earning assets during the second quarter of 2011 was 22 basis points lower than the average yield on earning assets during the comparable period in 2010, while the average rate on interest-bearing liabilities decreased by 46 basis points during the same time period, which resulted in an increase in the interest rate spread in the second quarter of 2011 of 24 basis points compared to the second quarter of 2010. The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three months ended June 30, 2011 and 2010.

(Fully taxable equivalent basis1, in thousands)

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans receivable[2]	$1,298,832	$16,694	5.16%	$1,425,417	$18,951	5.33%
Taxable securities	251,964	2,953	4.70	243,771	2,947	4.85
Tax exempt securities	16,225	282	6.96	101,712	1,536	6.06
FHLB stock	9,664	21	0.86	11,640	7	0.26
Interest-bearing bank balances	32,514	20	0.25	25,251	13	0.21
Federal funds sold	—	—	—	—	—	—

Total earning assets	1,609,229	19,970	4.98	1,807,791	23,454	5.20

Non-earning assets:
Cash and due from banks	35,781			27,820
Premises and equipment	37,706			40,635
Other assets	107,386			104,518
Allowance for credit losses	(29,988)			(35,492)

Total assets	$1,760,112	$19,970		$1,945,272	$23,454

Interest-bearing liabilities:
Savings deposits	$41,598	$10	0.10%	$40,934	$10	0.10%
NOW deposits	439,153	710	0.65	363,390	866	0.96
Money market deposits	358,642	703	0.79	346,760	767	0.89
Time deposits	429,205	1,151	1.08	630,581	2,341	1.49
Other borrowings	61,279	492	3.22	72,476	596	3.30
Borrowings from Federal Home Loan Bank	86,299	284	1.32	140,431	1,017	2.90

Total interest-bearing liabilities	1,416,176	3,350	0.95	1,594,472	5,597	1.41

Other liabilities and shareholders’ equity:
Demand deposits	165,070			166,588
Other liabilities	15,920			19,126
Shareholders’ equity	162,946			164,986

Total liabilities and shareholders’ equity	$1,760,112	3,350		$1,945,272	5,597

Net interest income and net interest margin[3]		$16,620	4.14%		$17,857	3.96%

Interest rate spread[4]			4.03%			3.79%

[1]
Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $91 for 2011 and $482 for 2010.

[2]
The average loans receivable balances include non-accruing loans. Amortization of loan fees, net of deferred costs, of $150 and $139 for the three months ended June 30, 2011 and 2010, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense
In the second quarter of 2011, noninterest income decreased to $2.4 million, from $3.9 million during the same period in 2010. Retail banking income decreased 17.7% to $2.6 million in the second quarter of 2011 from $3.1 million in the second quarter of 2010, due primarily to ongoing regulatory changes in the industry and changes in consumer behavior. Mortgage revenue decreased to $268,000 in the second quarter of 2011, compared to $442,000 in the second quarter of 2010. Writedowns and loss on sale of OREO increased from ($717,000) in the second quarter of 2010 to ($1.6) million in the second quarter of 2011. Wealth management income increased $128,000 to $626,000 for the three months ending June 30, 2011 compared to the same period a year ago.
In the second quarter of 2011, noninterest expense decreased to $14.6 million from $15.5 million in the second quarter of 2010. Personnel expense, technology and data processing expense, occupancy costs and furniture and equipment expenses all decreased as a result of the Company’s continued focus on a disciplined cost management culture.
The following table presents the details of Other Noninterest Expense.
Other Noninterest Expense (in thousands)

	Three Months Ended
	June 30,		Percentage
	2011	2010	Variance
Other operating expenses:
Advertising	$376	$408	(7.8)%
Bankcard expense	125	106	17.9
Legal and professional fees	742	901	(17.6)
Postage	146	228	(36.0)
Amortization of core deposit intangible	182	182	0.0
OREO expense	393	376	4.5
Telephone	175	171	2.3
Travel, dues and subscriptions	242	250	(3.2)
Stationery, printing and supplies	104	197	(47.2)
Other expense	1,209	909	33.0

	$3,694	$3,728	(0.9)

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Net Interest Income
Net interest income for the first six months of 2011, on a taxable equivalent basis, was $34.1 million, a decrease of $1.5 million or 4.3%, from $35.6 million for the first six months of 2010. Average earning assets in the first six months of 2011 decreased $178.2 million, or 9.8%, to $1.63 billion, compared to $1.81 billion in the first six months of 2010. Average loans decreased $122.2 million as a result of soft loan demand and the sale of approximately $73.0 million in loans in connection with the sale of the Bank’s Harrisonburg, Virginia operations. Average interest-bearing liabilities for the first six months of 2011 decreased $161.2 million, or 10.1%, to $1.46 billion, compared to $1.61 billion for the first six months of 2010. The impact on net interest income caused by the decrease in earning assets was partially offset by an increase in taxable-equivalent net interest margin, which increased to 4.21% for the first six months of 2011, compared to 3.96% for the first six months of 2010, an increase of 25 basis points.
The increase in net interest margin was due to the Company’s continued shift in focus away from higher cost time deposits and towards checking accounts and other core deposit relationships. The average yield on earning assets during the first six months of 2011 was 20 basis points lower than the average yield on earning assets during the comparable period in 2010, while the average rate on interest-bearing liabilities decreased by 50 basis points during the same time period, which resulted in an increase in the interest rate spread in the first six months of 2011 of 30 basis points compared to the first six months of 2010. The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the six months ended June 30, 2011 and 2010.

(Fully taxable equivalent basis1, in thousands)

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans receivable[2]	$1,316,817	$33,930	5.20%	$1,438,986	$38,381	5.38%
Taxable securities	270,038	6,406	4.78	234,182	5,619	4.84
Tax exempt securities	15,970	564	7.13	102,991	3,165	6.20
FHLB stock	10,029	42	0.84	11,633	15	0.26
Interest-bearing bank balances	20,115	24	0.24	23,361	33	0.29
Federal funds sold	—	—	—	—	—	—

Total earning assets	1,632,969	40,966	5.06	1,811,153	47,213	5.26

Non-earning assets:
Cash and due from banks	31,911			27,405
Premises and equipment	38,175			40,623
Other assets	107,306			106,647
Allowance for credit losses	(29,941)			(36,095)

Total assets	$1,780,420	$40,967		$1,949,733	$47,213

Interest-bearing liabilities:
Savings deposits	$40,898	$20	0.10%	$40,685	$20	0.10%
NOW deposits	439,756	1,461	0.67	326,959	1,454	0.90
Money market deposits	338,314	1,255	0.75	350,606	1,574	0.91
Time deposits	450,727	2,525	1.13	656,007	5,237	1.61
Other borrowings	61,763	984	3.21	81,362	1,205	2.99
Borrowings from Federal Home Loan Bank	105,361	631	1.21	147,084	2,118	2.90

Total interest-bearing liabilities	1,436,819	6,877	0.97	1,602,702	11,609	1.46

Other liabilities and shareholders’ equity:
Demand deposits	164,355			162,968
Other liabilities	16,327			19,396
Shareholders’ equity	162,919			164,481

Total liabilities and shareholders’ equity	$1,780,420	6,877		$1,949,546	11,609

Net interest income and net interest margin[3]		$34,090	4.21%		$35,604	3.96%

Interest rate spread[4]			4.09%			3.80%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $182 for 2011 and $991 for 2010.

[2]	The average loans receivable balances include non-accruing loans. Amortization of loan fees, net of deferred costs, of $359 and $422 for the six months ended June 30, 2011 and 2010, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense
In the first six months of 2011, noninterest income increased to $6.9 million, from $6.4 million during the same period in 2010. The Company recognized gains on the sale of investment securities of $2.0 million during the first six months of 2011. The Company elected to sell shorter-duration, odd-lot mortgage backed securities and corporate bonds that had significant gain positions. No investment securities were sold during the six months ended June 30, 2010. Retail banking income decreased 15.8% to $5.1 million in the first six months of 2011 from $6.0 million in the first six months of 2010, due primarily to ongoing regulatory changes in the industry and changes in consumer behavior. Writedowns and loss on sale of OREO increased from ($2.2) million in the first six months of 2010 to ($3.1) million in the first six months of 2011. Wealth management income increased $149,000 to $1.2 million for the six months ending June 30, 2011 compared to the same period a year ago.
In the first six months of 2011, noninterest expense decreased to $29.0 million from $31.0 million in the first six months of 2010. Personnel expense decreased to $14.6 million in the first six months of 2011 from $15.3 million in the first six months of 2010, primarily as a result of headcount reductions from branches closed in 2010. In addition, the Company recorded decreases in technology and data processing expense, occupancy costs, and furniture and equipment expenses as a result of the Company’s continued focus on a disciplined cost management culture.
The following table presents the details of Other Noninterest Expense.
Other Noninterest Expense (in thousands)

	Six Months Ended
	June 30,		Percentage
	2011	2010	Variance

Other operating expenses:
Advertising	$814	$797	2.1%
Bankcard expense	232	258	(10.1)
Legal and professional fees	1,368	1,625	(15.8)
Postage	360	439	(18.0)
Amortization of core deposit intangible	363	363	0.0
OREO expense	762	600	27.0
Telephone	325	361	(10.0)
Travel, dues and subscriptions	457	451	1.3
Stationery, printing and supplies	251	356	(29.5)
Other expense	2,148	1,847	16.3

	$7,080	$7,097	(0.2)

Asset Quality and Allowance for Credit losses
The Company’s allowance for credit losses is analyzed monthly by management. This analysis includes a methodology that segments the loan portfolio into homogeneous loan classifications and considers the current status of the portfolio, historical charge-off experience, current levels of delinquent, impaired and non-performing loans and their underlying collateral values, as well as economic and other risk factors. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology employed and other analytical measures in comparison to a group of peer banks. Management believes the allowance for credit losses is sufficient to absorb known risk in the portfolio. The Company, like many financial institutions, has recently and will likely continue to face a challenging credit environment in the coming months as a result of the overall economic slowdown in the region and the nation. The majority of the Bank’s loan portfolio is comprised of loans secured by real estate, and is therefore subject to risk as a result of the weakening real estate market. No assurances can be given that future economic conditions will not adversely affect borrowers and result in increases in credit losses and non-performing asset levels.
The allowance for credit losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management’s best estimate of probable credit losses incurred as of the balance sheet date. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be needed if economic or other conditions differ substantially from the assumptions used.
At June 30, 2011, the allowance for credit losses was $28.0 million or 2.25% of total loans outstanding compared to $28.8 million or 2.15% of loans outstanding at December 31, 2010, and $33.1 million or 2.33% of loans outstanding at June 30, 2010. At June 30, 2011, the allowance for credit losses was 58.81% of nonperforming loans compared to 56.84% at December 31, 2010 and 55.64% at June 30, 2010. Based on analysis of the current loan portfolio and levels of current problem loans and potential problem loans, management believes the allowance for credit losses to be adequate. Additional information regarding the allowance for credit losses is presented in the table headed “Asset Quality Analysis”, on the following page.
Nonperforming loans totaled $47.7 million at June 30, 2011, compared to $50.6 million at December 31, 2010 and $59.5 million at June 30, 2010. The decrease from the 2010 year end and from the prior year is primarily driven by decreases in non-accrual loans. Real estate acquired in settlement of loans (“OREO”) was $25.7 million at June 30, 2011, $26.7 million at December 31, 2010, and $26.0 million at June 30, 2010. Approximately $6.2 million was transferred from loans into OREO and approximately $4.1 million of such assets were disposed of during the first six months of 2011. A net loss of $3.1 million has been recorded on disposition and writedowns of OREO in the current year, compared to a net loss of $2.2 million in the first six months of 2010. The Company recorded $782,000 of expenses on OREO during the first six months of 2011, compared to $919,000 million in the first six months of 2010. Nonperforming assets (comprised of nonaccrual loans, restructured loans and OREO) totaled $73.4 million, or 4.23% of total assets, at March 31, 2011, compared to $77.3 million, or 4.28% of total assets, at December 31, 2010 and $85.4 million, or 4.42% of total assets, a year ago. Total impaired and potential problem loans declined $15.0 million, or 9.3%, primarily due to a reduction in other potential problem loans.
The provision for credit losses charged to operations for the six months ended June 30, 2011 totaled $9.1 million, compared to $8.7 million for the six months ended June 30, 2010. Net charge-offs for the six months ended June 30, 2011 were $9.8 million, or 1.50% of average loans held for investment on an annualized basis, compared to net charge-offs of $11.4 million, or 1.60% of average loans held for investment on an annualized basis, for the six months ended June 30, 2010. Charge-offs and provision expense for the six months ended June 30, 2011 include $1.3 million related to a subordinated debt loan to a financial institution.

	Six Months Ended		Year Ended	Six Months Ended
Asset Quality Analysis	June 30		December 31	June 30
(Dollars in thousands)	2011		2010	2010

Allowance for credit losses:
Balance, beginning of period	$28,752		$35,843	$35,843
Loans charged off
Commercial	2,459		9,052	4,964
Real estate — construction	2,248		5,379	1,329
Real estate — mortgage	4,005		7,260	4,273
Consumer	710		2,829	1,584
Other	1,300		6,200	—

Total chargeoffs	10,722		30,720	12,150
Recoveries of loans previously charged off:
Commercial	1,398		1,370	227
Real estate — construction	184		80	47
Real estate — mortgage	295		270	135
Consumer	221		647	328
Other	19		10	—

Total recoveries	917		2,377	737

Net loans charged off	9,805		28,343	11,413

Provision for loan losses	9,093		21,252	8,651

Balance, end of period	$28,040		$28,752	$33,081

Nonperforming Assets:
Commercial nonaccrual loans, not restructured	$18,147		$23,453	$38,326
Commercial nonaccrual loans, restructured	11,042		11,190	8,915
Non-commercial nonaccrual loans	10,075		8,537	6,184

Total nonaccrual loans	39,264		43,180	53,425
Troubled debt restructured, accruing	8,351		7,378	5,379
Loans 90 days or more past due and still accruing	65		27	649

Total non-performing loans	47,680		50,585	59,453
Real estate acquired in settlement of loans	25,729		26,718	25,966

Total nonperforming assets	$73,409		$77,303	$85,419

Loans identified as impaired	$37,483		$38,303	$38,677
Other nonperforming loans	10,197		12,282	20,776

Total nonperforming loans	47,680		50,585	59,453
Other potential problem loans	97,141		110,924	100,912

Total impaired and potential problem loans	$144,821		$161,509	$160,365

Asset Quality Ratios:
Nonperforming loans to total loans outstanding at end of period	3.83%		3.78%	4.19%
Nonperforming assets to total assets at end of period	4.23		4.28	4.42
Allowance for credit losses as a percentage of total loans outstanding at end of period	2.25		2.15	2.33
Allowance for credit losses to nonperforming loans	58.81		56.84	55.64
Net charge-offs as a percentage of average loans outstanding during the period	1.50	*	2.01	1.60	*

*	Denotes annualized

Income Taxes
The Company recorded income tax expense of $624,000 for the first six months of 2011, compared to income tax expense of $136,000 for the first six months of 2010. The Company’s effective tax rate was 22.5% for the six-month period ended June 30, 2011, compared to 10.0% for the first six months of 2010. The change in the effective rate is primarily as a result of the reduction in tax exempt income from 2010 to 2011.
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
During the first six months of 2011, the Company had net cash provided by operating activities of $93.5 million, compared to $14.6 million of net cash provided by operating activities in the first six months of 2010. The increase was primarily the result of the Company’s sale of $73.0 million of loans in connection with the sale of its Harrisonburg, Virginia operations.
Net cash provided by investing activities for the first six months of 2011 was $32.9 million, compared to net cash provided by for investing activities in the first six months of 2010 of $12.7 million. This change is primarily attributable to proceeds from the sale of securities exceeding purchases of securities by $31.1 million during the six months of 2011. During the first six months of 2010, purchases of securities exceeded proceeds from sales of securities by $22.0 million. This was partially offset by a decrease of $27.0 million in loans to customers during the first six months of 2010.
During the six months ended June 30, 2011, financing activities used $74.7 million, compared to net cash used by financing activities of $18.4 million during the same period of 2010. The change was primarily the result of the Company decreasing its total deposits by $25.9 million during the first six months of 2011, while total deposits increased by $52.0 million during the same period in 2011. The Company sold approximately $48.8 million of deposits in connection with the sale of its Harrisonburg, Virginia operations.
Cash and cash equivalents totaled $80.8 million at June 30, 2011, compared to $29.1 million at December 31, 2010 and $53.7 million at June 30, 2010.
The Bank has borrowing capacity of approximately $275.9 million with the FHLB, of which approximately $145.7 million was available at June 30, 2011. These borrowings are collateralized by FHLB stock, investment securities, qualifying 1 to 4 family residential mortgage loans, and qualifying commercial real estate loans. The Bank provides various reports to the FHLB on a regular basis to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the line of credit. The Bank also has $24.9 million of borrowing capacity through the Federal Reserve Bank System, of which none was used as of June 30, 2011. The line with the Federal Reserve Bank of Richmond is collateralized using investment securities and qualified loans.
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
Bancorp did not repurchase any of its equity securities during 2010 or the first two quarters of 2011.
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

As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of June 30, 2011.

	Regulatory Capital
	Well	Adequately
	Capitalized	Capitalized	Company	Bank

Total Capital	10.0%	8.0%	14.72%	14.38%
Tier 1 Capital	6.0	4.0	13.45	13.11
Leverage Capital	5.0	4.0	10.20	9.94
The Company holds $4.4 million of the $52.4 million received from the U.S. Treasury under the CPP, which may be invested in the Bank to increase the Bank’s total risk based capital ratio from the present level of 14.38%.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of future period net interest income or other comprehensive income.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
The Company’s management, including its CEO, CFO and Chief Accounting Officer (“CAO”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of June 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.
Changes in internal control over financial reporting
There have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable.
Item 1A. Risk Factors
There have been no material changes to the Company’s Risk Factors as previously disclosed in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities during the first two quarters of 2011 which were not registered under the Securities Act of 1933, as amended. The Company did not repurchase any of its equity securities during the first two quarters of 2011.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Removed and Reserved
Item 5. Other Information
     Not applicable

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

101
The following materials from the Company’s 10-Q Report for the quarterly period ended June 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*       Furnished, not filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2011	NEWBRIDGE BANCORP (Registrant)
	By:	/s/ Ramsey K. Hamadi
		Name:	Ramsey K. Hamadi
		Title:	Executive Vice President and Chief Financial Officer (Authorized Officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s 10-Q Report for the quarterly period ended June 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*       Furnished, not filed