Form 10-Q
period 2011-09-30
NEWBRIDGE BANCORP
filed 2011-11-10
CIK 714530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2011

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

At November 9, 2011, 15,655,868 shares of the registrant’s common stock were outstanding.

NEWBRIDGE BANCORP

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

NewBridge Bancorp and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30 2011 (Unaudited)	December 31 2010

Assets
Cash and due from banks	$33,488	$23,479
Interest-bearing bank balances	30,519	5,596
Loans held for sale	6,894	76,994
Investment securities	295,461	325,129
Loans	1,217,058	1,260,585
Less allowance for credit losses	(27,750)	(28,752)

Net loans	1,189,308	1,231,833
Premises and equipment	36,238	38,442
Real estate acquired in settlement of loans	26,469	26,718
Bank-owned life insurance	31,357	30,317
Deferred tax assets	26,780	27,089
Other assets	23,416	21,564

Total assets	$1,699,930	$1,807,161

Liabilities
Deposits:
Non-interest bearing	$167,689	$161,734
Savings, NOW and money market accounts	826,695	795,696
Time	401,287	495,565

Total deposits	1,395,671	1,452,995
Borrowings from the Federal Home Loan Bank	73,000	112,700
Other borrowings	46,774	61,774
Accrued expenses and other liabilities	19,937	16,504

Total liabilities	1,535,382	1,643,973

Shareholders’ Equity
Preferred stock, par value $.01 per share:
Authorized 10,000,000 shares; issued and outstanding (liquidation preference $1,000 per share) — 52,372	51,714	51,490
Common stock, par value $5 per share: Authorized 50,000,000 shares; issued and outstanding — 15,655,868	78,279	78,279
Paid-in capital	87,152	87,048
Directors’ deferred compensation plan	(575)	(618)
Retained deficit	(50,969)	(52,016)
Accumulated other comprehensive (loss)	(1,053)	(995)

Total shareholders’ equity	164,548	163,188

Total liabilities and shareholders’ equity	$1,699,930	$1,807,161

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Income

(Unaudited; dollars in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$16,121	$18,545	$50,052	$56,926
Interest on investment securities:
Taxable	3,147	2,895	9,595	8,529
Tax exempt	190	959	572	3,132
Interest-bearing bank balances and Federal funds sold	20	20	44	54

Total interest income	19,478	22,419	60,263	68,641

Interest Expense
Deposits	2,252	3,556	7,513	11,841
Borrowings from the Federal Home Loan Bank	275	520	907	2,639
Other borrowings	329	617	1,313	1,822

Total interest expense	2,856	4,693	9,733	16,302

Net interest income	16,622	17,726	50,530	52,339
Provision for credit losses	3,445	7,965	12,539	16,616

Net interest income after provision for credit losses	13,177	9,761	37,991	35,723

Noninterest Income
Retail banking	2,457	2,923	7,511	8,925
Mortgage banking services	395	742	1,088	1,453
Wealth management services	702	520	1,873	1,542
Gain on sale of investment securities	65	3,637	2,026	3,637
Writedowns and losses on sales of real estate acquired in settlement of loans	(799)	(1,563)	(3,871)	(3,722)
Other	480	294	1,607	1,140

Total noninterest income	3,300	6,553	10,234	12,975

Noninterest Expense
Personnel	7,857	7,421	22,498	22,745
Occupancy	983	1,035	3,043	3,210
Furniture and equipment	896	1,159	2,784	3,511
Technology and data processing	960	1,075	2,970	3,400
Legal and professional	664	699	2,032	2,324
FDIC insurance	600	833	2,027	2,633
Real estate acquired in settlement of loans	451	499	1,233	1,099
Other	2,482	2,444	7,278	7,265

Total noninterest expense	14,893	15,165	43,865	46,187

Income before income taxes	1,584	1,149	4,360	2,511
Income taxes	501	115	1,125	251

Net Income	1,083	1,034	3,235	2,260
Dividends and accretion on preferred stock	(730)	(730)	(2,189)	(2,190)

Net Income available to common shareholders	$353	$304	$1,046	$70

Earnings per share:
Basic	$0.02	$0.02	$0.07	$0.00
Diluted	$0.02	$0.02	$0.06	$0.00

Weighted average shares outstanding:
Basic	15,655,868	15,655,868	15,655,868	15,655,868
Diluted	16,467,550	16,019,719	16,558,862	16,025,102

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

Nine months ended September 30, 2011 and 2010

(Unaudited; Dollars in thousands)

	Preferred Stock	Common Stock		Paid-in	Directors’ Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive	Total Shareholders’

		Shares	Amount	Capital	Plan	(Deficit)	Income (Loss)	Equity
Balances at December 31, 2009	$51,190	15,655,868	$78,279	$86,969	$(634)	$(52,477)	$1,277	$164,604
Net Income						2,260		2,260
Change in unrealized gain on securities available for sale, net of deferred income taxes							1,624	1,624

Total comprehensive income								3,884
Dividends and accretion on preferred stock	225					(2,190)		(1,965)
Stock-based compensation expense				61				61
Common stock distributed					16			16

Balances at September 30, 2010	$51,415	15,655,868	$78,279	$87,030	$(618)	$(52,407)	$2,901	$166,600

Balances at December 31, 2010	$51,490	15,655,868	$78,279	$87,048	$(618)	$(52,016)	$(995)	$163,188
Net Income						3,235		3,235
Change in unrealized gain on securities available for sale, net of deferred income taxes							(58)	(58)

Total comprehensive income								3,177
Dividends and accretion on preferred stock	224					(2,188)		(1,964)
Stock-based compensation expense				104				104
Common stock distributed					43			43

Balances at September 30, 2011	$51,714	15,655,868	$78,279	$87,152	$(575)	$(50,969)	$(1,053)	$164,548

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited; dollars in thousands)

	Nine Months Ended September 30
	2011	2010
Cash Flow from operating activities
Net Income	$3,235	$2,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,626	5,255
Decrease in deferred income taxes	309	1,371
Decrease in income taxes receivable	—	2,717
Decrease in income earned but not received	311	1,283
Decrease in interest accrued but not paid	(327)	(569)
Net decrease in other assets	3,729	2,648
Net increase (decrease) in other liabilities	3,759	(1,176)
Provision for credit losses	12,539	16,616
Gain on sale of loans held for sale	(1,555)	(1,453)
Originations of loans held for sale	(72,928)	(136,707)
Proceeds from sales of loans held for sale	144,584	126,935
(Gain) Loss on sale of premises, equipment and real estate acquired in settlement of loans	(107)	1,457
Stock based compensation	104	61

Net cash provided by operating activities	98,279	20,698

Cash Flow from investing activities
Purchases of securities available for sale	(86,418)	(101,500)
Purchases of securities held to maturity	—	(39,160)
Proceeds from sales/maturities/calls of securities available for sale	114,272	193,802
Gain on sales of securities available for sale	(2,026)	(3,637)
Net decrease in loans made to customers	17,586	65,044
Proceeds from sale of premises, equipment and real estate acquired in settlement of loans	10,233	13,321
Expenditures for improvements to real estate acquired in settlement of loans, net of income received	27	37
Purchases of premises and equipment	(3,076)	(2,523)

Net cash provided by investing activities	50,598	125,384

Cash Flow from financing activities
Net increase in demand, NOW, money market and savings deposits	36,954	125,410
Net decrease in time deposits	(94,278)	(114,128)
Net decrease in other borrowings	(15,000)	(27,647)
Net decrease in borrowings from Federal
Home Loan Bank	(39,700)	(67,500)
Dividends paid	(1,964)	(1,964)
Common stock distributed	43	15

Net cash used for financing activities	(113,945)	(85,814)

Increase in cash and cash equivalents	34,932	60,268
Cash and cash equivalents at the beginning of the period	29,075	44,840

Cash and cash equivalents at the end of the period	$64,007	$105,108

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited; dollars in thousands)

	Nine Months Ended September 30
	2011	2010

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$10,060	$16,871
Income Taxes	—	—

Supplemental disclosures of noncash transactions
Transfer of loans to real estate acquired in settlement of loans	$10,980	$18,089
Transfer of investment securities from Held to Maturity to Available for Sale	—	27,389
Accretion on U.S. Treasury preferred stock	224	225
Dividends accrued but unpaid	327	327
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	1,430	(855)
Change in deferred income taxes	(1,372)	(769)
Change in shareholders’ equity	(58)	1,624

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and provisions for credit losses considered necessary for a fair presentation have been included. Operating results for the three-month and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

As of September 30, 2011, the Bank operated four active non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. (“Peoples Finance”), LSB Properties, Inc. (“LSB Properties”), Henry Properties, LLC (“Henry Properties”) and Prince George Court Holdings, Inc. (“Prince George”). Peoples Finance, a NC licensed finance company, with approximately $0.3 million of loans outstanding as of September 30, 2011, is no longer actively soliciting loans. LSB Properties, Henry Properties and Prince George together own the real estate acquired in settlement of loans of the Bank.

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

Recent accounting pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. This Update requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Presentation of comprehensive income in the statement of changes in stockholders’ equity will no longer be acceptable. The update does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, the option for an entity to present components of other comprehensive income net or before related tax effects, or how earnings per share is calculated or presented. This guidance becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company currently presents other comprehensive income in its Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income and plans to adopt the new disclosure requirements in its first quarter 2012 Form 10-Q.

Reclassification

Certain items for 2010 have been reclassified to conform to the 2011 presentation. Such reclassifications had no effect on net income, total assets or shareholders’ equity as previously reported.

Note 2 — Net Income Per Share

Basic and diluted net income per share are computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options or warrants were exercised, or restricted stock vested, resulting in the issuance of common stock sharing in the net income of the Company. A summary of the basic and diluted weighted average number of shares used in the computation of net income per share follows (in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Weighted average number of common shares used in computing basic net income per share	15,655,868	15,655,868	15,655,868	15,655,868
Effect of dilutive stock options, warrants and restricted stock grants	811,682	363,851	902,994	369,234

Diluted weighted average common shares outstanding	16,467,550	16,019,719	16,558,862	16,025,102

Note 3 — Investment Securities

Investment securities consist of the following (in thousands):

			September 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration[1]

U.S. government agency securities	$48,000	$166	$—	$48,166	4.04%		0.15
Mortgage backed securities	34,399	3,156	—	37,555	5.12		4.49
State and municipal obligations	17,392	241	(378)	17,255	6.31	[2]	7.06
Covered bonds	51,471	2,144	(82)	53,533	5.25		2.36
Corporate bonds	100,558	82	(1,796)	98,844	3.86		4.05
Collateralized mortgage obligations	25,828	521	(541)	25,808	5.56		3.48
Federal Home Loan Bank stock	8,270	—	—	8,270
Other equity securities	5,775	314	(59)	6,030

Total	$291,693	$6,624	$(2,856)	$295,461

[1]	Average remaining duration to maturity, in years

[2]	Fully taxable equivalent basis

			December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration[1]

U.S. government agency securities	$109,274	$267	$(2,017)	$107,524	3.88%		6.10
Mortgage backed securities	55,989	4,320	—	60,309	5.65		2.14
State and municipal obligations	17,380	13	(1,982)	15,411	6.71	[2]	11.46
Covered bonds	44,256	1,802	—	46,058	5.30		2.62
Corporate bonds	38,560	507	(612)	38,455	5.50		6.42
Collateralized mortgage obligations	39,679	823	(90)	40,412	5.52		2.10
Federal Home Loan Bank stock	10,399	—	—	10,399
Other equity securities	5,775	786	—	6,561

Total	$321,312	$8,518	$(4,701)	$325,129

[1]	Average remaining duration to maturity, in years

[2]	Fully taxable equivalent basis

All securities were classified as available for sale as of each date presented.

The following is a schedule of securities in a loss position as of September 30, 2011 (in thousands):

	Less than 1 year		1 Year or More		Total
	Market Value	Unrealized Loss	Market Value	Unrealized Loss	Market Value	Unrealized Loss

State and municipal obligations	$510	$(43)	$3,820	$(335)	$4,330	$(378)
Covered bonds	4,856	(82)	—	—	4,856	(82)
Corporate bonds	65,381	(1,527)	4,714	(269)	70,095	(1,796)
Collateralized mortgage obligations	11,013	(444)	2,161	(97)	13,174	(541)
Other equity securities	780	(59)	—	—	780	(29)

Total securities	$82,540	$(2,155)	$10,695	$(701)	$93,235	$(2,856)

Investment securities with an amortized cost of $74,319,000 and $98,111,000, as of September 30, 2011, and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes. The Bank has obtained $50,000,000 in letters of credit, which are used in lieu of securities to pledge against public deposits.

During the first nine months of 2011, the Company sold $39,209,000 of investments for a gain of $2,026,000. The investments sold by the Company consisted of shorter-duration, odd-lot mortgage backed securities and certain corporate bonds. Investment securities with a book value of $82,052,000 were sold during the nine months ended September 30, 2010, for a gain of $3,637,000, to reposition the investment portfolio and reduce the Company’s exposure to municipalities.

Note 4 — Loans and Allowance for Credit Losses

Loans are summarized as follows (in thousands):

	September 30 2011	December 31 2010

Secured by owner-occupied nonfarm nonresidential properties	$263,438	$222,889
Secured by other nonfarm nonresidential properties	157,370	159,086
Other commercial and industrial	121,489	134,011

Total Commercial	542,297	515,986
Construction loans — 1 to 4 family residential	9,606	16,736
Other construction and land development	96,773	122,382

Total Real estate — construction	106,379	139,118
Closed-end loans secured by 1 to 4 family residential properties	288,785	304,640
Lines of credit secured by 1 to 4 family residential properties	214,016	219,557
Loans secured by 5 or more family residential properties	23,554	20,207

Total Real estate — mortgage	526,355	544,404
Credit cards	7,315	7,749
Other revolving credit plans	9,415	9,042
Other consumer loans	19,556	36,224

Total Consumer	36,286	53,015
Loans to other depository institutions	—	3,800
All other loans	5,741	4,262

Total Other	5,741	8,062

Total loans	1,217,058	1,260,585
Loans held for sale	6,894	76,994

Total loans and loans held for sale	$1,223,952	$1,337,579

Nonperforming assets are summarized as follows (in thousands):

	September 30 2011	December 31 2010
Commercial nonaccrual loans, not restructured	$17,477	$23,453
Commercial nonaccrual loans, restructured	9,870	11,190
Non-commercial nonaccrual loans	8,922	8,537

Total nonaccrual loans	36,269	43,180
Troubled debt restructured, accruing	7,167	7,378
Accruing loans which are contractually past due 90 days or more	26	27

Total nonperforming loans	43,462	50,585
Real estate acquired in settlement of loans	26,469	26,718

Total nonperforming assets	$69,931	$77,303

Nonperforming loans to loans outstanding at end of period	3.57%	4.01%
Nonperforming assets to total assets at end of period	4.11%	4.28%
Allowance for credit losses to nonperforming loans	63.85%	56.84%

The aging of loans is summarized in the following table (in thousands):

	30-89 days past due	90 + days past due	Nonaccrual Loans	Total past due + nonaccrual	Current	Total loans receivable
September 30, 2011
Secured by owner-occupied nonfarm nonresidential property	$5,951	$—	$5,711	$11,662	$251,776	$263,438
Secured by other nonfarm nonresidential property	1,230	—	1,604	2,834	154,536	157,370
Other commercial and industrial	1,025	—	705	1,730	119,760	121,490

Total Commercial	8,206	—	8,020	16,226	526,072	542,298

Construction loans — 1 to 4 family residential	—	—	453	453	9,153	9,606
Other construction and land development	614	—	11,093	11,707	85,066	96,773

Total Real estate — construction	614	—	11,546	12,160	94,219	106,379

Closed-end loans secured by 1 to 4 family residential property	5,019	—	11,877	16,896	271,889	288,785
Lines of credit secured by 1 to 4 family residential property	5,270	—	1,044	6,314	207,702	214,016
Loans secured by 5 or more family residential property	2,549	—	3,524	6,072	17,482	23,554

Total Real estate — mortgage	12,838	—	16,445	29,282	497,073	526,355

Credit cards	126	25	—	151	7,164	7,315
Other revolving credit plans	321	—	156	477	8,938	9,415
Other consumer loans	140	1	102	244	19,312	19,556

Total Consumer	587	26	258	872	35,414	36,286

Loans to other depository institutions	—	—	—	—	—	—
All other loans	—	—	—	—	5,740	5,740

Total Other	—	—	—	—	5,740	5,740

Total loans	22,245	26	36,269	58,540	1,158,518	1,217,058
Loans held for sale	—	—	—	—	6,894	6,894

Total loans and loans held for sale	$22,245	$26	$36,269	$58,540	$1,165,412	$1,223,952

	30-89 days Past due	90 + days Past due	Nonaccrual Loans	Total past due + nonaccrual	Current	Total loans Receivable
December 31, 2010
Secured by owner-occupied nonfarm nonresidential property	$2,619	$—	$5,953	$8,572	$214,317	$222,889
Secured by other nonfarm nonresidential property	1,767	—	1,076	2,843	156,243	159,086
Other commercial and industrial	2,641	—	1,875	4,516	129,495	134,011

Total Commercial	7,027	—	8,904	15,931	500,055	515,986

Construction loans — 1 to 4 family residential	1,166	—	2,666	3,832	12,904	16,736
Other construction and land development	3,354	—	13,925	17,279	105,103	122,382

Total Real estate — construction	4,520	—	16,591	21,111	118,007	139,118

Closed-end loans secured by 1 to 4 family residential property	10,444	—	10,830	21,274	283,366	304,640
Lines of credit secured by 1 to 4 family residential property	4,549	—	1,611	6,160	213,397	219,557
Loans secured by 5 or more family residential property	147	—	1,004	1,151	19,056	20,207

Total Real estate — mortgage	15,140	—	13,445	28,585	515,189	544,404

Credit cards	122	27	—	149	7,600	7,749
Other revolving credit plans	226	—	11	237	8,805	9,042
Other consumer loans	847	—	429	1,276	34,948	36,224

Total Consumer	1,195	27	440	1,662	51,353	53,015

Loans to other depository institutions	—	—	3,800	3,800	—	3,800
All other loans	—	—	—	—	4,262	4,262

Total Other	—	—	3,800	3,800	4,262	8,062

Total loans	27,882	27	43,180	71,089	1,189,496	1,260,585
Loans held for sale	359	—	—	359	76,635	76,994

Total loans and loans held for sale	$28,241	$27	$43,180	$71,448	$1,266,131	$1,337,579

Impaired loans totaled $33.8 million and $38.3 million at September 30, 2011 and December 31, 2010, respectively. Included in these balances were $17.0 million and $18.6 million, respectively, of loans classified as troubled debt restructurings (“TDRs”). A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. For loans classified as TDRs, the Company further evaluates the loans as performing or nonperforming. TDRs originally classified as non-accrual are able to be reclassified as accruing if, subsequent to restructure, they experience six months of payment performance according to the restructured terms. Further, TDRs may be considered performing and subsequently removed from impaired status in years subsequent to the restructuring if it meets the following criteria:

•	At the time of restructure, the loan was made at a market rate of interest
•	The loan has shown at least 6 months of payment performance in accordance with the restructured terms.

Quarterly, the Company reviews those loans designated as TDRs for compliance with the previously stated criteria. In the third quarter, the Company removed 7 loans totaling $1.3 million from impaired status, due to the loans meeting performance and other criteria.

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification. The loans included in all loan classes as TDRs at September 30, 2011 had either an interest rate modification or a deferral of principal payments, which the Company considers are concessions. All loans designated as TDRs were modified due to financial difficulties experienced by the borrower.

The Company monitors the performance of modified loans on an ongoing basis. Loans retain their accrual status at the time of their modification. As a result, if a loan is on non-accrual at the time it is modified, it stays as non-accrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual. A modified loan will be reclassified to non-accrual if the loan becomes 90 days delinquent or other weaknesses are observed which make collection of principal and interest unlikely. A loan on non-accrual will be individually evaluated based on sustained adherence to the terms of the modification agreement for a minimum of six months prior to being reclassified to accrual status. TDRs are considered impaired. However, TDRs that specified a market rate of interest at the date of restructure and have performed in accordance with the revised terms for a minimum of six months may be removed from the impaired loan disclosures in years subsequent to the modification.

Impaired loans and related information are summarized in the following tables (in thousands):

		Impaired Loans
	Recorded balance	Unpaid principal balance	Specific Allowance
September 30, 2011
Loans without a specific valuation allowance
Commercial	$3,226	$3,242	$—
Real estate — construction	7,694	11,729	—
Real estate — mortgage	9,126	9,348	—
Consumer	—	—	—

Total	20,046	24,319	—

Loans with a specific valuation allowance
Commercial	2,321	2,903	368
Real estate — construction	2,863	3,183	281
Real estate — mortgage	8,478	9,479	1,073
Consumer	119	119	119

Total	13,781	15,684	1,841

Total impaired loans
Commercial	5,547	6,145	368
Real estate — construction	10,557	14,912	281
Real estate — mortgage	17,604	18,827	1,073
Consumer	119	119	119

Total	$33,827	$40,003	$1,841

		Impaired Loans
	Recorded Balance	Unpaid principal Balance	Specific Allowance
December 31, 2010
Loans without a specific valuation allowance
Commercial	$4,651	$5,437	$—
Real estate — construction	12,489	17,165	—
Real estate — mortgage	6,633	7,676	—
Consumer	112	112	—
Other	3,800	10,000	—

Total	27,685	40,390	—

Loans with a specific valuation allowance
Commercial	1,375	1,482	578
Real estate — construction	1,606	2,577	251
Real estate — mortgage	7,290	7,290	976
Consumer	347	347	122
Other	—	—	—

Total	10,618	11,696	1,927

Total impaired loans
Commercial	6,026	6,919	578
Real estate — construction	14,095	19,742	251
Real estate — mortgage	13,923	14,966	976
Consumer	459	459	122
Other	3,800	10,000	—

Total	$38,303	$52,086	$1,927

	September 30 2011	December 31 2010
Loans identified as impaired	$33,827	$38,303
Other nonperforming loans	9,635	12,282

Total nonperforming loans	43,462	50,585
Other potential problem loans	93,459	110,924

Total impaired and potential problem loans	$136,921	$161,509

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

	September 30 2011					December 31 2010
	Pass	Special Mention	Sub- standard	Doubtful	Total	Pass	Special Mention	Sub- Standard	Doubtful	Total
Commercial	$437,510	$52,217	$84,301	$180	$574,208	$423,474	$48,651	$75,682	$1,121	$548,928
Real estate — construction	40,001	15,255	26,988	487	82,731	66,766	13,673	47,319	630	128,388
Real estate — mortgage	59,451	6,707	14,735	179	81,072	92,610	7,898	20,288	798	121,594
Consumer	—	—	—	—	—	2	—	—	—	2
Other	5,152	—	—	—	5,152	3,448	—	3,903	—	7,351

Total	$542,114	$74,179	$126,024	$846	$743,163	$586,300	$70,222	$147,192	$2,549	$806,263

An analysis of the changes in the allowance for credit losses follows (in thousands):

	Nine Months Ended September 30
	2011	2010
Balance, beginning of period	$28,752	$35,843
Loans charged off:
Commercial	4,037	7,227
Real estate — construction	3,426	3,177
Real estate — mortgage	5,030	5,361
Consumer	1,109	2,294
Other	1,300	—

Total chargeoffs	14,902	18,059
Recoveries of loans previously charged off:
Commercial	212	305
Real estate — construction	341	49
Real estate — mortgage	450	224
Consumer	328	576
Other	30	—

Total recoveries	1,361	1,154

Net loans charged off	13,541	16,905

Provision for loan losses	12,539	16,616

Balance, end of period	$27,750	$35,554

Loans totaling $6,838,000 and $76,994,000 as of September 30, 2011 and December 31, 2010, respectively, were held for sale, and stated at the lower of cost or market on an individual basis.

Loans totaling $567,845,000 and $569,896,000 as of September 30, 2011 and December 31, 2010, respectively, were pledged to secure lines of the credit with the Federal Home Loan Bank and Federal Reserve Bank.

Note 5 — Stock Compensation Plans

The Company recorded $104,000, or less than $0.01 per diluted share, and $61,000, or less than $0.01 per diluted share, of total stock-based compensation expense for the nine-month periods ended September 30, 2011 and September 30, 2010, respectively. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related stock options or restricted stock grants and is reported under personnel expense. This expense had no impact on the Company’s reported cash flows. As of September 30, 2011, there was $416,000 of total unrecognized stock-based compensation expense. This expense will be fully recognized by December 31, 2014.

For purposes of determining estimated fair value of the stock options and restricted stock grants, the Company has computed the estimated fair values of all stock-based compensation using the Black-Scholes option pricing model and, for stock options and restricted stock grants granted prior to December 31, 2010, has applied the assumptions set forth in the Annual Report.

On February 9, 2011, the Company’s Board of Directors awarded a total of 83,551 restricted stock units to certain executive officers. The fair value of these restricted stock units is $5.15 per unit, which was the closing price of the Company’s common stock on that date. The restricted stock units vest over a period of four years, and are subject to the Company repaying certain portions of the funds it received under the U.S. Department of the Treasury (the “U.S. Treasury”) Capital Purchase Program. The stock-based compensation expense for these awards was immaterial for the third quarter and first nine months of 2011. There were no stock options granted in the nine months ended September 30, 2011.

Note 6 — Fair Value of Financial Instruments

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities at September 30, 2011	$ —	$287,191	$ 8,270
Available for sale securities at December 31, 2010	—	314,730	10,399

The table below presents the assets measured at fair value on a non-recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Loans held for sale at September 30, 2011	$ —	$ 6,894	$ —
Loans held for sale at December 31, 2010	—	76,994	—
Real estate acquired in settlement of loans at September 30, 2011	—	—	26,469
Real estate acquired in settlement of loans at December 31, 2010	—	—	26,718
Core deposit intangible at September 30, 2011	—	—	3,982
Core deposit intangible at December 31, 2010	—	—	4,526
Impaired loans, net of allowance at September 30, 2011	—	—	31,986
Impaired loans, net of allowance at December 31, 2010	—	—	36,376

Note 7 — U.S. Treasury Capital Purchase Program

Pursuant to the U.S. Treasury Capital Purchase Program, on December 12, 2008, the Company issued and sold to the U.S. Treasury (i) 52,372 shares of Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 2,567,255 shares of the Company’s common stock at an exercise price of $3.06 per share, for an aggregate purchase price of $52,372,000 in cash. The Warrant may be exercised by the U.S. Treasury at any time before it expires on December 12, 2018. The fair value of the Warrant of $1,497,000 was estimated on the date of the grant using the Black-Scholes option-pricing model. The Series A Preferred Stock pays cumulative dividends of 5% for the first five years and 9% thereafter, unless the Company redeems the shares.

Note 8 — Sale of Harrisonburg, Virginia Operations

On May 20, 2011, the Bank sold its Harrisonburg, Virginia operations. This transaction included the sale of approximately $72.5 million of loans and the assignment of $48.8 million of deposits, as well as a branch office building and a parcel of land. The Bank retained approximately $30.5 million of loans in its Virginia Region. The Bank provided for an estimated loss of $338,000 in the fourth quarter of 2010, and recorded a gain of approximately $71,000 in the second quarter of 2011 when the sale closed.

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

Introduction

The Company is a bank holding company incorporated under the laws of North Carolina (“NC”) and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company’s principal asset is the stock of its banking subsidiary, the Bank.

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

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net Interest Income

Net interest income for the third quarter of 2011, on a taxable equivalent basis, was $16.7 million, a decrease of $1.5 million or 8.0%, from $18.2 million for the third quarter of 2010. Average earning assets in the third quarter of 2011 decreased $181.9 million, or 10.3%, to $1.58 billion, compared to $1.76 billion in the third quarter of 2010. Average loans decreased $126.6 million as a result of soft loan demand and the sale of approximately $72.5 million in loans in connection with the sale of the Bank’s Harrisonburg, Virginia operations. Average interest-bearing liabilities for the third quarter of 2011 decreased $175.7 million, or 11.4%, to $1.37 billion, compared to $1.55 billion for the third quarter of 2010. The impact on net interest income caused by the decrease in earning assets was partially offset by an 11 basis points increase in taxable-equivalent net interest margin to 4.20% for the third quarter of 2011, compared to 4.09% for the third quarter of 2010.

The increase in net interest margin was due to the Company’s continued shift in focus away from higher cost time deposits and towards checking accounts and other core deposit relationships. The average yield on earning assets during the third quarter of 2011 was 24 basis points lower than the average yield on earning assets during the comparable period in 2010, while the average rate on interest-bearing liabilities decreased by 37 basis points during the same time period, which resulted in a 13 basis points increase in the interest rate spread in the third quarter of 2011 over the third quarter of 2010. The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three months ended September 30, 2011 and 2010.

(Fully taxable equivalent basis1, in thousands)

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Average Balance	Interest Income/ Expense	Annualized Average Yield/Rate	Average Balance	Interest Income/ Expense	Annualized Average Yield/Rate
Earning assets:
Loans receivable[2]	$1,234,861	$16,121	5.18%	$1,391,390	$18,545	5.29%
Taxable securities	286,736	3,128	4.33	244,483	2,882	4.68
Tax exempt securities	16,790	283	6.69	77,598	1,403	7.17
FHLB stock	8,830	18	0.83	11,113	13	0.46
Interest-bearing bank balances	32,709	20	0.24	37,264	20	0.22
Federal funds sold	—	—	—	—	—	—

Total earning assets	1,579,926	19,570	4.91	1,761,848	22,863	5.15

Non-earning assets:
Cash and due from banks	25,623			27,909
Premises and equipment	36,387			39,198
Other assets	104,938			103,823
Allowance for credit losses	(28,456)			(34,656)

Total assets	$1,718,418	$19,570		$1,898,122	$23,863

Interest-bearing liabilities:
Savings deposits	$40,675	$10	0.10%	$40,097	$10	0.10%
NOW deposits	420,734	557	0.53	394,645	867	0.87
Money market deposits	364,813	657	0.71	343,335	672	0.78
Time deposits	428,291	1,027	0.95	590,880	2,007	1.35
Other borrowings	46,774	328	2.78	72,628	617	3.37
Borrowings from Federal Home Loan Bank	70,761	276	1.55	106,129	520	1.94

Total interest-bearing liabilities	1,372,048	2,856	0.83	1,547,714	4,693	1.20

Other liabilities and shareholders’ equity:
Demand deposits	163,440			165,951
Other liabilities	17,849			16,660
Shareholders’ equity	165,081			167,797

Total liabilities and shareholders’ equity	$1,718,418	2,856		$1,898,122	4,693

Net interest income and net interest margin[3]		$16,714	4.20%		$18,170	4.09%

Interest rate spread[4]			4.08%			3.95%

[1]

Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $92 for 2011 and $444 for 2010.

[2]

The average loans receivable balances include non-accruing loans. Amortization of loan fees, net of deferred costs, of $139 and $179 for the three months ended September 30, 2011 and 2010, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense

In the third quarter of 2011, noninterest income decreased to $3.3 million, from $6.5 million during the same period in 2010, primarily as a result of a $3.6 million gain on the sale of investment securities during the third quarter of 2010. Retail banking income decreased 15.9% to $2.5 million in the third quarter of 2011 from $2.9 million in the third quarter of 2010, due primarily to ongoing regulatory changes and changes in consumer behavior. Mortgage banking revenue decreased to $395,000 in the third quarter of 2011, compared to $742,000 in the third quarter of 2010, as a result of substantially reduced mortgage production. Writedowns and loss on sale of real estate acquired in settlement of loans (“OREO”) decreased to $799,000 in the third quarter of 2011 from $1.6 million in the third quarter of 2010. Wealth management income increased $182,000 to $702,000 for the three months ending September 30, 2011 compared to the same period a year ago, as a result of an 85% increase, to $140.1 million, in assets under management compared to the prior year quarter reflecting the impact of our expanded wealth management team.

In the third quarter of 2011, noninterest expense decreased to $14.9 million from $15.2 million in the third quarter of 2010. Personnel expense increased to $7.9 million in the third quarter of 2011 from $7.4 million in the third quarter of 2010, primarily as a result of $435,000 of one time expenses related to severance costs. Technology and data processing expense, occupancy costs and furniture and equipment expenses all decreased as a result of the Company’s continued focus on a disciplined cost management culture.

The following table presents the details of other noninterest expense (in thousands).

	Three Months Ended September 30,		Percentage
	2011	2010	Variance
Other noninterest expense:
Advertising	$346	$395	(12.4)%
Bankcard expense	166	126	31.7
Postage	225	303	(25.7)
Amortization of core deposit intangible	182	182	0.0
Telephone	164	191	(14.1)
Travel, dues and subscriptions	181	226	(19.9)
Stationery, printing and supplies	125	160	(21.9)
Other expense	1,093	861	26.9

	$2,482	$2,444	1.6

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net Interest Income

Net interest income for the first nine months of 2011, on a taxable equivalent basis, was $50.8 million, a decrease of $3.0 million, or 5.5%, from $53.8 million for the first nine months of 2010. Average earning assets in the first nine months of 2011 decreased $179.4 million, or 10.0%, to $1.62 billion, compared to $1.79 billion in the first nine months of 2010. Average loans decreased $133.7 million as a result of soft loan demand and the sale of approximately $72.5 million in loans in connection with the Bank’s termination of its Harrisonburg, Virginia operations. Average interest-bearing liabilities for the first nine months of 2011 decreased $169.2 million, or 10.7%, to $1.41 billion, compared to $1.58 billion for the first nine months of 2010. The impact on net interest income caused by the decrease in earning assets was partially offset by an increase in taxable-equivalent net interest margin, which increased to 4.21% for the first nine months of 2011, compared to 4.01% for the first nine months of 2010, an increase of 20 basis points.

The increase in net interest margin was due to the Company’s continued shift in focus away from higher cost time deposits and towards checking accounts and other core deposit relationships. The average yield on earning assets during the first nine months of 2011 was 21 basis points lower than the average yield on earning assets during the comparable period in 2010, while the average rate on interest-bearing liabilities decreased by 45 basis points during the same time period, which resulted in an increase in the interest rate spread in the first nine months of 2011 of 24 basis points compared to the first nine months of 2010. The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the nine months ended September 30, 2011 and 2010.

(Fully taxable equivalent basis1, in thousands)

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Average Balance	Interest Income/ Expense	Annualized Average Yield/Rate	Average Balance	Interest Income/ Expense	Annualized Average Yield/Rate
Earning assets:
Loans receivable[2]	$1,289,198	$50,052	5.19%	$1,422,947	$56,926	5.35%
Taxable securities	275,665	9,535	4.62	249,695	8,501	4.55
Tax exempt securities	16,247	848	6.98	82,392	4,567	7.41
FHLB stock	9,625	60	0.83	11,458	28	0.33
Interest-bearing bank balances	24,359	44	0.24	28,046	54	0.26
Federal funds sold	—	—	—	—	—	—

Total earning assets	1,615,094	60,539	5.01	1,794,538	70,076	5.22

Non-earning assets:
Cash and due from banks	29,815			27,489
Premises and equipment	37,579			40,143
Other assets	106,483			105,656
Allowance for credit losses	(29,446)			(35,610)

Total assets	$1,759,525	$60,539		$1,932,216	$70,076

Interest-bearing liabilities:
Savings deposits	$40,823	$30	0.10%	$40,487	$30	0.10%
NOW deposits	433,346	2,018	0.62	349,769	2,321	0.89
Money market deposits	347,244	1,912	0.74	348,155	2,247	0.86
Time deposits	443,166	3,554	1.07	634,059	7,243	1.53
Other borrowings	56,712	1,313	3.10	78,419	1,822	3.11
Borrowings from Federal Home Loan Bank	93,701	907	1.29	133,282	2,639	2.65

Total interest-bearing liabilities	1,414,992	9,733	0.92	1,584,171	16,302	1.37

Other liabilities and shareholders’ equity:
Demand deposits	164,047			163,973
Other liabilities	16,657			17,317
Shareholders’ equity	163,929			166,755

Total liabilities and shareholders’ equity	$1,759,525	9,733		$1,932,216	16,302

Net interest income and net interest margin[3]		$50,806	4.21%		$53,774	4.01%

Interest rate spread[4]			4.09%			3.85%

[1]

Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $276 for 2011 and $1,435 for 2010.

[2]

The average loans receivable balances include non-accruing loans. Amortization of loan fees, net of deferred costs, of $422 and $578 for the nine months ended September 30, 2011 and 2010, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense

In the first nine months of 2011, noninterest income decreased to $10.2 million, from $13.0 million during the same period in 2010. The Company recognized gains on the sale of investment securities of $2.0 million during the first nine months of 2011, compared to gains of $3.6 million recognized during the same period in 2010. Retail banking income decreased 15.8% to $7.5 million in the first nine months of 2011 from $8.9 million in the first nine months of 2010, due primarily to ongoing regulatory changes in the industry and changes in consumer behavior. Wealth management income increased $331,000 for the nine months ending September 30, 2011 compared to the same period a year ago, but was offset by a decrease in mortgage banking revenue of $365,000 during the same time period, as a result of substantially reduced mortgage production.

In the first nine months of 2011, noninterest expense decreased to $43.9 million from $46.2 million in the first nine months of 2010. The Company recorded decreases in all major categories, including personnel, technology and data processing expense, occupancy costs, and furniture and equipment expenses as a result of the Company’s continued focus on a disciplined cost management culture.

The following table presents the details of other noninterest expense (in thousands).

	Nine Months Ended September 30,		Percentage
	2011	2010	Variance
Other noninterest expense:
Advertising	$1,160	$1,192	(2.8)%
Bankcard expense	459	412	10.2
Postage	585	743	(21.3)
Amortization of core deposit intangible	545	545	0.0
Telephone	489	551	(11.3)
Travel, dues and subscriptions	505	626	(19.3)
Stationery, printing and supplies	375	496	(24.4)
Other expense	3,160	2,700	17.0

	$7,278	$7,265	0.2

Asset Quality and Allowance for Credit losses

The Company’s allowance for credit losses, which is utilized to absorb actual losses in the loan portfolio, is analyzed monthly by management. This analysis includes a methodology that segments the loan portfolio into risk-graded loans and homogeneous loan classifications and considers the current status of the portfolio, historical charge-off experience, current levels of delinquent, impaired and non-performing loans and their underlying collateral values, as well as economic and other risk factors. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology employed and other analytical measures in comparison to a group of peer banks. The Company, like many financial institutions, has recently faced a challenging credit environment and will likely continue to face such an environment in the coming months as a result of the overall economic slowdown in the region and the nation. The majority of the Bank’s loan portfolio is comprised of loans secured by real estate, and is therefore subject to risk as a result of the weak real estate market. No assurances can be given that future economic conditions will not adversely affect borrowers and result in increases in credit losses and non-performing asset levels.

The allowance for credit losses is maintained at a level consistent with management’s best estimate of probable credit losses incurred as of the balance sheet date. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes loans in the portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be needed if economic or other conditions differ substantially from the assumptions used.

At September 30, 2011, the allowance for credit losses was $27.8 million, or 2.27%, of total loans outstanding compared to $28.8 million, or 2.15%, of loans outstanding at December 31, 2010, and $35.6 million, or 2.59%, of loans outstanding at September 30, 2010. At September 30, 2011, the allowance for credit losses was 63.85% of nonperforming loans compared to 56.84% at December 31, 2010 and 68.35% at September 30, 2010. Based on analysis of the current loan portfolio and levels of current problem loans and potential problem loans, management believes the allowance for credit losses to be adequate. Additional information regarding the allowance for credit losses is presented in the table headed “Asset Quality Analysis”, on the following page.

Nonperforming loans totaled $43.5 million at September 30, 2011, compared to $50.6 million at December 31, 2010 and $52.0 million at September 30, 2010. The decreases from the 2010 year end of 14% and from the prior year of 16% are primarily driven by decreases in non-accrual loans. OREO was $26.5 million at September 30, 2011, $26.7 million at December 31, 2010, and $29.6 million at September 30, 2010. Approximately $11.0 million was transferred from loans into OREO and approximately $7.3 million of such assets were disposed of during the first nine months of 2011. A net loss of $3.9 million has been recorded on disposition and writedowns of OREO in the current year, compared to a net loss of $3.7 million in the first nine months of 2010. The Company recorded $1.2 million of expenses on OREO during the first nine months of 2011, compared to $1.1 in the first six months of 2010. Nonperforming assets (comprised of nonaccrual loans, restructured loans and OREO) totaled $69.9 million, or 4.11% of total assets, at September 30, 2011, compared to $77.3 million, or 4.28% of total assets, at December 31, 2010 and $81.6 million, or 4.38% of total assets, a year ago. Total impaired and potential problem loans declined $24.6 million, or 15.2%, from December 31, 2010 and $33.2 million, or 19.5%, from a year ago.

The provision for credit losses charged to operations for the nine months ended September 30, 2011 totaled $12.5 million, compared to $16.6 million for the nine months ended September 30, 2010. Net charge-offs for the nine months ended September 30, 2011 were $13.5 million, or 1.40% of average loans outstanding on an annualized basis, compared to net charge-offs of $16.9 million, or 1.59% of average loans outstanding on an annualized basis, for the nine months ended September 30, 2010. Charge-offs and provision expense for the nine months ended September 30, 2011 and 2010 include $1.3 million and $5.0 million, respectively, related to a subordinated debt loan to a financial institution.

Asset Quality Analysis (in thousands)	Nine Months Ended September 30 2011		Year Ended December 31 2010	Nine Months Ended September 30 2010
Allowance for credit losses:
Balance, beginning of period	$28,752		$35,843	$35,843
Loans charged off
Commercial	4,037		9,052	7,227
Real estate — construction	3,426		5,379	3,177
Real estate — mortgage	5,030		7,260	5,361
Consumer	1,109		2,829	2,294
Other	1,300		6,200	—

Total chargeoffs	14,902		30,720	18,059
Recoveries of loans previously charged off:
Commercial	212		1,370	305
Real estate — construction	341		80	49
Real estate — mortgage	450		270	224
Consumer	328		647	576
Other	30		10	—

Total recoveries	1,361		2,377	1,154

Net loans charged off	13,541		28,343	16,905

Provision for loan losses	12,539		21,252	16,616

Balance, end of period	$27,750		$28,752	$35,554

Nonperforming Assets:
Commercial nonaccrual loans, not restructured	$17,477		$23,453	$28,699
Commercial nonaccrual loans, restructured	9,870		11,190	8,338
Non-commercial nonaccrual loans	8,922		8,537	7,828

Total nonaccrual loans	36,269		43,180	44,865
Troubled debt restructured, accruing	7,167		7,378	5,865
Loans 90 days or more past due and still accruing	26		27	1,290

Total nonperforming loans	43,462		50,585	52,020
Real estate acquired in settlement of loans	26,469		26,718	29,571

Total nonperforming assets	$69,931		$77,303	$81,591

Restructured loans, performing	4,577

Loans identified as impaired	$33,827		$38,303	$40,621
Other nonperforming loans	9,635		12,282	11,399

Total nonperforming loans	43,462		50,585	52,020
Other potential problem loans	93,459		110,924	118,067

Total impaired and potential problem loans	$136,921		$161,509	$170,087

Asset Quality Ratios:
Nonperforming loans to total loans outstanding at end of period	3.55%		3.78%	3.79%
Nonperforming assets to total assets at end of period	4.11		4.28	4.38
Allowance for credit losses as a percentage of total loans outstanding at end of period	2.27		2.15	2.59
Allowance for credit losses to nonperforming loans	63.85		56.84	68.35
Net charge-offs as a percentage of average loans outstanding during the period	1.40	*	2.01	1.59	*

*	Denotes annualized

Income Taxes

The Company recorded income tax expense of $1,125,000 for the first nine months of 2011, compared to income tax expense of $251,000 for the first nine months of 2010. The Company’s effective tax rate was 25.8% for the nine-month period ended June 30, 2011, compared to 10.0% for the first nine months of 2010. The change in the effective rate is primarily as a result of the reduction in tax exempt income from 2010 to 2011, as the Company sold the majority of its tax exempt investment securities during the third quarter of 2010, and also as a result of higher pre-tax income.

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

Liquidity Management

Liquidity management refers to the policies and practices that ensure the Company has the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Deposit withdrawals, loan funding and general corporate activity create the primary needs for liquidity for the Company. Liquidity is derived from sources such as deposit growth; maturity, calls or sales of investment securities; principal and interest payments on loans; access to borrowed funds or lines of credit; and profits.

During the first nine months of 2011, the Company had net cash provided by operating activities of $98.3 million, compared to $20.7 million in the first nine months of 2010. The increase was primarily the result of the Company’s sale of $72.5 million of loans in connection with the termination of its Harrisonburg, Virginia operations.

Net cash provided by investing activities for the first nine months of 2011 was $50.6 million, compared to $125.4 million in the first nine months of 2010 of. This change is primarily attributable to a decrease in loans of $17.6 million during the first nine months of 2011, compared to a decrease of $65.0 during the same period of 2010. In addition, investment securities declined by $29.7 million during the first nine months of 2011, compared to a decrease of $49.8 million during the first nine months of 2010.

During the nine months ended September 30, 2011, financing activities used $113.9 million, compared to $85.8 million during the same period of 2010. The change was primarily the result of a $57.3 million decrease in deposits during the first nine months of 2011, compared to an increase of $11.3 million in total deposits during the first nine months of 2010. The Bank assigned approximately $48.8 million of deposits in connection with the sale of its Harrisonburg, Virginia operations during the second quarter of 2011. The change was partially offset by reductions in other borrowings, which declined to $54.7 million during the nine months ended September 30, 2011, from $95.1 million during the same period of 2010.

Cash and cash equivalents totaled $64.0 million at September 30, 2011, compared to $29.1 million at December 31, 2010 and $105.1 million at September 30, 2010.

The Company has borrowing capacity of approximately $268.3 million with the Federal Home Loan Bank (“FHLB”), of which approximately $136.8 million was available at September 30, 2011. These borrowings are collateralized by FHLB stock, investment securities, qualifying 1 to 4 family residential mortgage loans, and qualifying commercial real estate loans. The Bank provides various reports to the FHLB on a regular basis to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the line of credit. The Bank also has $34.5 million of borrowing capacity through the Federal Reserve Bank System, of which none was used as of September 30, 2011. The line with the Federal Reserve Bank of Richmond (“Federal Reserve”) is collateralized using investment securities and qualified loans.

Capital Resources and Shareholders’ Equity

Pursuant to the U.S. Department of the Treasury (the “U.S. Treasury”) Capital Purchase Program (the “CPP”), on December 12, 2008, Bancorp issued and sold to the U.S. Treasury (i) 52,372 shares of Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 2,567,255 shares of Bancorp’s common stock, par value $5.00 per share, for an aggregate purchase price of $52,372,000 in cash. The Securities Purchase Agreement restricts Bancorp, without the prior approval of the U.S. Treasury, from increasing dividends payable on its common stock from the last quarterly cash dividend per share ($0.05) declared on the common stock prior to October 14, 2008, limits Bancorp’s ability to repurchase shares of its common stock (with certain exceptions, including the repurchase of its common stock to offset share dilution from equity-based compensation awards), grants the holders of the Series A Preferred Stock, the Warrant and the common stock of Bancorp to be issued under the Warrant, certain registration rights, and subjects Bancorp to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009 and related regulations. The Bank is currently restricted from paying dividends to Bancorp unless it receives advance approval from the FDIC and the Commissioner. Additionally, the Company’s Board of Directors has resolved not to declare or pay any dividend, common or preferred, or make any payments on trust preferred securities without the prior approval of the Federal Reserve.

Bancorp did not repurchase any of its equity securities during 2010 or the first nine months of 2011.

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

As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of September 30, 2011.

	Regulatory Capital

	Well Capitalized	Adequately Capitalized	Company	Bank

Total Capital	10.0%	8.0%	14.63%	14.38%
Tier 1 Capital	6.0	4.0	13.36	13.11
Leverage Capital	5.0	4.0	10.52	10.32

The Company holds $3.5 million of the $52.4 million received from the U.S. Treasury under the CPP, which may be invested in the Bank to increase the Bank’s total risk based capital ratio from the present level of 14.38%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of future period net interest income or other comprehensive income.

The Company considers interest rate risk to be its most significant market risk, which is discussed under the heading “Interest Rate Risk Management” on page 26.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management, including its CEO, CFO and Chief Accounting Officer (“CAO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of September 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes to the Company’s Risk Factors as previously disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the first nine months of 2011 which were not registered under the Securities Act of 1933, as amended. The Company did not repurchase any of its equity securities during the first nine months of 2011.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation, and amendments thereto, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

3.2	Articles of Merger of FNB with and into LSB, including amendments to the Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

3.3	Amended and Restated Bylaws adopted by the Board of Directors on August 17, 2004 and amended on July 23, 2008 (with identified Bylaw approved by the shareholders) incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009 (SEC File No. 000-11448).

4.1	Specimen certificate of common stock, $5.00 par value, incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

4.2	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.02 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.3	Guarantee Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.03 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.4	Indenture, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.04 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.5	Articles of Amendment, filed with the North Carolina Department of the Secretary of State on December 12, 2008, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.6	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.7	Warrant for Purchase of Shares of Common Stock issued by Bancorp to the United States Department of the Treasury on December 12, 2008, incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

10.1	Benefit Equivalency Plan of FNB Southeast, effective January 1, 1994 incorporated herein by reference to Exhibit 10 of the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the SEC (SEC File No. 000-13086).

10.2	1994 Director Stock Option Plan, incorporated herein by reference to Exhibit 4 of the Registration Statement on Form S-8 filed with the SEC on July 15, 1994 (SEC File No. 33-81664).

10.3	1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on March 28, 1996 (SEC File No. 000-11448).

10.4	Omnibus Equity Compensation Plan, incorporated herein by reference to Exhibit 10(B) of the Annual Report on Form 10-KSB40 for the fiscal year ended December 31, 1996, filed with the SEC on March 31, 1997 (SEC File No. 000-13086).

10.5	Amendment to Benefit Equivalency Plan of FNB Southeast, effective January 1, 1998, incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 25, 1999 (SEC File No. 000-13086)

10.6	Amendment Number 1 to 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

10.7	Long Term Stock Incentive Plan for certain senior management employees of FNB Southeast incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003 (SEC File No. 000-13086).

10.8	Form of Employment Continuity Agreement effective as of January 1, 2004 between LSB and Robert E. Lineback, Jr. and Philip G. Gibson with a Schedule setting forth the material details in which such documents differ from the document a copy of which is filed, incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004 (SEC File No. 000-11448).

10.9	Form of Stock Option Award Agreement for a Director adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).

10.10	Form of Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).

10.11	Form of Amendment to the applicable Grant Agreements under the 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).

10.12	Form of Amendment to the Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).

10.13	Restated Form of Director Fee Deferral Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.14	Form of Stock Appreciation Rights Award Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).

10.15	FNB Amended and Restated Directors Retirement Policy, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on August 3, 2007 (SEC File No. 000-11448).

10.16	Amendment to the FNB Directors and Senior Management Deferred Compensation Plan Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, FNB Southeast and FNB, dated July 31, 2007, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K, filed with the SEC on August 3, 2007 (SEC File No. 000-11448).

10.17	Employment and Change of Control Agreement with William W. Budd, Jr. incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on March 11, 2010 (SEC File No. 000-11448).

10.18	Employment and Change of Control Agreement with Jerry W. Beasley, incorporated herein by reference to Exhibit 99.3 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.19	Employment and Change of Control Agreement with Robin S. Hager, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on August 3, 2010 (SEC File No. 000-11448).

10.20	Employment and Change of Control Agreement with Paul McCombie, incorporated herein by reference to Exhibit 99.5 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.21	Directors and Senior Management Deferred Compensation Plan Trust Agreement between FNB Southeast and Morgan Trust Company, incorporated herein by reference to Exhibit 99.7 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.22	Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.9 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.23	First Amendment to the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.10 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).

10.24	Bancorp Amended and Restated Long Term Stock Incentive Plan, formerly the “FNB Long Term Stock Incentive Plan” (the “2006 Omnibus Plan”), incorporated herein by reference to Exhibit 10.27 of the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 (SEC File No. 000-11448).

10.25	Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.44 of the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 000-11448).

10.26	Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.45 of the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 000-11448).

10.27	Employment and Change of Control Agreement with David P. Barksdale, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on October 17, 2008 (SEC File No. 000-11448).

10.28	Letter Agreement, dated December 12, 2008, between Bancorp and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and the Warrant, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

10.29	Form of Employment Agreement Amendment, dated December 12, 2008 among Bancorp, the Bank and the senior executive officers of Bancorp, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

10.30	Bancorp Management Incentive Plan, dated February 18, 2008, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on March 6, 2009 (SEC File No. 000-11448).

10.31	Employment and Change of Control Agreement with Ramsey K. Hamadi, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on March 30, 2009 (SEC File No. 000-11448).

10.32	Promissory Note by Ramsey K. Hamadi in favor of the Bank incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on April 21, 2009 (SEC File No. 000-11448).

10.33	Excessive and Luxury Expenditure Policy of Bancorp and the Bank, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 9, 2009 (SEC File No. 000-11448).

10.34	Employment and Change of Control Agreement among Bancorp, the Bank and Pressley A. Ridgill, executed September 9, 2009, and effective January 1, 2010, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 11, 2009 (SEC File No. 000-11448).

10.35	Form of Amendment to Employment and Change of Control Agreement, dated September 16, 2009, among Bancorp, the Bank and the senior executive officers of Bancorp, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 16, 2009 (SEC File No. 000-11448).

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2011
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