Form 10-K
period 2011-12-31
NEWBRIDGE BANCORP
filed 2012-03-22
CIK 714530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting and nonvoting common equity held by non-affiliates of the Registrant, based on the average bid and asked price of such common equity on the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $67.1 million. As of March 21, 2012 (the most recent practicable date), the Registrant had 15,655,868 shares of Common Stock outstanding.

Documents incorporated by reference – Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders of NewBridge Bancorp (the “Proxy Statement”) are incorporated by reference into Part III hereof.

The Exhibit Index begins on page 99.

NewBridge Bancorp

Annual Report on Form 10-K for the fiscal year ended December 31, 2011

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of NewBridge Bancorp (hereinafter referred to as “Bancorp” or the “Company”) including but not limited to Bancorp’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:

•	revenues are lower than expected;

•	credit quality deterioration which could cause an increase in the provision for credit losses;

•	competitive pressure among depository institutions increases significantly;

•	changes in consumer spending, borrowings and savings habits;

•	regulatory approval for paying dividends cannot be obtained;

•	technological changes and security and operations risks associated with the use of technology;

•	the cost of additional capital is more than expected;

•	a change in the interest rate environment reduces interest margins;

•	asset/liability repricing risks, ineffective hedging and liquidity risks;

•	counterparty risk;

•	general economic conditions, particularly those affecting real estate values, either nationally or in the market areas in which we do or anticipate doing business, are less favorable than expected;

•	the effects of the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums and assessments;

•	the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System;

•	volatility in the credit or equity markets and its effect on the general economy;

•	demand for the products or services of the Company, as well as its ability to attract and retain qualified people;

•	the costs and effects of legal, accounting and regulatory developments and compliance;

•	regulatory approvals for acquisitions cannot be obtained on the terms expected or on the anticipated schedule; and

•	the effects of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations; and the enactment of further regulations related to this Act.

Bancorp cautions that the foregoing list of important factors is not exhaustive. See also “Risk Factors” which begins on page 13. Bancorp undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time, by or on behalf of Bancorp.

PART I

Item 1.	BUSINESS

General

The Company is a bank holding company incorporated under the laws of the State of North Carolina (“NC”) and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company’s principal asset is stock of its banking subsidiary, NewBridge Bank (the “Bank”). Accordingly, throughout this Annual Report on Form 10-K, there are frequent references to the Bank. The principal executive offices of the Company and the Bank are located at 1501 Highwoods Boulevard, Suite 400, Greensboro, NC 27410. The telephone number is (336) 369-0900 and its website is www.newbridgebank.com. The Bank maintains operations facilities in Lexington and Reidsville, NC.

The Company is the successor entity to LSB Bancshares, Inc., which was incorporated on December 8, 1982 (“LSB”). On July 31, 2007, FNB Financial Services Corporation (“FNB”), a bank holding company, also incorporated in NC and registered under the BHCA, merged with and into LSB in a merger of equals (the “Merger”). LSB’s name was then changed to “NewBridge Bancorp”.

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

As of December 31, 2011, the Bank operated four active non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. (“Peoples Finance”), LSB Properties, Inc. (“LSB Properties”), Henry Properties, LLC (“Henry Properties”) and Prince George Court Holdings, Inc. (“Prince George”). Peoples Finance, a NC licensed finance company, with approximately $0.2 million of loans outstanding as of December 31, 2011, is no longer actively soliciting loans. LSB Properties, Henry Properties and Prince George together own the real estate acquired in settlement of loans of the Bank.

The Company has one non-bank subsidiary, FNB Financial Services Capital Trust I (“FNB Trust”), a Delaware statutory trust, formed to facilitate the issuance of trust preferred securities. FNB Trust is not consolidated in the Company’s financial statements.

As part of its operations, the Company regularly holds discussions and evaluates the potential acquisition of, or merger with, various financial institutions and other businesses. The Company also regularly considers the potential disposition of certain assets, branches, subsidiaries, or lines of business. As a general rule, the Company only publicly announces any material acquisitions or dispositions once a definitive agreement has been reached.

The Company operates one reportable segment, the Bank. Reference is made to Item 8 – “Financial Statements and Supplementary Data”. Management believes that the Company is not dependent upon any single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on the Company’s operations.

Market Areas

The Bank’s primary market area is the Piedmont Triad Region of NC. On December 31, 2011, the Bank operated 30 branch offices, and four loan production offices in its two markets: the Piedmont Triad Region and the Coastal Region of NC. The Bank also had loan production offices in Morganton, Raleigh, Charlotte and Lake Norman, NC. The following table lists the Bank’s branch offices, categorized by region and city.

Piedmont Triad Region:	Piedmont Triad Region (continued):

Greensboro (five offices)	Midway

Lexington (three offices)	Thomasville

Reidsville (two offices)	Tyro

Winston-Salem (two offices)	Walkertown

Archdale	Wallburg

Clemmons	Welcome

Danbury

Eden	Coastal Region:

High Point	Wilmington (two offices)

Jamestown	Burgaw

Kernersville

King

Madison

As of December 31, 2011, the Bank operated 27 branches and four loan production offices in the Piedmont Triad Region of North Carolina. The Piedmont Triad Region is a 12 county area, located in the rapidly growing interstate corridor between Charlotte, NC and the Research Triangle Park, and has a combined population of approximately 1.6 million people. The Piedmont Triad Region includes the cities of Greensboro, Winston-Salem and High Point, respectively the third, fourth and eighth largest cities in NC.

The Piedmont Triad Region economy was once centered on the textile, furniture and tobacco industries, but has transitioned to a more service-oriented economy; successfully diversifying into areas related to transportation, logistics, health care, education and technology. Benefiting the Piedmont Triad Region’s economy are decisions by FedEx to locate a national hub at Piedmont Triad International Airport (“PTIA”), and by Honda Aircraft Company to locate its world headquarters at PTIA.

In addition to its strategic proximity to key markets, the Piedmont Triad Region has a well defined transportation infrastructure, providing access to both global and national markets. Interstates I-40, I-85 and I-77 provide both North-South and East-West routes. In addition, local manufacturers and distribution hubs will have direct access to both Midwest markets and additional Southeast ports when Interstates I-73 and I-74, which will bisect the Piedmont Triad Region, are completed. Moreover, extensive rail services are offered by Norfolk Southern, CSX and Amtrak, as well as a number of short-line railroads.

The Piedmont Triad Region is home to numerous institutions of higher education, including Wake Forest University, Wake Forest University Medical Center, North Carolina School of the Arts, Salem College and Winston-Salem State University (Winston-Salem); High Point University (High Point); the University of North Carolina at Greensboro, North Carolina A&T University and the Joint School of Nanoscience and Nanoengineering (Greensboro): and a number of well-respected private colleges, as well as many community colleges and technical schools. All are recognized for academic excellence and enhance the Piedmont Triad Region’s business development efforts, particularly in the field of biotechnology.

As of June 30, 2011, the Bank was the second largest community bank in the Piedmont Triad Region, based on deposit market share.

As of December 31, 2011, the Bank operated three branches in the Coastal Region, which includes Pender County and New Hanover County, located on the Southeast coast of NC. Wilmington is the county seat and industrial center of New Hanover County. A historic seaport and a popular tourist destination, Wilmington has diversified and developed into a major resort area, a busy sea port (one of NC’s two deep water ports), a light manufacturing center, a chemical manufacturing center and the distribution hub of southeastern NC. During the past 20 years, the Wilmington area has experienced extensive industrial development and growth in the service and trade sectors. Industries in the Wilmington region produce fiber optic cables for the communications industry, aircraft engine parts, pharmaceuticals, nuclear fuel components and various textile products. The motion picture industry has a significant presence in the Wilmington area. Wilmington also serves as a regional retail center, a regional medical center and the home of the University of North Carolina at Wilmington.

The total population of New Hanover County is approximately 190,000. The County is served by Interstate 40 and U.S. Highways 17 and 74, major rail connections and national and regional airlines through facilities at the New Hanover International Airport, located near Wilmington.

On May 20, 2011, the Bank sold its remaining Virginia operations, which consisted of one branch and a parcel of land.

Management believes that unemployment data is the most significant indicator of the economic health of its market areas and monitors this data on a regular basis. As reflected in the table below, the unemployment rate in each of the Company’s market areas has been elevated since the end of 2008. In addition to the relatively high unemployment rates, Coastal Region property values were substantially impacted by speculative real estate development. The table also shows the Bank’s non-performing loans as a percentage of its total loans in each market as of December 31, 2011.

	Unemployment Rate				As of December 31, 2011
	December 31				Nonperforming Loans(1)	Total Loans(1)	% of Total Loans
	2008	2009	2010	2011	(in thousands)
Piedmont Triad:
Guilford County	8.3%	11.2%	10.1%	9.9%	$6,089	$264,729	2.30%
Davidson County	9.7	13.4	11.1	10.5	13,913	344,430	4.04
Rockingham County	10.1	12.6	12.1	11.4	1,919	79,759	2.41
Forsyth/Stokes Counties	7.4	9.9	9.1	9.1	3,661	240,113	1.52
Coastal	7.5	9.7	8.9	9.7	13,198	188,746	6.99

(1)	Excludes loans held in corporate centers.

The following table reflects the Bank’s loans, deposits and branch locations by region at December 31, 2011, and the Bank’s rank, by deposit market share as of June 30, 2011 (dollars in thousands):

Region	Loans(1)(2)	Deposits(2)	Number of Branches	Deposit Market Share Rank(3)
Piedmont Triad	$979,387	$1,264,395	27	2
Coastal	192,845	154,281	3	3

(1)	Excludes loans held for sale.
(2)	Excludes loans and deposits held in corporate centers.
(3)	Rank for community financial institutions; excludes banks greater than $10 billion in assets.

Deposits

The Bank offers a variety of deposit products to small to medium-sized businesses and retail clients at interest rates generally competitive with those of other financial institutions. The table below sets forth the mix of depository accounts at the Bank as a percentage of total deposits of the Bank at the dates indicated.

	As of December 31,
	2011	2010	2009
Noninterest-bearing demand	12.2%	11.1%	10.4%
Savings, NOW, MMA	60.1	54.8	44.6
Certificates of deposit	27.7	34.1	45.0

	100.0%	100.0%	100.0%

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

At December 31, 2011, the Bank had $169.8 million in certificates of deposit of $100,000 or more, including $86.0 million in certificates of deposit of $250,000 or more. The Bank is a member of an electronic network that allows it to post interest rates and attract certificates of deposit nationally. It also utilizes brokered deposits and deposits obtained through the Promontory InterFinancial Network, also known as CDARS, to supplement in-market deposits. The accompanying table presents the scheduled maturities of time deposits of $100,000 or more and $250,000 or more at December 31, 2011.

Scheduled maturity of time deposits	$100,000 or more	$250,000 or more
(In thousands)
Less than three months	$63,496	$39,088
Three through six months	40,195	23,646
Seven through twelve months	45,844	21,137
More than twelve months	20,233	2,086

Total	$169,768	$85,957

See also Note 6 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Marketing

The Bank focuses its marketing efforts on small to medium-sized businesses and retail clients, and on achieving certain strategic objectives, including increasing noninterest income and growing core deposits and loans. The Bank promotes its brand through its association with the Greensboro minor league baseball team and stadium (NewBridge Bank Park), traditional advertising and promotions, sponsorship of local events and other community-focused campaigns.

Competition

Commercial banking in North Carolina is extremely competitive, due in large part to intrastate and interstate branching laws. Many of the Bank’s competitors are significantly larger and have greater resources. The Bank encounters significant competition from a number of sources, including commercial banks, thrift institutions, credit unions and other financial institutions and financial intermediaries. The Bank competes in its market areas with some of the largest banking organizations in the Southeast and nationally, almost all of which have numerous branches in NC. Many of its competitors have substantially higher lending limits due to their greater total capitalization, and some perform functions for their customers that the Bank generally does not offer. The Bank primarily relies on providing quality products and services at a competitive price within its market areas. As a result of interstate banking legislation, the Bank’s market is open to future penetration by out-of-state banks thereby further increasing future competition.

In the Piedmont Triad Region, as of June 30, 2011, the Bank competed with 30 commercial banks and savings institutions, as well as numerous credit unions, and with 21 commercial banks and savings institutions, and several credit unions, in the Coastal Region.

Employees

At December 31, 2011, the Company had a total of 442 employees, including 410 full time employees, all of whom were compensated by the Bank or its subsidiaries. None of the Company’s employees are represented by a collective bargaining unit, and the Company has not recently experienced any type of strike or labor dispute. The Company considers its relationship with its employees to be good.

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

General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event the depository institution becomes in danger of default or in default. For example, to mitigate the risk of failure, holding companies are required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank’s total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all applicable capital standards as of the time the bank fails to comply with such capital restoration plan. Bancorp, as a registered bank holding company, is subject to the regulation of the Board of Governors of the Federal Reserve System (“Federal Reserve”). Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve, under the BHCA, also has the authority to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the holding company.

As a result of Bancorp’s ownership of the Bank, Bancorp is also registered under the bank holding company laws of North Carolina. Accordingly, Bancorp is also subject to supervision and regulation by the North Carolina Commissioner of Banks (the “Commissioner”).

U.S. Treasury Capital Purchase Program. Pursuant to the U.S. Department of the Treasury (the “U.S. Treasury”) Capital Purchase Program (the “CPP”), on December 12, 2008, Bancorp issued and sold to the U.S. Treasury (i) 52,372 shares of Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 2,567,255 shares of Bancorp’s common stock, par value $5.00 per share, for an aggregate purchase price of $52,372,000 in cash. The Securities Purchase Agreement, dated December 12, 2008, pursuant to which the securities issued to the U.S. Treasury under the CPP were sold, grants the holders of the Series A Preferred Stock, the Warrant and the common stock of Bancorp to be issued under the Warrant, certain registration rights, and subjects Bancorp to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (“EESA”), the American Recovery and Reinvestment Act of 2009 (“ARRA”) and subsequent regulations issued by the U.S. Treasury.

Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock less certain goodwill items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum. Bancorp exceeded all applicable minimum capital adequacy guidelines as of December 31, 2011.

Capital Requirements for the Bank. The Bank, as a NC commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a FDIC insured commercial bank that is not a member of the Federal Reserve, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable minimum capital requirements as of December 31, 2011.

Dividend and Repurchase Limitations. Federal regulations provide that Bancorp must obtain Federal Reserve approval prior to repurchasing common stock for consideration in excess of 10% of its net worth during any 12-month period unless Bancorp (i) both before and after the redemption satisfies capital requirements for a “well capitalized” bank holding company; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.

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

Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Deposit Insurance Fund, such as the Bank, is specified in a schedule issued by the FDIC. During the first quarter of 2009, the FDIC instituted a one-time special assessment equal to 5 cents per $100 of domestic deposits on FDIC insured institutions, which resulted in an additional $970,000 in FDIC insurance expense for 2009. The assessment rate schedule can change from time to time at the discretion of the FDIC, subject to certain limits. On November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of estimated deposit insurance premiums by December 31, 2009.

The FDIC exempted the Bank from this rule, and the Bank continues to pay premiums on a quarterly basis. In 2010, FDIC assessments for deposit insurance ranged from 12 to 50 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. On February 7, 2011, the FDIC adopted a new assessment formula, effective with the second quarter of 2011, which reduced the Bank’s assessments. In the third quarter of 2011, the Bank received a new rating which further reduced the Bank’s assessments.

Federal Home Loan Bank System. The Federal Home Loan Bank (“FHLB”) system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta. At December 31, 2011, the Bank was in compliance with these requirements.

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination, which was completed during September 2011.

Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized”. Under the regulations, an institution is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (B) “significantly undercapitalized” if the institution has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2011, the Bank had the requisite capital levels to qualify as “well capitalized”.

Changes in Control. The BHCA prohibits Bancorp from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank or financial holding company or savings bank holding company without prior approval of the Federal Reserve. Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of Bancorp. Control is deemed to exist if, among other things, a person acquires more than 25% of any class of voting stock of Bancorp or controls in any manner the election of a majority of the directors of Bancorp. Control is presumed to exist if a person acquires more than 10% of any class of voting stock, the stock is registered under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”), and the acquiror will be the largest shareholder after the acquisition.

Federal Securities Law. Bancorp has registered its common stock with the Securities and Exchange Commission (“SEC”) pursuant to Section 12(g) of the Exchange Act. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to Bancorp.

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

Loans to One Borrower. The Bank is subject to the loans to one borrower limits imposed by NC law, which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any single borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the Bank. At December 31, 2011, this limit was $31.9 million. This limit is increased by an additional 10% of the Bank’s unimpaired capital and unimpaired surplus, or $21.3 million as of December 31, 2011, for loans and extensions of credit that are fully secured by readily marketable collateral.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act . On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act was intended primarily to overhaul the financial regulatory framework following the global financial crisis and has impacted, and will continue to impact, all financial institutions including Bancorp and the Bank. The Dodd-Frank Act contains provisions that have, among other things, established a Consumer Financial Protection Bureau, established a systemic risk regulator, consolidated certain federal bank regulators and imposed increased corporate governance and executive compensation requirements. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress. The federal agencies are given significant discretion in drafting and implementing regulations. Although some of these regulations have been promulgated, many additional regulations are expected to be issued in 2012 and thereafter. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

State Taxation. Under NC law, the Company and its subsidiaries are each subject to corporate income taxes at a 6.90% rate and an annual franchise tax at a rate of 0.15% of equity.

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

Future Requirements. Statutes and regulations, which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions, are introduced regularly. Neither the Company nor the Bank can predict whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Company or the Bank may be affected by such statute or regulation.

Available Information

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available free of charge on its internet website www.newbridgebank.com, as soon as reasonably practicable after the reports are electronically filed with the SEC. Any materials that the Company files with the SEC may be read and/or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These filings are also accessible on the SEC’s website at www.sec.gov.

Additionally, the Company’s corporate governance policies, including the charters of the Audit and Risk Management, Compensation, and Corporate Governance and Nominating Committees, the Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Business Conduct and Ethics for CEO and Senior Financial Officers may also be found under the “Investor Relations” section of the Company’s website. A written copy of the foregoing corporate governance policies is available upon written request to the Company.

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

Financial reform legislation enacted by Congress and resulting regulations have increased, and are expected to continue to increase our costs of operations. Congress enacted the Dodd-Frank Act in 2010. This law has significantly changed the structure of the bank regulatory system and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations. Although some of these regulations have been promulgated, many additional regulations are expected to be issued in 2012 and thereafter. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are having an effect on us. For example, a provision eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Although not currently quantifiable, this significant change to existing law could have an adverse effect on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act created the Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. It also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to quantify what specific impact the Dodd-Frank Act and related regulations have had on the Company to date and what impact yet to be written regulations will have on us in the future. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Increases in FDIC insurance premiums may adversely affect Bancorp’s net income and profitability. Since 2008, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the FDIC has instituted two temporary programs to further insure customer deposits at FDIC insured banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000), and noninterest-bearing transactional accounts are currently fully insured (unlimited coverage). These programs have placed additional stress on the Deposit Insurance Fund. In order to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund, the FDIC has increased assessment rates of insured institutions. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of estimated deposit insurance premiums by December 31, 2009. The FDIC exempted the Bank from this prepayment requirement, and the Bank continues to pay these premiums on a quarterly basis. Bancorp is generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are additional bank or financial institution failures, or the cost of resolving prior failures exceeds expectations, the Bank may be required to pay higher FDIC premiums than those currently in force. Any future increases or required prepayments of FDIC insurance premiums may adversely impact Bancorp’s earnings and financial condition.

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

Our participation in the CPP imposes restrictions and obligations on us that may limit our ability to access the capital markets, and reduce our liquidity. On December 12, 2008, we issued and sold (i) 52,372 shares of Series A Preferred Stock and (ii) a Warrant to purchase 2,567,255 shares of Bancorp’s common stock, par value $5.00 per share, to the U.S. Treasury as part of its CPP. The Securities Purchase Agreement, pursuant to which such securities were sold, among other things, grants the holders of such securities certain registration rights which, in certain circumstances, impose lock-up periods during which we would be unable to issue equity securities. In addition, unless we are able to redeem the Series A Preferred Stock during the first five years, the dividends on this capital will increase substantially at that point, from 5% to 9%. Depending on market conditions at the time, this increase in dividends could significantly impact our liquidity.

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

The soundness of other financial institutions could adversely affect us. Since 2008, the financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence.

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

Market developments may adversely affect our industry, business and results of operations. Significant declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. As a consequence, the Company has experienced significant challenges, its credit quality has deteriorated and its net income and results of operations have been adversely impacted. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. Although to date Bancorp and the Bank remain “well capitalized,” and have performed better than many of their peers, we are part of the financial system and a systemic lack of available credit, a lack of confidence in the financial sector, increased volatility in the financial markets and/or reduced business activity could materially adversely affect our business, financial condition and results of operations.

Risks Associated with Our Business

We rely on dividends from the Bank for most of our revenue. Bancorp is a separate and distinct legal entity from the Bank. Bancorp receives substantially all of its revenue from dividends received from the Bank. These dividends are the principal source of funds to pay dividends on Bancorp’s common and preferred stock, and interest and principal on its outstanding debt securities. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to Bancorp. The Bank is currently restricted from paying dividends to Bancorp unless it receives advance approval from the FDIC and the Commissioner. In the event the Bank is unable to pay dividends to Bancorp, Bancorp may not be able to service debt, pay obligations, or pay dividends on Bancorp’s common stock. The inability to receive dividends from the Bank could have a material adverse effect on Bancorp’s business, financial condition and results of operations. See Item 1 “Business - Supervision and Regulation” and Note 18 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

The Bank is exposed to risks in connection with the loans it makes. A significant source of risk for Bancorp and the Bank arises from the possibility that losses will be sustained by the Bank because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. Losses from such failures have materially impacted the Bank’s operating results during the past three years. The Bank has underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that it believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying its loan portfolio. Such policies and procedures, however, can not fully prevent unexpected losses that could adversely affect the Bank’s results of operations.

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

If the value of real estate in the markets we serve were to further decline, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us. At December 31, 2011, our loans secured by real estate totaled $1.04 billion, or 86.6% of total loans (excluding loans held for sale). With these loans concentrated within our two markets, the Piedmont Triad Region and Coastal Region, a further decline in local economic conditions in these markets could adversely affect the value of the real estate collateral securing our loans. A further decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. See Allocation of Allowance for Credit Losses in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion related to the Bank’s process for determining the appropriate level of the allowance for possible credit losses. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would negatively impact our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies, and natural disasters.

Our commercial real estate lending may expose us to risk of loss and hurt our earnings and profitability. We regularly make loans secured by commercial real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to-four family residential mortgage loans. Further, loans secured by commercial real estate properties are generally for larger amounts and involve a greater degree of risk than one to four family residential mortgage loans. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy. Because of the current general economic slowdown, these loans represent higher risk, could result in an increase in our total net-charge offs and could require us to increase our allowance for loan losses, which could have a material adverse effect on our financial condition or results of operations. At December 31, 2011, our loans secured by commercial real estate totaled $427.6 million, which represented 35.6% of total loans (excluding loans held for sale). While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.

Our construction loans and land development loans involve a higher degree of risk than other segments of our loan portfolio. A portion of our loan portfolio is comprised of construction loans and land development loans. Construction financing typically involves a higher degree of credit risk than commercial real estate lending. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction and the bid price and estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal. Although our underwriting criteria are designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will safeguard against material delinquencies and losses to our operations. Repayment of construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all. At December 31, 2011, we had loans of $89.4 million, or 7.4% of total loans (excluding loans held for sale), outstanding to finance construction and land development.

Our lending on unimproved land may expose us to a greater risk of loss and may have an adverse effect on results of operations. A portion of our construction and land development lending is secured by unimproved land. Loans secured by unimproved land are generally more risky than loans secured by improved property for one to four family residential mortgage loans. Since unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business. These loans are susceptible to adverse conditions in the real estate market and local economy. At December 31, 2011, loans secured by unimproved property totaled $54.6 million, or 4.5% of our loan portfolio (excluding loans held for sale).

If our investment in the common stock of the FHLB of Atlanta is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders’ equity could decrease. We own common stock of the FHLB of Atlanta. We hold this stock to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB of Atlanta’s advance program. The aggregate cost and fair value of our FHLB of Atlanta common stock as of December 31, 2011 was $7.2 million based on its par value. There is no market for our FHLB of Atlanta common stock.

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

Bancorp’s operating results and financial condition would likely suffer if there is a further deterioration in the general economic condition of the areas in which the Bank does business. Unlike larger national or other regional banks that are more geographically diversified, the Bank primarily provides services to customers located in the Piedmont Triad Region and Coastal Region in NC. Because the Bank’s lending and deposit-gathering activities are concentrated in these markets, particularly the Piedmont Triad Region, the Bank will be affected by the business activity, population, income levels, deposits and real estate activity in these markets. Adverse developments in local industries have had and could continue to have a negative affect on the Bank’s financial condition and results of operations. Even though the Bank’s customers’ business and financial interest may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce the Bank’s growth rate, affect the ability of the Bank’s customers to repay their loans and generally affect Bancorp’s financial condition and results of operations. A further decline in general economic conditions in the Bank’s market areas, caused by inflation, recession, higher unemployment or other factors which are beyond the Bank’s control would also impact these local economic conditions and could have an adverse affect on Bancorp’s financial condition and results of operations.

The Bank competes with much larger companies for some of the same business. The banking and financial services business in our market areas continues to be a competitive field and it is becoming more competitive as a result of changes in regulations, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers.

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

Technological advances impact the Bank’s business. The banking industry continues to undergo technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Bancorp’s future success will depend, in part, on our ability to address the needs of the Bank’s customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations. Many competitors have substantially greater resources to invest in technological improvements. The Bank may not be able to effectively implement new technology-driven products and services or successfully market such products and services to its customers.

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

Our information systems may experience an interruption or breach in security. We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot make assurances that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

•	The payment of dividends to our stockholders;

•	The payment of dividends on trust preferred securities;

•	Possible mergers with or acquisitions of or by other institutions;

•	Making desired investments;

•	Making loans and interest rates charged on loans;

•	Interest rates paid on our deposits;

•	The possible expansion of our branch offices; and

•	Our ability to provide securities or trust services.

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

The Company and the Bank’s executive offices are located at 1501 Highwoods Boulevard in Greensboro, NC. The Bank’s principal support and operational functions are located at 38 West First Avenue, Lexington, NC and 202 South Main Street in Reidsville, NC. On December 31, 2011, the Bank operated 30 branch offices and five loan production offices in its two markets: the Piedmont Triad Region and Coastal Region of NC. In addition, the Bank operated four loan production offices outside its markets. The locations of the Bank’s executive and banking offices, their form of occupancy, deposits as of December 31, 2011, and year opened, are provided in the accompanying table:

Location	Owned or Leased	Deposits (in thousands)	Year
1501 Highwoods Boulevard, Greensboro, NC (1)	Leased	$—	2004
38 West First Avenue, Lexington, NC (2)	Owned	217,957	1949
202 South Main Street, Reidsville, NC (2)	Owned	73,262	1910
10401 South Main Street, Archdale, NC	Owned	13,722	2003
301 East Fremont Street, Burgaw, NC	Leased	33,958	1999
2386 Lewisville-Clemmons Road, Clemmons, NC	Owned	24,382	2001
1101 North Main Street, Danbury, NC	Owned	21,804	1997
801 South Van Buren Road, Eden, NC	Owned	48,785	1996
2132 New Garden Road, Greensboro, NC	Owned	205,973	1997
4638 Hicone Road, Greensboro, NC	Owned	31,792	2000
3202 Randleman Road, Greensboro, NC	Owned	38,090	2000
1702 Battleground Avenue, Greensboro, NC	Owned	13,832	2008
201 North Elm Street, Greensboro, NC	Leased	7,248	2009
200 Westchester Drive, High Point, NC	Owned	37,570	2001
120 East Main Street, Jamestown, NC	Owned	22,356	2004
230 East Mountain Street, Kernersville, NC	Leased	18,105	1997
647 South Main Street, King, NC	Owned	49,309	1997
298 Lowes Boulevard, Lexington, NC	Owned	43,073	2011
500 South Main Street, Lexington, NC (3)	Leased	—	2004
605 North Highway Street, Madison, NC	Owned	27,385	1997
11492 Old U.S. Highway 52, Midway, NC	Owned	32,992	1973
1646 Freeway Drive, Reidsville, NC	Owned	44,828	1972
919 Randolph Street, Thomasville, NC	Owned	48,277	1987
4481 Highway 150 South, Tyro, NC	Owned	26,096	2002
3000 Old Hollow Road, Walkertown, NC	Owned	25,893	1997
10335 North NC Highway 109, Wallburg, NC	Owned	29,969	1992
6123 Old U.S. Highway 52, Welcome, NC	Owned	46,887	1958
161 South Stratford Road, Winston-Salem, NC	Leased	78,994	1997
3500 Old Salisbury Road, Winston-Salem, NC	Owned	40,958	1978
704 South College Road, Wilmington, NC	Leased	54,796	1997
1001 Military Cutoff Road, Wilmington, NC	Leased	65,526	2006

(1)	Executive offices of the Company and the Bank.
(2)	Serves as a full service branch as well as an operations center for the Bank.
(3)	This location is an express drive through facility that only processes transactions and does not open customer accounts.

The Bank operates loan production offices in leased premises in Asheboro, Burlington, Charlotte, Greensboro, Lake Norman, Morganton, Raleigh and Winston-Salem, NC.

In addition, as of December 31, 2011, the Bank also operated 10 offsite ATM machines in various locations throughout its markets.

Item 3.	LEGAL PROCEEDINGS

In the ordinary course of operations, the Company and its subsidiaries are often involved in legal proceedings. In the opinion of management, neither the Company nor its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the fourth quarter of the Company’s fiscal year ended December 31, 2011.

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

Quarter ended	High	Low	Close
December 31, 2011	$4.20	$3.30	$3.87
September 30, 2011	4.99	3.53	3.90
June 30, 2011	5.13	4.21	4.58
March 31, 2011	5.50	4.54	4.96

December 31, 2010	$5.00	$3.40	$4.70
September 30, 2010	4.00	2.94	3.57
June 30, 2010	5.28	3.46	3.51
March 31, 2010	4.34	2.08	3.56

As of March 15, 2012, there were approximately 6,150 beneficial owners, including 2,956 holders of record, of Bancorp’s common stock.

Holders of Bancorp’s common stock are entitled to receive ratably such dividends as may be declared by Bancorp’s Board of Directors out of legally available funds. No cash dividends have been declared for Bancorp’s common stock since 2008. The ability of Bancorp’s Board of Directors to declare and pay dividends on its capital stock is subject to the terms of applicable North Carolina law and banking regulations. Bancorp must make dividend payments on its Series A Preferred Stock before any dividends can be paid on its common stock. Also, Bancorp may not pay dividends on its capital stock if it is in default or has elected to defer payments of interest under its junior subordinated debentures. The declaration and payment of future dividends to holders of Bancorp’s common stock will also depend upon Bancorp’s earnings and financial condition, the capital requirements of Bancorp’s subsidiaries, regulatory conditions and other factors as Bancorp’s Board of Directors may deem relevant. For a further discussion as to restrictions on Bancorp and the Bank’s ability to pay dividends, please refer to “Item 1 – Supervision and Regulation”.

The following table sets forth certain information regarding shares issuable upon exercise of outstanding options, warrants and rights under equity compensation plans, and shares remaining available for future issuance under equity compensation plans, in each case as of December 31, 2011. Individual equity compensation arrangements are aggregated and included within this table.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (excluding shares reflected in column (a)) (c)
Equity Compensation Plans
Approved by Shareholders
Stock Options	658,465	$14.82	998,806
Restricted Stock Units	98,094	—
Equity Compensation Plans Not
Approved by Shareholders	—	—	—

Total	756,559	$12.90	998,806

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Bancorp did not repurchase any of its equity securities during 2011.

Recent Sales of Unregistered Securities

Bancorp did not sell any of its equity securities in the last fiscal year which were not registered under the Securities Act of 1933, as amended.

FIVE-YEAR STOCK PERFORMANCE TABLE

The following graph compares the cumulative total shareholder return on Bancorp’s common stock with the S&P 500 Index (U.S.) and the SNL Southeast Bank Index. The graph assumes that $100 was originally invested on December 31, 2006, and that all subsequent dividends were reinvested in additional shares.

NEWBRIDGE BANCORP

Comparison of Cumulative Total Shareholder Return

Years Ended December 31

	2006	2007	2008	2009	2010	2011
NewBridge Bancorp	100	67	16	15	31	25
S&P 500 Index	100	105	66	84	97	99
SNL Southeast Bank Index[1]	100	75	31	31	30	17

1	Prior to this Annual Report on Form 10-K, Bancorp reported the cumulative total shareholder return of the Carson Medlin Company’s Independent Bank Index, which compiled the total return to shareholders of a group of 23 independent community banks located in the southeastern states of Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, Virginia and West Virginia. The Carson Medlin Company’s Independent Bank Index is no longer published. In its place, management has selected the SNL Southeast Bank Index. The SNL Southeast Bank Index is comprised of a peer group of 92 bank holding companies headquartered in Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia, whose common stock is traded on the NYSE, NYSE Amex or NASDAQ stock exchanges. The total five year return was calculated for each of the bank holding companies in the peer group taking into consideration changes in stock price, cash dividends, stock dividends and stock splits since December 31, 2006. The individual results were then weighted by the market capitalization of each company relative to the entire peer group. The total return approach and the weighting based upon market capitalization are consistent with the preparation of the S&P 500 total return index.

Item 6.	SELECTED FINANCIAL DATA

The following table should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and “Item 8 - Financial Statements and Supplementary Data,” which begin on page 30 and page 59 below, respectively.

	Years Ended December 31
(In thousands, except per share data and performance measures)	2011	2010	2009	2008	2007
SUMMARY OF OPERATIONS
Interest income	$79,445	$89,913	$98,500	$117,286	$97,621
Interest expense	12,319	20,454	39,156	53,852	42,368

Net interest income	67,126	69,459	59,344	63,434	55,253
Provision for credit losses	16,785	21,252	35,749	25,262	18,952

Net interest income after provision for credit losses	50,341	48,207	23,595	38,172	36,301
Noninterest income	13,155	15,815	18,474	20,630	14,998
Goodwill impairment	—	—	—	47,707	—
Noninterest expense	57,369	60,889	68,843	72,191	62,356

Income (loss) before income taxes	6,127	3,133	(26,774)	(61,096)	(11,057)
Income taxes	1,449	(247)	(11,641)	(6,924)	(5,394)

Net income (loss)	4,678	3,380	(15,133)	(54,172)	(5,663)
Dividends and accretion on preferred stock	(2,917)	(2,919)	(2,917)	(170)	—

Net income (loss) available to common shareholders	$1,761	$461	$(18,050)	$(54,342)	$(5,663)

Cash dividends declared on common stock	$—	$—	$—	$6,106	$8,255

SELECTED YEAR END ASSETS
AND LIABILITIES
Investment Securities	$337,811	$325,129	$325,339	$288,572	$369,423
Loans held for investment, net of unearned income	1,200,070	1,260,585	1,456,526	1,603,588	1,490,084
Assets	1,734,564	1,809,891	1,949,256	2,081,357	2,057,358
Deposits	1,418,676	1,452,995	1,499,310	1,663,463	1,627,720
Shareholders’ equity	163,387	165,918	167,334	181,966	193,153
PERFORMANCE MEASURES
Net income (loss) to average total assets	0.27%	0.18%	(0.74)%	(2.59)%	(0.40)%
Net income (loss) to average shareholders’ equity	2.81	2.00	(8.73)	(27.97)	(3.76)
Dividend payout	—	—	—	N/M	N/M
Average shareholders’ equity to average total assets	9.51	8.81	8.42	9.37	9.18
Average tangible shareholders’ equity to average tangible total assets	9.29	8.58	8.17	6.86	7.51
PER SHARE DATA
Earnings (loss) per share:
Basic	$0.11	$0.03	$(1.15)	$(3.64)	$(0.49)
Diluted	0.11	0.03	(1.15)	(3.64)	(0.49)
Cash dividends declared	—	—	—	0.39	0.68
Book value at end of year	7.09	7.25	7.34	8.28	12.30
Tangible book value at end of year	6.85	6.96	7.02	7.90	9.10

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

In 2011, net income climbed 38% to $4.7 million, compared to $3.4 million in 2010. Despite the lingering effects of the deep economic recession that began in 2008, the Company has been profitable for nine consecutive quarters. Consistent with the Company’s strategic and operating plans, asset quality improved, net interest margin increased, core deposits increased, operating expense declined and other sources of non-interest income improved and became more diversified.

Under the leadership of Pressley A. Ridgill, the Company’s Chief Executive Officer (“CEO”) and President, the Company did not defer credit costs when it began to experience the effects of the recession in 2008, but instead aggressively charged off and wrote down credits. As a result of such early recognition, credit costs have now fallen for two consecutive years and are expected to continue to fall if levels of problem and potential problem assets continue to decline, as anticipated. The net interest margin improved to 4.22% in 2011, an improvement of more than 122 basis points from the low point in the credit cycle, and annual operating expense has declined by more than $16.5 million since the Company was formed in the July 2008 merger of LSB and FNB.

While a number of challenges emerged during the recession, the then newly appointed CEO brought together a management team focused on a North Carolina community bank strategy. The management team members were selected for their talents, experience and commitment to the Company’s Guiding Principles, which are founded on the concept that “Financial Success Begins with Integrity”. By early 2009, the management team was in place, and the credit deterioration in the loan portfolio had peaked. Having implemented a re-defined community bank strategy, the Company focused on returning to profitability. Under Mr. Ridgill’s guidance, management’s implementation of the redefined community bank strategy has yielded dramatically improved operating results and positive trends, including:

•	Nine consecutive quarters of profit, including $4.7 million of full-year profit in 2011

•	Pre-tax income increased $3.0 million from 2010 to 2011 and $32.9 million from 2009 to 2011

•	Net interest margin increased 22 basis points from 4.00% in 2010 to 4.22% in 2011, or 104 basis points from 3.18% in 2009

•	Core deposits grew 7% in 2011, 16% in 2010 and 8% in 2009

•	Core deposits represented 72% of total deposits at year end 2011

•	Provision for credit losses declined $4.5 million in 2011, and $14.5 million in 2010

•	Non-performing loans declined 20% in 2011, and 37% from the peak level in June 2009

•	Total noninterest expense declined $3.5 million in 2011 and $8.0 million in 2010

•	Since merger, annual operating expense has declined by $16.5 million

•	Total and tier one leverage capital improved to 14.55% and 10.65%, respectively, at December 31, 2011 from lows of 10.18% and 7.78%, respectively, at September 30, 2008

As we evaluate our 2011 results, we are pleased with the robust improvements to date in lowering operating and credit-related costs, increasing net interest income and building a stable capital position well above the regulatory levels required to be “well capitalized”. Between 2007 and 2011, the Company charged off more than $139 million of loans and real estate acquired in settlement of loans, or 8.6% of the highest/peak level of loan balances in June 2008. As we have previously discussed, our desire was to put this adverse credit cycle behind us as quickly as possible, through early recognition of credit losses. We believe we have been largely successful in doing so. Looking forward, we believe credit costs will remain high through 2013, but core earnings should continue to build as problem and potential problem loans decline. In the recovery period of this recession, we believe the Company has emerged more disciplined and efficient with a greater opportunity for long-term success than what would have otherwise been realized. In the coming year, we will look at ways to further reduce problem assets, improve operating efficiencies and reverse the trend of negative loan growth. The Company will also continue to consider opportunities to repay TARP funds and exit the TARP program, although the Company is under no compulsion to do so, and will not do so if the terms are not considered favorable to shareholders.

Our Community Bank Strategy and Operating Plan

As a community bank, we believe our opportunity to achieve exceptional returns for our shareholders is through consistent delivery of superior customer service to small and medium sized business and retail clients in a manner that the large national and super regional banks are unable or unwilling to emulate. The Piedmont Triad has approximately $33 billion of deposits and just 4% of those balances are held at our Bank. The market is dominated by large national and regional banks, with 76% of the market’s deposits residing in banks with more than $10 billion of assets. Consequently, even relatively small growth in our market share could potentially result in extraordinary gains for the Company. While deposit balances have been plentiful in the Piedmont Triad, quality loan opportunities have been insufficient in recent quarters to offset loan portfolio pay downs. Consequently, in 2011, the Company opened three loan production offices including one in Raleigh, NC. In the coming year, the Company intends to have a lending presence in each of the four largest metropolitan statistical areas (MSAs) in NC, including Charlotte, Raleigh, the Piedmont Triad and Wilmington.

To ensure the long-term achievement of our strategic plan, the Company’s operating plan focuses on basic, measurable operating items that communicate throughout the organization the steps needed to improve the Company’s financial results. The operating plan objectives include:

•	Manage the net interest margin (NIM) and grow net interest income

•	Improve asset quality

•	Increase non-interest income

•	Implement a disciplined cost management culture

•	Position the Company to fulfill its Vision and Mission.

Manage Net Interest Margin

Net interest income is the difference between interest income and interest expense and is the Bank’s primary source of revenue.

In its strategic and operating plans, management identified several steps to increase net interest income and control the net interest margin, including:

•

Redefining the Bank’s target market to include the entire State of North Carolina. Corresponding with its North Carolina focus, during 2011, the Company sold its Harrisonburg, Virginia operations and opened three loan production offices in Raleigh, Morganton and Asheboro, NC.

•	In 2012, the Company intends to open a loan production office in Charlotte, NC – so establishing a lending presence in each of the four largest financial districts and MSAs in NC.

•	Reducing the Company’s dependence on high cost time deposits in favor of lower cost core accounts, including DDA, NOW checking, money market and savings accounts.

•

Establishing a loan pricing committee to better evaluate risk based and relationship pricing to include deposit and other relationships. Management is also seeking to develop more consistency on loan pricing relative to credit characteristics of loans.

•	Redirecting portfolio investments to corporate debt and commercial mortgage backed securities.

•

Maintaining a disciplined and accountable budget process to include monitoring loan, investment and deposit yields, rates and balances so that variances are questioned, and controllable items are examined monthly.

Management implemented many of these operating changes over the last three years, which had a pronounced impact on the Company’s operating results in 2010 and 2011.

Net interest income declined $2.4 million in 2011 to $67.1 million from $69.5 million in 2010, following an increase of $10.1 million from $59.3 million in 2009. Net interest margin increased 22 basis points in 2011, rising from 4.00% in 2010 to 4.22% in 2011, following an 82 basis point increase in 2010 from 3.18% in 2009. While the Company benefitted from the rise in the net interest margin, loan runoff caused a $171 million decline in the average balance of earning assets. The decline in earning assets resulted in a $6.5 million reduction to net interest income, partially offset by the improvement in the net interest margin. The margin improved due to a continued decline in the cost of funds, attributable to the Company’s success in attracting additional low cost core deposits. The weighted average deposit cost fell 35 basis points to 0.75% for the year ending December 31, 2011 compared to 1.10% for the year ending December 31, 2010 and 2.16% for the year ending December 31, 2009. In 2008, the Company faced irrational time deposit pricing pressure from financial institutions in-market. The impact caused intense margin compression during late 2008 and the first two quarters of 2009. As management shifted liability strategies, high cost time deposits left the Bank for higher rates elsewhere and were replaced with lower cost core deposit accounts. NOW checking accounts became the featured product in marketing ads and internal sales incentives, which resulted in a sizable shift in the deposit mix. At December 31, 2011, DDA, money market, NOW and savings accounts totaled 72%, or $1.03 billion of the Company’s $1.42 billion of deposits. The percentage of core deposits has increased significantly, from 66% at December 31, 2010, 55% at December 31, 2009 and 45.9% at December 31, 2008.

Improve Asset Quality

Our primary objective is to put the adverse effects of the recession behind us as quickly as possible through early recognition of credit losses. We believe we have been largely successful in identifying and taking appropriate aggressive action with our problem credits. Since 2007, the Company has charged off more than $139 million of problem loans and real estate acquired in settlement of loans and every meaningful credit metric appears to have peaked and subsequently steadily improved. Nonperforming loans declined 19.9%, or $10.1 million, for the year to $40.5 million at December 31, 2011. Since the peak level in June of 2009, nonperforming loans are down 37% or $23.5 million. Likewise, total classified loans declined 20%, or $33.0 million, for the year to $128.5 million and are down 24%, or $41.6 million, from the peak level at September 30, 2010. At December 31, 2011, real estate acquired in settlement of loans totaled $30.6 million, up from $26.7 million at December 31, 2010. During 2011, $20.7 million of loans were transferred into real estate acquired in settlement of loans, $5.1 million of write downs were taken, and $11.6 million was sold.

At December 31, 2011, the allowance for credit losses totaled $28.8 million, or 2.40% of loans held for investment and 71.16% of nonperforming loans. Provision for credit losses declined $4.5 million for the year to $16.8 million compared to $21.3 million for the year ending December 31, 2010. The Company’s coverage percentage may not be comparable with other banking institutions due to its practice of charging off specific estimated losses on loans at the time they become measurable. Consequently, the Company’s allowance for credit losses consists primarily of general reserves, with 86% being general and 14% specific. Management believes that substantially all losses in the Company’s impaired and non-performing loans have been recognized and charged off through the allowance for loan losses.

Increase Non-interest Income

Excluding gains and losses from sales of investments and real estate acquired in settlement of loans, non-interest income declined $1.3 million, from $17.7 million in 2010 to $16.4 million in 2011. The decline in fee income was due primarily to lower retail banking fee income, which declined $1.7 million, from 11.6 million in 2010 to $9.9 million in 2011. Increasing sources of noninterest income was a focal point in the 2011 and 2012 operating plans, in large part due to the regulatory changes that have targeted the reduction of retail banking fees and income. Wealth management revenue increased $366,000 to $2.5 million for the year ended December 31, 2011, due primarily to growth in trust income, which rose $360,000 for the year on higher assets under management. Other noninterest income, including bank-owned life insurance (BOLI), increased $692,000 over the prior year. Mortgage revenue declined $710,000 to $1.7 million for the year on lower volume in 2011; however, expense cuts in the mortgage division largely offset the lower revenues in 2011.

Implement a Disciplined Cost Management Culture

Core to the execution of management’s operating plan is the implementation of a disciplined cost management culture where “that which is within our control is controlled.” While certain items such as real estate acquired in settlement of loans and other credit related expenses such as legal, have proven to be outside our control, the vast majority of non-interest related expenses are controllable.

A key element to creating this culture was the implementation of a line-item accountable budget process. The budget was built around a philosophy we termed as the “CAST” philosophy, which is an acronym for:

•	Conservative in forecasts and expectations

•	Accountable on an account by account basis

•	Specific to each individual in the organization so goals and budgets are understood

•	Timely so that continued monitoring and adjustments can be made

Since the Merger, the Bank has implemented several major cost reduction initiatives focused on eliminating excess costs and non-core or unprofitable activities. These initiatives include an ongoing franchise validation plan, which carefully reviews each of our branch locations and targets the elimination of waste, inefficiency and duplication throughout our franchise. Management developed a methodology that evaluates each location’s pre-tax contribution, age and state of the facility, ease of closure, market demographics and overall fit within our strategic vision. Execution of the franchise validation plan and other expense reduction initiatives have resulted in a net reduction of 12 bank locations and 254 full time equivalent employees since merger in 2007. In 2011, the validation planning led to the sale of the last remaining Virginia location. At December 31, 2011, the Company had 30 full service bank locations and 426 full time equivalent employees. The reduction in the number of branch locations and other expense reductions resulted in an improvement in our core efficiency from a high of 90% to 65% in 2011. Since the Merger, the Company has eliminated $16.5 million of annual operating expense.

Noninterest expense declined $3.5 million in 2011, from $60.9 million to $57.4 million. Personnel expense, furniture and equipment and FDIC assessment expense each fell by approximately $1.0 million in 2011. In addition, technology and data processing fell by $559,000. Real estate acquired in settlement of loans expense increased by $404,000, partially offsetting other expense reductions. As we look into 2012, we anticipate that the established cost management culture will continue to improve the organization’s financial performance. While noninterest expense has declined significantly in recent years, the goal remains to continue to improve efficiencies to a level that surpasses our peers. That objective has not yet been achieved, but remains a focus through continued discipline.

Position the Company to fulfill its Vision and Mission

The Company is well positioned to serve North Carolina, having its headquarters located in the Piedmont Triad, the state’s third largest MSA, while also being in close proximity to the largest two MSAs in North Carolina – Charlotte and Raleigh/Durham, both of which are within a 90 minute drive. In addition, the Company has three branches in the Coastal Region, which is within the state’s fourth largest MSA – Wilmington. Together, the four largest MSAs represent the focus of future lending opportunities; whereas near term growth in deposits is likely be drawn from the Piedmont Triad. In 2011, the Company opened loan production offices in Raleigh, Morganton and Asheboro, NC. An additional loan production office is planned to open in Charlotte, NC in 2012.

Capital planning remains paramount in this economic environment. Despite several challenging years following the merger, the Company’s capital levels have grown and remain well above “well capitalized” levels, as defined by regulatory guidelines. At December 31, 2011 the Company’s total risk based capital was 14.55% compared to the minimum “well capitalized” level of 10.00% and Tier I risk based capital was 13.28%. Banking regulations restrict the amount of deferred income tax assets that may be recognized for purposes of calculating regulatory capital ratios. At December 31, 2011, $9.6 million of the Company’s deferred income tax assets were deducted from regulatory capital. This amount, which is principally comprised of the future tax benefit associated with net operating loss carry-forwards, is the equivalent of 0.61% of total and Tier I risk based capital for the Company. In the event that the Company is able to utilize the net operating losses in future periods, some or all of excluded deferred tax assets will qualify to be included in determining regulatory capital ratios, thereby increasing the Company’s regulatory capital ratios.

The Company continues to consider opportunities to repay TARP funds and exit the TARP program, although the Company is under no compulsion to do so, and will not do so if the terms are not considered favorable to shareholders. Management has also considered the merits of wholesale disposal of distressed assets.

Financial Condition at December 31, 2011 and 2010

The Company’s consolidated assets of $1.73 billion at year end 2011 reflect a decrease of 4.2% from year end 2010, following a decrease of 7.2% during the previous year. The decreases in both years were primarily a result of a decline in the Company’s loan portfolio. Total average assets decreased 8.4% from $1.91 billion in 2010, to $1.75 billion in 2011, while average earning assets decreased 9.6%, from $1.77 billion in 2010, to $1.60 billion in 2011. The decreases in total average assets and average earning assets were also primarily the result of a decrease in loans outstanding.

Gross loans (including loans held for sale) decreased $129.7 million during 2011, or 9.7%, compared to a decrease of 8.6% in 2010. The decrease in loans is due primarily to the sale of $72.5 million of loans in connection with the sale of the Bank’s Virginia operation in May 2011, as well as principal repayment on existing loans and loan chargeoffs and foreclosures, coupled with soft loan demand from qualified borrowers. Loans secured by real estate totaled $1.04 billion in 2011 and represented 86.4% of total loans (excluding loans held for sale), compared with 84.8% at year end 2010. Within this category, residential real estate loans decreased 4.0% to $522.8 million and construction loans decreased 35.7% to $89.4 million. Commercial loans totaled $547.4 million at year end 2011, an increase of 6.1% from the end of 2010. Consumer loans decreased 34.5% during 2011, ending the year at $34.7 million. Management believes the Bank is not dependent on any single customer or group of customers concentrated in a particular industry, the loss of whose deposits or whose insolvency would have a material adverse effect on operations.

Investment securities (at amortized cost) totaled $337.0 million at year end 2011, a 4.9% increase from $321.3 million at year end 2010. U.S. Government agency securities totaled $39.0 million, or 11.6% of the portfolio, at year end 2011, compared to $109.3 million, or 34.0% of the portfolio one year earlier. Mortgage backed securities totaled $62.1 million, or 18.4% of the portfolio, at December 31, 2011, compared to $56.0 million, or 17.4% of the portfolio, at the previous year end. State and municipal obligations amounted to $19.4 million at year end 2011, and comprised 5.7% of the portfolio, compared to $17.4 million, or 5.4% of the portfolio, a year earlier. Corporate bonds totaled $180.0 million, or 53.4% of the portfolio at December 31, 2011, of which $61.4 million were covered bonds, compared to total corporate bonds of $82.8 million, or 25.8% of the portfolio at December 31, 2010, of which $46.1 million were covered bonds. Collateralized mortgage obligations (“CMOs”) totaled $23.6 million, or 7.0% of the portfolio at year end 2011, compared to $39.7 million, or 12.3% of the portfolio, at the end of the previous year. The Company’s investment strategy is to achieve acceptable total returns through investments in securities with varying maturity dates, cash flows and yield characteristics. U.S. Government agency securities are generally purchased for liquidity and collateral purposes, mortgage backed securities are purchased for yield and cash flow purposes, corporate bonds are purchased for yield, and longer maturity municipal bonds are purchased for yield and income tax advantage. The table, “Investment Securities,” on page 53, presents the composition of the securities portfolio for the last three years, as well as information about cost and fair value, and the table “Investment Securities Portfolio Maturity Schedule” presents the maturities, fair values and weighted average yield.

The competition for deposits within the Bank’s market areas increased significantly during the liquidity crisis of 2008 as larger national and regional banks increased their rates in an effort to attract deposits and maintain adequate liquidity. The Bank, which historically has relied on appropriate pricing and high quality customer service to retain and increase its retail deposit base, was forced to compete with higher rates offered by the larger national and regional banks in order to satisfy its deposit requirements. Beginning in 2009, the Bank shifted its liability strategy, reducing its dependence on high cost time deposits in favor of lower cost core accounts, including DDA, NOW checking, money market and savings accounts.

Total deposits decreased $34.3 million to $1.42 billion at December 31, 2011, a 2.4% decrease from a total of $1.45 billion one year earlier. This change was primarily the result of a $102.2 million reduction in time deposits, as the interest rates offered by the Bank were reduced substantially during the year. This decrease was partially offset by a $54.2 million increase in money market account deposits. In May 2011, $54.1 million of total deposits, which included $24.9 million of core deposits, were sold as part of the sale of the Bank’s Virginia operations. The Bank’s “FastForward Checking” product, introduced in the third quarter of 2009, totaled $184.8 million at December 31, 2011.

In order to attract additional deposits, when necessary the Bank uses several different sources such as membership in an electronic deposit gathering network that allows it to post interest rates and attract deposits from across the U.S. (bulletin board deposits), brokered certificates of deposit secured through broker/dealer partnerships and deposits obtained through the Promontory InterFinancial Network, also known as CDARS. The Bank’s reliance on these out-of-market deposits continued to decrease during 2011. CDARS decreased $11.9 million, from $27.1 million at year end 2010 to $15.2 million at year end 2011, while brokered deposits decreased $1.7 million, from $30.1 million at year end 2010 to $28.4 million at year end 2011.

The Bank also has a credit facility available with the FHLB of Atlanta. The Bank utilized a portion of the approximately $346.1 million credit line with the FHLB of Atlanta to fund earning assets. FHLB borrowings totaled $86.7 million at year end 2011. In addition to the credit line at the FHLB, the Bank has borrowing capacity at the Federal Reserve Bank totaling $20.4 million, and has federal funds lines of $15.0 million, of which there were no borrowings outstanding at December 31, 2011. Management believes these credit lines are a cost effective and prudent alternative to deposit balances, since particular amounts, terms and structures may be selected to meet changing needs.

During the fourth quarter of 2011, the Company enhanced its methodology for calculating deferred income taxes related to premises and equipment. In doing so, management identified an error in the prior methodology used to calculate and record these deferred tax assets, and the related calculation of goodwill, dating back to the merger of its predecessor companies in 2007. Due to consistent application of this prior methodology, the error was carried forward in subsequent years. Following the writeoff of the Company's goodwill in 2008, subsequent financial reporting under-reported shareholders' equity by $2,730,000, or approximately 2%. Consistent with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, management determined that the error did not result in a misstatement of material fact in any period, and has adjusted the Company's deferred tax assets and retained earnings for prior years in the accompanying consolidated financial statements. See also Note 1 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Financial Condition at December 31, 2010 and 2009

The Company’s consolidated assets of $1.81 billion at year end 2010 reflect a decrease of 7.2% from year end 2009, following a decrease of 6.4% during the previous year. The decreases in both years were primarily a result of a decline in the Company’s loan portfolio. Total average assets decreased 7.1% from $2.05 billion in 2009, to $1.91 billion in 2010, while average earning assets decreased 8.2%, from $1.93 billion in 2009, to $1.77 billion in 2010. The decreases in total average assets and average earning assets were also primarily the result of a decrease in loans outstanding.

Gross loans (including loans held for sale) decreased $125.5 million during 2010, or 8.6%, compared to a decrease of 8.8% in 2009. The decrease in loans was due primarily to principal repayment on existing loans and loan chargeoffs and foreclosures, coupled with soft loan demand from qualified borrowers. Loans secured by real estate totaled $1.07 billion in 2010 and represented 84.8% of total loans (excluding loans held for sale), compared with 83.4% at year end 2009. Within this category, residential real estate loans decreased 9.0% to

$544.4 million and construction loans decreased 21.5% to $139.1 million. Commercial loans totaled $516.0 million at year end 2010, a decrease of 13.0% from the end of 2009. Consumer loans decreased 30.0% during 2010, ending the year at $53.0 million.

Investment securities (at amortized cost) totaled $321.3 million at year end 2010, a 1.1% increase from $317.9 million at year end 2009. U.S. Government agency securities totaled $109.3 million, or 34.0% of the portfolio at year end 2010, compared to $49.0 million, or 15.4% of the portfolio one year earlier. Mortgage backed securities totaled $56.0 million, or 17.4% of the portfolio, at December 31, 2010, compared to $77.4 million, or 24.4% of the portfolio, at the previous year end. State and municipal obligations amounted to $17.4 million at year end 2010, and comprised 5.4% of the portfolio, compared to $105.2 million, or 33.1% of the portfolio, a year earlier. Investment securities with a book value of $82.1 million were sold during 2010 to reposition the investment portfolio and reduce the Company’s exposure to municipalities. A portion of the securities that were identified for sale had been classified as held to maturity and, accordingly, all held to maturity securities were designated as available for sale. Corporate bonds totaled $82.8 million, or 25.8% of the portfolio, at December 31, 2010, of which $46.1 million were covered bonds, compared to total corporate bonds of $34.0 million, or 10.7% of the portfolio, at December 31, 2009, of which $29.1 million were covered bonds. CMOs totaled $39.7 million, or 12.3% of the portfolio, at year end 2010, compared to $35.1 million, or 11.0% of the portfolio, at the end of the previous year.

Total deposits decreased $46.3 million to $1.45 billion at December 31, 2010, a 3.1% decrease from a total of $1.50 billion one year earlier. This change was primarily the result of a $178.8 million reduction in time deposits, as the interest rates offered by the Bank were reduced substantially during the year. This decrease was partially offset by a $169.0 million increase in NOW account deposits, as the Bank’s new “FastForward Checking” product, introduced in the third quarter of 2009, grew to $212.0 million at December 31, 2010.

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

Average Balances and Net Interest Income Analysis. The accompanying table sets forth, for the years 2009 through 2011, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or rates, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Average loans include nonaccruing loans, the effect of which is to lower the average yield.

Average Balances and Net Interest Income Analysis

Fully taxable equivalent basis(1) (Dollars in thousands)

	2011			2010			2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Earning assets:
Loans receivable(1)	$1,271,790	$65,871	5.18%	$1,406,624	$74,795	5.32%	$1,538,777	$84,089	5.46%
Taxable securities(2)	279,417	12,672	4.54	253,585	11,659	4.60	197,132	9,425	4.78
Tax exempt securities	16,494	1,132	6.86	65,807	4,821	7.33	109,622	6,754	6.16
FHLB stock	9,150	78	0.85	11,241	39	0.35	11,177	4	0.04
Interest-bearing bank balances	24,270	60	0.25	34,496	96	0.28	54,667	186	0.34
Federal funds sold	—	—	—	—	—	—	18,751	46	0.25

Total earning assets	1,601,121	79,813	4.99	1,771,753	91,410	5.16	1,930,126	100,504	5.21

Non-earning assets:
Cash and due from banks	28,684			27,525			24,120
Premises and equipment	37,248			39,815			42,889
Other assets	111,985			107,890			100,666
Allowance for credit losses	(29,230)			(35,630)			(40,584)

Total assets	$1,749,809			$1,911,353			$2,057,217

Interest-bearing liabilities:
Savings deposits	$40,766	$41	0.10%	$40,222	$40	0.10%	$40,703	$41	0.10%
NOW deposits	430,695	2,504	0.58	368,702	3,201	0.87	195,626	778	0.40
Money market deposits	353,567	2,447	0.69	344,033	2,838	0.82	390,042	4,326	1.11
Time deposits	433,523	4,501	1.04	606,636	8,881	1.46	853,100	26,746	3.14
Other Borrowings	54,215	1,648	3.04	76,415	2,407	3.15	75,462	2,559	3.39
Borrowings from Federal Home Loan Bank	87,720	1,178	1.34	123,015	3,087	2.51	149,559	4,706	3.15

Total interest-bearing liabilities	1,400,486	12,319	0.88	1,559,023	20,454	1.31	1,704,492	39,156	2.30

Other liabilities and shareholders’ equity:
Demand deposits	166,077			164,958			158,436
Other liabilities	16,909			18,921			20,988
Shareholders’ equity	166,337			168,451			173,301

Total liabilities and shareholders’ equity	$1,749,809			$1,911,353			$2,057,217

Net interest income and net interest margin(3)		$67,494	4.22%		$70,956	4.00%		$61,348	3.18%

Interest rate spread(4)			4.11%			3.85%			2.91%

(1)	Average loans receivable include non-accruing loans. Amortization of loan fees, net of deferred costs, of $741, $935 and $1,449, for 2011, 2010 and 2009, respectively, are included in interest income.
(2)

Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable-equivalent basis were $358 for 2011, $1,497 for 2010 and $2,004 for 2009.

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

Volume and Rate Variance Analysis

Fully taxable-equivalent basis(1) (in thousands)

	2011			2010
	Volume Variance(2)	Rate Variance(2)	Total Variance	Volume Variance(2)	Rate Variance(2)	Total Variance
Interest income:
Loans receivable	$(7,023)	$(1,901)	$(8,924)	$(7,157)	$(2,137)	$(9,294)
Taxable investment securities(1)	1,169	(156)	1,013	2,602	(368)	2,234
Tax exempt investment securities	(3,402)	(287)	(3,689)	(3,049)	1,116	(1,933)
FHLB stock	(6)	45	39	0	36	36
Interest-bearing bank balances	(26)	(10)	(36)	(62)	(29)	(91)
Federal funds sold	0	0	0	(46)	0	(46)

Total interest income	(9,288)	(2,309)	(11,597)	(7,712)	(1,382)	(9,094)

Interest expense:
Savings deposits	1	0	1	(1)	0	(1)
NOW deposits	722	(1,419)	(697)	1,041	1,382	2,423
Money market deposits	81	(472)	(391)	(463)	(1,026)	(1,489)
Time deposits	(2,169)	(2,210)	(4,379)	(6,264)	(11,601)	(17,865)
Other borrowings	(678)	(81)	(759)	31	(183)	(152)
Borrowings from FHLB	(729)	(1,180)	(1,909)	(755)	(864)	(1,619)

Total interest expense	(2,772)	(5,362)	(8,134)	(6,411)	(12,292)	(18,703)

Increase (decrease) in net interest income	$(6,516)	$3,053	$(3,463)	$(1,301)	$10,910	$9,609

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

Results of Operations –Years Ended December 31, 2011 and 2010

Net Income. Net income available to common shareholders for 2011 was $1.8 million, representing net income per diluted share of $0.11, compared to net income to common shareholders of $461,000, or $0.03 per diluted share the prior year. The improvement to net income in 2011 was mostly attributed to a reduction in the provision for credit losses and continued reductions in noninterest expense. Net interest income for 2011 after provision for credit losses increased by $2.1 million, or 4.4%, as compared to 2010. The taxable equivalent net interest margin increased 22 basis points for 2011 to 4.22%, from 4.00% for 2010. Noninterest income decreased $2.7 million, or 16.8%, in 2011, while noninterest expense for 2011 decreased $3.5 million, or 5.8%. The provision for loan losses in 2011 was $16.8 million, down $4.5 million, or 21.0% from $21.3 million in 2010. Return on average assets for 2011 was 0.27% compared to 0.18% for 2010. Return on average shareholders' equity for 2011 was 2.81% compared to 2.00% in 2010.

Net Interest Income. Net interest income represents the gross profit from the lending and investing activities of a banking organization and is the most significant factor affecting the earnings of the Company. Net interest income is influenced by changes in interest rates and the volume and mix of the various interest earning asset and interest bearing liability components. Net interest income for 2011, on a taxable-equivalent basis, decreased $3.5 million, or 4.9%, compared to 2010. This was primarily due to a decrease in average earning assets, which declined $170.6 million, or 9.6%, to $1.60 billion from $1.77 billion for the prior year. The decline was partially offset by an increase in taxable-equivalent net interest margin, which rose to 4.22% for 2011 compared to 4.00% for 2010. Average interest-bearing liabilities for 2011 decreased $158.5 million, or 10.2%, to $1.40 billion, compared to $1.56 billion for 2010.

During 2011, the Bank continued to reduce its dependence on high cost time deposits, and, as a result, the net interest margin improved from 2010 levels. In 2011, the average yield on earning assets decreased by 17 basis points while the average rate on interest-bearing liabilities decreased by 43 basis points, which resulted in an increase in the interest rate spread in 2011 of 26 basis points compared to the prior year.

The table, “Average Balances and Net Interest Income Analysis,” above summarizes net interest income and average yields earned, and rates paid for the years indicated, on a taxable-equivalent basis. The table, “Volume and Rate Variance Analysis” above presents the changes in interest income and interest expense attributable to volume and rate changes between the years indicated.

Provision for Credit Losses and Allowance for Credit Losses. The Company recorded a $16.8 million provision for credit losses during the year ended December 31, 2011, compared to a $21.3 million provision during the previous year. The decrease in 2011 was primarily a result of a lower level of chargeoffs in 2011 than in 2010. During the fourth quarter of 2010, the Company charged off $6.2 million, and during the first quarter of 2011 charged off an additional $1.3 million, of a $10.0 million subordinated debt loan to a financial institution. The remaining $2.5 million was exchanged for preferred stock in the institution and is carried in other assets on the Company’s balance sheet as of December 31, 2011. The Company does not have any other loans to financial institutions. The Company’s allowance for credit losses was $28.8 million at December 31, 2011, essentially unchanged from the end of 2010. The allowance for credit losses expressed as a percentage of total loans (including loans held for sale) increased to 2.39% at December 31, 2011 to 2.15% at December 31, 2010.

Noninterest Income. In 2011, noninterest income decreased $2.7 million to $13.2 million. Pre-tax gains on sale of investment securities totaled $2.0 million in 2011 compared to $3.6 million in 2010. Retail banking revenue declined 14.4% for the year, or $1.7 million, due primarily to ongoing regulatory changes in the industry and changes in consumer behavior. These declines were partially offset by an increase of $366,000, or 17.2%, in wealth management service income, due primarily to a 94% increase in assets under management, which totaled $146.4 million at December 31, 2011. Mortgage revenue decreased $710,000, or 29%, for the year due to the volatility of interest rates. Income on bank-owned life insurance rose $520,000, or $60%, as the Company purchased additional insurance policies. For the detailed change in other operating income please see the table “Other Operating Income and Expenses” in Note 12 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Noninterest Expense. In 2011, noninterest expense declined $3.5 million, or 5.8%, compared to 2010. The Company has continued to focus on improving efficiencies and controlling costs, and has reduced its expenses in nearly all categories, including personnel, occupancy, furniture and equipment, technology and data processing, legal and professional, and FDIC assessments. For the detailed change in other operating expense please see the table “Other Operating Income and Expenses” in Note 12 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Provision for Income Taxes. The Company recorded an income tax expense of $1.4 million in 2011, compared to a tax benefit of $0.2 million in 2010. This change was primarily attributable to the increase in pre-tax income in 2011, combined with a reduction in tax exempt income in 2011. The Company’s effective tax rate was 23.6% in 2011 and (7.9)% in 2010. In 2011, the difference between the effective tax rate and the statutory rate was primarily due to tax-preferenced items such as income on bank-owned life insurance, while in 2010, the difference between the effective tax rate and the statutory rate was principally due to tax exempt interest income.

Results of Operations –Years Ended December 31, 2010 and 2009

Net Income. Net income available to common shareholders for 2010 was $461,000, representing net income per diluted share of $0.03, compared to net loss to common shareholders of ($18.1) million, or ($1.15) per diluted share the prior year. The improvement to net income in 2010 from net loss for 2009 was mostly attributed to a reduction in the provision for credit losses, improved net interest income and continued reductions in noninterest expense. Net interest income for 2010 after provision for credit losses increased by $24.6 million, or 104.3%, as compared to 2009. The taxable equivalent net interest margin increased 82 basis points for 2010, to 4.00%, from 3.18% for 2009. Noninterest income increased $0.3 million, or 1.7%, in 2010, while noninterest expense for 2010 decreased $5.0 million, or 7.1%. The provision for credit losses in 2010 was $21.3 million, down $14.4 million, or 40.6% from $35.7 million in 2009. Return on average assets for 2010 was 0.18% compared to (0.74)% for 2009. Return on average shareholders' equity for 2010 was 2.00% compared to (8.73)% in 2009.

Net Interest Income. Net interest income for 2010, on a taxable-equivalent basis, increased $9.6 million, or 15.7%, compared to 2009. This was primarily due to an increase in net interest margin, which increased 82 basis points over the same period. Average earning assets in 2010 decreased $158.4 million, or 8.2%, to $1.77 billion, compared to $1.93 billion in 2009. Average interest-bearing liabilities for 2010 decreased $145.5 million, or 8.5%, to $1.56 billion, compared to $1.70 billion for 2009.

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

Provision for Credit Losses and Allowance for Credit Losses. The Company recorded a $21.3 million provision for credit losses during the year ended December 31, 2010, compared to a $35.7 million provision during the previous year. The decrease in 2010 was primarily a result of a lower level of chargeoffs in 2010 than in 2009, following the Company’s decision in 2009 to more quickly take appropriate aggressive action with its problem credits. During the fourth quarter of 2010, the Company charged off $6.2 million of a $10.0 million loan composed of subordinated debt to a financial institution. The Company’s allowance for credit losses decreased 19.8% from the prior year end and was $28.8 million at December 31, 2010. The allowance for credit losses expressed as a percentage of total loans (including loans held for sale) decreased from 2.45% at December 31, 2009 to 2.15% at December 31, 2010.

Noninterest Income. In 2010, noninterest income declined $2.7 million to $15.8 million. Pre-tax gains on sale of investment securities totaled $3.6 million in 2010 compared to $389,000 in 2009. The Company sold substantially all of its municipal securities to reduce exposure to municipalities, many of which have been experiencing challenging budgetary issues. These gains were partially offset by losses on sale of real estate acquired in settlement of loans of $1.8 million in 2010 and $591,000 in 2009 and other writedowns on land and fixed assets of $418,000 in 2010. For 2010, growth in mortgage revenue and investment services income exceeded declines in deposit service income. Mortgage revenue increased $1.8 million, or 262%, for the year due primarily to the Company’s acquisition of the operations of Bradford Mortgage Company in 2009. Investment services revenue increased $403,000 for the year to $1.6 million from $1.2 million in 2009. Deposit service charge revenue declined 13% for the year, or $1.1 million, due primarily to ongoing regulatory changes in the industry and changes in consumer behavior. Merchant processing income decreased by $1.6 million as a result of the Company’s sale of its merchant card servicing operation in 2009. For the detailed change in other operating income please see the table “Other Operating Income and Expenses” in Note 12 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Noninterest Expense. In 2010, noninterest expense declined $8.0 million, or 12%, compared to 2009. The Company recorded a $3.5 million increase in real estate acquired in settlement of loans-related costs in 2010 compared to 2009. The results in 2009 were affected by $3.8 million of one time expenses related to restructuring branch operations, terminating certain retired data processing systems and termination of non-executive employment agreements totaling $2.9 million pre-tax, as well as a special industry-wide FDIC assessment expense of $970,000. Excluding the one-time items and the increased costs on real estate acquired in settlement of loans, operating costs have declined $4.6 million for the year on lower data processing costs, legal and professional expenses, merchant processing costs and various other operating expense reductions. For the detailed change in other operating income please see the table “Other Operating Income and Expenses” in Note 12 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Provision for Income Taxes. The Company recorded a tax benefit of $0.2 million in 2010, compared to a tax benefit totaling $11.6 million in 2009. The tax benefits in both years were primarily attributable to the provisions for credit losses and asset writedowns recorded during those years. The Company’s effective tax rate was (7.9)% in 2010 and (43.5)% in 2009. In both 2010 and 2009, the difference between the effective tax rate and the statutory rate was principally due to tax exempt interest income.

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

Bancorp had sufficient cash and cash equivalents on hand at December 31, 2011 to provide for Bancorp’s obligations and service its debt for approximately one and a half years.

The investment portfolio at December 31, 2011 included securities with a par value of approximately $71.5 million with call features, whereby the issuers of such securities have the option to repay the security before the contractual maturity date. The Company anticipates that a number of these debt instruments may be called by their issuers during 2012, due to the current low interest rate environment.

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

Liquidity is further enhanced by a line of credit with the FHLB, amounting to approximately $346.1 million, collateralized by FHLB stock, investment securities, qualifying 1 to 4 family residential mortgage loans, and qualifying commercial real estate loans. Based upon collateral pledged, as of December 31, 2011, the borrowing capacity under this line was $254.4 million, with $117.7 million available to be borrowed. The Bank provides various reports to the FHLB on a regular basis to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the line of credit. In addition to the credit line at the FHLB, the Bank has borrowing capacity at the Federal Reserve Bank totaling $20.4 million, and has federal funds lines of $15.0 million, of which there were no borrowings outstanding at December 31, 2011.

As presented in the Consolidated Statement of Cash Flows, the Company generated $102.7 million in operating cash flow during 2011, compared to $39.3 million in 2010 and $14.4 million in 2009. The increase from 2010 to 2011 was primarily the result of the sale of $73.0 million in loans held for sale in connection with sale of the Bank’s Virginia operations. The increase from 2009 to 2010 was primarily the result of the Company’s net income in 2010, compared to a net loss in 2009.

Cash used by investing activities in 2011 was $.1 million, compared to cash provided by investing activities of $84.2 million in 2010, and cash provided by investing activities of $102.7 million in 2009. Cash flows for 2011, 2010 and 2009 included inflows of $20.4 million, $73.6 million and $83.9 million, respectively, related to a decrease in the loan portfolio. The Company also invested $12.0 million in bank-owned life insurance during 2011.

Cash used by financing activities was $77.9 million in 2011, compared to $139.2 million in 2010 and $118.0 million in 2009. Cash flows for 2011, 2010 and 2009 included outflows of $102.2 million, $178.8 million and $225.8 million, respectively related to decreases in time deposits. During 2011, the Company had a cash inflow of $67.9 million related to increase in core deposits, partially offset by cash outflows of $41.0 million used to reduce outstanding borrowings. During 2010, the Company had a cash inflow of $132.5 million related to increase in core deposits, partially offset by cash outflows of $90.3 million used to reduce outstanding borrowings. In 2009, the Company had cash inflows of $61.6 million as a result of increased core deposits and an inflow of $48.7 million as a result of increased borrowings.

Contractual Obligations and Commitments

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. Payments for borrowings do not include interest. Payments related to leases and service contracts are based on actual payments specified in the underlying contracts. The following table reflects the material contractual obligations of the Company outstanding as of December 31, 2011.

Contractual Obligations

(in thousands)

	Payments Due by Period
	Within One Year	One Year to Three Years	Three Years to Five Years	After Five Years	Total
Junior subordinated notes and wholesale repurchase agreements	$—	$—	$21,000	$25,774	$46,774
Federal Home Loan Bank borrowings	51,700	35,000	—	—	86,700
Operating lease obligations	1,602	2,408	1,258	143	5,411
Service contracts and purchase obligations	6,598	8,469	6,107	266	21,440
Other long-term liabilities	396	2,160	1,329	1,275	5,160

Total contractual cash obligations excluding deposits	60,296	48,037	29,694	27,458	165,485
Deposits	1,367,297	43,797	7,480	102	1,418,676

Total contractual cash obligations	$1,427,593	$91,834	$37,174	$27,560	$1,584,161

Capital Resources

Banks, bank holding companies, and financial holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve and the FDIC have minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. On August 26, 2005, the Company completed a private placement of trust preferred securities in the amount of $25.0 million. See Note 7 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for a discussion of the issuance of the trust preferred securities. On December 12, 2008, the Company sold Series A Preferred Stock and a Warrant to the U.S. Treasury for $52.4 million as part of the CPP. As shown in Note 18 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K the Company and the Bank both maintained capital levels exceeding the minimum levels required to be categorized as “well capitalized” for each of the three years presented.

Lending Activities

General. The Bank offers a broad array of lending services, including construction, real estate, commercial and consumer loans, to individuals and small to medium-sized businesses and retail clients that are located in or conduct a substantial portion of their business in the Bank’s market areas. The Bank’s total loans (excluding loans held for sale) at December 31, 2011 were $1.20 billion, or 69.2% of total assets. At December 31, 2011, the Bank had no large loan concentrations (exceeding 10% of its portfolio) in any particular industry, other than real estate. The Bank’s legal lending limit at December 31, 2011 was $31.9 million (absent fully marketable collateral) and the largest credit relationship was approximately $13.7 million.

Loan Composition. The following table summarizes, at the dates indicated, the composition of the Bank’s loan portfolio and the related percentage composition (excluding loans held for sale).

Summary of Loan Portfolio

(in thousands; excluding loans held for sale)

			December 31
	2011		2010		2009		2008		2007
	Amount	% Of Total Loans	Amount	% Of Total Loans	Amount	% Of Total Loans	Amount	% Of Total Loans	Amount		% Of Total Loans
Secured by owner-occupied nonfarm non-residential properties	$269,972		$222,889		$232,769		$242,379		$-	(1)
Secured by other nonfarm nonresidential properties	157,594		159,086		202,030		202,069		407,015
Other commercial and industrial	119,877		134,011		158,624		173,197		164,559

Total Commercial	547,443	45.6%	515,986	40.9%	593,423	40.7%	617,645	38.5%	571,574		38.4%
Construction loans – 1 to 4 family residential	7,781		16,736		28,929		27,131		-	(1)
Other construction and land development	81,630		122,382		148,356		212,622		248,222

Total Real estate – construction	89,411	7.4	139,118	11.0	177,285	12.2	239,753	13.7	248,222		16.6
Closed-end loans secured by 1 to 4 family residential properties	287,268		304,640		339,485		371,592		353,814
Lines of credit secured by 1 to 4 family residential properties	209,634		219,557		234,674		231,314		203,779
Loans secured by 5 or more family residential properties	25,883		20,207		24,333		28,888		17,546

Total Real estate – mortgage	522,785	43.6	544,404	43.2	598,492	41.1	631,794	39.4	575,139		38.6
Credit cards	7,649		7,749		7,416		6,703		6,555
Other revolving credit plans	9,444		9,042		10,974		14,354		17,781
Other consumer loans	17,648		36,224		57,079		80,342		67,490

Total Consumer	34,741	2.9	53,015	4.2	75,469	5.2	101,399	7.6	91,826		6.2
Loans to other depository institutions	—		3,800		10,000		10,000		—
All other loans	5,690		4,262		1,857		2,997		3,323

Total Other	5,690	0.5	8,062	0.7	11,857	0.8	12,997	0.8	3,323		0.2

Total	$1,200,070	100.0%	$1,260,585	100.0%	$1,456,526	100.0%	$1,603,588	100.0%	$1,490,084		100.0%

(1)	Data is not available for these line items prior to 2008

The Company has no foreign loan activity.

Real Estate Loans. Loans secured by real estate totaled $1.04 billion, or 86.6% of total loans (excluding loans held for sale), at December 31, 2011. At year end 2011, the Bank had real estate loan relationships of various sizes ranging up to $13.2 million and commitments up to $13.7 million, secured by office buildings, retail establishments, residential development and construction, warehouses, motels, restaurants and other types of property. Loan terms are typically limited to five years, with payments through the date of maturity generally based on a 15-20 year (15-30 year for owner-occupied single and multi-family properties) amortization schedule. Interest rates may be fixed or adjustable, based on market conditions, and the Bank generally charges an origination fee. Management has attempted to reduce credit risk in the real estate portfolio by emphasizing loans on owner-occupied office, multi-family and retail buildings where the loan to value ratio, established by independent appraisals, does not exceed 70% to 80%, and net projected cash flow available for debt service amounts to at least 120% to 135% of the debt service requirement. The Bank also generally requires personal guarantees and personal financial statements from the principal owners in such cases.

Real Estate – Mortgage. The Bank originates fixed and adjustable rate mortgages as well as FHA, VA and USDA Government supported loans for resale into the secondary market. The Bank provides bank-held mortgage products to accommodate qualified borrowers who do not meet all the standards for a conventional secondary market mortgage. During 2011, the Bank originated $153.2 million of loans in these various categories. Also included in real estate mortgage loans are home equity revolving lines of credit, with $209.6 million outstanding as of December 31, 2011. The Bank recorded net chargeoffs from mortgage loans of $6.4 million during 2011, compared to $7.0 million in 2010.

Real Estate – Construction Loans. The Bank’s current lending strategy is to reduce exposure in this portfolio segment. The Bank expects that the majority of its new construction and development loans on commercial and residential projects will be in the range of $300,000 to $5.0 million. At December 31, 2011 and 2010, the Bank held $89.4 million and $139.1 million, respectively, of such loans. To reduce credit risk associated with such loans, the Bank emphasizes small commercial centers that are substantially pre-leased, or residential projects that are substantially presold and built in strong, proven markets. The leases on commercial projects must generally result in a loan to appraised value of 75% to 80% or less and a net cash flow to debt service of no less than 120% to 135%. The Bank typically requires a personal guarantee from the developer or builder. Loan terms are generally 12-15 months, although the Bank will make a “mini-permanent” loan for purposes of construction and development of up to a five year term. Rates can be either fixed or variable, and the Bank usually charges an origination fee. The Bank experienced net chargeoffs from real estate – construction loans of $3.5 million in 2011, $5.3 million in 2010 and $11.6 million in 2009.

Commercial Loans. The Bank makes loans for commercial purposes to various types of businesses. At December 31, 2011, the Bank held $547.4 million of commercial loans, or 45.6% of its total loan portfolio. Equipment loans are typically made on terms up to five years at fixed or variable rates, with the financed equipment pledged as collateral to the Bank. The Bank attempts to reduce its credit risk on these loans by limiting the loan to value percentage to 80%. Working capital loans are made on terms typically not exceeding one year. These loans may be secured or unsecured, but the Bank attempts to limit its credit risk by requiring the borrower to demonstrate its capacity to produce net cash flow available for debt service equal to 120% to 150% of its debt service requirements. The Bank experienced net chargeoffs from commercial loans of $4.6 million in 2011, $7.7 million in 2010, and $10.6 million in 2009.

Consumer Loans. Using a centralized underwriting process, the Bank makes a variety of loans to individuals for personal and household purposes, including (i) secured and unsecured installment and term loans originated directly by the Bank; (ii) unsecured revolving lines of credit, and (iii) amortizing secured lot loans. Certain of the direct loans are secured by the borrowers’ residences. At December 31, 2011, the Bank held $34.7 million of consumer loans. During 2011, 2010, and 2009, the Bank experienced net consumer loan chargeoffs of $1.0 million, $2.2 million, and $3.9 million, respectively.

Loan Approval and Review. When the aggregate outstanding loans to a single borrower or related entities exceed an individual officer’s lending authority, the loan request must be considered and approved by an officer with a higher lending limit. All consumer purpose loan decisions are made by the Bank’s Central Underwriting Support Group. Commercial banking managers (“CBM”) can generally approve commercial relationships up to $750,000. If the lending request exceeds the CBM’s lending limit, the loan must be submitted to and approved by a senior credit officer. A senior credit officer has authority to approve commercial relationships up to $2,500,000 on a secured basis. All loan relationships between $2,500,000 and $4,000,000 must be approved by the Chief Commercial Credit Officer (“CCCO”). All loans between $4,000,000 and $7,500,000 must be approved by the Chief Credit Officer (“CCO”). Loan relationships exceeding $7,500,000 up to $10,000,000 must be unanimously approved by a committee of the CCCO, the CCO, and the Bank’s CEO. Loan relationships over $10,000,000 must be approved by the Credit Management Committee of the Bank’s Board of Directors.

The Bank’s Loan Review Program is headed by the Loan Review Manager, who reports directly to the Credit Management Committee of the Bank’s Board of Directors. The Program includes the Annual Loan Review Coverage Plan which is approved by the Credit Management Committee and which stipulates a certain number of loan reviews to be completed by the Loan Review Manager and employees under his or her guidance, and an additional number of loan reviews to be completed by independent loan review consulting firms. In addition, all loan officers are charged with the responsibility of reviewing their portfolios and making adjustments to the risk ratings as needed. The “Watch Loan Committee”, which includes the CCO, the CCCO, the Special Assets Manager and the Special Assets Officers, reviews all commercial loans graded special mention, substandard, doubtful and loss on a monthly basis, and provides a summary to the Credit Management Committee, also on a monthly basis. In addition, a committee made up of the Special Assets Manager, Special Assets Officers, senior credit officers and senior lenders reviews all past due loans on a monthly basis and provides a summary to management.

The Bank’s credit review system supplements its loan rating system, pursuant to which the Bank may place a loan on its criticized asset list or may classify a loan in one of various other classification categories. A specified minimum percentage of loans in each adverse asset classification category, based on the probability of default and on the historical loss experience of the Bank in each such category, as well as other environmental factors such as the unemployment level or other economic conditions affecting that type of loan, are used to determine the adequacy of the Bank’s allowance for credit losses monthly. These loans are also individually reviewed by the Watch Loan Committee of the Bank to determine whether a greater allowance allocation is justified due to the facts and circumstances of a particular adversely classified loan.

The Bank’s loan portfolio is analyzed on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. The Bank’s allowance for credit losses is also analyzed monthly by management. This analysis includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. The provisions of ASC 310-10-35 “Loans that Are Identified for Evaluation or that Are Individually Considered Impaired” are applied to individually significant loans. Finally, individual reserves may be recorded based on a review of loans on the watch list. See Note 4 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Loan Portfolio – Maturities and Interest Rate Sensitivities

(in thousands, excluding loans held for sale)

	Maturity				Maturity Greater Than One Year
	One Year or Less	Over One Year to Five Years	Over Five Years	Total	Fixed Interest Rate	Floating or Adjustable Rate
Secured by owner-occupied nonfarm non-residential properties	$62,864	$159,898	$47,210	$269,972	$182,539	$24,569
Secured by other nonfarm non-residential properties	21,738	96,148	39,708	157,594	92,828	43,028
Other commercial and industrial	53,936	53,492	12,449	119,877	55,964	9,977

Total Commercial	$138,538	$309,538	$99,367	$547,443	$331,331	$77,574

Construction loans – 1 to 4 family residential	7,123	283	375	7,781	200	458
Other construction and land development	32,582	45,017	4,031	81,630	32,666	16,382

Total Real estate – construction	39,705	45,300	4,406	89,411	32,866	16,840

Closed-end loans secured by 1 to 4 family residential properties	47,614	74,404	165,250	287,268	101,453	138,201
Lines of credit secured by 1 to 4 family residential properties	1,959	13,071	194,604	209,634	53	207,622
Loans secured by 5 or more family residential properties	9,697	15,498	688	25,883	9,961	6,225

Total Real estate – mortgage	59,270	102,973	360,542	522,785	111,467	352,048

Credit cards	7,649	—	—	7,649	—	—
Other revolving credit plans	1,824	234	7,386	9,444	2,889	4,731
Other consumer loans	2,443	14,481	724	17,648	15,170	35

Total Consumer	11,916	14,715	8,110	34,741	18,059	4,766

Loans to other depository institutions	—	—	—	—	—	—
All other loans	836	2,127	2,727	5,690	4,850	4

Total Other	836	2,127	2,727	5,690	4,850	4

Total	$250,265	$474,653	$475,152	$1,200,070	$498,573	$451,232

Asset Quality

The Bank considers asset quality to be of primary importance, and employs a formal internal loan review process to ensure adherence to its lending policy as approved by the Bank’s Board of Directors. See “Lending Activities – Loan Approval and Review”. It is the responsibility of each commercial lending officer to assign an appropriate risk grade to every loan they originate. Credit Administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, it is the lending officer’s responsibility to recommend appropriate changes in the borrower’s risk grade.

Currently, the grading process utilized by the Bank is segmented by product type. This methodology does not provide a direct correlation with groupings utilized in the other tables presenting loan information.

The following table summarizes, by internally assigned risk grade, the risk grade for loans for which the bank has assigned a risk grade.

Risk Profile by Internally Assigned Risk Grade

(in thousands)

	December 31
	2011					2010
	Pass	Special Mention	Sub- standard	Doubtful	Total	Pass	Special Mention	Sub- standard	Doubtful	Total
Commercial	$437,475	$56,172	$79,229	$301	$573,177	$423,474	$48,651	$75,682	$1,121	$548,928
Real estate – construction	35,622	14,304	23,667	757	74,350	66,766	13,673	47,319	630	128,388
Real estate – mortgage	57,089	7,363	14,517	171	79,140	92,610	7,898	20,288	798	121,594
Consumer	—	—	—	—	—	2	—	—	—	2
Other	4,954	—	—	—	4,954	3,448	—	3,903	—	7,351

Total	$535,140	$77,839	$117,413	$1,229	$731,621	$586,300	$70,222	$147,192	$2,549	$806,263

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

Allocation of Allowance for Credit Losses (1)

(dollars in thousands)

	December 31
	2011		2010		2009		2008		2007
	Amount	% Of Total Loans	Amount	% Of Total Loans	Amount	% Of Total Loans	Amount	% Of Total Loans	Amount	% Of Total Loans
Commercial	$8,526	45.6%	$9,952	40.9%	$10,648	40.7%	$7,351	38.5%	$11,185	38.4%
Real estate – construction	6,467	7.4	6,865	11.0	11,662	12.2	13,039	13.6	6,945	16.6
Real estate – mortgage	11,953	43.6	9,056	43.2	9,615	41.1	8,555	39.5	7,928	38.6
Consumer	1,866	2.9	2,827	4.2	3,858	5.2	6,742	7.6	4,295	6.2
Other	32	0.5	52	0.7	60	0.8	118	0.8	17	0.2

Total	$28,844	100.0%	$28,752	100.0%	$35,843	100.0%	$35,805	100.0%	$30,370	100.0%

(1)	The allowance for credit losses has been allocated on an approximate basis. The allocation is not necessarily indicative of future losses.

In general, consumer loans (including mortgage and home equity) have a lower risk profile than commercial loans. Commercial loans (including commercial real estate, commercial non real estate and construction loans) are generally larger in size and more complex than consumer loans. Commercial real estate loans are deemed less risky than commercial non real estate and construction loans, because the collateral value of real estate generally maintains its value better than non real estate or construction collateral. The Bank has little or no exposure to subprime lending. Consumer loans, which are smaller in size and more geographically diverse across the Bank’s entire primary market areas, provide risk diversity across the portfolio. Because mortgage loans are secured by first liens on the consumer’s residential real estate, they are the Bank’s lowest risk profile loan type. Home equity loans are deemed less risky than unsecured consumer loans because home equity loans are secured by first or second deeds of trust on the borrower’s residential real estate. A centralized decision-making process is in place to control the risk of the consumer, home equity and mortgage loan portfolio. The consumer real estate appraisal process is also centralized relative to appraisal engagement, appraisal review, and appraiser quality assessment. These processes are detailed in the underwriting guidelines, which cover each retail loan product type from underwriting, servicing, compliance issues and closing procedures.

Management follows a loan review program designed to evaluate the credit risk in its loan portfolio. Through this loan review process, the Bank maintains an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. As a result of this process, certain loans are categorized as special mention, substandard, doubtful or loss as described below, and reserves are allocated based on management’s judgment and historical experience.

Special Mention - These loans have potential weaknesses, which may, if not corrected or reversed, weaken the bank's credit position at some future date. The loans may not currently show problems due to the borrower(s)’ apparent ability to service the debt, but special circumstances surround the loans of which the bank and management should be aware. This category may also include loans where repayment has not been satisfactory, where constant attention is required to maintain a set repayment schedule, or where terms of a loan agreement have been violated but the borrower still appears to have sufficient financial strength to avoid a lower rating. It also includes new loans that significantly depart from established loan policy and loans to weak borrowers with a strong guarantor.

Substandard - These are loans whose full final collectability may not appear to be a matter for serious doubt, but which nevertheless have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and require close supervision by management, such as unprofitable and/or undercapitalized businesses, inability to generate sufficient cash flow for debt reduction, deterioration of collateral and special problems arising from the particular condition of an industry. It also includes workout loans on a liquidation basis when a loss is not expected. Some of these loans are considered impaired.

Doubtful – These loans have all the weakness inherent in loans graded Substandard with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable. In some instances, the extent of the potential loss is not currently determinable. Most of these loans are considered impaired.

The function of determining the allowance for credit losses is driven by the risk grade system and the loss experience on non risk graded homogeneous types of loans. The allowance for credit losses represents management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio. In determining the allowance for credit losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral and economic conditions in the Bank’s market areas. For loans determined to be impaired, the impairment is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral, less selling and other handling costs, for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments about information available to them at the time of their examinations. Loans are charged off when in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.

Management believes the allowance for credit losses of $28.8 million at December 31, 2011 is adequate to cover inherent losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that credit losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting future operating results of the Bank.

The following table presents an analysis of the changes in the allowance for credit losses.

Analysis of Allowance for Credit Losses

(dollars in thousands)

		As of or for the Years Ended December 31
	2011	2010	2009	2008	2007
Average amount of loans outstanding	$1,267,601	$1,398,474	$1,534,478	$1,574,809	$1,049,810
Amount of loans outstanding at December 31	1,200,070	1,332,928	1,460,766	1,603,588	1,477,733
Allowance for credit losses:
Balance on January 1	$28,752	$35,843	$35,805	$30,370	$9,564
Loans charged off:
Secured by owner-occupied nonfarm nonresidential properties	1,131	1,433	3,108	2,745	— (1)
Secured by other nonfarm nonresidential properties	956	1,767	4,425	707	1,668
Other commercial and industrial	2,958	5,852	3,699	1,594	3,384

Total Commercial	5,045	9,052	11,232	5,046	5,052
Construction loans – 1 to 4 family residential	209	526	2,055	—	— (1)
Other construction and land development	3,776	4,853	10,172	7,339	825

Total Real estate – construction	3,985	5,379	12,227	7,339	825
Closed end loans secured by 1 to 4 family residential properties	3,603	4,262	4,877	3,740	437
Lines of credit secured by 1 to 4 family residential properties	2,443	2,998	5,233	1,272	863
Loans secured by 5 or more family residential properties	776	—	—	—	—

Total Real estate – mortgage	6,822	7,260	10,110	5,012	1,300
Credit Cards	101	291	276	300	221
Other consumer loans	1,257	2,538	4,649	4,771	2,014

Total Consumer	1,358	2,829	4,925	5,071	2,235
All Other	1,387	6,200	—	—	—

Total chargeoffs	18,597	30,720	38,494	22,468	9,412

Recoveries of loans previously charged off:
Total Commercial	495	1,370	605	978	210
Total Real estate – construction	534	80	588	95	8
Total Real estate – mortgage	443	270	514	243	34
Total Consumer	362	647	1,076	1,296	702
Total Other	70	10	—	29	2

Total recoveries	1,904	2,377	2,783	2,641	956

Net loans charged off	16,693	28,343	35,711	19,827	8,456

Provision for loan losses	16,785	21,252	35,749	25,262	18,952

Allowance acquired via merger	—	—	—	—	10,310

Balance on December 31	$28,844	$28,752	$35,843	$35,805	$30,370

Net chargeoffs of loans to average loans outstanding during the year	1.32%	2.03%	2.33%	1.26%	0.81%

Allowance to loans outstanding	2.40%	2.16%	2.45%	2.23%	2.06%

Allowance to non-performing loans	71.16%	56.84%	61.56%	90.52%	234.35%

(1)	Data is not available for these line items prior to 2008

Commercial loans. All commercial loans within the portfolio are risk graded among nine risk grades based on management’s evaluation of the overall credit quality of the loan, including the payment history, the financial position of the borrower, the underlying collateral value, an internal credit risk assessment and examination results. As a result, the allowance is adjusted upon any migration of a loan to a higher or lower risk grade within the commercial loan portfolio. The reserve percentages utilized have been determined by management to be appropriate based on historical loan loss levels and the risk for each corresponding risk grade.

Mortgage, home equity, and credit lines. Reserves are calculated on mortgage, home equity, and credit lines based on historical loss experience. The average rolling eight quarter net loss percentage is calculated for each of these loan categories, and is multiplied by the dollar balance of loans in each of these categories to determine the required reserve.

Consumer loans. The consumer loans are pooled together to determine the reserve requirement. The average rolling eight quarter net loss percentage is calculated for this loan category, and is multiplied by the dollar balance of retail loans to determine a required reserve. An additional reserve, equal to 25.0% of all retail loans past due 90 days or more, is added to the above.

Specific impairment. Management evaluates significant loans graded substandard, doubtful and loss on an individual basis for impairment. The specific allowance is calculated based upon a review of these loans and the estimated losses at the balance sheet date. At December 31, 2011 and 2010, the recorded investment in loans specifically identified and evaluated for impairment was approximately $32.6 million and $38.3 million, respectively and the specific allowance for credit losses associated with those loans was approximately $4.2 million and $1.9 million, respectively. The decrease in the amount of specifically impaired loans held by the Bank and the associated allowance for credit losses resulted primarily from the Bank’s decision to take appropriate aggressive action with our problem credits through chargeoffs and foreclosure.

Other potential problem loans. Loans graded substandard, doubtful and loss which do not fit the criteria to be considered significant are not evaluated on an individual basis for impairment. However, the Bank closely monitors such loans as a result of their elevated risk profile. As a result of the Bank’s discipline, the balance of these other potential problem loans decreased to $88.0 million at December 31, 2011 from $110.9 million at December 31, 2010. The loans that make up this category trended as management had projected and reached a peak level in the third quarter of 2010. These loans, while exhibiting signs of weakness, continue to perform pursuant to stated terms and conditions and therefore do not have specifically identified expected losses. Approximately 75% of the loans in this category are identified as commercial and industrial or income producing commercial real estate, which management assigns a lower probability of default and/or loss given default. The allowance for credit losses associated with such loans was $3.9 million at December 31, 2011, which was based on a model that uses probability of default, and expected loss in the event of default, to determine inherent losses within a given group of loans.

Provision for credit losses. The 2011 provision for credit losses totaled $16.8 million, compared to $21.3 million in 2010. As of December 31, 2011, nonperforming assets totaled $71.1 million, comprised of $40.5 million in nonperforming loans and $30.6 million in real estate acquired in settlement of loans. Those figures compare to $50.6 million in nonperforming loans and $26.7 million in real estate acquired in settlement of loans at the end of 2010, totaling $77.3 million in nonperforming assets. Net chargeoffs decreased in 2011 to $16.7 million, or 1.31% of average loans outstanding, compared with $28.3 million, or 2.01% of average loans outstanding, in the prior year. During the fourth quarter of 2010, the Company charged off $6.2 million of a $10.0 million loan composed of subordinated debt to a financial institution. In the first quarter of 2011, an additional writedown of $1.3 million was recorded on this loan. The Bank forgave $5.0 million of the loan and all unpaid interest and the remaining $5.0 million was exchanged for preferred stock with a liquidation preference value of $5.0 million in the institution. The Bank’s recorded investment of $2.5 million is carried in other assets on the Company’s balance sheet as of December 31, 2011. Periodic impairment evaluations are performed and management believes this asset is currently not impaired. The Company does not have any other loans to financial institutions. At December 31, 2011 and 2010 the allowance for credit losses as a percentage of year end loans (excluding loans held for sale) was 2.39% and 2.15%, respectively. The 2011 and 2010 results have been impacted by the continued weakness in the regional and national economies.

Nonperforming Assets

(dollars in thousands)

	December 31
	2011	2010	2009	2008	2007
Commercial nonaccrual loans, not restructured	$15,773	$23,453	$46,788	$32,428	$8,688
Commercial nonaccrual loans, restructured	7,489	11,190	1,777	160	—
Non-commercial nonaccrual loans	9,852	8,537	4,772	5,601	3,548

Total nonaccrual loans	33,114	43,180	53,337	38,189	12,236
Loans past due 90 days or more and still accruing	14	27	3,450	1,277	72
Accruing restructured loans	7,406	7,378	1,442	90	651

Total nonperforming loans	40,534	50,585	58,229	39,556	12,959
Real estate acquired in settlement of loans	30,587	26,718	27,337	9,080	4,280

Total nonperforming assets	$71,121	$77,303	$85,566	$48,636	$17,239

Restructured loans, performing(1)	$4,888	$—	$—	$—	$—

Nonperforming loans to loans outstanding at end of year	3.36%	4.01%	3.98%	2.47%	0.87%
Nonperforming assets to total assets at end of year	4.10%	4.28%	4.40%	2.34%	0.84%

(1)	Loans restructured in a previous year without an interest rate concession or forgiveness of debt that are performing in accordance with their modified terms.

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

The Bank’s policy for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Bank generally considers loans 90 days or more past due, all nonaccrual loans, and all TDRs to be impaired. Loans specifically indentified and evaluated for impairment totaled $32.6 million and $38.3 million at December 31, 2011 and December 31, 2010, respectively, as summarized in the following tables (in thousands):

	Impaired Loans			Average
	Recorded Balance	Unpaid principal Balance	Specific Allowance	Recorded Investment
December 31, 2011
Loans without a specific valuation allowance
Commercial	$2,722	$2,856	$—	$3,497
Real estate- construction	6,874	8,571	—	8,655
Real estate – mortgage	6,429	6,536	—	8,128
Consumer	—	—	—	57

Total	16,025	17,963	—	20,337

Loans with a specific valuation allowance
Commercial	8,014	8,329	1,972	4,251
Real estate- construction	1,495	1,515	203	2,954
Real estate – mortgage	6,940	7,240	1,874	7,472
Consumer	117	117	117	86

Total	16,566	17,201	4,166	14,763

Total impaired loans
Commercial	10,736	11,185	1,972	7,749
Real estate- construction	8,369	10,086	203	11,608
Real estate – mortgage	13,369	13,776	1,874	15,600
Consumer	117	117	117	143

Total	$32,591	$35,164	$4,166	$35,100

	Impaired Loans
	Recorded Balance	Unpaid principal Balance	Specific Allowance
December 31, 2010(1)
Loans without a specific valuation allowance
Commercial	$4,651	$5,437	$—
Real estate- construction	12,489	17,165	—
Real estate – mortgage	6,633	7,676	—
Consumer	112	112	—
Other	3,800	10,000	—

Total	27,685	40,390	—

Loans with a specific valuation allowance
Commercial	1,375	1,482	578
Real estate- construction	1,606	2,577	251
Real estate – mortgage	7,290	7,290	976
Consumer	347	347	122
Other	—	—	—

Total	10,618	11,696	1,927

Total impaired loans
Commercial	6,026	6,919	578
Real estate- construction	14,095	19,742	251
Real estate – mortgage	13,923	14,966	976
Consumer	459	459	122
Other	3,800	10,000	—

Total	$38,303	$52,086	$1,927

(1)	Data for Average Recorded Investment for 2010 is not available.

Impaired, nonperforming and other potential problem loans and related information are summarized in the following table (in thousands):

	December 31
	2011	2010	2009
Loans identified as impaired	$32,591	$38,303	$46,122
Other nonperforming loans	7,943	12,282	12,107

Total nonperforming loans	40,534	50,585	58,229
Other potential problem loans	87,959	110,924	66,725

Total impaired and potential problem loans	$128,493	$161,509	$124,954

Investment Activities

Our investment portfolio plays a primary role in the management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. In 2011, the securities portfolio generated approximately 17% of our interest income and served as a necessary source of liquidity.

Management attempts to deploy investable funds into instruments that are expected to increase the overall return of the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of credit, interest rate and liquidity risk, as well as capital usage and risk.

The following tables present the carrying values, fair values, unrealized gains and losses, and weighted average yields and durations of our investment portfolio at December 31, 2011, 2010 and 2009, as well as the interval of maturities or repricings at December 31, 2011.

Investment Securities

(in thousands)

	December 31, 2011		December 31, 2010		December 31, 2009
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
U.S. government agencies obligations	$39,000	$39,147	$109,274	$107,524	$49,005	$49,519
Mortgage backed securities	31,917	34,843	55,989	60,309	77,430	81,690
Collateralized mortgage obligations	23,599	23,435	39,679	40,412	35,124	35,368
Commercial mortgage backed securities	30,169	30,289	—	—	—	—
Corporate bonds	118,573	114,676	38,560	38,455	33,978	35,604
Covered bonds	61,414	62,526	44,256	46,058	—	—
State and municipal obligations	19,371	19,508	17,380	15,411	105,169	105,994

Total debt securities	324,043	324,424	305,138	308,169	300,706	308,175
Other equity	12,960	13,387	16,174	16,960	17,189	17,694

Total securities	$337,003	$337,811	$321,312	$325,129	$317,895	$325,869

Investment securities at December 31 consist of the following (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield		Average Duration[1]
2011:
U.S. government agency securities	$39,000	$147	$—	$39,147	2.79%		1.06
Mortgage backed securities	31,917	2,926	—	34,843	5.21		3.55
Collateralized mortgage obligations	23,599	168	(332)	23,435	4.69		2.03
Commercial mortgage backed securities	30,169	153	(33)	30,289	3.47		4.43
Corporate bonds	118,573	385	(4,282)	114,676	3.77		3.98
Covered bonds	61,414	1,243	(131)	62,526	5.25		2.12
State and municipal obligations	19,371	425	(288)	19,508	6.01	(2)	5.64

Total debt securities	324,043	5,447	(5,066)	324,424	4.13	(2)	3.37
Federal Home Loan Bank stock	7,185	—	—	7,185
Other equity securities	5,775	427	—	6,202

Total investment securities	$337,003	$5,874	$(5,066)	$337,811

2010:
U.S. government agency securities	$109,274	$267	$(2,017)	$107,524	3.88%		6.10
Mortgage backed securities	55,989	4,320	—	60,309	5.65		2.14
Collateralized mortgage obligations	39,679	823	(90)	40,412	5.52		2.10
Corporate bonds	38,560	507	(612)	38,455	5.50		6.42
Covered bonds	44,256	1,802	—	46,058	5.30		2.62
State and municipal obligations	17,380	13	(1,982)	15,411	6.71	(2)	11.46

Total debt securities	305,138	7,732	(4,701)	308,169	4.96	(2)	4.69
Federal Home Loan Bank stock	10,399	—	—	10,399
Other equity securities	5,775	786	—	6,561

Total investment securities	$321,312	$8,518	$(4,701)	$325,129

(1)	Average remaining duration to maturity, in years
(2)	Fully taxable equivalent basis

Investment Securities Portfolio Maturity Schedule

(dollars in thousands)

	December 31, 2011
	Market Value	Weighted Average Yield(1)
U. S. government agencies and mortgage backed obligations:
Within one year	$—	—%
One to five years	4,006	1.70
Five to ten years	35,498	3.30
After ten years	88,210	4.33

Total	127,714	3.93

Obligations of states and political subdivisions:
Within one year	—	—
One to five years	466	7.89
Five to ten years	2,428	6.31
After ten years	16,614	6.39

Total	19,508	6.41

Corporate bonds and covered bonds:
Within one year	21,834	5.40
One to five years	109,246	3.28
Five to ten years	46,122	5.31
After ten years	—	—

Total	177,202	4.07

Total debt securities	$324,424	4.17%

(1)	The yield related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%.

See also Note 3 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

Information about the Company’s off-balance sheet risk exposure is presented in Note 16 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Application of Critical Accounting Policies

The Company's accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry, and are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company's significant accounting policies are discussed in detail in Note 1 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K. The following is a summary of the Bank’s allowance for credit losses, one of the most complex and judgmental accounting policies of the Company.

The allowance for credit losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management’s best estimate of probable credit losses incurred as of the balance sheet date. The Bank’s allowance for credit losses is also analyzed monthly by management. This analysis includes a methodology based on a risk grading system that separates non risk grade loans into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used. See additional discussion under “Asset Quality” above.

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

Earnings Simulation Modeling. Net income is affected by changes in the level of interest rates, the shape of the yield curve and the general market pressures affecting current market interest rates at the time of simulation. Many interest rate indices do not move uniformly, creating certain disunities between them. For example, the spread between a 30 day, prime-based asset and a 30 day, FHLB advance may not be uniform over time. The earnings simulation model projects changes in net interest income caused by the effect of changes in interest rates on interest-earning assets and interest-bearing liabilities. Simulation results are measured as a percentage change in net interest income compared to the static-rate or “base case” scenario. The model uses the Company’s current balance sheet, but considers decreases in asset and liability volumes based on prepayment assumptions as well as rate changes. Rate changes are modeled gradually over a 12 month period, referred to as a “rate ramp.” The model projects only changes in interest income and expense and does not project changes in non-interest income, non-interest expense, provision for loan losses or the impact of changing tax rates. At December 31, 2011, net interest income simulation showed a positive .64% change from the base case in a 200 basis point ramped rising rate environment and a positive 0.22% change from the base case in a 100 basis point ramped declining rate environment. The projected changes in net interest income are within the Asset/Liability Committee’s guidelines in a 200 basis point increasing or 100 basis point decreasing interest rate environment. However, management continually monitors signs of elevated risks and takes certain actions to limit these risks.

The following table summarizes the results of the Company’s income simulation model as of December 31, 2010.

	Change in Net Interest Income
	Year 1	Year 2
Change in Market Interest Rates:
200 basis point ramped increase	0.64%	(5.32)%
Base case – no change	—	(3.46)%
100 basis point ramped decrease	0.22%	(1.73)%

Net Portfolio Value Analysis. Net portfolio value (“NPV”) represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates with no effect given to any actions management might take to counter the effect of that interest rate movement. The following is a summary of the results of the report compiled by the Company’s outside consultant using data and assumptions management provided as of December 31, 2011.

	Estimated Change in Net Portfolio Value
	Amount in 000s	Percent
Change in Market Interest Rates:
200 basis point increase	$1,671	.92%
Base case – no change	—	—
100 basis point decrease	$(16,763)	9.22%

The preceding table indicates that, at December 31, 2011, in the event of a 200 basis point increase in prevailing market interest rates, NPV would be expected to decrease by $1.7 million, or .9% of the base case scenario value of $181.8 million. In the event of a decrease in prevailing market rates of 100 basis points, NPV would be expected to decline by $16.8 million, or 9.2% of the base case scenario value. The projected changes in NPV are within the Asset/Liability Committee’s guidelines in a 200 basis point increasing or 100 basis point decreasing interest rate environment. However, management continually monitors signs of elevated risks and takes certain actions to limit these risks.

Interest rate risk management is a part of the Bank’s overall asset/liability management process. The primary oversight of asset/liability management rests with the Bank’s Asset and Liability Committee, which is comprised of the Bank’s CEO, Chief Financial Officer (“CFO”) and other senior executives. The Committee meets approximately twice per quarter to review the asset/liability management activities of the Bank and monitor compliance with established policies. Activities of the Asset and Liability Committee are reported to the Audit and Risk Management Committee of the Company’s Board of Directors.

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

Interest Sensitivity Analysis

At December 31, 2011

(in thousands, except ratios)

	1 – 90 Day Sensitive	91 – 365 Day Sensitive	Total Sensitive Within One Year	Total Sensitive Over One Year	Total
Interest earning assets:
Loans (excluding held for sale), net of unearned income	$382,370	$178,680	$561,050	$639,020	$1,200,070
U. S. government agencies and mortgage backed obligations	—	—	—	124,685	124,685
State and municipal obligations	—	—	—	19,371	19,371
Corporate and covered bonds	—	21,409	21,409	158,578	179,987
Other investment securities	7,185	—	7,185	5,775	12,960
Overnight funds	26,363	—	26,363	—	26,363

Total interest earning assets	415,918	200,089	616,007	947,429	1,563,436

Interest bearing liabilities:
NOW	441,292	—	441,292	—	441,292
MMI	370,773	—	370,773	—	370,773
Savings	40,876	—	40,876	—	40,876
Time deposits	137,565	204,440	342,005	51,379	393,384
Junior subordinated notes	25,774	—	25,774	—	25,774
FHLB borrowings	36,700	15,000	51,700	35,000	86,700
Wholesale repurchase agreements	21,000	—	21,000	—	21,000

Total interest bearing liabilities	1,073,980	219,440	1,293,420	86,379	1,379,799

Interest sensitivity gap	$(658,062)	$(19,351)	$(677,413)	$861,050	$183,637

Ratio of interest sensitive assets to liabilities	0.39	0.91	0.48	10.97	1.13

The measurement of the Bank’s interest rate sensitivity, or “gap”, is a technique traditionally used in asset/liability management. The interest sensitivity gap is the difference between repricing assets and repricing liabilities for a particular time period. The table, “Interest Sensitivity Analysis,” indicates a ratio of rate sensitive assets to rate sensitive liabilities within one year at December 31, 2011, to be 0.48X. This ratio indicates that a larger balance of liabilities, compared to assets, could potentially reprice during the upcoming 12 month period. Included in rate sensitive liabilities are certain deposit accounts (NOW, MMI, and savings) that are subject to immediate withdrawal and repricing. These balances are presented in the category that management believes best identifies their actual repricing patterns. The overall risk to net interest income is also influenced by the Bank’s level of variable rate loans. These are loans with a contractual interest rate tied to an interest rate index, such as the prime rate. A portion of these loans may reprice on multiple occasions during a one-year period due to changes in the underlying interest rate index. Approximately 45.7% of the total loan portfolio at December 31, 2011 had a variable interest rate and reprices in accordance with the underlying rate index subject to terms of individual note agreements.

The table, “Market Sensitive Financial Instruments Maturities,” presents the Company’s financial instruments that are considered to be sensitive to changes in interest rates, categorized by contractual maturities, average interest rates and estimated fair values as of December 31, 2011.

Market Sensitive Financial Instruments Maturities

(Dollars in thousands)

	Contractual Maturities as of December 31, 2011
	2012	2013	2014	2015	2016	After Five Years	Total
Financial assets:
Investment securities	$21,409	$20,459	$17,000	$22,381	$56,398	$186,396	$324,043
Loans:
Fixed rate	153,008	113,250	89,555	86,288	74,871	134,603	651,580
Variable rate	97,257	37,378	35,578	18,532	19,200	340,545	548,490

Total	$271,674	$171,087	$142,133	$127,201	$150,469	$661,549	$1,524,113

Financial liabilities:
NOW	$441,292	$—	$—	$—	$—	$—	$441,292
MMI	370,773	—	—	—	—	—	370,773
Savings	40,876	—	—	—	—	—	40,876
Time deposits	342,005	20,095	23,702	7,140	340	102	393,384
Wholesale repurchase agreements	—	—	—	—	21,000	—	21,000
FHLB borrowing	51,700	15,000	20,000	—	—	—	86,700
Junior subordinated notes	—	—	—	—	—	25,774	25,774

Total	$1,246,646	$35,095	$43,702	$7,140	$21,340	$25,876	$1,379,799

Market Sensitive Financial Instruments Maturities (continued)

(Dollars in thousands)

	Average Interest Rate	Estimated Fair Value
Financial assets:
Investment securities	4.03%	$337,811
Loans:
Fixed rate	5.65	649,395
Variable rate	4.25	548,490

Total		$1,535,696

Financial liabilities:
NOW	0.45	$441,292
MMI	0.57	370,773
Savings	0.10	40,876
Time deposits	0.93	395,412
Wholesale repurchase agreements	4.03	23,772
FHLB borrowing	1.26	87,911
Junior subordinated notes	1.79	10,857

Total		$1,370,893

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION

The following table sets forth, for the periods indicated, certain of the Company’s consolidated quarterly financial information. This information is derived from the Company’s unaudited financial statements, which include all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. This information should be read in conjunction with the Company’s consolidated financial statements included elsewhere in this report. The results for any quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data

(Dollars in thousands, except per share data)

2011	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$19,182	$19,478	$19,879	$20,905
Interest expense	2,586	2,856	3,350	3,527

Net interest income	16,596	16,622	16,529	17,378
Provision for credit losses	4,247	3,445	3,020	6,073

Net interest income after provision for credit losses	12,349	13,177	13,509	11,305

Noninterest income	2,920	3,300	2,401	4,534
Noninterest expense	13,502	14,893	14,579	14,394

Income before income taxes	1,767	1,584	1,331	1,445
Provision for income taxes	323	501	190	433

Net income	1,444	1,082	1,140	1,012
Dividends and accretion on preferred stock	(729)	(729)	(729)	(730)

Net income available to common shareholders	$715	$353	$411	$282

Earnings per common share:
Basic	$0.05	$0.02	$0.03	$0.02
Diluted	$0.04	$0.02	$0.02	$0.02

2010	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$21,272	$22,419	$22,972	$23,250
Interest expense	4,152	4,693	5,597	6,012

Net interest income	17,120	17,726	17,375	17,238
Provision for credit losses	4,636	7,965	4,928	3,723

Net interest income after provision for credit losses	12,484	9,761	12,447	13,515

Noninterest income	4,119	7,699	4,259	3,430
Noninterest expense	15,982	16,312	15,818	16,469

Income before income taxes	621	1,148	888	476
Provision for income taxes	(499)	115	34	103

Net income	1,120	1,033	854	373
Dividends and accretion on preferred stock	(729)	(730)	(730)	(730)

Net income (loss) available to common shareholders	$391	$303	$124	$(357)

Earnings per common share:
Basic	$0.02	$0.02	$0.01	$(0.02)
Diluted	$0.02	$0.02	$0.01	$(0.02)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

NewBridge Bancorp

We have audited the accompanying consolidated balance sheets of NewBridge Bancorp (a North Carolina corporation) and Subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewBridge Bancorp and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NewBridge Bancorp and Subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 22, 2012, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina

March 22, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

NewBridge Bancorp

We have audited NewBridge Bancorp (a North Carolina corporation) and Subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NewBridge Bancorp and subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on NewBridge Bancorp and Sugsidiary’s internal control over financial reporting based on our audit.

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

In our opinion, NewBridge Bancorp and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NewBridge Bancorp and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 22, 2012, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina

March 22, 2012

NewBridge Bancorp and Subsidiary

Consolidated Balance Sheets

December 31, 2011 and 2010

(Dollars in thousands, except per share data)

	2011		2010
ASSETS
Cash and due from banks	$27,629		$23,479
Interest-bearing bank balances	26,363		5,596
Loans held for sale	7,851		76,994
Investment securities	337,811		325,129
Loans	1,200,070		1,260,585
Less allowance for credit losses	(28,844)		(28,752)

Net Loans	1,171,226		1,231,833
Premises and equipment, net	36,225		38,442
Real estate acquired in settlement of loans	30,587		26,718
Bank-owned life insurance	43,727		30,317
Deferred tax assets	32,263		29,819
Accrued income and other assets	20,882		21,564

Total assets	$1,734,564		$1,809,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$172,351		$161,734
Savings, NOW and money market accounts Time deposits	852,941 393,384		795,696 495,565

Total deposits	1,418,676		1,452,995
Borrowings from the Federal Home Loan Bank	86,700		112,700
Other borrowings	46,774		61,774
Accrued expenses and other liabilities	19,027		16,504

Total liabilities	1,571,177		1,643,973

Commitments and contingent liabilities Shareholders’ equity:
Preferred stock, par value $.01 per share;
Authorized – 10,000,000 shares; issued and outstanding (liquidation preference $1,000 per share) – 52,372	51,789		51,490
Common stock, par value $5.00 per share;
Authorized – 50,000,000 shares; issued and outstanding—15,655,868	78,279		78,279
Paid-in capital	87,190		87,048
Directors’ deferred compensation plan Retained deficit	(575 (47,525	) )	(618 (49,286	) )
Accumulated other comprehensive income (loss)	(5,771)		(995)

Total shareholders’ equity	163,387		165,918

Total liabilities and shareholders’ equity	$1,734,564		$1,809,891

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Income

Years ended December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

	2011	2010	2009
Interest Income
Interest and fees on loans	$65,871	$74,795	$84,089
Interest on taxable investment securities	12,750	11,698	9,416
Interest on tax exempt investment securities	764	3,324	4,759
Interest-bearing bank balances and federal funds sold	60	96	236

Total interest income	79,445	89,913	98,500

Interest Expense
Deposits	9,493	14,960	31,891
Borrowings from the Federal Home Loan Bank	1,178	3,087	4,706
Other borrowings	1,648	2,407	2,559

Total Interest Expense	12,319	20,454	39,156

Net Interest Income	67,126	69,459	59,344
Provision for credit losses	16,785	21,252	35,749

Net interest income after provision for credit losses	50,341	48,207	23,595

Noninterest Income
Retail banking	9,925	11,592	14,159
Wealth management services	2,499	2,133	1,750
Mortgage banking services	1,728	2,438	674
Gain on sales of investment securities	2,026	3,637	389
Writedowns and loss on sale of real estate acquired in settlement of loans	(5,238)	(5,508)	(1,294)
Bank-owned life insurance	1,385	865	587
Other	830	658	2,209

Total Noninterest Income	13,155	15,815	18,474

Noninterest Expense
Personnel	28,806	29,897	30,901
Occupancy	3,987	4,189	5,436
Furniture and equipment	3,644	4,644	6,012
Technology and data processing	3,942	4,501	5,729
Legal and professional	2,892	3,028	3,463
FDIC insurance	2,399	3,491	4,528
Real estate acquired in settlement of loans expense	1,830	1,426	919
Other operating	9,869	9,713	11,855

Total Noninterest Expense	57,369	60,889	68,843

Income (Loss) Before Income Taxes	6,127	3,133	(26,774)
Income Tax Expense (Benefit)	1,449	(247)	(11,641)

Net Income (Loss)	4,678	3,380	(15,133)

Dividends and accretion on preferred stock	(2,917)	(2,919)	(2,917)

Net Income (Loss) available to common shareholders	$1,761	$461	$(18,050)

Income (Loss) Per Share – Basic and Diluted	$0.11	$0.03	$(1.15)

Weighted Average Shares Outstanding
Basic	15,655,868	15,655,868	15,655,868
Diluted	16,573,064	16,097,680	15,655,868

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

Years ended December 31, 2011, 2010 and 2009

(Dollars in thousands, except share data)

		Common Stock
	Preferred Stock	Shares	Amount	Paid-In Capital	Directors’ Deferred Comp Plan	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances at December 31, 2008	$50,891	15,655,868	$78,279	$86,852	$(650)	$(31,697)	$(1,709)	$181,966
Net Loss						(15,133)		(15,133)
Change in unrealized gain on securities available for sale (net of tax of $1,029)							1,577	1,577
Change in funded status of pension plans (Net of tax of $919)							1,409	1,409
Comprehensive loss								(12,147)

Dividends and accretion on preferred stock	299					(2,917)		(2,618)
Stock-based compensation				117				117
Common stock distributed					16			16

Balances at December 31, 2009	$51,190	15,655,868	$78,279	$86,969	$(634)	$(49,747)	$1,277	$167,334
Net Income						3,380		3,380
Change in unrealized gain on securities available for sale (net of tax of $1,432)							(2,195)	(2,195)
Change in funded status of pension plans (Net of tax of $(50))							(77)	(77)

Comprehensive income								1,108
Dividends and accretion on preferred stock	300					(2,919)		(2,619)
Stock-based compensation				79				79
Common stock distributed					16			16

Balances at December 31, 2010	$51,490	15,655,868	$78,279	$87,048	$(618)	$(49,286)	$(995)	$165,918
Net Income						4,678		4,678
Change in unrealized gain on securities available for sale (net of tax of ($1,189))							(1,821)	(1,821)
Change in funded status of pension plans (Net of tax of $(1,928))							(2,955)	(2,955)

Comprehensive income								(98)
Dividends and accretion on preferred stock	299					(2,917)		(2,618)
Stock-based compensation				142				142
Common stock distributed					43			43

Balances at December 31, 2011	$51,789	15,655,868	$78,279	$87,190	$(575)	$(47,525)	$(5,771)	$163,387

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows

Years ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$4,678	$3,380	$(15,133)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,769	5,500	6,669
Securities premium amortization and discount accretion, net	334	697	591
(Gain) loss on sale of securities	(2,026)	(3,637)	(389)
Mortgage Banking Services	(1,728)	(2,438)	(674)
Originations of loans held for sale	(119,914)	(195,602)	(97,360)
Proceeds from sales of loans held for sale	190,715	199,957	92,403
(Increase) decrease in deferred tax assets	(2,444)	(1,067)	(4,158)
(Increase) decrease in income taxes receivable	1,160	3,632	(2,560)
(Increase) decrease in interest earned but not received	605	1,179	700
Increase (decrease) in interest accrued but not paid	(328)	(623)	(1,470)
Write downs of real estate acquired in settlement of loans	5,116	3,691	703
Net (increase) decrease in other assets	729	1,754	(818)
Net increase (decrease) in other liabilities	2,852	(687)	(589)
Provision for credit losses	16,785	21,252	35,749
Stock-based compensation	142	79	117
Loss on sales of premises and equipment and real estate acquired in settlement of loans	133	2,236	572

Net cash provided by operating activities	100,578	39,303	14,353

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(164,292)	(226,705)	(108,828)
Proceeds from sales, maturities and calls of securities available for sale	147,078	223,741	78,714
Net (increase) decrease in loans	20,737	73,606	83,853
Purchase of bank-owned life insurance	(12,000)	—	—
Purchases of premises and equipment and expenditures for improvements to real estate acquired in settlement of loans	(2,247)	(2,296)	(3,074)
Proceeds from sales of premises and equipment and real estate
Acquired in settlement of loans	12,958	15,827	9,974
Net (increase) decrease in federal funds sold	—	—	42,043

Net cash provided by (used in) investing activities	2,234	84,173	102,682

CASH FLOW FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW, money market and savings accounts	67,862	132,515	61,600
Net (decrease) in time deposits	(102,182)	(178,830)	(225,753)
Net increase (decrease) in other borrowings	(15,000)	(37,823)	22,543
Net increase (decrease) in borrowings from FHLB	(26,000)	(52,500)	26,200
Dividends paid	(2,618)	(2,619)	(2,618)
Common stock distributed	43	16	16

Net cash provided by (used in) financing activities	(77,895)	(139,241)	(118,012)

Increase (decrease) in cash and cash equivalents	24,917	(15,765)	(977)
Cash and cash equivalents at the beginning of the years	29,075	44,840	45,817

Cash and cash equivalents at the end of the years	$53,992	$29,075	$44,840

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest	$12,647	$21,077	$40,626
Income taxes	—	—	—
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to real estate acquired in settlement of loans	$20,656	$20,667	$26,216
Transfer of loans to loans held for sale	—	72,343	—
Reclassification of investment securities from held to maturity to available for sale	—	43,679	—
Unrealized gain on securities available for sale:
Change in securities available for sale	3,010	5,099	(5,308)
Change in deferred income taxes	(1,189)	(2,904)	3,731
Change in shareholders’ equity	(1,821)	(2,195)	1,577

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 1 – Summary of significant accounting policies

Principles of consolidation

NewBridge Bancorp was formed in 2007 following the merger of FNB Southeast into LSB Bancshares. The accompanying consolidated financial statements include the accounts of NewBridge Bancorp (“Bancorp” or the “Company”) and its wholly owned subsidiary NewBridge Bank (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of operations

The Bank provides a variety of financial services to individual and corporate clients in North Carolina (“NC”). As of December 31, 2011, the Bank operated 30 branches in the Piedmont Triad Region and Coastal Region of NC. The majority of the Bank’s clients are located in Davidson, Rockingham, Guilford, Forsyth and New Hanover Counties. The Bank’s primary deposit products are noninterest-bearing checking accounts, interest-bearing checking accounts, money market accounts, certificates of deposit and individual retirement accounts. Its primary lending products are commercial, real estate and consumer loans.

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

Investment securities

The Bank classifies its investment securities at the time of purchase into three categories as follows:

•	Held to Maturity – reported at amortized cost,

•	Trading – reported at fair value with unrealized gains and losses included in earnings, or

•	Available for Sale – reported at fair value with unrealized gains and losses reported in other comprehensive income.

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

Other Than Temporary Impairment of Investment Securities

The Company’s policy regarding other than temporary impairment of investment securities requires continuous monitoring. Individual investment securities with a fair market value that is less than 80% of original cost over a continuous period of two quarters are evaluated for impairment during the subsequent quarter. The evaluation includes an assessment of both qualitative and quantitative measures to determine whether, in management’s judgment, the investment is likely to recover its original value. If the evaluation concludes that the investment is not likely to recover its original value, the unrealized loss is reported as an “other than temporary impairment”, and the loss is recorded as a securities transaction on the Consolidated Statement of Income.

Loans

Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on a loan is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are placed on nonaccrual status when: (i) management has concerns relating to the ability to collect the loan principal and interest and (ii) generally when such loans are 90 days or more past due. Interest income is subsequently recognized only to the extent payments are received and the loan is well secured. Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) of interest and principal by the borrower in accordance with the contractual terms. Loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis.

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

The impairment evaluation compares the recorded book value of the loan, or loan relationship, to the present value of the expected future principal, interest and collateral value (if applicable) cash flows. The expected cash flows are discounted at the contractual interest rate for the individual note. A specific reserve is established if the present value of expected future cash flows, or fair value of collateral, is less than the recorded book value of the loan.

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

Real estate acquired in settlement of loans

Real estate acquired in settlement of loans, through partial or total satisfaction of loans, is initially recorded at fair market value, less estimated costs to sell, which becomes the property’s new basis. At the date of acquisition, losses are charged to the allowance for credit losses. Expenses to maintain the property are charged to expense in the period they are incurred. Subsequent writedowns and gains or losses on sales of foreclosed properties are offset to noninterest income in the period they are incurred.

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

Accumulated Other Comprehensive Income (Loss)

The balances of accumulated other comprehensive income, net of tax, at December 31, 2011 are $488,000 of unrealized gains on available for sale securities and $(6,259,000) for funded status of pension plans.

Segment information

Operating segments are components of an enterprise with separate financial information available for use by the chief operating decision maker to allocate resources and to assess performance. The Company has determined that it has one significant operating segment, providing financial services through the Bank, including banking, mortgage, and investment services, to customers located principally in Davidson, Rockingham, Guilford, Forsyth and New Hanover Counties in NC, and in the surrounding communities. The various products are those generally offered by community banks, and the allocation of resources is based on the overall performance of the Bank, rather than the individual branches or products.

There are no differences between the measurements used in reporting segment information and those used in the Company’s general-purpose financial statements.

Recent accounting pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (ASC 310) – “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU requires new disclosures and clarifies existing disclosure requirements about the nature of credit risk inherent in an entity’s loan portfolio; how that risk is analyzed and assessed in arriving at the allowance for loan losses; and the changes and reasons for those changes in the allowance for loan losses. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting, as well as clarify the requirements for existing disclosures. ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity during a reporting period became effective for interim and annual reporting periods beginning on or after December 15, 2010. In January 2011, the FASB delayed the effective date of the portion of ASU 2010-20 related to troubled debt restructurings to June 2011. The Company adopted the required portions of ASU-2010-20 as of December 31, 2010, which only impacted disclosures. The Company adopted the remainder of ASU 2010-20 in 2011, and the adoption did not have a material impact on its financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This Update outlines the parameters of what constitutes a troubled debt restructuring, as well as clarifies the guidance on those parameters. The clarifying guidance is meant to eliminate current diversity in practice of identifying restructurings of receivables. This guidance becomes effective for the Company in the first interim period beginning after June 15, 2011. The Company applied the provisions retrospectively in its 2011 third quarter results back to activity beginning January 1, 2011. For those receivables that are newly considered impaired based on the newly adopted guidance, the amendments were applied prospectively. In addition, the Company disclosed those items deferred by ASU 2011-01, discussed above, in Note 4 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. The Company did not experience a material effect on its consolidated financial position or consolidated results of operations based on the new measurement parameters.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This Update will result in common fair value measurement and disclosure requirements in accounting principles generally accepted in the United States and international financial reporting standards through changes to wording used to describe and disclose information about fair value measurements, clarification about the application of existing requirements, and changes to particular principles for measuring fair value or for disclosing information about those measurements. This guidance becomes effective during the first interim period beginning after December 15, 2011. We do not expect a material effect on our consolidated financial position or consolidated results of operations based on the clarification about application or changes to principles from the new standard.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. This Update requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Presentation of comprehensive income in the statement of changes in stockholders’ equity will no longer be acceptable. The Update does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, the option for an entity to present components of other comprehensive income net or before related tax effects, or how earnings per share is calculated or presented. This guidance becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company currently presents other comprehensive income in its Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income and plans to adopt the new disclosure requirements in its Quarterly Report on Form 10-Q for the first quarter 2012.

Reclassification

Certain items for 2010 and 2009 have been reclassified to conform to the 2011 presentation. Such reclassifications had no effect on net income, total assets or shareholders’ equity as previously reported.

Prior Period Adjustment

During the fourth quarter of 2011, the Company changed its methodology for calculating deferred income taxes related to premises and equipment. In doing so, management identified an error in the prior methodology used to calculate and record these deferred tax assets, and the related calculation of goodwill, dating back to the merger of its predecessor companies in 2007. Due to consistent application of this prior methodology, the error was carried forward in subsequent years. Following the writeoff of the Company's goodwill in 2008, subsequent financial reporting under-reported stockholders' equity by $2,730,000, or approximately 2%. Consistent with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, management determined that the error did not result in a misstatement of material fact in any period, and has adjusted the Company's deferred tax assets and retained earnings for prior years in the accompanying consolidated financial statements.

Note 2 – Restriction on cash and due from banks

The Bank maintains required reserve balances with the Federal Reserve Bank of Richmond. The amounts of these reserve balances were $25,000 at both December 31, 2011 and 2010.

Note 3 – Investment securities

Investment securities at December 31 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2011:
U.S. government agency securities	$39,000	$147	$—	$39,147
Mortgage backed securities	31,917	2,926	—	34,843
Collateralized mortgage obligations	23,599	168	(332)	23,435
Commercial mortgage backed securities	30,169	153	(33)	30,289
Corporate bonds	118,573	385	(4,282)	114,676
Covered bonds	61,414	1,243	(131)	62,526
State and municipal obligations	19,371	425	(288)	19,508

Total debt securities	324,043	5,447	(5,066)	324,424
Federal Home Loan Bank stock	7,185	—	—	7,185
Other equity securities	5,775	427	—	6,202

Total investment securities	$337,003	$5,874	$(5,066)	$337,811

2010:
U.S. government agency securities	$109,274	$267	$(2,017)	$107,524
Mortgage backed securities	55,989	4,320	—	60,309
Collateralized mortgage obligations	39,679	823	(90)	40,412
Corporate bonds	38,560	507	(612)	38,455
Covered bonds	44,256	1,802	—	46,058
State and municipal obligations	17,380	13	(1,982)	15,411

Total debt securities	305,138	7,732	(4,701)	308,169
Federal Home Loan Bank stock	10,399	—	—	10,399
Other equity securities	5,775	786	—	6,561

Total investment securities	$321,312	$8,518	$(4,701)	$325,129

The aggregate cost of the Company’s investment in Federal Home Loan Bank stock totaled $7,185,000 at December 31, 2011. Because of the redemption provisions of this stock, the Company estimates that the fair value equals the cost of this investment and that it is not impaired.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses are greater than 20% of the original cost of any individual investment and do not relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and the Company has the intent and ability to hold until recovery, none of the securities are deemed to be other than temporarily impaired.

2011	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(In thousands)
Investment securities:
Collateralized mortgage obligations	$8,520	$(270)	$1,845	$(62)	$10,365	$(332)
Commercial mortgage backed securities	2,055	(33)	—	—	2,055	(33)
Corporate bonds	71,787	(3,640)	4,342	(642)	76,129	(4,282)
Covered bonds	$14,760	(131)	—	—	14,760	(131)
State and municipal obligations	—	—	4,421	(288)	4,421	(288)

Total temporarily impaired securities	$97,122	$(4,074)	$10,608	$(992)	$107,730	$(5,066)

2010	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(In thousands)
Investment securities:
U.S. government agency securities	$58,273	$(2,017)	$—	$—	$58,273	$(2,017)
Collateralized mortgage obligations	3,706	(90)	—	—	3,706	(90)
Corporate bonds	28,023	(612)	—	—	28,023	(612)
State and municipal obligations	8,514	(924)	5,059	(1,058)	13,573	(1,982)

Total temporarily impaired securities	$98,516	$(3,643)	$5,059	$(1,058)	$103,575	$(4,701)

The amortized cost and estimated market value of debt securities at December 31, 2011, by contractual maturities, are shown in the accompanying schedule. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized Cost	Estimated Fair Value
Due in one year or less	$21,408	$21,834
Due after one through five years	116,238	113,719
Due after five through ten years	84,030	84,047
Due after ten years	102,367	104,824

Total debt securities	$324,043	$324,424

A recap of the maturities of held to maturity securities follows (in thousands):

	Years Ended December 31
	2011	2010	2009
Proceeds from maturities	$—	$1,480	$—

A recap of the maturities and sales of available for sale securities follows (in thousands):

	Years Ended December 31
	2011	2010	2009
Proceeds from sales and maturities	$41,235	$85,785	$10,977
Gross realized gains	2,026	3,637	389
Gross realized losses	—	—	—

During 2011, the Company sold $39,209,000 of investments for a gain of $2,026,000. The investments sold by the Company consisted of shorter-duration, odd-lot mortgage backed securities and certain corporate bonds. Investment securities with a book value of $82,148,000 were sold during 2010, for a gain of $3,637,000, to reposition the investment portfolio and reduce the Company’s exposure to municipalities.

Investment securities with amortized costs of approximately $79,211,000 and $98,111,000 and market values of approximately $82,048,000 and $99,223,000 as of December 31, 2011 and 2010, respectively, were pledged to secure public deposits and for other purposes. The Bank has obtained $50,000,000 in letters of credit, which are used in lieu of securities to pledge against public deposits.

Note 4 – Loans

Loans are summarized as follows (in thousands):

	December 31
	2011	2010
Secured by owner-occupied nonfarm nonresidential properties	$269,972	$222,889
Secured by other nonfarm nonresidential properties	157,594	159,086
Other commercial and industrial	119,877	134,011

Total Commercial	547,443	515,986
Construction loans - 1 to 4 family residential	7,781	16,736
Other construction and land development	81,630	122,382

Total Real estate - construction	89,411	139,118
Closed-end loans secured by 1 to 4 family residential properties	287,268	304,640
Lines of credit secured by 1 to 4 family residential properties	209,634	219,557
Loans secured by 5 or more family residential	25,883	20,207

Total Real estate - mortgage	522,785	544,404
Credit cards	7,649	7,749
Other revolving credit plans	9,444	9,042
Other consumer loans	17,648	36,224

Total Consumer	34,741	53,015
Loans to other depository institutions	—	3,800
All other loans	5,690	4,262

Total Other	5,690	8,062

Total loans	$1,200,070	$1,260,585

As of December 31, 2011 and December 31, 2010, loans totaling approximately $506,449,000 and $569,896,000, respectively, were pledged to secure the lines of credit with the FHLB and Federal Reserve Bank.

Nonperforming assets are summarized as follows (in thousands):

	December 31
	2011	2010
Commercial nonaccrual loans, not restructured	$15,773	$23,453
Commercial nonaccrual loans, restructured	7,489	11,190
Non-commercial nonaccrual loans	9,852	8,537

Total nonaccrual loans	33,114	43,180
Troubled debt restructured, accruing	7,406	7,378
Accruing loans which are contractually past due 90 days or more	14	27

Total nonperforming loans	40,534	50,585
Real estate acquired in settlement of loans	30,587	26,718

Total nonperforming assets	$71,121	$77,303

Restructured loans, performing (1)	$4,888	$—

(1)	Loans restructured in a previous year without an interest rate concession or forgiveness of debt that are performing in accordance with their modified terms.

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

Commitments to lend additional funds to borrowers whose loans have been restructured are not material at December 31, 2011 or 2010.

The aging of loans is summarized in the following table (in thousands):

December 31, 2011	30-89 days	90+ days	Nonaccrual	Total past due		Total loans
	past due	past due	Loans	+ nonaccrual	Current	receivable
Secured by owner-occupied nonfarm nonresidential property	$4,514	$—	$7,718	$12,232	$257,740	$269,972
Secured by other nonfarm nonresidential property	2,134	—	1,310	3,444	154,150	157,594
Other commercial and industrial	1,199	—	437	1,636	118,241	119,877

Total Commercial	7,847	—	9,465	17,312	530,131	547,443
Construction loans – 1 to 4 family residential	650	—	447	1,097	6,684	7,781
Other construction and land development	2,776	—	9,016	11,792	69,838	81,630

Total Real estate – construction	3,426	—	9,463	12,889	76,522	89,411
Closed-end loans secured by 1 to 4 family residential property	7,483	—	12,744	20,227	267,041	287,268
Lines of credit secured by 1 to 4 family residential property	5,489	—	975	6,464	203,170	209,634
Loans secured by 5 or more family residential property	3,852	—	302	4,154	21,729	25,883

Total Real estate - mortgage	16,824	—	14,021	30,845	491,940	522,785
Credit cards	146	14	—	160	7,489	7,649
Other revolving credit plans	339	—	125	464	8,980	9,444
Other consumer loans	372	—	40	412	17,236	17,648

Total Consumer	857	14	165	1,036	33,705	34,741
Loans to other depository institutions	—	—	—	—	—	—
All other loans	—	—	—	—	5,690	5,690

Total Other	—	—	—	—	5,690	5,690
Total loans	$28,954	$14	$33,114	$62,082	$1,137,988	$1,200,070

December 31, 2010	30-89 days	90+ days	Nonaccrual	Total past due		Total loans
	Past due	Past due	Loans	+ nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential property	$2,619	$—	$5,953	$8,572	$214,317	$222,889
Secured by other nonfarm nonresidential property	1,767	—	1,076	2,843	156,243	159,086
Other commercial and industrial	2,641	—	1,875	4,516	129,495	134,011

Total Commercial	7,027	—	8,904	15,931	500,055	515,986
Construction loans – 1 to 4 family residential	1,166	—	2,666	3,832	12,904	16,736
Other construction and land development	3,354	—	13,925	17,279	105,103	122,382

Total Real estate – construction	4,520	—	16,591	21,111	118,007	139,118
Closed-end loans secured by 1 to 4 family residential property	10,444	—	10,830	21,274	283,366	304,640
Lines of credit secured by 1 to 4 family residential property	4,549	—	1,611	6,160	213,397	219,557
Loans secured by 5 or more family residential property	147	—	1,004	1,151	19,056	20,207

Total Real estate - mortgage	15,140	—	13,445	28,585	515,189	544,404
Credit cards	122	27	—	149	7,600	7,749
Other revolving credit plans	226	—	11	237	8,805	9,042
Other consumer loans	847	—	429	1,276	34,948	36,224

Total Consumer	1,195	27	440	1,662	51,353	53,015
Loans to other depository institutions	—	—	3,800	3,800	—	3,800
All other loans	—	—	—	—	4,262	4,262

Total Other	—	—	3,800	3,800	4,262	8,062
Total loans	$27,882	$27	$43,180	$71,089	$1,189,496	$1,260,585

Loans specifically identified and evaluated for impairment totaled $32.6 million and $38.3 million at December 31, 2011 and December 31, 2010, respectively. Included in these balances were $14.9 million and $18.6 million, respectively, of loans classified as troubled debt restructurings (“TDRs”). A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. For loans classified as TDRs, the Company further evaluates the loans as performing or nonperforming. Nonperforming TDRs originally classified as non-accrual are able to be reclassified as accruing if, subsequent to restructure, they experience six consecutive months of payment performance according to the restructured terms. Further, a TDR may be considered performing and subsequently removed from impaired status in years subsequent to the restructuring if it meets the following criteria:

•	At the time of restructure, the loan was made at a market rate of interest; and

•	The loan has shown at least 6 consecutive months of payment performance in accordance with the restructured terms; and

•	The loan has been included in the TDR disclosures for at least one Annual Report on Form 10-K

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal payments, regardless of the period of the modification. The loans included in all loan classes as TDRs at December 31, 2011 had either an interest rate modification or a deferral of principal payments, which the Company considers are concessions. All loans designated as TDRs were modified due to financial difficulties experienced by the borrower. The Company has removed $4,888,000 of performing TDRs from impaired status in 2011 that were restructured in a prior year.

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

The total number of loans that are TDRs and the total outstanding recorded investment in TDRs as of December 31 for the three years 2011, 2010, and 2009 are reflected in the table below (dollars in thousands):

2011		2010		2009
Number	Outstanding	Number	Outstanding	Number	Outstanding
of	Recorded	of	Recorded	of	Recorded
Loans	Investment	Loans	Investment	Loans	Investment

59	$19,783	46	$18,568	7	$3,218

The Bank’s policy for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Bank generally considers loans 90 days or more past due and all nonaccrual loans to be impaired.

Impaired loans specifically evaluated for impairment and related information are summarized in the following tables (in thousands):

		Impaired Loans		Average
	Recorded	Unpaid principal	Specific	Recorded
	Balance	Balance	Allowance	Investment
December 31, 2011
Loans without a specific valuation allowance
Commercial	$2,722	$2,856	$—	$3,497
Real estate- construction	6,874	8,571	—	8,655
Real estate – mortgage	6,429	6,536	—	8,128
Consumer	—	—	—	57

Total	16,025	17,963	—	20,337

Loans with a specific valuation allowance
Commercial	8,014	8,329	1,972	4,251
Real estate- construction	1,495	1,515	203	2,954
Real estate – mortgage	6,940	7,240	1,874	7,472
Consumer	117	117	117	86

Total	16,566	17,201	4,166	14,763

Total impaired loans
Commercial	10,736	11,185	1,972	7,749
Real estate- construction	8,369	10,086	203	11,608
Real estate – mortgage	13,369	13,776	1,874	15,600
Consumer	117	117	117	143

Total	$32,591	$35,164	$4,166	$35,100

	Impaired Loans
	Recorded	Unpaid principal	Specific
	Balance	Balance	Allowance
December 31, 2010(1)
Loans without a specific valuation allowance
Commercial	$4,651	$5,437	$—
Real estate- construction	12,489	17,165	—
Real estate – mortgage	6,633	7,676	—
Consumer	112	112	—
Other	3,800	10,000	—

Total	27,685	40,390	—

Loans with a specific valuation allowance
Commercial	1,375	1,482	578
Real estate- construction	1,606	2,577	251
Real estate – mortgage	7,290	7,290	976
Consumer	347	347	122
Other	—	—	—

Total	10,618	11,696	1,927

Total impaired loans
Commercial	6,026	6,919	578
Real estate- construction	14,095	19,742	251
Real estate – mortgage	13,923	14,966	976
Consumer	459	459	122
Other	3,800	10,000	—

Total	$38,303	$52,086	$1,927

(1)	Data for Average Recorded Investment for 2010 is not available.

Impaired, nonperforming and other potential problem loans are summarized in the following table (in thousands):

	December 31
	2011	2010	2009
Loans identified as impaired	$32,591	$38,303	$46,122
Other nonperforming loans	7,943	12,282	12,107

Total nonperforming loans	40,534	50,585	58,229
Other potential problem loans	87,959	110,924	66,725

Total nonperforming and other potential problem loans	$128,493	$161,509	$124,954

Interest is not typically accrued on impaired loans, as they are normally in nonaccrual status. However, interest is accrued on performing TDRs, and interest may be accrued on nonperforming TDRs. Interest income on performing or nonperforming accruing TDRs is recognized consistent with any other accruing loan. When a loan goes into nonaccrual status, any accrued interest is reversed out of interest income. When a loan comes out of nonaccrual status, interest income is increased by the interest payments made during the period while in nonaccrual status based on the term/amortization o the underlying contract.

The following table summarizes, by internally assigned risk grade, the risk grade for loans for which the Bank has assigned a risk grade (in thousands).

					December 31
	2011					2010
		Special	Sub-				Special	Sub-
	Pass	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$437,475	$56,172	$79,229	$301	$573,177	$423,474	$48,651	$75,682	$1,121	$548,928
Real estate –construction	35,622	14,304	23,667	757	74,350	66,766	13,673	47,319	630	128,388
Real estate – mortgage	57,089	7,363	14,517	171	79,140	92,610	7,898	20,288	798	121,594
Consumer	—	—	—	—	—	2	—	—	—	2
Other	4,954	—	—	—	4,954	3,448	—	3,903	—	7,351

Total	$535,140	$77,839	$117,413	$1,229	$731,621	$586,300	$70,222	$147,192	$2,549	$806,263

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method for the years ended December 31, 2011 and 2010 were as follows:

		Real Estate -	Real Estate -			Total
	Commercial	Construction	Mortgage	Consumer	Other	Loans
2011
Allowance for loan losses:
Specific reserves on impaired loans	$1,972	$203	$1,874	$117	$—	$4,166
General reserves	6,554	6,264	10,079	1,749	32	24,678

Total ending allowance	$8,526	$6,467	$11,953	$1,866	$32	$28,844

		Real Estate -	Real Estate -			Total
	Commercial	Construction	Mortgage	Consumer	Other	Loans
2010
Allowance for loan losses:
Specific reserves on impaired loans	$578	$251	$976	$122	$—	$1,927
General reserves	9,374	6,614	8,080	2,705	52	26,825

Total ending allowance	$9,952	$6,865	$9,056	$2,827	$52	$28,752

Management follows a loan review program designed to evaluate the credit risk in its loan portfolio. Through this loan review process, the Bank maintains an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. As a result of this process, certain loans are categorized as special mention, substandard, doubtful or loss as described below, and reserves are allocated based on management’s judgment and historical experience.

Special Mention - These loans have potential weaknesses, which may, if not corrected or reversed, weaken the bank's credit position at some future date. The loans may not show problems as yet due to the borrower(s)’ apparent ability to service the debt, but special circumstances surround the loans of which the bank and management should be aware. This category may also include loans where repayment has not been satisfactory, where constant attention is required to maintain a set repayment schedule, or where terms of a loan agreement have been violated but the borrower still appears to have sufficient financial strength to avoid a lower rating. It also includes new loans that significantly depart from established loan policy and loans to weak borrowers with a strong guarantor.

Substandard - These are loans whose full final collectability may not appear to be a matter for serious doubt, but which nevertheless have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and require close supervision by management, such as unprofitable and/or undercapitalized businesses, inability to generate sufficient cash flow for debt reduction, deterioration of collateral and special problems arising from the particular condition of an industry. It also includes workout loans on a liquidation basis when a loss is not expected. Some of these loans are considered impaired.

Doubtful – These are loans that have all the weakness inherent in one graded Substandard with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable. In addition, the extent of the potential loss may not be currently determinable. Most of these loans are considered impaired.

The function of determining the allowance for credit losses is driven by the risk grade system and the loss experience on non risk graded homogeneous types of loans. The allowance for credit losses represents management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio. In determining the allowance for credit losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral and economic conditions in the Bank’s market areas. For loans determined to be impaired, the impairment is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments about information available to them at the time of their examinations. Loans are charged off when in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.

Management believes the allowance for credit losses of $28.8 million at December 31, 2011 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that credit losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting future operating results of the Bank.

Other potential problem loans. These are loans graded substandard, doubtful and loss which do not fit the criteria to be considered significant (total credit exposure of less than $500,000 and not evaluated on an individual basis for impairment). However, the Bank closely monitors such loans as a result of their elevated risk profile. The balance of these other potential problem loans decreased to $88.0 million at December 31, 2011 from $110.9 million at December 31, 2010. These loans, while exhibiting signs of weakness, continue to perform pursuant to stated terms and conditions and therefore do not have identified expected losses. Approximately 75% of the loans in this category are identified as commercial and industrial or income producing commercial real estate, which management assigns a lower probability of default and/or loss given default. The allowance for credit losses associated with such loans was $3.9 million at December 31, 2011, which was based on a model that uses probability of default, and expected loss in the event of default, to determine expected losses within a given group of loans.

An analysis of the changes in the allowance for credit losses follows (in thousands):

	Years Ended December 31
	2011	2010	2009
Balance, beginning of year	$28,752	$35,843	$35,805
Loans charged off:
Secured by owner-occupied nonfarm nonresidential properties	1,131	1,433	3,108
Secured by other nonfarm nonresidential properties	956	1,767	4,425
Other commercial and industrial	2,958	5,852	3,699

Total Commercial	5,045	9,052	11,232

Construction loans – 1 to 4 family residential	209	526	2,055
Other construction and land development	3,776	4,853	10,172

Total Real estate – construction	3,985	5,379	12,227

Closed-end loans secured by 1 to 4 family residential properties	3,603	4,262	4,877
Lines of credit secured by 1 to 4 family residential properties	2,443	2,998	5,233
Loans secured by 5 or more family residential properties	776	—	—

Total Real estate – mortgage	6,822	7,260	10,110
Credit cards	101	291	276
Other consumer loans	1,257	2,538	4,649

Total Consumer	1,358	2,829	4,925

Total Other	1,387	6,200	—

Total chargeoffs	18,597	30,720	38,494

Recoveries of loans previously charged off:
Total Commercial	495	1,370	605
Total Real estate – construction	534	80	588
Total Real estate – mortgage	443	270	514
Total Consumer	362	647	1,076
Total Other	70	10	—

Total Recoveries	1,904	2,377	2,783

Net loans charged off	16,693	28,343	35,711
Provision for credit losses	16,785	21,252	35,749

Balance, end of year	$28,844	$28,752	$35,843

	Quarters Ended December 31
	2011	2010	2009
Balance, beginning of year	$27,750	$35,554	$38,902
Loans charged off:
Secured by owner-occupied nonfarm nonresidential properties	615	295	306
Secured by other nonfarm nonresidential properties	190	79	108
Other commercial and industrial	779	1,451	732

Total Commercial	1,584	1,825	1,146

Construction loans – 1 to 4 family residential	—	22	810
Other construction and land development	559	2,182	4,769

Total Real estate – construction	559	2,204	5,579

Closed-end loans secured by 1 to 4 family residential properties	398	1,324	1,608
Lines of credit secured by 1 to 4 family residential properties	623	575	500
Loans secured by 5 or more family residential properties	200	—	—

Total Real estate – mortgage	1,221	1,899	2,108

Credit cards	49	60	9
Other consumer loans	201	475	864

Total Consumer	250	535	873

Total Other	87	6,200	—

Total chargeoffs	3,701	12,663	9,706

Recoveries of loans previously charged off:
Total Commercial	283	1,066	332
Total Real estate – construction	193	31	168
Total Real estate – mortgage	—	46	230
Total Consumer	34	71	347
Total Other	39	11	—

Total Recoveries	549	1,225	1,077

Net loans charged off	3,152	11,438	8,629
Provision for credit losses	4,246	4,636	5,570

Balance, end of year	$28,844	$28,752	$35,843

Note 5 – Premises and equipment

The following is a summary of premises and equipment (in thousands):

	December 31
	2011	2010
Land	$13,684	$15,312
Buildings	21,990	21,721
Equipment	25,374	27,866
Leasehold improvements	1,830	1,831

Premises and equipment, total cost	62,878	66,730
Less, accumulated depreciation	26,653	28,288

Premises and equipment, net	$36,225	$38,442

Depreciation and amortization expense amounting to $3,044,000, $3,792,000 and $4,630,000, for the years ended December 31, 2011, 2010, and 2009, respectively, is included in occupancy expense and furniture and equipment expense in the consolidated statements of income.

Note 6 – Deposits

The aggregate amount of certificates of deposit of $100,000 or more was approximately $169,768,000 and $247,154,000 at December 31, 2011 and 2010, respectively. The accompanying table presents the scheduled maturities of total time deposits at December 31, 2011 (in thousands).

Years ending December 31,
2012	$342,005
2013	20,095
2014	23,702
2015	7,140
2016	340
Thereafter	102

Total time deposits	$393,384

Note 7 – Short-term borrowings and long-term debt

The following is a schedule of short-term borrowings and long-term debt (in thousands, except percentages):

	Balance as of December 31	Interest Rate as of December 31	Average Balance	Average Interest Rate	Maximum Outstanding at Any Month End
2011
Federal funds purchased and repurchase agreements	$21,000	4.03%	$28,414	4.19%	$36,000
Federal Reserve Bank borrowings	—	N/A	27	0.75%	—
Trust preferred securities	25,774	1.79%	25,774	1.79%	25,774
FHLB borrowings	86,700	1.26%	87,720	1.34%	137,500

Total	$133,474		$141,935		$199,274

2010
Federal funds purchased and repurchase agreements	$36,000	4.19%	$45,933	4.16%	$46,000
Federal Reserve Bank borrowings	—	N/A	4,708	0.56%	26,500
Trust preferred securities	25,774	1.77%	25,774	1.83%	25,774
FHLB borrowings	112,700	1.53%	123,015	2.51%	162,700

Total	$174,474		$199,430		$260,974

At December 31, 2011, the Bank had a $346,128,000 line of credit with the FHLB under which $136,700,000 was used. The amounts used consist of $86,700,000 in regular FHLB advances and a $50,000,000 letter of credit which the Bank uses as collateral securing deposits from municipalities. This line of credit is secured with FHLB stock, certain pledged securities and a blanket floating lien on qualifying 1 to 4 family residential mortgage loans, home equity loans and commercial real estate loans. Based upon collateral pledged, as of December 31, 2011, the borrowing capacity under this line was $254,391,000, with $117,691,000 available to be borrowed. In addition to the credit line at the FHLB, the Bank has borrowing capacity at the Federal Reserve Bank totaling $20,427,000, and has federal funds lines of $15.0 million, of which there were no borrowings outstanding at December 31, 2011.

Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. Retail repurchase agreements represent short-term borrowings by the Bank, with overnight maturities collateralized by securities issued by the United States Government or its agencies.

The Bank sold securities under an agreement to repurchase (a “wholesale repurchase agreement”) in 2006. This $21,000,000 transaction has a maturity date in 2016, became callable after one year, and has quarterly calls thereafter at a fixed rate of 4.03%. The investment securities serving as collateral for this borrowing had a market value of approximately $23,772,000 at December 31, 2011. In 2007, the Bank entered into a $15,000,000 wholesale repurchase agreement, which was repaid in June, 2011.

FNB Financial Services Capital Trust I, a Delaware statutory trust (the “Trust,” wholly owned by the Company), issued and sold in a private placement, on August 26, 2005, $25,000,000 of the Trust’s floating rate preferred securities, with a liquidation amount of $1,000 per preferred security, bearing a variable rate of interest per annum, reset quarterly, equal to 3 month LIBOR plus 1.46% (the “Preferred Securities”) and a maturity date of September 30, 2035. The Preferred Securities became callable after five years. Interest payment dates are March 30, June 30, September 30 and December 31 of each year. The Preferred Securities are fully and unconditionally guaranteed on a subordinated basis by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The entire proceeds from the sale by the Trust to the holders of the Preferred Securities was combined with the entire proceeds from the sale by the Trust to the Company of its common securities (the “Common Securities”), and was used by the Trust to purchase $25,774,000 in principal amount of the Floating Rate Junior Subordinated Notes (the “Junior Subordinated Notes”) of the Company. The Company has not included the Trust in the consolidated financial statements. Currently, regulatory capital rules allow trust preferred securities to be included as a component of regulatory capital for the Company.

The following is a schedule of the components of other borrowings (in thousands):

	2011	2010
Wholesale repurchase agreements	$21,000	$36,000
Junior subordinated notes	25,774	25,774

Total	$46,774	$61,774

The maturities of short-term borrowings and long-term debt at December 31, 2011, is as follows (in thousands):

Years Ending December 31
2012	$51,700
2013	15,000
2014	20,000
2015	—
2016	21,000
Thereafter	25,774

Total maturities of short-term borrowings and long-term debt	$133,474

Note 8 – Other assets and other liabilities

The components of other assets and liabilities for the years ended December 31 are as follows (in thousands):

	2011	2010
Other assets:
Core deposit intangible	$3,800	$4,526
Accrued interest receivable	6,530	7,134
Assets held in trusts for deferred compensation	4,051	4,080
Other	6,501	5,824

Total	$20,882	$21,564

Other liabilities:
Accrued interest payable	583	911
Accrued compensation	793	1,009
Dividends payable	335	405
Retirement plans and deferred compensation	14,677	11,055
Other	2,639	3,124

Total	$19,027	$16,504

Note 9 – Income taxes

The components of income tax expense (benefit) for the years ended December 31 are as follows (in thousands):

	2011	2010	2009
Current tax (benefit) expense
Federal	$135	$78	$(4,808)
State	(132)	(50)	(613)

Total current	3	28	(5,421)

Deferred tax (benefit) expense
Federal	1,168	(359)	(5,133)
State	278	84	(1,087)

Total deferred	1,446	(275)	(6,220)

Total income tax (benefit) expense	$1,449	$(247)	$(11,641)

The significant components of deferred tax assets at December 31 are as follows (in thousands):

	2011	2010
Deferred tax assets:
Allowance for credit losses	$11,411	$11,371
Non-qualified deferred compensation plans	2,175	2,020
Accrued compensation	316	286
Writedowns on real estate acquired in settlement of loans	1,992	2,121
Interest on nonaccrual loans Net operating losses	1,551 16,753	1,278 17,608
Pension plans – Other comprehensive income	4,084	2,156
Contribution carryforward	1,019	966
Other	1,043	2,554
Valuation allowance	(1,037)	(809)

Total	39,307	39,551

Deferred tax liabilities:
Depreciable basis of property and equipment	2,431	2,868
Deferred loan fees	414	395
Net unrealized gain on available for sale securities	319	2,284
Other	3,880	4,185

Total	7,044	9,732

Net deferred tax assets	$32,263	$29,819

Management has evaluated the realizability of the recorded deferred tax assets at December 31, 2011. This evaluation included a review of recent improving trends and expected near term levels in the net interest margin, nonperforming assets, operating expenses and other factors. It also included a current forecast of performance for 2012 as well as projections for several years based on management’s expectations of performance, adjusted to assume a continuation of credit quality issues and future net interest margin erosion. It further included the consideration of the items that have given rise to the deferred tax assets, as well as tax planning strategies. Management has concluded that, with the exception of a portion of contribution carryforwards which begin expiring in 2013, and a portion of state economic loss carryforwards, it is more likely than not that the deferred taxes will be realized and therefore, no valuation allowance is necessary, except for those contribution and loss carryforwards.

Federal net operating loss carryforwards of $4,535,000, $27,601,000 and $10,278,000 expire in 2028, 2029, and 2030 respectively. State net economic loss carryforwards of $1,282,000, $10,081,000, $21,420,000. $7,134,000 and $2,626,000 expire in 2022 through 2026, respectively.

The provision for income taxes differs from that computed by applying the federal statutory rate of 35% as indicated in the following analysis (in thousands, except percentages):

	2011	2010	2009
Tax based on statutory rates	$2,144	$1,097	$(9,371)
Increase (decrease) resulting from:
Effect of tax-exempt income	(306)	(1,155)	(1,570)
State income taxes, net of federal benefit	80	22	(1,105)
Income on bank-owned life insurance	(484)	(303)	(205)
Other, net	15	92	610

Total provision (benefit) for income taxes	$1,449	$(247)	$(11,641)

Effective tax rate	23.6%	(7.9%)	(43.5%)

The Company’s federal income tax returns through 2009 have been examined and settled. The state income tax returns through 2009 are currently under examination, and the Company does not expect any significant adjustments. The Company does not have any material uncertain tax positions.

Note 10 – Lease commitments

The minimum annual lease commitments under noncancelable operating leases in effect at December 31, 2011, are as follows (in thousands):

Years Ending December 31
2012	$1,643
2013	1,380
2014	1,028
2015	768
2016	490
Thereafter	143

Total lease commitments	$5,452

Payments under these leases amounted to approximately $1,676,000, $1,863,000 and $2,671,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 11 – Related party transactions

The Bank had loans outstanding to officers and directors and their affiliated entities during each of the past two years. Such loans were made substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers, and, at the time that they were made, did not involve more than the normal risks of collectibility. The following table summarizes the transactions for the past two years (in thousands):

	2011	2010
Balance, beginning of year	$8,751	$10,229
Amounts removed as a result of director resignations	(142)	—
Advances (repayments), net, during year	800	(1,478)

Balance, end of year	$9,409	$8,751

Note 12 – Other operating expenses

The components of other operating expense for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	Years Ended December 31
	2011	2010	2009
Other operating expenses:
Advertising	$1,526	$1,594	$1,428
Bankcard expense	621	567	2,293
Postage	750	964	873
Stationery, printing and supplies	492	675	590
Telephone	669	723	681
Travel, dues and subscriptions	725	834	784
Directors’ fees	599	507	593
Franchise and privilege taxes	530	509	496
Deposit premium amortization	726	726	726
Other expense	3,231	2,614	3,391

Total	$9,869	$9,713	$11,855

Note 13 – Stock based compensation

The Company recorded $142,000 of total stock-based compensation expense during 2011, compared to $79,000 in 2010 and $117,000 in 2009, or less than $0.01 per diluted share in each year. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related stock options or restricted stock units. This expense had no impact on the Company’s reported cash flows. The stock-based compensation expense is reported under personnel expense in the consolidated statements of income.

To determine the amounts recorded in the financial statements, the fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model. For restricted stock units, the fair value is considered to be the market price on the date the restricted stock unit is granted.

As of December 31, 2011, there was $378,000 of total unrecognized compensation expense related to stock options and restricted stock units. This expense will be fully amortized by January 31, 2015.

As of December 31, 2011, 98,094 restricted stock units granted to certain senior officers were outstanding. For 88,094 of these restricted stock units, the fair value of each of the restricted stock units is $5.15, and for 10,000 of these restricted stock units, the fair value of each of the restricted stock units is $2.18, which was the closing price of the Company’s common stock on the dates they were granted. The stock-based compensation expense for these awards was immaterial for the period ended December 31, 2011, 2010 and 2009.

As of December 31, 2011, the Company’s Compensation Committee administered the Company’s five stock-based compensation plans, each of which was approved by the shareholders.

Three of these plans have expired, and while there are options outstanding that have not yet expired, no new awards may be granted thereunder. One of the active plans, which will expire in 2014, has 750,000 shares of common stock authorized for issuance to plan participants in the form of stock options, restricted stock, restricted stock units, performance units and other stock-based awards. The other active plan, which will expire in 2016, has 535,000 shares of common stock authorized for issuance to plan participants in the form of stock options, rights to receive restricted shares of common stock and/or performance units. At December 31, 2011, a total of 998,806 shares were available for future grants under these two plans.

The following is a summary of stock option activity and related information for the years ended December 31:

	2011		2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding -
Beginning of year	821,767	$14.23	896,991	$14.45	1,052,517	$14.32
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(163,302)	12.14	(75,224)	16.33	(155,526)	13.55

Outstanding –
End of year	658,465	$14.82	821,767	$14.23	896,991	$14.45

Exercisable –
End of year	654,465	$14.86	742,067	$14.13	811,041	$14.41

The following is a summary of restricted stock unit activity and related information for the years ended December 31:

	2011		2010		2009
	Units	Weighted Average Intrinsic Value	Units	Weighted Average Intrinsic Value	Units	Weighted Average Intrinsic Value
Outstanding -
Beginning of year	10,000	$2.18	44,000	$5.77	34,000	$6.82
Granted	88,094	5.15	—	—	10,000	2.18
Stock Issued	—	—	—	—	—	—
Forfeited	—	4.85	34,000	6.82	—	—

Outstanding –
End of year	98,094	$4.85	10,000	$2.18	44,000	$5.77

The following is a summary of information on outstanding and exercisable stock options at December 31, 2011:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 5.81 – 10.05	144,349	1.48	$9.77	140,349	$9.79
$11.06 – 14.93	100,307	2.00	14.82	100,307	14.82
$15.42 – 16.93	243,684	3.27	16.00	243,684	16.00
$17.10 – 18.00	170,125	2.74	17.41	170,125	17.41

	658,465	2.53	$14.82	654,465	$14.86

In addition, restricted stock units totaling 98,094 shares with a weighted average intrinsic value of $4.85 were outstanding at December 31, 2011.

Note 14 – Net income (loss) per share

The following is a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share of common stock (in thousands, except share data):

	For the years ended December 31,
	2011	2010	2009
Basic:
Net income (loss) available to common shareholders	$1,761	$461	$(18,050)

Weighted average shares outstanding	15,655,868	15,655,868	15,655,868

Net income (loss) per share, basic	$0.11	$0.03	$(1.15)

Diluted:
Net income (loss) available to common shareholders	$1,761	$461	$(18,050)

Weighted average shares outstanding	15,655,868	15,655,868	15,655,868
Effect of dilutive securities:
Restricted stock units	98,094	10,000	—
Warrant	819,102	431,812	—

Weighted average shares outstanding and dilutive potential shares outstanding	16,573,064	16,097,680	15,655,868

Net income (loss) per share, diluted	$0.11	$0.03	$(1.15)

On December 31, 2011, there were 658,465 options that were antidilutive since the exercise price exceeded the average market price for the year, and there were 98,094 restricted stock units and a warrant to purchase 2,567,255 shares that were dilutive. On December 31, 2010, there were 821,767 options that were antidilutive since the exercise price exceeded the average market price for the year, and there were 10,000 restricted stock units and a warrant to purchase 2,567,255 shares that were dilutive. For both 2011 and 2010, the effect of the dilutive restricted stock units and warrant are reflected in the table above.

On December 31, 2009, there were 896,991 options, 10,000 restricted stock units and a warrant to purchase 2,567,255 shares outstanding. The options, the restricted stock units and the warrant were antidilutive as a result of the Company’s net loss for 2009.

See Note 20 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a description of the warrant.

Note 15 – Parent company only

The Company’s principal asset is its investment in its subsidiary, the Bank. The Company’s principal source of income is dividends and management fees received from the Bank. The following presents condensed financial information of the Company:

	2011	2010
Condensed balance sheets (in thousands)
Assets
Cash and due from banks	$5,037	$6,282
Investment in wholly-owned subsidiary	184,953	185,561
Other assets	359	1,006

Total assets	$190,349	$192,849

Liabilities
Trust preferred securities	$25,774	$25,774
Other liabilities	1,188	1,157
Shareholders’ equity	163,387	165,918

Total liabilities and shareholders’ equity	$190,349	$192,849

	2011	2010	2009
Condensed statements of income
Management and service fees from subsidiary	$1,762	$—	$—
Other operating expense	1,110	733	824

Income before equity in undistributed net income of subsidiary	652	(733)	(824)
Equity in undistributed net income (loss) of subsidiary	4,026	4,113	(14,309)

Net income (loss)	$4,678	$3,380	$(15,133)

	2011	2010	2009
Condensed statements of cash flows
Cash flows from operating activities
Net income( loss)	$4,678	$3,380	$(15,133)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other changes, net	722	(299)	3,243
Change in investment in wholly-owned subsidiary	(4,026)	(4,113)	14,309

Net cash (used in) provided by operating activities	1,374	(1,032)	2,419
Cash flows from investing activities
Investments in wholly-owned subsidiary	—	—	(16,372)

Net cash provided by (used in) investing activities	—	—	(16,372)
Cash flows from financing activities
Proceeds from issuance of preferred stock and warrants	—	—	—
Dividends paid	(2,619)	(2,619)	(2,422)
Common stock acquired	—	—	—
Increase in other liabilities	—	—	—

Net cash provided by (used in) financing activities	(2,619)	(2,619)	(2,422)

Increase (decrease) in cash	(1,245)	(3,651)	(16,375)
Cash at beginning of year	6,282	9,933	26,308

Cash at end of year	$5,037	$6,282	$9,933

Income derived from management and service fees from subsidiary reported in 2011 includes $1,154,000 for prior years.

Note 16 – Off-balance sheet arrangements

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

	Contractual Amount
	2011	2010
Loan commitments	$253,998	$273,536
Credit card lines	22,687	22,457
Standby letters of credit	3,735	3,830

Total commitments and contingent liabilities	$280,420	$299,823

The Bank’s exposure to credit loss in the event of nonperformance by the counter party is equal to the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Note 17 – Employee benefit plans

The Company has three curtailed defined benefit retirement plans:

•	A pension plan, which is the result of the merger of two legacy pension plans.

•	A supplemental executive retirement plan (“SERP”) covering certain executive and former executive officers; and

•	A retiree health benefit plan, which provides partial health insurance benefits for certain early retired former employees.

The disclosures presented represent combined information for all of the employee benefit plans. The retiree health benefit plan is not a material part of the aggregate information.

The pension plan, the retiree health benefit plan and the SERP provide for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and a percentage of qualifying compensation during the employee’s final years of employment. Contributions to the pension plan were based upon the projected unit credited actuarial funding method and comply with the funding requirements of the Employee Retirement Income Security Act. Contributions prior to the curtailments were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Plan assets consist primarily of cash and cash equivalents, U.S. government securities, and other securities. The following tables outline the changes in these pension obligations, assets and funded status for the years ended December 31, 2011 and 2010, and the assumptions and components of net periodic pension cost for the two and three years in the period ended December 31, 2011 (dollars in thousands):

	2011	2010
Change in benefit obligation
Projected benefit obligation at beginning of year	$27,103	$25,716
Service cost	35	42
Interest cost	1,495	1,523
Actuarial (gain) loss	2,678	1,231
Benefits paid	(1,454)	(1,409)

Projected benefit obligation at end of year	29,857	27,103

Change in plan assets
Fair value of plan assets at beginning of year	20,682	18,688
Actual return on plan assets	(745)	2,252
Employer contributions	1,242	1,151
Benefits paid	(1,454)	(1,409)

Fair value of plan assets at end of year	19,725	20,682

Funded status at end of year
Plan assets less projected benefit obligation – pension liability	$(10,132)	$(6,421)

	2011	2010
Amounts recognized in the consolidated balance sheets consist of:
Pension liability	$(10,132)	$(6,421)
Deferred tax asset	4,001	2,535
Accumulated comprehensive income, net	6,259	3,304

Net amount recognized	$128	$(582)

	2011	2010	2009
Components of net periodic pension cost
Service	$35	$42	$43
Interest	1,495	1,523	1,494
Expected return on plan assets	(1,662)	(1,524)	(1,197)
Amortization of prior service cost	1	1	1
Amortization of net (gain) loss	135	241	416

Net periodic pension cost costcost	$4	$283	$757

Weighted-average assumptions
Discount rate	4.90%	5.65%	6.00%
Expected return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increases	4.00%	4.50%	4.50%

Target asset allocations are established based on periodic evaluations of risk/reward under various economic scenarios and with varying asset class allocations. The near-term and long-term impact on obligations and asset values are projected and evaluated for funding and financial accounting implications. Actual allocation and investment performance is reviewed quarterly. The current target allocation ranges, along with the actual allocation as of December 31, 2011, are included in the accompanying table.

Plan Assets	Market Value as of December 31, 2011 (in thousands)	Actual Allocation as of December 31, 2011	Long-Term Allocation Target
Equity securities	$11,061	56.1%	40% -75%
Debt securities	8,664	43.9%	25% -60%

Total	$19,725	100%	100%

The fair value of the Company’s pension plan assets at December 31, 2011 and 2010 by asset category are reflected in the following table. The fair value hierarchy descriptions used to measure these plan assets are identified in Note 19 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Plan Assets at December 31, 2011
US equity securities	$4,427	$—	$—
Equity mutual funds	6,634	—	—
Fixed income securities	—	3,319	—
Fixed income mutual funds	—	4,018	—
Cash and money market funds	1,327	—	—

Total plan assets	$12,388	$7,337	—

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Plan Assets at December 31, 2010
US equity securities	$7,694	$—	$—
Equity mutual funds	3,776	—	—
Fixed income securities	—	4,387	—
Fixed income mutual funds	—	3,835	—
Cash and money market funds	990	—	—

Total plan assets	$12,460	$8,222	$—

The assumed expected return on assets considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in the portfolio and the expectation for future returns of each asset class. The expected return of each asset class is weighted based on the target allocation to develop the expected long-term rate of return on assets. This resulted in the selection of the 8.25% rate used in 2009, 2010, 2011 and to be used for 2012. The required contributions for 2011 were approximately $1,242,000, and the required contributions for 2012 are expected to be approximately $1,041,000. The expected benefit payments for the next ten years are as follows: (1) 2012 - $1,461,000, (2) 2013 - $1,531,000, (3) 2014 - $1,552,000, (4) 2015 - $1,560,000, (5) 2016 - $1,609,000, and (6) 2017 through 2021 - $9,275,000.

The Company also has a separate contributory 401(k) savings plan covering substantially all employees. The 401(k) savings plan allows eligible employees to contribute up to a fixed percentage of their compensation, with the Bank matching a portion of each employee’s contribution. The Bank’s contributions were $756,000 for 2011, $792,000 for 2010 and $748,000 for 2009. The 401(k) savings plan contribution expense is reported under personnel expense in the consolidated statements of income.

A deferred compensation plan allows the directors of the Company to defer compensation. Each plan participant makes an annual election to either receive that year’s compensation or to defer receipt until his or her death, disability or retirement. The deferred compensation balances of this plan are maintained in a rabbi trust. The balances in the trust at December 31, 2011 and 2010 were $4,051,000 and $4,080,000, respectively. In addition, the Company has an inactive Director Deferred Compensation Plan that acquired shares of the Company’s common stock in the open market. These shares are held in a trust at cost, as a component of shareholders’ equity, until distributed.

Note 18 – Regulatory matters

The primary source of funds for dividends that may be paid by the Company to its shareholders is dividends received from the Bank plus cash on hand of $5.0 million as of December 31, 2011. The Bank is restricted as to dividend payments by state laws applicable to banks and may pay dividends only out of undivided profits. At December 31, 2011, the Bank had undivided profits of approximately $58.8 million. Additionally, dividends paid by the Company and the Bank may be limited by minimum capital requirements imposed by banking regulators. The Bank is currently restricted from paying dividends to the Company unless it receives advance approval from the FDIC and the North Carolina Commissioner of Banks (the “Commissioner”). During 2008, the Company first reduced its quarterly cash dividend, and later suspended the payment of cash dividends, based on the uncertain economic conditions and in the interest of preserving capital.

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possible additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that as of December 31, 2011, both the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the FDIC categorized the Bank as “well capitalized” under the Regulatory Framework for Prompt Corrective Action. There are no conditions or events since that notification that management believes have changed the Bank’s category. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table (dollars in thousands).

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Percentages	Amount	Percentages		Amount	Percentages
December 31, 2011

Total Capital (To Risk Weighted Assets)
Consolidated	$198,089	14.55%	$108,881	≥	8.0%	N/A
Bank	193,685	14.24	108,837	≥	8.0	$136,046	≥	10.0%
Tier 1 Capital (To Risk Weighted Assets)
Consolidated	180,738	13.28	54,441	≥	4.0	N/A
Bank	176,341	12.96	54,418	≥	4.0	81,628	≥	6.0%
Tier 1 Capital (To Average Assets)
Consolidated	180,738	10.65	67,907	≥	4.0	N/A
Bank	176,341	10.40	67,832	≥	4.0	84,790	≥	5.0%

December 31, 2010

Total Capital (To Risk Weighted Assets)
Consolidated	$194,931	13.15%	$118,781	≥	8.0%	N/A
Bank	188,261	12.71	118,657	≥	8.0	$148,321	≥	10.0%
Tier 1 Capital (To Risk Weighted Assets)
Consolidated	175,893	11.86	59,390	≥	4.0	N/A
Bank	169,242	11.43	59,328	≥	4.0	88,992	≥	6.0%
Tier 1 Capital (To Average Assets)
Consolidated	175,893	9.70	72,644	≥	4.0	N/A
Bank	169,242	9.34	72,551	≥	4.0	90,689	≥	5.0%

Banking regulations restrict the amount of deferred income tax assets that may be recognized for purposes of calculating regulatory capital ratios. At December 31, 2011, $9.6 million of the Company’s deferred income tax assets were deducted from regulatory capital. This amount, which is principally comprised of the future tax benefit associated with net operating loss carry-forwards, is the equivalent of 0.61% of total and Tier I risk based capital for the Company.

Note 19 – Fair value of financial instruments

The following methods and assumptions were used to estimate the fair value for each class of the Company’s financial instruments.

Cash and cash equivalents. The carrying amounts for cash and due from banks approximate fair value because of the short maturities of those instruments.

Investment securities. The fair value of investment securities is based on quoted prices in active markets for identical assets, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities, corresponding to the “significant other observable inputs” definition of GAAP. The fair value of equity investments in the restricted stock of the FHLB equals the carrying value as the fair value is not readily determinable.

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

Financial instruments with off-balance sheet risk. The carrying value of financial instruments with off-balance sheet risk is considered to approximate fair value, since a large majority of these future financing commitments would result in loans that have variable rates and/or relatively short terms to maturity. For other commitments, generally of a short-term nature, the carrying value is considered to be a reasonable estimate of fair value. The various financial instruments are disclosed in Note 16 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

The estimated fair values of financial instruments for the years ending December 31 (in thousands):

	2011		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and short term investments	$53,992	$53,992	$29,075	$29,075
Investment securities	337,811	337,811	325,129	325,129
Loans (excluding held for sale)	1,200,070	1,197,885	1,337,579	1,343,235
Financial liabilities:
Deposits	1,418,676	1,248,353	1,452,995	1,455,838
Wholesale repurchase agreements	21,000	23,772	36,000	37,231
Junior subordinated notes	25,774	10,857	25,774	8,310
FHLB borrowings	86,700	87,911	112,700	113,580

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

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities at December 31, 2011	$—	$330,626	$—
Available for sale securities at December 31, 2010	—	314,730	—

The table below presents the assets measured at fair value on a non-recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Loans held for sale at December 31, 2011	$—	$7,851	$—
Loans held for sale at December 31, 2010	—	76,994	—
Real estate acquired in settlement of loans at December 31, 2011	—	—	30,587
Real estate acquired in settlement of loans at December 31, 2010	—	—	26,718
Impaired loans net of allowance at December 31, 2011	—	—	40,534
Impaired loans net of allowance at December 31, 2010	—	—	50,585

Note 20 – U.S. Treasury Capital Purchase Program

Pursuant to the Capital Purchase Program (the “CPP”), on December 12, 2008, the Company issued and sold to the U.S. Department of the Treasury (the “U.S. Treasury”) (i) 52,372 shares of Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 2,567,255 shares of Bancorp’s common stock at an exercise price of $3.06 per share, representing a price of approximately $7.9 million, for an aggregate purchase price of $52,372,000 in cash. The Warrant may be exercised by the U.S. Treasury at any time before it expires on December 12, 2018. Subject to the approval of the federal banking regulators, the Series A Preferred Stock may be redeemed in whole or in part, at any time and from time to time. Once an institution notifies the U.S. Treasury that it would like to repay its investment, the U.S. Treasury must permit repayment subject to consultation with the federal banking regulators. All such redemptions will be at 100% of the issue price, plus any accrued and unpaid dividends. The fair value of the Warrant of $1,497,000 was estimated on the date of the grant using the Black-Scholes option-pricing model. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends of 5 percent for the first five years and 9 percent thereafter.

Note 21 – Sale of Virginia operations

On May 20, 2011, the Bank sold its Harrisonburg, Virginia operations, which included deposits of approximately $48.8 million and loans of approximately $73.0 million at book value. The Bank also sold its branch in Harrisonburg, as well as a parcel of land located in Waynesboro, Virginia. An impairment charge of $339,000 was recorded during the fourth quarter of 2010 for the expected loss on the sale of the real property. A gain of $90,000 was recorded on the sale of the real property when the sale closed in the second quarter of 2011.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its CEO, CFO, and Chief Accounting Officer (“CAO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K, the Company effectively maintained disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO, CFO and CAO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

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

The Company’s independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. This Report of Independent Registered Public Accounting Firm is included in Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s CEO, CFO, and CAO, changes in the Company’s internal control over financial reporting during the fourth quarter of 2011. Beginning in the fourth quarter of 2011, management enhanced its process and procedures for reviewing and updating the individual line item data within the deferred tax calculation. The calculation is performed annually and the enhancements had been fully implemented and functioning during the year-end deferred tax calculation. See also Note 1 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION

Effective January 11, 2012, the Company's non-qualified deferred compensation plan was amended to permit the Company to make discretionary, non-elective contributions to the plan on behalf of participants. In addition, effective March 5, 2012, the Bank was appointed trustee of the Company's rabbi trust, and the trust agreement was amended to reflect that appointment. Copies of the Second Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, the Third Amendment to the Trust Agreement for the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy, and the Appointment of Successor Trustee under the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management are attached hereto as Exhibits 10.33, 10.34 and 10.35, and incorporated herein by reference.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Directors and Executive Officers - The information required by this Item regarding directors, nominees and executive officers of the Company is set forth in the Proxy Statement under the sections captioned “Proposal 1 – Election of Directors,” “Executive Officers of the Company,” and “Board Committees - Audit Committee,” which sections are incorporated herein by reference.

(b) Section 16(a) Compliance – The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is set forth in the Proxy Statement under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” which section is incorporated herein by reference.

(c) Audit Committee – The information required by this Item regarding the Company’s Audit Committee, including the Audit Committee Finance Expert, is set forth in the Company’s Proxy Statement under the sections captioned “Board Committees - Audit Committee” and “Board Committees - Audit Committee Report,” which sections are incorporated herein by reference.

(d) Code of Ethics – The information required by this Item regarding the Company’s codes of ethics is set forth in the Proxy Statement under the section captioned “Code of Business Conduct and Ethics,” which section is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Proxy Statement under the sections captioned “Compensation Discussion and Analysis”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “ Pension Benefits”, “Nonqualified Deferred Compensation”, “Potential Payments Upon Termination or Change in Control”, “Director Compensation”, “Directors’ Fees and Practices”, “Board Committees - Compensation Committee Interlocks and Insider Participation” and “Board Committees - Compensation Committee Report,” which sections are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth in the Proxy Statement under the sections captioned “Security Ownership of Certain Beneficial Owners” and “How Much Common Stock do our Directors and Executive Officers Own?” and in Item 5 of this Annual Report on Form 10-K, which sections and Item are incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in the Proxy Statement under the sections captioned “Proposal 1 – Election of Directors,” “Certain Relationships and Related Transactions,” “Board Committees”, “Board Committees—Compensation Committee Interlocks and Insider Participation,” and “Board Committees—Related Party Matters,” which sections are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth in the Proxy Statement under the section captioned “Proposal 2: Ratification of Appointment of Grant Thornton as Our Independent Registered Public Accounting Firm for the Fiscal Year Ended December 31, 2012,” which section is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.

(a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

(b)	The exhibits to the Form 10-K begin on page 99 of this Report.

(c)	See 15(a)(2) above.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation, and amendments thereto, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

3.2	Articles of Merger of FNB with and into LSB, including amendments to the Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

3.3	Amended and Restated Bylaws adopted by the Board of Directors on August 17, 2004 and amended on July 23, 2008 (with identified Bylaw approved by the shareholders) incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009 (SEC File No. 000-11448).

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

000-13086).

4.5	Articles of Amendment, filed with the North Carolina Department of the Secretary of State on December 12, 2008, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.6	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.7	Warrant for Purchase of Shares of Common Stock issued by Bancorp to the United States Department of the Treasury on December 12, 2008, incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

10.1	Benefit Equivalency Plan of FNB Southeast, effective January 1, 1994 incorporated herein by reference to Exhibit 10 of the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the SEC (SEC File No. 000-13086).*

10.2	1994 Director Stock Option Plan, incorporated herein by reference to Exhibit 4 of the Registration Statement on Form S-8 filed with the SEC on July 15, 1994 (SEC File No. 33-81664).*

10.3

1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form

10-K for the year ended December 31, 1995 filed with the SEC on March 28, 1996 (SEC File No. 000-11448).*

10.4

Omnibus Equity Compensation Plan, incorporated herein by reference to Exhibit 10(B) of the Annual Report on Form

10-KSB40 for the fiscal year ended December 31, 1996, filed with the SEC on March 31, 1997 (SEC File No. 000-13086).*

10.5	Amendment to Benefit Equivalency Plan of FNB Southeast, effective January 1, 1998., incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 25, 1999 (SEC File No. 000-13086).*

10.6	Amendment Number 1 to 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).*

10.7	Long Term Stock Incentive Plan for certain senior management employees of FNB Southeast incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003 (SEC File No. 000-13086).*

10.8	Form of Stock Option Award Agreement for a Director adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.9	Form of Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.10	Form of Amendment to the applicable Grant Agreements under the 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.11	Form of Amendment to the Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.12	Restated Form of Director Fee Deferral Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.13	Form of Stock Appreciation Rights Award Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.14	FNB Amended and Restated Directors Retirement Policy, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.15	Amendment to the FNB Directors and Senior Management Deferred Compensation Plan Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, FNB Southeast and FNB, dated July 31, 2007, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K, filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.16	Directors and Senior Management Deferred Compensation Plan Trust Agreement between FNB Southeast and Morgan Trust Company, incorporated herein by reference to Exhibit 99.7 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.17	Second Amendment to the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, Bancorp and the Bank, which is incorporated by reference to Exhibit 99.8 of the current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448). *

10.18	Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.19	First Amendment to the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.10 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.20	Bancorp Amended and Restated Long Term Stock Incentive Plan, formerly the “FNB Long Term Stock Incentive Plan” (the “2006 Omnibus Plan”), incorporated herein by reference to Exhibit 10.27 of the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 (SEC File No. 000-11448).*

10.21	Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.44 of the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.22	Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.45 of the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.23	Letter Agreement, dated December 12, 2008, between Bancorp and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and the Warrant, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

10.24	Form of Employment Agreement Amendment, dated December 12, 2008 among Bancorp, the Bank and the senior executive officers of Bancorp, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).*

10.25	Promissory Note by Ramsey K. Hamadi in favor of the Bank incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on April 21, 2009 (SE File No. 000-11448).*

10.26	Excessive and Luxury Expenditure Policy of Bancorp and the Bank, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 9, 2009 (SEC File No. 000-11448)

10.27	Employment and Change of Control Agreement among Bancorp, the Bank and Pressley A. Ridgill, executed September 9, 2009, and effective January 1, 2010, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 11, 2009 (SEC File No. 000-11448).*

10.28	Form of Amendment to Employment and Change of Control Agreement, dated September 16, 2009, among Bancorp, the Bank and the senior executive officers of Bancorp, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on September 16, 2009 (SEC File No. 000-11448).*

10.29	Employment and Change of Control Agreement with William W. Budd, Jr. incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on March 11, 2010 (SEC File No. 000-11448).*

10.30	Employment and Change of Control Agreement with Robin S. Hager, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on August 3, 2010 (SEC File No. 000-11448).*

10.31	Employment and Change of Control Agreement among Bancorp, the Bank and David P. Barksdale, dated January 12, 2012, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on January 30, 2012 (SEC File No. 000-11448).*

10.32	Employment and Change of Control Agreement among Bancorp, the Bank and Ramsey K. Hamadi, dated March 2, 2012, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on March 2, 2012 (SEC File No. 000-11448).*

10.33	Second Amendment to the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 11, 2012. *

10.34	Third Amendment to the Trust Agreement for the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy, effective March 5, 2012.*

10.35	Appointment of Successor Trustee under the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management dated March 5, 2012.*

10.36	Second Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees..*

10.37	Third Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees.*

10.38	Fourth Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees.*

21.01	Schedule of Subsidiaries

23.01	Consent of Grant Thornton LLP

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009

99.02	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009

101	Financial Statements submitted in XBRL format.

*	Management contract and compensatory arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWBRIDGE BANCORP

Date: March 21, 2012	By:	/S/ PRESSLEY A. RIDGILL
Pressley A. Ridgill,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/S/ PRESSLEY A. RIDGILL	President, Chief Executive Officer, Director	March 21, 2012
Pressley A. Ridgill	(Principal Executive Officer)

/S/ RAMSEY K. HAMADI	Senior Executive Vice President, Chief Financial Officer	March 21, 2012
Ramsey K. Hamadi	(Principal Financial Officer)

/S/ RICHARD M. COBB	Senior Vice President, Chief Accounting Officer, Controller	March 21, 2012
Richard M. Cobb	(Principal Accounting Officer)

/S/ MICHAEL S. ALBERT	Chairman of the Board	March 21, 2012
Michael S. Albert

/S/ BARRY Z. DODSON	Vice Chairman of the Board	March 21, 2012
Barry Z. Dodson

/S/ J. DAVID BRANCH	Director	March 21, 2012
J. David Branch

/S/ C. ARNOLD BRITT	Director	March 21, 2012
C. Arnold Britt

/S/ ROBERT C. CLARK	Director	March 21, 2012
Robert C. Clark

/S/ ALEX A. DIFFEY, JR.	Director	March 21, 2012
Alex A. Diffey, Jr.

/S/ JOSEPH H. KINNARNEY	Director	March 21, 2012
Joseph H. Kinnarney

/S/ ROBERT F. LOWE	Director	March 21, 2012

Robert F. Lowe

Signature	Capacity	Date
/S/ ROBERT V. PERKINS,II	Director	March 21, 2012
Robert V. Perkins, II

/S/ MARY E. RITTLING	Director	March 21, 2012
Mary E. Rittling

/S/ E. REID TEAGUE	Director	March 21, 2012
E. Reid Teague

/S/ JOHN F. WATTS	Director	March 21, 2012
John F. Watts

/S/ G. ALFRED WEBSTER	Director	March 21, 2012
G. Alfred Webster

/S/ KENAN C. WRIGHT	Director	March 21, 2012
Kenan C. Wright

/S/ JULIUS S. YOUNG, JR.	Director	March 21, 2012

Julius S. Young, Jr.

EXHIBIT INDEX

Exhibit	Description

10.33	Second Amendment to the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 11, 2012.*

10.34	Third Amendment to the Trust Agreement for the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy, effective March 5, 2012.*

10.35	Appointment of Successor Trustee under the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management dated March 5, 2012.*

10.36	Second Form of Restricted Stock Award Agreement adopted under the amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees.*

10.37	Third Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees.*

10.38	Fourth Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees.*

21.01	Schedule of Subsidiaries

23.01	Consent of Grant Thornton LLP

31.01	Certification of Pressley A. Ridgill

31.02	Certification of Ramsey K. Hamadi

32.01	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

99.01	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

99.02	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

101	Financial Statements submitted in XBRL format.