Form 10-Q
period 2012-03-31
NEWBRIDGE BANCORP
filed 2012-05-10
CIK 714530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2012

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

Large accelerated filer	☐	Smaller reporting company	☒

Non-accelerated filer	☐	Accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

At May 9, 2012, 15,655,868 shares of the registrant’s common stock were outstanding.

NEWBRIDGE BANCORP

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

NewBridge Bancorp and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31 2012 (Unaudited)	December 31 2011
Assets
Cash and due from banks	$29,821	$27,629
Interest-bearing bank balances	5,730	26,363
Loans held for sale	7,676	7,851
Investment securities	394,904	337,811
Loans	1,173,671	1,200,070
Less allowance for credit losses	(27,918)	(28,844)

Net loans	1,145,753	1,171,226
Premises and equipment	36,612	36,225
Real estate acquired in settlement of loans	30,032	30,587
Bank-owned life insurance	44,219	43,727
Deferred tax assets	29,781	32,263
Other assets	21,440	20,882

Total assets	$1,745,968	$1,734,564

Liabilities
Deposits:
Non-interest bearing	$211,246	$172,351
Savings, NOW and money market accounts	871,813	852,941
Time deposits	366,135	393,384

Total deposits	1,449,194	1,418,676
Borrowings from the Federal Home Loan Bank	64,000	86,700
Other borrowings	46,774	46,774
Accrued expenses and other liabilities	18,954	19,027

Total liabilities	1,578,922	1,571,177

Shareholders’ Equity
Preferred stock, par value $.01 per share:
Authorized 10,000,000 shares; issued and outstanding (liquidation preference $1,000 per share) – 52,372	51,864	51,789
Common stock, par value $5 per share:
Authorized 50,000,000 shares; issued and outstanding – 15,655,868	78,279	78,279
Paid-in capital	87,136	87,190
Directors’ deferred compensation plan	(575)	(575)
Retained deficit	(46,744)	(47,525)
Accumulated other comprehensive income (loss)	(2,914)	(5,771)

Total shareholders’ equity	167,046	163,387

Total liabilities and shareholders’ equity	$1,745,968	$1,734,564

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Income

(Unaudited; dollars in thousands, except per share data)

	Three Months Ended March 31
	2012	2011
Interest Income
Interest and fees on loans	$14,922	$17,236
Interest on investment securities:
Taxable	3,389	3,474
Tax exempt	196	191
Interest-bearing bank balances and Federal funds sold	15	4

Total interest income	18,522	20,905

Interest Expense
Deposits	1,744	2,687
Borrowings from the Federal Home Loan Bank	259	348
Other borrowings	347	492

Total interest expense	2,350	3,527

Net interest income	16,172	17,378
Provision for credit losses	3,443	6,073

Net interest income after provision for credit losses	12,729	11,305

Noninterest Income
Retail banking	2,254	2,500
Mortgage banking services	563	425
Wealth management services	594	546
Gain on sale of investment securities	—	1,961
Writedowns and losses on sales of real estate acquired in settlement of loans	(1,008)	(1,486)
Bank-owned life insurance	467	408
Other	130	180

Total noninterest income	3,000	4,534

Noninterest Expense
Personnel	7,061	7,290
Occupancy	1,004	1,043
Furniture and equipment	778	964
Technology and data processing	1,020	983
Legal and professional	671	625
FDIC insurance	441	795
Real estate acquired in settlement of loans	318	389
Other	2,308	2,305

Total noninterest expense	13,601	14,394

Income before income taxes	2,128	1,445
Income tax expense	617	433

Net Income	1,511	1,012
Dividends and accretion on preferred stock	(730)	(730)

Net Income available to common shareholders	$781	$282

Earnings per share:
Basic	$0.05	$0.02
Diluted	$0.05	$0.02
Weighted average shares outstanding:
Basic	15,655,868	15,655,868
Diluted	16,299,355	16,697,944

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited; dollars in thousands)

	Three Months Ended March 31
	2012	2011
Net Income	$1,511	$1,012

Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains on securities:
Unrealized holding gains (losses) arising during period	2,867	(2,203)
Defined benefit pension plans:
Amortization of post retirement benefit	(10)	(10)

Total other comprehensive income (loss)	2,857	(2,213)

Comprehensive Income (Loss)	$4,368	$(1,201)

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2012 and 2011

(Unaudited; dollars in thousands)

	Preferred Stock	Common Stock		Paid -in	Directors’ Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive	Total Shareholders’
		Shares	Amount	Capital	Plan	(Deficit)	Income (Loss)	Equity
Balances at December 31, 2010	$51,490	15,655,868	$78,279	$87,048	$(618)	$(49,286)	$(995)	$165,918
Net Income						1,012		1,012
Change in accumulated other comprehensive income net of deferred income taxes							(2,213)	(2,213)
Dividends and accretion on preferred stock	75					(730)		(655)
Stock-based compensation expense				11				11
Common Stock distributed					43			43

Balances at March 31, 2011	$51,565	15,655,868	$78,279	$87,059	$(575)	$(49,004)	$(3,208)	$164,116

Balances at December 31, 2011	$51,789	15,655,868	$78,279	$87,190	$(575)	$(47,525)	$(5,771)	$163,387
Net Income						1,511		1,511
Change in accumulated other comprehensive Income net of deferred income taxes							2,857	2,857
Dividends and accretion on preferred stock	75					(730)		(655)
Stock-based compensation expense				(54)				(54)

Balances at March 31, 2012	$51,864	15,655,868	$78,279	$87,136	$(575)	$(46,744)	$(2,914)	$167,046

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited; dollars in thousands)

	Three Months Ended March 31
	2012	2011
Cash Flow from operating activities
Net Income	$1,511	$1,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	804	1,305
Securities premium amortization and discount accretion, net	(11)	149
(Gain) loss on sale of securities	—	(1,961)
Mortgage banking services	(563)	(425)
Originations of loans held for sale	(33,640)	(20,692)
Proceeds from sales of loans held for sale	34,449	20,528
(Increase) decrease in deferred tax assets	611	427
(Increase) decrease in income taxes receivable	(150)	—
(Increase) decrease in interest earned but not received	(340)	(258)
Increase (decrease) in interest accrued but not paid	(57)	(133)
Write downs of real estate acquired in settlement of loans	553	1,421
Loss on sales of real estate acquired in settlement of loans	455	65
Net (increase) decrease in other assets	(747)	(2,214)
Net increase (decrease) in other liabilities	(17)	(874)
Provision for credit losses	3,443	6,073
Stock-based compensation	(54)	11

Net cash provided by operating activities	6,247	4,434

Cash Flow from investing activities
Purchases of securities available for sale	(72,006)	(3,651)
Proceeds from sales, maturities and calls of securities available for sale	19,660	50,494
Net (increase) decrease in loans	19,075	(6,265)
Purchases of premises and equipment	(1,126)	(1,403)
Proceeds from sales of premises and equipment	58	—
Proceeds from sales of real estate acquired in settlement of loans	2,487	2,561

Net cash provided by (used in) investing activities	(31,852)	41,736

Cash Flow from financing activities
Net increase in demand deposits, NOW, money market and savings accounts	57,768	31,853
Net (decrease) in time deposits	(27,249)	(29,552)
Net increase (decrease) in other borrowings	—	—
Net increase (decrease) in borrowings from FHLB	(22,700)	(25,000)
Dividends paid	(655)	(655)
Common stock distributed	—	43

Net cash provided by (used in) financing activities	7,164	(23,311)

Increase (decrease) in cash and cash equivalents	(18,441)	22,859
Cash and cash equivalents at the beginning of the period	53,992	29,075

Cash and cash equivalents at the end of the period	$35,551	$51,934

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited; dollars in thousands)

	Three Months Ended March 31
	2012	2011
Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$2,407	$3,660
Income Taxes	150	—
Supplemental disclosures of noncash transactions
Transfer of loans to real estate acquired in settlement of loans	$2,939	$3,658
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	4,738	(3,640)
Change in deferred income taxes	(1,871)	1,437
Change in shareholders’ equity	2,867	(2,203)

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and provisions for credit losses considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

As of March 31, 2012, the Bank operated four active non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. (“Peoples Finance”), LSB Properties, Inc. (“LSB Properties”), Henry Properties, LLC (“Henry Properties”) and Prince George Court Holdings, Inc. (“Prince George”). Peoples Finance, a NC licensed finance company, with approximately $0.12 million of loans outstanding as of March 31, 2012, is no longer actively soliciting loans. LSB Properties, Henry Properties and Prince George together own the real estate acquired in settlement of loans of the Bank.

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2012 (SEC File No. 000-11448) (the “Annual Report”). This Quarterly Report should be read in conjunction with the Annual Report.

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This Update establishes common fair value measurement and disclosure requirements in GAAP and IFRS through changes in the description and disclosure of fair value measurements, clarification about the application of existing requirements, and changes to particular principles for measuring fair value or for disclosing information about those measurements. This guidance became effective during the first interim period beginning after December 15, 2011. The application of this Update did not have a material effect on our consolidated financial position or consolidated results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. This Update requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Presentation of comprehensive income in the statement of changes in shareholders’ equity will no longer be acceptable. This Update does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, the option for an entity to present components of other comprehensive income net or before related tax effects, or how earnings per share is calculated or presented. This Update became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the new disclosure requirements in this first quarter 2012 Form 10-Q.

Reclassification

Certain items for 2011 have been reclassified to conform to the 2012 presentation. Such reclassifications had no effect on net income, total assets or shareholders’ equity as previously reported.

Note 2 — Net Income Per Share

Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options or warrants were exercised, or restricted stock vested, resulting in the issuance of common stock sharing in the net income of the Company. A summary of basic and diluted net income per share follows (in thousands, except per share data):

	For the three months ended March 31
	2012	2011
Basic:
Net income available to common shareholders	$781	$282

Weighted average shares outstanding	15,655,868	15,655,868

Net income per share, basic	$0.05	$0.02

Diluted:
Net income available to common shareholders	$781	$282

Weighted average shares outstanding	15,655,868	15,655,868
Effect of dilutive securities:
Stock options	—	—
Restricted stock units	19,347	13,442
Warrant	624,140	1,028,634

Weighted average shares outstanding and dilutive potential shares outstanding	16,299,355	16,697,944

Net income per share, diluted	$0.05	$0.02

Note 3 — Investment Securities

Investment securities consist of the following (in thousands):

			March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration[1]
U.S. government agency securities	$35,992	$130	$(53)	$36,069	2.26%		2.24
Mortgage backed securities	29,389	2,742	—	32,131	5.24		2.93
Collateralized mortgage obligations	21,603	137	(198)	21,542	5.61		2.27
Commercial mortgage backed securities	51,197	758	(183)	51,772	3.50		3.99
Corporate bonds	152,561	1,475	(2,182)	151,854	3.88		3.67
Covered bonds	66,302	2,063	—	68,365	4.22		2.88
State and municipal obligations	19,355	569	(163)	19,761	6.37	(2)	5.46

Total debt securities	376,399	7,874	(2,779)	381,494	4.08	(2)	3.38
Federal Home Loan Bank stock	7,185	—	—	7,185
Other equity securities	5,775	450	—	6,225

Total investment securities	$389,359	$8,324	$(2,779)	$394,904

			December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration[1]
U.S. government agency securities	$39,000	$147	$—	$39,147	2.79%		1.06
Mortgage backed securities	31,917	2,926	—	34,843	5.21		3.55
Collateralized mortgage obligations	23,599	168	(332)	23,435	4.69		2.03
Commercial mortgage backed securities	30,169	153	(33)	30,289	3.47		4.43
Corporate bonds	118,573	385	(4,282)	114,676	3.77		3.98
Covered bonds	61,414	1,243	(131)	62,526	5.25		2.12
State and municipal obligations	19,371	425	(288)	19,508	6.47	(2)	5.64

Total debt securities	324,043	5,447	(5,066)	324,424	4.13	(2)	3.37
Federal Home Loan Bank stock	7,185	—	—	7,185
Other equity securities	5,775	427	—	6,202

Total investment securities	$337,003	$5,874	$(5,066)	$337,811

(1)	Average remaining duration to maturity, in years
(2)	Fully taxable equivalent basis

All securities were classified as available for sale as of each date presented.

The following is a schedule of securities in a loss position as of March 31, 2012 (in thousands):

	Less than 1 year		1 Year or More		Total
	Market Value	Unrealized Loss	Market Value	Unrealized Loss	Market Value	Unrealized Loss
U.S. government agency securities	$11,939	$(53)	$—	$—	$11,939	$(53)
State and municipal obligations	383	—	2,935	(163)	3,318	(163)
Corporate bonds	53,619	(802)	13,605	(1,380)	67,224	(2,182)
Collateralized mortgage obligations	9,711	(198)	—	—	9,711	(198)
Commercial mortgage backed securities	20,905	(183)	—	—	20,905	(183)
Other equity securities	—	—	—	—	—	—

Total securities	$96,557	$(1,236)	$16,540	$(1,543)	$113,097	$(2,779)

Investment securities with an amortized cost of $78,775,000 and $79,211,000, as of March 31, 2012, and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes. The Bank has obtained $50,000,000 in letters of credit, which are used in lieu of securities to pledge against public deposits.

Investment securities with a book value of $31,510,000 were sold during the three months ended March 31, 2011 to dispose of agency mortgage backed securities with an average life of 1 year or less that had significant gain positions and to reduce the Company’s exposure to certain corporate debt securities and certain types of collateralized mortgage obligations. The Company recognized a gain of $1,961,000 on the sale of those securities. No investment securities were sold during the three months ended March 31, 2012.

Since none of the unrealized losses are greater than 20% of the original cost of any individual investment and do not relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and the Company has the intent and ability to hold until recovery, none of the securities are deemed to be other than temporarily impaired.

Note 4 — Loans and Allowance for Credit Losses

Loans are summarized as follows (in thousands):

	March 31, 2012	December 31 2011
Secured by owner-occupied nonfarm nonresidential properties	$261,794	$269,972
Secured by other nonfarm nonresidential properties	159,392	157,594
Other commercial and industrial	115,083	119,877

Total Commercial	536,269	547,443

Construction loans – 1 to 4 family residential	6,805	7,781
Other construction and land development	78,351	81,630

Total Real estate - construction	85,156	89,411

Closed-end loans secured by 1 to 4 family residential properties	283,781	287,268
Lines of credit secured by 1 to 4 family residential properties	205,185	209,634
Loans secured by 5 or more family residential properties	25,441	25,883

Total Real estate - mortgage	514,407	522,785

Credit cards	7,384	7,649
Other revolving credit plans	9,245	9,444
Other consumer loans	15,242	17,648

Total Consumer	31,871	34,741

All other loans	5,968	5,690

Total Other	5,968	5,690

Total loans	$1,173,671	$1,200,070

Nonperforming assets are summarized as follows (in thousands):

	March 31 2012	December 31 2011
Commercial nonaccrual loans, not restructured	$17,905	$15,773
Commercial nonaccrual loans, restructured	8,116	7,489
Non-commercial nonaccrual loans	10,038	9,569
Non-commercial nonaccrual loans, restructured	990	283

Total nonaccrual loans	37,049	33,114
Troubled debt restructured, accruing	6,633	7,406
Accruing loans which are contractually past due 90 days or more	29	14

Total nonperforming loans	43,711	40,534
Real estate acquired in settlement of loans	30,032	30,587

Total nonperforming assets	$73,743	$71,121

Restructured loans, performing (1)	$3,101	$4,888

Nonperforming loans to loans outstanding at end of period	3.72%	3.38%
Nonperforming assets to total assets at end of period	4.22%	4.10%
Allowance for credit losses to non-performing loans	63.87%	71.16%

(1)	Loans restructured in a previous year without an interest rate concession or forgiveness of debt that are performing in accordance with their modified terms.

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

Commitments to lend additional funds to borrowers whose loans have been restructured are not material at March 31, 2012.

The aging of loans is summarized in the following table (in thousands):

March 31, 2012	30-89 days past due	90+ days past due	Nonaccrual Loans	Total past due + nonaccrual	Current	Total loans receivable
Secured by owner-occupied nonfarm nonresidential property	$3,534	$—	$8,401	$11,935	$249,859	$261,794
Secured by other nonfarm nonresidential property	747	—	4,896	5,643	153,749	159,392
Other commercial and industrial	2,454	—	491	2,945	112,138	115,083

Total Commercial	6,735	—	13,788	20,523	515,746	536,269

Construction loans – 1 to 4 family residential	476	—	446	922	5,883	6,805
Other construction and land development	2,657	—	6,931	9,588	68,763	78,351

Total Real estate – construction	3,133	—	7,377	10,510	74,646	85,156

Closed-end loans secured by 1 to 4 family residential property	6,614	—	13,610	20,224	263,557	283,781
Lines of credit secured by 1 to 4 family residential property	2,680	—	1,814	4,494	200,691	205,185
Loans secured by 5 or more family residential property	3,808	—	283	4,091	21,350	25,441

Total Real estate - mortgage	13,102	—	15,707	28,809	485,598	514,407

Credit cards	97	29	—	126	7,258	7,384
Other revolving credit plans	130	—	142	272	8,973	9,245
Other consumer loans	333	—	35	368	14,874	15,242

Total Consumer	560	29	177	766	31,105	31,871

Loans to other depository institutions	—	—	—	—	—	—
All other loans	—	—	—	—	5,968	5,968

Total Other	—	—	—	—	5,968	5,968

Total loans	$23,530	$29	$37,049	$60,608	$1,113,063	$1,173,671

December 31, 2011	30-89 days	90+ days	Nonaccrual	Total past due		Total loans
	past due	past due	Loans	+ nonaccrual	Current	receivable
Secured by owner-occupied nonfarm nonresidential property	$4,514	$—	$7,718	$12,232	$257,740	$269,972
Secured by other nonfarm nonresidential property	2,134	—	1,310	3,444	154,150	157,594
Other commercial and industrial	1,199	—	437	1,636	118,241	119,877

Total Commercial	7,847	—	9,465	17,312	530,131	547,443
Construction loans – 1 to 4 family residential	650	—	447	1,097	6,684	7,781
Other construction and land development	2,776	—	9,016	11,792	69,838	81,630

Total Real estate – construction	3,426	—	9,463	12,889	76,522	89,411
Closed-end loans secured by 1 to 4 family residential property	7,483	—	12,744	20,227	267,041	287,268
Lines of credit secured by 1 to 4 family residential property	5,489	—	975	6,464	203,170	209,634
Loans secured by 5 or more family residential property	3,852	—	302	4,154	21,729	25,883

Total Real estate - mortgage	16,824	—	14,021	30,845	491,940	522,785
Credit cards	146	14	—	160	7,489	7,649
Other revolving credit plans	339	—	125	464	8,980	9,444
Other consumer loans	372	—	40	412	17,236	17,648

Total Consumer	857	14	165	1,036	33,705	34,741
Loans to other depository institutions	—	—	—	—	—	—
All other loans	—	—	—	—	5,690	5,690

Total Other	—	—	—	—	5,690	5,690
Total loans	$28,954	$14	$33,114	$62,082	$1,137,988	$1,200,070

At March 31, 2012 and December 31, 2011 there were $15.7 million and $15.2 million, respectively, of loans classified as troubled debt restructurings (“TDRs”). A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. For loans classified as TDRs, the Company further evaluates the loans as performing or nonperforming. Nonperforming TDRs originally classified as non-accrual are able to be reclassified as accruing if, subsequent to restructure, they experience six consecutive months of payment performance according to the restructured terms. Further, a TDR may be considered performing and subsequently removed from impaired status in years subsequent to the restructuring if it meets the following criteria:

•	At the time of restructure, the loan was made at a market rate of interest; and

•	The loan has shown at least 6 consecutive months of payment performance in accordance with the restructured terms; and

•	The loan has been included in the TDR disclosures for at least one Annual Report on Form 10-K

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal payments, regardless of the period of the modification. The loans included in all loan classes as TDRs at March 31, 2012 had either an interest rate modification or a deferral of principal payments, which the Company considers are concessions. All loans designated as TDRs were modified due to financial difficulties experienced by the borrower. The Company has $3,101,000 of performing TDRs at March 31, 2012 which were restructured in a prior year and therefore are excluded from nonperforming status.

The Company monitors the performance of modified loans on an ongoing basis. Loans retain their accrual status at the time of their modification. As a result, if a loan is on non-accrual at the time it is modified, it stays as non-accrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual. A modified loan will be reclassified to non-accrual if the loan becomes 90 days delinquent or other weaknesses are observed which make collection of principal and interest unlikely. A loan on non-accrual will be individually evaluated based on sustained adherence to the terms of the modification agreement for a minimum of six months prior to being reclassified to accrual status. Non-performing TDRs are considered impaired.

The following table provides information about TDRs identified during the current period (in thousands, except number of contracts):

	Modifications for the Period Ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Trouble debt restructurings:
Commercial	6	$3,509	$2,652
Real estate - construction	2	185	185

	8	$3,694	$2,837

A TDR is considered to be in default if it is 90 days or more past due at the end of any month during the reporting period. There were no TDRs within twelve months of their modification date that defaulted during the three months ended March 31, 2012.

Interest income is not typically accrued on impaired loans, but there are $6.6 million in restructured loans at March 31, 2012 that are considered impaired and are accruing. The following table shows interest income recognized on these loans for the three months ended March 31, 2012 (in thousands):

Interest Income Recognized
Three Months Ended March 31, 2012
Commercial	$21
Real estate - construction	7
Real estate – mortgage	46
Consumer	1

Total	$75

Classified loans are summarized in the following table (in thousands):

	March 31 2012	December 31 2011
Loans identified as impaired	$35,043	$32,591
Other nonperforming loans	8,668	7,943

Total nonperforming loans	43,711	40,534
Performing classified loans	75,282	87,959

Total classified loans	$118,993	$128,493

Loans specifically identified and evaluated for impairment totaled $35.0 million and $32.6 million at March 31, 2012 and December 31, 2011, respectively, as displayed in the following tables (in thousands).

		Impaired Loans
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Record Investment
March 31, 2012
Loans without a specific valuation allowance
Commercial	$5,544	$6,790	$—	$6,851
Real estate - construction	4,654	6,165	—	5,890
Real estate – mortgage	5,991	6,257	—	6,448
Consumer	—	—	—	—

Total	16,189	19,212	—	19,189

Loans with a specific valuation allowance
Commercial	9,312	9,312	2,287	9,918
Real estate – construction	1,642	1,651	361	1,668
Real estate – mortgage	7,804	8,909	1,795	8,723
Consumer	96	96	96	104

Total	18,854	19,968	4,539	20,413

Total impaired loans
Commercial	14,856	16,102	2,287	16,769
Real estate – construction	6,296	7,816	361	7,558
Real estate – mortgage	13,795	15,166	1,795	15,171
Consumer	96	96	96	104

Total	$35,043	$39,180	$4,539	$39,602

		Impaired Loans
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Record Investment
December 31, 2011
Loans without a specific valuation allowance
Commercial	$2,722	$2,856	$—	$3,497
Real estate - construction	6,874	8,571	—	8,655
Real estate – mortgage	6,429	6,536	—	8,128
Consumer	—	—	—	57

Total	16,025	17,963	—	20,337

Loans with a specific valuation allowance
Commercial	8,014	8,329	1,972	4,251
Real estate – construction	1495	1,515	203	2,954
Real estate – mortgage	6,940	7,240	1,874	7,472
Consumer	117	117	117	86

Total	16,566	17,201	4,166	14,763

Total impaired loans
Commercial	10,736	11,185	1,972	7,749
Real estate – construction	8,369	10,086	203	11,608
Real estate – mortgage	13,369	13,776	1,874	15,600
Consumer	117	117	117	143

Total	$32,591	$35,164	$4,166	$35,100

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the reserving method for the quarter ended March 31, 2012, the year ended December 31, 2011 and the quarter ended March 31, 2011 were as follows:

	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total Loans
March 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$2,287	$361	$1,795	$96	$—	$4,539
Collectively evaluated for impairment	5,423	4,537	11,881	1,192	346	23,379

Total ending allowance	$7,710	$4,898	$13,676	$1,288	$346	$27,918

	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total Loans
December 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$1,972	$203	$1,874	$117	$—	$4,166
Collectively evaluated for impairment	6,554	6,264	10,079	1,749	32	24,678

Total ending allowance	$8,526	$6,467	$11,953	$1,866	$32	$28,844

	Commercial	Real Estate- Construction	Real Estate - Mortgage	Consumer	Other	Total Loans
March 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$1,111	$210	$753	$109	$—	$2,183
Collectively evaluated for impairment	5,989	6,500	12,246	2,139	—	26,874

Total ending allowance	$7,100	$6,710	$12,999	$2,248	$—	$29,057

	Commercial	Real Estate - Construction	Real Estate- Mortgage	Consumer	Other	Total Loans
March 31, 2012
Recorded investment in loans:
Individually evaluated for impairment	$14,856	$6,296	$13,795	$96	$—	$35,043
Collectively evaluated for impairment	521,413	78,860	500,612	31,775	5,968	1,138,628

Total recorded investment in loans	$536,269	$85,156	$514,407	$31,871	$5,968	$1,173,671

	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total Loans
December 31, 2011
Recorded investment in loans:
Individually evaluated for impairment	$10,736	$8,369	$13,369	$117	$—	$32,591
Collectively evaluated for impairment	536,707	81,042	509,416	34,624	5,690	1,167,479

Total recorded investment in loans	$547,443	$89,411	$522,785	$34,741	$5,690	$1,200,070

	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total Loans
March 31, 2011
Recorded investment in loans:
Individually evaluated for impairment	$7,547	$14,429	$14,301	$220	$—	$36,497
Collectively evaluated for impairment	523,416	113,936	527,332	48,769	4,680	1,218,133

Total recorded investment in loans	$530,963	$128,365	$541,633	$48,989	$4,680	$1,254,630

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

	March 31 2012					December 31 2011
	Pass	Special Mention	Sub- standard	Doubtful	Total	Pass	Special Mention	Sub- standard	Doubtful	Total
Commercial	$435,509	$53,278	$70,915	$1,070	$560,772	$437,475	$56,172	$79,229	$301	$573,177
Real estate – construction	38,550	10,761	20,378	1,659	71,348	35,622	14,304	23,667	757	74,350
Real estate – mortgage	55,068	7,843	13,707	165	76,783	57,089	7,363	14,517	171	79,140
Consumer	—	—	—	—	—	—	—	—	—	—
Other	5,069	—	—	—	5,069	4,954	—	—	—	4,954

Total	$534,196	$71,882	$105,000	$2,894	$713,972	$535,140	$77,839	$117,413	$1,229	$731,621

An analysis of the changes in the allowance for credit losses follows (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Balance, beginning of period	$28,844	$28,752
Loans charged off:
Secured by owner-occupied nonfarm nonresidential properties	919	123
Secured by other nonfarm nonresidential properties	105	212
Other commercial and industrial	311	865

Total Commercial	1,335	1,200

Construction loans – 1-4 family residential	—	18
Other construction and land development	848	1,116

Total Real estate – construction	848	1,134

Closed-end loans secured by 1 to 4 family residential properties	499	1,736
Lines of credit secured by 1 to 4 family residential properties	1,869	461
Loans secured by 5 or more family residential properties	—	—

Total Real estate – mortgage	2,368	2,197

Credit cards	112	104
Other consumer loans	171	276

Total consumer	283	380

Total other	—	1,300

Total chargeoffs	4,834	6,211

Recoveries of loans previously charged off:
Total Commercial	75	137
Total Real estate - construction	175	86
Total Real estate - mortgage	130	113
Total Consumer	73	104
Total Other	12	3

Total Recoveries	465	443

Net loans charged off	4,369	5,768
Provision for credit losses	3,443	6,073

Balance, end of period	$27,918	$29,057

Loans totaling $7,676,000 and $7,851,000, as of March 31, 2012 and December 31, 2011, respectively, were held for sale, and stated at the lower of cost or market on an individual basis.

Loans totaling $502,563,000 and $506,449,000, as of March 31, 2012 and December 31, 2011, respectively, were pledged to secure lines of the credit with the Federal Home Loan Bank and Federal Reserve Bank.

Note 5 — Stock Compensation Plans

The Company recorded $(54,000) and $11,000 of total stock-based compensation expense for the three-month periods ended March 31, 2012 and March 31, 2011, respectively. The current period credit is due to a change in expectation related to vesting of outstanding performance based awards. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related stock options or restricted stock grants and is reported under personnel expense. This expense had no impact on the Company’s reported cash flows. As of March 31, 2012, there was $760,000 of total unrecognized stock-based compensation expense. This expense will be fully recognized by December of 2015.

For purposes of determining estimated fair value of the stock options and restricted stock grants, the Company has computed the estimated fair values of all stock-based compensation using the Black-Scholes option pricing model and, for stock options and restricted stock grants granted prior to December 31, 2011, has applied the assumptions set forth in the Annual Report. During the first quarter of 2012, no stock options or restricted stock grants were granted to employees or directors.

On January 11, 2012, the Company’s Board of Directors awarded a total of 121,616 restricted stock units to certain executive officers. The fair value of these restricted stock units is $3.89 per unit, which was the closing price of the Company’s common stock on that date. Half of the restricted stock units vest over a period of four years and half vest, subject to meeting certain performance criteria, over a period of three years and are subject to the Company repaying certain portions of the funds it received under the U.S. Department of the Treasury (the “U.S. Treasury”) Capital Purchase Program. The stock-based compensation expense for these awards was immaterial for the first three months of 2012.

Note 6 – Fair Value of Financial Instruments

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

The table below presents the estimated fair values of financial instruments as of March 31, 2012 and December 31, 2011:

		Estimated Fair Value
March 31, 2012	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets:
Cash and short term investments	$35,551	$35,551	$-	$-	$35,551
Loans	1,173,671	-	-	1,171,534	1,171,534
Financial liabilities:
Deposits	1,449,194	-	1,451,082	-	1,451,082
Wholesale repurchase agreements	21,000	-	23,772	-	23,772
Junior Subordinated notes	25,774	-	-	11,524	11,524
FHLB borrowings	64,000	-	64,894	-	64,894

		Estimated Fair Value
December 31, 2011	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets:
Cash and short term investments	$53,992	$53,992	$-	$-	$53,992
Loans	1,200,070	-	-	1,197,885	1,197,885
Financial liabilities:
Deposits	1,418,676	-	1,420,704	-	1,420,704
Wholesale repurchase agreements	21,000	-	23,772	-	23,772
Junior Subordinated notes	25,774	-	-	10,857	10,857
FHLB borrowings	86,700	-	87,911	-	87,911

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

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities at March 31, 2012	$—	$387,719	$—
Available for sale securities at December 31, 2011	—	330,626	—

The table below presents the assets measured at fair value on a non-recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Loans held for sale at March 31, 2012	$—	$7,676	$—
Loans held for sale at December 31, 2011	—	7,851	—
Real estate acquired in settlement of loans at March 31, 2012	—	—	30,032
Real estate acquired in settlement of loans at December 31, 2011	—	—	30,587
Impaired loans, net of allowance at March 31, 2012	—	—	30,504
Impaired loans, net of allowance at December 31, 2011	—	—	28,425

Note 7 – U.S. Treasury Capital Purchase Program

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of Bancorp including but not limited to Bancorp’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation: (1) recently enacted legislation, or legislation enacted in the future, or any proposed federal programs may subject Bancorp to increased regulation and may adversely affect Bancorp; (2) the strength of the United States economy generally, and the strength of the local economies in which Bancorp conducts operations, may be different than expected, resulting in, among other things, a continued deterioration in credit quality, including the resultant effect on Bancorp’s loan portfolio and allowance for credit losses; (3) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”); (4) inflation, deflation, interest rate, market and monetary fluctuations; (5) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate and market liquidity conditions) and the impact of such conditions on Bancorp’s capital markets and capital management activities; (6) the timely development of competitive new products and services by Bancorp and the acceptance of these products and services by new and existing customers; (7) the willingness of customers to accept third party products marketed by Bancorp; (8) the willingness of customers to substitute competitors’ products and services for Bancorp’s products and services and vice versa; (9) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking and securities); (10) technological changes; (11) changes in consumer spending and saving habits; (12) the effect of corporate restructurings, acquisitions and/or dispositions, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (13) the current stresses in the financial and real estate markets, including possible continued deterioration in property values; (14) unanticipated regulatory or judicial proceedings; (15) the impact of changes in accounting policies by the Securities and Exchange Commission (the “SEC”); (16) adverse changes in financial performance and/or condition of Bancorp’s borrowers which could impact repayment of such borrowers’ outstanding loans; and (17) Bancorp’s success at managing the risks involved in the foregoing. Bancorp cautions that the foregoing list of important factors is not exhaustive. See also those risk factors identified in the section headed “Risk Factors”, beginning on page 13 of Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2012 (the “Annual Report”). Bancorp undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time by or on behalf of Bancorp.

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

Application of Critical Accounting Policies

The accounting and reporting policies of the Company and its subsidiary comply with accounting principles generally accepted in the United States and conform to standards within the banking industry. The preparation of the financial information contained in this Quarterly Report on Form 10-Q requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s management evaluates these estimates on an ongoing basis. A summary of the allowance for credit losses, the most complex and subjective accounting policy of the Company, is discussed under the heading “Asset Quality and Allowance for Credit losses.”

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net Interest Income

Net interest income for the first quarter of 2012, on a taxable equivalent basis, was $16.3 million, a decrease of $1.2 million, or 6.9%, from $17.5 million for the first quarter of 2011. Average earning assets in the first quarter of 2012 decreased $79.2 million, or 4.8%, to $1.58 billion, compared to $1.66 billion in the first quarter of 2011. Average interest-bearing liabilities for the first quarter of 2012 decreased $92.7 million, or 6.4%, to $1.37 billion, compared to $1.46 billion for the first quarter of 2011. Taxable-equivalent net interest margin decreased to 4.15% for the first quarter of 2012, compared to 4.28% for the first quarter of 2011, a decrease of 13 basis points. The interest rate spread decreased in the first quarter of 2012 by 10 basis points compared to the first quarter of 2011.

The decrease in net interest margin and interest rate spread was driven primarily by lower yields on investment securities due to a change in portfolio composition, and a lower yield on the loan portfolio, partially offset by a lower cost of funds rate. The par value of the Company’s investment in U.S. Government Agency securities decreased to $36.0 million at March 31, 2012 from $96.3 million at March 31, 2011 due to calls on higher yielding bonds. At March 31, 2012, the par value of the Company’s investment in corporate bonds was $152.8 million compared to $38.8 million at March 31, 2011. The weighted average duration of the Company’s investment securities of 3.4 years at March 31, 2012 was approximately half of the weighted average duration a year earlier. The average yield on earning assets during the first quarter of 2012 was 39 basis points lower than the average yield on earning assets during the comparable period in 2011, while the average rate on interest-bearing liabilities decreased by 29 basis points during the same time period. The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three months ended March 31, 2012 and 2011.

Interest Rate Risk Management

Interest rate risk management is a part of the Company’s overall asset/liability management process. The primary oversight of asset/liability management rests with the Bank’s Asset and Liability Committee, which is comprised of the Bank’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and other senior executives. The Committee meets on a monthly basis to review the asset/liability management activities of the Bank and monitor compliance with established policies. Activities of the Asset and Liability Committee are reported to the Audit and Risk Management Committee of the Company and the Bank.

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

The Company uses several interest rate risk measurement tools provided by a national asset liability management consultant to help manage this risk. The Company’s Asset/Liability policy provides guidance for acceptable levels of interest rate risk and potential remediations. Management provides the consultant with key assumptions, which are used as inputs into the measurement tools. The Company has not experienced any material changes in interest rate risk since the end of the fiscal year ended December 31, 2011.

(Fully taxable equivalent basis1,dollars in thousands)

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Average Balance	Interest Income/ Expense	Annualized Average Yield/Rate	Average Balance	Interest Income/ Expense	Annualized Average Yield/Rate
Earning assets:
Loans receivable[2]	$1,191,042	$14,922	5.04%	$1,335,001	$17,236	5.24%
Taxable securities	337,773	3,365	4.01	288,312	3,453	4.86
Tax exempt securities	17,808	292	6.59	15,683	282	7.30
FHLB stock	7,185	24	1.34	10,399	21	0.83
Interest-bearing bank balances	23,978	15	0.25	7,579	4	0.21
Federal funds sold	—	—	—	—	—	—

Total earning assets	1,577,786	18,618	4.75	1,656,974	20,996	5.14
Non-earning assets:
Cash and due from banks	26,348			27,999
Premises and equipment	36,442			38,649
Other assets	124,789			109,955
Allowance for credit losses	(29,182)			(29,894)

Total assets	$1,736,183	$18,618		$1,803,683	$20,996

Interest-bearing liabilities:
Savings deposits	$42,447	$9	0.09%	$40,190	$10	0.10%
NOW deposits	441,058	406	0.37	440,366	751	0.69
Money market deposits	377,836	457	0.49	317,761	552	0.70
Time deposits	382,891	872	0.92	472,488	1,374	1.18
Other borrowings	46,840	259	2.22	62,252	492	3.21
Borrowings from Federal Home Loan Bank	73,968	347	1.89	124,634	348	1.13

Total interest-bearing liabilities	1,365,040	2,350	0.69	1,457,691	3,527	0.98
Other liabilities and shareholders’ equity:
Demand deposits	184,347			163,633
Other liabilities	20,529			17,121
Shareholders’ equity	166,267			165,238

Total liabilities and shareholders’ equity	$1,736,183	2,350		$1,803,683	3,527

Net interest income and net interest margin[3]		$16,268	4.15%		$17,469	4.28%

Interest rate spread[4]			4.06%			4.16%

[1]

Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $96 for 2012 and $91 for 2011.

[2]

The average loans receivable balances include non-accruing loans. Amortization of loan fees, net of deferred costs, of $169 and $189 for the three months ended March 31, 2012 and 2011, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.
[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense

In the first quarter of 2012, noninterest income decreased to $3.0 million, from $4.5 million during the same period in 2011. The Company recognized gains on the sale of investment securities of $2.0 million during the first quarter of 2011. No investment securities were sold during the three months ended March 31, 2012. Service charge income decreased 9.8% to $2.3 million in the first quarter of 2012 from $2.5 million in the first quarter of 2011 due primarily to ongoing regulatory changes in the industry and changes in consumer behavior. Mortgage revenue increased to $563,000 in the first quarter of 2012, compared to $425,000 in the first quarter of 2011, due to higher volume of mortgage originations.

In the first quarter of 2012, noninterest expense decreased to $13.6 million from $14.4 million in the first quarter of 2011. Federal Deposit Insurance Corporation (“FDIC”) insurance expense decreased to $0.4 million in the first quarter of 2012 from $0.8 million in the first quarter of 2011. On February 7, 2011, the FDIC adopted a new assessment formula, which became effective in the second quarter of 2011. The application of their new amended formula had the effect of reducing the Bank’s assessments. In the third quarter of 2011, the Bank received a new rating which further reduced the Bank’s assessments. In addition, the Company recorded decreases in personnel expense, occupancy expense, and furniture and equipment expense as a result of the Company’s continued focus on efficiency and a disciplined cost management culture.

The following table presents the details of Other Noninterest Expense (in thousands):

	Three Months Ended March 31,		Percentage
	2012	2011	Variance
Other operating expenses:
Advertising	$397	$437	(9.2)%
Bankcard expense	109	132	(17.4)
Postage	197	214	(7.9)
Telephone	171	150	14.0
Amortization of core deposit intangible	182	182	0.0
Stationery, printing and supplies	115	146	(21.2)
Other expense	1,137	1,044	8.9

	$2,308	$2,305	0.1

Income Taxes

The Company recorded income tax expense of $617,000 for the first quarter of 2012, compared to income tax expense of $433,000 for the first quarter of 2011. The Company’s effective tax rate was 29.0% for the three-month period ended March 31, 2012, compared to 30.0% for the first quarter of 2011. The change in the effective rate is primarily as a result of a $12.0 million additional investment in bank owned life insurance in the fourth quarter of 2011.

Asset Quality and Allowance for Credit losses

The Company’s allowance for credit losses, which is utilized to absorb actual losses in the loan portfolio, is analyzed monthly by management. This analysis includes a methodology that segments the loan portfolio into risk-graded loans and homogeneous loan classifications and considers the current status of the portfolio, historical charge-off experience, current levels of delinquent, impaired and nonperforming loans and their underlying collateral values, as well as economic and other risk factors. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology employed and other analytical measures in comparison to a group of peer banks. The

Company, like many financial institutions, has recently faced a challenging credit environment and will likely continue to face such an environment in the coming months as a result of the overall economic slowdown in the region and the nation. The majority of the Bank’s loan portfolio is comprised of loans secured by real estate, and is therefore subject to risk as a result of the weak real estate market. No assurances can be given that future economic conditions will not adversely affect borrowers and result in increases in credit losses and non-performing asset levels.

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

At March 31, 2012, the allowance for credit losses was $27.9 million, or 2.38% of total loans outstanding, compared to $28.8 million, or 2.40% of loans outstanding at December 31, 2011, and $29.1 million, or 2.32% of loans outstanding, at March 31, 2011. At March 31, 2012, the allowance for credit losses was 63.87% of nonperforming loans compared to 71.16% at December 31, 2011 and 58.13% at March 31, 2011. Based on analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for credit losses to be adequate. Additional information regarding the allowance for credit losses is presented in the table headed “Asset Quality Analysis” on the following page.

Nonperforming loans totaled $43.7 million at March 31, 2012 compared to $40.5 million at December 31, 2011 and $50.0 million at March 31, 2011. The increase from the 2011 year end and the decrease from the prior year first quarter reflects fluctuations in non-accrual loans. Real estate acquired in settlement of loans (“OREO”) was $30.0 million at March 31, 2012, $30.6 million at December 31, 2011, and $26.3 million at March 31, 2011. Approximately $2.9 million was transferred from loans into OREO and approximately $3.0 million of such assets were disposed of during the first three months of 2012. A net loss of $1.0 million has been recorded on the disposition and writedowns of OREO in the current year, through March 31, 2012, compared to a net loss of $1.5 million in the first quarter of 2011. The Company recorded $318,000 of expenses on OREO during the first three months of 2012, compared to $389,000 million in the first quarter of 2011. Nonperforming assets (comprised of nonaccrual loans, restructured loans and OREO) totaled $73.7 million, or 4.22% of total assets, at March 31, 2012, compared to $71.1 million, or 4.10% of total assets, at December 31, 2011 and $76.3 million, or 4.28% of total assets, a year ago.

The provision for credit losses charged to operations for the three months ended March 31, 2012 totaled $3.4 million, compared to $6.1 million for the three months ended March 31, 2011. Net charge-offs for the three months ended March 31, 2012 were $4.4 million, or 1.48% of average loans held for investment on an annualized basis, compared to net charge-offs of $5.8 million, or 1.75% of average loans held for investment on an annualized basis, for the three months ended March 31, 2011.

Asset Quality Analysis

(Dollars in thousands)

	Three Months Ended March 31, 2012	Year Ended December 31, 2011	Three Months Ended March 31, 2011
Allowance for credit losses:
Balance, beginning of period	$28,844	$28,752	$28,752
Loans charged off:
Secured by owner-occupied nonfarm nonresidential properties	919	1,131	123
Secured by other nonfarm nonresidential properties	105	956	212
Other commercial and industrial	311	2,958	865

Total Commercial	1,335	5,045	1,200

Construction loans – 1-4 family residential	—	209	18
Other construction and land development	848	3,776	1,116

Total Real estate – construction	848	3,985	1,134

Closed-end loans secured by 1 to 4 family residential properties	499	3,603	1,736
Lines of credit secured by 1 to 4 family residential properties	1,869	2,443	461
Loans secured by 5 or more family residential properties	—	776	—

Total Real estate – mortgage	2,368	6,822	2,197

Credit cards	112	398	104
Other consumer loans	171	1,047	276

Total consumer	283	1,445	380

Total other	—	1,300	1,300

Total chargeoffs	4,834	18,597	6,211

Recoveries of loans previously charged off:
Total Commercial	75	495	137
Total Real estate - construction	175	534	86
Total Real estate - mortgage	130	443	113
Total Consumer	73	401	104
Total Other	12	31	3

Total Recoveries	465	1,904	443

Net loans charged off	4,369	16,693	5,768
Provision for credit losses	3,443	16,785	6,073

Balance, end of period	$27,918	$28,844	$29,057

Nonperforming Assets:
Commercial nonaccrual loans, not restructured	$17,905	$15,773	$18,528
Commercial nonaccrual loans, restructured	8,116	7,489	12,215
Non-commercial nonaccrual loans	10,038	9,569	10,997
Non-commercial nonaccrual loans, restructured	990	283	683

Total nonaccrual loans	37,049	33,114	42,423
Troubled debt restructured, accruing	6,633	7,406	7,531
Loans 90 days or more past due and still accruing	29	14	32

Total nonperforming loans	43,711	40,534	49,986
Real estate acquired in settlement of loans	30,032	30,587	26,329

Total nonperforming assets	$73,743	$71,121	$76,315

Asset Quality Percentages:
Nonperforming loans to total loans outstanding at end of period	3.72%	3.38%	3.98%
Nonperforming assets to total assets at end of period	4.22%	4.10%	4.28%
Allowance for credit losses as a percentage of total loans outstanding at end of period	2.38%	2.40%	2.32%
Allowance for credit losses to nonperforming loans	63.87%	71.16%	58.13%
Net charge-offs as a percentage of average loans outstanding during the period (Annualized for interim periods)	1.48%	1.32%	1.76%

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

During the first three months of 2012, the Company had net cash provided by operating activities of $6.2 million, compared to $4.4 million of net cash provided by operating activities in the first three months of 2011. The increase was primarily the result of a reduction in the increase in other assets of $1.5 million for the first quarter of 2012 compared to the first quarter of 2011, and a reduction in the provision for credit losses of $2.6 million for the first quarter of 2012 compared to the first quarter of 2011. At March 31, 2011 other assets included $1.4 million of proceeds receivable from the sale of real estate acquired in settlement of loans. In addition, there was a gain on the sale of securities of $2.0 million during the first quarter of 2011, while no securities were sold during the first quarter of 2012.

Net cash used by investing activities for the first three months of 2012 was $31.9 million, compared to net cash provided by investing activities in the first three months of 2011 of $41.7 million. This change is primarily attributable to purchases of securities available for sale of $72.0 million during the first quarter of 2012, compared to $3.7 million in purchases during the same period last year. Proceeds from securities sales, maturities and calls were $19.7 million during the first quarter of 2012, compared to $50.5 million during the first quarter of 2011. During the first three months of 2012, there was a decrease in loans of $19.1 million compared to an increase in loans of $6.3 million during the same period last year.

During the three months ended March 31, 2012, financing activities provided $7.2 million, compared to net cash used by financing activities of $23.3 million during the same period of 2011. The change was primarily the result of an increase in demand, NOW, money market and savings deposits of $57.8 million during the first quarter of 2012, compared to an increase of $31.9 million for these deposits during the first quarter of 2011.

Cash and cash equivalents totaled $35.6 million at March 31, 2012, compared to $54.0 million at December 31, 2011 and $51.9 million at March 31, 2011.

The Company has borrowing capacity of approximately $260.2 million with the Federal Home Loan Bank of Atlanta (“FHLB”), of which approximately $146.2 million was available at March 31, 2012. These borrowings are collateralized by FHLB stock, investment securities, qualifying 1 to 4 family residential mortgage loans, and qualifying commercial real estate loans. The Bank provides various reports to the FHLB on a regular basis to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the line of credit. The Bank also has $18.5 million of borrowing capacity through the Federal Reserve Bank System, of which none was used as of March 31, 2012. The line with the Federal Reserve Bank of Richmond (“Federal Reserve”) is collateralized using investment securities and qualified loans.

Capital Resources and Shareholders’ Equity

Pursuant to the U.S. Department of the Treasury (the “U.S. Treasury”) Capital Purchase Program (the “CPP”), on December 12, 2008, the Company issued and sold to the U.S. Treasury (i) 52,372 shares of Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 2,567,255 shares of the Company’s common stock, par value $5.00 per share, for an aggregate purchase price of $52,372,000 in cash. The Securities Purchase Agreement grants the holders of the Series A Preferred Stock, the Warrant and the common stock of the Company to be issued under the Warrant, certain registration rights, and subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009 and related regulations. The Bank is currently restricted from paying dividends to the Company unless it receives advance approval from the FDIC and the N. C. Commissioner of Banks (“Commissioner”).

The Company did not repurchase any of its equity securities during 2011 or the first quarter of 2012.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Commissioner, the Federal Reserve and the FDIC, which are the primary banking regulatory agencies for the Bank and the Company, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines.

As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of March 31, 2012.

	Regulatory Capital
	Well Capitalized	Adequately Capitalized	Company	Bank
Total Capital	10.0%	8.0%	14.45%	14.20%
Tier 1 Capital	6.0	4.0	13.18	12.92
Leverage Capital	5.0	4.0	10.62	10.42

The Company holds $3.9 million of the $52.4 million received from the U.S. Treasury under the CPP, which may be invested in the Bank to increase the Bank’s total risk based capital percentage from the present level of 14.20%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of future period net interest income or other comprehensive income.

The Company considers interest rate risk to be its most significant market risk, which is discussed under the heading “Interest Rate Risk Management” on page 27.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of March 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes to the Company’s Risk Factors as previously disclosed in Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the first quarter of 2012 which were not registered under the Securities Act of 1933, as amended. The Company did not repurchase any of its equity securities during the first quarter of 2012.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation, and amendments thereto, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

3.2	Articles of Merger of FNB with and into LSB, including amendments to the Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

3.3	Amended and Restated Bylaws adopted by the Board of Directors on August 17, 2004 and amended on July 23, 2008 (with identified Bylaw approved by the shareholders) incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009 (SEC File No. 000-11448).

4.1	Specimen certificate of common stock, $5.00 par value, incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC
File No. 000-11448).

4.2	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.02 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.3	Guarantee Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.03 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.4	Indenture, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.04 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC
(SEC File No. 000-13086).

4.5	Articles of Amendment, filed with the North Carolina Department of the Secretary of State on December 12, 2008, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.6	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.7	Warrant for Purchase of Shares of Common Stock issued by Bancorp to the United States Department of the Treasury on December 12, 2008, incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

10.1	Benefit Equivalency Plan of FNB Southeast, effective January 1, 1994 incorporated herein by reference to Exhibit 10 of the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the SEC
(SEC File No. 000-13086).*

10.2	1994 Director Stock Option Plan, incorporated herein by reference to Exhibit 4 of the Registration Statement on Form S-8 filed with the SEC on July 15, 1994 (SEC File No. 33-81664).*

10.3	1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on March 28, 1996 (SEC File No. 000-11448).*

10.4	Omnibus Equity Compensation Plan, incorporated herein by reference to Exhibit 10(B) of the Annual Report on Form 10-KSB40 for the fiscal year ended December 31, 1996, filed with the SEC on March 31, 1997 (SEC File No. 000-13086).*

10.5	Amendment to Benefit Equivalency Plan of FNB Southeast, effective January 1, 1998., incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 25, 1999 (SEC File No. 000-13086).*

10.6	Amendment Number 1 to 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).*

10.7	Long Term Stock Incentive Plan for certain senior management employees of FNB Southeast incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003 (SEC File No. 000-13086).*

10.8	Form of Stock Option Award Agreement for a Director adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.9	Form of Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.10	Form of Amendment to the applicable Grant Agreements under the 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.11	Form of Amendment to the Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.12	Restated Form of Director Fee Deferral Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.13	Form of Stock Appreciation Rights Award Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.14	FNB Amended and Restated Directors Retirement Policy, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.15	Amendment to the FNB Directors and Senior Management Deferred Compensation Plan Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, FNB Southeast and FNB, dated July 31, 2007, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K, filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.16	Directors and Senior Management Deferred Compensation Plan Trust Agreement between FNB Southeast and Morgan Trust Company, incorporated herein by reference to Exhibit 99.7 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.17	Second Amendment to the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, Bancorp and the Bank, which is incorporated by reference to Exhibit 99.8 of the current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448). *

10.18	Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.19	First Amendment to the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.10 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.20	Bancorp Amended and Restated Long Term Stock Incentive Plan, formerly the “FNB Long Term Stock Incentive Plan” (the “2006 Omnibus Plan”), incorporated herein by reference to Exhibit 10.27 of the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 (SEC File No. 000-11448).*

10.21	Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.44 of the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.22	Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.45 of the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.23	Letter Agreement, dated December 12, 2008, between Bancorp and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and the Warrant, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

10.24	Form of Employment Agreement Amendment, dated December 12, 2008 among Bancorp, the Bank and the senior executive officers of Bancorp, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).*

10.25	Promissory Note by Ramsey K. Hamadi in favor of the Bank incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on April 21, 2009 (SE File No. 000-11448).*

10.26	Excessive and Luxury Expenditure Policy of Bancorp and the Bank, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 9, 2009 (SEC File No. 000-11448)

10.27	Employment and Change of Control Agreement among Bancorp, the Bank and Pressley A. Ridgill, executed September 9, 2009, and effective January 1, 2010, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 11, 2009 (SEC File No. 000-11448).*

10.28	Form of Amendment to Employment and Change of Control Agreement, dated September 16, 2009, among Bancorp, the Bank and the senior executive officers of Bancorp, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on September 16, 2009 (SEC File No. 000-11448).*

10.29	Employment and Change of Control Agreement with William W. Budd, Jr. incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on March 11, 2010 (SEC File No. 000-11448).*

10.30	Employment and Change of Control Agreement with Robin S. Hager, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on August 3, 2010 (SEC File No. 000-11448).*

10.31	Employment and Change of Control Agreement among Bancorp, the Bank and David P. Barksdale, dated January 12, 2012, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on January 30, 2012 (SEC File No. 000-11448).*

10.32	Employment and Change of Control Agreement among Bancorp, the Bank and Ramsey K. Hamadi, dated March 2, 2012, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on March 2, 2012 (SEC File No. 000-11448).*

10.33	Second Amendment to the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 11, 2012. *

10.34	Third Amendment to the Trust Agreement for the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy, effective March 5, 2012.*

10.35	Appointment of Successor Trustee under the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management dated March 5, 2012.*

10.37	Third Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees.*

10.38	Fourth Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees.*

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Financial Statements filed in XBRL format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2012	NEWBRIDGE BANCORP
(Registrant)

	By:	/s/ Ramsey K. Hamadi
Name: Ramsey K. Hamadi
Title: Senior Executive Vice President and Chief Financial Officer
(Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.