Form 10-Q
period 2012-06-30
NEWBRIDGE BANCORP
filed 2012-08-08
CIK 714530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2012

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

At August 7, 2012, 15,655,868 shares of the registrant’s common stock were outstanding.

NEWBRIDGE BANCORP

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

NewBridge Bancorp and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30 2012 (Unaudited)	December 31 2011
Assets
Cash and due from banks	$26,006	$27,629
Interest-bearing bank balances	35,936	26,363
Loans held for sale	5,741	7,851
Investment securities	388,968	337,811
Loans	1,162,630	1,200,070
Less allowance for credit losses	(25,231)	(28,844)

Net loans	1,137,399	1,171,226
Premises and equipment	36,471	36,225
Real estate acquired in settlement of loans	24,491	30,587
Bank-owned life insurance	44,613	43,727
Deferred tax assets	28,126	32,263
Other assets	20,685	20,882

Total assets	$1,748,436	$1,734,564

Liabilities
Deposits:
Non-interest bearing	$192,066	$172,351
Savings, NOW and money market accounts	850,978	852,941
Time deposits	406,153	393,384

Total deposits	1,449,197	1,418,676
Borrowings from the Federal Home Loan Bank	64,000	86,700
Other borrowings	46,774	46,774
Accrued expenses and other liabilities	18,914	19,027

Total liabilities	1,578,885	1,571,177

Shareholders’ Equity
Preferred stock, par value $.01 per share:
Authorized 10,000,000 shares; issued and outstanding (liquidation preference $1,000 per share) – 52,372	51,939	51,789
Common stock, par value $5 per share:
Authorized 50,000,000 shares; issued and outstanding – 15,655,868	78,279	78,279
Paid-in capital	87,209	87,190
Directors’ deferred compensation plan	(468)	(575)
Retained deficit	(46,552)	(47,525)
Accumulated other comprehensive (loss)	(856)	(5,771)

Total shareholders’ equity	169,551	163,387

Total liabilities and shareholders’ equity	$1,748,436	$1,734,564

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Income

(Unaudited; dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$14,581	$16,694	$29,503	$33,930
Interest on investment securities
Taxable	3,544	2,974	6,933	6,448
Tax exempt	189	191	385	382
Interest bearing bank balances and Federal funds sold	5	20	20	24

Total interest income	18,319	19,879	36,841	40,784

Interest Expense
Deposits	1,385	2,574	3,129	5,262
Borrowings from the Federal Home Loan Bank	269	284	528	631
Other borrowings	342	492	689	984

Total interest expense	1,996	3,350	4,346	6,877

Net interest income	16,323	16,529	32,495	33,907
Provision for credit losses	2,360	3,020	5,803	9,093

Net interest income after provision for credit losses	13,963	13,509	26,692	24,814

Noninterest Income
Retail banking	2,325	2,554	4,579	5,054
Mortgage banking services	553	268	1,116	693
Wealth Management services	561	626	1,155	1,171
Gain on sale of investment securities	—	—	—	1,961
Writedowns and losses on sales of real estate acquired in settlement of loans	(2,976)	(1,585)	(3,984)	(3,071)
Bank Owned Life Insurance	378	304	845	712
Other	168	234	298	415

Total noninterest income	1,009	2,401	4,009	6,935

Noninterest Expense
Personnel	7,226	7,352	14,287	14,641
Occupancy	1,024	1,017	2,028	2,060
Furniture and equipment	885	924	1,663	1,888
Technology and data processing	1,015	960	2,035	1,877
Legal and Professional	690	742	1,361	1,368
FDIC insurance	441	632	882	1,427
Real Estate Acquired in Settlement of Loans	205	393	523	782
Other	2,253	2,559	4,561	4,930

Total noninterest expense	13,739	14,579	27,340	28,973
Income before income taxes	1,233	1,331	3,361	2,776
Income tax Expense	312	190	929	624

Net Income	921	1,141	2,432	2,152
Dividends and accretion on preferred stock	(729)	(730)	(1,459)	(1,459)

Net Income available to common shareholders	$192	$411	$973	$693

Earnings (loss) per share
Basic	$0.01	$0.03	$0.06	$0.04
Diluted	$0.01	$0.02	$0.06	$0.04

Weighted average shares outstanding
Basic	15,655,868	15,655,868	15,655,868	15,655,868
Diluted	16,465,346	16,521,391	16,380,989	16,602,032

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited; dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Net Income	$921	$1,141	$2,432	$2,152
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains on securities:
Unrealized holding gains (losses) arising during period	2,068	2,053	4,935	1,037
Reclassification adjustment for (gains) losses included in net income	—	—	—	(1,187)
Defined benefit pension plans:
Amortization of post retirement benefit	(10)	(9)	(20)	(19)

Total other comprehensive income (loss)	2,058	2,044	4,915	(169)

Comprehensive Income	$2,979	$3,185	$7,347	$1,983

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2012 and 2011

(Unaudited; dollars in thousands)

					Directors’		Accumulated
					Deferred	Retained	Other	Total
	Preferred	Common Stock		Paid-in	Compensation	Earnings	Comprehensive	Shareholders’
	Stock	Shares	Amount	Capital	Plan	(Deficit)	Income (Loss)	Equity
Balances at December 31, 2010	$51,490	15,655,868	$78,279	$87,048	$(618)	$(49,286)	$(995)	$165,918
Net Income						2,152		2,152
Change in accumulated other comprehensive income net of deferred income taxes							(169)	(169)
Dividends and accretion on preferred stock	149					(1,459)		(1,310)
Stock-based compensation expense				67				67
Common stock distributed					43			43

Balances at June 30, 2011	$51,639	15,655,868	$78,279	$87,115	$(575)	$(48,593)	$(1,164)	$166,701

Balances at December 31, 2011	$51,789	15,655,868	$78,279	$87,190	$(575)	$(47,525)	$(5,771)	$163,387
Net Income						2,432		2,432
Change in accumulated other comprehensive income net of deferred income taxes							4,915	4,915
Dividends and accretion on preferred stock	150					(1,459)		(1,309)
Stock-based compensation expense				19				19
Common stock distributed					107			107

Balances at June 30, 2012	$51,939	15,655,868	$78,279	$87,209	$(468)	$(46,552)	$(856)	$169,551

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited; dollars in thousands)

	Six Months Ended
	June 30
	2012	2011

Cash Flow from operating activities
Net Income	$2,432	$2,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,719	2,896
Securities premium amortization and discount accretion, net	62	214
(Gain) loss on sale of securities	—	(1,961)
Mortgage banking services	(1,116)	(693)
Originations of loans held for sale	(68,688)	(39,615)
Proceeds from sales of loans held for sale	71,985	114,549
(Increase) decrease in deferred tax assets	917	(264)
(Increase) in income taxes receivable	(153)	—
Decrease in interest earned but not received	57	554
(Decrease) in interest accrued but not paid	(153)	(236)
Write downs of real estate acquired in settlement of loans	1,802	3,277
Loss on sales of real estate acquired in settlement of loans	2,182	(206)
Net (increase) decrease in other assets	(2,136)	2,732
Net increase in other liabilities	40	1,526
Provision for credit losses	5,803	9,093
Stock-based compensation	19	67

Net cash provided by operating activities	14,772	94,085

Cash Flow from investing activities
Purchases of securities available for sale	(107,199)	(27,426)
Proceeds from sales, maturities and calls of securities available for sale	65,300	58,566
Net (increase) decrease in loans	22,106	(3,126)
Purchases of premises and equipment	(1,767)	(1,991)
Proceeds from sales of premises and equipment	120	2,154
Proceeds from sales of real estate acquired in settlement of loans	7,999	4,143

Net cash provided by (used in) investing activities	(13,441)	32,320

Cash Flow from financing activities
Net increase in demand deposits, NOW, money market and savings accounts	17,752	33,764
Net increase (decrease) in time deposits	12,769	(59,670)
Net (decrease) in other borrowings	—	(15,000)
Net (decrease) in borrowings from FHLB	(22,700)	(32,500)
Dividends paid	(1,309)	(1,310)
Common stock distributed	107	43

Net cash provided by (used in) financing activities	6,619	(74,673)

Increase in cash and cash equivalents	7,950	51,732
Cash and cash equivalents at the beginning of the period	53,992	29,075

Cash and cash equivalents at the end of the period	$61,942	$80,807

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited; dollars in thousands)

	Six Months Ended
	June 30
	2012	2011

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$4,499	$7,113
Income Taxes	250	—

Supplemental disclosures of noncash transactions
Transfer of loans to real estate acquired in settlement of loans	$5,887	$6,225
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	8,155	(248)
Change in deferred income taxes	(3,220)	98
Change in shareholders’ equity	4,935	(150)

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and provisions for credit losses considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

NewBridge Bancorp (“Bancorp” or the “Company”) is a bank holding company incorporated under the laws of North Carolina (“NC”) and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Bancorp’s principal asset is the stock of its banking subsidiary, NewBridge Bank (the “Bank”). Accordingly, throughout this Quarterly Report on Form 10-Q, there are frequent references to the Bank.

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

As of June 30, 2012, the Bank operated four active non-bank subsidiaries: Peoples Finance Company of Lexington, Inc. (“Peoples Finance”), LSB Properties, Inc. (“LSB Properties”), Henry Properties, LLC (“Henry Properties”) and Prince George Court Holdings, Inc. (“Prince George”). Peoples Finance, a NC licensed finance company, with approximately $80,000 of loans outstanding as of June 30, 2012, is no longer actively soliciting loans. LSB Properties, Henry Properties and Prince George together own the real estate acquired in settlement of loans of the Bank.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. This Update requires companies to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Presentation of comprehensive income in the statement of changes in shareholders’ equity is no longer acceptable. This Update does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, the option for an entity to present components of other comprehensive income net or before related tax effects, or how earnings per share is calculated or presented. This Update became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the new disclosure requirements in its Quarterly Report on Form 10-Q for the period ended March 31, 2012.

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

	For the three months ended June 30		For the six months ended June 30
	2012	2011	2012	2011
Basic:
Net income available to common shareholders	$192	$411	$973	$693

Weighted average shares outstanding	15,655,868	15,655,868	15,655,868	15,655,868

Net income per share, basic	$0.01	$0.03	$0.06	0.04

Diluted:
Net income available to common shareholders	$192	$411	$973	$693

Weighted average shares outstanding	15,655,868	15,655,868	15,655,868	15,655,868
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	37,078	8,484	23,319	8,601
Warrant	772,400	857,039	701,802	937,563

Weighted average shares outstanding and dilutive potential shares outstanding	16,465,346	16,521,391	16,380,989	16,602,032

Net income per share, diluted	$0.01	$0.02	$0.06	$0.04

Note 3 — Investment Securities

Investment securities consist of the following (in thousands):

			June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)

U. S. Treasury securities	$10,000	$—	$—	$10,000	0.06%		0.07
U.S. government agency securities	35,989	172	—	36,161	1.84		0.50
Agency mortgage backed securities	26,473	2,475	—	28,948	5.33		2.19
Collateralized mortgage obligations	19,641	572	(10)	20,203	5.68		3.08
Commercial mortgage backed securities	55,354	1,145	(133)	56,366	3.37		3.71
Corporate bonds	152,573	2,668	(1,615)	153,626	3.85		3.41
Covered bonds	46,606	2,510	—	49,116	3.75		3.78
State and municipal obligations	19,244	589	(82)	19,751	6.28	(2)	4.65

Total debt securities	365,880	10,131	(1,840)	374,171	3.81	(2)	3.08
Federal Home Loan Bank stock	8,351	—	—	8,351
Other equity securities	5,775	671	—	6,446

Total investment securities	$380,006	$10,802	$(1,840)	$388,968

			December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)

U.S. government agency securities	$39,000	$147	$—	$39,147	2.79%		1.06
Agency mortgage backed securities	31,917	2,926	—	34,843	5.21		3.55
Collateralized mortgage obligations	23,599	168	(332)	23,435	4.69		2.03
Commercial mortgage backed securities	30,169	153	(33)	30,289	3.47		4.43
Corporate bonds	118,573	385	(4,282)	114,676	3.77		3.98
Covered bonds	61,414	1,243	(131)	62,526	5.25		2.12
State and municipal obligations	19,371	425	(288)	19,508	6.47	(2)	5.64

Total debt securities	324,043	5,447	(5,066)	324,424	4.13	(2)	3.37
Federal Home Loan Bank stock	7,185	—	—	7,185
Other equity securities	5,775	427	—	6,202

Total investment securities	$337,003	$5,874	$(5,066)	$337,811

(1)	Average remaining duration to maturity, in years
(2)	Fully taxable equivalent basis

All securities were classified as available for sale as of each date presented.

During 2012, the Company’s investment strategy has focused more on corporate bonds in order to take advantage of higher yield potential compared to other available investment alternatives and to supplement earning asset growth. Accordingly, the balance of corporate bond investments has increased notably during the period. All corporate bond investments are investment grade, as determined by S&P and Moody’s credit ratings.

The following is a schedule of investment securities in a loss position as of June 30, 2012 (in thousands):

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Collateralized mortgage obligations	$402	$(10)	$—	$—	$402	$(10)
Commercial mortgage backed securities	13,966	(133)	—	—	13,966	(133)
Corporate bonds	34,869	(580)	13,950	(1,035)	48,819	(1,615)
State and municipal obligations	—	—	2,463	(82)	2,463	(82)

Total investment securities in a loss position	$49,237	$(723)	$16,413	$(1,117)	$65,650	$(1,840)

Investment securities with an amortized cost of $87,647,000 and $79,211,000, as of June 30, 2012, and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes. The Bank has obtained $50,000,000 in letters of credit, which are used in lieu of securities to pledge against public deposits.

Investment securities with a book value of $31,510,000 were sold during the first quarter of 2011 to dispose of agency mortgage backed securities with a remaining life of 1 year or less that had significant gain positions and to reduce the Company’s exposure to certain corporate debt securities and certain types of collateralized mortgage obligations. The Company recognized a gain of $1,961,000 on the sale of those securities. No investment securities were sold during the six months ended June 30, 2012.

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

As of June 30, 2012, management does not have the intent to sell any of the securities classified as available for sale in the table above which have unrealized losses and believes that it is not likely that we will have to sell any such securities before a recovery of cost given the current liquidity position. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

Note 4 — Loans and Allowance for Credit Losses

Loans are summarized as follows (in thousands):

	June 30, 2012	December 31 2011
Secured by owner-occupied nonfarm nonresidential properties	$264,843	$269,972
Secured by other nonfarm nonresidential properties	172,718	157,594
Other commercial and industrial	101,509	119,877

Total Commercial	539,070	547,443

Construction loans – 1 to 4 family residential	7,766	7,781
Other construction and land development	69,211	81,630

Total Real estate – construction	76,977	89,411

Closed-end loans secured by 1 to 4 family residential properties	283,796	287,268
Lines of credit secured by 1 to 4 family residential properties	204,122	209,634
Loans secured by 5 or more family residential properties	23,425	25,883

Total Real estate – mortgage	511,343	522,785

Credit cards	7,289	7,649
Other revolving credit plans	9,051	9,444
Other consumer loans	12,849	17,648

Total Consumer	29,189	34,741

All other loans	6.051	5,690

Total Other	6,051	5,690

Total loans	$1,162,630	$1,200,070

Nonperforming assets are summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Commercial nonaccrual loans, not restructured	$10,331	$15,773
Commercial nonaccrual loans, restructured	8,243	7,489
Non-commercial nonaccrual loans, not restructured	8,195	9,569
Non-commercial nonaccrual loans, restructured	2,616	283

Total nonaccrual loans	29,385	33,114
Troubled debt restructured loans, accruing	5,230	7,406
Accruing loans which are contractually past due 90 days or more	65	14

Total nonperforming loans	34,680	40,534
Real estate acquired in settlement of loans	24,491	30,587

Total nonperforming assets	$59,171	$71,121

Nonperforming loans to loans outstanding at end of period	2.98%	3.38%
Nonperforming assets to total assets at end of period	3.38%	4.10%
Allowance for credit losses to nonperforming loans	72.75%	71.16%

Restructured loans, performing(1)	$2,443	$4,888

(1)	Loans restructured in a prior calendar year at a market rate of interest and which have experienced at least six consecutive months of payment performance in accordance with the restructured terms.

Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, certain restructured loans, and real estate acquired in settlement of loans. Loans are placed on nonaccrual status when: (i) management has concerns relating to the ability to collect the loan principal and interest and (ii) generally when such loans are 90 days or more past due. No assurance can be given, however, that economic conditions will not adversely affect borrowers and result in increased credit losses.

Commitments to lend additional funds to borrowers whose loans have been restructured are not material at June 30, 2012.

The aging of loans is summarized in the following table (in thousands):

June 30, 2012	30-89 days	90+ days	Nonaccrual	Total past due		Total loans
	past due	past due	Loans	+ nonaccrual	Current	receivable

Secured by owner-occupied nonfarm nonresidential properties	$4,892	$—	$5,781	$10,673	$254,170	$264,843
Secured by other nonfarm nonresidential properties	1,621	—	4,546	6,167	166,551	172,718
Other commercial and industrial	1,612	—	619	2,231	99,278	101,509

Total Commercial	8,125	—	10,946	19,071	519,999	539,070

Construction loans – 1 to 4 family residential	—	—	613	613	7,153	7,766
Other construction and land development	3,004	—	2,980	5,984	63,227	69,211

Total Real estate – construction	3,004	—	3,593	6,597	70,380	76,977

Closed-end loans secured by 1 to 4 family residential properties	4,308	—	11,961	16,269	267,527	283,796
Lines of credit secured by 1 to 4 family residential properties	2,674	—	2,315	4,989	199,133	204,122
Loans secured by 5 or more family residential properties	497	—	283	780	22,645	23,425

Total Real estate – mortgage	7,479	—	14,559	22,038	489,305	511,343

Credit cards	79	65	—	144	7,145	7,289
Other revolving credit plans	16	—	156	172	8,879	9,051
Other consumer loans	238	—	131	369	12,480	12,849

Total Consumer	333	65	287	685	28,504	29,189

All other loans	—	—	—	—	6,051	6,051

Total Other	—	—	—	—	6,051	6,051

Total loans	$18,941	$65	$29,385	$48,391	$1,114,239	$1,162,630

December 31, 2011	30-89 days	90+ days	Nonaccrual	Total past due		Total loans
	past due	past due	Loans	+ nonaccrual	Current	receivable

Secured by owner-occupied nonfarm nonresidential properties	$4,514	$—	$7,718	$12,232	$257,740	$269,972
Secured by other nonfarm nonresidential properties	2,134	—	1,310	3,444	154,150	157,594
Other commercial and industrial	1,199	—	437	1,636	118,241	119,877

Total Commercial	7,847	—	9,465	17,312	530,131	547,443

Construction loans – 1 to 4 family residential	650	—	447	1,097	6,684	7,781
Other construction and land development	2,776	—	9,016	11,792	69,838	81,630

Total Real estate – construction	3,426	—	9,463	12,889	76,522	89,411

Closed-end loans secured by 1 to 4 family residential properties	7,483	—	12,744	20,227	267,041	287,268
Lines of credit secured by 1 to 4 family residential properties	5,489	—	975	6,464	203,170	209,634
Loans secured by 5 or more family residential properties	3,852	—	302	4,154	21,729	25,883

Total Real estate – mortgage	16,824	—	14,021	30,845	491,940	522,785

Credit cards	146	14	—	160	7,489	7,649
Other revolving credit plans	339	—	125	464	8,980	9,444
Other consumer loans	372	—	40	412	17,236	17,648

Total Consumer	857	14	165	1,036	33,705	34,741

All other loans	—	—	—	—	5,690	5,690

Total Other	—	—	—	—	5,690	5,690

Total loans	$28,954	$14	$33,114	$62,082	$1,137,988	$1,200,070

At June 30, 2012 and December 31, 2011, there were $16.1 million and $15.2 million, respectively, of loans classified as troubled debt restructurings (“TDRs”). A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for reasons related to the borrower’s financial difficulties that it would not otherwise consider. For loans classified as TDRs, the Company further evaluates the loans as performing or nonperforming. Nonperforming TDRs originally classified as nonaccrual may be reclassified as accruing if, subsequent to restructure, they experience six consecutive months of payment performance in accordance with the restructured terms. Further, a TDR may be considered performing and subsequently removed from impaired status in years subsequent to the restructuring if it meets the following criteria:

•	At the time of restructure, the loan was made at a market rate of interest; and

•	The loan has experienced at least six consecutive months of payment performance in accordance with the restructured terms; and

•	The loan has been included in the TDR disclosures for at least one Annual Report on Form 10-K

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal payments. The loans included as TDRs at June 30, 2012 had either an interest rate modification or a deferral of one or more principal payments. All loans designated as TDRs were modified due to financial difficulties experienced by the borrower. The Company has $2,443,000 of performing TDRs at June 30, 2012 which meet the above criteria and therefore are excluded from nonperforming status.

The Company monitors the performance of modified loans on an ongoing basis. Loans retain their accrual status at the time of their modification. As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual. A modified loan will be reclassified to nonaccrual if the loan becomes 90 days delinquent or other weaknesses are observed which make collection of principal and interest unlikely. A loan on nonaccrual may be reclassified to accrual status following an evaluation and having experienced at least six consecutive months of payment performance in accordance with the restructured terms. Nonperforming TDRs are considered impaired.

The following table provides information about TDRs identified during the current period (in thousands, except number of contracts):

	Modifications for the three months ended June 30, 2012			Modifications for the six months ended June 30,2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	1	$3,100	$2,900	7	$6,609	$5,552
Real estate – construction	—	—	—	2	185	185
Real estate – mortgage	3	569	569	3	569	569

Total	4	$3,669	$3,469	12	$7,363	$6,306

A TDR is considered to be in default if it is 90 days or more past due at the end of any month during the reporting period.

The following table provides information about TDRs restructured in the previous 12 months that subsequently defaulted during the stated periods (in thousands, except number of contracts):

	Defaults for the three months ended June 30, 2012		Defaults for the six months ended June 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
TDR Defaults:
Commercial	0	$0	2	$489

Total	0	$0	2	$489

Interest income is not typically accrued on impaired loans, but there are $5.2 million in TDRs at June 30, 2012 that are considered impaired and are accruing. The following table shows interest income recognized on TDRs for the three and six months ended June 30, 2012 (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Interest Income Recognized:
Commercial	$40	$61
Real estate – construction	2	9
Real estate – mortgage	22	68
Consumer	1	2

Total	$65	$140

Classified loans are summarized in the following table (in thousands):

	June 30	December 31
	2012	2011
Loans identified as impaired	$32,955	$32,591
Other nonperforming loans	1,725	7,943

Total nonperforming loans	34,680	40,534
Performing classified loans	71,673	87,959

Total classified loans	$106,353	$128,493

Loans specifically identified and evaluated for impairment totaled $33.0 million and $32.6 million at June 30, 2012 and December 31, 2011, respectively, as summarized in the following tables (in thousands).

		Impaired Loans
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Record Investment
June 30, 2012
Loans without a specific valuation allowance:
Commercial	$9,713	$10,685	$—	$11,312
Real estate – construction	2,161	2,958	—	3,031
Real estate – mortgage	6,778	7,137	—	7,571
Consumer	—	—	—	—

Total	18,652	20,780	—	21,914

Loans with a specific valuation allowance:
Commercial	5,221	5,521	1,230	5,250
Real estate – construction	1,297	1,297	545	1,300
Real estate – mortgage	7,689	10,198	1,204	10,023
Consumer	96	96	96	100

Total	14,303	17,112	3,075	16,673

Total impaired loans:
Commercial	14,934	16,206	1,230	16,562
Real estate – construction	3,458	4,255	545	4,331
Real estate – mortgage	14,467	17,335	1,204	17,594
Consumer	96	96	96	100

Total	$32,955	$37,892	$3,075	$38,587

		Impaired Loans
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Record Investment
December 31, 2011
Loans without a specific valuation allowance:
Commercial	$2,722	$2,856	$—	$3,497
Real estate – construction	6,874	8,571	—	8,655
Real estate – mortgage	6,429	6,536	—	8,128
Consumer	—	—	—	57

Total	16,025	17,963	—	20,337

Loans with a specific valuation allowance:
Commercial	8,014	8,329	1,972	4,251
Real estate – construction	1,495	1,515	203	2,954
Real estate – mortgage	6,940	7,240	1,874	7,472
Consumer	117	117	117	86

Total	16,566	17,201	4,166	14,763

Total impaired loans:
Commercial	10,736	11,185	1,972	7,748
Real estate – construction	8,369	10,086	203	11,609
Real estate – mortgage	13,369	13,776	1,874	15,600
Consumer	117	117	117	143

Total	$32,591	$35,164	$4,166	$35,100

The balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on the reserving method as of June 30, 2012, December 31, 2011 and June 30, 2011 were as follows:

	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total Loans
June 30, 2012
Allowance for credit losses:
Individually evaluated for impairment	$1,230	$545	$1,204	$96	$—	$3,075
Collectively evaluated for impairment	4,498	6,165	10,285	1,203	5	22,156

Total ending allowance	$5,728	$6,710	$11,489	$1,299	$5	$25,231

	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total Loans
December 31, 2011
Allowance for credit losses:
Individually evaluated for impairment	$1,972	$203	$1,874	$117	$—	$4,166
Collectively evaluated for impairment	6,554	6,264	10,079	1,749	32	24,678

Total ending allowance	$8,526	$6,467	$11,953	$1,866	$32	$28,844

	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total Loans
June 30, 2011
Allowance for credit losses:
Individually evaluated for impairment	$1,304	$456	$1,008	$—	$—	$2,768
Collectively evaluated for impairment	6,014	6,234	10,911	2,113	—	25,272

Total ending allowance	$7,318	$6,690	$11,919	$2,113	$—	$28,040

	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total Loans
June 30, 2012
Recorded investment in loans:
Individually evaluated for impairment	$14,934	$3,458	$14,467	$96	$—	$32,955
Collectively evaluated for impairment	524,136	73,519	496,876	29,093	6,051	1,129,675

Total recorded investment in loans	$539,070	$76,977	$511,343	$29,189	$6,051	$1,162,630

	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total Loans
December 31, 2011
Recorded investment in loans:
Individually evaluated for impairment	$10,736	$8,369	$13,369	$117	$—	$32,591
Collectively evaluated for impairment	536,707	81,042	509,416	34,624	5,690	1,167,479

Total recorded investment in loans	$547,443	$89,411	$522,785	$34,741	$5,690	$1,200,070

	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total Loans
June 30, 2011
Recorded investment in loans:
Individually evaluated for impairment	$7,165	$13,077	$17,124	$117	$—	$37,483
Collectively evaluated for impairment	532,151	116,796	513,901	39,265	4,692	1,206,805

Total recorded investment in loans	$539,316	$129,873	$531,025	$39,382	$4,692	$1,244,288

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

	June 30 2012					December 31 2011
	Pass	Special Mention	Sub- Standard	Doubtful	Total	Pass	Special Mention	Sub- standard	Doubtful	Total
Commercial	$449,062	$47,453	$65,921	$996	$563,432	$437,475	$56,172	$79,229	$301	$573,177
Real estate – construction	36,915	9,197	16,673	219	63,004	35,622	14,304	23,667	757	74,350
Real estate – mortgage	55,175	8,603	11,670	64	75,512	57,089	7,363	14,517	171	79,140
Consumer	—	—	—	—	—	—	—	—	—	—
Other	5,343	—	—	—	5,343	4,954	—	—	—	4,954

Total	$546,495	$65,253	$94,264	$1,279	$707,291	$535,140	$77,839	$117,413	$1,229	$731,621

An analysis of the changes in the allowance for credit losses follows (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Balance, beginning of period	$27,918	$29,057	$28,844	$28,752
Loans charged off:
Secured by owner-occupied nonfarm nonresidential properties	227	331	1,146	454
Secured by other nonfarm nonresidential properties	505	156	610	368
Other commercial and industrial	274	772	585	1,637

Total Commercial	1,006	1,259	2,341	2,459

Construction loans – 1-4 family residential	210	83	210	101
Other construction and land development	1,684	1,031	2,532	2,147

Total Real estate – construction	1,894	1,114	2,742	2,248

Closed-end loans secured by 1 to 4 family residential properties	2,027	876	2,526	2,612
Lines of credit secured by 1 to 4 family residential properties	300	932	2,169	1,393

Total Real estate – mortgage	2,327	1,808	4,695	4,005

Credit cards	99	75	211	179
Other consumer loans	149	255	320	531

Total consumer	248	330	531	710

Total other	2	—	2	1,300

Total chargeoffs	5,477	4,511	10,311	10,722

Recoveries of loans previously charged off:
Total Commercial	101	61	176	198
Total Real estate – construction	10	98	185	184
Total Real estate – mortgage	270	182	400	295
Total Consumer	48	117	121	221
Total Other	1	16	13	19

Total Recoveries	430	474	895	917

Net loans charged off	5,047	4,037	9,416	9,805
Provision for credit losses	2,360	3,020	5,803	9,093

Balance, end of period	$25,231	$28,040	$25,231	$28,040

Loans totaling $5,741,000 and $7,851,000, as of June 30, 2012 and December 31, 2011, respectively, were held for sale, and stated at the lower of cost or market on an individual basis.

Loans totaling $475,237,000 and $506,449,000, as of June 30, 2012 and December 31, 2011, respectively, were pledged to secure lines of the credit with the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank of Richmond.

Note 5 — Stock Compensation Plans

The Company recorded $19,000 and $67,000 of total stock-based compensation expense for the six-month periods ended June 30, 2012 and June 30, 2011, respectively. The reduced expense during the current period is primarily due to revised expectations as to the achievement of certain conditions affecting the vesting of outstanding performance based awards. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related stock options, restricted stock grants or restricted stock units and is reported under personnel expense. This expense had no impact on the Company’s reported cash flows. As of June 30, 2012, there was $688,000 of total unrecognized stock-based compensation expense. This expense will be fully recognized by December of 2015.

For purposes of determining estimated fair value of stock options, restricted stock grants and restricted stock units, the Company has computed the estimated fair values of all stock-based compensation using the Black-Scholes option pricing model and, for stock options and restricted stock grants granted prior to December 31, 2011, has applied the assumptions set forth in the Annual Report.

On January 11, 2012, the Company’s Board of Directors awarded a total of 121,616 restricted stock units to certain executive officers. The fair value of these restricted stock units is $3.89 per unit, which was the closing price of the Company’s common stock on that date. Half of the restricted stock units vest over a period of four years and half vest, subject to meeting certain performance criteria, over a period of three years. Vesting is also subject to the Company repurchasing, or the U.S. Department of the Treasury (the “U.S. Treasury”) selling, some or all of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) issued by the U.S. Treasury under the Capital Purchase Program (the “CPP). The stock-based compensation expense for these awards was immaterial for the first six months of 2012.

Note 6 — Fair Value of Financial Instruments

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

Financial instruments with off-balance sheet risk. The carrying value of financial instruments with off-balance sheet risk is considered to approximate fair value, since a large majority of these future financing commitments would result in loans that have variable rates and/or relatively short terms to maturity. For other commitments, generally of a short-term nature, the carrying value is considered to be a reasonable estimate of fair value. The various financial instruments are disclosed in Note 16 in the Notes to Consolidated Financial Statements of the Annual Report.

The table below presents the estimated fair values of financial instruments as of June 30, 2012 and December 31, 2011 (in thousands):

		Estimated Fair Value
June 30, 2012	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets:
Cash and short term investments	$61,942	$61,942	$—	$—	$61,942
Loans	1,162,630	—	—	1,153,042	1,153,042
Financial liabilities:
Deposits	1,449,197	—	1,451,459	—	1,451,459
Wholesale repurchase agreements	21,000	—	23,643	—	23,643
Junior Subordinated notes	25,774	—	—	10,921	10,921
FHLB borrowings	64,000	—	65,065	—	65,065

		Estimated Fair Value
December 31, 2011	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets:
Cash and short term investments	$53,992	$53,992	$—	$—	$53,992
Loans	1,200,070	—	—	1,197,885	1,197,885
Financial liabilities:
Deposits	1,418,676	—	1,420,704	—	1,420,704
Wholesale repurchase agreements	21,000	—	23,772	—	23,772
Junior Subordinated notes	25,774	—	—	10,857	10,857
FHLB borrowings	86,700	—	87,911	—	87,911

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

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities at June 30, 2012	$—	$380,617	$8,351
Available for sale securities at December 31, 2011	—	330,626	7,185

The table below presents the assets measured at fair value on a non-recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Loans held for sale at June 30, 2012	$—	$5,741	$—
Loans held for sale at December 31, 2011	—	7,851	—
Real estate acquired in settlement of loans at June 30, 2012	—	—	24,491
Real estate acquired in settlement of loans at December 31, 2011	—	—	30,587
Impaired loans, net of allowance at June 30, 2012	—	—	29,880
Impaired loans, net of allowance at December 31, 2011	—	—	28,425

Note 7 — U.S. Treasury Capital Purchase Program (CPP)

On December 12, 2008, the Company issued and sold to the U.S. Treasury (i) 52,372 shares of Series A Preferred Stock and (ii) a warrant (the “Warrant”) to purchase 2,567,255 shares of the Company’s common stock at an exercise price of $3.06 per share, for an aggregate purchase price of $52,372,000 in cash. The Warrant may be exercised by U.S. Treasury at any time before it expires on December 12, 2018. The fair value of the Warrant of $1,497,000 was estimated on the date of the grant using the Black-Scholes option-pricing model. The Series A Preferred Stock pays cumulative dividends of five percent for the first five years and nine percent thereafter, unless the Company redeems the shares.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of Bancorp including but not limited to Bancorp’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation: (1) recently enacted legislation, or legislation enacted in the future, or any proposed federal programs may subject Bancorp to increased regulation and may adversely affect Bancorp; (2) the strength of the United States economy generally, and the strength of the local economies in which Bancorp conducts operations, may be different than expected, resulting in, among other things, a continued deterioration in credit quality, including the resultant effect on Bancorp’s loan portfolio and allowance for credit losses; (3) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”); (4) inflation, deflation, interest rate, market and monetary fluctuations; (5) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate and market liquidity conditions) and the impact of such conditions on Bancorp’s capital markets and capital management activities; (6) the timely development of competitive new products and services by Bancorp and the acceptance of these products and services by new and existing customers; (7) the willingness of customers to accept third party products marketed by Bancorp; (8) the willingness of customers to substitute competitors’ products and services for Bancorp’s products and services and vice versa; (9) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking and securities); (10) technological changes; (11) changes in consumer spending and saving habits; (12) the effect of corporate restructurings, acquisitions and/or dispositions, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (13) the current stresses in the financial and real estate markets, including possible continued deterioration in property values; (14) unanticipated regulatory or judicial proceedings; (15) the impact of changes in accounting policies by the Securities and Exchange Commission (the “SEC”); (16) adverse changes in financial performance and/or condition of Bancorp’s borrowers which could impact repayment of such borrowers’ outstanding loans; and (17) Bancorp’s success at managing the risks involved in the foregoing. Bancorp cautions that the foregoing list of important factors is not exhaustive. See also those risk factors identified in the section headed “Risk Factors”, beginning on page 13 of Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 22, 2012 (the “Annual Report”). Bancorp undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time by or on behalf of Bancorp.

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

Application of Critical Accounting Policies

The accounting and reporting policies of the Company and its subsidiary comply with accounting principles generally accepted in the United States and conform to standards within the banking industry. The preparation of the financial information contained in this Quarterly Report on Form 10-Q requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s management evaluates these estimates on an ongoing basis. A summary of the allowance for credit losses, the most complex and subjective accounting policy of the Company, is discussed under the heading “Asset Quality and Allowance for Credit Losses” as well as in Note 4 of the Notes to Consolidated Financial Statements.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net Interest Income

Net interest income for the second quarter of 2012, on a taxable equivalent basis, was $16.4 million, a decrease of $0.2 million, or 1.2%, from $16.6 million for the second quarter of 2011. Average earning assets in the second quarter of 2012 decreased $22.6 million, or 1.4%, to $1.59 billion, compared to $1.61 billion in the second quarter of 2011. Average interest-bearing liabilities in the second quarter of 2012 decreased $62.2 million, or 4.4%, to $1.35 billion, compared to $1.42 billion in the second quarter of 2011. Taxable equivalent net interest margin increased to 4.16% for the second quarter of 2012, compared to 4.14% for the second quarter of 2011. The interest rate spread increased in the second quarter of 2012 by four basis points compared to the second quarter of 2011.

The increase in net interest margin and interest rate spread was driven primarily by a lower cost of funds rate partially offset by an overall lower yield on the investment portfolio and a lower yield on the loan portfolio. The par value of the Company’s investment in U.S. government agency securities decreased to $36.0 million at June 30, 2012 from $92.3 million at June, 30, 2011 due to calls on higher yielding securities. At June 30, 2012, the par value of the Company’s investment in corporate bonds was $152.8 million compared to $56.8 million at June 30, 2011. The weighted average duration of the Company’s investment securities was 3.1 years at June 30, 2012, compared to 5.6 years at June 30, 2011. The sustained low interest rate environment continues to impact loan yields. The annualized average yield on loans decreased to 4.99% for the three months ended June 30, 2012 compared to 5.16% for the three months ended June 30, 2011. The average yield on earning assets during the second quarter of 2012 was 31 basis points lower than the average yield on earning assets during the comparable period in 2011, while the average rate on interest-bearing liabilities decreased by 36 basis points during the same time period. The highest cost category of deposits remains retail time deposits, which had an average interest rate of 0.76% for the second quarter 2012. Approximately $124.9 million of retail time deposits with a weighted average rate of 0.58% will mature in the third quarter of 2012. An additional $62.5 million of retail time deposits with approximately the same weighted average rate will mature by year end 2012. The following table provides an analysis of average volumes, yields and rates and net interest income on a taxable equivalent basis for the three months ended June 30, 2012 and 2011.

(Fully taxable equivalent basis1, dollars in thousands)

	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
	Average Balance	Interest Income/ Expense	Annualized Average Yield/Rate	Average Balance	Interest Income/ Expense	Annualized Average Yield/Rate
Earning assets:
Loans receivable[2]	$1,176,015	$14,581	4.99%	$1,298,832	$16,694	5.16%
Taxable securities	373,176	3,517	3.79	251,964	2,953	4.70
Tax exempt securities	17,806	281	6.35	16,255	282	6.96
FHLB stock	7,559	27	1.44	9,664	21	0.86
Interest-bearing bank balances	12,033	5	0.17	32,514	20	0.25
Federal funds sold	—	—	—	—	—	—

Total earning assets	1,586,589	18,411	4.67	1,609,229	19,970	4.98

Non-earning assets:
Cash and due from banks	26,616			35,781
Premises and equipment	36,578			37,706
Other assets	121,922			107,384
Allowance for credit losses	(27,963)			(29,988)

Total assets	$1,743,742	$18,411		$1,760,112	$19,970

Interest-bearing liabilities:
Savings deposits	$44,707	$6	0.05%	$41,598	$10	0.10%
NOW deposits	434,307	349	0.32	439,153	710	0.65
Money market deposits	375,501	344	0.37	358,642	703	0.79
Time deposits	364,675	686	0.76	429,205	1,151	1.08
Other borrowings	47,282	342	2.91	61,279	492	3.22
Borrowings from Federal Home Loan Bank	87,505	269	1.24	86,299	284	1.32

Total interest-bearing liabilities	1,353,977	1,996	0.59	1,416,176	3,350	0.95

Other liabilities and shareholders’ equity:
Demand deposits	201,997			165,070
Other liabilities	19,154			15,902
Shareholders’ equity	168,614			162,964

Total liabilities and shareholders’ equity	$1,743,742	1,996		$1,760,112	3,350

Net interest income and net interest margin[3]		$16,415	4.16%		$16,620	4.14%

Interest rate spread[4]			4.07%			4.03%

[1]

Income related to securities exempt from federal income taxes is stated on a fully taxable equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $92 for 2012 and $91 for 2011.

[2]

The average loans receivable balances include non-accruing loans. Amortization of loan fees, net of deferred costs, of $120 and $150 for the three months ended June 30, 2012 and 2011, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.
[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense

In the second quarter of 2012, noninterest income decreased to $1.0 million, from $2.4 million during the same period in 2011. Writedowns and losses on sales of real estate acquired in settlement of loans increased to $3.0 million, from $1.6 million during the same period last year. No investment securities were sold during the three months ended June 30, 2012 or June 30, 2011. Retail Banking income decreased 9.0% to $2.3 million in the second quarter of 2012 from $2.6 million in the second quarter of 2011 due primarily to ongoing regulatory changes in the industry and changes in consumer behavior. Mortgage Banking revenue increased to $0.6 million in the second quarter of 2012, compared to $0.3 million in the second quarter of 2011, due to higher volume of mortgage originations.

In the second quarter of 2012, noninterest expense decreased to $13.7 million from $14.6 million in the second quarter of 2011. Federal Deposit Insurance Corporation (“FDIC”) insurance expense decreased to $0.4 million in the second quarter of 2012 from $0.6 million in the second quarter of 2011. On February 7, 2011, the FDIC adopted a new assessment formula, which became effective in the second quarter of 2011. The application of the new assessment formula had the effect of reducing the Bank’s assessments. In the third quarter of 2011, the Bank received a new risk rating which further reduced the Bank’s assessments. In addition, since March 31, 2011 the Company recorded decreases in personnel expense, furniture and equipment expense, and legal and professional expense as a result of the Company’s continued focus on efficiency and a disciplined cost management culture.

The following table presents the details of Other Noninterest Expense (dollars in thousands):

	Three Months Ended
	June 30,		Percentage
	2012	2011	Variance

Other noninterest expense:
Advertising	$386	$376	2.7%
Bankcard expense	103	161	(36.0)
Postage	189	146	29.5
Telephone	172	175	(1.7)
Amortization of core deposit intangible	182	182	0.0
Stationery, printing and supplies	100	104	(3.8)
Other expense	1,121	1,415	(20.8)

Total noninterest expense	$2,253	$2,559	(12.0)

Income Taxes

The Company recorded income tax expense of $312,000 for the second quarter of 2012, compared to income tax expense of $190,000 for the second quarter of 2011. The Company’s effective tax rate was 25.3% for the three-month period ended June 30, 2012, compared to 14.3% for the second quarter of 2011. The change in the effective tax rate is primarily a result of an increase in the 2012 income tax expense to reflect a higher expected tax rate for the full year ending December 31, 2012, from that expected at June 30, 2011 for the full year ending December 31, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net Interest Income

Net interest income for the first half of 2012, on a taxable equivalent basis, was $32.7 million, a decrease of $1.4 million, or 4.1%, from $34.1 million for the first half of 2011. Average earning assets in the first half of 2012 decreased $50.8 million, or 3.1%, to $1.58 billion, compared to $1.66 billion in the first half of 2011. Average interest-bearing liabilities in the first half of 2012 decreased $77.3 million, or 5.4%, to $1.36 billion, compared to $1.44 billion in the first half of 2011. Taxable equivalent net interest margin decreased to 4.15% for the first half of 2012, compared to 4.21% for the first half of 2011, a decrease of six basis points. The interest rate spread decreased in the first half of 2012 by three basis points compared to the first half of 2011.

The decrease in net interest margin and interest rate spread was driven primarily by an overall lower yield the investment portfolio and a lower yield on the loan portfolio, partially offset by a lower cost of funds rate. The par value of the Company’s investment in U.S. government agency securities decreased to $36.0 million at June 30, 2012 from $92.3 million at June 30, 2011 due to calls on higher yielding securities. At June 30, 2012, the par value of the Company’s investment in corporate bonds was $152.8 million compared to $56.8 million at June 30, 2011. The weighted average duration of the Company’s investment securities was 3.1 years at June 30, 2012, compared to 5.6 years at June 30, 2011. For the six months ended June 30, 2012, the annualized average yield on loans decreased to 5.01% from 5.20% for the six months ended June 30, 2011. The net interest margin is also impacted by changes in interest income from nonaccrual loans. For the six months ended June 30, 2012, nonaccrual interest decreased the net interest margin by nine basis points compared to 12 basis points for the six months ended June 30, 2011. The average yield on earning assets during the first half of 2012 was 35 basis points lower than the average yield on earning assets during the comparable period in 2011, while the average rate on interest-bearing liabilities decreased by 33 basis points during the same time period. The following table provides an analysis of average volumes, yields and rates and net interest income on a taxable equivalent basis for the six months ended June 30, 2012 and 2011.

(Fully taxable equivalent basis1, dollars in thousands)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Average Balance	Interest Income/ Expense	Annualized Average Yield/Rate	Average Balance	Interest Income/ Expense	Annualized Average Yield/Rate
Earning assets:
Loans receivable[2]	$1,183,528	$29,503	5.01%	$1,316,817	$33,930	5.20%
Taxable securities	355,474	6,882	3.89	270,038	6,407	4.78
Tax exempt securities	17,807	573	6.47	15,970	564	7.13
FHLB stock	7,372	51	1.39	10,029	42	0.84
Interest-bearing bank balances	18,005	20	0.22	20,115	24	0.24
Federal funds sold	—	—	—	—	—	—

Total earning assets	1,582,186	37,029	4.71	1,656,974	40,967	5.06

Non-earning assets:
Cash and due from banks	26,482			31,911
Premises and equipment	36,510			38,175
Other assets	123,357			107,306
Allowance for credit losses	(28,573)			(29,941)

Total assets	$1,739,962	$37,029		$1,780,420	$40,967

Interest-bearing liabilities:
Savings deposits	$43,577	$14	0.06%	$40,898	$20	0.10%
NOW deposits	437,683	755	0.35	439,756	1,461	0.67
Money market deposits	376,668	801	0.43	338,314	1,255	0.75
Time deposits	373,783	1,559	0.84	450,727	2,526	1.13
Other borrowings	47,061	689	2.94	61,763	984	3.21
Borrowings from Federal Home Loan Bank	80,737	528	1.32	124,634	631	1.21

Total interest-bearing liabilities	1,359,509	4,346	0.64	1,436,819	6,877	0.97

Other liabilities and shareholders’ equity:
Demand deposits	193,172			164,355
Other liabilities	19,841			16,327
Shareholders’ equity	167,440			162,919

Total liabilities and shareholders’ equity	$1,739,962	4,346		$1,780,420	6,877

Net interest income and net interest margin[3]		$32,683	4.15%		$34,090	4.21%

Interest rate spread[4]			4.06%			4.09%

[1]

Income related to securities exempt from federal income taxes is stated on a fully taxable equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $188 for 2012 and $182 for 2011.

[2]

The average loans receivable balances include non-accruing loans. Amortization of loan fees, net of deferred costs, of $289 and $359 for the six months ended June 30, 2012 and 2011, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.
[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense

In the first half of 2012, noninterest income decreased to $4.0 million, from $6.9 million during the same period in 2011. Writedowns and losses on sales of real estate acquired in settlement of loans increased to $4.0 million, from $3.1 million during the same period last year. The Company recognized gains on the sale of investment securities of $2.0 million during the first half of 2011, whereas no investment securities were sold during the six months ended June 30, 2012. Retail Banking income decreased 9.4% to $4.6 million in the first half of 2012 from $5.1 million in the first half of 2011 due primarily to ongoing regulatory changes in the industry and changes in consumer behavior. Mortgage Banking revenue increased to $1.1 million in the first half of 2012, compared to $0.7 million in the first half of 2011, due to higher volume of mortgage originations.

In the first half of 2012, noninterest expense decreased to $27.3 million from $29.0 million in the first half of 2011. FDIC insurance expense decreased to $0.9 million in the first half of 2012 from $1.4 million in the first half of 2011. On February 7, 2011, the FDIC adopted a new assessment formula, which became effective in the second quarter of 2011. The application of the new assessment formula had the effect of reducing the Bank’s assessments. In the third quarter of 2011, the Bank received a new risk rating which further reduced the Bank’s assessments. In addition, since June 30, 2011 the Company recorded decreases in personnel expense, occupancy expense, and furniture and equipment expense as a result of the Company’s continued focus on efficiency and a disciplined cost management culture.

The following table presents the details of Other Noninterest Expense (dollars in thousands):

	Six Months Ended
	June 30,		Percentage
	2012	2011	Variance

Other noninterest expense:
Advertising	$783	$814	(3.8)%
Bankcard expense	212	293	(27.6)
Postage	386	360	7.2
Telephone	343	325	5.5
Amortization of core deposit intangible	363	363	0.0
Stationery, printing and supplies	215	251	(14.3)
Other expense	2,259	2,524	(10.5)

Total noninterest expense	$4,561	$4,930	(7.5)

Income Taxes

The Company recorded income tax expense of $929,000 for the first half of 2012, compared to income tax expense of $624,000 for the first half of 2011. The Company’s effective tax rate was 27.6% for the six-month period ended June 30, 2012, compared to 22.5% for the first half of 2011. The change in the effective tax rate is primarily a result of an increase in the 2012 income tax expense to reflect a higher expected tax rate for the full year ending December 31, 2012, from that expected at June 30, 2011 for the full year ending December 31, 2011.

Asset Quality and Allowance for Credit Losses

The Company’s allowance for credit losses, which is utilized to absorb actual losses in the loan portfolio, is analyzed monthly by management. This analysis includes a methodology that segments the loan portfolio into risk-graded loans and homogeneous loan classifications and considers the current status of the portfolio, historical chargeoff experience, current levels of delinquent, impaired and nonperforming loans and their underlying collateral values, as well as economic and other risk factors. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology employed and other analytical measures in comparison to a group of peer banks. The Bank, like many financial institutions, has recently faced a challenging credit environment and will likely continue to face similar challenges in the coming months unless there is a significant improvement in regional and national economic conditions. The majority of the Bank’s loan portfolio is comprised of loans secured by real estate, and is therefore subject to risk as a result of the weak real estate market. No assurances can be given that future economic conditions will not adversely affect borrowers and result in increases in credit losses and nonperforming asset levels.

The allowance for credit losses is maintained at a level consistent with management’s best estimate of probable credit losses incurred as of the balance sheet date. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management analyzes loans in the portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be needed if economic or other conditions differ substantially from the assumptions used.

At June 30, 2012, the allowance for credit losses was $25.2 million, or 2.17% of total loans outstanding, compared to $28.8 million, or 2.40% of loans outstanding at December 31, 2011, and $28.0 million, or 2.25% of loans outstanding, at June 30, 2011. At June 30, 2012, the allowance for credit losses was 72.75% of nonperforming loans compared to 71.16% at December 31, 2011, and 58.81% at June 30, 2011. Based on its analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for credit losses to be adequate. Additional information regarding the allowance for credit losses is presented in the table headed “Asset Quality Analysis” on the following page.

Nonperforming loans totaled $34.7 million at June 30, 2012 compared to $40.5 million at December 31, 2011 and $47.7 million at June 30, 2011. These changes reflect a trend of reductions in nonaccrual loans. Real estate acquired in settlement of loans (“OREO”) was $24.5 million at June 30, 2012, $30.6 million at December 31, 2011, and $25.7 million at June 30, 2011. Approximately $5.9 million was transferred from loans into OREO and approximately $10.2 million of OREO was disposed of during the first six months of 2012. A net loss of $4.0 million has been recorded on the disposition and writedown of OREO in the current year through June 30, 2012, compared to a net loss of $3.1 million in the first half of 2011. The Company recorded $523,000 of expenses on OREO during the first six months of 2012, compared to $782,000 in the first half of 2011. Nonperforming assets (comprised of nonaccrual loans, certain restructured loans and OREO) totaled $59.2 million, or 3.38% of total assets, at June 30, 2012, compared to $71.1 million, or 4.10% of total assets, at December 31, 2011 and $73.4 million, or 4.22% of total assets, a year ago.

The provision for credit losses charged to operations for the three months ended June 30, 2012 totaled $2.4 million, compared to $3.0 million for the three months ended June 30, 2011. Net chargeoffs for the three months ended June 30, 2012 were $5.0 million, or 1.73% of average loans held for investment on an annualized basis, compared to net chargeoffs of $4.0 million, or 1.25% of average loans held for investment on an annualized basis, for the three months ended June 30, 2011.

The provision for credit losses charged to operations for the six months ended June 30, 2012 totaled $5.8 million, compared to $9.1 million for the six months ended June 30, 2011. Net chargeoffs for the six months ended June 30, 2012 were $9.4 million, or 1.60% of average loans held for investment on an annualized basis, compared to net chargeoffs of $9.8 million, or 1.50% of average loans held for investment on an annualized basis, for the six months ended June 30, 2011.

The Company is developing a plan to accelerate the work-out and disposition of a substantial portion of remaining problem assets. This is expected to be completed by December 31, 2012. The greatest impact on the Company’s financial performance will likely occur during the third quarter of this year as a determination is made regarding which assets will be sold in an orderly market and which will be sold in a liquidation market. It is anticipated that the Company will report a net loss in the third quarter as the disposition write-downs become estimable. It is further anticipated that the implementation of this plan will rapidly lead to improved earnings in future periods and cause credit related costs to fall to a fraction of their recent levels.

Asset Quality Analysis

(dollars in thousands)

	Three Months Ended June 30, 2012	Year Ended December 31, 2011	Three Months Ended June 30, 2011
Allowance for credit losses:
Balance, beginning of period	$27,918	$28,752	$29,057
Loans charged off:
Secured by owner-occupied nonfarm nonresidential properties	227	1,131	331
Secured by other nonfarm nonresidential properties	505	956	156
Other commercial and industrial	274	2,958	772

Total Commercial	1,006	5,045	1,259

Construction loans – 1-4 family residential	210	209	83
Other construction and land development	1,684	3,776	1,031

Total Real estate – construction	1,894	3,985	1,114

Closed-end loans secured by 1 to 4 family residential properties	2,027	3,603	876
Lines of credit secured by 1 to 4 family residential properties	300	2,443	932
Loans secured by 5 or more family residential properties	—	776	—

Total Real estate – mortgage	2,327	6,822	1,808

Credit cards	99	398	75
Other consumer loans	149	1,047	255

Total Consumer	248	1,445	330

Total Other	2	1,300	—

Total chargeoffs	5,477	18,597	4,511

Recoveries of loans previously charged off:
Total Commercial	101	495	61
Total Real estate – construction	10	534	98
Total Real estate – mortgage	270	443	182
Total Consumer	48	401	117
Total Other	1	31	16

Total recoveries	430	1,904	474

Net loans charged off	5,047	16,693	4,037
Provision for credit losses	2,360	16,785	3,020

Balance, end of period	$25,231	$28,844	$28,040

Nonperforming Assets:
Commercial nonaccrual loans, not restructured	$10,331	$15,773	$17,839
Commercial nonaccrual loans, restructured	8,243	7,489	11,042
Non-commercial nonaccrual loans	8,195	9,569	10,075
Non-commercial nonaccrual loans, restructured	2,616	283	308

Total nonaccrual loans	29,385	33,114	39,264
Troubled debt restructured loans, accruing	5,230	7,406	8,351
Loans 90 days or more past due and still accruing	65	14	65

Total nonperforming loans	34,680	40,534	47,680
Real estate acquired in settlement of loans	24,491	30,587	25,729

Total nonperforming assets	$59,171	$71,121	$73,409

Asset Quality Percentages:
Nonperforming loans to total loans outstanding at end of period	2.98%	3.38%	3.83%
Nonperforming assets to total assets at end of period	3.38%	4.10%	4.22%
Allowance for credit losses as a percentage of total loans outstanding at end of period	2.17%	2.40%	2.25%
Allowance for credit losses to nonperforming loans	72.75%	71.16%	58.81%
Net chargeoffs as a percentage of average loans outstanding during the period (annualized for interim periods)	1.73%	1.32%	1.25%

	Six Months Ended June 30, 2012	Year Ended December 31, 2011	Six Months Ended June 30, 2011
Allowance for credit losses:
Balance, beginning of period	$28,844	$28,752	$28,752
Loans charged off:
Secured by owner-occupied nonfarm nonresidential properties	1,146	1,131	454
Secured by other nonfarm nonresidential properties	610	956	368
Other commercial and industrial	585	2,958	1,637

Total Commercial	2,341	5,045	2,459

Construction loans – 1-4 family residential	210	209	101
Other construction and land development	2,532	3,776	2,147

Total Real estate – construction	2,742	3,985	2,248

Closed-end loans secured by 1 to 4 family residential properties	2,526	3,603	2,612
Lines of credit secured by 1 to 4 family residential properties	2,169	2,443	1,393
Loans secured by 5 or more family residential properties	—	776	—

Total Real estate – mortgage	4,695	6,822	4,005

Credit cards	211	398	179
Other consumer loans	320	1,047	531

Total Consumer	531	1,445	710

Total Other	2	1,300	1,300

Total chargeoffs	10,311	18,597	10,722

Recoveries of loans previously charged off:
Total Commercial	176	495	198
Total Real estate – construction	185	534	184
Total Real estate – mortgage	400	443	295
Total Consumer	121	401	221
Total Other	13	31	19

Total recoveries	895	1,904	917

Net loans charged off	9,416	16,693	9,805
Provision for credit losses	5,803	16,785	9,093

Balance, end of period	$25,231	$28,844	$28,040

Nonperforming Assets:
Commercial nonaccrual loans, not restructured	$10,331	$15,773	$17,839
Commercial nonaccrual loans, restructured	8,243	7,489	11,042
Non-commercial nonaccrual loans	8,195	9,569	10,075
Non-commercial nonaccrual loans, restructured	2,616	283	308

Total nonaccrual loans	29,385	33,114	39,264
Troubled debt restructured loans, accruing	5,230	7,406	8,351
Loans 90 days or more past due and still accruing	65	14	65

Total nonperforming loans	34,680	40,534	47,680
Real estate acquired in settlement of loans	24,491	30,587	25,729

Total nonperforming assets	$59,171	$71,121	$73,409

Asset Quality Percentages:
Nonperforming loans to total loans outstanding at end of period	2.98%	3.38%	3.83%
Nonperforming assets to total assets at end of period	3.38%	4.10%	4.22%
Allowance for credit losses as a percentage of total loans outstanding at end of period	2.17%	2.40%	2.25%
Allowance for credit losses to nonperforming loans	72.75%	71.16%	58.81%
Net chargeoffs as a percentage of average loans outstanding during the period (annualized for interim periods)	1.60%	1.32%	1.50%

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

During the first six months of 2012, the Company had net cash provided by operating activities of $14.8 million, compared to $94.1 million of net cash provided by operating activities in the first six months of 2011. The decrease was primarily the result of the Company’s sale of $73.0 million of loans in connection with the sale of its Harrisonburg, Virginia operations in May 2011. In addition, there was a gain on the sale of securities of $2.0 million during the first half of 2011, while no securities were sold during the first half of 2012.

Net cash used by investing activities for the first six months of 2012 was $13.4 million, compared to net cash provided by investing activities in the first six months of 2011 of $32.3 million. This change is primarily attributable to purchases of securities available for sale of $107.2 million during the first half of 2012, compared to $27.4 million in purchases during the same period last year. Proceeds from securities sales, maturities and calls were $65.3 million during the first half of 2012, compared to $58.6 million during the first half of 2011. During the first six months of 2012, there was a decrease in loans of $22.1 million compared to an increase in loans of $3.1 million during the same period last year.

During the six months ended June 30, 2012, financing activities provided $6.6 million, compared to net cash used by financing activities of $74.7 million during the same period of 2011. The change was primarily the result of an increase in time deposits of $12.8 million during the first half of 2012, compared to a decrease of $59.7 million for these deposits during the first half of 2011.

Cash and cash equivalents totaled $61.9 million at June 30, 2012, compared to $54.0 million at December 31, 2011 and $80.8 million at June 30, 2011.

The Company has borrowing capacity of approximately $265.0 million with the FHLB, of which approximately $151.0 million was available at June 30, 2012. These borrowings are collateralized by FHLB stock, investment securities, qualifying 1 to 4 family residential mortgage loans, and qualifying commercial real estate loans. The Bank provides various reports to the FHLB on a regular basis to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the line of credit. The Bank also has $15.5 million of borrowing capacity through the Federal Reserve Bank System, of which none was used as of June 30, 2012. The line with the Federal Reserve Bank of Richmond (“Federal Reserve Bank”) is collateralized using investment securities and qualified loans. In addition, the Bank has $25 million in unsecured, overnight Federal Funds lines with correspondent banks.

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

The following table summarizes the results of the Company’s income simulation model as of March 31, 2012, the most currently available review date.

	Change in Net Interest Income
	Year 1	Year 2
Change in Market Interest Rates:
200 basis point ramped increase	.25%	(.78)%
Base case – no change	—	(1.50)%
100 basis point ramped decrease	.21%	(3.40)%

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

The Company did not repurchase any of its equity securities during 2011 or the first two quarters of 2012.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Commissioner, the Federal Reserve and the FDIC, which are the primary banking regulatory agencies for the Bank and the Company, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the regulatory guidelines.

As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of June 30, 2012.

	Regulatory Capital
	Well Capitalized	Adequately Capitalized	Company	Bank

Total Capital	10.0%	8.0%	14.73%	14.52%
Tier 1 Capital	6.0	4.0	13.45	13.24
Leverage Capital	5.0	4.0	10.65	10.49

The Company holds $3.2 million of the $52.4 million received from the U.S. Treasury under the CPP, which may be invested in the Bank to increase the Bank’s total risk based capital percentage from the present level of 14.52%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of future period net interest income or other comprehensive income.

The Company considers interest rate risk to be its most significant market risk, which is discussed under the heading “Interest Rate Risk Management” on page 37.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management, including its CEO, CFO and Chief Accounting Officer (“CAO”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of June 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation, and amendments thereto, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

3.2	Articles of Merger of FNB with and into LSB, including amendments to the Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

3.3	Amended and Restated Bylaws adopted by the Board of Directors on August 17, 2004 and amended on July 23, 2008 (with identified Bylaw approved by the shareholders) incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009 (SEC File No. 000-11448).

4.1	Specimen certificate of common stock, $5.00 par value, incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

4.2	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.02 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.3	Guarantee Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.03 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.4	Indenture, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.04 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.5	Articles of Amendment, filed with the North Carolina Department of the Secretary of State on December 12, 2008, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.6	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.7	Warrant for Purchase of Shares of Common Stock issued by Bancorp to the United States Department of the Treasury on December 12, 2008, incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

10.1	Benefit Equivalency Plan of FNB Southeast, effective January 1, 1994 incorporated herein by reference to Exhibit 10 of the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the SEC (SEC File No. 000-13086).*

10.2	1994 Director Stock Option Plan, incorporated herein by reference to Exhibit 4 of the Registration Statement on Form S-8 filed with the SEC on July 15, 1994 (SEC File No. 33-81664).*

10.3	1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1995 filed with the SEC on March 28, 1996 (SEC File No. 000-11448).*

10.4	Omnibus Equity Compensation Plan, incorporated herein by reference to Exhibit 10(B) of the Annual Report on Form 10-KSB40 for the fiscal year ended December 31, 1996, filed with the SEC on March 31, 1997 (SEC File No. 000-13086).*

10.5	Amendment to Benefit Equivalency Plan of FNB Southeast, effective January 1, 1998., incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 25, 1999 (SEC File No. 000-13086).*

10.6	Amendment Number 1 to 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).*

10.7	Long Term Stock Incentive Plan for certain senior management employees of FNB Southeast incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003 (SEC File No. 000-13086).*

10.8	Form of Stock Option Award Agreement for a Director adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.9	Form of Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.10	Form of Amendment to the applicable Grant Agreements under the 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.11	Form of Amendment to the Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.12	Restated Form of Director Fee Deferral Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.13	Form of Stock Appreciation Rights Award Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.14	FNB Amended and Restated Directors Retirement Policy, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.15	Amendment to the FNB Directors and Senior Management Deferred Compensation Plan Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, FNB Southeast and FNB, dated July 31, 2007, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K, filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.16	Directors and Senior Management Deferred Compensation Plan Trust Agreement between FNB Southeast and Morgan Trust Company, incorporated herein by reference to Exhibit 99.7 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.17	Second Amendment to the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, Bancorp and the Bank, which is incorporated by reference to Exhibit 99.8 of the current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448). *

10.18	Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.19	First Amendment to the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.10 of the Current Report on Form 8-K, filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.20	Bancorp Amended and Restated Long Term Stock Incentive Plan, formerly the “FNB Long Term Stock Incentive Plan” (the “2006 Omnibus Plan”), incorporated herein by reference to Exhibit 10.27 of the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 (SEC File No. 000-11448).*

10.21	Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.44 of the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.22	Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.45 of the Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.23	Letter Agreement, dated December 12, 2008, between Bancorp and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and the Warrant, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

10.24	Form of Employment Agreement Amendment, dated December 12, 2008 among Bancorp, the Bank and the senior executive officers of Bancorp, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).*

10.25	Promissory Note by Ramsey K. Hamadi in favor of the Bank incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on April 21, 2009 (SE File No. 000-11448).*

10.26	Excessive and Luxury Expenditure Policy of Bancorp and the Bank, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 9, 2009 (SEC File No. 000-11448)

10.27	Employment and Change of Control Agreement among Bancorp, the Bank and Pressley A. Ridgill, executed September 9, 2009, and effective January 1, 2010, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 11, 2009 (SEC File No. 000-11448).*

10.28	Form of Amendment to Employment and Change of Control Agreement, dated September 16, 2009, among Bancorp, the Bank and the senior executive officers of Bancorp, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on September 16, 2009 (SEC File No. 000-11448).*

10.29	Employment and Change of Control Agreement with William W. Budd, Jr. incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on March 11, 2010 (SEC File No. 000-11448).*

10.30	Employment and Change of Control Agreement with Robin S. Hager, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed with the SEC on August 3, 2010 (SEC File No. 000-11448).*

10.31	Employment and Change of Control Agreement among Bancorp, the Bank and David P. Barksdale, dated January 12, 2012, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on January 30, 2012 (SEC File No. 000-11448).*

10.32	Employment and Change of Control Agreement among Bancorp, the Bank and Ramsey K. Hamadi, dated March 2, 2012, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on March 2, 2012 (SEC File No. 000-11448).*

10.33	Second Amendment to the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 11, 2012 incorporated herein by reference to Exhibit 10.33 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.34	Third Amendment to the Trust Agreement for the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy, effective March 5, 2012 incorporated herein by reference to Exhibit 10.34 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.35	Appointment of Successor Trustee under the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management dated March 5, 2012 incorporated herein by reference to Exhibit 10.35 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.36	Second Form of Restricted Stock Award Agreement adopted under the Amended and Restated comprehensive Equity Compensation Plan for Directors and Employees incorporated herein by reference to Exhibit 10.36 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.37	Third Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees incorporated herein by reference to Exhibit 10.37 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.38	Fourth Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees incorporated herein by reference to Exhibit 10.38 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Financial Statements filed in XBRL format.

*	Management contract and compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2012	NEWBRIDGE BANCORP
(Registrant)

	By:	/s/ Ramsey K. Hamadi
Name: Ramsey K. Hamadi
Title: Senior Executive Vice President and Chief Financial Officer (Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.