Form 10-Q
period 2012-09-30
NEWBRIDGE BANCORP
filed 2012-11-14
CIK 714530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2012

Commission File Number: 000-11448

NewBridge Bancorp

(Exact name of Registrant as specified in its Charter)

North Carolina	56-1348147
(State of Incorporation)	(I.R.S. Employer Identification No.)

1501 Highwoods Boulevard, Suite 400
Greensboro, North Carolina	27410
(Address of principal executive offices)	(Zip Code)

(336) 369-0900

(Registrant's telephone number, including area code)

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

At November 13, 2012, 15,655,868 shares of the registrant’s common stock were outstanding.

NEWBRIDGE BANCORP

FORM 10-Q

TABLE OF CONTENTS

		Page

PART I
Financial Information

Item 1	Financial Statements	3
	Consolidated Balance Sheets September 30, 2012 and December 31, 2011	3
	Consolidated Statements of Income Three Months and Nine Months Ended September 30, 2012 and 2011	4
	Consolidated Statements of Comprehensive Income Three Months and Nine Months Ended September 30, 2012 and 2011	5
	Consolidated Statements of Changes in Shareholders’ Equity Nine Months Ended September 30, 2012 and 2011	6
	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2012 and 2011	7
	Notes to Consolidated Financial Statements	9
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4	Controls and Procedures	41

PART II
Other Information
Item 6	Exhibits	42

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

NewBridge Bancorp and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30	December 31
	2012	2011
	(Unaudited)
Assets
Cash and due from banks	$32,095	$27,629
Interest-bearing bank balances	10,646	26,363
Loans held for sale	7,074	7,851
Investment securities	387,376	337,811
Loans	1,168,747	1,200,070
Less allowance for credit losses	(35,016)	(28,844)
Net loans	1,133,731	1,171,226
Premises and equipment	36,637	36,225
Real estate acquired in settlement of loans	10,465	30,587
Bank-owned life insurance	44,940	43,727
Deferred tax assets	29,966	32,263
Other assets	20,979	20,882
Total assets	$1,713,909	$1,734,564

Liabilities
Noninterest-bearing deposits	$184,942	$172,351
NOW deposits	429,792	441,292
Savings and money market deposits	395,179	411,649
Time deposits	379,823	393,384
Total deposits	1,389,736	1,418,676
Borrowings from the Federal Home Loan Bank	117,200	86,700
Other borrowings	46,774	46,774
Accrued expenses and other liabilities	20,834	19,027
Total liabilities	1,574,544	1,571,177

Shareholders’ Equity
Preferred stock, par value $.01 per share:
Authorized 10,000,000 shares; issued and outstanding (liquidation preference $1,000 per share) – 52,372	52,014	51,789
Common stock, par value $5 per share:
Authorized 50,000,000 shares; issued and outstanding – 15,655,868	78,279	78,279
Paid-in capital	87,276	87,190
Directors’ deferred compensation plan	(468)	(575)
Retained deficit	(79,731)	(47,525)
Accumulated other comprehensive income (loss)	1,995	(5,771)
Total shareholders’ equity	139,365	163,387
Total liabilities and shareholders’ equity	$1,713,909	$1,734,564

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Income

(Unaudited; dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$14,084	$16,121	$43,587	$50,052
Interest on investment securities
Taxable	3,061	3,147	9,994	9,595
Tax exempt	186	190	571	572
Interest-bearing bank balances and federal funds sold	10	20	30	44
Total interest income	17,341	19,478	54,182	60,263

Interest Expense
Deposits	1,088	2,252	4,217	7,513
Borrowings from the Federal Home Loan Bank	232	275	760	907
Other borrowings	343	329	1,032	1,313
Total interest expense	1,663	2,856	6,009	9,733
Net interest income	15,678	16,622	48,173	50,530
Provision for credit losses	28,881	3,445	34,684	12,539
Net interest income after provision for credit losses	(13,203)	13,177	13,489	37,991

Noninterest Income
Retail banking	2,308	2,457	6,888	7,511
Mortgage banking services	732	395	1,848	1,088
Wealth management services	645	702	1,800	1,873
Gain on sale of investment securities	3	65	3	2,026
Writedowns and losses on sales of real estate acquired in settlement of loans	(10,587)	(799)	(14,571)	(3,871)
Bank-owned life insurance	326	303	1,171	1,015
Other	171	177	468	592
Total noninterest income	(6,402)	3,300	(2,393)	10,234

Noninterest Expense
Personnel	7,513	7,857	21,800	22,498
Occupancy	2,155	983	4,183	3,043
Furniture and equipment	832	896	2,495	2,784
Technology and data processing	1,039	960	3,074	2,970
Legal and professional	858	664	2,219	2,032
FDIC insurance	444	600	1,326	2,027
Real estate acquired in settlement of loans	479	451	1,002	1,233
Other	3,225	2,482	7,786	7,278
Total noninterest expense	16,545	14,893	43,885	43,865
Income (loss) before income taxes	(36,150)	1,584	(32,789)	4,360
Income tax expense (benefit)	(3,700)	501	(2,771)	1,125
Net Income (Loss)	(32,450)	1,083	(30,018)	3,235
Dividends and accretion on preferred stock	(729)	(730)	(2,188)	(2,188)
Net Income (Loss) available to common shareholders	$(33,179)	$353	$(32,206)	$1,047

Earnings (loss) per share
Basic	$(2.12)	$0.02	$(2.06)	$0.07
Diluted	$(2.12)	$0.02	$(2.06)	$0.06

Weighted average shares outstanding
Basic	15,655,868	15,655,868	15,655,868	15,655,868
Diluted	15,655,868	16,467,550	15,655,868	16,558,862

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited; dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net Income (Loss)	$(32,450)	$1,083	$(30,018)	$3,235
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains on securities:
Unrealized holding gains (losses) arising during period	2,863	160	7,797	1,197
Reclassification adjustment for (gains) losses included in net income	(2)	(39)	(2)	(1,226)
Defined benefit pension plans:
Amortization of post retirement benefit	(9)	(10)	(29)	(29)
Total other comprehensive income (loss)	2,852	111	7,766	(58)
Comprehensive Income (Loss)	$(29,598)	$1,194	$(22,252)	$3,177

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2012 and 2011

(Unaudited; dollars in thousands)

					Directors’		Accumulated
					Deferred	Retained	Other	Total
	Preferred	Common Stock		Paid-in	Compensation	Earnings	Comprehensive	Shareholders’
	Stock	Shares	Amount	Capital	Plan	(Deficit)	Income (Loss)	Equity
Balances at December 31, 2010	$51,490	15,655,868	$78,279	$87,048	$(618)	$(49,286)	$(995)	$165,918
Net Income						3,235		3,235
Change in accumulated other comprehensive income (loss) net of deferred income taxes							(58)	(58)
Dividends and accretion on preferred stock	224					(2,188)		(1,964)
Stock-based compensation expense				104				104
Common stock distributed					43			43
Balances at September 30, 2011	$51,714	15,655,868	$78,279	$87,152	$(575)	$(48,239)	$(1,053)	$167,278

Balances at December 31, 2011	$51,789	15,655,868	$78,279	$87,190	$(575)	$(47,525)	$(5,771)	$163,387
Net (Loss)						(30,018)		(30,018)
Change in accumulated other comprehensive income (loss) net of deferred income taxes							7,766	7,766
Dividends and accretion on preferred stock	225					(2,188)		(1,963)
Stock-based compensation expense				86				86
Common stock distributed					107			107
Balances at September 30, 2012	$52,014	15,655,868	$78,279	$87,276	$(468)	$(79,731)	$1,995	$139,365

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited; dollars in thousands)

	Nine Months Ended
	September 30
	2012	2011

Cash Flow from operating activities
Net Income (Loss)	$(30,018)	$3,235
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,585	4,346
Securities premium amortization and discount accretion, net	165	280
(Gain) loss on sale of securities	(3)	(2,026)
Mortgage banking services	(1,848)	(1,088)
Originations of loans held for sale	(114,385)	(72,928)
Proceeds from sales of loans held for sale	117,081	144,117
(Increase) decrease in deferred tax assets	(2,789)	309
(Increase) in income taxes receivable	(153)	-
Decrease in interest earned but not received	190	311
(Decrease) in interest accrued but not paid	(195)	(327)
Writedowns and losses on sales of real estate acquired in settlement of loans	14,571	3,871
Net (increase) decrease in other assets	(2.603)	2,251
Net increase in other liabilities	2,002	3,759
Provision for credit losses	34,684	12,539
Stock-based compensation	86	104
Net cash provided by operating activities	19,370	98,753

Cash Flow from investing activities
Purchases of securities available for sale	(170,690)	(86,418)
Proceeds from sales of securities available for sale	6,721	39,209
Proceeds from maturities, prepayments and calls of securities available for sale	127,812	75,063
Net (increase) decrease in loans	(4,618)	15,086
Purchases of premises and equipment	(2,686)	(3,076)
Proceeds from sales of premises and equipment	160	2,902
Proceeds from sales of real estate acquired in settlement of loans	12,977	7,358
Net cash provided by (used in) investing activities	(30,324)	50,124

Cash Flow from financing activities
Net increase (decrease) in demand deposits and NOW accounts	1,090	(10,978)
Net increase (decrease) in savings and money market accounts	(16,470)	47,932
Net (decrease) in time deposits	(13,561)	(94,278)
Net (decrease) in other borrowings	-	(15,000)
Net increase (decrease) in borrowings from FHLB	30,500	(39,700)
Dividends paid	(1,963)	(1,964)
Common stock distributed	107	43
Net cash (used in) financing activities	(297)	(113,945)
Increase (decrease) in cash and cash equivalents	(11,251)	34,932
Cash and cash equivalents at the beginning of the period	53,992	29,075
Cash and cash equivalents at the end of the period	$42,741	$64,007

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited; dollars in thousands)

	Nine Months Ended
	September 30
	2012	2011

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$6,204	$10,060
Income taxes	250	-

Supplemental disclosures of noncash transactions
Transfer of loans to real estate acquired in settlement of loans	$7,426	$10,980
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	12,881	(48)
Change in deferred income taxes	(5,086)	19
Change in shareholders’ equity	7,795	(29)

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and provisions for credit losses considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Through its branch network, the Bank provides a wide range of banking products to individuals, small to medium-sized businesses and other organizations in its market areas, including interest-bearing and noninterest-bearing checking accounts, certificates of deposit, individual retirement accounts, overdraft protection, personal and corporate trust services, safe deposit boxes, online banking, corporate cash management, brokerage, financial planning and asset management, mortgage loans and secured and unsecured loans.

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

Note 2 — Nonrecurring Adjustments

Occupancy expense for the three months and nine months ended September 30, 2012 includes $1.0 million in adjustments for impairments on facilities. Other expense for the three months and nine months ended September 30, 2012 includes $0.9 million in adjustments for various nonrecurring accruals.

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

	For the three months ended September 30		For the nine months ended September 30
	2012	2011	2012	2011
Basic:
Net income (loss) available to common shareholders	$(33,179)	$353	$(32,206)	$1,047
Weighted average shares outstanding	15,655,868	15,655,868	15,655,868	15,655,868
Net income (loss) per share, basic	$(2.12)	$0.02	$(2.06)	0.07
Diluted:
Net income (loss) available to common shareholders	$(33,179)	$353	$(32,206)	$1,047
Weighted average shares outstanding	15,655,868	15,655,868	15,655,868	15,655,868
Effect of dilutive securities:
Stock options	-	-	-	-
Restricted stock units	-	10,218	-	9,484
Warrant	-	801,464	-	893,510
Weighted average shares outstanding and dilutive potential shares outstanding	15,655,868	16,467,550	15,655,868	16,558,862
Net income (loss) per share, diluted	$(2.12)	$0.02	$(2.06)	$0.06

The calculation of diluted net income (loss) per share for the 2012 periods excludes the effect of normally dilutive restricted stock units of 50,472 and warrant of 791,539 for the three months and 33,054 and 732,867, respectively, for the nine months as these are antidilutive due to the net loss reported in these periods.

Note 4 — Investment Securities

Investment securities consist of the following (in thousands):

			September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)

U.S. Treasury securities	$19,999	$-	$-	$19,999	0.05%		0.06
U.S. government agency securities	36,996	135	-	37,131	1.74		0.41
Agency mortgage backed securities	23,963	2,569	-	26,532	5.28		2.40
Collateralized mortgage obligations	11,579	252	(1)	11,830	5.66		1.70
Commercial mortgage backed securities	53,960	2,196	(126)	56,030	3.34		3.54
Corporate bonds	150,578	4,978	(1,807)	153,749	3.26		3.51
Covered bonds	44,915	3,853	-	48,768	3.68		3.71
State and municipal obligations	18,048	779	-	18,827	6.21	(2)	4.27
Total debt securities	360,038	14,762	(1,934)	372,866	3.35	(2)	2.93
Federal Home Loan Bank stock	7,874	-	-	7,874
Other equity securities	5,775	861	-	6,636
Total investment securities	$373,687	$15,623	$(1,934)	$387,376

			December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)

U.S. government agency securities	$39,000	$147	$-	$39,147	2.79%		1.06
Agency mortgage backed securities	31,917	2,926	-	34,843	5.21		3.55
Collateralized mortgage obligations	23,599	168	(332)	23,435	4.69		2.03
Commercial mortgage backed securities	30,169	153	(33)	30,289	3.47		4.43
Corporate bonds	118,573	385	(4,282)	114,676	3.77		3.98
Covered bonds	61,414	1,243	(131)	62,526	5.25		2.12
State and municipal obligations	19,371	425	(288)	19,508	6.47	(2)	5.64
Total debt securities	324,043	5,447	(5,066)	324,424	4.13	(2)	3.37
Federal Home Loan Bank stock	7,185	-	-	7,185
Other equity securities	5,775	427	-	6,202
Total investment securities	$337,003	$5,874	$(5,066)	$337,811

(1) Average remaining duration to maturity, in years

(2) Fully taxable equivalent basis

All securities were classified as available for sale as of each date presented.

During 2012, the Company’s investment strategy has focused on corporate bonds in order to take advantage of higher yield potential compared to other available investment alternatives and to supplement earning asset growth. Accordingly, the balance of corporate bond investments has increased notably during the period. All corporate bond investments are investment grade, as determined by S&P and Moody’s credit ratings.

The following is a schedule of investment securities in a loss position as of September 30, 2012 (in thousands):

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities	$9,999	$-	$-	$-	$9,999	$-
Collateralized mortgage obligations	367	(1)	-	-	367	(1)
Commercial mortgage backed securities	13,442	(126)	-	-	13,442	(126)
Corporate bonds	2,484	(15)	23,183	(1,792)	25,667	(1,807)
State and municipal obligations	-	-	467	-	467	-
Total investment securities in a loss position	$26,292	$(142)	$23,650	$(1,792)	$49,942	$(1,934)

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

As of September 30, 2012, management does not intend to sell any of the securities classified as available for sale in the table above which have unrealized losses and believes that it is not likely that we will have to sell any such securities before a recovery of cost given the current liquidity position. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

Investment securities with an amortized cost of $94,642,000 and $79,211,000, as of September 30, 2012, and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes. The Bank has obtained $50,000,000 in letters of credit, which are used in lieu of securities to pledge against public deposits.

During the first nine months of 2012, the Company sold $6,721,000 of investments for a gain of $3,000. During the first nine months of 2011, the Company sold $39,209,000 of investments for a gain of $2,026,000. The investments sold by the Company in 2011 consisted of shorter-duration, odd-lot mortgage backed securities and certain corporate bonds.

Note 5 — Loans and Allowance for Credit Losses

Loans are summarized as follows (in thousands):

	September 30	December 31
	2012	2011
Secured by owner-occupied nonfarm nonresidential properties	$257,230	$269,972
Secured by other nonfarm nonresidential properties	200,848	157,594
Other commercial and industrial	94,536	119,877
Total Commercial	552,614	547,443

Construction loans – 1 to 4 family residential	9,850	7,781
Other construction and land development	66,276	81,630
Total Real estate – construction	76,126	89,411

Closed-end loans secured by 1 to 4 family residential properties	283,409	287,268
Lines of credit secured by 1 to 4 family residential properties	201,731	209,634
Loans secured by 5 or more family residential properties	20,698	25,883
Total Real estate – mortgage	505,838	522,785

Credit cards	7,408	7,649
Other revolving credit plans	9,139	9,444
Other consumer loans	11,441	17,648
Total Consumer	27,988	34,741

All other loans	6,181	5,690
Total Other	6,181	5,690

Total loans	$1,168,747	$1,200,070

Nonperforming assets are summarized as follows (in thousands):

	September 30	December 31
	2012	2011
Commercial nonaccrual loans, not restructured	$12,411	$15,773
Commercial nonaccrual loans, restructured	5,092	7,489
Non-commercial nonaccrual loans, not restructured	4,418	9,569
Non-commercial nonaccrual loans, restructured	1,007	283
Total nonaccrual loans	22,928	33,114
Troubled debt restructured loans, accruing	4,760	7,406
Accruing loans which are contractually past due 90 days or more	6	14
Total nonperforming loans	27,694	40,534
Real estate acquired in settlement of loans	10,465	30,587
Total nonperforming assets	$38,159	$71,121

Nonperforming loans to loans outstanding at end of period	2.37%	3.38%
Nonperforming assets to total assets at end of period	2.23%	4.10%
Allowance for credit losses to nonperforming loans	126.44%	71.16%

Restructured loans, performing(1)	$1,296	$4,888

(1)	Loans restructured in a prior calendar year at a market rate of interest and which have experienced at least six consecutive months of payment performance in accordance with the restructured terms.

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

Commitments to lend additional funds to borrowers whose loans have been restructured are not material at September 30, 2012.

The aging of loans is summarized in the following table (in thousands):

	30-89 days	90+ days	Nonaccrual	Total past due		Total loans
September 30, 2012	past due	past due	Loans	+ nonaccrual	Current	receivable
Secured by owner-occupied nonfarm nonresidential properties	$4,206	$-	$5,844	$10,050	$247,180	$257,230
Secured by other nonfarm nonresidential properties	1,088	-	4,934	6,022	194,826	200,848
Other commercial and industrial	1,211	-	657	1,868	92,668	94,536
Total Commercial	6,505	-	11,435	17,940	534,674	552,614

Construction loans – 1 to 4 family residential	101	-	470	571	9,279	9,850
Other construction and land development	1,843	-	3,298	5,141	61,135	66,276
Total Real estate – construction	1,944	-	3,768	5,712	70,414	76,126

Closed-end loans secured by 1 to 4 family residential properties	6,165	-	6,149	12,314	271,095	283,409
Lines of credit secured by 1 to 4 family residential properties	2,473	-	1,325	3,798	197,933	201,731
Loans secured by 5 or more family residential properties	437	-	-	437	20,261	20,698
Total Real estate – mortgage	9,075	-	7,474	16,549	489,289	505,838

Credit cards	73	6	-	79	7,329	7,408
Other revolving credit plans	42	-	111	153	8,986	9,139
Other consumer loans	550	-	140	690	10,751	11,441
Total Consumer	665	6	251	922	27,066	27,988

All other loans	-	-	-	-	6,181	6,181
Total Other	-	-	-	-	6,181	6,181

Total loans	$18,189	$6	$22,928	$41,123	$1,127,624	$1,168,747

	30-89 days	90+ days	Nonaccrual	Total past due		Total loans
December 31, 2011	past due	past due	Loans	+ nonaccrual	Current	receivable
Secured by owner-occupied nonfarm nonresidential properties	$4,514	$-	$7,718	$12,232	$257,740	$269,972
Secured by other nonfarm nonresidential properties	2,134	-	1,310	3,444	154,150	157,594
Other commercial and industrial	1,199	-	437	1,636	118,241	119,877
Total Commercial	7,847	-	9,465	17,312	530,131	547,443

Construction loans – 1 to 4 family residential	650	-	447	1,097	6,684	7,781
Other construction and land development	2,776	-	9,016	11,792	69,838	81,630
Total Real estate – construction	3,426	-	9,463	12,889	76,522	89,411

Closed-end loans secured by 1 to 4 family residential properties	7,483	-	12,744	20,227	267,041	287,268
Lines of credit secured by 1 to 4 family residential properties	5,489	-	975	6,464	203,170	209,634
Loans secured by 5 or more family residential properties	3,852	-	302	4,154	21,729	25,883
Total Real estate – mortgage	16,824	-	14,021	30,845	491,940	522,785

Credit cards	146	14	-	160	7,489	7,649
Other revolving credit plans	339	-	125	464	8,980	9,444
Other consumer loans	372	-	40	412	17,236	17,648
Total Consumer	857	14	165	1,036	33,705	34,741

All other loans	-	-	-	-	5,690	5,690
Total Other	-	-	-	-	5,690	5,690

Total loans	$28,954	$14	$33,114	$62,082	$1,137,988	$1,200,070

At September 30, 2012 and December 31, 2011, there were $10.9 million and $15.2 million, respectively, of loans classified as nonperforming troubled debt restructurings (“TDRs”). A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for reasons related to the borrower’s financial difficulties that it would not otherwise consider. For loans classified as TDRs, the Company further evaluates the loans as performing or nonperforming. Nonperforming TDRs originally classified as nonaccrual may be reclassified as accruing if, subsequent to restructure, they experience six consecutive months of payment performance in accordance with the restructured terms. Further, a TDR may be considered performing and subsequently removed from impaired status in years subsequent to the restructuring if it meets the following criteria:

•	At the time of restructure, the loan was made at a market rate of interest; and
•	The loan has experienced at least six consecutive months of payment performance in accordance with the restructured terms; and
•	The loan has been included in the TDR disclosures for at least one Annual Report on Form 10-K

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal payments. The loans included as TDRs at September 30, 2012 had either an interest rate modification or a deferral of one or more principal payments. All loans designated as TDRs were modified due to financial difficulties experienced by the borrower. The Company has $1,296,000 of performing TDRs at September 30, 2012 which meet the above criteria and therefore are excluded from nonperforming status.

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

The following table provides information about TDRs identified during the current period (in thousands, except number of contracts):

	Modifications for the three months ended September 30, 2012			Modifications for the nine months ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	2	$1,242	$651	9	$7,851	$6,204
Real estate – construction	1	135	124	3	321	309
Real estate – mortgage	1	100	117	4	669	685
Total	4	$1,477	$892	16	$8,841	$7,198

A TDR is considered to be in default if it is 90 days or more past due at the end of any month during the reporting period.

The following table provides information about TDRs restructured in the previous 12 months that subsequently defaulted during the stated periods (in thousands, except number of contracts):

	Defaults for the three months ended September 30, 2012		Defaults for the nine months ended September 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
TDR Defaults:
Commercial	1	$425	3	$914
Total	1	$425	3	$914

Interest income is not typically accrued on impaired loans, but there are $4.8 million in TDRs at September 30, 2012 that are considered impaired and are accruing. The following table shows interest income recognized on these TDRs for the three and nine months ended September 30, 2012 (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Interest Income Recognized:
Commercial	$29	$90
Real estate – construction	4	13
Real estate – mortgage	22	90
Consumer	-	2
Total	$55	$195

Classified loans are summarized in the following table (in thousands):

	September 30	December 31
	2012	2011
Loans identified as impaired	$22,644	$32,591
Other nonperforming loans	5,050	7,943
Total nonperforming loans	27,694	40,534
Performing classified loans	46,842	87,959
Total classified loans	$74,536	$128,493

Loans specifically identified and evaluated for impairment totaled $22,644,000 and $32,591,000 at September 30, 2012 and December 31, 2011, respectively, as summarized in the following tables (in thousands).

		Impaired Loans
	Recorded	Unpaid Principal	Specific	Average
	Balance	Balance	Allowance	Recorded Investment
September 30, 2012
Loans without a specific valuation allowance:
Commercial	$8,183	$10,761	$-	$10,944
Real estate – construction	1,853	4,071	-	4,102
Real estate – mortgage	4,224	5,372	-	5,764
Consumer	-	-	-	-
Total	14,260	20,204	-	20,810

Loans with a specific valuation allowance:
Commercial	4,570	4,595	876	6,112
Real estate – construction	913	1,116	253	1,167
Real estate – mortgage	2,882	2,882	1,155	2,900
Consumer	19	19	19	11
Total	8,384	8,612	2,303	10,190

Total impaired loans:
Commercial	12,753	15,356	876	17,056
Real estate – construction	2,766	5,187	253	5,269
Real estate – mortgage	7,106	8,254	1,155	8,664
Consumer	19	19	19	11
Total	$22,644	$28,816	$2,303	$31,000

		Impaired Loans
	Recorded	Unpaid Principal	Specific	Average
	Balance	Balance	Allowance	Recorded Investment
December 31, 2011
Loans without a specific valuation allowance:
Commercial	$2,722	$2,856	$-	$3,497
Real estate – construction	6,874	8,571	-	8,655
Real estate – mortgage	6,429	6,536	-	8,128
Consumer	-	-	-	57
Total	16,025	17,963	-	20,337

Loans with a specific valuation allowance:
Commercial	8,014	8,329	1,972	4,251
Real estate – construction	1,495	1,515	203	2,954
Real estate – mortgage	6,940	7,240	1,874	7,472
Consumer	117	117	117	86
Total	16,566	17,201	4,166	14,763

Total impaired loans:
Commercial	10,736	11,185	1,972	7,748
Real estate – construction	8,369	10,086	203	11,609
Real estate – mortgage	13,369	13,776	1,874	15,600
Consumer	117	117	117	143
Total	$32,591	$35,164	$4,166	$35,100

The balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on the reserving method as of September 30, 2012, December 31, 2011 and September 30, 2011 were as follows:

		Real Estate -	Real Estate -			Total
	Commercial	Construction	Mortgage	Consumer	Other	Loans
September 30, 2012
Allowance for credit losses:
Individually evaluated for impairment	$876	$253	$1,155	$19	$-	$2,303
Collectively evaluated for impairment	12,790	7,941	11,007	972	3	32,713
Total ending allowance	$13,666	$8,194	$12,162	$991	$3	$35,016

		Real Estate -	Real Estate -			Total
	Commercial	Construction	Mortgage	Consumer	Other	Loans
December 31, 2011
Allowance for credit losses:
Individually evaluated for impairment	$1,972	$203	$1,874	$117	$-	$4,166
Collectively evaluated for impairment	6,554	6,264	10,079	1,749	32	24,678
Total ending allowance	$8,526	$6,467	$11,953	$1,866	$32	$28,844

		Real Estate -	Real Estate -			Total
	Commercial	Construction	Mortgage	Consumer	Other	Loans
September 30, 2011
Allowance for credit losses:
Individually evaluated for impairment	$368	$281	$1,073	$119	$-	$1,841
Collectively evaluated for impairment	7,868	6,709	9,189	2,143	-	25,909
Total ending allowance	$8,236	$6,990	$10,262	$2,262	$-	$27,750

		Real Estate -	Real Estate -			Total
	Commercial	Construction	Mortgage	Consumer	Other	Loans
September 30, 2012
Recorded investment in loans:
Individually evaluated for impairment	$12,753	$2,766	$7,106	$19	$-	$22,644
Collectively evaluated for impairment	539,861	73,360	498,732	27,969	6,181	1,146,103
Total recorded investment in loans	$552,614	$76,126	$505,838	$27,988	$6,181	$1,168,747

		Real Estate -	Real Estate -			Total
	Commercial	Construction	Mortgage	Consumer	Other	Loans
December 31, 2011
Recorded investment in loans:
Individually evaluated for impairment	$10,736	$8,369	$13,369	$117	$-	$32,591
Collectively evaluated for impairment	536,707	81,042	509,416	34,624	5,690	1,167,479
Total recorded investment in loans	$547,443	$89,411	$522,785	$34,741	$5,690	$1,200,070

		Real Estate -	Real Estate -			Total
	Commercial	Construction	Mortgage	Consumer	Other	Loans
September 30, 2011
Recorded investment in loans:
Individually evaluated for impairment	$5,547	$10,557	$17,604	$119	$-	$33,827
Collectively evaluated for impairment	536,750	95,822	508,751	36,167	5,741	1,183,231
Total recorded investment in loans	$542,297	$106,379	$526,355	$36,286	$5,741	$1,217,058

The Bank’s policy for calculating and assigning specific reserves is applicable to all loans except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans in which impairment is collectively evaluated. The Bank generally considers loans 90 days or more past due and all nonaccrual loans to be impaired.

The allowance for credit losses increased $9.8 million in the third quarter of 2012 to $35.0 million. A portion of the increase in reserves was attributed to higher general reserve levels principally for homogenous residential and home equity loans resulting from management’s review of these portfolios and the subsequent identification of pools of high risk performing loans.

The following table summarizes, by internally assigned risk grade, the risk grade for loans for which the Bank has assigned a risk grade (in thousands).

	September 30					December 31
	2012_					2011
		Special	Sub-				Special	Sub-
	Pass	Mention	Standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$491,203	$35,356	$49,068	$693	$576,320	$437,475	$56,172	$79,229	$301	$573,177
Real estate – construction	42,491	10,068	10,205	213	62,977	35,622	14,304	23,667	757	74,350
Real estate – mortgage	58,167	7,485	8,901	32	74,585	57,089	7,363	14,517	171	79,140
Other	5,598	-	-	-	5,598	4,954	-	-	-	4,954

Total	$597,459	$52,909	$68,174	$938	$719,480	$535,140	$77,839	$117,413	$1,229	$731,621

Loans with a risk grade of sub-standard or doubtful are components of classified loans. Additionally, non-risk graded residential, home equity, and consumer loans in nonaccrual status of $5,424,000 and $9,851,000 as of September 30, 2012 and December 31, 2011, respectively, are components of classified loans.

An analysis of the changes in the allowance for credit losses follows (in thousands):

	Three Months Ended September 30 2012	Three Months Ended September 30 2011	Nine Months Ended September 30 2012	Nine Months Ended September 30 2011
Balance, beginning of period	$25,231	$28,040	$28,844	$28,752
Loans charged off:
Secured by owner-occupied nonfarm nonresidential properties	4,609	62	5,755	516
Secured by other nonfarm nonresidential properties	1,491	398	2,101	766
Other commercial and industrial	3,257	542	3,842	2,179
Total Commercial	9,357	1,002	11,698	3,461

Construction loans – 1-4 family residential	193	108	403	209
Other construction and land development	4,079	1,070	6,611	3,217
Total Real estate – construction	4,272	1,178	7,014	3,426

Closed-end loans secured by 1 to 4 family residential properties	4,034	592	6,560	3,204
Lines of credit secured by 1 to 4 family residential properties	1,409	433	3,578	1,826
Loans secured by 5 or more family residential properties	273	576	273	576
Total Real estate – mortgage	5,716	1,601	10,411	5,606

Credit cards	54	117	265	296
Other consumer loans	263	282	583	813
Total Consumer	317	399	848	1,109

Total Other	1	-	3	1,300

Total chargeoffs	19,663	4,180	29,974	14,902

Recoveries of loans previously charged off:
Total Commercial	118	14	294	212
Total Real estate – construction	107	158	292	341
Total Real estate – mortgage	176	156	576	450
Total Consumer	157	106	278	328
Total Other	9	11	22	30
Total recoveries	567	445	1,462	1,361
Net loans charged off	19,096	3,735	28,512	13,541
Provision for credit losses	28,881	3,445	34,684	12,539
Balance, end of period	$35,016	$27,750	$35,016	$27,750

Loans totaling $7,074,000 and $7,851,000, as of September 30, 2012 and December 31, 2011, respectively, were held for sale, and stated at the lower of cost or market on an individual basis.

Loans totaling $466,700,000 and $506,449,000, as of September 30, 2012 and December 31, 2011, respectively, were pledged to secure lines of the credit with the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank of Richmond.

Note 6 — Deferred Tax Assets

During the third quarter 2012, the Company recorded material writedowns and losses on the disposition or resolution of problem assets, which resulted in a material pretax net loss for the quarter. The Company is now in a cumulative pretax loss position for the three year period ended September 30, 2012, which constitutes significant negative evidence in the context of evaluating deferred tax assets for realizability as prescribed by ASC Topic 740.

ASC Topic 740 requires that the realizability of the deferred tax asset and evaluation of the need for a valuation allowance consider all positive and negative evidence to form a conclusion as to whether the realization of the deferred tax asset is more likely than not. The Company must also assign weight to the various forms of evidence, based upon the ability to verify the evidence.

Management has evaluated the realizability of the recorded deferred tax assets at September 30, 2012. This evaluation included a review of all available evidence, including recent historical financial performance and expected near term levels in net interest margin, nonperforming assets, operating expenses, earnings and other factors. It further included the consideration of the items that have given rise to the deferred tax assets, as well as tax planning strategies. Management has concluded that, in addition to a portion of contribution carryforwards which begin expiring in 2013, and a portion of state economic loss carryforwards, an additional $11.0 million valuation allowance is necessary. Management also concluded that the utilization of the remaining deferred tax asset was more likely than not.

The significant components of deferred tax assets at September 30, 2012 and December 31, 2011 are as follows (in thousands):

	2012	2011
Deferred tax assets:
Allowance for credit losses	$13,826	$11,411
Writedowns on real estate acquired in settlement of loans	5,571	1,992
Interest on nonaccrual loans	1,145	1,551
Net operating losses	24,954	16,753
Other	8,637	8,637
Valuation allowance	(12,037)	(1,037)
Total	42,096	39,307

Deferred tax liabilities:
Net unrealized gain on available for sale securities	5,405	319
Other	6,725	6,725
Total	12,130	7,044
Net deferred tax assets	$29,966	$32,263

Note 7 — Stock Compensation Plans

The Company recorded $86,000 and $104,000 of total stock-based compensation expense for the nine-month periods ended September 30, 2012 and September 30, 2011, respectively. The reduced expense during the current period is primarily due to revised expectations as to the achievement of certain conditions affecting the vesting of outstanding performance-based awards. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related stock options, restricted stock grants or restricted stock units and is reported under personnel expense. This expense had no impact on the Company’s reported cash flows. As of September 30, 2012, there was $661,000 of total unrecognized stock-based compensation expense. This expense will be fully recognized by December of 2015.

For purposes of determining estimated fair value of stock options, restricted stock grants and restricted stock units, the Company has computed the estimated fair values of all stock-based compensation using the Black-Scholes option pricing model and, for stock options and restricted stock grants granted prior to December 31, 2011, has applied the assumptions set forth in the Annual Report.

On January 11, 2012, the Company’s Board of Directors awarded a total of 121,616 restricted stock units to certain executive officers. The fair value of these restricted stock units is $3.89 per unit, which was the closing price of the Company’s common stock on that date. On July 25, 2012, the Company’s Board of Directors awarded an additional 9,710 restricted stock units to certain executive officers. The fair value of these restricted stock units is $4.10 per unit, which was the closing price of the Company’s common stock on that date. Half of the restricted stock units vest over a period of four years and half vest, subject to meeting certain performance criteria, over a period of three years. Vesting is also subject to the Company repurchasing, or the U.S. Department of the Treasury (the “U.S. Treasury”) selling, some or all of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) issued by the U.S. Treasury under the Capital Purchase Program (the “CPP). The stock-based compensation expense for these awards was immaterial for the first nine months of 2012.

Note 8 — Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value for each class of the Company’s financial instruments.

Cash and cash equivalents. The carrying amounts for cash and due from banks approximate fair value because of the short maturities of those instruments.

Investment securities. The fair value of investment securities is based on quoted prices in active markets for identical assets, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities, corresponding to the “significant other observable inputs” definition of GAAP. If a quoted market price for a similar security is not available, fair value is estimated using “significant unobservable inputs” as defined by GAAP. The fair value of equity investments in the restricted stock of the FHLB equals the carrying value as there is no market for FHLB stock which is redeemable only by the FHLB.

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

The table below presents the estimated fair values of financial instruments as of September 30, 2012 and December 31, 2011 (in thousands):

		Estimated Fair Value
September 30, 2012	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets:
Cash and short term investments	$42,741	$42,741	$-	$-	$42,741
Investment securities	387,376		379,502	7,874	387,376
Loans	1,168,747	-	-	1,156,043	1,156,043
Financial liabilities:
Deposits	1,389,736	-	1,391,240	-	1,391,240
Wholesale repurchase agreements	21,000	-	23,896	-	23,896
Junior subordinated notes	25,774	-	-	11,225	11,225
FHLB borrowings	117,200	-	118,214	-	118,214

		Estimated Fair Value
December 31, 2011	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets:
Cash and short term investments	$53,992	$53,992	$-	$-	$53,992
Investment securities	337,811		330,626	7,185	337,811
Loans	1,200,070	-	-	1,197,885	1,197,885
Financial liabilities:
Deposits	1,418,676	-	1,420,704	-	1,420,704
Wholesale repurchase agreements	21,000	-	23,772	-	23,772
Junior subordinated notes	25,774	-	-	10,857	10,857
FHLB borrowings	86,700	-	87,911	-	87,911

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

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities at September 30, 2012	$-	$379,502	$7,874
Available for sale securities at December 31, 2011	-	330,626	7,185

The table below presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during 2012 and 2011 (in thousands):

	Nine Months	Twelve Months
	Ended	Ended
	September 30	December 31
	2012	2011

Available for sale securities
Federal Home Loan Bank stock:
Beginning balance	$7,185	$10,399
Purchases	4,894	-
Redemptions	(4,205)	(3,214)
Ending balance	$7,874	$7,185

The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Loans held for sale at September 30, 2012	$-	$7,074	$-
Loans held for sale at December 31, 2011	-	7,851	-
Real estate acquired in settlement of loans at September 30, 2012	-	-	10,465
Real estate acquired in settlement of loans at December 31, 2011	-	-	30,587
Impaired loans, net of allowance at September 30, 2012	-	-	20,341
Impaired loans, net of allowance at December 31, 2011	-	-	28,425

The fair value of loans secured by real estate is determined by appraisals or by alternative evaluations, such as tax evaluations. The fair value of loans not secured by real estate is based on present value of future cash flows. The fair value of loans may also be determined by sales contract in hand or settlement agreement.

Note 9 — U.S. Treasury Capital Purchase Program (CPP)

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

Note 10 — Subsequent Events

On November 1, 2012, the Company entered into securities purchase agreements with select investors and insiders pursuant to which it expects to raise $56 million of equity, subject to receipt of customary regulatory approvals and determinations. The capital raise will be executed through a private placement of two series of mandatorily convertible preferred stock. The two series of preferred stock will automatically convert into shares of the Company’s voting and nonvoting common stock at a price of $4.40 per share after the Company has received shareholder approval at a Special Meeting of Shareholders expected to be held in the first quarter of 2013.

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

The consolidated financial statements also include the accounts and results of operations of the Bank’s wholly-owned subsidiaries. This discussion and analysis is intended to complement the unaudited financial statements, notes and supplemental financial data in this Quarterly Report on Form 10-Q and should be read in conjunction therewith.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of Bancorp including but not limited to Bancorp’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects,” “anticipates,” “should,” “estimates,” “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation: (1) the successful completion of the recently announced capital raise; (2) the receipt of customary regulatory approvals and determinations related to the recently announced capital raise; (3) receipt of the shareholder approvals related to the recently announced capital raise; (4) recently enacted legislation, or legislation enacted in the future, or any proposed federal programs may subject Bancorp to increased regulation and may adversely affect Bancorp; (5) the strength of the United States economy generally, and the strength of the local economies in which Bancorp conducts operations, may be different than expected, resulting in, among other things, a continued deterioration in credit quality, including the resultant effect on Bancorp’s loan portfolio and allowance for credit losses; (6) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”); (7) inflation, deflation, interest rate, market and monetary fluctuations; (8) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate and market liquidity conditions) and the impact of such conditions on Bancorp’s capital markets and capital management activities; (9) the timely development of competitive new products and services by Bancorp and the acceptance of these products and services by new and existing customers; (10) the willingness of customers to accept third party products marketed by Bancorp; (11) the willingness of customers to substitute competitors’ products and services for Bancorp’s products and services and vice versa; (12) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking and securities); (13) technological changes; (14) changes in consumer spending and saving habits; (15) the effect of corporate restructurings, acquisitions and/or dispositions, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (16) the current stresses in the financial and real estate markets, including possible continued deterioration in property values; (17) unanticipated regulatory or judicial proceedings; (18) the impact of changes in accounting policies by the Securities and Exchange Commission (the “SEC”); (19) adverse changes in financial performance and/or condition of Bancorp’s borrowers which could impact repayment of such borrowers’ outstanding loans; and (20) Bancorp’s success at managing the risks involved in the foregoing. Bancorp cautions that the foregoing list of important factors is not exhaustive. See also those risk factors identified in the section headed “Risk Factors” beginning on page 13 of Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 22, 2012 (the “Annual Report”). Bancorp undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time by or on behalf of Bancorp.

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

Application of Critical Accounting Policies

The accounting and reporting policies of the Company and its subsidiary comply with accounting principles generally accepted in the United States and conform to standards within the banking industry. The preparation of the financial information contained in this Quarterly Report on Form 10-Q requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s management evaluates these estimates on an ongoing basis. A summary of the allowance for credit losses, the most complex and subjective accounting policy of the Company, is discussed under the heading “Asset Quality and Allowance for Credit Losses” as well as in Note 4 of the Notes to Consolidated Financial Statements. Income taxes and the valuation allowance against deferred tax assets are discussed in Note 5 of the Notes to Consolidated Financial Statements.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net Interest Income

Net interest income for the third quarter of 2012, on a taxable equivalent basis, was $15.8 million, a decrease of $0.9 million, or 5.6%, from $16.7 million for the third quarter of 2011. Average earning assets in the third quarter of 2012 decreased $18.7 million, or 1.2%, to $1.56 billion, compared to $1.58 billion in the third quarter of 2011. Average interest-bearing liabilities in the third quarter of 2012 decreased $36.4 million, or 2.6%, to $1.34 billion, compared to $1.37 billion in the third quarter of 2011. Taxable equivalent net interest margin decreased to 4.02% for the third quarter of 2012, compared to 4.20% for the third quarter of 2011. The interest rate spread decreased in the third quarter of 2012 by 14 basis points compared to the third quarter of 2011.

The decrease in net interest margin and interest rate spread was driven primarily by an overall lower yield on the investment portfolio and a lower yield on the loan portfolio, partially offset by a lower cost of funds rate. The par value of the Company’s investment in U.S. government agency securities decreased to $37.0 million at September 30, 2012 from $48.0 million at September, 30, 2011 due to calls on higher yielding securities. At September 30, 2012, the par value of the Company’s investment in corporate bonds was $150.8 million compared to $110.8 million at September 30, 2011. The weighted average duration of the Company’s investment securities was 2.9 years at September 30, 2012, compared to 3.4 years at September 30, 2011. The sustained low interest rate environment continues to impact loan yields. The annualized average yield on loans decreased to 4.81% for the three months ended September 30, 2012 compared to 5.18% for the three months ended September 30, 2011. The average yield on earning assets during the third quarter of 2012 was 47 basis points lower than the average yield on earning assets during the comparable period in 2011, while the average rate on interest-bearing liabilities decreased by 33 basis points during the same time period. The highest cost category of deposits remains retail time deposits, which had a weighted average interest rate of 0.64% at September 30 2012. Approximately $94.9 million of retail time deposits with a weighted average rate of 0.46% will mature in the fourth quarter of 2012. The following table provides an analysis of average volumes, yields and rates and net interest income on a taxable equivalent basis for the three months ended September 30, 2012 and 2011.

(Fully taxable equivalent basis1, dollars in thousands)

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Earning assets:
Loans receivable[2]	$1,165,080	$14,084	4.81%	$1,234,861	$16,121	5.18%
Taxable securities	361,123	3,033	3.34	286,736	3,129	4.33
Tax exempt securities	17,464	279	6.36	16,790	283	6.69
FHLB stock	7,163	28	1.56	8,830	18	0.83
Interest-bearing bank balances	10,430	10	0.38	32,709	20	0.24
Federal funds sold	-	-	-	-	-	-

Total earning assets	1,561,260	17,434	4.44	1,579,926	19,571	4.91

Nonearning assets:
Cash and due from banks	25,439			25,623
Premises and equipment	36,544			36,387
Other assets	120,127			104,938
Allowance for credit losses	(28,757)			(28,456)

Total assets	$1,714,613	$17,434		$1,718,418	$19,571

Interest-bearing liabilities:
Savings deposits	$45,298	$6	0.05%	$40,675	$10	0.10%
NOW deposits	425,361	259	0.24	420,734	557	0.53
Money market deposits	366,213	224	0.24	364,813	657	0.71
Time deposits	389,638	599	0.61	428,291	1,028	0.95
Other borrowings	46,926	343	2.91	46,774	328	2.78
Borrowings from FHLB	62,259	232	1.48	70,761	276	1.55

Total interest-bearing liabilities	1,335,695	1,663	0.50	1,372,048	2,856	0.83

Other liabilities and shareholders’ equity:
Demand deposits	189,979			163,440
Other liabilities	18,442			17,849
Shareholders’ equity	170,497			165,081
Total liabilities and shareholders’ equity	$1,714,613	1,663		$1,718,418	2,856

Net interest income and net interest margin[3]		$15,771	4.02%		$16,715	4.20%

Interest rate spread[4]			3.94%			4.08%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the nondeductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $92 for 2012 and $92 for 2011.

[2]	The average loans receivable balances include nonaccruing loans. Amortization of loan fees, net of deferred costs, and other loan-related fees of $84 and $139 for the three months ended September 30, 2012 and 2011, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense

In the third quarter of 2012, noninterest income decreased to $(6.4) million, from $3.3 million during the same period in 2011. Writedowns and losses on sales of real estate acquired in settlement of loans increased to $10.6 million, from $0.8 million during the same period last year as the Company made significant progress with the asset disposition plan. See “Asset Quality and Allowance for Credit Losses” for further discussion of this plan. The Company recognized gains on the sale of investment securities of $3,000 during the third quarter of 2012, compared to $65,000 during the third quarter of 2011. Retail Banking income decreased 6.1% to $2.3 million in the third quarter of 2012 from $2.5 million in the third quarter of 2011 due primarily to ongoing regulatory changes in the industry and changes in consumer behavior. Mortgage Banking revenue increased to $0.7 million in the third quarter of 2012, compared to $0.4 million in the third quarter of 2011, due to higher volume of mortgage originations.

In the third quarter of 2012, noninterest expense increased to $16.5 million from $14.9 million in the third quarter of 2011. In the third quarter of 2012, the Company expensed $1.9 million in adjustments for impairments on facilities and for other nonrecurring accruals. Federal Deposit Insurance Corporation (“FDIC”) insurance expense decreased to $0.4 million in the third quarter of 2012 from $0.6 million in the third quarter of 2011. In the third quarter of 2011, the Bank received a new risk rating which reduced the Bank’s assessments. Compared to the third quarter of 2011, the Company recorded decreases in personnel expense and furniture and equipment expense during the third quarter of 2012 as a result of the Company’s continued focus on efficiency and a disciplined cost management culture.

The following table presents the details of Other Noninterest Expense (dollars in thousands):

	Three Months Ended
	September 30		Percentage
	2012	2011	Variance

Other noninterest expense:
Advertising	$367	$346	6.1%
Bankcard expense	117	166	(29.5)
Postage	186	225	(17.3)
Telephone	182	164	11.0
Amortization of core deposit intangible	182	182	0.0
Stationery, printing and supplies	97	125	(22.4)
Other expense	2,094	1,274	64.4
Total other noninterest expense	$3,225	$2,482	29.9

Income Taxes

The Company recorded income tax benefit of $3.7 million for the third quarter of 2012, compared to income tax expense of $501,000 for the third quarter of 2011. The Company’s effective tax rate was 10.2% for the three-month period ended September 30, 2012, compared to 31.6% for the third quarter of 2011. The change in the effective tax rate is primarily a result of an increase of $11.0 million in the valuation allowance against deferred tax assets in 2012.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net Interest Income

Net interest income for the first nine months of 2012, on a taxable equivalent basis, was $48.5 million, a decrease of $2.4 million, or 4.6%, from $50.8 million for the first nine months of 2011. Average earning assets in the first nine months of 2012 decreased $39.9 million, or 2.5%, to $1.58 billion, compared to $1.62 billion in the first nine months of 2011. Average interest-bearing liabilities in the first nine months of 2012 decreased $63.5 million, or 4.5%, to $1.35 billion, compared to $1.41 billion in the first nine months of 2011. Taxable equivalent net interest margin decreased to 4.11% for the nine months of 2012, compared to 4.21% for the first nine months of 2011, a decrease of 10 basis points. The interest rate spread decreased in the first nine months of 2012 by six basis points compared to the first nine months of 2011.

The decrease in net interest margin and interest rate spread was driven primarily by an overall lower yield on the investment portfolio and a lower yield on the loan portfolio, partially offset by a lower cost of funds rate. The par value of the Company’s investment in U.S. government agency securities decreased to $37.0 million at September 30, 2012 from $48.0 million at September 30, 2011 due to calls on higher yielding securities. At September 30, 2012, the par value of the Company’s investment in corporate bonds was $150.8 million compared to $110.8 million at September 30, 2011. The weighted average duration of the Company’s investment securities was 2.9 years at September 30, 2012, compared to 3.4 years at September 30, 2011. For the nine months ended September 30, 2012, the annualized average yield on loans decreased to 4.95% from 5.19% for the nine months ended September 30, 2011. The net interest margin is also impacted by changes in interest income from nonaccrual loans. For the nine months ended September 30, 2012, nonaccrual interest decreased the net interest margin by nine basis points compared to 11 basis points for the nine months ended September 30, 2011. The average yield on earning assets during the first nine months of 2012 was 39 basis points lower than the average yield on earning assets during the comparable period in 2011, while the average rate on interest-bearing liabilities decreased by 33 basis points during the same time period. The following table provides an analysis of average volumes, yields and rates and net interest income on a taxable equivalent basis for the nine months ended September 30, 2012 and 2011.

(Fully taxable equivalent basis1, dollars in thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Earning assets:
Loans receivable[2]	$1,177,334	$43,587	4.95%	$1,289,198	$50,052	5.19%
Taxable securities	357,371	9,915	3.71	275,665	9,535	4.62
Tax exempt securities	17,692	852	6.43	16,247	848	6.98
FHLB stock	7,302	79	1.45	9,625	60	0.83
Interest-bearing bank balances	15,462	30	0.26	24,359	44	0.24
Federal funds sold	-	-	-	-	-	-

Total earning assets	1,575,161	54,463	4.62	1,615,094	60,539	5.01

Nonearning assets:
Cash and due from banks	26,132			29,815
Premises and equipment	36,522			37,579
Other assets	122,271			106,483
Allowance for credit losses	(28,635)			(29,446)

Total assets	$1,731,451	$54,463		$1,759,525	$60,539

Interest-bearing liabilities:
Savings deposits	$44,155	$20	0.06%	$40,823	$30	0.10%
NOW deposits	433,546	1,015	0.31	433,346	2,018	0.62
Money market deposits	373,158	1,024	0.37	347,244	1,912	0.74
Time deposits	379,106	2,158	0.76	443,166	3,553	1.07
Other borrowings	47,016	1,032	2.93	56,712	1,313	3.10
Borrowings from FHLB	74,532	760	1.36	93,701	907	1.29

Total interest-bearing liabilities	1,351,513	6,009	0.59	1,414,992	9,733	0.92

Other liabilities and shareholders’ equity:
Demand deposits	192,100			164,047
Other liabilities	19,372			16,657
Shareholders’ equity	168,466			163,829
Total liabilities and shareholders’ equity	$1,731,451	6,009		$1,759,525	9,733

Net interest income and net interest margin[3]		$48,454	4.11%		$50,806	4.21%

Interest rate spread[4]			4.03%			4.09%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the nondeductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $281 for 2012 and $276 for 2011.

[2]	The average loans receivable balances include nonaccruing loans. Amortization of loan fees, net of deferred costs, and other loan-related fees of $373 and $422 for the nine months ended September 30, 2012 and 2011, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense

In the first nine months of 2012, noninterest income decreased to $(2.4) million, from $10.2 million during the same period in 2011. Writedowns and losses on sales of real estate acquired in settlement of loans increased to $14.6 million, from $3.9 million during the same period last year as the Company made significant progress with the asset disposition plan. See “Asset Quality and Allowance for Credit Losses” for further discussion of this plan. The Company recognized gains on the sale of investment securities of $3,000 during the first nine months of 2012, compared to $2.0 million during the first nine months of 2011. Retail Banking income decreased 8.3% to $6.9 million in the first nine months of 2012 from $7.5 million in the first nine months of 2011 due primarily to ongoing regulatory changes in the industry and changes in consumer behavior. Mortgage Banking revenue increased to $1.8 million in the first nine months of 2012, compared to $1.1 million in the first nine months of 2011, due to higher volume of mortgage originations.

In the first nine months of 2012, noninterest expense was $43.9 million, the same as for the first nine months of 2011. In the third quarter of 2012, the Company expensed $1.9 million in adjustments for impairments on facilities and for other nonrecurring accruals. FDIC insurance expense decreased to $1.3 million in the first nine months of 2012 from $2.0 million in the first nine months of 2011. On February 7, 2011, the FDIC adopted a new assessment formula, which became effective in the second quarter of 2011. The application of the new assessment formula had the effect of reducing the Bank’s assessments. In the third quarter of 2011, the Bank received a new risk rating which further reduced the Bank’s assessments. Compared to the first nine months of 2011, the Company recorded decreases in personnel expense and furniture and equipment expense during the first nine months of 2012 as a result of the Company’s continued focus on efficiency and a disciplined cost management culture.

The following table presents the details of Other Noninterest Expense (dollars in thousands):

	Nine Months Ended
	September 30		Percentage
	2012	2011	Variance

Other noninterest expense:
Advertising	$1,150	$1,160	(0.9)%
Bankcard expense	329	459	(28.3)
Postage	572	585	(2.2)
Telephone	525	489	7.4
Amortization of core deposit intangible	545	545	0.0
Stationery, printing and supplies	312	375	(16.8)
Other expense	4,353	3,665	18.8
Total noninterest expense	$7,786	$7,278	7.0

Income Taxes

The Company recorded income tax benefit of $2.8 million for the first nine months of 2012, compared to income tax expense of $1.1 million for the first nine months of 2011. The Company’s effective tax rate was 8.5% for the nine-month period ended September 30, 2012, compared to 25.8% for the first nine months of 2011. The change in the effective tax rate is primarily a result of an increase of $11.0 million in the valuation allowance against deferred tax assets in 2012.

Asset Quality and Allowance for Credit Losses

The Company’s allowance for credit losses, which is utilized to absorb actual losses in the loan portfolio, is analyzed monthly by management. This analysis includes a methodology that segments the loan portfolio into risk graded loans and homogeneous loan classifications and considers the current status of the portfolio, historical chargeoff experience, current levels of delinquent, impaired and nonperforming loans and their underlying collateral values, as well as economic and other risk factors. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology employed and other analytical measures in comparison to a group of peer banks. The Bank, like many financial institutions, has recently faced a challenging credit environment and could continue to face similar challenges in the coming months unless there is a significant improvement in regional and national economic conditions. The majority of the Bank’s loan portfolio is comprised of loans secured by real estate and is therefore subject to risk as a result of the weak real estate market. No assurances can be given that future economic conditions will not adversely affect borrowers and result in increases in credit losses and nonperforming asset levels.

The allowance for credit losses is maintained at a level consistent with management’s best estimate of probable credit losses incurred as of the balance sheet date. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management analyzes loans in the portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be needed if economic or other conditions differ substantially from the assumptions used. The allowance for credit losses increased $9.8 million in the third quarter of 2012 to $35.0 million. A portion of the increase in reserves was attributed to higher general reserve levels principally for homogenous residential and home equity loans resulting from management’s review of these portfolios and the subsequent identification of pools of high risk performing loans.

In its Quarterly Report on Form 10-Q for the second quarter of 2012, the Company disclosed that a Plan was being developed to accelerate the work-out and disposition of a substantial portion of remaining problem assets. During the third quarter, the Plan was developed with management committing to the execution of an internally managed asset disposition plan, rather than a bulk sale.

Using March 31, 2012 problem asset levels, management established the following goals:

•	Nonperforming Loans – Reduce by $20.0 million to $23.7 million
•	Performing Classified Loans – Reduce by $26.0 million to $49.3 million
•	Real Estate Acquired in Settlement of Loans (“OREO”) – Reduce by $25.0 million to $5.0 million
•	Total Classified Assets – Reduce by $71.0 million to $78.0 million
•	Classified Assets – Reduce to 45.00% of Tier 1 capital plus reserves
•	Nonperforming Assets – Reduce to 2.00% or less of total assets

As of September 30, 2012, by various methods, including loan sale, asset sale, short refinancing, foreclosure, and chargeoff, the Bank has executed the plan to substantial completion. As of September 30, total problem assets have been reduced by approximately $64.0 million from the March 31, 2012 levels as follows:

•	Nonperforming Loans – Reduced by $16.0 million to $27.7 million
•	Performing Classified Loans – Reduced by $28.5 million to $46.8 million
•	OREO – Reduced by $19.5 million to $10.5 million
•	Total Classified Assets – Reduced by $64.0 million to $85.0 million
•	Classified Assets – Reduced to 48.10% of Tier 1 capital plus reserves
•	Nonperforming Assets – Reduced to 2.23% of total assets

At September 30, 2012, loans with a carrying value of $9.1 million, after writedowns, are under contract to sell, or the Bank has received a letter of intent or similar non-binding agreement to sell the loans. These loans have not been classified as held for sale in the balance sheet as their future sale is not in the normal course of business and the sales are not imminent.

The results achieved through this asset disposition plan are reflected in the amounts reported for September 30, 2012 and for the periods then ended and are the principal reasons for changes from prior period amounts.

At September 30, 2012, the allowance for credit losses was $35.0 million, or 3.00% of total loans outstanding, compared to $28.8 million, or 2.40% of loans outstanding at December 31, 2011, and $27.8 million, or 2.28% of loans outstanding, at September 30, 2011. At September 30, 2012, the allowance for credit losses was 126.44% of nonperforming loans compared to 71.16% at December 31, 2011, and 63.85% at September 30, 2011. Based on its analysis of the current loan portfolio and levels of current problem assets and potential problem loans, management believes the allowance for credit losses to be adequate. Additional information regarding the allowance for credit losses is presented in the table headed “Asset Quality Analysis” on the following page.

Nonperforming loans totaled $27.7 million at September 30, 2012 compared to $40.5 million at December 31, 2011 and $43.5 million at September 30, 2011. OREO was $10.5 million at September 30, 2012, $30.6 million at December 31, 2011, and $26.5 million at September 30, 2011. Approximately $7.4 million was transferred from loans into OREO, and approximately $16.6 million of OREO was disposed of during the first nine months of 2012. A net loss of $14.6 million has been recorded on the disposition and writedown of OREO in the current year through September 30, 2012, compared to a net loss of $3.9 million in the first nine months of 2011. At September 30, 2012 the OREO balance of $10.5 million is net of accumulated writedowns of $12.8 million. The Company recorded $1.0 million of additional expenses on OREO during the first nine months of 2012, compared to $1.2 million in the first nine months of 2011. Nonperforming assets (comprised of nonaccrual loans, loans 90 days past due and still accruing, certain restructured loans and OREO) totaled $38.2 million, or 2.23% of total assets, at September 30, 2012, compared to $71.1 million, or 4.10% of total assets, at December 31, 2011 and $69.9 million, or 4.11% of total assets, a year ago.

Classified assets are summarized in the following table (in thousands):

	September 30	December 31
	2012	2011
Loans identified as impaired	$22,644	$32,591
Other nonperforming loans	5,050	7,943
Total nonperforming loans	27,694	40,534
Performing classified loans	46,842	87,959
Total classified loans	74,536	128,493
Real estate acquired in settlement of loans	10,465	30,587
Total classified assets	$85,001	$159,080
Classified ratio	48.10%	77.59%

The Bank is well within the regulatory commercial real estate high concentration guidelines in land acquisition, development and construction (the “AD&C portfolio”) loans, as well as total commercial real estate loans. At September 30, 2012, the Bank’s concentration levels were 39.61% and 178.96%, respectively, of total regulatory capital, which compares favorably to the interagency regulatory guidance maximum concentrations of 100% and 300%, respectively. The AD&C portfolio totaled $63 million at September 30, 2012, including $23 million of speculative residential construction and residential acquisition and development. This portfolio is largely graded as classified loans.

The provision for credit losses charged to operations for the three months ended September 30, 2012 totaled $28.9 million, compared to $3.4 million for the three months ended September 30, 2011. Net chargeoffs for the three months ended September 30, 2012 were $19.1 million, or 6.52% of average loans held for investment on an annualized basis, compared to net chargeoffs of $3.7 million, or 1.20% of average loans held for investment on an annualized basis, for the three months ended September 30, 2011.

The provision for credit losses charged to operations for the nine months ended September 30, 2012 totaled $34.7 million, compared to $12.5 million for the nine months ended September 30, 2011. Net chargeoffs for the nine months ended September 30, 2012 were $28.5 million, or 3.23% of average loans held for investment on an annualized basis, compared to net chargeoffs of $13.5 million, or 1.40% of average loans held for investment on an annualized basis, for the nine months ended September 30, 2011.

Asset Quality Analysis

(dollars in thousands)

Allowance for credit losses:	Three Months Ended September 30, 2012	Year Ended December 31, 2011	Three Months Ended September 30, 2011
Balance, beginning of period	$25,231	$28,752	$28,040
Loans charged off:
Secured by owner-occupied nonfarm nonresidential properties	4,609	1,131	62
Secured by other nonfarm nonresidential properties	1,491	956	398
Other commercial and industrial	3,257	2,958	542
Total Commercial	9,357	5,045	1,002

Construction loans – 1-4 family residential	193	209	108
Other construction and land development	4,079	3,776	1,070
Total Real estate – construction	4,272	3,985	1,178

Closed-end loans secured by 1 to 4 family residential properties	4,034	3,603	592
Lines of credit secured by 1 to 4 family residential properties	1,409	2,443	433
Loans secured by 5 or more family residential properties	273	776	576
Total Real estate – mortgage	5,716	6,822	1,601

Credit cards	54	398	117
Other consumer loans	263	1,047	282
Total Consumer	317	1,445	399

Total Other	1	1,300	-

Total chargeoffs	19,663	18,597	4,180

Recoveries of loans previously charged off:
Total Commercial	118	495	14
Total Real estate – construction	107	534	158
Total Real estate – mortgage	176	443	156
Total Consumer	157	401	106
Total Other	9	31	11
Total recoveries	567	1,904	445
Net loans charged off	19,096	16,693	3,735
Provision for credit losses	28,881	16,785	3,445

Balance, end of period	$35,016	$28,844	$27,750

Nonperforming Assets:
Commercial nonaccrual loans, not restructured	$12,411	$15,773	$17,477
Commercial nonaccrual loans, restructured	5,092	7,489	9,870
Non-commercial nonaccrual loans, not restructured	4,418	9,569	8,789
Non-commercial nonaccrual loans, restructured	1,007	283	133
Total nonaccrual loans	22,928	33,114	36,269
Troubled debt restructured loans, accruing	4,760	7,406	7,167
Loans 90 days or more past due and still accruing	6	14	26
Total nonperforming loans	27,694	40,534	43,462
Real estate acquired in settlement of loans	10,465	30,587	26,469
Total nonperforming assets	$38,159	$71,121	$69,931

Asset Quality Percentages:
Nonperforming loans to total loans outstanding at end of period	2.37%	3.38%	3.57%
Nonperforming assets to total assets at end of period	2.23%	4.10%	4.11%
Allowance for credit losses as a percentage of total loans outstanding at end of period	3.00%	2.40%	2.28%
Allowance for credit losses to nonperforming loans	126.44%	71.16%	63.85%
Net chargeoffs as a percentage of average loans outstanding during the period (annualized for interim periods)	6.52%	1.32%	1.20%

Allowance for credit losses:	Nine Months Ended September 30, 2012	Year Ended December 31, 2011	Nine Months Ended September 30, 2011
Balance, beginning of period	$28,844	$28,752	$28,752
Loans charged off:
Secured by owner-occupied nonfarm nonresidential properties	5,755	1,131	516
Secured by other nonfarm nonresidential properties	2,101	956	766
Other commercial and industrial	3,842	2,958	2,179
Total Commercial	11,698	5,045	3,461

Construction loans – 1-4 family residential	403	209	209
Other construction and land development	6,611	3,776	3,217
Total Real estate – construction	7,014	3,985	3,426

Closed-end loans secured by 1 to 4 family residential properties	6,560	3,603	3,204
Lines of credit secured by 1 to 4 family residential properties	3,578	2,443	1,826
Loans secured by 5 or more family residential properties	273	776	576
Total Real estate – mortgage	10,411	6,822	5,606

Credit cards	265	398	296
Other consumer loans	583	1,047	813
Total Consumer	848	1,445	1,109

Total Other	3	1,300	1,300

Total chargeoffs	29,974	18,597	14,902

Recoveries of loans previously charged off:
Total Commercial	294	495	212
Total Real estate – construction	292	534	341
Total Real estate – mortgage	576	443	450
Total Consumer	278	401	328
Total Other	22	31	30
Total recoveries	1,462	1,904	1,361
Net loans charged off	28,512	16,693	13,541
Provision for credit losses	34,684	16,785	12,539

Balance, end of period	$35,016	$28,844	$27,750

Nonperforming Assets:
Commercial nonaccrual loans, not restructured	$12,411	$15,773	$17,477
Commercial nonaccrual loans, restructured	5,092	7,489	9,870
Non-commercial nonaccrual loans, not restructured	4,418	9,569	8,789
Non-commercial nonaccrual loans, restructured	1,007	283	133
Total nonaccrual loans	22,928	33,114	36,269
Troubled debt restructured loans, accruing	4,760	7,406	7,167
Loans 90 days or more past due and still accruing	6	14	26
Total nonperforming loans	27,694	40,534	43,462
Real estate acquired in settlement of loans	10,465	30,587	26,469
Total nonperforming assets	$38,159	$71,121	$69,931

Asset Quality Percentages:
Nonperforming loans to total loans outstanding at end of period	2.37%	3.38%	3.57%
Nonperforming assets to total assets at end of period	2.23%	4.10%	4.11%
Allowance for credit losses as a percentage of total loans outstanding at end of period	3.00%	2.40%	2.28%
Allowance for credit losses to nonperforming loans	126.44%	71.16%	63.85%
Net chargeoffs as a percentage of average loans outstanding during the period (annualized for interim periods)	3.23%	1.32%	1.40%

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

During the first nine months of 2012, the Company had net cash provided by operating activities of $19.4 million, compared to $98.8 million of net cash provided by operating activities in the first nine months of 2011. The decrease was primarily the result of the Company’s sale of $73.0 million of loans in connection with the sale of its Harrisonburg, Virginia operations in May 2011. In addition, there was a gain on the sale of securities of $2.0 million during the first nine months of 2011.

Net cash used in investing activities for the first nine months of 2012 was $30.3 million, compared to net cash provided by investing activities in the first nine months of 2011 of $50.1 million. This change is primarily attributable to purchases of securities available for sale of $170.7 million during the first nine months of 2012, compared to $86.4 million in purchases during the same period last year. Proceeds from securities sales, maturities and calls were $134.5 million during the first nine months of 2012, compared to $114.3 million during the first nine months of 2011. During the first nine months of 2012, there was an increase in loans of $4.6 million compared to a decrease in loans of $15.1 million during the same period last year.

During the nine months ended September 30, 2012, financing activities used $300,000, compared to net cash used by financing activities of $113.9 million during the same period of 2011. The change was primarily the result of a decrease in time deposits of $13.6 million during the first nine months of 2012, compared to a decrease of $94.3 million in time deposits during the first nine months of 2011.

Cash and cash equivalents totaled $42.7 million at September 30, 2012, compared to $54.0 million at December 31, 2011 and $64.0 million at September 30, 2011.

The Bank has borrowing capacity of approximately $255.6 million with the FHLB, of which approximately $88.4 million was available at September 30, 2012. These borrowings are collateralized by FHLB stock, investment securities, qualifying residential 1 to 4 family first mortgage loans, qualifying multifamily first mortgage loans, qualifying commercial real estate loans, and qualifying home equity lines of credit and second mortgage loans. The Bank provides various reports to the FHLB on a regular basis to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the line of credit. The Bank also has $8 million of borrowing capacity through the Federal Reserve Bank System, of which none was used as of September 30, 2012. The line with the Federal Reserve Bank of Richmond (“Federal Reserve Bank”) is collateralized using investment securities and qualified loans. In addition, the Bank has $25.0 million in unsecured, overnight Federal Funds lines with correspondent banks.

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

The following table summarizes the results of the Company’s income simulation model as of June 30, 2012, the most currently available review date.

	Change in Net Interest Income
	Year 1	Year 2
Change in Market Interest Rates:
200 basis point ramped increase	.33%	(2.41)%
Base case – no change	-	(2.55)%
100 basis point ramped decrease	.30%	(3.90)%

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

The Company did not repurchase any of its equity securities during 2011 or the first three quarters of 2012.

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

As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of September 30, 2012.

	Regulatory Capital
	Well Capitalized	Adequately Capitalized	Company	Bank

Total Capital	10.0%	8.0%	12.07%	11.93%
Tier 1 Capital	6.0	4.0	10.78	10.63
Leverage Capital	5.0	4.0	8.53	8.43

The Company holds $2.5 million of the $52.4 million received from the U.S. Treasury under the CPP, which may be invested in the Bank to increase the Bank’s total risk based capital percentage from the present level of 11.93%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of future period net interest income or other comprehensive income.

The Company considers interest rate risk to be its most significant market risk, which is discussed under the heading “Interest Rate Risk Management” on page 39.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management, including its CEO, CFO and Chief Accounting Officer (“CAO”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of September 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation, and amendments thereto, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

3.2	Articles of Merger of FNB with and into LSB, including amendments to the Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

3.3	Amended and Restated Bylaws adopted by the Board of Directors on August 17, 2004 and amended on July 23, 2008 (with identified Bylaw approved by the shareholders) incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009 (SEC File No. 000-11448).

3.4	Form of Articles of Amendment to Designate the Terms of the Series B Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock and Series C Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on November 1, 2012 (SEC File No. 000-11448).

3.5	Form of Common Stock Articles of Amendment, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on November 1, 2012 (SEC File No. 000-11448).

4.1	Specimen certificate of common stock, $5.00 par value, incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

4.2	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.02 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.3	Guarantee Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.03 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.4	Indenture, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.04 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.5	Articles of Amendment, filed with the North Carolina Department of the Secretary of State on December 12, 2008, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.6	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.7	Warrant for Purchase of Shares of Common Stock issued by Bancorp to the United States Department of the Treasury on December 12, 2008, incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

10.1	Benefit Equivalency Plan of FNB Southeast, effective January 1, 1994, incorporated herein by reference to Exhibit 10 of the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the SEC (SEC File No. 000-13086).*

10.2	1994 Director Stock Option Plan, incorporated herein by reference to Exhibit 4 of the Registration Statement on Form S-8 filed with the SEC on July 15, 1994 (SEC File No. 33-81664).*

10.3	1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1995, filed with the SEC on March 28, 1996 (SEC File No. 000-11448).*

10.4	Omnibus Equity Compensation Plan, incorporated herein by reference to Exhibit 10(B) of the Annual Report on Form 10-KSB40 for the fiscal year ended December 31, 1996, filed with the SEC on March 31, 1997 (SEC File No. 000-13086).*

10.5	Amendment to Benefit Equivalency Plan of FNB Southeast, effective January 1, 1998, incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 25, 1999 (SEC File No. 000-13086).*

10.6	Amendment Number 1 to 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).*

10.7	Long Term Stock Incentive Plan for certain senior management employees of FNB Southeast, incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003 (SEC File No. 000-13086).*

10.8	Form of Stock Option Award Agreement for a Director adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.9	Form of Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.10	Form of Amendment to the applicable Grant Agreements under the 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.11	Form of Amendment to the Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.12	Restated Form of Director Fee Deferral Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.13	Form of Stock Appreciation Rights Award Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.14	FNB Amended and Restated Directors Retirement Policy, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.15	Amendment to the FNB Directors and Senior Management Deferred Compensation Plan Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, FNB Southeast and FNB, dated July 31, 2007, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.16	Directors and Senior Management Deferred Compensation Plan Trust Agreement between FNB Southeast and Morgan Trust Company, incorporated herein by reference to Exhibit 99.7 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.17	Second Amendment to the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, Bancorp and the Bank, which is incorporated by reference to Exhibit 99.8 of the current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448). *

10.18	Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.19	First Amendment to the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.10 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.20	Bancorp Amended and Restated Long Term Stock Incentive Plan, formerly the “FNB Long Term Stock Incentive Plan” (the “2006 Omnibus Plan”), incorporated herein by reference to Exhibit 10.27 of the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 (SEC File No. 000-11448).*

10.21	Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.44 of the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.22	Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.45 of the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.23	Letter Agreement, dated December 12, 2008, between Bancorp and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and the Warrant, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

10.24	Excessive and Luxury Expenditure Policy of Bancorp and the Bank, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 9, 2009 (SEC File No. 000-11448).

10.25	Employment and Change of Control Agreement among Bancorp, the Bank and Pressley A. Ridgill, executed September 9, 2009, and effective January 1, 2010, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 11, 2009 (SEC File No. 000-11448).*

10.26	Form of Amendment to Employment and Change of Control Agreement, dated September 16, 2009, among Bancorp, the Bank and the senior executive officers of Bancorp, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 16, 2009 (SEC File No. 000-11448).*

10.27	Employment and Change of Control Agreement with William W. Budd, Jr., incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on March 11, 2010 (SEC File No. 000-11448).*

10.28	Employment and Change of Control Agreement with Robin S. Hager, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on August 3, 2010 (SEC File No. 000-11448).*

10.29	Employment and Change of Control Agreement among Bancorp, the Bank and David P. Barksdale, dated January 12, 2012, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on January 30, 2012 (SEC File No. 000-11448).*

10.30	Employment and Change of Control Agreement among Bancorp, the Bank and Ramsey K. Hamadi, dated March 2, 2012, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on March 2, 2012 (SEC File No. 000-11448).*

10.31	Second Amendment to the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 11, 2012, incorporated herein by reference to Exhibit 10.33 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.32	Third Amendment to the Trust Agreement for the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy, effective March 5, 2012, incorporated herein by reference to Exhibit 10.34 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.33	Appointment of Successor Trustee under the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management dated March 5, 2012, incorporated herein by reference to Exhibit 10.35 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.34	Second Form of Restricted Stock Award Agreement adopted under the Amended and Restated comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.36 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.35	Third Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.37 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.36	Fourth Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.38 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.37	Employment and Change of Control Agreement among Bancorp, the Bank and Pressley A. Ridgill, executed September 9, 2009, and effective January 1, 2013, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 5, 2012 (SEC File No. 000-11448).*

10.38	Form of Securities Purchase Agreement, dated November 1, 2012, between Bancorp and certain investors, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 1, 2012 (SEC File No. 000-11448).

10.39	Form of Registration Rights Agreement, dated November 1, 2012, between Bancorp and certain investors, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on November 1, 2012 (SEC File No. 000-11448).

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Financial Statements filed in XBRL format.

*Management contract and compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2012	NEWBRIDGE BANCORP
(Registrant)

	By:	/s/ Ramsey K. Hamadi
Name: Ramsey K. Hamadi
Title: Senior Executive Vice President and Chief Financial Officer
(Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

