Form 10-K
period 2012-12-31
NEWBRIDGE BANCORP
filed 2013-03-25
CIK 714530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2012	Commission File Number: 000-11448

NewBridge Bancorp

(Exact name of Registrant as specified in its Charter)

North Carolina	56-1348147
(State of Incorporation)	(I.R.S. Employer Identification No.)

1501 Highwoods Blvd., Suite 400
Greensboro, North Carolina	27410
(Address of principal executive offices)	(Zip Code)

(336) 369-0900

(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered
Class A Common Stock, no par value per share	Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s voting and nonvoting common equity held by non-affiliates of the Registrant, based on the average bid and asked price of such common equity on the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $63.5 million. As of March 24, 2013 (the most recent practicable date), the Registrant had 25,257,130 shares of Class A Common Stock outstanding and 3,186,748 shares of Class B Common Stock outstanding.

Documents incorporated by reference – Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders of NewBridge Bancorp (the “Proxy Statement”) are incorporated by reference into Part III hereof.

The Exhibit Index begins on page 98 .

NewBridge Bancorp

Annual Report on Form 10-K for the fiscal year ended December 31, 2012

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

Business of Bank and Other Subsidiaries

Through its branch network, the Bank, a NC chartered non-member bank, provides a wide range of banking products to small to medium-sized businesses and retail clients in its market areas, including interest-bearing and noninterest-bearing demand deposit accounts, certificates of deposits, individual retirement accounts, overdraft protection, personal and corporate trust services, safe deposit boxes, online banking, corporate cash management, brokerage, financial planning and asset management, and secured and unsecured loans.

As of December 31, 2012, the Bank operated two active non-bank subsidiaries: LSB Properties, Inc. (“LSB Properties”) and Henry Properties, LLC (“Henry Properties”). LSB Properties and Henry Properties together own the real estate acquired in settlement of loans of the Bank.

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

The Company operates one reportable segment, the Bank. Reference is made to Item 8 – “Financial Statements and Supplementary Data.” Management believes that the Company is not dependent upon any single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on the Company’s operations.

Market Areas

The Bank’s primary market area is the Piedmont Triad Region of NC. On December 31, 2012, the Bank operated 30 branch offices in its two markets: the Piedmont Triad Region and the Coastal Region of NC. The Bank also had loan production offices in Winston-Salem, Asheboro, Morganton, Raleigh, and Charlotte, NC. The following table lists the Bank’s branch offices, categorized by region and city.

Piedmont Triad Region:	Piedmont Triad Region (continued):
Greensboro (five offices)	Midway
Lexington (three offices)	Thomasville
Reidsville (two offices)	Tyro
Winston-Salem (two offices)	Walkertown
Archdale	Wallburg
Clemmons	Welcome
Danbury
Eden	Coastal Region:
High Point	Wilmington (two offices)
Jamestown	Burgaw
Kernersville
King
Madison

As of December 31, 2012, the Bank operated 27 branches and one loan production office in the Piedmont Triad Region of North Carolina. The Piedmont Triad Region is a 12 county area, located in the interstate corridor between Charlotte, NC and the Research Triangle Park, and has a combined population of approximately 1.6 million people. The Piedmont Triad Region includes the cities of Greensboro, Winston-Salem and High Point, respectively the third, fourth and ninth largest cities in NC.

The Piedmont Triad Region economy was once centered on the textile, furniture and tobacco industries, but has transitioned to a more service-oriented economy by successfully diversifying into areas related to transportation, logistics, health care, education and technology. Benefiting the Piedmont Triad Region’s economy are decisions by FedEx to locate a national hub at Piedmont Triad International Airport (“PTIA”) and by Honda Aircraft Company to locate its world headquarters at PTIA.

In addition to its strategic proximity to key markets, the Piedmont Triad Region has a well-defined transportation infrastructure, providing access to both global and national markets. Interstates I-40, I-85 and I-77 provide both North-South and East-West routes. In addition, local manufacturers and distribution hubs will have direct access to both Midwest markets and additional Southeast ports when Interstates I-73 and I-74, which will bisect the Piedmont Triad Region, are completed. Moreover, extensive rail services are offered by Norfolk Southern, CSX and Amtrak, as well as a number of short-line railroads.

The Piedmont Triad Region is home to numerous institutions of higher education, including Wake Forest University, Wake Forest University Baptist Medical Center, North Carolina School of the Arts, Salem College and Winston-Salem State University (Winston-Salem); High Point University (High Point); the University of North Carolina at Greensboro, North Carolina A&T University, Elon University School of Law and the Joint School of Nanoscience and Nanoengineering (Greensboro); and a number of well-respected private colleges, as well as many community colleges and technical schools. All are recognized for academic excellence and enhance the Piedmont Triad Region’s business development efforts, particularly in the field of biotechnology.

As of June 30, 2012, the Bank was the largest community bank in the Piedmont Triad Region, based on deposit market share.

As of December 31, 2012, the Bank operated three branches in the Coastal Region, which includes Pender County and New Hanover County, located on the Southeast coast of NC. Wilmington is the county seat and industrial center of New Hanover County. A historic seaport and a popular tourist destination, Wilmington has diversified and developed into a major resort area, a busy seaport (one of NC’s two deep water ports), a light manufacturing center, a chemical manufacturing center and the distribution hub of southeastern NC. During the past 20 years, the Wilmington area has experienced extensive industrial development and growth in the service and trade sectors. Industries in the Wilmington region produce fiber optic cables for the communications industry, aircraft engine parts, pharmaceuticals, nuclear fuel components and various textile products. The motion picture industry has a significant presence in the Wilmington area. Wilmington also serves as a regional retail center, a regional medical center and the home of the University of North Carolina at Wilmington.

The total population of New Hanover County is approximately 200,000. The County is served by Interstate 40 and U.S. Highways 17 and 74, major rail connections and national and regional airlines through facilities at the New Hanover International Airport, located near Wilmington.

On May 20, 2011, the Bank sold its remaining Virginia operations, which consisted of one branch and a parcel of land.

Management believes that unemployment data is the most significant indicator of the economic health of its market areas and monitors this data on a regular basis. As reflected in the table below, the unemployment rate in each of the Company’s market areas has been elevated since the end of 2008. In addition to the relatively high unemployment rates, Coastal Region property values were substantially impacted by speculative real estate development. The table also shows the Bank’s nonperforming loans as a percentage of its total loans in each market as of December 31, 2012.

	Unemployment Rate					As of December 31, 2012
	December 31					Nonperforming Loans(1)	Total Loans(1)	% of Total Loans
	2008	2009	2010	2011	2012	(in thousands)
Piedmont Triad:
Guilford County	8.3%	11.2%	10.1%	9.9%	9.5%	$2,869	$235,672	1.22%
Davidson County	9.7	13.4	11.1	10.5	10.1	4,950	218,866	2.26
Rockingham County	10.1	12.6	12.1	11.4	10.6	692	68,960	1.00
Forsyth/Stokes Counties	7.4	9.9	9.1	9.5	8.8	926	161,528	0.57
Coastal	7.5	9.7	8.9	9.7	9.5	3,777	154,799	2.44
Loan Production Offices	N/A	N/A	N/A	N/A	N/A	-	64,140	-
Corporate Centers:
Mortgage Center	N/A	N/A	N/A	N/A	N/A	4,881	203,562	2.40
Virginia Loans	N/A	N/A	N/A	N/A	N/A	3,195	13,949	22.40
Credit Cards	N/A	N/A	N/A	N/A	N/A	44	7,709	0.58
Other	N/A	N/A	N/A	N/A	N/A	26	26,236	0.10

The following table reflects the Bank’s loans, deposits and branch locations by region at December 31, 2012, and the Bank’s rank by deposit market share as of June 30, 2012 (dollars in thousands):

Region	Loans(1)(2)	Deposits(2)	Number of Branches	Deposit Market Share Rank(3)
Piedmont Triad	$750,326	$1,111,905	27	1
Coastal	154,805	139,307	3	3

(1)	Excludes loans held for sale.
(2)	Excludes loans and deposits held in corporate centers and loan production offices.
(3)	As of June 30, 2012, rank for community financial institutions; excludes banks greater than $10 billion in assets.

Deposits

The Bank offers a variety of deposit products to small to medium-sized businesses and retail clients at interest rates generally competitive with those of other financial institutions. The table below sets forth the mix of depository accounts at the Bank as a percentage of total deposits of the Bank at the dates indicated.

	As of December 31
	2012	2011	2010

Noninterest-bearing demand	15.4%	12.2%	11.1%
Savings, NOW, MMA	59.5	60.1	54.8
Certificates of deposit	25.1	27.7	34.1
	100.0%	100.0%	100.0%

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

At December 31, 2012, the Bank had $172.7 million in certificates of deposit of $100,000 or more, including $109.6 million in certificates of deposit of $250,000 or more. The Bank is a member of an electronic network that allows it to post interest rates and attract certificates of deposit nationally. It also utilizes brokered deposits and deposits obtained through the Promontory InterFinancial Network, also known as CDARS, to supplement in-market deposits. The accompanying table presents the scheduled maturities of time deposits of $100,000 or more and $250,000 or more at December 31, 2012.

Scheduled maturity of time deposits	$100,000 or more	$250,000 or more
(In thousands)
Less than three months	$67,729	$50,569
Three through six months	48,895	37,416
Seven through twelve months	26,679	11,985
More than twelve months	29,372	9,590
Total	$172,675	$109,560

See also Note 6 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Marketing

The Bank focuses its marketing efforts on small to medium-sized businesses and retail clients, and on achieving certain strategic objectives, including increasing noninterest income and growing core deposits and loans. The Bank promotes its brand through its association with the Greensboro minor league baseball team and ballpark (NewBridge Bank Park), traditional advertising and promotions, sponsorship of local events and other community-focused campaigns.

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

In the Piedmont Triad Region, as of June 30, 2012, the Bank competed with 29 commercial banks and savings institutions, as well as numerous credit unions, and with 21 commercial banks and savings institutions, and several credit unions, in the Coastal Region.

Employees

At December 31, 2012, the Company had a total of 442 employees, including 408 full time employees, all of whom were compensated by the Bank or its subsidiaries. None of the Company’s employees are represented by a collective bargaining unit, and the Company has not recently experienced any type of strike or labor dispute. The Company considers its relationship with its employees to be good.

Supervision and Regulation

Bank holding companies and commercial banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect Bancorp, the Bank and the Bank’s subsidiaries. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of Bancorp and the Bank. Supervision, regulation and examination of Bancorp and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of Bancorp. Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationship of financial institutions are introduced regularly. Bancorp cannot predict whether, or in what form, any proposed statute or regulation will be adopted or the extent to which the business of Bancorp and the Bank may be affected by such statute or regulation.

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

U.S. Treasury Capital Purchase Program.    Pursuant to the U.S. Department of the Treasury (the “U.S. Treasury”) Capital Purchase Program (the “CPP”), on December 12, 2008, Bancorp issued and sold to the U.S. Treasury (i) 52,372 shares of Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 2,567,255 shares of Bancorp’s common stock for an aggregate purchase price of $52,372,000 in cash. The Securities Purchase Agreement, dated December 12, 2008, pursuant to which the securities issued to the U.S. Treasury under the CPP were sold, grants the holders of the Series A Preferred Stock, the Warrant and the common stock of Bancorp to be issued under the Warrant, certain registration rights, and subjects Bancorp to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (“EESA”), the American Recovery and Reinvestment Act of 2009 (“ARRA”) and subsequent regulations issued by the U.S. Treasury.

Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock less certain goodwill items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum. Bancorp exceeded all applicable minimum capital adequacy guidelines as of December 31, 2012.

Capital Requirements for the Bank. As a FDIC insured commercial bank that is not a member of the Federal Reserve, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state non-member banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable minimum capital requirements as of December 31, 2012.

Dividend and Repurchase Limitations. Federal regulations provide that Bancorp must obtain Federal Reserve approval prior to repurchasing common stock for consideration in excess of 10% of its net worth during any 12 month period unless Bancorp (i) both before and after the redemption satisfies capital requirements for a “well capitalized” bank holding company; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.

The ability of Bancorp to pay dividends or repurchase shares is dependent upon Bancorp’s receipt of dividends from the Bank. NC commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. The Bank was restricted as of December 31, 2012, from paying dividends to Bancorp unless it received advance approval from the FDIC and the Commissioner. This restriction was removed in February of 2013. Also, an insured depository institution, such as the Bank, is prohibited from making distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).

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

Federal Home Loan Bank System. The Federal Home Loan Bank (“FHLB”) system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta. At December 31, 2012, the Bank was in compliance with these requirements.

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

Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Under the regulations, an institution is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (B) “significantly undercapitalized” if the institution has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2012, the Bank had the requisite capital levels to qualify as “well capitalized.”

Changes in Control. The BHCA prohibits Bancorp from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank or financial holding company or savings bank holding company without prior approval of the Federal Reserve. Similarly, Federal Reserve approval (or, in certain cases, non-objection) must be obtained prior to any person acquiring control of Bancorp. Control is deemed to exist if, among other things, a person acquires 25% or more of any class of voting stock of Bancorp or controls in any manner the election of a majority of the directors of Bancorp. Control is presumed to exist if a person acquires 10% or more of any class of voting stock, the stock is registered under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”), and the acquiror will be the largest shareholder after the acquisition.

Federal Securities Law. Bancorp has registered a class of its common stock with the Securities and Exchange Commission (“SEC”) pursuant to Section 12(g) of the Exchange Act. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to Bancorp.

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

Loans to One Borrower. The Bank is subject to the loans to one borrower limits imposed by NC law, which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any single borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the Bank’s capital, as used in the calculation of its risk-based capital ratios. At December 31, 2012, this limit was $26.2 million. This limit is increased by an additional 10% of the Bank’s capital, or $17.5 million as of December 31, 2012, for loans and extensions of credit that are fully secured by readily marketable collateral.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act was intended primarily to overhaul the financial regulatory framework following the global financial crisis and has impacted, and will continue to impact, all financial institutions including Bancorp and the Bank. The Dodd-Frank Act contains provisions that have, among other things, established a Consumer Financial Protection Bureau, established a systemic risk regulator, consolidated certain federal bank regulators and imposed increased corporate governance and executive compensation requirements. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress. The federal agencies are given significant discretion in drafting and implementing regulations. Although some of these regulations have been promulgated, many additional regulations are expected to be issued in 2013 and thereafter. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Limits on Rates Paid on Deposits and Brokered Deposits. FDIC regulations limit the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution’s normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew or roll-over such deposits without restriction; “adequately capitalized” depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates); and “undercapitalized” depository institutions may not accept, renew, or roll-over such deposits. Definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” are the same as the definitions adopted by the FDIC to implement the prompt corrective action provisions discussed above.

Taxation. Federal Income Taxation. Financial institutions such as the Company are subject to the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), in the same general manner as other corporations. The Bank computes its bad debt deduction under the specific chargeoff method.

State Taxation. Under NC law, the Company and its subsidiaries are each subject to corporate income taxes at a 6.90% rate and an annual franchise tax at a rate of 0.15% of equity.

Other. Additional regulations require annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well capitalized institutions and state chartered institutions examined by state regulators, and establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards.

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

As an FHA-approved Title II supervised lender, the Bank is required to report to the Department of Housing and Urban Development (“HUD”) its annual, audited financial and non-financial information necessary for HUD to evaluate compliance with FHA recertification requirements.

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

Available Information

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available free of charge on its internet website www.newbridgebank.com as soon as reasonably practicable after the reports are electronically filed with the SEC. The Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are also available on its internet website in interactive data format using the eXtensible Business Reporting Language (XBRL), which allows financial statement information to be downloaded directly into spreadsheets, analyzed in a variety of ways using commercial off-the-shelf software and used within investment models in other software formats. Any materials that the Company files with the SEC may be read and/or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These filings are also accessible on the SEC’s website at www.sec.gov.

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

Risks Related to Recent Economic Conditions and Governmental Response Efforts

Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally. The global, U.S. and North Carolina economies are continuing to experience significantly reduced business activity and consumer spending as a result of, among other factors, disruptions in the capital and credit markets that first occurred during 2008. Since 2008, dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant writedowns of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

•	a decrease in the demand for loans or other products and services offered by us;
•	a decrease in the value of our loans or other assets secured by consumer or commercial real estate;
•	a decrease in deposit balances due to overall reductions in the accounts of customers;
•	an impairment of certain intangible assets or investment securities;
•	a decreased ability to raise additional capital on terms acceptable to us or at all; or

•	an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net chargeoffs and provision for credit losses, which would reduce our earnings.

Until conditions improve, we expect our business, financial condition and results of operations to continue to be adversely affected.

Financial reform legislation enacted by Congress and resulting regulations have increased, and are expected to continue to increase our costs of operations. Congress enacted the Dodd-Frank Act in 2010. This law has significantly changed the structure of the bank regulatory system and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations. Although some of these regulations have been promulgated, many additional regulations are expected to be issued in 2013 and thereafter. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are having an effect on us. For example, a provision eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Although not currently quantifiable, this significant change to existing law could have an adverse effect on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest-bearing transaction accounts had unlimited deposit insurance through December 31, 2012.

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

Increases in FDIC insurance premiums may adversely affect Bancorp’s net income and profitability. Since 2008, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the FDIC instituted two temporary programs to further insure customer deposits at FDIC insured banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000), and noninterest-bearing transactional accounts were fully insured (unlimited coverage) through December 31, 2012. These programs have placed additional stress on the Deposit Insurance Fund. In order to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund, the FDIC has increased assessment rates of insured institutions. Bancorp is generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are additional bank or financial institution failures, or the cost of resolving prior failures exceeds expectations, the Bank may be required to pay higher FDIC premiums than those currently in force. Any future increases or required prepayments of FDIC insurance premiums may adversely impact Bancorp’s earnings and financial condition.

The capital and credit markets have experienced unprecedented levels of volatility. During the economic downturn, the capital and credit markets experienced extended volatility and disruption. In some cases, the markets produced downward pressure on financial institution stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. Although Bancorp was able to acquire privately offered equity capital in 2012, if these levels of market disruption and volatility continue, worsen or abate and then arise at a later date, Bancorp’s ability to access further capital could be materially impaired. Bancorp’s inability to access the capital markets could constrain the Bank’s ability to make new loans, to meet the Bank’s existing lending commitments and, ultimately jeopardize the Bank’s overall liquidity and capitalization.

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

Our participation in the CPP imposes restrictions and obligations on us that may limit our ability to access the capital markets, and reduce our liquidity. On December 12, 2008, we issued and sold (i) 52,372 shares of Series A Preferred Stock and (ii) a Warrant to purchase 2,567,255 shares of Bancorp’s common stock to the U.S. Treasury as part of its CPP. The Securities Purchase Agreement, pursuant to which such securities were sold, among other things, grants the holders of such securities certain registration rights which, in certain circumstances, impose lock-up periods during which we would be unable to issue equity securities. In addition, unless we are able to redeem the Series A Preferred Stock during the first five years, the dividends on this capital will increase substantially at that point, from 5% to 9%. Depending on market conditions at the time, this increase in dividends could significantly impact our liquidity.

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

Market developments may adversely affect our industry, business and results of operations. Significant declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant writedowns of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks. These writedowns, initially of mortgage backed securities but spreading to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. As a consequence, the Company experienced significant challenges, its credit quality deteriorated and its net income and results of operations were adversely impacted. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. Although to date Bancorp and the Bank remain “well capitalized,” and have performed better than many of their peers, we are part of the financial system and a systemic lack of available credit, a lack of confidence in the financial sector, increased volatility in the financial markets and/or reduced business activity could materially adversely affect our business, financial condition and results of operations.

Risks Associated with Our Business

We rely on dividends from the Bank for most of our revenue. Bancorp is a separate and distinct legal entity from the Bank. Bancorp receives substantially all of its revenue from dividends received from the Bank. These dividends are the principal source of funds to pay dividends on Bancorp’s common and preferred stock, and interest and principal on its outstanding debt securities. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to Bancorp. The Bank was restricted from paying dividends to Bancorp in 2012 unless it received advance approval from the FDIC and the Commissioner. This restriction was removed in February of 2013. In the event the Bank were unable to pay dividends to Bancorp, Bancorp might not be able to service debt, pay obligations, or pay dividends on Bancorp’s common stock. Such an inability to receive dividends from the Bank could have a material adverse effect on Bancorp’s business, financial condition and results of operations. See Item 1 “Business – Supervision and Regulation” and Note 17 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

The Bank is exposed to risks in connection with the loans it makes. A significant source of risk for Bancorp and the Bank arises from the possibility that losses will be sustained by the Bank because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. Losses from such failures have materially impacted the Bank’s operating results during the past three years. The Bank has underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that it believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying its loan portfolio. Such policies and procedures, however, cannot fully prevent unexpected losses that could adversely affect the Bank’s results of operations.

Our allowance for loan losses may be insufficient. All borrowers carry the potential to default and our remedies to recover (seizure and/or sale of collateral, legal actions, guarantees, etc.) may not fully satisfy money previously lent. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance for loan losses reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional loan chargeoffs, based on judgments different than those of management. An increase in the allowance for loan losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our financial condition and results of operations.

If the value of real estate in the markets we serve were to further decline, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us. At December 31, 2012, our loans secured by real estate totaled $1.01 billion, or 87.5% of total loans (excluding loans held for sale). With these loans concentrated within our two markets, the Piedmont Triad Region and Coastal Region, a further decline in local economic conditions in these markets could adversely affect the value of the real estate collateral securing our loans. A further decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. See Allocation of Allowance for Credit Losses in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion related to the Bank’s process for determining the appropriate level of the allowance for possible credit losses. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would negatively impact our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies, and natural disasters.

Our commercial real estate lending may expose us to risk of loss and hurt our earnings and profitability. We regularly make loans secured by commercial real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one to four family residential mortgage loans. Further, loans secured by commercial real estate properties are generally for larger amounts and involve a greater degree of risk than one to four family residential mortgage loans. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy. Because of the current general economic slowdown, these loans represent higher risk, could result in an increase in our total net chargeoffs and could require us to increase our allowance for loan losses, which could have a material adverse effect on our financial condition or results of operations. At December 31, 2012, our loans secured by commercial real estate totaled $434.5 million, which represented 37.6% of total loans (excluding loans held for sale). While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.

Our construction loans and land development loans involve a higher degree of risk than other segments of our loan portfolio. A portion of our loan portfolio is comprised of construction loans and land development loans. Construction financing typically involves a higher degree of credit risk than commercial real estate lending. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction and the bid price and estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal. Although our underwriting criteria are designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will safeguard against material delinquencies and losses to our operations. Repayment of construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all. At December 31, 2012, we had loans of $75.7 million, or 6.6% of total loans (excluding loans held for sale), outstanding to finance construction and land development.

Our lending on unimproved land may expose us to a greater risk of loss and may have an adverse effect on results of operations. A portion of our construction and land development lending is secured by unimproved land. Loans secured by unimproved land are generally more risky than loans secured by improved property for one to four family residential mortgage loans. Since unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business. These loans are susceptible to adverse conditions in the real estate market and local economy. At December 31, 2012, loans secured by unimproved property totaled $25.5 million, or 2.2% of our loan portfolio (excluding loans held for sale).

If our investment in the common stock of the FHLB of Atlanta is classified as other than temporarily impaired or as permanently impaired, our earnings and stockholders’ equity could decrease. We own common stock of the FHLB of Atlanta. We hold this stock to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB of Atlanta’s advance program. The aggregate cost and fair value of our FHLB of Atlanta common stock as of December 31, 2012 was $7.7 million based on its par value. There is no market for our FHLB of Atlanta common stock.

Published reports indicate that certain member banks of the FHLB System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capital of an FHLB, including the FHLB of Atlanta, could be substantially diminished or reduced to zero. Consequently, there is a risk that our investment in FHLB of Atlanta common stock could be impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

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

Bancorp’s operating results and financial condition would likely suffer if there is a further deterioration in the general economic condition of the areas in which the Bank does business. Unlike larger national or other regional banks that are more geographically diversified, the Bank primarily provides services to customers located in the Piedmont Triad Region and Coastal Region in NC. Because the Bank’s lending and deposit-gathering activities are concentrated in these markets, particularly the Piedmont Triad Region, the Bank will be affected by the business activity, population, income levels, deposits and real estate activity in these markets. Adverse developments in local industries have had and could continue to have a negative effect on the Bank’s financial condition and results of operations. Even though the Bank’s customers’ business and financial interest may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce the Bank’s growth rate, affect the ability of the Bank’s customers to repay their loans and generally affect Bancorp’s financial condition and results of operations. A further decline in general economic conditions in the Bank’s market areas, caused by inflation, recession, higher unemployment or other factors which are beyond the Bank’s control would also impact these local economic conditions and could have an adverse effect on Bancorp’s financial condition and results of operations.

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

Impairment of investment securities, certain other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations. In assessing the impairment of investment securities, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, and the intent and ability of Bancorp to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Under current accounting standards, certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. Assessment of certain other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified. In assessing the realizability of our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the corporate income tax rate during the periods in which those temporary differences become deductible. The value of our deferred tax assets reflects the current corporate income tax rate of approximately 35 percent. Failure to generate future taxable income in line with our current projections and/or a reduction in the corporate income tax rate could cause us to further impair our deferred tax assets, which impairment would be reflected as a charge to earnings in the period during which such impairment is identified.  The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

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

Government regulations may prevent or impair Bancorp’s ability to engage in mergers or operate in other ways. Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. The Bank is subject to supervision and periodic examination by the FDIC and the Commissioner. Bancorp is subject to regulation by the Federal Reserve and the Commissioner. The Bank was restricted from paying dividends to Bancorp as of December 31, 2012, unless it received advance approval from the FDIC and the Commissioner. This restriction was removed in February of 2013. Banking regulations, designed primarily for the protection of depositors, and the withholding of necessary approvals by the bank regulatory agencies may limit the growth and the return to Bancorp’s shareholders by restricting certain activities, such as:

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

Bancorp’s trading volume is low compared with larger national and regional banks. A class of Bancorp’s common stock is traded on the NASDAQ Global Select Market. However, the trading volume of Bancorp’s common stock is relatively low when compared with larger companies listed on the NASDAQ, the NYSE or other consolidated reporting systems or stock exchanges. Thus, the market in Bancorp’s common stock may be limited in scope relative to larger companies. In addition, Bancorp cannot say with any certainty that a more active and liquid trading market for its common stock will develop.

Bancorp has issued preferred stock and subordinated debentures, all of which rank senior to our common stock. Bancorp has issued and outstanding 52,372 shares of Series A Preferred Stock. The 422,456 shares of Series B Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock (the “Series B Preferred Stock”) and the 140,217 shares of Series C Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock (the “Series C Preferred Stock) that were issued and outstanding as of December 31, 2012 were converted into 9,601,262 shares of voting Class A Common Stock and 3,186,748 shares of nonvoting Class B Common Stock on February 22, 2013. The Series A Preferred Stock ranks senior to shares of our common stock. As a result, Bancorp must make dividend payments on the Series A Preferred Stock before any dividends can be paid on the common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the Series A Preferred Stock must be satisfied before any distributions can be made on the common stock. If Bancorp does not remain current in the payment of dividends on the Series A Preferred Stock, no dividends may be paid on the common stock. In addition, Bancorp has issued $25.8 million in subordinated debentures in connection with its issuance of trust preferred securities. These debentures also rank senior to the common stock.

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

There may be future sales of additional common stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our common stock. We may issue additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market value of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or the perception that such sales could occur.

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

The Company and the Bank’s executive offices are located at 1501 Highwoods Boulevard in Greensboro, NC. The Bank’s principal support and operational functions are located at 38 West First Avenue, Lexington, NC and 202 South Main Street in Reidsville, NC. On December 31, 2012, the Bank operated 30 branch offices in its two markets, the Piedmont Triad Region and Coastal Region of NC, and five loan production offices. The locations of the Bank’s executive and banking offices, their form of occupancy, deposits as of December 31, 2012, and year opened, are provided in the accompanying table:

Location	Owned or Leased	Deposits (in thousands)	Year
1501 Highwoods Boulevard, Greensboro, NC (1)	Leased	$-	2004
38 West First Avenue, Lexington, NC (2)	Owned	214,200	1949
202 South Main Street, Reidsville, NC (2)	Owned	67,465	1910
10401 South Main Street, Archdale, NC (3)	Owned	10,570	2003
301 East Fremont Street, Burgaw, NC	Leased	27,384	1999
2386 Lewisville-Clemmons Road, Clemmons, NC	Owned	22,771	2001
1101 North Main Street, Danbury, NC	Owned	23,939	1997
801 South Van Buren Road, Eden, NC	Owned	47,682	1996
2132 New Garden Road, Greensboro, NC	Owned	60,090	1997
4638 Hicone Road, Greensboro, NC	Owned	33,296	2000
3202 Randleman Road, Greensboro, NC	Owned	33,217	2000
1702 Battleground Avenue, Greensboro, NC (3)	Owned	20,768	2008
201 North Elm Street, Greensboro, NC	Leased	13,473	2009
200 Westchester Drive, High Point, NC	Owned	34,764	2001
120 East Main Street, Jamestown, NC	Owned	21,587	2004
230 East Mountain Street, Kernersville, NC	Leased	17,559	1997
647 South Main Street, King, NC	Owned	43,107	1997
298 Lowes Boulevard, Lexington, NC	Owned	33,416	2011
500 South Main Street, Lexington, NC (4)	Leased	-	2004
605 North Highway Street, Madison, NC	Owned	23,486	1997
11492 Old U.S. Highway 52, Midway, NC	Owned	33,468	1973
1646 Freeway Drive, Reidsville, NC	Owned	43,359	1972
919 Randolph Street, Thomasville, NC	Owned	47,995	1987
4481 Highway 150 South, Tyro, NC	Owned	28,703	2002
3000 Old Hollow Road, Walkertown, NC	Owned	24,250	1997
10335 North NC Highway 109, Wallburg, NC	Owned	27,477	1992
6123 Old U.S. Highway 52, Welcome, NC	Owned	50,374	1958
161 South Stratford Road, Winston-Salem, NC	Leased	60,008	1997
3500 Old Salisbury Road, Winston-Salem, NC	Owned	40,523	1978
704 South College Road, Wilmington, NC	Leased	40,543	1997
1001 Military Cutoff Road, Wilmington, NC	Leased	44,166	2006

(1)	Executive offices of the Company and the Bank.
(2)	Serves as a full service branch as well as an operations center for the Bank.
(3)	The decision to close these locations on April 19, 2013 was announced in January, 2013.
(4)	This location is an express drive through facility that only processes transactions and does not open customer accounts.

The Bank operates loan production offices in leased premises in Winston-Salem, Asheboro, Morganton, Raleigh, and Charlotte, NC.

In addition, as of December 31, 2012, the Bank also operated 10 offsite ATM machines in various locations throughout its markets.

Item 3.	Legal Proceedings

In the ordinary course of operations, the Company and its subsidiaries are often involved in legal proceedings. In the opinion of management, neither the Company nor its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the fourth quarter of the Company’s fiscal year ended December 31, 2012.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices and Dividend Policies

A class of Bancorp’s common stock is traded on the Global Select Market of the NASDAQ Stock Market (“NASDAQ GSM”) under the symbol “NBBC.” The following table shows the high, low and closing sales prices of Bancorp’s common stock on the NASDAQ GSM, based on published financial sources, for each quarter within the last two fiscal years.

Quarter ended	High	Low	Close
December 31, 2012	$4.95	$3.92	$4.63
September 30, 2012	5.00	3.74	4.84
June 30, 2012	4.94	3.88	4.38
March 31, 2012	4.91	3.71	4.79

December 31, 2011	$4.20	$3.30	$3.87
September 30, 2011	4.99	3.53	3.90
June 30, 2011	5.13	4.21	4.58
March 31, 2011	5.50	4.54	4.96

At a Special Meeting of Shareholders on February 20, 2013, shareholders approved the conversion of 422,456 shares of Series B Preferred Stock and 140,217 shares of Series C Preferred Stock into Class A Common Stock and Class B Common Stock, respectively. As a result, on February 22, 2013, the Series B Preferred Stock was converted into 9,601,262 shares of voting Class A Common Stock, and the Series C Preferred Stock was converted into 3,186,748 shares of nonvoting Class B Common Stock. As of February 22, 2013, there were approximately 5,967 beneficial owners, including 2,934 holders of record, of Bancorp’s Class A Common Stock, and approximately seven holders of record of Bancorp’s Class B Common Stock.

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

The following table sets forth certain information regarding shares issuable upon exercise of outstanding options, warrants and rights under equity compensation plans, and shares remaining available for future issuance under equity compensation plans, in each case as of December 31, 2012. Individual equity compensation arrangements are aggregated and included within this table.

			Number of Shares
			Remaining Available
			for Future Issuance
			under Equity
	Number of Shares to be	Weighted-Average	Compensation Plans
	Issued Upon Exercise of	Exercise Price of	(excluding shares
	Outstanding Options,	Outstanding Options,	reflected in
	Warrants and Rights	Warrants and Rights	column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans
Approved by Shareholders
Stock Options	529,825	$14.55	961,480
Restricted Stock Units	229,420	-
Equity Compensation Plans Not
Approved by Shareholders	-	-	-
Total	759,245	$10.15	961,480

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Bancorp did not repurchase any of its equity securities during 2012.

Recent Sales of Unregistered Securities

On November 30, 2012, the Company completed a transaction pursuant to securities purchase agreements with 22 separate purchasers, including certain officers and directors of the Company, pursuant to which the purchasers invested an aggregate of approximately $56.3 million in cash in the Company through direct purchases of 422,456 shares of newly issued Series B Preferred Stock and 140,217 shares of newly issued Series C Preferred Stock. The shares of Preferred Stock were offered and sold by the Company to accredited investors in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. On February 20, 2013, the Company convened a Special Meeting of Shareholders for the purposes of obtaining shareholder approval of proposals to create a new class of nonvoting common stock (“Class B Common Stock”), to increase the Company’s authorized common stock from 50,000,000 to 100,000,000 shares and its authorized preferred stock from 10,000,000 to 30,000,000 shares, and to approve the Company’s issuance of up to 9,601,273 shares of voting Class A Common Stock upon conversion of up to 422,456 shares of Series B Preferred Stock and the Company’s issuance of up to 3,186,750 shares of nonvoting Class B Common Stock upon conversion of up to 140,217 shares of Series C Preferred Stock. All proposals were approved.

FIVE-YEAR STOCK PERFORMANCE TABLE

The following graph compares the cumulative total shareholder return on Bancorp’s common stock with the S&P 500 Index (U.S.) and the SNL Southeast Bank Index. The graph assumes that $100 was originally invested on December 31, 2007, and that all subsequent dividends were reinvested in additional shares.

NEWBRIDGE BANCORP

Comparison of Cumulative Total Shareholder Return

Years Ended December 31

	2007	2008	2009	2010	2011	2012
NewBridge Bancorp	100	23	22	46	38	45
SNL Southeast Bank Index[1]	100	40	41	39	23	38
S&P 500 Index	100	63	80	92	94	109

1 The SNL Southeast Bank Index is comprised of a peer group of 91 bank holding companies headquartered in Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia, whose common stock is traded on the NYSE, NYSE Amex or NASDAQ stock exchanges. The total five year return was calculated for each of the bank holding companies in the peer group taking into consideration changes in stock price, cash dividends, stock dividends and stock splits since December 31, 2007. The individual results were then weighted by the market capitalization of each company relative to the entire peer group. The total return approach and the weighting based upon market capitalization are consistent with the preparation of the S&P 500 total return index.

Item 6.	Selected Financial Data

The following table should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and “Item 8 - Financial Statements and Supplementary Data,” which begin on page 30 and page 59 below, respectively.

(In thousands, except per share data and performance measures)	Years Ended December 31
	2012	2011	2010	2009	2008
SUMMARY OF OPERATIONS
Interest income	$71,080	$79,445	$89,913	$98,500	$117,286
Interest expense	7,514	12,319	20,454	39,156	53,852

Net interest income	63,566	67,126	69,459	59,344	63,434
Provision for credit losses	35,893	16,785	21,252	35,749	25,262

Net interest income after provision for credit losses	27,673	50,341	48,207	23,595	38,172
Noninterest income	2,368	13,155	15,815	18,474	20,630
Goodwill impairment	-	-	-	-	47,707
Noninterest expense	57,893	57,369	60,889	68,843	72,191

Income (loss) before income taxes	(27,852)	6,127	3,133	(26,774)	(61,096)
Income taxes	(2,598)	1,449	(247)	(11,641)	(6,924)

Net income (loss)	(25,254)	4,678	3,380	(15,133)	(54,172)
Dividends and accretion on preferred stock	(2,918)	(2,917)	(2,919)	(2,917)	(170)
Net income (loss) available to common shareholders	$(28,172)	$1,761	$461	$(18,050)	$(54,342)

Cash dividends declared on common stock	$-	$-	$-	$-	$6,106

SELECTED YEAR END ASSETS AND LIABILITIES
Investment Securities	$393,815	$337,811	$325,129	$325,339	$288,572
Loans held for investment, net of unearned income	1,155,421	1,200,070	1,260,585	1,456,526	1,603,588
Assets	1,708,707	1,734,564	1,809,891	1,949,256	2,081,357
Deposits	1,332,493	1,418,676	1,452,995	1,499,310	1,663,463
Shareholders’ equity	196,014	163,387	165,918	167,334	181,966

PERFORMANCE MEASURES
Net income (loss) to average total assets	(1.46)%	0.27%	0.18%	(0.74)%	(2.59)%
Net income (loss) to average shareholders’ equity	(15.18)	2.81	2.00	(8.73)	(27.97)
Dividend payout	-	-	-	-	N/M
Average shareholders’ equity to average total assets	9.65	9.51	8.81	8.42	9.37
Average tangible shareholders’ equity to average tangible total assets	9.47	9.29	8.58	8.17	6.86

PER SHARE DATA
Earnings (loss) per share:
Basic	$(1.80)	$0.11	$0.03	$(1.15)	$(3.64)
Diluted	(1.80)	0.11	0.03	(1.15)	(3.64)
Cash dividends declared	-	-	-	-	0.39
Book value at end of year	5.58	7.09	7.25	7.34	8.28
Tangible book value at end of year	5.38	6.85	6.96	7.02	7.90

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

In 2012 the Company accomplished two primary goals: an aggressive reduction of its adversely classified assets and the completion of a $56 million convertible preferred equity raise. These two achievements are transformative for the Company. Our strengthened balance sheet, our increased regulatory capital and the significant reduction of the expense weight of adversely classified assets will allow the Company to pursue its vision of being a high performing community bank.

Asset Quality. In mid-2012 the Company formulated an asset disposition plan to resolve the lingering impact of the recession on its asset quality. Our 2012 operating results reflect the impact of the implementation of this plan. The Company had a net loss of $25.3 million for the year. We anticipated this result.

Under the plan, the Company projected that it would dispose of $71 million in classified assets during 2012. We decided these dispositions would be handled internally, not through a broker, so that the Company could eliminate broker fees, execute efficient sales and target the assets for liquidation that had the greatest imbedded losses. We also decided that dispositions would be made through direct negotiations with customers, direct sales of notes, auctions and sales of small pools of homogeneous assets. We began to execute on the plan in the third quarter and provisioned and expensed more than $41 million of credit-related costs in that period. We also wrote down our deferred tax asset by $11 million in the third quarter. By year end, the Company had reduced total classified assets by $96 million, or $25 million more than the projected total under the plan. Total classified assets were $53 million at December 31, 2012, one-third the level of 2011 year end balance of $159 million.

We believe the asset disposition plan was highly successful. The negative impact of adversely classified assets on the Company’s earnings was markedly reduced. As a result, our fourth quarter net income climbed to a record level of $4.8 million, an increase of 230% over the prior year’s fourth quarter. We believe that our future earnings will also be favorably impacted by the increased quality of our assets.

Equity Raise. Following the 2007 merger of FNB Financial Services Corporation into the Company, our Board and management established a disciplined business model built on an operating vision of Quality, Profitability and Growth. Additionally, our President and Chief Executive Officer, Pressley A. Ridgill, brought together a management team united behind a simple, but powerful, principle – “Financial Success Begins With Integrity.”

During this time, however, the effects of the economic recession were increasing and direct pursuit of our vision was not possible. We had to pause and deal with the challenges before us. We elected not to defer credit costs. Instead, we aggressively charged off and wrote down credits. From late 2007 through the completion of the asset disposition plan in the fourth quarter of 2012, the Company charged off over $194 million of loans and other real estate owned, or 11.94% of the Company’s peak level of loan balances in September of 2008. In addition, the Company made the difficult but necessary decisions to close or sell multiple branches and reduce the number of its full-time employees by one-third. The results of our commitment to directly confront our challenges were mounting losses, declining capital, a reduction in size and decreasing valuation of our shares in the market.

By late 2008, the Company’s well capitalized status was threatened. We accepted $52 million of capital through the Troubled Asset Relief Program (“TARP”). Our acceptance of TARP capital has presented challenges. It currently requires the payment of a dividend at an annual rate of 5%. Moreover, the market value of the Company’s shares likely has been depressed in part because of investors’ concerns over our ability to repay the TARP capital and the cost of the necessary replacement capital.

As with our asset quality difficulties, we decided to aggressively resolve our TARP capital challenges. On November 1, 2012, the Company agreed to issue approximately $56 million of convertible preferred stock to a number of selected investors at a price of $4.40 per common share equivalent. The market price of the Company’s common stock on the last trading day before November 1, 2012 was $4.26. The closing of this private placement occurred on November 30, 2012. At a Special Shareholders Meeting on February 20, 2013, the shareholders of the Company overwhelmingly approved resolutions providing for the conversion of the convertible preferred stock into 9.6 million shares of voting Class A Common Stock and 3.2 million shares of nonvoting Class B Common Stock.

The Company believes that the combination of the significant enhancement of its asset quality and its ability to redeem its TARP capital, without impacting materially its well capitalized status, as a result of its equity raise, have transformed the opportunities available to it. Although the economy remains difficult and presently unknown challenges may well arise, the Company believes that it has the financial strength and management depth needed to aggressively pursue its vision of Quality, Profitability and Growth.

2012 Highlights. The Company took significant actions in 2012 in pursuit of its operating vision.

Quality

•	Nonperforming assets declined $44.4 million
•	As a percentage of assets, nonperforming assets declined from 4.10% to 1.56%
•	Total adversely classified assets declined from $159.1 million to $53.2 million
•	Other real estate owned declined 82% to $5.4 million

Profitability

•	The net interest margin averaged 4.06%
•	Core deposit costs declined to 0.16% at year end
•	Core deposits represented 75% of total deposits at year end
•	Total noninterest expense declined $1.3 million, or 2.3%, excluding $1.8 million of one-time expense
•	The closing of two branch locations was decided as part of our redeployment of resources in more vibrant markets
•	Branch locations were reduced to 30 (down from 42 in 2007)
•	Annual operating expenses have declined by $16 million since 2007

Growth

•	Loan balances increased 5%, net of classified loans
•	Our footprint was expanded into the Raleigh and Charlotte markets through loan production offices
•	Twelve senior level experienced community bankers were employed, including new market executives in the Piedmont Triad and Charlotte markets

Pursuing Our Community Banking Strategy

The Company will remain focused on opportunities to achieve our vision of Quality, Profitability and Growth. We will continue to manage our progress in achieving these goals through basic, measurable operating objectives that communicate throughout the organization the steps needed to enhance the Company’s financial results. Many of these steps have been taken, others are underway and still others will be taken in coming periods.

Sustained Asset Quality. We believe we have resolved our asset quality issues and achieved the asset base necessary to achieve sustained profitability. The balance of nonperforming assets at December 31, 2012 totaled $26.7 million, or 1.56% of total assets, down from $71.1 million, or 4.11% of total assets, at December 31, 2011. Our nonperforming assets consist of nonperforming loans, loans that have been impaired and on which management no longer believes all principal and interest will be collected, loans that have been restructured to aid the financial distress of a borrower, and other real estate owned which is physical real estate that the Company has taken in settlement of troubled debt. Likewise, total classified loans declined 62.75%, or $80.6 million, for the year to $47.9 million. This total is down 71.44%, or $119.7 million, from the peak level at September 30, 2010. At December 31, 2012, other real estate owned totaled $5.4 million, down from $30.6 million at December 31, 2011. At December 31, 2012, the allowance for credit losses totaled $26.6 million, or 2.30% of loans held for investment, and 124.7% of nonperforming loans. Management believes that substantially all losses in the Company’s impaired and nonperforming loans have been recognized and charged off through the allowance for credit losses.

Profitability. The Company’s ability to achieve sustained profitability depends not only on the maintenance of a high level of asset quality, but on careful management of interest income, interest expense and other expense. Management has identified and implemented a number of steps to increase net interest and fee income, preserve an acceptable net interest margin and control our controllable expenses.

•	Expanded our presence into key North Carolina markets and redeployed resources previously dedicated to less vibrant areas. The Company has opened loan production offices in Raleigh and Charlotte, NC – the two largest and fastest growth banking markets in North Carolina. The Company also established loan production offices in smaller markets in which particular growth opportunities were identified. Our goal is to pursue opportunities to increase our portfolio of creditworthy loans with attractive interest rates. Additionally, the Company sold its Harrisonburg, Virginia operations and closed 11 branches not meeting its profitability requirements.
•	Reduced the Company’s dependence on high cost time deposits in favor of lower cost core accounts, including DDA, NOW checking, money market and savings accounts.
•	Acquired a mortgage brokerage operation (2012 fee revenues increased 124% over the prior year).
•	Established a loan pricing committee to better evaluate risk-based and relationship pricing to include deposit and other relationships. Management has also focused on maintaining consistency on loan pricing relative to credit characteristics of loans.
•	Redirected portfolio investments to corporate debt and commercial mortgage backed securities.
•	Expanded our trust and wealth management services (assets under management increased 30% in 2012 and have increased 164% since 2010).
•	Maintained a disciplined and accountable budget process that includes monitoring loan, investment and deposit yields; carefully reviewing variances every month, and reviewing controllable expenses every month.

Expense management is critical to the achievement of our profitability goals. Management has implemented a disciplined cost management culture where “that which is within our control is controlled.” A key element to creating this culture is our line item accountable budget process. The foundation of our budgeting process is the “CAST” philosophy:

•	Conservative in forecasts and expectations
•	Accountable on an account by account basis
•	Specific to each individual in the organization so goals and budgets are understood
•	Timely so that continued monitoring and adjustments can be made

Several major cost reduction initiatives focused on eliminating excess costs and non-core or unprofitable activities are continuing. These initiatives include an ongoing franchise validation plan, which carefully reviews each of our branch locations and targets the elimination of waste, inefficiency and duplication throughout our franchise. Each branch is evaluated for its pre-tax contribution, the age and state of the branch facility, the ease of closure, market demographics and the branch’s overall fit within our strategic vision. Execution of the franchise validation plan and other expense reduction initiatives have resulted in a net reduction of 12 bank locations and 254 full time equivalent employees since the third quarter of 2007. The reduction in the number of branch locations and other expense reductions resulted in an improvement of our core efficiency from a high of 90% in 2009 to 68% in 2012.

Growth. As a community bank, we believe our opportunities to achieve exceptional returns for our shareholders depend upon consistent delivery of superior customer service to small to medium-sized business and retail clients in a manner that the large national and super regional banks are unable or unwilling to emulate. The Piedmont Triad has approximately $33 billion of deposits. The market is dominated by large national and regional banks, with 76% of the market’s deposits residing in banks with more than $10 billion of assets. We believe that we have an opportunity to materially increase our deposit share of this market.

While deposit growth is available in our primary market of the Piedmont Triad, quality loan opportunities in that market and elsewhere in our footprint have been insufficient in recent quarters to offset loan portfolio pay downs. Although we will continue to aggressively compete in the Piedmont Triad and in our Coastal market, the Company has determined that to achieve its growth goals it must seek out additional opportunities. Consequently, we have opened loan production offices in Raleigh, NC and in Charlotte, NC, two of the fastest growing metropolitan statistical areas (“MSAs”) in our country. These offices will be converted to branch offices in 2013. The Company now has a lending presence in each of the four largest MSAs in NC – Charlotte, Raleigh, the Piedmont Triad and Wilmington. We believe this expansion of our footprint will enhance our ability to significantly grow our deposit base and loan portfolio.

Although we intend to grow our deposit base and loan portfolio in our traditional and new markets, we will also consider other opportunities to expand our operations in these markets or in markets complementary to our existing franchise. We intend, however, to employ a disciplined approach, consistent with our management philosophy, in evaluating any such opportunities.

The Future. We cannot predict with assurance the performance of the Company in the coming years. Banks operate in an environment where factors beyond their control impact their performance. Recessions, stricter government regulations, interest rates, real property values, consumer spending, investment yields, regulatory capital requirements, and unemployment rates – to name a few – can and do adversely impact the profitability of financial institutions.

We do believe, however, that our aggressive resolution of our asset quality issues, the capital strength provided by our equity raise, our commitment to careful management of the drivers of our income and our expenses, and our focus on thoughtful growth, position our Company to move beyond the challenges of the past and seize upon opportunities available to us now and in the future.

Financial Condition at December 31, 2012 and 2011

The Company’s consolidated assets of $1.71 billion at year end 2012 reflect a decrease of 1.5% from year end 2011. The decrease was primarily a result of a decline in the Company’s loan portfolio. Total average assets decreased 1.4% from $1.75 billion in 2011, to $1.72 billion in 2012, while average earning assets decreased 1.6%, from $1.60 billion in 2011, to $1.58 billion in 2012. The decreases in total average assets and average earning assets were also primarily the result of a decrease in loans outstanding.

Loans (excluding loans held for sale) decreased $44.6 million during 2012, or 3.7%, compared to a decrease of 4.8% in 2011. The decline in loans was due primarily to our asset disposition plan. In our Quarterly Report on Form 10-Q for the second quarter of 2012, we disclosed that a plan was being developed to accelerate the workout and disposition of a substantial portion of remaining problem assets. During the third quarter, management initiated the asset disposition plan.

Using March 31, 2012 problem asset levels, management established the following goals:

•	Nonperforming Loans – Reduce by $20.0 million to $23.7 million
•	Performing Classified Loans – Reduce by $26.0 million to $49.3 million
•	Real Estate Acquired in Settlement of Loans (“OREO”) – Reduce by $25.0 million to $5.0 million
•	Total Classified Assets – Reduce by $71.0 million to $78.0 million

•	Classified Assets – Reduce to 45.00% of Tier 1 capital plus allowance for credit losses
•	Nonperforming Assets – Reduce to 2.00% or less of total assets

By December 31, 2012, the asset disposition plan was completed. As of that date, total problem assets were reduced by approximately $95.8 million from the March 31, 2012 levels as follows:

•	Nonperforming Loans – Reduced by $22.4 million to $21.4 million
•	Performing Classified Loans – Reduced by $48.8 million to $26.5 million
•	OREO – Reduced by $24.7 million to $5.4 million
•	Total Classified Assets – Reduced by $95.8 million to $53.2 million
•	Classified Assets – Reduced to 30.53% of Tier 1 capital plus allowance for credit losses
•	Nonperforming Assets – Reduced to 1.56% of total assets

The results achieved through the asset disposition plan are reflected in the amounts reported for December 31, 2012 and for the periods then ended and are the principal reasons for changes from prior period amounts.

Loans secured by real estate totaled $1.01 billion at year end 2012 and represented 87.5% of total loans (excluding loans held for sale), compared with 86.4% at year end 2011. Within this category, residential real estate loans decreased 4.1% to $501.4 million, and construction loans decreased 15.4% to $75.7 million. Commercial loans totaled $545.3 million at year end 2012, a decrease of 0.4% from the end of 2011. Consumer loans decreased 22.6% during 2012, ending the year at $26.9 million.

Investment securities (at amortized cost) totaled $379.1million at year end 2012, a 12.5% increase from $337.0 million at year end 2011. U.S. Government agency securities totaled $67.1 million, or 17.7% of the portfolio, at year end 2012, compared to $39.0 million, or 11.6% of the portfolio one year earlier. Mortgage backed securities totaled $64.7 million, or 17.1% of the portfolio, at December 31, 2012, compared to $62.1 million, or 18.4% of the portfolio, at the previous year end. State and municipal obligations amounted to $18.0 million at year end 2012, and comprised 4.7% of the portfolio, compared to $19.4 million, or 5.7% of the portfolio, a year earlier. Corporate bonds totaled $195.5 million, or 51.6% of the portfolio at December 31, 2012, of which $44.9 million were covered bonds, compared to total corporate bonds of $180.0 million, or 53.4% of the portfolio at December 31, 2011, of which $61.4 million were covered bonds. Collateralized mortgage obligations (“CMOs”) totaled $10.4 million, or 2.7% of the portfolio at year end 2012, compared to $23.6 million, or 7.0% of the portfolio, at the end of the previous year. The Company’s investment strategy is to achieve acceptable total returns through investments in securities with varying maturity dates, cash flows and yield characteristics. U.S. Government agency securities are generally purchased for liquidity and collateral purposes, mortgage backed securities are purchased for yield and cash flow purposes, corporate bonds are purchased for yield, and longer maturity municipal bonds are purchased for yield and income tax advantage. The table, “Investment Securities,” on page 52, presents the composition of the securities portfolio for the last three years, as well as information about cost and fair value, and the table “Investment Securities Portfolio Maturity Schedule” presents the maturities, fair values and weighted average yields.

Total deposits decreased $86.2 million to $1.33 billion at December 31, 2012, a 6.1% decrease from a total of $1.42 billion one year earlier. The decline in deposits was due primarily to lower time deposit balances, which fell $59.4 million for the year. Retail time deposits declined $75.9 million for the year as the Company has chosen not to compete for high priced time deposits. Noninterest-bearing deposits increased $33.7 million for the year to $206.0 million due in part to changes in the rate and fee structures the Company applied to certain product offerings in the fourth quarter of 2012.

In order to attract additional deposits, when necessary the Bank uses several different sources such as membership in an electronic deposit gathering network that allows it to post interest rates and attract deposits from across the U.S. (bulletin board deposits), brokered certificates of deposit secured through broker/dealer partnerships and deposits obtained through the Promontory InterFinancial Network, also known as CDARS. CDARS increased $27.2 million, from $15.2 million at year end 2011 to $42.4 million at year end 2012, while brokered deposits decreased $10.7 million, from $28.4 million at year end 2011 to $7.7 million at year end 2012.

The Bank also has a credit facility available with the FHLB of Atlanta. The Bank utilized a portion of the $342.5 million credit line with the FHLB of Atlanta to fund earning assets. FHLB borrowings totaled $113.0 million at year end 2012, and based on collateral pledged, $95.3 was available to be borrowed. In addition to the credit line at the FHLB, the Bank has borrowing capacity at the Federal Reserve Bank totaling $7.7 million, and has federal funds lines of $25.0 million, of which there were no borrowings outstanding at December 31, 2012. Management believes these credit lines are a cost effective and prudent alternative to deposit balances, since particular amounts, terms and structures may be selected to meet changing needs.

Financial Condition at December 31, 2011 and 2010

The Company’s consolidated assets of $1.73 billion at year end 2011 reflected a decrease of 4.2% from year end 2010. The decrease was primarily a result of a decline in the Company’s loan portfolio. Total average assets decreased 8.4% from $1.91 billion in 2010, to $1.75 billion in 2011, while average earning assets decreased 9.6%, from $1.77 billion in 2010, to $1.60 billion in 2011. The decreases in total average assets and average earning assets were also primarily the result of a decrease in loans outstanding.

Loans (excluding loans held for sale) decreased $60.5 million during 2011, or 4.8%, compared to a decrease of 13.5% in 2010. The decrease in loans in 2011 is due primarily to principal repayment on existing loans and loan chargeoffs and foreclosures, coupled with soft loan demand from qualified borrowers. The decrease in loans in 2010 is due primarily to the reclassification of $72.5 million of loans from loans held for investment to loans held for sale in connection with the sale of the Bank’s Virginia operation in May 2011. Loans secured by real estate totaled $1.04 billion in 2011 and represented 86.4% of total loans (excluding loans held for sale), compared with 84.8% at year end 2010. Within this category, residential real estate loans decreased 4.0% to $522.8 million and construction loans decreased 35.7% to $89.4 million. Commercial loans totaled $547.4 million at year end 2011, an increase of 6.1% from the end of 2010. Consumer loans decreased 34.5% during 2011, ending the year at $34.7 million.

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

Net Interest Income

Like most financial institutions, the primary component of the Company’s revenue is net interest income. Net interest income is the difference between interest income, principally from loans and investments, and interest expense on customer deposits and borrowings. Changes in net interest income result from changes in volume and mix of the various interest-earning asset and interest-bearing liability components and changes in interest rates earned and paid. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Spread and margin are influenced by the levels and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities.

Average Balances and Net Interest Income Analysis. The accompanying table sets forth, for the years 2010 through 2012, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or rates, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Average loans include nonaccruing loans, the effect of which is to lower the average yield.

Average Balances and Net Interest Income Analysis

Fully taxable-equivalent basis(1) (dollars in thousands)

		2012			2011			2010
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans receivable(1)	$1,175,938	$57,676	4.90%	$1,271,790	$65,871	5.18%	$1,406,624	$74,795	5.32%
Taxable securities(2)	357,463	12,492	3.49	279,417	12,672	4.54	253,585	11,659	4.60
Tax-exempt securities	17,502	1,119	6.39	16,494	1,132	6.86	65,807	4,821	7.33
FHLB stock	7,323	122	1.67	9,150	78	0.85	11,241	39	0.35
Interest-bearing bank balances	16,923	40	0.24	24,270	60	0.25	34,496	96	0.28
Federal funds sold	-	-	-	-	-	-	-	-	-

Total earning assets	1,575,149	71,449	4.54	1,601,121	79,813	4.99	1,771,753	91,410	5.16

Non-earning assets:
Cash and due from banks	25,681			28,684			27,525
Premises and equipment	36,284			37,248			39,815
Other assets	117,213			111,986			107,890
Allowance for credit losses	(29,872)			(29,230)			(35,630)

Total assets	$1,724,455			$1,749,809			$1,911,353

Interest-bearing liabilities:
Savings deposits	$44,144	$26	0.06%	$40,766	$41	0.10%	$40,222	$40	0.10%
NOW deposits	428,299	1,242	0.29	430,695	2,504	0.58	368,702	3,201	0.87
Money market deposits	365,718	1,204	0.33	353,567	2,447	0.69	344,033	2,838	0.82
Time deposits	377,289	2,663	0.71	433,523	4,501	1.04	606,636	8,881	1.46
Other Borrowings	46,957	1,367	2.91	54,215	1,648	3.04	76,415	2,407	3.15
Borrowings from Federal Home Loan Bank	79,941	1,012	1.27	87,720	1,178	1.34	123,015	3,087	2.51

Total interest-bearing liabilities	1,342,348	7,514	0.56	1,400,486	12,319	0.88	1,559,023	20,454	1.31

Other liabilities and shareholders’ equity:
Demand deposits	196,365			166,077			164,958
Other liabilities	19,362			16,909			18,921
Shareholders’ equity	166,380			166,337			168,451

Total liabilities and shareholders’ equity	$1,724,455			$1,749,809			$1,911,353

Net interest income and net interest margin(3)		$63,935	4.06%		$67,494	4.22%		$70,956	4.00%

Interest rate spread(4)			3.98%			4.11%			3.85%

(1)	Average loans receivable include nonaccruing loans. Amortization of loan fees, net of deferred costs, and other loan-related fees of $600, $741 and $935, for 2012, 2011 and 2010, respectively, are included in interest income.

(2)	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable-equivalent basis were $369 for 2012, $358 for 2011 and $1,497 for 2010.

(3)	Net interest margin is computed by dividing taxable-equivalent net interest income by average earning assets.

(4)	Interest rate spread is computed by subtracting interest-bearing liability rate from earning asset yield.

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

Volume and Rate Variance Analysis

Fully taxable-equivalent basis(1) (dollars in thousands)

	2012			2011
	Volume	Rate	Total	Volume	Rate	Total
	Variance(2)	Variance(2)	Variance	Variance(2)	Variance(2)	Variance

Interest income:
Loans receivable	$(4,772)	$(3,423)	$(8,195)	$(7,023)	$(1,901)	$(8,924)
Taxable investment securities	3,111	(3,291)	(180)	1,169	(156)	1,013
Tax-exempt investment securities(1)	67	(80)	(13)	(3,402)	(287)	(3,689)
FHLB stock	(18)	62	44	(6)	45	39
Interest-bearing bank balances	(18)	(2)	(20)	(26)	(10)	(36)
Federal funds sold	0	0	0	0	0	0
Total interest income	(1,630)	(6,734)	(8,364)	(9,288)	(2,309)	(11,597)

Interest expense:
Savings deposits	3	(18)	(15)	1	0	1
NOW deposits	(14)	(1,248)	(1,262)	722	(1,419)	(697)
Money market deposits	80	(1,323)	(1,243)	81	(472)	(391)
Time deposits	(533)	(1,305)	(1,838)	(2,169)	(2,210)	(4,379)
Other borrowings	(213)	(68)	(281)	(678)	(81)	(759)
Borrowings from FHLB	(104)	(62)	(166)	(729)	(1,180)	(1,909)
Total interest expense	(781)	(4,024)	(4,805)	(2,772)	(5,362)	(8,134)

Increase (decrease) in net interest income	$(849)	$(2,710)	$(3,559)	$(6,519)	$3,053	$(3,463)

(1)	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35% and is then reduced by the non-deductible portion of interest expense.

(2)	The volume/rate variance for each category has been allocated on a consistent basis between rate and volume variances, based on the percentage of rate, or volume, variance to the sum of the two absolute variances.

Results of Operations – Years Ended December 31, 2012 and 2011

Net Income (Loss). Net loss available to common shareholders for 2012 was $28.2 million, representing a net loss per diluted share of $1.80, compared to net income available to common shareholders of $1.8 million, or $0.11 per diluted share, the prior year. The results for 2012 were largely impacted by the Company’s previously discussed plan to accelerate the disposition of problem assets. Provision for credit losses was $35.9 million in 2012 compared to $16.8 million in 2011, and writedowns and loss on sale of real estate acquired in settlement of loans was $14.5 in 2012 million compared to $5.2 million in 2011. In the fourth quarter 2012, the Company initiated the closure of two bank branch offices. Results for the year include $1.8 million of one-time items to write down facilities and other assets, as well as a $10 million valuation allowance against the Company’s deferred tax asset. Net interest income for 2012 after provision for credit losses decreased by $22.7 million, or 45.0%, as compared to 2011. The taxable-equivalent net interest margin decreased 16 basis points for 2012 to 4.06%, from 4.22% for 2011. Noninterest income decreased $10.8 million, or 82.0%, in 2012, while noninterest expense for 2012 increased $0.5 million, or 0.9%. The decrease in noninterest income is due primarily to $14.5 million in writedowns and losses on real estate acquired in settlement of loans. The provision for loan losses in 2012 was $35.9 million, up $19.1 million, or 113.8% from $16.8 million in 2011. Return on average assets for 2012 was (1.46)% compared to 0.27% for 2011. Return on average shareholders' equity for 2012 was (15.18)% compared to 2.81% in 2011.

Net Interest Income. Net interest income for 2012, on a taxable-equivalent basis, decreased $3.6 million, or 5.3%, compared to 2011. This was primarily due to a decrease in average earning assets, which declined $26.0 million, or 1.6%, to $1.58 billion from $1.60 billion for the prior year. Average interest-bearing liabilities for 2012 decreased $58.1 million, or 4.2%, to $1.34 billion, compared to $1.40 billion for 2011.

The net interest margin for the year ended December 31, 2012 was 4.06%, down from 4.22% for the prior year. In 2012, the average yield on earning assets decreased by 45 basis points while the average rate on interest-bearing liabilities decreased by 32 basis points, which resulted in a decrease in the interest rate spread in 2012 of 13 basis points compared to the prior year.

The table, “Average Balances and Net Interest Income Analysis,” above summarizes net interest income and average yields earned, and rates paid for the years indicated, on a taxable-equivalent basis. The table, “Volume and Rate Variance Analysis” above presents the changes in interest income and interest expense attributable to volume and rate changes between the years indicated.

Provision for Credit Losses and Allowance for Credit Losses. The Company recorded a $35.9 million provision for credit losses during the year ended December 31, 2012, compared to a $16.8 million provision during the previous year. The Company’s allowance for credit losses was $26.6 million at December 31, 2012. The allowance for credit losses expressed as a percentage of total loans (excluding loans held for sale) decreased to 2.30% at December 31, 2012 from 2.40% at December 31, 2011. Since the current adverse credit cycle began in 2007, the Company has charged off $194.4 million of loans and OREO, or 12.0% of peak loan balances of $1.627 billion at September 30, 2008.

Noninterest Income. In 2012, noninterest income decreased $10.8 million to $2.4 million due primarily to $14.5 million in writedowns and losses on disposals of OREO. Pre-tax gains on sale of investment securities totaled $3,000 in 2012 compared to $2.0 million in 2011. Retail banking revenue declined $0.2 million to $9.7 million, or 1.9%, for the year, due primarily to ongoing regulatory changes in the industry and changes in consumer behavior. Wealth management fees declined $0.2 million for the year. Mortgage banking revenue increased $0.9 million, or 52.5%, for the year due to a higher volume of production. Income on bank-owned life insurance rose $0.1 million, or 7.9%.

Noninterest Expense. In 2012, noninterest expense increased $0.5 million, or 0.9%, compared to 2011. The Company has continued to focus on improving efficiencies and controlling costs. Furniture and equipment, FDIC insurance and OREO expense fell an aggregate of $1.6 million from the prior year, while all other expense categories rose an aggregate of $2.1 million. The rise in occupancy and other expenses was due primarily to one-time charges of $1.8 million taken in the third quarter for impairments on facilities related to branch offices closed or to be closed and for adjustments for various nonrecurring accruals. For the detailed change in other operating expense please see the table “Other Operating Expenses” in Note 12 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Provision for Income Taxes. The Company recorded an income tax benefit of $2.6 million in 2012, compared to a tax expense of $1.4 million in 2011. The Company’s effective tax rate was 9.3% in 2012 and 23.6% in 2011. In 2012, the difference between the effective tax rate and the statutory rate was primarily a result of an increase of $10.0 million in the valuation allowance against deferred tax assets, while in 2011, the difference between the effective tax rate and the statutory rate was primarily due to tax-exempt items such as income on bank-owned life insurance and municipal securities.

Results of Operations – Years Ended December 31, 2011 and 2010

Net Income. Net income available to common shareholders for 2011 was $1.8 million, representing net income per diluted share of $0.11, compared to net income available to common shareholders of $461,000, or $0.03 per diluted share the prior year. The improvement to net income in 2011 was mostly attributed to a reduction in the provision for credit losses and continued reductions in noninterest expense. Net interest income for 2011 after provision for credit losses increased by $2.1 million, or 4.4%, as compared to 2010. The taxable-equivalent net interest margin increased 22 basis points for 2011 to 4.22%, from 4.00% for 2010. Noninterest income decreased $2.7 million, or 16.8%, in 2011, while noninterest expense for 2011 decreased $3.5 million, or 5.8%. The provision for loan losses in 2011 was $16.8 million, down $4.5 million, or 21.0% from $21.3 million in 2010. Return on average assets for 2011 was 0.27% compared to 0.18% for 2010. Return on average shareholders' equity for 2011 was 2.81% compared to 2.00% in 2010.

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

Provision for Credit Losses and Allowance for Credit Losses. The Company recorded a $16.8 million provision for credit losses during the year ended December 31, 2011, compared to a $21.3 million provision during the previous year. The decrease in 2011 was primarily a result of a lower level of chargeoffs in 2011 than in 2010. During the fourth quarter of 2010, the Company charged off $6.2 million, and during the first quarter of 2011 charged off an additional $1.3 million, of a $10.0 million subordinated debt loan to a financial institution. The remaining $2.5 million was exchanged for preferred stock in the institution and is carried in other assets on the Company’s balance sheet. The Company does not have any other loans to financial institutions. The Company’s allowance for credit losses was $28.8 million at December 31, 2011, essentially unchanged from the end of 2010. The allowance for credit losses expressed as a percentage of total loans (excluding loans held for sale) increased to 2.40% at December 31, 2011 from 2.28% at December 31, 2010.

Noninterest Income. In 2011, noninterest income decreased $2.7 million to $13.2 million. Pre-tax gains on sale of investment securities totaled $2.0 million in 2011 compared to $3.6 million in 2010. Retail banking revenue declined 14.4% for the year, or $1.7 million, due primarily to ongoing regulatory changes in the industry and changes in consumer behavior. These declines were partially offset by an increase of $366,000, or 17.2%, in wealth management service income, due primarily to a 94% increase in assets under management, which totaled $146.4 million at December 31, 2011. Mortgage revenue decreased $710,000, or 29%, for the year due to the volatility of interest rates, resulting in a lower level of mortgage loan production. Income on bank-owned life insurance rose $520,000, or 60%, as the Company purchased additional insurance policies.

Noninterest Expense. In 2011, noninterest expense declined $3.5 million, or 5.8%, compared to 2010. The Company has continued to focus on improving efficiencies and controlling costs, and has reduced its expenses in nearly all categories, including personnel, occupancy, furniture and equipment, technology and data processing, legal and professional, and FDIC assessments. For the detailed change in other operating expense please see the table “Other Operating Expenses” in Note 12 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Provision for Income Taxes. The Company recorded an income tax expense of $1.4 million in 2011, compared to a tax benefit of $0.2 million in 2010. This change was primarily attributable to the increase in pre-tax income in 2011, combined with a reduction in tax-exempt income in 2011. The Company’s effective tax rate was 23.6% in 2011 and (7.9) % in 2010. In both years, the difference between the effective tax rate and the statutory rate was primarily due to tax-exempt items such as income on bank-owned life insurance and municipal securities.

Liquidity and Cash Flow

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

On November 30, 2012, the Company completed a $56.3 million capital raise, which sufficiently bolsters the balance sheet for the future, including the anticipated repurchase of the $52.4 million of the TARP Series A Preferred Stock. Bancorp had sufficient cash and cash equivalents on hand at December 31, 2012 to provide for the anticipated repurchase of the TARP preferred shares and to provide for Bancorp’s anticipated obligations and service its debt for approximately one year.

The investment portfolio at December 31, 2012 included securities with a par value of approximately $96.2 million with call features, whereby the issuers of such securities have the option to repay the securities before the contractual maturity dates. The Company anticipates that a number of these securities may be called by their issuers during 2013, due to the current low interest rate environment.

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

Liquidity is further enhanced by a line of credit with the FHLB, amounting to approximately $342.5 million, collateralized by FHLB stock, investment securities, qualifying residential one to four family first mortgage loans, qualifying multi-family first mortgage loans, qualifying commercial real estate loans, and qualifying home equity lines of credit and second mortgage loans. Based upon collateral pledged, as of December 31, 2012, the borrowing capacity under this line was $258.3 million, with $95.3 million available to be borrowed. The Bank provides various reports to the FHLB on a regular basis to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the line of credit. In addition to the credit line at the FHLB, the Bank has borrowing capacity at the Federal Reserve Bank totaling $7.7 million, and has federal funds lines of $25.0 million, of which there were no borrowings outstanding at December 31, 2012.

As presented in the Consolidated Statement of Cash Flows, the Company generated $22.8 million in operating cash flow during 2012, compared to $99.9 million in 2011 and $36.4 million in 2010. The decrease from 2011 to 2012 and the increase from 2010 to 2011 was primarily the result of the sale during 2011 of $73.0 million in loans held for sale in connection with sale of the Bank’s Virginia operations.

Cash used in investing activities in 2012 was $26.9 million, compared to cash provided by investing activities of $2.9 million in 2011 and $87.0 million in 2010. Cash outflows for 2012 included $56.3 million related to an increase in the loan portfolio. Cash outflows for 2012 also included $264.8 million in purchases of securities available for sale compared to $165.3 million in 2011 and $211.5 million in 2010. Cash inflows for 2012 included $54.4 million in proceeds from sales of loans. Cash inflows for 2011 and 2010 included $20.7 million and $73.6 million, respectively, related to a decrease in the loan portfolio. The Company also invested $12.0 million in bank-owned life insurance during 2011.

Cash used by financing activities was $10.1 million in 2012, compared to $77.9 million in 2011 and $139.2 million in 2010. Cash flows for 2012, 2011 and 2010 included outflows of $59.4 million, $102.2 million and $178.8 million, respectively related to decreases in time deposits. During 2012, the Company had a cash inflow of $52.3 million from the issuance of preferred stock. During 2011, the Company had a cash inflow of $67.9 million related to increase in core deposits, partially offset by cash outflows of $41.0 million used to reduce outstanding borrowings. During 2010, the Company had a cash inflow of $132.5 million related to increase in core deposits, partially offset by cash outflows of $90.3 million used to reduce outstanding borrowings.

Contractual Obligations and Commitments

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. Payments for borrowings do not include interest. Payments related to leases and service contracts are based on actual payments specified in the underlying contracts. The following table reflects the material contractual obligations of the Company outstanding as of December 31, 2012.

Contractual Obligations

(dollars in thousands)

	Payments Due by Period
	Within One Year	One Year to Three Years	Three Years to Five Years	After Five Years	Total

Junior subordinated notes and wholesale repurchase agreements	$-	$-	$21,000	$25,774	$46,774
Federal Home Loan Bank borrowings	93,000	20,000	-	-	113,000
Operating lease obligations	1,584	2,334	722	144	4,784
Service contracts and purchase obligations	5,785	8,050	2,060	870	16,765
Other long-term liabilities	663	464	493	1,262	2,882
Total contractual cash obligations excluding deposits	101,032	30,848	24,275	28,050	184,205

Deposits	1,271,694	52,976	7,795	28	1,332,493
Total contractual cash obligations	$1,372,726	$83,824	$32,070	$28,078	$1,516,698

Capital Resources

Banks, bank holding companies, and financial holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve and the FDIC have minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. On August 26, 2005, the Company completed a private placement of trust preferred securities in the amount of $25.0 million. See Note 7 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for a discussion of the issuance of the trust preferred securities. On December 12, 2008, the Company sold Series A Preferred Stock and a Warrant to the U.S. Treasury for $52.4 million as part of the CPP. On November 30, 2012, the Company completed a private placement of Series B Preferred Stock and Series C Preferred Stock for an aggregate of $56.3 million. As shown in Note 17 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K, the Company and the Bank both maintained capital levels exceeding the minimum levels required to be categorized as “well capitalized” for each of the three years presented.

Lending Activities

General. The Bank offers a broad array of lending services, including construction, real estate, commercial and consumer loans, to individuals and small to medium-sized businesses and retail clients that are located in or conduct a substantial portion of their business in the Bank’s market areas. The Bank’s total loans (excluding loans held for sale) at December 31, 2012 were $1.16 billion, or 67.6% of total assets. At December 31, 2012, the Bank had no large loan concentrations (exceeding 10% of its portfolio) in any particular industry, other than real estate. The Bank’s legal lending limit at December 31, 2012 was $26.2 million (absent fully marketable collateral), and the largest credit relationship was approximately $15.0 million.

Loan Composition. The following table summarizes, at the dates indicated, the composition of the Bank’s loan portfolio and the related percentage composition (excluding loans held for sale).

Summary of Loan Portfolio

(dollars in thousands; excluding loans held for sale)

	December 31
	2012		2011		2010		2009		2008
		% Of		% Of		% Of		% Of		% Of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Secured by owner-occupied nonfarm non- residential properties	$247,628		$269,972		$222,889		$232,769		$242,379
Secured by other nonfarm nonresidential properties	186,864		157,594		159,086		202,030		202,069
Other commercial and industrial	110,850		119,877		134,011		158,624		173,197
Total Commercial	545,342	47.2%	547,443	45.6%	515,986	40.9%	593,423	40.7%	617,645	38.5%

Construction loans – 1 to 4 family residential	13,206		7,781		16,736		28,929		27,131
Other construction and land development	62,460		81,630		122,382		148,356		212,622
Total Real estate – construction	75,666	6.6	89,411	7.4	139,118	11.0	177,285	12.2	239,753	13.7

Closed-end loans secured by 1 to 4 family residential properties	277,820		287,268		304,640		339,485		371,592
Lines of credit secured by 1 to 4 family residential properties	200,465		209,634		219,557		234,674		231,314
Loans secured by 5 or more family residential properties	23,116		25,883		20,207		24,333		28,888
Total Real estate – mortgage	501,401	43.4	522,785	43.6	544,404	43.2	598,492	41.1	631,794	39.4

Credit cards	7,610		7,649		7,749		7,416		6,703
Other revolving credit plans	9,018		9,444		9,042		10,974		14,354
Other consumer loans	10,263		17,648		36,224		57,079		80,342
Total Consumer	26,891	2.3	34,741	2.9	53,015	4.2	75,469	5.2	101,399	7.6

Loans to other depository institutions	-		-		3,800		10,000		10,000
All other loans	6,121		5,690		4,262		1,857		2,997
Total Other	6,121	0.5	5,690	0.5	8,062	0.7	11,857	0.8	12,997	0.8

Total	$1,155,421	100.0%	$1,200,070	100.0%	$1,260,585	100.0%	$1,456,526	100.0%	$1,603,588	100.0%

The Company has no foreign loan activity.

Real Estate Loans. Loans secured by real estate totaled $1.01 billion, or 87.5% of total loans (excluding loans held for sale), at December 31, 2012. At year end 2012, the Bank had real estate loan relationships of various sizes ranging up to $14.5 million and commitments up to $15.0 million, secured by office buildings, retail establishments, residential development and construction, warehouses, motels, restaurants and other types of property. Loan terms are typically limited to five years, with payments through the date of maturity generally based on a 15-20 year (15-30 year for owner-occupied single and multi-family properties) amortization schedule. Interest rates may be fixed or adjustable, based on market conditions, and the Bank generally charges an origination fee. Management has attempted to reduce credit risk in the real estate portfolio by emphasizing loans on owner-occupied office, multi-family and retail buildings where the loan to value ratio, established by independent appraisals, does not exceed 70% to 80%, and net projected cash flow available for debt service amounts to at least 120% to 135% of the debt service requirement. The Bank also generally requires personal guarantees and personal financial statements from the principal owners in such cases.

Real Estate – Mortgage. The Bank originates fixed and adjustable rate mortgages as well as FHA, VA and USDA government supported loans for resale into the secondary market. The Bank provides bank-held mortgage products to accommodate qualified borrowers who may not meet all the standards for a conventional secondary market mortgage. During 2012, the Bank originated $205.2 million of loans in these various categories. Also included in real estate mortgage loans are home equity revolving lines of credit, with $200.5 million outstanding as of December 31, 2012. The Bank recorded net chargeoffs from mortgage loans of $12.6 million during 2012, compared to $6.4 million in 2011 and $7.0 million in 2010.

Real Estate – Construction Loans. The Bank’s current lending strategy is to moderately increase exposure in this portfolio segment. The Bank expects that the majority of its new construction and development loans on commercial and residential projects will be in the range of $300,000 to $5.0 million. At December 31, 2012 and 2011, the Bank held $75.7 million and $89.4 million, respectively, of such loans. To reduce credit risk associated with such loans, the Bank emphasizes small commercial centers that are substantially pre-leased, or residential projects that are substantially pre-sold and built in strong, proven markets. The leases on commercial projects must generally result in a loan to appraised value of 75% to 80% or less and a net cash flow to debt service of no less than 120% to 135%. The Bank typically requires a personal guarantee from the developer or builder. Loan terms are generally 12-15 months, although the Bank will make a “mini-permanent” loan for purposes of construction and development of up to a five year term. Rates can be either fixed or variable, and the Bank usually charges an origination fee. The Bank experienced net chargeoffs from real estate – construction loans of $8.4 million in 2012, $3.5 million in 2011 and $5.3 million in 2010.

Commercial Loans. The Bank makes loans for commercial purposes to various types of businesses. At December 31, 2012, the Bank held $545.3 million of commercial loans, or 47.2% of its total loan portfolio. Equipment loans are typically made on terms up to five years at fixed or variable rates, with the financed equipment pledged as collateral to the Bank. The Bank attempts to reduce its credit risk on these loans by limiting the loan to value percentage to 80%. Working capital loans are made on terms typically not exceeding one year. These loans may be secured or unsecured, but the Bank attempts to limit its credit risk by requiring the borrower to demonstrate its capacity to produce net cash flow available for debt service equal to 120% to 150% of its debt service requirements. The Bank experienced net chargeoffs from commercial loans of $16.4 million in 2012, $4.6 million in 2011, and $7.7 million in 2010.

Consumer Loans. Using a centralized underwriting process, the Bank makes a variety of loans to individuals for personal and household purposes, including (i) secured and unsecured installment and term loans originated directly by the Bank; (ii) unsecured revolving lines of credit, and (iii) amortizing secured lot loans. Certain of the direct loans are secured by the borrowers’ residences. At December 31, 2012, the Bank held $26.9 million of consumer loans. During 2012, 2011, and 2010, the Bank experienced net consumer loan chargeoffs of $0.9 million, $1.0 million, and $2.2 million, respectively.

Loan Approval and Review. When the aggregate outstanding loans to a single borrower or related entities exceed an individual officer’s lending authority, the loan request must be considered and approved by an officer with a higher lending limit. All consumer purpose loan decisions are made through a centralized underwriting process. Commercial banking managers (“CBM”) can generally approve commercial relationships up to $750,000. If the lending request exceeds the CBM’s lending limit, the loan must be submitted to and approved by a senior credit officer. A senior credit officer has authority to approve commercial relationships up to $2,500,000 on a secured basis. All loan relationships between $2,500,000 and $4,000,000 must be approved by the Chief Commercial Credit Officer (“CCCO”). All loans between $4,000,000 and $7,500,000 must be approved by the Chief Credit Officer (“CCO”). Loan relationships exceeding $7,500,000 up to $10,000,000 must be unanimously approved by a committee of the CCCO, the CCO, and the Bank’s CEO. Loan relationships over $10,000,000 must be approved by the Credit Management Committee of the Bank’s Board of Directors.

The Bank’s Loan Review Program is headed by the Loan Review Manager, who reports directly to the Credit Management Committee of the Bank’s Board of Directors. The Program includes the Annual Loan Review Coverage Plan which is approved by the Credit Management Committee and which stipulates a certain number of loan reviews to be completed by the Loan Review Manager and employees under his or her guidance, and an additional number of loan reviews to be completed by independent loan review consulting firms. The Bank’s credit review system supplements its loan rating system, pursuant to which the Bank may place a loan on its criticized asset list or may classify a loan in one of various other classification categories. In addition, all loan officers are charged with the responsibility of reviewing their portfolios and making adjustments to the risk ratings as needed. The “Watch Loan Committee,” which includes the CCO, the CCCO, the Special Assets Manager and the Special Assets Officers, reviews all commercial loans graded special mention, substandard, doubtful and loss on a monthly basis, and provides a summary to the Credit Management Committee, also on a monthly basis. In addition, a committee made up of the Special Assets Manager, Special Assets Officers, senior credit officers and senior lenders reviews all past due loans on a monthly basis and provides a summary to management.

The Bank’s loan portfolio is analyzed on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. Its allowance for credit losses is also analyzed monthly by management. This analysis includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. A specified minimum percentage of loans in each adverse asset classification category, based on the probability of default and on the historical loss experience of the Bank in each such category, as well as other environmental factors such as the unemployment level or other economic conditions affecting that type of loan, are used to determine the adequacy of the Bank’s allowance for credit losses monthly. These loans are also individually reviewed by the Bank’s Watch Loan Committee to determine whether a greater allowance allocation is justified due to the facts and circumstances of a particular adversely classified loan. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. The provisions of ASC 310-10-35 “Loans that Are Identified for Evaluation or that Are Individually Considered Impaired” are applied to individually significant loans. Finally, individual reserves may be recorded based on a review of loans on the watch list. See Note 4 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Loan Portfolio – Maturities and Interest Rate Sensitivities

(dollars in thousands, excluding loans held for sale)

	Maturity				Maturity Greater Than One Year
	One Year or Less	Over One Year to Five Years	Over Five Years	Total	Fixed Interest Rate	Floating or Adjustable Rate
Secured by owner-occupied nonfarm nonresidential properties	$41,372	$131,317	$74,939	$247,628	$196,595	$9,661
Secured by other nonfarm nonresidential properties	37,370	97,621	51,873	186,864	120,072	29,422
Other commercial and industrial	32, 410	57,159	21,281	110,850	57,579	20,861
Total Commercial	111,152	286,097	148,093	545,342	374,246	59,944

Construction loans – 1 to 4 family residential	4,621	5,562	3,023	13,206	538	8,047
Other construction and land development	16,805	37,786	7,869	62,460	36,640	9,015
Total Real estate – construction	21,426	43,348	10,892	75,666	37,178	17,062

Closed-end loans secured by 1 to 4 family residential properties	30,007	48,278	199,535	277,820	88,379	159,434
Lines of credit secured by 1 to 4 family residential properties	2,092	16,227	182,146	200,465	28	198,345
Loans secured by 5 or more family residential properties	6,721	15,504	891	23,116	7,429	8,966
Total Real estate – mortgage	38,820	80,009	382,572	501,401	95,836	366,745

Credit cards	7,610	-	-	7,610	-	-
Other revolving credit plans	2,203	503	6,312	9,018	2,789	4,026
Other consumer loans	2,300	7,760	203	10,263	7,963	-
Total Consumer	12,113	8,263	6,515	26,891	10,752	4,026

Loans to other depository institutions	-	-	-	-	-	-
All other loans	1,125	1,065	3,931	6,121	4,992	4
Total Other	1,125	1,065	3,931	6,121	4,992	4
Total	$184,636	$418,782	$552,003	$1,155,421	$523,004	$447,781

Asset Quality

The Bank considers asset quality to be of primary importance, and employs a formal internal loan review process to ensure adherence to its lending policy as approved by its Board of Directors. See “Lending Activities – Loan Approval and Review.” It is the responsibility of each commercial lending officer to assign an appropriate risk grade to every loan they originate. Credit Administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, it is the lending officer’s responsibility to recommend appropriate changes in the borrower’s risk grade.

Currently, the grading process utilized by the Bank is segmented by product type. This methodology does not provide a direct correlation with groupings utilized in the other tables presenting loan information.

The following table summarizes, by internally assigned risk grade, the risk grade for loans for which the bank has assigned a risk grade.

Risk Profile by Internally Assigned Risk Grade

(dollars in thousands)

	December 31
	2012					2011
		Special	Sub-				Special	Sub-
	Pass	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$506,849	$27,600	$30,160	$98	$564,707	$437,475	$56,172	$79,229	$301	$573,177
Real estate – construction	48,029	9,744	5,422	182	63,377	35,622	14,304	23,667	757	74,350
Real estate – mortgage	54,459	6,530	6,740	32	67,761	57,089	7,363	14,517	171	79,140
Other	4,918	-	619	-	5,537	4,954	-	-	-	4,954
Total	$614,255	$43,874	$42,941	$312	$701,382	$535,140	$77,839	$117,413	$1,229	$731,621

The Bank’s loan portfolio consists of loans made for a variety of commercial and consumer purposes. Because commercial loans are made based to a great extent on its assessment of a borrower’s income, cash flow, character and ability to repay, such loans are generally viewed as involving a higher degree of credit risk than is the case with residential mortgage loans or consumer loans. To manage this risk, the Bank’s commercial loan portfolio is managed under a defined process which includes underwriting standards and risk assessment, procedures for loan approvals, loan grading, ongoing identification and management of credit deterioration and portfolio reviews to assess loss exposure and to ascertain compliance with the Bank’s credit policies and procedures.

Allocation of Allowance for Credit Losses (1)

(dollars in thousands)

	December 31
	2012		2011		2010		2009		2008
		% Of		% Of		% Of		% Of		% Of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$11,348	47.2%	$8,526	45.6%	$9,952	40.9%	$10,648	40.7%	$7,351	38.5%
Real estate – construction	5,753	6.6	6,467	7.4	6,865	11.0	11,662	12.2	13,039	15.0
Real estate – mortgage	8,746	43.4	11,953	43.6	9,056	43.2	9,615	41.1	8,555	39.4
Consumer	781	2.3	1,866	2.9	2,827	4.2	3,858	5.2	6,742	6.3
Other	2	0.5	32	0.5	52	0.7	60	0.8	118	0.8

Total	$26,630	100.0%	$28,844	100.0%	$28,752	100.0%	$35,843	100.0%	$35,805	100.0%

(1)The allowance for credit losses has been allocated on an approximate basis. The allocation is not necessarily indicative of future losses.

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

The Bank’s loan review program is designed to evaluate the credit risk in its loan portfolio. Through this loan review process, the Bank maintains an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. In establishing the appropriate classification for specific loans, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. As a result of this process, certain loans are categorized as special mention, substandard, doubtful or loss as described below, and reserves are allocated based on management’s judgment and historical experience.

Special Mention – These loans have potential weaknesses, which may, if not corrected or reversed, weaken the bank's credit position at some future date. The loans may not currently show problems due to the borrower(s)’ apparent ability to service the debt, but special circumstances surround the loans of which the bank and management should be aware. This category may also include loans where repayment has not been satisfactory, where constant attention is required to maintain a set repayment schedule, or where terms of a loan agreement have been violated but the borrower still appears to have sufficient financial strength to avoid a lower rating. It also includes new loans that significantly depart from established loan policy and loans to weak borrowers with a strong guarantor.

Substandard – These are loans whose full final collectability may not appear to be a matter for serious doubt, but which nevertheless have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and require close supervision by management, such as unprofitable and/or undercapitalized businesses, inability to generate sufficient cash flow for debt reduction, deterioration of collateral and special problems arising from the particular condition of an industry. It also includes workout loans on a liquidation basis when a loss is not expected. Some of these loans are considered impaired.

Doubtful – These loans have all the weakness inherent in loans graded substandard with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable. In some instances, the extent of the potential loss is not currently determinable. Most of these loans are considered impaired.

The process of determining the allowance for credit losses is driven by the risk grade system and the loss experience on non risk graded homogeneous types of loans. The allowance for credit losses represents management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio. In determining the allowance for credit losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral and economic conditions in the Bank’s market areas. For loans determined to be impaired, the impairment is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral, less selling and other handling costs, for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments about information available to them at the time of their examinations. Loans are charged off when in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.

Management believes the allowance for credit losses of $26.6 million at December 31, 2012 is adequate to cover inherent losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that credit losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting future operating results of the Bank.

The following table presents an analysis of the changes in the allowance for credit losses.

Analysis of Allowance for Credit Losses

(dollars in thousands)

	As of or for the Years Ended
	December 31
	2012	2011	2010	2009	2008
Average amount of loans outstanding	$1,168,840	$1,267,601	$1,398,474	$1,534,478	$1,574,809
Amount of loans outstanding at December 31	1,155,421	1,200,070	1,332,928	1,460,766	1,603,588
Allowance for credit losses:
Balance on January 1	$28,844	$28,752	$35,843	$35,805	$30,370
Loans charged off:
Secured by owner-occupied nonfarm non- residential properties	9,297	1,131	1,433	3,108	2,745
Secured by other nonfarm nonresidential properties	3,634	956	1,767	4,425	707
Other commercial and industrial	4,375	2,958	5,852	3,699	1,594
Total Commercial	17,306	5,045	9,052	11,232	5,046

Construction loans – 1 to 4 family residential	439	209	526	2,055	-
Other construction and land development	8,335	3,776	4,853	10,172	7,339
Total Real estate – construction	8,774	3,985	5,379	12,227	7,339

Closed end loans secured by 1 to 4 family residential properties	8,342	3,603	4,262	4,877	3,740
Lines of credit secured by 1 to 4 family residential properties	4,205	2,443	2,998	5,233	1,272
Loans secured by 5 or more family residential properties	790	776	-	-	-
Total Real estate – mortgage	13,337	6,822	7,260	10,110	5,012

Credit Cards	348	101	291	276	300
Other consumer loans	843	1,257	2,538	4,649	4,771
Total Consumer	1,191	1,358	2,829	4,925	5,071

All Other	3	1,387	6,200	-	-

Total chargeoffs	40,611	18,597	30,720	38,494	22,468
Recoveries of loans previously charged off:
Total Commercial	879	495	1,370	605	978
Total Real estate – construction	423	534	80	588	95
Total Real estate – mortgage	766	443	270	514	243
Total Consumer	314	362	647	1,076	1,296
Total Other	122	70	10	-	29
Total recoveries	2,504	1,904	2,377	2,783	2,641
Net loans charged off	38,107	16,693	28,343	35,711	19,827
Provision for loan losses	35,893	16,785	21,252	35,749	25,262
Allowance acquired via merger	-	-	-	-	-
Balance on December 31	$26,630	$28,844	$28,752	$35,843	$35,805
Net chargeoffs of loans to average loans outstanding during the year	3.26%	1.32%	2.03%	2.33%	1.26%
Allowance to loans outstanding	2.30%	2.40%	2.16%	2.45%	2.23%
Allowance to nonperforming loans	124.67%	71.16%	56.84%	61.56%	90.52%

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

Mortgage, home equity, and credit lines. Reserves are calculated on mortgage, home equity, and credit lines based on historical loss experience. The average rolling 20 quarter net loss percentage is calculated for each of these loan categories, and is multiplied by the dollar balance of loans in each of these categories to determine the required reserve.

Consumer loans. The consumer loans are pooled together to determine the reserve requirement. The average rolling 20 quarter net loss percentage is calculated for this loan category, and is multiplied by the dollar balance of retail loans to determine a required reserve. An additional reserve, equal to 25.0% of all retail loans past due 90 days or more, is added to the above.

Specific impairment. Management evaluates significant loans graded substandard, doubtful and loss on an individual basis for impairment. The specific allowance is calculated based upon a review of these loans and the estimated losses at the balance sheet date. At December 31, 2012 and 2011, the recorded investment in loans specifically identified and evaluated for impairment was approximately $16.4 million and $32.6 million, respectively and the specific allowance for credit losses associated with those loans was approximately $1.6 million and $4.2 million, respectively. The decrease in the amount of specifically impaired loans held by the Bank and the associated allowance for credit losses resulted primarily from the Bank’s decision to take appropriate aggressive action with our problem credits through chargeoffs and foreclosure.

Performing classified loans. Loans graded substandard, doubtful and loss which do not fit the criteria to be considered significant are not evaluated on an individual basis for impairment. However, the Bank closely monitors such loans as a result of their elevated risk profile. As a result of the Bank’s discipline, the balance of these performing classified loans decreased to $26.5 million at December 31, 2012 from $88.0 million at December 31, 2011. The loans that make up this category trended as management had projected and reached a peak level in the third quarter of 2010. These loans, while exhibiting signs of weakness, continue to perform pursuant to stated terms and conditions and therefore do not have specifically identified expected losses. Approximately 60% of the loans in this category are identified as commercial and industrial or income producing commercial real estate, which management assigns a lower probability of default and/or loss given default. The allowance for credit losses associated with such loans was $2.2 million at December 31, 2012, which was based on a model that uses probability of default, and expected loss in the event of default, to determine inherent losses within a given group of loans.

Provision for credit losses. The 2012 provision for credit losses totaled $35.9 million, compared to $16.8 million in 2011. As of December 31, 2012, nonperforming assets totaled $26.7 million, comprised of $21.4 million in nonperforming loans and $5.3 million in OREO. Those figures compare to $40.5 million in nonperforming loans and $30.6 million in OREO at the end of 2011, totaling $71.1 million in nonperforming assets. Net chargeoffs increased in 2012 to $38.1 million, or 3.26% of average loans outstanding, compared with $16.7 million, or 1.32% of average loans outstanding, in the prior year. During the fourth quarter of 2010, the Company charged off $6.2 million of a $10.0 million loan composed of subordinated debt to a financial institution. In the first quarter of 2011, an additional writedown of $1.3 million was recorded on this loan. The Bank forgave $5.0 million of the loan and all unpaid interest and the remaining $5.0 million was exchanged for preferred stock with a liquidation preference value of $5.0 million in the institution. The Bank’s recorded investment of $2.5 million is carried in other assets on the Company’s balance sheet as of December 31, 2012. Periodic impairment evaluations are performed and management believes this asset is currently not impaired. The Company does not have any other loans to financial institutions. At December 31, 2012 and 2011 the allowance for credit losses as a percentage of year end loans (excluding loans held for sale) was 2.30% and 2.40%, respectively. The 2012 and 2011 results have been impacted by the continued weakness in the regional and national economies as well as the 2012 problem asset disposition plan.

Nonperforming Assets

(dollars in thousands)

	At December 31
	2012	2011	2010	2009	2008
Commercial nonaccrual loans, not restructured	$11,119	$15,773	$23,453	$46,788	$32,428
Commercial nonaccrual loans, restructured	1,788	7,489	11,190	1,777	160
Non-commercial nonaccrual loans	4,605	9,852	8,537	4,772	5,601
Total nonaccrual loans	17,512	33,114	43,180	53,337	38,189
Loans past due 90 days or more and still accruing	44	14	27	3,450	1,277
Accruing restructured loans	3,804	7,406	7,378	1,442	90
Total nonperforming loans	21,360	40,534	50,585	58,229	39,556
Real estate acquired in settlement of loans	5,355	30,587	26,718	27,337	9,080
Total nonperforming assets	$26,715	$71,121	$77,303	$85,566	$48,636
Restructured loans, performing(1)	$1,220	$4,888	$-	$-	$-
Nonperforming loans to total loans outstanding at end of year	1.83%	3.36%	4.01%	3.98%	2.47%
Nonperforming assets to total assets at end of year	1.56%	4.10%	4.28%	4.40%	2.34%

(1)	Loans restructured in a previous year without an interest rate concession or forgiveness of debt that are performing in accordance with their modified terms.

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

The Bank’s policy for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Bank generally considers loans 90 days or more past due, all nonaccrual loans, and all troubled debt restructurings (“TDRs”) to be impaired. Loans specifically indentified and evaluated for impairment totaled $16.4 million and $32.6 million at December 31, 2012 and December 31, 2011, respectively, as summarized in the following tables (in thousands):

	Impaired Loans			Average
	Recorded	Unpaid principal	Specific	Recorded
	Balance	Balance	Allowance	Investment
At December 31, 2012
Loans without a specific valuation allowance
Commercial	$4,013	$5,779	$-	$5,956
Real estate- construction	1,940	2,681	-	3,597
Real estate – mortgage	5,066	5,746	-	6,096
Consumer	-	-	-	-
Total	11,019	14,206	-	15,649

Loans with a specific valuation allowance
Commercial	2,618	2,762	564	3,576
Real estate- construction	64	64	36	65
Real estate – mortgage	2,681	2,765	941	2,931
Consumer	18	18	18	13
Total	5,381	5,609	1,559	6,585

Total impaired loans
Commercial	6,631	8,541	564	9,532
Real estate- construction	2,004	2,745	36	3,662
Real estate – mortgage	7,747	8,511	941	9,027
Consumer	18	18	18	13
Total	$16,400	$19,815	$1,559	$22,234

	Impaired Loans			Average
	Recorded	Unpaid principal	Specific	Recorded
	Balance	Balance	Allowance	Investment
At December 31, 2011
Loans without a specific valuation allowance
Commercial	$2,722	$2,856	$-	$3,497
Real estate- construction	6,874	8,571	-	8,655
Real estate – mortgage	6,429	6,536	-	8,128
Consumer	-	-	-	57
Total	16,025	17,963	-	20,337

Loans with a specific valuation allowance
Commercial	8,014	8,329	1,972	4,252
Real estate- construction	1,495	1,515	203	2,953
Real estate – mortgage	6,940	7,240	1,874	7,472
Consumer	117	117	117	86
Total	16,566	17,201	4,166	14,763

Total impaired loans
Commercial	10,736	11,185	1,972	7,749
Real estate- construction	8,369	10,086	203	11,608
Real estate – mortgage	13,369	13,776	1,874	15,600
Consumer	117	117	117	143
Total	$32,591	$35,164	$4,166	$35,100

Impaired, nonperforming and other classified loans and related information are summarized in the following table (in thousands):

	At December 31
	2012	2011	2010
Impaired loans individually evaluated	$16,400	$32,591	$38,303
Other nonperforming loans	4,960	7,943	12,282
Total nonperforming loans	21,360	40,534	50,585
Performing classified loans	26,498	87,959	110,924
Total classified loans	$47,858	$128,493	$161,509

Investment Activities

Our investment portfolio plays a primary role in the management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. In 2012, the securities portfolio generated approximately 19% of our interest income and served as a necessary source of liquidity.

Management attempts to deploy investable funds into instruments that are expected to increase the overall return of the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of credit, interest rate and liquidity risk, as well as capital usage and risk.

The following tables present the carrying values, fair values, unrealized gains and losses, and weighted average yields and durations of our investment portfolio at December 31, 2012, 2011 and 2010, as well as the interval of maturities or repricings at December 31, 2012.

Investment Securities

(dollars in thousands)

	December 31, 2012		December 31, 2011		December 31, 2010
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities	$10,000	$10,000	$-	$-	$-	$-
U.S. government agency securities	67,090	67,037	39,000	39,147	109,274	107,524
Agency mortgage backed securities	21,607	23,760	31,917	34,843	55,989	60,309
Collateralized mortgage obligations	10,417	10,668	23,599	23,435	39,679	40,412
Commercial mortgage backed securities	43,046	45,282	30,169	30,289	-	-
Corporate bonds	150,589	155,487	118,573	114,676	38,560	38,455
Covered bonds	44,924	48,618	61,414	62,526	44,256	46,058
State and municipal obligations	17,978	18,712	19,371	19,508	17,380	15,411
Total debt securities	365,651	379,564	324,043	324,424	305,138	308,169
Other equity	13,460	14,251	12,960	13,387	16,174	16,960
Total securities	$379,111	$393,815	$337,003	$337,811	$321,312	$325,129

Investment securities at December 31 consist of the following (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield		Average Duration[1]
2012:
U.S. Treasury securities	$10,000	$-	$-	$10,000	0.01%		0.05
U.S. government agency securities	67,090	72	(125)	67,037	1.94		5.78
Agency mortgage backed securities	21,607	2,153	-	23,760	5.30		2.30
Collateralized mortgage obligations	10,417	254	(3)	10,668	5.54		2.78
Commercial mortgage backed securities	43,046	2,318	(82)	45,282	4.19		10.58
Corporate bonds	150,589	5,742	(844)	155,487	3.24		3.29
Covered bonds	44,924	3,694	-	48,618	3.68		3.49
State and municipal obligations	17,978	734	-	18,712	6.21	(2)	4.09
Total debt securities	365,651	14,967	(1,054)	379,564	3.41	(2)	4.47
Federal Home Loan Bank stock	7,685	-	-	7,685
Other equity securities	5,775	791	-	6,566
Total investment securities	$379,111	$15,758	$(1,054)	$393,815

2011:
U.S. government agency securities	$39,000	$147	$-	$39,147	2.79%		1.06
Agency mortgage backed securities	31,917	2,926	-	34,843	5.21		3.55
Collateralized mortgage obligations	23,599	168	(332)	23,435	4.69		2.03
Commercial mortgage backed securities	30,169	153	(33)	30,289	3.47		4.43
Corporate bonds	118,573	385	(4,282)	114,676	3.77		3.98
Covered bonds	61,414	1,243	(131)	62,526	5.25		2.12
State and municipal obligations	19,371	425	(288)	19,508	6.01	(2)	5.64
Total debt securities	324,043	5,447	(5,066)	324,424	4.13	(2)	3.37
Federal Home Loan Bank stock	7,185	-	-	7,185
Other equity securities	5,775	427	-	6,202
Total investment securities	$337,003	$5,874	$(5,066)	$337,811

(1) Average remaining duration to maturity, in years

(2) Fully taxable-equivalent basis

Investment Securities Portfolio Maturity Schedule

(dollars in thousands)

	At December 31, 2012
		Weighted
	Market	Average
	Value	Yield(1)
U. S. Treasury, government agencies and mortgage backed obligations:
Within one year	$10,000	0.01%
One to five years	8,008	1.12
Five to ten years	66,617	2.37
After ten years	72,122	4.67

Total	156,747	3.16

Obligations of states and political subdivisions:
Within one year	467	7.60
One to five years	-	-
Five to ten years	1,857	5.97
After ten years	16,388	6.20

Total	18,712	6.21

Corporate bonds and covered bonds:
Within one year	20,113	2.91
One to five years	152,099	3.39
Five to ten years	31,893	3.36
After ten years	-	-

Total	204,105	3.34

Total debt securities	$379,564	3.41%

(1)	The yield related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%.

See also Note 3 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

Information about the Company’s off-balance sheet risk exposure is presented in Note 10 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

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

The preparation of the financial information contained in this Annual Report on Form 10-K requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s management evaluates these estimates on an ongoing basis. A summary of the allowance for credit losses, the most complex and subjective accounting policy of the Company, is discussed under the heading “Lending Activities” as well as in Note 4 of the Notes to Consolidated Financial Statements. Income taxes and the valuation allowance against deferred tax assets are discussed in Note 9 of the Notes to Consolidated Financial Statements.

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

Interest rate risk management is a part of the Bank’s overall asset/liability management process. The primary oversight of asset/liability management rests with the Bank’s Asset and Liability Committee, which is comprised of the Bank’s CEO, Chief Financial Officer (“CFO”) and other senior executives. The Committee meets approximately twice per quarter to review the asset/liability management activities of the Bank and monitor compliance with established policies. Activities of the Asset and Liability Committee are reported to the Audit and Risk Management Committees of the Company’s and the Bank’s Board of Directors.

The Bank uses several interest rate risk measurement tools provided by a national asset liability management consultant to help manage this risk. The Bank’s Asset/Liability Policy provides guidance for acceptable levels of interest rate risk and potential remediations. Management provides the consultant with key assumptions, which are used as inputs into the measurement tools. Following is a summary of two different tools management uses on a quarterly basis to monitor and manage interest rate risk.

Earnings Simulation Modeling. Net income is affected by changes in the level of interest rates, the shape of the yield curve and the general market pressures affecting current market interest rates at the time of simulation. Many interest rate indices do not move uniformly, creating certain disunities between them. For example, the spread between a 30 day, prime-based asset and a 30 day, FHLB advance may not be uniform over time. The earnings simulation model projects changes in net interest income caused by the effect of changes in interest rates on interest-earning assets and interest-bearing liabilities. Simulation results are measured as a percentage change in net interest income compared to the static-rate or “base case” scenario. The model uses the Bank’s current balance sheet, but considers decreases in asset and liability volumes based on prepayment assumptions as well as rate changes. Rate changes are modeled gradually over a 12 month period, referred to as a “rate ramp.” The model projects only changes in interest income and expense and does not project changes in noninterest income, noninterest expense, provision for loan losses or the impact of changing tax rates. At December 31, 2012, net interest income simulation showed a positive 0.09% change from the base case in a 200 basis point ramped rising rate environment and a negative 0.27% change from the base case in a 100 basis point ramped declining rate environment. The projected changes in net interest income are within the Board of Directors’ guidelines in a 200 basis point increasing or 100 basis point decreasing interest rate environment. However, management continually monitors signs of elevated risks and takes certain actions to limit these risks.

The following table summarizes the results of the Bank’s income simulation model as of December 31, 2012.

	Change in Net Interest Income
	Year 1	Year 2
Change in Market Interest Rates:
200 basis point ramped increase	0.09%	(2.56)%
Base case – no change	-	(2.94)%
100 basis point ramped decrease	(0.27)%	(5.39)%

Net Portfolio Value Analysis. Net portfolio value (“NPV”) represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates with no effect given to any actions management might take to counter the effect of that interest rate movement. The following is a summary of the results of the report compiled by the Bank’s outside consultant using data and assumptions management provided as of December 31, 2012.

	Estimated Change in Net Portfolio Value
	Amount in 000s	Percent
Change in Market Interest Rates:
200 basis point increase	$(2,935)	(1.43)%
Base case – no change	-	-
100 basis point decrease	$(20,833)	(10.12)%

The preceding table indicates that, at December 31, 20112, in the event of a 200 basis point increase in prevailing market interest rates, NPV would be expected to decrease by $2.9 million, or 1.43% of the base case scenario value of $205.8 million. In the event of a decrease in prevailing market rates of 100 basis points, NPV would be expected to decline by $20.8 million, or 10.12% of the base case scenario value. The projected changes in NPV are within the Board of Directors’ guidelines in a 200 basis point increasing or 100 basis point decreasing interest rate environment. However, management continually monitors signs of elevated risks and takes certain actions to limit these risks.

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

Interest Sensitivity Analysis

At December 31, 2012

(dollars in thousands, except ratios)

	1 – 90 Day Sensitive	91 – 365 Day Sensitive	Total Sensitive Within One Year	Total Sensitive Over One Year	Total

Interest earning assets:
Loans (excluding held for sale), net of unearned income	$325,485	$155,650	$481,135	$674,286	$1,155,421
U. S. Treasury, government agencies and mortgage backed obligations	10,000	-	10,000	142,160	152,160
State and municipal obligations	545	466	1,011	16,967	17,978
Corporate and covered bonds	32,448	15,000	47,448	148,065	195,513
Other investment securities	13,460	-	13,460	-	13,460
Overnight funds	9,006	-	9,006	-	9,006
Total interest earning assets	390,944	171,116	562,060	981,478	1,543,538

Interest bearing liabilities:
NOW	424,720	-	424,720	-	424,720
MMI	323,326	-	323,326	-	323,326
Savings	44,450	-	44,450	-	44,450
Time deposits	122,955	151,663	274,618	59,356	333,974
Junior subordinated notes	25,774	-	25,774	-	25,774
FHLB borrowings	68,000	25,000	93,000	20,000	113,000
Wholesale repurchase agreements	-	-	-	21,000	21,000
Total interest bearing liabilities	1,009,225	176,663	1,185,888	100,356	1,286,244

Interest sensitivity gap	$(618,281)	$(5,547)	$(623,828)	$881,122	$257,294

Ratio of interest sensitive assets to liabilities	0.39	0.97	0.47	9.78	1.20

The measurement of the Bank’s interest rate sensitivity, or “gap,” is a technique traditionally used in asset/liability management. The interest sensitivity gap is the difference between repricing assets and repricing liabilities for a particular time period. The table, “Interest Sensitivity Analysis,” indicates a ratio of rate sensitive assets to rate sensitive liabilities within one year at December 31, 2012, to be 0.47. This ratio indicates that a larger balance of liabilities, compared to assets, could potentially reprice during the upcoming 12 month period. Included in rate sensitive liabilities are certain deposit accounts (Negotiable Order of Withdrawal (“NOW”), Money Market Investment (“MMI”), and savings) that are subject to immediate withdrawal and repricing. These balances are presented in the category that management believes best identifies their actual repricing patterns. The overall risk to net interest income is also influenced by the Bank’s level of variable rate loans. These are loans with a contractual interest rate tied to an interest rate index, such as the prime rate. A portion of these loans may reprice on multiple occasions during a one-year period due to changes in the underlying interest rate index. Approximately 45.0% of the total loan portfolio at December 31, 2012 had a variable interest rate and reprices in accordance with the underlying rate index subject to terms of individual note agreements.

The table, “Market Sensitive Financial Instruments Maturities,” presents the Bank’s financial instruments that are considered to be sensitive to changes in interest rates, categorized by contractual maturities, average interest rates and estimated fair values as of December 31, 2012.

Market Sensitive Financial Instruments Maturities

(dollars in thousands)

	Contractual Maturities as of December 31, 2012
	2013	2014	2015	2016	2017	After Five Years	Total

Financial assets:
Investment securities	$30,466	$15,000	$38,326	$49,920	$49,594	$182,345	$365,651
Loans:
Fixed rate	112,077	59,296	80,734	62,761	120,900	199,324	635,092
Variable rate	72,559	33,290	19,859	18,523	23,420	352,678	520,329
Total	$215,102	$107,586	$138,919	$131,204	$193,914	$734,347	$1,521,072

Financial liabilities:
NOW	$424,720	$-	$-	$-	$-	$-	$424,720
MMI	323,326	-	-	-	-	-	323,326
Savings	44,450	-	-	-	-	-	44,450
Time deposits	273,176	33,590	19,385	7,348	447	28	333,974
Wholesale repurchase agreements	-	-	-	21,000	-	-	21,000
FHLB borrowing	93,000	20,000	-	-	-	-	113,000
Junior subordinated notes	-	-	-	-	-	25,774	25,774
Total	$1,158,672	$53,590	$19,385	$28,348	$447	$25,802	$1,286,244

Market Sensitive Financial Instruments Maturities (continued)

(dollars in thousands)

	Average Interest Rate	Estimated Fair Value

Financial assets:
Investment securities	4.03%	$393,815
Loans:
Fixed rate	5.23	623,570
Variable rate	4.08	518,776
Total loans		1,142,346

Total		$1,536,161

Financial liabilities:
NOW	0.22	$424,720
MMI	0.21	323,326
Savings	0.05	44,450
Time deposits	0.54	335,369
Total interest-bearing deposits		1,127,865

Wholesale repurchase agreements	4.03	23,835
FHLB borrowing	0.94	113,833
Junior subordinated notes	1.77	12,006
Total		$1,277,539

Item 8.	Financial Statements and Supplementary Data

QUARTERLY FINANCIAL INFORMATION – UNAUDITED

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

Quarterly Financial Data

(dollars in thousands, except per share data)

2012	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

Interest income	$16,898	$17,341	$18,319	$18,522
Interest expense	1,505	1,663	1,996	2,350

Net interest income	15,393	15,678	16,323	16,172
Provision for credit losses	1,209	28,881	2,360	3,443

Net interest income after provision for credit losses	14,184	(13,203)	13,963	12,729

Noninterest income	4,761	(6,402)	1,009	3,000
Noninterest expense	14,008	16,545	13,739	13,601

Income (loss) before income taxes	4,937	(36,150)	1,233	2,128
Income tax expense (benefit)	173	(3,700)	312	617

Net income (loss)	4,764	(32,450)	921	1,511
Dividends and accretion on preferred stock	(730)	(729)	(729)	(730)
Net income (loss) available to common shareholders	$4,034	$(33,179)	$192	$781
Income (loss) per common share:
Basic	$0.26	$(2.12)	$0.01	$0.05
Diluted	$0.19	$(2.12)	$0.01	$0.05

2011	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

Interest income	$19,182	$19,478	$19,879	$20,905
Interest expense	2,586	2,856	3,350	3,527

Net interest income	16,596	16,622	16,529	17,378
Provision for credit losses	4,247	3,445	3,020	6,073

Net interest income after provision for credit losses	12,349	13,177	13,509	11,305

Noninterest income	2,920	3,300	2,401	4,534
Noninterest expense	13,502	14,893	14,579	14,394

Income before income taxes	1,767	1,584	1,331	1,445
Provision for income taxes	323	502	191	433

Net income	1,444	1,082	1,140	1,012
Dividends and accretion on preferred stock	(729)	(729)	(729)	(730)
Net income available to common shareholders	$715	$353	$411	$282
Income per common share:
Basic	$0.05	$0.02	$0.03	$0.02
Diluted	$0.04	$0.02	$0.02	$0.02

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

NewBridge Bancorp

We have audited the accompanying consolidated balance sheets of NewBridge Bancorp (a North Carolina corporation) and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewBridge Bancorp and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina

March 25, 2013

NewBridge Bancorp and Subsidiary

Consolidated Balance Sheets

December 31, 2012 and 2011

(dollars in thousands, except per share data)

	2012	2011
ASSETS
Cash and due from banks	$30,785	$27,629
Interest-bearing bank balances	9,006	26,363
Loans held for sale	9,464	7,851
Investment securities	393,815	337,811
Loans	1,155,421	1,200,070
Less allowance for credit losses	(26,630)	(28,844)
Net loans	1,128,791	1,171,226
Premises and equipment, net	35,570	36,225
Real estate acquired in settlement of loans	5,355	30,587
Bank-owned life insurance	45,262	43,727
Deferred tax assets	29,538	32,263
Accrued income and other assets	21,121	20,882
Total assets	$1,708,707	$1,734,564
LIABILITIES
Noninterest-bearing deposits	$206,023	$172,351
NOW deposits	424,720	441,292
Savings and money market deposits	367,776	411,649
Time deposits	333,974	393,384
Total deposits	1,332,493	1,418,676
Borrowings from the Federal Home Loan Bank	113,000	86,700
Other borrowings	46,774	46,774
Accrued expenses and other liabilities	20,426	19,027
Total liabilities	1,512,693	1,571,177
Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY
Preferred stock – 10,000,000 shares authorized, par value $.01 per share
Series A preferred stock, par value $.01 per share Reserved – 52,372; issued and outstanding (liquidation preference $1,000 per share) – 52,372	52,089	51,789
Series B mandatorily convertible preferred stock, par value $.01 per share; Reserved – 1,000,000 shares; issued and outstanding (liquidation preference $100 per share) – 422,456	42,246	-
Series C mandatorily convertible preferred stock, par value $.01 per share; Reserved – 500,000 shares; issued and outstanding (liquidation preference $100 per share) – 140,217	14,022	-
Common stock, par value $5.00 per share;
Authorized – 50,000,000 shares; issued and outstanding – 15,655,868	78,279	78,279
Paid-in capital	83,259	87,190
Directors’ deferred compensation plan	(468)	(575)
Retained deficit	(75,697)	(47,525)
Accumulated other comprehensive income (loss)	2,284	(5,771)
Total shareholders’ equity	196,014	163,387
Total liabilities and shareholders’ equity	$1,708,707	$1,734,564

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Income

Years ended December 31, 2012, 2011 and 2010

(dollars in thousands, except per share data)

	2012	2011	2010
Interest Income
Interest and fees on loans	$57,676	$65,871	$74,795
Interest on taxable investment securities	12,614	12,750	11,698
Interest on tax-exempt investment securities	750	764	3,324
Interest-bearing bank balances and federal funds sold	40	60	96
Total Interest Income	71,080	79,445	89,913

Interest Expense
Deposits	5,135	9,493	14,960
Borrowings from the Federal Home Loan Bank	1,012	1,178	3,087
Other borrowings	1,367	1,648	2,407
Total Interest Expense	7,514	12,319	20,454

Net Interest Income	63,566	67,126	69,459
Provision for credit losses	35,893	16,785	21,252
Net interest income after provision for credit losses	27,673	50,341	48,207

Noninterest Income
Retail banking	9,739	9,925	11,592
Wealth management services	2,349	2,499	2,133
Mortgage banking services	2,636	1,728	2,438
Gain on sales of investment securities	3	2,026	3,637
Writedowns and loss on sale of real estate acquired in settlement of loans	(14,520)	(5,238)	(5,508)
Bank-owned life insurance	1,494	1,385	865
Other	667	830	658
Total Noninterest Income	2,368	13,155	15,815

Noninterest Expense
Personnel	29,354	28,806	29,897
Occupancy	5,171	3,987	4,189
Furniture and equipment	3,335	3,644	4,644
Technology and data processing	4,063	3,942	4,501
Legal and professional	3,029	2,892	3,028
FDIC insurance	1,770	2,399	3,491
Real estate acquired in settlement of loans	1,206	1,830	1,426
Other operating	9,965	9,869	9,713
Total Noninterest Expense	57,893	57,369	60,889
Income (Loss) Before Income Taxes	(27,852)	6,127	3,133
Income Tax Expense (Benefit)	(2,598)	1, 449	(247)
Net Income (Loss)	(25,254)	4,678	3,380
Dividends and accretion on preferred stock	(2,918)	(2,917)	(2,919)
Net Income (Loss) available to common shareholders	$(28,172)	$1,761	$461

Income (Loss) Per Share – Basic and Diluted	$(1.80)	$0.11	$0.03

Weighted Average Shares Outstanding
Basic	15,655,868	15,655,868	15,655,868
Diluted	15,655,868	16,573,064	16,097,680

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Comprehensive Income

Years ended December 31, 2012, 2011 and 2010

(dollars in thousands, except per share data)

	2012	2011	2010
Net Income (Loss)	$(25,254)	$4,678	$3,380
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains on securities:
Unrealized holding gains (losses) arising during period, net of tax of $5,488, $(389) and $4, respectively	8,411	(595)	6
Reclassification adjustment for (gains) losses included in net income, net of tax of $(1), $(800) and $(1,436), respectively	(2)	(1,226)	(2,201)
Defined benefit pension plans:
Pension obligation, net of tax of $(256), $(1,953) and $(51), respectively	(354)	(2,955)	(77)
Total other comprehensive income (loss)	8,055	(4,776)	(2,272)
Comprehensive Income (Loss)	$(17,199)	$(98)	$1,108

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2012, 2011 and 2010

(dollars in thousands, except share data)

							Directors’		Accumulated
	Preferred	Preferred	Preferred				Deferred	Retained	Other	Total
	Stock	Stock	Stock	Common Stock		Paid-In	Comp	Earnings	Comprehensive	Shareholders’
	Series A	Series B	Series C	Shares	Amount	Capital	Plan	(Deficit)	Income (Loss)	Equity
Balances at December 31, 2009	$51,190	$-	$-	15,655,868	$78,279	$86,969	$(634)	$(49,747)	$1,277	$167,334
Net Income								3,380		3,380
Change in accumulated other comprehensive income (loss) net of deferred income taxes									(2,272)	(2,272)
Dividends and accretion on preferred stock	300							(2,919)		(2,619)
Stock-based compensation						79				79
Distributions							16			16
Balances at December 31, 2010	$51,490	$-	$-	15,655,868	$78,279	$87,048	$(618)	$(49,286)	$(995)	$165,918
Net Income								4,678		4,678
Change in accumulated other comprehensive income (loss) net of deferred income taxes									(4,776)	(4,776)
Dividends and accretion on preferred stock	299							(2,917)		(2,618)
Stock-based compensation						142				142
Distributions							43			43
Balances at December 31, 2011	$51,789	$-	$-	15,655,868	$78,279	$87,190	$(575)	$(47,525)	$(5,771)	$163,387
Net Loss								(25,254)		(25,254)
Change in accumulated other comprehensive income (loss) net of deferred income taxes									8,055	8,055
Preferred stock issued, net		42,246	14,022			(4,090)				52,178
Dividends and accretion on preferred stock	300							(2,918)		(2,618)
Stock-based compensation						159				159
Distributions							107			107
Balances at December 31, 2012	$52,089	$42,246	$14,022	15,655,868	$78,279	$83,259	$(468)	$(75,697)	$2,284	$196,014

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows

Years ended December 31, 2012, 2011 and 2010

(dollars in thousands)

	2012	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss)	$(25,254)	$4,678	$3,380
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,406	3,769	5,500
Securities premium amortization and discount accretion, net	444	(334)	(697)
(Gain) loss on sale of securities	(3)	(2,026)	(3,637)
Mortgage banking services	(2,636)	(1,728)	(2,438)
Originations of loans held for sale	(156,880)	(119,914)	(195,602)
Proceeds from sales of loans held for sale	157,973	190,715	199,957
Deferred income tax expense (benefit)	(2,532)	1,446	(275)
Writedowns and losses on sales of real estate acquired in settlement of loans	14,520	5,238	5,508
Provision for credit losses	35,893	16,785	21,252
Stock-based compensation	159	142	79
(Increase) decrease in income taxes receivable	(218)	1,160	3,632
(Increase) decrease in interest earned but not received	624	605	1,179
Increase (decrease) in interest accrued but not paid	(212)	(328)	(623)
Net (increase) decrease in other assets	(3,476)	740	1,301
Net increase (decrease) in other liabilities	958	(1,038)	(2,079)
Net cash provided by (used in) operating activities	22,766	99,910	36,437
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(264,779)	(165,309)	(211,452)
Proceeds from sales of securities available for sale	6,724	41,235	85,784
Proceeds from maturities, prepayments and calls of securities available for sale	216,007	107,528	125,570
Net (increase) decrease in loans	(56,346)	20,737	73,606
Proceeds from sales of loans	54,440	-	-
Purchase of bank-owned life insurance	-	(12,000)	-
Purchases of premises and equipment	(3,342)	(2,246)	(2,409)
Proceeds from sales of premises and equipment	1,181	1,408	163
Proceeds from sales of real estate acquired in settlement of loans	19,205	11,549	15,777
Net cash provided by (used in) investing activities	(26,910)	2,902	87,039
CASH FLOW FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits and NOW accounts	17,100	11,719	174,676
Net increase (decrease) in savings and money market accounts	(43,873)	56,143	(42,161)
Net increase (decrease) in time deposits	(59,410)	(102,182)	(178,830)
Net increase (decrease) in other borrowings	-	(15,000)	(37,823)
Net increase (decrease) in borrowings from FHLB	26,300	(26,000)	(52,500)
Proceeds from issuance of preferred stock, net of expense	52,337	-	-
Dividends paid	(2,618)	(2,618)	(2,619)
Common stock distributed	107	43	16
Net cash provided by (used in) financing activities	(10,057)	(77,895)	(139,241)
Increase (decrease) in cash and cash equivalents	(14,201)	24,917	(15,765)
Cash and cash equivalents at the beginning of the years	53,992	29,075	44,840
Cash and cash equivalents at the end of the years	$39,791	$53,992	$29,075
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest	$7,727	$12,647	$21,077
Income taxes	250	-	-
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to real estate acquired in settlement of loans	$8,492	$20,656	$20,667
Transfer of loans to loans held for sale	-	-	72,343
Reclassification of investment securities from held to maturity to available for sale	-	-	43,679
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	13,896	(3,010)	(3,627)
Change in deferred income taxes	(5,487)	1,189	1,432
Change in shareholders’ equity	(8,409)	1,821	2,195

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 1 – Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of NewBridge Bancorp (“Bancorp” or the “Company”) and its wholly owned subsidiary NewBridge Bank (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of operations

The Bank provides a variety of financial services to individual and corporate clients in North Carolina (“NC”). As of December 31, 2012, the Bank operated 30 branches in the Piedmont Triad Region and Coastal Region of NC. The majority of the Bank’s clients are located in Davidson, Rockingham, Guilford, Forsyth and New Hanover Counties. The Bank’s primary deposit products are noninterest-bearing checking accounts, interest-bearing checking accounts, money market accounts, certificates of deposit and individual retirement accounts. Its primary lending products are commercial, real estate and consumer loans.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses. A majority of the Bank’s loan portfolio consists of loans in the geographic areas cited above. The local economies of these areas depend heavily on the industrial, agricultural and service sectors. Accordingly, the ultimate collectability of a large portion of the Bank’s loan portfolio would be affected by changes in local economic conditions.

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

Other than temporary impairment of investment securities

The Company’s policy regarding other than temporary impairment of investment securities requires continuous monitoring. Individual investment securities with a fair market value that is materially less than its original cost over a continuous period of two quarters are evaluated for impairment during the subsequent quarter. The evaluation includes an assessment of both qualitative and quantitative measures to determine whether, in management’s judgment, the investment is likely to recover its original value. If the evaluation concludes that the investment is not likely to recover its original value, the unrealized loss is reported as an “other than temporary impairment,” and the loss is recorded as a securities transaction on the Consolidated Statement of Income.

Loans

Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on a loan is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are placed on nonaccrual status when: (i) management has concerns relating to the ability to collect the loan principal and interest and (ii) generally when such loans are 90 days or more past due. Interest income is subsequently recognized on the cash basis only to the extent payments are received and only if the loan is well secured. Commercial loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) of interest and principal by the borrower in accordance with the contractual terms. Residential mortgage and consumer loans are typically returned to accrual status once they are no longer past due. Loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis.

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

The impairment evaluation compares the recorded book value of the loan, or loan relationship, to the present value of the expected cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, management may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is a collateral dependent loan.

Allowance for credit losses

The Bank’s allowance for credit losses is based on management’s best estimate of probable loan losses incurred as of the balance sheet date. Factors impacting estimated probable loan losses include credit quality trends, past loan loss experience, current economic conditions, and loan volume among loan categories.

While management uses the best available information to establish the allowance for credit losses, future additions to the allowance may be necessary based on the factors cited above. In addition, the allowance is reviewed by regulatory agencies as an integral part of their examination processes. Such agencies may require the Company to recognize changes to the allowance based on their judgments about information available to them at the times of their examinations.

Real estate acquired in settlement of loans

Real estate acquired in settlement of loans, through partial or total satisfaction of loans, is initially recorded at fair market value, less estimated costs to sell, which becomes the property’s new basis. At the date of acquisition, losses are charged to the allowance for credit losses. Expenses to maintain the property are charged to noninterest expense in the period they are incurred. Subsequent writedowns and gains or losses on sales of foreclosed properties are offset to noninterest income in the period they are incurred.

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

Income taxes

Provisions for income taxes are based on taxes payable or refundable, for the current year (after exclusion of non-taxable income such as interest on state and municipal securities and bank-owned life insurance and non-deductible expenses) and deferred taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is established against deferred tax assets when it is more likely than not that the assets will not be realized.

Per share data

Basic net income per share of common stock is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each year. Diluted net income per share of common stock is computed by dividing net income available to common shareholders plus any adjustments to net income related to the issuance of dilutive potential common shares, comprised of convertible preferred stock, outstanding options and warrants to purchase shares of common stock and restricted stock grants, by the weighted average number of shares of common stock outstanding during each year plus the number of dilutive potential common shares.

Sales of loans

Gains and losses on the sales of loans are accounted for as the difference between the proceeds received and the carrying value of the loans. Such gains or losses are recognized in the financial statements at the time of the sale. Loans held for sale are recorded at the lower of cost or fair value, on an aggregate basis.

Off-balance sheet arrangements

In the ordinary course of business, the Bank enters into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Accumulated other comprehensive income (loss)

The balances of accumulated other comprehensive income, net of tax, at December 31, 2012 are $8,898,000 of unrealized gains on available for sale securities and $(6,614,000) for funded status of pension plans. At December 31, 2011, the balances of accumulated other comprehensive income, net of tax, were $488,000 of unrealized gains on available for sale securities and $(6,259,000) for funded status of pension plans.

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and requires the entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This Update does not change the current requirements for reporting net income or other comprehensive income in the financial statements and will not have a material effect on our consolidated financial position or consolidated results of operations. For pubic companies, this Update applies to all reporting periods presented, including interim periods, and becomes effective prospectively for reporting periods beginning after December 15, 2012. The Company will adopt the new disclosure requirements in its Quarterly Report on Form 10-Q for the period ended March 31, 2013.

Reclassification

Certain items for 2011 and 2010 have been reclassified to conform to the 2012 presentation. Such reclassifications had no effect on net income, total assets or shareholders’ equity as previously reported.

Note 2 – Restriction on cash and due from banks

The Bank maintains required reserve balances with the Federal Reserve Bank of Richmond. The amounts of these reserve balances were $0 at December 31, 2012 and $25,000 at December 31, 2011.

Note 3 – Investment securities

Investment securities at December 31 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2012:
U.S. Treasury securities	$10,000	$-	$-	$10,000
U.S. government agency securities	67,090	72	(125)	67,037
Agency mortgage backed securities	21,607	2,153	-	23,760
Collateralized mortgage obligations	10,417	254	(3)	10,668
Commercial mortgage backed securities	43,046	2,318	(82)	45,282
Corporate bonds	150,589	5,742	(844)	155,487
Covered bonds	44,924	3,694	-	48,618
State and municipal obligations	17,978	734	-	18,712
Total debt securities	365,651	14,967	(1,054)	379,564
Federal Home Loan Bank stock	7,685	-	-	7,685
Other equity securities	5,775	791	-	6,566
Total investment securities	$379,111	$15,758	$(1,054)	$393,815

2011:
U.S. government agency securities	$39,000	$147	$-	$39,147
Agency mortgage backed securities	31,917	2,926	-	34,843
Collateralized mortgage obligations	23,599	168	(332)	23,435
Commercial mortgage backed securities	30,169	153	(33)	30,289
Corporate bonds	118,573	385	(4,282)	114,676
Covered bonds	61,414	1,243	(131)	62,526
State and municipal obligations	19,371	425	(288)	19,508
Total debt securities	324,043	5,447	(5,066)	324,424
Federal Home Loan Bank stock	7,185	-	-	7,185
Other equity securities	5,775	427	-	6,202
Total investment securities	$337,003	$5,874	$(5,066)	$337,811

All securities were classified as available for sale as of each date presented.

During 2012 and 2011, the Company’s investment strategy has focused on corporate bonds in order to take advantage of higher yield potential compared to other available investment alternatives and to supplement earning asset growth. All corporate bond investments are investment grade, as determined by S&P and Moody’s credit ratings.

The aggregate cost of the Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $7,685,000 at December 31, 2012. Because of the redemption provisions of this stock, the Company estimates that the fair value equals the cost of this investment and that it is not impaired.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011. There were 16 securities in an unrealized loss position at December 31, 2012, compared to 34 securities in an unrealized loss position at December 31, 2011. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses are material relative to the specific securities and do not relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and the Company has the intent and ability to hold until recovery, none of the securities are deemed to be other than temporarily impaired.

2012	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(In thousands)
Investment securities:
U.S. government agency securities	$33,763	$(125)	$-	$-	$33,763	$(125)
Collateralized mortgage obligations	-	-	1,260	(3)	1,260	(3)
Commercial mortgage backed securities	3,613	(82)	-	-	3,613	(82)
Corporate bonds	2,481	(19)	19,161	(825)	21,642	(844)
Total temporarily impaired securities	$39,857	$(226)	$20,421	$(828)	$60,278	$(1,054)

2011	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(In thousands)
Investment securities:
Collateralized mortgage obligations	$8,520	$(270)	$1,845	$(62)	$10,365	$(332)
Commercial mortgage backed securities	2,055	(33)	-	-	2,055	(33)
Corporate bonds	71,787	(3,640)	4,342	(642)	76,129	(4,282)
Covered bonds	14,760	(131)	-	-	14,760	(131)
State and municipal obligations	-	-	4,421	(288)	4,421	(288)
Total temporarily impaired securities	$97,122	$(4,074)	$10,608	$(992)	$107,730	$(5,066)

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other than temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

As of December 31, 2012, management does not intend to sell any of the securities classified as available for sale in the table above which have unrealized losses and believes that it is not likely that we will have to sell any such securities before a recovery of cost given the Company’s current liquidity position. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe such securities are other than temporarily impaired due to reasons of credit quality.

The amortized cost and estimated market value of debt securities at December 31, 2012, by contractual maturities, are shown in the accompanying schedule. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized Cost	Estimated Fair Value

Due in one year or less	$30,466	$30,579
Due after one through five years	152,840	160,107
Due after five through ten years	98,713	100,368
Due after ten years	83,632	88,510
Total debt securities	$365,651	$379,564

A recap of the maturities of held to maturity securities follows (in thousands):

	Years Ended December 31
	2012	2011	2010
Proceeds from maturities	$-	$-	$1,480

A recap of the maturities and sales of available for sale securities follows (in thousands):

	Years Ended December 31
	2012	2011	2010
Proceeds from maturities	$131,400	$-	$17,000
Proceeds from sales	6,724	41,235	85,784
Gross realized gains	3	2,026	3,637
Gross realized losses	-	-	-

During 2012, the Company sold $6,721,000 of investments for a gain of $3,000. During 2011, the Company sold $39,209,000 of investments for a gain of $2,026,000. The investments sold by the Company in 2011 consisted of shorter-duration, odd-lot mortgage backed securities and certain corporate bonds. Investment securities with a book value of $82,147,000 were sold during 2010, for a gain of $3,637,000, to reposition the investment portfolio and reduce the Company’s exposure to municipalities.

Investment securities with amortized costs of approximately $94,612,000 and $79,211,000 and market values of approximately $97,419,000 and $82,048,000 as of December 31, 2012 and 2011, respectively, were pledged to secure public deposits and for other purposes. The Bank has obtained $50,000,000 in letters of credit, which are used in lieu of securities to pledge against public deposits.

Note 4 – Loans

Loans are summarized as follows (in thousands):

	December 31	December 31
	2012	2011
Secured by owner-occupied nonfarm nonresidential properties	$247,628	$269,972
Secured by other nonfarm nonresidential properties	186,864	157,594
Other commercial and industrial	110,850	119,877
Total Commercial	545,342	547,443

Construction loans – 1 to 4 family residential	13,206	7,781
Other construction and land development	62,460	81,630
Total Real estate – construction	75,666	89,411

Closed-end loans secured by 1 to 4 family residential properties	277,820	287,268
Lines of credit secured by 1 to 4 family residential properties	200,465	209,634
Loans secured by 5 or more family residential properties	23,116	25,883
Total Real estate – mortgage	501,401	522,785

Credit cards	7,610	7,649
Other revolving credit plans	9,018	9,444
Other consumer loans	10,263	17,648
Total Consumer	26,891	34,741

All other loans	6,121	5,690
Total Other	6,121	5,690

Total loans	$1,155,421	$1,200,070

As of December 31, 2012 and December 31, 2011, loans totaling approximately $478,002,000 and $506,449,000, respectively, were pledged to secure the lines of credit with the FHLB and Federal Reserve Bank.

Nonperforming assets are summarized as follows (in thousands):

	December 31
	2012	2011
Commercial nonaccrual loans, not restructured	$11,119	$15,773
Commercial nonaccrual loans, restructured	1,788	7,489
Non-commercial nonaccrual loans, not restructured	4,263	9,614
Non-commercial nonaccrual loans, restructured	342	238
Total nonaccrual loans	17,512	33,114
Troubled debt restructured, accruing	3,804	7,406
Accruing loans which are contractually past due 90 days or more	44	14
Total nonperforming loans	21,360	40,534
Real estate acquired in settlement of loans	5,355	30,587
Total nonperforming assets	$26,715	$71,121

Restructured loans, performing(1)	$1,220	$4,888

(1) Loans restructured in a previous year without an interest rate concession or forgiveness of debt that are performing in accordance with their modified terms.

Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, restructured loans, and real estate acquired in settlement of loans.

Commitments to lend additional funds to borrowers whose loans have been restructured are not material at December 31, 2012 or 2011.

The aging of loans is summarized in the following table (in thousands):

	30-89 days	90+ days	Nonaccrual	Total past due		Total loans
December 31, 2012	past due	past due	Loans	+ nonaccrual	Current	receivable
Secured by owner-occupied nonfarm nonresidential properties	$1,985	$-	$4,544	$6,529	$241,099	$247,628
Secured by other nonfarm nonresidential properties	1,034	-	1,560	2,594	184,270	186,864
Other commercial and industrial	711	-	94	805	110,045	110,850
Total Commercial	3,730	-	6,198	9,928	535,414	545,342

Construction loans – 1 to 4 family residential	-	-	270	270	12,936	13,206
Other construction and land development	525	-	2,259	2,784	59,676	62,460
Total Real estate – construction	525	-	2,529	3,054	72,612	75,666

Closed-end loans secured by 1 to 4 family residential properties	4,436	-	5,243	9,679	268,141	277,820
Lines of credit secured by 1 to 4 family residential properties	2,666	-	1,136	3,802	196,663	200,465
Loans secured by 5 or more family residential properties	120	-	2,146	2,266	20,850	23,116
Total Real estate – mortgage	7,222	-	8,525	15,747	485,654	501,401

Credit cards	78	44	-	122	7,488	7,610
Other revolving credit plans	85	-	112	197	8,821	9,018
Other consumer loans	446	-	148	594	9,669	10,263
Total Consumer	609	44	260	913	25,978	26,891

All other loans	-	-	-	-	6,121	6,121
Total Other	-	-	-	-	6,121	6,121

Total loans	$12,086	$44	$17,512	$29,642	$1,125,779	$1,155,421

	30-89 days	90+ days	Nonaccrual	Total past due		Total loans
December 31, 2011	past due	past due	Loans	+ nonaccrual	Current	receivable
Secured by owner-occupied nonfarm nonresidential properties	$4,514	$-	$7,718	$12,232	$257,740	$269,972
Secured by other nonfarm nonresidential properties	2,134	-	1,310	3,444	154,150	157,594
Other commercial and industrial	1,199	-	437	1,636	118,241	119,877
Total Commercial	7,847	-	9,465	17,312	530,131	547,443

Construction loans – 1 to 4 family residential	650	-	447	1,097	6,684	7,781
Other construction and land development	2,776	-	9,016	11,792	69,838	81,630
Total Real estate – construction	3,426	-	9,463	12,889	76,522	89,411

Closed-end loans secured by 1 to 4 family residential properties	7,483	-	12,744	20,227	267,041	287,268
Lines of credit secured by 1 to 4 family residential properties	5,489	-	975	6,464	203,170	209,634
Loans secured by 5 or more family residential properties	3,852	-	302	4,154	21,729	25,883
Total Real estate – mortgage	16,824	-	14,021	30,845	491,940	522,785

Credit cards	146	14	-	160	7,489	7,649
Other revolving credit plans	339	-	125	464	8,980	9,444
Other consumer loans	372	-	40	412	17,236	17,648
Total Consumer	857	14	165	1,036	33,705	34,741

All other loans	-	-	-	-	5,690	5,690
Total Other	-	-	-	-	5,690	5,690

Total loans	$28,954	$14	$33,114	$62,082	$1,137,988	$1,200,070

Loans specifically identified and individually evaluated for impairment totaled $16.4 million and $32.6 million at December 31, 2012 and December 31, 2011, respectively.  Included in these balances were $7.2 million and $20.0 million, respectively, of loans classified as troubled debt restructurings (“TDRs”). A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. For loans classified as TDRs, the Company further evaluates the loans as performing or nonperforming. Nonperforming TDRs originally classified as nonaccrual are able to be reclassified as accruing if, subsequent to restructure, they experience six consecutive months of payment performance according to the restructured terms.

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal payments, regardless of the period of the modification. The loans included in all loan classes as TDRs at December 31, 2012 had either an interest rate modification or a deferral of one or more principal payments, which the Company considers are concessions. All loans designated as TDRs were modified due to financial difficulties experienced by the borrower. At December 31, 2012, the Company had $1,220,000 of TDRs which were restructured in a previous year without an interest rate concession or forgiveness of debt and are performing in accordance with their modified terms and are therefore excluded from nonperforming status.

The Company monitors the performance of modified loans on an ongoing basis. Loans retain their accrual status at the time of their modification. As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual. A modified loan will be reclassified to nonaccrual if the loan becomes 90 days delinquent or other weaknesses are observed which make collection of principal and interest unlikely. A loan on nonaccrual may be reclassified to accrual status following an evaluation and having experienced at least six consecutive months of payment performance in accordance with the restructured terms. All TDRs are considered impaired.

The total number of loans that are TDRs and the total outstanding recorded investment in TDRs as of December 31 for the three years 2012, 2011, and 2010 are reflected in the table below (dollars in thousands):

74

2012		2011		2010
Number	Outstanding	Number	Outstanding	Number	Outstanding
of	Recorded	of	Recorded	of	Recorded
Loans	Investment	Loans	Investment	Loans	Investment

36	$7,154	59	$20,021	46	$18,568

The following table provides information about TDRs identified during the current period (in thousands, except number of contracts):

	Modifications for the twelve months ended December 31, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	10	$8,063	$6,378
Real estate – construction	3	321	309
Real estate – mortgage	5	747	763
Total	18	$9,131	$7,450

A TDR is considered to be in default if it is 90 days or more past due at the end of any month during the reporting period.

The following table provides information about TDRs restructured in the previous twelve months that subsequently defaulted during the stated periods (in thousands, except number of contracts):

	Defaults for the twelve months ended December 31, 2012
	Number of Contracts	Recorded Investment
TDR Defaults:
Commercial	3	$914
Real estate – mortgage	1	117
Total	4	$1,031

Interest is not typically accrued on impaired loans, as they are normally in nonaccrual status. However, interest is accrued on performing TDRs, and interest may be accrued in certain circumstances on nonperforming TDRs, such as those that have an interest rate concession but are otherwise performing. Interest income on performing or nonperforming accruing TDRs is recognized consistent with any other accruing loan. When a loan goes into nonaccrual status, any accrued interest is reversed out of interest income. If a nonaccrual loan is later returned to accruing status, future interest income is recognized on a method that approximates the effective yield to maturity based on the recorded amount of the loan. There are $3.8 million in TDRs at December 31, 2012 that are considered impaired and are accruing. The following table shows interest income recognized and received on these TDRs for the twelve months ended December 31, 2012 (in thousands):

	Twelve Months Ended
	December 31, 2012
	Recognized	Received
Interest Income:
Commercial	$108	$85
Real estate – construction	16	12
Real estate – mortgage	113	107
Consumer	2	2
Total	$239	$206

The Bank’s policy for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Bank generally considers loans 90 days or more past due and all nonaccrual loans to be impaired.

Impaired loans individually evaluated for impairment and related information are summarized in the following tables (in thousands):

	Impaired Loans			Average
	Recorded	Unpaid principal	Specific	Recorded
	Balance	Balance	Allowance	Investment
At December 31, 2012
Loans without a specific valuation allowance
Commercial	$4,013	$5,779	$-	$5,956
Real estate- construction	1,940	2,681	-	3,597
Real estate – mortgage	5,066	5,746	-	6,096
Consumer	-	-	-	-
Total	11,019	14,206	-	15,649

Loans with a specific valuation allowance
Commercial	2,618	2,762	564	3,576
Real estate- construction	64	64	36	65
Real estate – mortgage	2,681	2,765	941	2,931
Consumer	18	18	18	13
Total	5,381	5,609	1,559	6,585

Total impaired loans
Commercial	6,631	8,541	564	9,532
Real estate- construction	2,004	2,745	36	3,662
Real estate – mortgage	7,747	8,511	941	9,027
Consumer	18	18	18	13
Total	$16,400	$19,815	$1,559	$22,234

	Impaired Loans			Average
	Recorded	Unpaid principal	Specific	Recorded
	Balance	Balance	Allowance	Investment
At December 31, 2011
Loans without a specific valuation allowance
Commercial	$2,722	$2,856	$-	$3,497
Real estate- construction	6,874	8,571	-	8,655
Real estate – mortgage	6,429	6,536	-	8,128
Consumer	-	-	-	57
Total	16,025	17,963	-	20,337

Loans with a specific valuation allowance
Commercial	8,014	8,329	1,972	4,252
Real estate- construction	1,495	1,515	203	2,953
Real estate – mortgage	6,940	7,240	1,874	7,472
Consumer	117	117	117	86
Total	16,566	17,201	4,166	14,763

Total impaired loans
Commercial	10,736	11,185	1,972	7,749
Real estate- construction	8,369	10,086	203	11,608
Real estate – mortgage	13,369	13,776	1,874	15,600
Consumer	117	117	117	143
Total	$32,591	$35,164	$4,166	$35,100

Impaired, nonperforming and other classified loans are summarized in the following table (in thousands):

	At December 31
	2012	2011	2010
Impaired loans individually evaluated	$16,400	$32,591	$38,303
Other nonperforming loans	4,960	7,943	12,282
Total nonperforming loans	21,360	40,534	50,585
Performing classified loans	26,498	87,959	110,924
Total classified loans	$47,858	$128,493	$161,509

The balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on the reserving method for the years ended December 31, 2012 and 2011 were as follows:

		Real Estate -	Real Estate -			Total
Allowance for credit losses:	Commercial	Construction	Mortgage	Consumer	Other	Allowance
December 31, 2012
Individually evaluated for impairment	$564	$36	$941	$18	$-	$1,559
Collectively evaluated for impairment	10,784	5,717	7,805	763	2	25,071
Total ending allowance	$11,348	$5,753	$8,746	$781	$2	$26,630
December 31, 2011
Individually evaluated for impairment	$1,972	$203	$1,874	$117	$-	$4,166
Collectively evaluated for impairment	6,554	6,264	10,079	1,749	32	24,678
Total ending allowance	$8,526	$6,467	$11,953	$1,866	$32	$28,844

		Real Estate -	Real Estate -			Total
Recorded investment in loans:	Commercial	Construction	Mortgage	Consumer	Other	Loans
December 31, 2012
Individually evaluated for impairment	$6,631	$2,004	$7,747	$18	$-	$16,400
Collectively evaluated for impairment	538,711	73,662	493,654	26,873	6,121	1,139,021
Total recorded investment in loans	$545,342	$75,666	$501,401	$26,891	$6,121	$1,155,421
December 31, 2011
Individually evaluated for impairment	$10,736	$8,369	$13,369	$117	$-	$32,591
Collectively evaluated for impairment	536,707	81,042	509,416	34,624	5,690	1,167,479
Total recorded investment in loans	$547,443	$89,411	$522,785	$34,741	$5,690	$1,200,070

The Bank’s policy for calculating and assigning specific reserves is applicable to all loans except for groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans in which impairment is collectively evaluated. The Bank generally considers loans 90 days or more past due and all nonaccrual loans to be impaired.

Management follows a loan review program designed to evaluate the credit risk in its loan portfolio. Sample selection is a combination of random selection and targeted selection based on total credit exposure and identified risk factors. The Internal Loan Review Department consists of qualified personnel knowledgeable in lending practices, bank policies and procedures and relevant laws and regulations. Internal Loan Review along with lending personnel utilize a system of nine risk grades in assessing and identifying the risk in the loan portfolio. The nine risk grades are exceptional risk, standard risk, high special risk, special risk, pre-watch, special mention, substandard, doubtful, and loss. Through this loan review process, the Bank maintains an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. As a result of this process, certain loans are categorized as pass, special mention, substandard, or doubtful as described below, and reserves are allocated based on management’s judgment and historical experience. The Management Credit Committee, consisting of the Chief Credit Officer, Chief Commercial Credit Officer, Senior Credit Officers, and the Loan Review Manager perform a monthly high level review of new and renewed production. An external loan review is conducted by a third party vendor in a series of three reviews annually.

Pass – These loans are loans that have been assigned to one of the first five risk grades: exceptional risk, standard risk, high special risk, special risk, or pre-watch.

Special Mention – These loans have potential weaknesses, which may, if not corrected or reversed, weaken the bank's credit position at some future date. The loans may not show problems as yet due to the borrower(s)’ apparent ability to service the debt, but special circumstances surround the loans of which the bank and management should be aware. This category may also include loans where repayment has not been satisfactory, where constant attention is required to maintain a set repayment schedule, or where terms of a loan agreement have been violated but the borrower still appears to have sufficient financial strength to avoid a lower rating. It also includes new loans that significantly depart from established loan policy and loans to weak borrowers with a strong guarantor.

Substandard – These are loans whose full final collectability may not appear to be a matter for serious doubt, but which nevertheless have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and require close supervision by management, such as unprofitable and/or undercapitalized businesses, inability to generate sufficient cash flow for debt reduction, deterioration of collateral and special problems arising from the particular condition of an industry. It also includes workout loans on a liquidation basis when a loss is not expected.

Doubtful – These are loans that have all the weakness inherent in one graded substandard with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable. In addition, the extent of the potential loss may not be currently determinable. Most of these loans are considered impaired.

The following table summarizes, by internally assigned risk grade, the risk grade for loans for which the Bank has assigned a risk grade (in thousands):

	December 31
	2012					2011
		Special	Sub-				Special	Sub-
	Pass	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$506,849	$27,600	$30,160	$98	$564,707	$437,475	$56,172	$79,229	$301	$573,177
Real estate – construction	48,029	9,744	5,422	182	63,377	35,622	14,304	23,667	757	74,350
Real estate – mortgage	54,459	6,530	6,740	32	67,761	57,089	7,363	14,517	171	79,140
Other	4,918	-	619	-	5,537	4,954	-	-	-	4,954
Total	$614,255	$43,874	$42,941	$312	$701,382	$535,140	$77,839	$117,413	$1,229	$731,621

Loans with a risk grade of substandard or doubtful are components of classified loans. Additionally, non risk graded residential, home equity, and consumer loans in nonaccrual status of $4,605,000 and $9,851,000 as of December 31, 2012 and December 31, 2011, respectively, are components of classified loans.

The process of determining the allowance for credit losses is driven by the risk grade system and the loss experience on non risk graded homogeneous types of loans. The Bank’s allowance for credit losses is calculated and determined, at a minimum, each fiscal quarter end. The allowance for credit losses represents management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio. In determining the allowance for credit losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral and economic conditions in the Bank’s market areas. For loans determined to be impaired, the impairment is based on discounted expected cash flows using the loan’s initial effective interest rate or the fair value of the collateral (less selling costs) for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments about information available to them at the time of their examinations. Loans are charged off when in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance. The Credit Management Committee of the Board of Directors has responsibility for oversight.

Management believes the allowance for credit losses of $26.6 million at December 31, 2012 is adequate to cover probable inherent losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that credit losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting future operating results of the Bank.

Performing classified loans are loans graded substandard, doubtful and loss with total credit exposure of less than $500,000 and not evaluated on an individual basis for impairment. However, the Bank closely monitors such loans as a result of their elevated risk profile. The balance of these performing classified loans decreased to $26.5 million at December 31, 2012 from $88.0 million at December 31, 2011. These loans, while exhibiting signs of weakness, continue to perform pursuant to stated terms and conditions and therefore do not have specifically identified expected losses. Approximately 75% of the loans in this category are identified as commercial and industrial or income producing commercial real estate, which management assigns a lower probability of default and/or loss given default. The allowance for credit losses associated with such loans was $2.2 million at December 31, 2012, which was based on a model that uses probability of default, and expected loss in the event of default, to determine expected losses within a given group of loans. This model incorporates 20 quarters of historical loss data into the calculation of the allowance. In the event that adequate historical loss data is not available for a particular risk grade, relevant industry data will be used to determine an appropriate reserve allowance.

An analysis of the changes in the allowance for credit losses follows (in thousands):

	Years Ended December 31
	2012	2011	2010
Balance, beginning of year	$28,844	$28,752	$35,843
Loans charged off:
Secured by owner-occupied nonfarm nonresidential properties	9,297	1,131	1,433
Secured by other nonfarm nonresidential properties	3,634	956	1,767
Other commercial and industrial	4,375	2,958	5,852
Total Commercial	17,306	5,045	9,052

Construction loans – 1 to 4 family residential	439	209	526
Other construction and land development	8,335	3,776	4,853
Total Real estate – construction	8,774	3,985	5,379

Closed-end loans secured by 1 to 4 family residential properties	8,342	3,603	4,262
Lines of credit secured by 1 to 4 family residential properties	4,205	2,443	2,998
Loans secured by 5 or more family residential properties	790	776	-
Total Real estate – mortgage	13,337	6,822	7,260

Credit cards	348	101	291
Other consumer loans	843	1,257	2,538
Total Consumer	1,191	1,358	2,829

Total Other	3	1,387	6,200

Total chargeoffs	40,611	18,597	30,720

Recoveries of loans previously charged off:
Total Commercial	879	495	1,370
Total Real estate – construction	423	534	80
Total Real estate – mortgage	766	443	270
Total Consumer	314	362	647
Total Other	122	70	10
Total recoveries	2,504	1,904	2,377
Net loans charged off	38,107	16,693	28,343
Provision for credit losses	35,893	16,785	21,252

Balance, end of year	$26,630	$28,844	$28,752

Note 5 – Premises and equipment

The following is a summary of premises and equipment (in thousands):

	December 31
	2012	2011
Land	$13,404	$13,684
Buildings	21,047	21,990
Equipment	27,481	25,374
Leasehold improvements	1,902	1,830
Premises and equipment, total cost	63,834	62,878
Less, accumulated depreciation	28,264	26,653
Premises and equipment, net	$35,570	$36,225

Depreciation and amortization expense amounting to $2,796,000, $3,044,000 and $3,792,000, for the years ended December 31, 2012, 2011, and 2010, respectively, is included in occupancy expense and furniture and equipment expense in the consolidated statements of income.

Note 6 – Deposits

The aggregate amount of certificates of deposit of $100,000 or more was approximately $172,675,000 and $169,768,000 at December 31, 2012 and 2011, respectively. The accompanying table presents the scheduled maturities of total time deposits at December 31, 2012 (in thousands).

Years ending December 31,

2013	$273,176
2014	33,590
2015	19,385
2016	7,348
2017	447
Thereafter	28
Total time deposits	$333,974

Note 7 – Short-term borrowings and long-term debt

The following is a schedule of short-term borrowings and long-term debt (in thousands, except percentages):

	Balance as of December 31	Interest Rate as of December 31	Average Balance	Average Interest Rate	Maximum Outstanding at Any Month End
2012
Federal funds purchased and repurchase agreements	$21,000	4.03%	$21,104	4.01%	$22,000
Federal Reserve Bank borrowings	-	N/A	79	0.75%	-
Trust preferred securities	25,774	1.77%	25,774	1.96%	25,774
FHLB borrowings	113,000	0.94%	79,941	1.27%	125,700
Total	$159,774		$126,898		$173,474

2011
Federal funds purchased and repurchase agreements	$21,000	4.03%	$28,414	4.19%	$36,000
Federal Reserve Bank borrowings	-	N/A	27	0.75%	-
Trust preferred securities	25,774	1.79%	25,774	1.79%	25,774
FHLB borrowings	86,700	1.26%	87,720	1.34%	137,500
Total	$133,474		$141,935		$199,274

At December 31, 2012, the Bank had a $342,520,000 line of credit with the FHLB under which $163,000,000 was used. The amounts used consist of $113,000,000 in regular FHLB advances and a $50,000,000 letter of credit which the Bank uses as collateral securing deposits from municipalities. This line of credit is secured with FHLB stock, investment securities, qualifying residential one to four family first mortgage loans, qualifying multi-family first mortgage loans, qualifying commercial real estate loans, and qualifying home equity lines of credit and second mortgage loans. Based upon collateral pledged, as of December 31, 2012, the borrowing capacity under this line was $258,345,000, with $95,345,000 million available to be borrowed. In addition to the credit line at the FHLB, the Bank has borrowing capacity at the Federal Reserve Bank totaling $7,748,000, and has federal funds lines of $25,000,000, of which there were no borrowings outstanding at December 31, 2012.

Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. Retail repurchase agreements represent short-term borrowings by the Bank, with overnight maturities collateralized by securities issued by the United States Government or its agencies.

The Bank sold securities under an agreement to repurchase (a “wholesale repurchase agreement”) in 2006. This $21,000,000 transaction has a maturity date in 2016, became callable after one year, and has quarterly calls thereafter at a fixed rate of 4.03%. The investment securities serving as collateral for this borrowing had a market value of approximately $26,572,000 at December 31, 2012. In 2007, the Bank entered into a $15,000,000 wholesale repurchase agreement, which was repaid in June, 2011.

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

The maturities of short-term borrowings and long-term debt at December 31, 2012, is as follows (in thousands):

Years Ending December 31

2013	$93,000
2014	20,000
2015	-
2016	21,000
2017	-
Thereafter	25,774
Total maturities of short-term borrowings and long-term debt	$159,774

Note 8 – Other assets and other liabilities

The components of other assets and liabilities at December 31 are as follows (in thousands):

	2012	2011

Other assets:
Core deposit intangible	$3,074	$3,800
Accrued interest receivable	5,906	6,530
Assets held in trusts for deferred compensation	4,824	4,051
Other	7,317	6,501
Total	$21,121	$20,882
Other liabilities:
Accrued interest payable	371	583
Accrued compensation	878	793
Dividends payable	335	335
Retirement plans	6,856	6,956
Deferred compensation	8,473	7,721
Other	3,513	2,639
Total	$20,426	$19,027

Note 9 – Income taxes

The components of income tax expense (benefit) for the years ended December 31 are as follows (in thousands):

	2012	2011	2010

Current tax (benefit) expense
Federal	$(81)	$135	$78
State	15	(132)	(50)
Total current	(66)	3	28
Deferred tax (benefit) expense
Federal	(2,408)	1,168	(359)
State	(124)	278	84
Total deferred	(2,532)	1,446	(275)
Total income tax (benefit) expense	$(2,598)	$1,449	$(247)

During the third quarter 2012, the Company recorded material writedowns and losses on the disposition or resolution of problem assets, which resulted in a material pre-tax net loss for the year. The Company is in a cumulative pre-tax loss position for the three year period ended December 31, 2012, which constitutes significant negative evidence in the context of evaluating deferred tax assets for realizability as prescribed by ASC Topic 740.

ASC Topic 740 requires that the realizability of the deferred tax asset and evaluation of the need for a valuation allowance consider all positive and negative evidence to form a conclusion as to whether the realization of the deferred tax asset is more likely than not. The Company must also assign weight to the various forms of evidence, based upon the ability to verify the evidence.

Management has evaluated the realizability of the recorded deferred tax assets at December 31, 2012. This evaluation included a review of all available evidence, including recent historical financial performance and expected near-term levels in net interest margin, nonperforming assets, operating expenses, earnings and other factors. It also included a current forecast of performance for 2013 as well as projections for several years based on management’s expectations of performance. It further included the consideration of the items that have given rise to the deferred tax assets, as well as tax planning strategies. Management has concluded that, in addition to a $1.1 million portion of contribution carryforwards which begin expiring in 2013, and a portion of state economic loss carryforwards, an additional $10.0 million valuation allowance is necessary. Management also concluded that the utilization of the remaining deferred tax asset was more likely than not.

The significant components of deferred tax assets at December 31 are as follows (in thousands):

	2012	2011
Deferred tax assets:
Allowance for credit losses	$10,534	$11,411
Non-qualified deferred compensation plans	2,297	2,175
Accrued compensation	406	316
Writedowns on real estate acquired in settlement of loans	2,434	1,992
Interest on nonaccrual loans	1,135	1,551
Net operating losses	29,006	16,753
Pension plans	4,315	4,084
Contribution carryforward	789	1,019
Other	1,876	1,043
Valuation allowance	(11,067)	(1,037)
Total	41,725	39,307

Deferred tax liabilities:
Depreciable basis of property and equipment	(2,322)	(2,431)
Deferred loan fees	(354)	(414)
Net unrealized gain on available for sale securities	(5,806)	(319)
Other	(3,705)	(3,880)
Total	(12,187)	(7,044)
Net deferred tax assets	$29,538	$32,263

Federal net operating loss carryforwards of $2,325,000, $27,601,000, $13,129,000 and $30,483,000 expire in 2028, 2029, 2030 and 2032 respectively. State net economic loss carryforwards of $997,000, $10,081,000, $21,420,000, $9,985,000, $2,628,000 and $27,742,000 expire in 2022 through 2027, respectively.

The provision for income taxes differs from that computed by applying the federal statutory rate of 35% as indicated in the following analysis (in thousands, except percentages):

	2012	2011	2010
Tax based on statutory rates	$(9,748)	$2,144	$1,097
Increase (decrease) resulting from:
Effect of tax-exempt income	(337)	(306)	(1,155)
State income taxes, net of federal benefit	(1,322)	80	22
Income on bank-owned life insurance	(523)	(484)	(303)
Change in valuation allowance	10,030	228	(50)
Other, net	(698)	(213)	142
Total provision (benefit) for income taxes	$(2,598)	$1,449	$(247)
Effective tax rate	9.3%	23.6%	(7.9)%

The Company’s federal and state income tax returns through 2009 have been examined and settled. The Company does not have any material uncertain tax positions.

Note 10 – Commitments and contingent liabilities

The minimum annual lease commitments under noncancelable operating leases in effect at December 31, 2012, are as follows (in thousands):

Years Ending December 31

2013	$1,584
2014	1,337
2015	997
2016	437
2017	285
Thereafter	144
Total lease commitments	$4,784

Payments for all operating leases amounted to approximately $1,708,000, $1,676,000 and $1,863,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

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

	Contractual Amount
	2012	2011

Loan commitments	$282,615	$253,998
Credit card lines	24,584	22,687
Standby letters of credit	3,242	3,735
Total commitments and contingent liabilities	$310,441	$280,420

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

	2012	2011
Balance, beginning of year	$9,409	$8,751
Amounts removed as a result of director resignations	(805)	(142)
Advances (repayments), net, during year	(1,462)	800
Balance, end of year	$7,142	$9,409

Note 12 – Other operating expenses

The components of other operating expense for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Years Ended December 31
	2012	2011	2010
Other operating expenses:
Advertising	$1,506	$1,526	$1,594
Bankcard expense	450	621	567
Postage	746	750	964
Stationery, printing and supplies	420	492	675
Telephone	699	669	723
Travel, dues and subscriptions	823	725	834
Directors’ fees	517	599	507
Franchise and privilege taxes	430	530	509
Deposit premium amortization	726	726	726
Other expense	3,648	3,231	2,614
Total	$9,965	$9,869	$9,713

Note 13 – Stock-based compensation

The Company recorded $159,000 of total stock-based compensation expense during 2012, compared to $142,000 in 2011 and $79,000 in 2010, or $0.01 or less per diluted share in each year. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related stock options or restricted stock units. This expense had no impact on the Company’s reported cash flows. The stock-based compensation expense is reported under personnel expense in the consolidated statements of income.

To determine the amounts recorded in the financial statements, the fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model. For restricted stock units, the fair value is considered to be the market price on the date the restricted stock unit is granted.

As of December 31, 2012, there was $595,000 of total unrecognized compensation expense related to stock options and restricted stock units. This expense will be fully amortized by December 31, 2015.

As of December 31, 2012, 229,420 restricted stock units granted to certain senior officers were outstanding. For 121,616 of these restricted stock units, the fair value of each of the restricted stock units is $3.89; for 9,710 of these restricted stock units, the fair value of each of the restricted stock units is $4.10; for 88,094 of these restricted stock units, the fair value of each of the restricted stock units is $5.15; and for 10,000 of these restricted stock units, the fair value of each of the restricted stock units is $2.18, which was the closing price of the Company’s common stock on the dates they were granted.

As of December 31, 2012, the Company’s Compensation Committee administered the Company’s five stock-based compensation plans, each of which was approved by the shareholders.

Three of these plans have expired, and while there are options outstanding that have not yet expired, no new awards may be granted thereunder. One of the active plans, which will expire in 2014, has 750,000 shares of common stock authorized for issuance to plan participants in the form of stock options, restricted stock, restricted stock units, performance units and other stock-based awards. The other active plan, which will expire in 2016, has 535,000 shares of common stock authorized for issuance to plan participants in the form of stock options, rights to receive restricted shares of common stock and/or performance units. At December 31, 2012, a total of 961,480 shares were available for future grants under these two plans.

The following is a summary of stock option activity and related information for the years ended December 31:

	2012		2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding -
Beginning of year	658,465	$14.82	821,767	$14.23	896,991	$14.45
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	(128,640)	15.93	(163,302)	12.14	(75,224)	16.33
Outstanding –
End of year	529,825	$14.55	658,465	$14.82	821,767	$14.23

Exercisable –
End of year	529,825	$14.55	654,465	$14.86	742,067	$14.13

The following is a summary of information on outstanding and exercisable stock options at December 31, 2012:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 5.81 – 10.05	128,221	0.66	$9.93	128,221	$9.93
$11.06 – 14.93	87,602	1.29	14.81	87,602	14.81
$15.42 – 16.93	227,502	2.30	15.99	227,502	15.99
$17.10 – 18.00	86,500	2.48	17.37	86,500	17.37
	529,825	1.77	$14.55	529,825	$14.55

The following is a summary of restricted stock unit activity and related information for the years ended December 31:

	2012		2011		2010
	Units	Weighted Average Intrinsic Value	Units	Weighted Average Intrinsic Value	Units	Weighted Average Intrinsic Value

Outstanding -
Beginning of year	98,094	$4.85	10,000	$2.18	44,000	$5.77
Granted	131,326	3.91	88,094	5.15	-	-
Vested¸ stock issued	-	-	-	-	-	-
Forfeited	-	-	-	-	34,000	6.82
Outstanding –
End of year	229,420	$4.31	98,094	$4.85	10,000	$2.18

Note 14 – Net income (loss) per share

The following is a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share of common stock (in thousands, except share data):

	For the years ended December 31,
	2012	2011	2010
Basic:
Net income (loss) available to common shareholders	$(28,172)	$1,761	$461
Weighted average shares outstanding	15,655,868	15,655,868	15,655,868
Net income (loss) per share, basic	$(1.80)	$0.11	$0.03

Diluted:
Net income (loss) available to common shareholders	$(28,172)	$1,761	$461
Weighted average shares outstanding	15,655,868	15,655,868	15,655,868
Effect of dilutive securities:
Restricted stock units	-	98,094	10,000
Warrant	-	819,102	431,812
Weighted average shares outstanding and dilutive potential shares outstanding	15,655,868	16,573,064	16,097,680
Net income (loss) per share, diluted	$(1.80)	$0.11	$0.03

The calculation of diluted net income (loss) per share for 2012 excludes the effect of normally dilutive restricted stock units of 41,116, warrant of 759,749, and mandatorily convertible preferred stock of 1,101,191 as these were antidilutive as a result of the Company’s net loss for 2012. On December 31, 2012, there were 529,825 options that were antidilutive since the exercise price exceeded the average market price for the year.

For the year ended December 31, 2011, there were 658,465 options that were antidilutive since the exercise price exceeded the average market price for the year, and there were dilutive restricted stock units of 98,094 and warrant of 819,102. For the year ended December 31, 2010, there were 821,767 options that were antidilutive since the exercise price exceeded the average market price for the year, and there were dilutive restricted stock units of 10,000 restricted and warrant of 431,812. For both 2011 and 2010, the effect of the dilutive restricted stock units and warrant are reflected in the table above.

See Note 19 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a description of the warrant.

Note 15 – Parent company only

The Company’s principal asset is its investment in its subsidiary, the Bank. The Company’s principal source of income is dividends and management fees received from the Bank. The following presents condensed financial information of the Company:

	2012	2011
Condensed balance sheets (in thousands)
Assets
Cash and due from banks	$53,882	$5,037
Investment in wholly owned subsidiary	168,363	184,953
Other assets	644	359
Total assets	$222,889	$190,349

Liabilities
Trust preferred securities	$25,774	$25,774
Other liabilities	1,101	1,188
Shareholders’ equity	196,014	163,387
Total liabilities and shareholders’ equity	$222,889	$190,349

	2012	2011	2010
Condensed statements of income
Management and service fees from subsidiary	$523	$1,762	$-
Other operating expense	972	1,110	733
Income before equity in undistributed net income of subsidiary	(449)	652	(733)
Equity in undistributed net income (loss) of subsidiary	(24,805)	4,026	4,113
Net income (loss)	$(25,254)	$4,678	$3,380

	2012	2011	2010
Condensed statements of cash flows
Cash flows from operating activities
Net income( loss)	$(25,254)	$4,678	$3,380
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other changes, net	(425)	721	(299)
Change in investment in wholly owned subsidiary	24,805	(4,026)	(4,113)
Net cash (used in) provided by operating activities	(874)	1,373	(1,032)
Cash flows from investing activities
Investments in wholly owned subsidiary	-	-	-
Net cash provided by (used in) investing activities	-	-	-
Cash flows from financing activities
Proceeds from issuance of preferred stock	52,337	-	-
Dividends paid	(2,618)	(2,618)	(2,619)
Net cash provided by (used in) financing activities	49,719	(2,618)	(2,619)
Increase (decrease) in cash	48,845	(1,245)	(3,651)
Cash at beginning of year	5,037	6,282	9,933
Cash at end of year	$53,882	$5,037	$6,282

Income derived from management and service fees from subsidiary reported in 2011 includes $1,154,000 for prior years.

Note 16 – Employee benefit plans

The Company has three curtailed defined benefit retirement plans:

•	A pension plan;
•	A supplemental executive retirement plan (“SERP”) covering certain executive and former executive officers; and
•	A retiree health benefit plan, which provides partial health insurance benefits for certain early retired employees.

The disclosures presented represent combined information for all of the employee benefit plans. The retiree health benefit plan is not a material part of the aggregate information.

The pension plan, the retiree health benefit plan and the SERP provide for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and a percentage of qualifying compensation during the employee’s final years of employment. Contributions to the pension plan are based upon the projected unit credited actuarial funding method and comply with the funding requirements of the Employee Retirement Income Security Act. Contributions prior to the curtailments were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Plan assets consist primarily of cash and cash equivalents, U.S. government securities, and other securities. The following tables outline the changes in these pension obligations, assets and funded status for the years ended December 31, 2012 and 2011, and the assumptions and components of net periodic pension cost for the two and three years in the period ended December 31, 2012 (dollars in thousands):

	2012	2011
Change in benefit obligation
Projected benefit obligation at beginning of year	$29,857	$27,103
Service cost	26	35
Interest cost	1,433	1,495
Actuarial (gain) loss	1,624	2,678
Benefits paid	(1,288)	(1,454)
Projected benefit obligation at end of year	31,652	29,857
Change in plan assets
Fair value of plan assets at beginning of year	19,725	20,682
Actual return on plan assets	2,014	(745)
Employer contributions	1,087	1,242
Benefits paid	(1,288)	(1,454)
Fair value of plan assets at end of year	21,538	19,725
Funded status at end of year
Plan assets less projected benefit obligation – pension liability	$(10,114)	$(10,132)

	2012	2011
Amounts recognized in the consolidated balance sheets consist of:
Pension liability	$(10,114)	$(10,132)
Deferred tax asset	3,944	4,001
Accumulated comprehensive income, net	6,614	6,259
Net amount recognized	$444	$128

88

	2012	2011	2010
Components of net periodic pension cost
Service	$26	$35	$42
Interest	1,433	1,495	1,523
Expected return on plan assets	(1,605)	(1,662)	(1,524)
Amortization of prior service cost	1	1	1
Amortization of net (gain) loss	564	135	241
Net periodic pension cost	$419	$4	$283

Weighted-average assumptions
Discount rate	4.50%	4.90%	5.65%
Expected return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increases	4.00%	4.00%	4.50%

Target asset allocations are established based on periodic evaluations of risk/reward under various economic scenarios and with varying asset class allocations. The near-term and long-term impact on obligations and asset values are projected and evaluated for funding and financial accounting implications. Actual allocation and investment performance is reviewed quarterly. The current target allocation ranges, along with the actual allocation as of December 31, 2012, are included in the accompanying table.

Plan Assets	Market Value as of December 31, 2012 (in thousands)	Actual Allocation as of December 31, 2012	Long-Term Allocation Target
Equity securities	$12,953	60.1%	40% - 75%
Debt securities	8,585	39.9%	25% - 60%
Total	$21,538	100%	100%

The fair value of the Company’s pension plan assets at December 31, 2012 and 2011 by asset category are reflected in the following table. The fair value hierarchy descriptions used to measure these plan assets are identified in Note 18 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Plan Assets at December 31, 2012
US equity securities	$5,222	$-	$-
Equity mutual funds	8,033	-	-
Fixed income securities	-	2,588	-
Fixed income mutual funds	-	4,687	-
Cash and money market funds	1,008	-	-
Total plan assets	$14,263	$7,275	$-

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Plan Assets at December 31, 2011
US equity securities	$4,427	$-	$-
Equity mutual funds	6,634	-	-
Fixed income securities	-	3,319	-
Fixed income mutual funds	-	4,018	-
Cash and money market funds	1,327	-	-
Total plan assets	$12,388	$7,337	$-

The assumed expected return on assets considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in the portfolio and the expectation for future returns of each asset class. The expected return of each asset class is weighted based on the target allocation to develop the expected long-term rate of return on assets. This resulted in the selection of the 8.25% rate used in 2010, 2011, 2012 and to be used for 2013. The required contributions for 2012 were approximately $1,087,000, and the required contributions for 2013 are expected to be approximately $1,031,000. The expected benefit payments for the next ten years are as follows: (1) 2013 – $1,556,000, (2) 2014 – $1,553,000, (3) 2015 – $1,571,000, (4) 2016 – $1,622,000, (5) 2017 – $1,783,000, and (6) 2018 through 2022 – $9,392,000.

The Company also has a separate contributory 401(k) savings plan covering substantially all employees. The 401(k) savings plan allows eligible employees to contribute up to a fixed percentage of their compensation, with the Bank matching a portion of each employee’s contribution. The Bank’s contributions were $751,000 for 2012, $756,000 for 2011 and $792,000 for 2010. The 401(k) savings plan contribution expense is reported under personnel expense in the consolidated statements of income.

A deferred compensation plan allows the directors of the Company to defer compensation. Each plan participant makes an annual election to either receive that year’s compensation or to defer receipt until his or her death, disability or retirement. The deferred compensation balances of this plan are maintained in a rabbi trust. The balances in the trust at December 31, 2012 and 2011 were $4,748,000 and $4,051,000, respectively. In addition, the Company has an inactive Director Deferred Compensation Plan that acquired shares of the Company’s common stock in the open market. These shares are held in a trust at cost, as a component of shareholders’ equity, until distributed.

Note 17 – Regulatory matters

The primary source of funds for dividends that may be paid by the Company to its shareholders is dividends received from the Bank plus cash on hand of $53.9 million as of December 31, 2012. Dividends paid by the Company and the Bank may be limited by minimum capital requirements imposed by banking regulators. At December 31, 2012, the Bank was restricted from paying dividends to the Company unless it received advance approval from the FDIC and the North Carolina Commissioner of Banks (the “Commissioner”). This restriction was removed in February of 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that as of December 31, 2012, both the Company and the Bank met all capital adequacy requirements to which they are subject.

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Percentages	Amount	Percentages	Amount	Percentages
December 31, 2012

Total Capital (To Risk-Weighted Assets)
Consolidated	$219,803	16.48%	$106,719	≥8.0%	N/A
Bank	164,817	12.38	106,543	≥8.0	$133,178	≥10.0%
Tier 1 Capital (To Risk-Weighted Assets)
Consolidated	167,203	12.53	53,360	≥4.0	N/A
Bank	147,690	11.09	53,271	≥4.0	79,907	≥6.0%
Tier 1 Capital (To Average Assets)
Consolidated	167,203	10.00	66,904	≥4.0	N/A
Bank	147,690	8.84	66,823	≥4.0	83,529	≥5.0%

December 31, 2011

Total Capital (To Risk-Weighted Assets)
Consolidated	$198,089	14.55%	$108,881	≥8.0%	N/A
Bank	193,685	14.24	108,837	≥8.0	$136,046	≥10.0%
Tier 1 Capital (To Risk-Weighted Assets)
Consolidated	180,738	13.28	54,441	≥4.0	N/A
Bank	176,341	12.96	54,418	≥4.0	81,628	≥6.0%
Tier 1 Capital (To Average Assets)
Consolidated	180,738	10.65	67,907	≥4.0	N/A
Bank	176,341	10.40	67,832	≥4.0	84,790	≥5.0%

Banking regulations restrict the amount of deferred income tax assets that may be recognized for purposes of calculating regulatory capital ratios. At December 31, 2012, $13.0 million of the Company’s deferred income tax assets were deducted from regulatory capital. This amount, which is principally comprised of the future tax benefit associated with net operating loss carry-forwards, when fully utilized would add 0.81% to the total risk-based capital ratio.

Note 18 – Fair value of financial instruments

The following methods and assumptions were used to estimate the fair value for each class of the Company’s financial instruments.

Cash and cash equivalents. The carrying amounts for cash and due from banks approximate fair value because of the short maturities of those instruments.

Investment securities. The fair value of investment securities is based on quoted prices in active markets for identical assets, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities, corresponding to the “significant other observable inputs” definition of GAAP. The fair value of equity investments in the restricted stock of the FHLB equals the carrying value based on the redemption provisions.

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

Financial instruments with off-balance sheet risk. The carrying value of financial instruments with off-balance sheet risk is considered to approximate fair value, since a large majority of these future financing commitments would result in loans that have variable rates and/or relatively short terms to maturity. For other commitments, generally of a short-term nature, the carrying value is considered to be a reasonable estimate of fair value. The various financial instruments are disclosed in Note 10 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Impaired loans. The fair value of impaired loans is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral, less selling and other handling costs, for certain collateral dependent loans less specific reserves.

The estimated fair values of financial instruments for the years ending December 31 (in thousands):

		Estimated Fair Value
December 31, 2012	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets:
Cash and short-term investments	$39,791	$39,791	$-	$-	$39,791
Investment securities	393,815	-	386,130	7,685	393,815
Loans	1,128,791	-	-	1,142,346	1,142,346
Financial liabilities:
Deposits	1,332,493	-	1,333,888	-	1,333,888
Wholesale repurchase agreements	21,000	-	23,835	-	23,835
Junior subordinated notes	25,774	-	-	12,006	12,006
FHLB borrowings	113,000	-	113,833	-	113,833

		Estimated Fair Value
December 31, 2011	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets:
Cash and short- term investments	$53,992	$53,992	$-	$-	$53,992
Investment securities	337,811		330,626	7,185	337,811
Loans	1,171,226	-	-	1,197,885	1,197,885
Financial liabilities:		-
Deposits	1,418,676	-	1,420,704	-	1,420,704
Wholesale repurchase agreements	21,000	-	23,772	-	23,772
Junior subordinated notes	25,774	-	-	10,857	10,857
FHLB borrowings	86,700	-	87,911	-	87,911

The fair value estimates are made at a specific point in time based on relevant market and other information about the financial instruments. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities at December 31, 2012	$-	$386,130	$7,685
Available for sale securities at December 31, 2011	-	330,626	7,185

The table below presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during 2012 and 2011 (in thousands):

	Twelve Months	Twelve Months
	Ended	Ended
	December 31	December 31
	2012	2011

Available for sale securities
Beginning balance	$7,185	$10,399
Purchases	6,514	-
Redemptions	(6,014)	(3,214)
Ending balance	$7,685	$7,185

The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Loans held for sale at December 31, 2012	$-	$9,464	$-
Loans held for sale at December 31, 2011	-	7,851	-
Real estate acquired in settlement of loans at December 31, 2012	-	-	5,355
Real estate acquired in settlement of loans at December 31, 2011	-	-	30,587
Impaired loans, net of allowance at December 31, 2012	-	-	14,841
Impaired loans, net of allowance at December 31, 2011	-	-	28,425

The fair value of loans secured by real estate is determined by appraisals or by alternative evaluations, such as tax evaluations. The fair value of loans not secured by real estate is based on the present value of expected future cash flows. The fair value of loans may also be determined by sales contracts in hand or settlement agreements.

Note 19 – Capital Transactions

On November 1, 2012, the Company entered into securities purchase agreements with select investors. On November 30, 2012, the capital raise was executed through a private placement of two series of mandatorily convertible preferred stock for an aggregate of $56.3 million. Expenses incurred in the offering of $4.1 million were deducted from paid-in capital. At the Special Meeting of Shareholders on February 20, 2013, shareholders approved the conversion of up to 422,456 shares of Series B Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock (the “Series B Preferred Stock”) and up to 140,217 shares of Series C Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock (the “Series C Preferred Stock) into 9,601,273 shares of voting Class A Common Stock and 3,186,750 shares of nonvoting Class B Common Stock, respectively, at a purchase price of $4.40 per share.

Pursuant to the Capital Purchase Program (the “CPP”), on December 12, 2008, the Company issued and sold to the U.S. Department of the Treasury (the “U.S. Treasury”) (i) 52,372 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 2,567,255 shares of common stock at an exercise price of $3.06 per share for an aggregate purchase price of $52,372,000 in cash. The Warrant may be exercised by the U.S. Treasury at any time before it expires on December 12, 2018. Subject to the approval of the federal banking regulators, the Series A Preferred Stock may be redeemed in whole or in part, at any time and from time to time. Once an institution notifies the U.S. Treasury that it would like to repay its investment, the U.S. Treasury must permit repayment subject to consultation with the federal banking regulators. All such redemptions will be at 100% of the issue price, plus any accrued and unpaid dividends. The fair value of the Warrant of $1,497,000 was estimated on the date of the grant using the Black-Scholes option-pricing model. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends of 5 percent for the first five years and 9 percent thereafter.

Note 20 – Sale of Virginia operations

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

Note 21 – Subsequent Events

At the Special Meeting of Shareholders on February 20, 2013, shareholders approved the conversion of up to 422,456 shares of Series B Preferred Stock and up to 140,217 shares of Series C Preferred Stock into Class A Common Stock and Class B Common Stock, respectively, at a conversion rate of $4.40 per share. Articles of Amendment filed with the North Carolina Secretary of State on February 21, 2013, created a new class of nonvoting common stock designated “Class B Common Stock,” and redesignated the Company’s existing common stock as “Class A Common Stock.” The Class A Common Stock and the Class B Common Stock each have no par value per share. As a result, on February 22, 2013, the Series B Preferred Stock was converted into 9,601,262 shares of voting Class A Common Stock, and the Series C Preferred Stock was converted into 3,186,748 shares of nonvoting Class B Common Stock.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its CEO, CFO, and Chief Accounting Officer (“CAO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2012. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K, the Company effectively maintained disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO, CFO and CAO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control –Integrated Framework. Based on this assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

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

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s CEO, CFO, and CAO, changes in the Company’s internal control over financial reporting during the fourth quarter of 2012. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Effective January 23, 2013, the Company's non-qualified deferred compensation plan was amended to permit the immediate participation in the plan by a director who is appointed to fill a Board vacancy until the next duly called election of directors by the Company’s shareholders. In general, the plan requires a newly elected director to wait until the January 1 coincident with or immediately following his or her election as a director. A copy of the Third Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management is attached hereto as Exhibit 10.38 and incorporated herein by reference.

PART III

Item10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Directors and Executive Officers – The information required by this Item regarding directors, nominees and executive officers of the Company is set forth in the Proxy Statement under the sections captioned “Proposal 1 – Election of Directors,” “Executive Officers of the Company,” and “Board Committees – Audit Committee,” which sections are incorporated herein by reference.

(b) Section 16(a) Compliance – The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is set forth in the Proxy Statement under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” which section is incorporated herein by reference.

(c) Audit Committee – The information required by this Item regarding the Company’s Audit Committee, including the Audit Committee Financial Expert, is set forth in the Company’s Proxy Statement under the sections captioned “Board Committees – Audit Committee” and “Board Committees – Audit Committee Report,” which sections are incorporated herein by reference.

(d) Code of Ethics – The information required by this Item regarding the Company’s code of ethics is set forth in the Proxy Statement under the section captioned “Code of Business Conduct and Ethics,” which section is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Proxy Statement under the sections captioned “Compensation Discussion and Analysis,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “ Pension Benefits,” “Non-qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “Directors’ Fees and Practices,” “Board Committees – Compensation Committee Interlocks and Insider Participation” and “Board Committees – Compensation Committee Report,” which sections are incorporated herein by reference.

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

The information required by this Item is set forth in the Proxy Statement under the sections captioned “Proposal 1 – Election of Directors,” “Certain Relationships and Related Transactions,” “Board Committees,” “Board Committees – Compensation Committee Interlocks and Insider Participation,” and “Board Committees – Related Party Matters,” which sections are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth in the Proxy Statement under the section captioned “Audit Fees Paid to Independent Auditor,” which section is incorporated herein by reference.

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

(b) The exhibits to the Form 10-K begin on 98 of this Report.

(c) See 15(a)(2) above.

Exhibit Index

Exhibit No.	Description

3.1	Articles of Incorporation, and amendments thereto, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

3.2	Articles of Merger of FNB with and into LSB, including amendments to the Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

3.3	Amended and Restated Bylaws adopted by the Board of Directors on August 17, 2004 and amended on July 23, 2008 (with identified Bylaw approved by the shareholders) incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009 (SEC File No. 000-11448).

3.4	Articles of Amendment, filed with the North Carolina Department of the Secretary of State on December 12, 2008, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

3.5	Articles of Amendment to Designate the Terms of the Series B Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock and Series C Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on November 30, 2012 (SEC File No. 000-11448).

3.6	Articles of Amendment, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on February 21, 2013 (SEC File No. 000-11448).

4.1	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.02 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.2	Guarantee Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.03 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.3	Indenture, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.04 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.4	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.5	Warrant for Purchase of Shares of Common Stock issued by Bancorp to the United States Department of the Treasury on December 12, 2008, incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.6	Certificate of Designation for the Series B Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock~~,~~ and Series C Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on November 30, 2012 (SEC File No. 000-11448).

4.7	Certificate of Designation for the Class B Common Stock, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on February 21, 2013 (SEC File No. 000-11448).

4.8	Specimen certificate of Class A Common Stock, no par value.

10.1	Benefit Equivalency Plan of FNB Southeast, effective January 1, 1994, incorporated herein by reference to Exhibit 10 of the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the SEC (SEC File No. 000-13086).*

10.2	1994 Director Stock Option Plan, incorporated herein by reference to Exhibit 4 of the Registration Statement on Form S-8 filed with the SEC on July 15, 1994 (SEC File No. 33-81664).*

10.3	1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1995, filed with the SEC on March 28, 1996 (SEC File No. 000-11448).*

10.4	Omnibus Equity Compensation Plan, incorporated herein by reference to Exhibit 10(B) of the Annual Report on Form 10-KSB40 for the fiscal year ended December 31, 1996, filed with the SEC on March 31, 1997 (SEC File No. 000-13086).*

10.5	Amendment to Benefit Equivalency Plan of FNB Southeast, effective January 1, 1998, incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 25, 1999 (SEC File No. 000-13086).*

10.6	Amendment Number 1 to 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).*

10.7	Long Term Stock Incentive Plan for certain senior management employees of FNB Southeast, incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003 (SEC File No. 000-13086).*

10.8	Form of Stock Option Award Agreement for a Director adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.9	Form of Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.10	Form of Amendment to the applicable Grant Agreements under the 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.11	Form of Amendment to the Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.12	Restated Form of Director Fee Deferral Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.13	Form of Stock Appreciation Rights Award Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.14	FNB Amended and Restated Directors Retirement Policy, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.15	Amendment to the FNB Directors and Senior Management Deferred Compensation Plan Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, FNB Southeast and FNB, dated July 31, 2007, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.16	Directors and Senior Management Deferred Compensation Plan Trust Agreement between FNB Southeast and Morgan Trust Company, incorporated herein by reference to Exhibit 99.7 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.17	Second Amendment to the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, Bancorp and the Bank, which is incorporated by reference to Exhibit 99.8 of the current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448). *

10.18	Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.19	First Amendment to the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.10 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.20	Bancorp Amended and Restated Long Term Stock Incentive Plan, formerly the “FNB Long Term Stock Incentive Plan” (the “2006 Omnibus Plan”), incorporated herein by reference to Exhibit 10.27 of the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 (SEC File No. 000-11448).*

10.21	Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.44 of the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.22	Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.45 of the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.23	Letter Agreement, dated December 12, 2008, between Bancorp and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and the Warrant, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

10.24	Excessive and Luxury Expenditure Policy of Bancorp and the Bank, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 9, 2009 (SEC File No. 000-11448).

10.25	Employment and Change of Control Agreement among Bancorp, the Bank and David P. Barksdale, dated January 12, 2012, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on January 30, 2012 (SEC File No. 000-11448).*

10.26	Employment and Change of Control Agreement among Bancorp, the Bank and Ramsey K. Hamadi, dated March 2, 2012, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on March 2, 2012 (SEC File No. 000-11448).*

10.27	Second Amendment to the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 11, 2012, incorporated herein by reference to Exhibit 10.33 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.28	Third Amendment to the Trust Agreement for the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy, effective March 5, 2012, incorporated herein by reference to Exhibit 10.34 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.29	Appointment of Successor Trustee under the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management dated March 5, 2012, incorporated herein by reference to Exhibit 10.35 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.30	Second Form of Restricted Stock Award Agreement adopted under the Amended and Restated comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.36 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.31	Third Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.37 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.32	Fourth Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.38 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.33	Employment and Change of Control Agreement among Bancorp, the Bank and Pressley A. Ridgill, executed September 9, 2009, and effective January 1, 2013, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 5, 2012 (SEC File No. 000-11448).*

10.34	Form of Securities Purchase Agreement, dated November 1, 2012, between Bancorp and certain investors, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 1, 2012 (SEC File No. 000-11448).

10.35	Form of Registration Rights Agreement, dated November 1, 2012, between Bancorp and certain investors, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on November 1, 2012 (SEC File No. 000-11448).

10.36	Employment and Change of Control Agreement among Bancorp, the Bank and William W. Budd, Jr., executed February 8, 2013, and effective March 5, 2013, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on February 11, 2013 (SEC File No. 000-11448).*

10.37	Employment and Change of Control Agreement among Bancorp, the Bank and Robin S. Hager, executed February 8, 2013, and effective August 1, 2013, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on February 11, 2013 (SEC File No. 000-11448).*

10.38	Third Amendment to the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 23, 2013.*

21.1	Schedule of Subsidiaries.

23.1	Consent of Grant Thornton LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

99.2	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

101.1	Financial Statements filed in XBRL format.

* Management contract and compensatory arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWBRIDGE BANCORP

Date:	March 20, 2013	By:	/s/ Pressley A. Ridgill
Pressley A. Ridgill,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ pressley a. ridgill	President, Chief Executive Officer, Director	March 20, 2013
Pressley A. Ridgill	(Principal Executive Officer)

Senior Executive Vice President, Chief
/s/ ramsey k. hamadi	Financial Officer	March 20, 2013
Ramsey K. Hamadi	(Principal Financial Officer)

Senior Vice President, Chief Accounting
/s/ richard m. cobb	Officer, Controller	March 20, 2013
Richard M. Cobb	(Principal Accounting Officer)

/s/ michael s. albert	Chairman of the Board	March 20, 2013
Michael S. Albert

/s/ Barry Z. Dodson	Vice Chairman of the Board	March 20, 2013
Barry Z. Dodson

/s/ j. david branch	Director	March 20, 2013
J. David Branch

/s/ c. arnold britt	Director	March 20, 2013
C. Arnold Britt

/s/ robert c. clark	Director	March 20, 2013
Robert C. Clark

/s/ Alex A. Diffey, jr.	Director	March 20, 2013
Alex A. Diffey, Jr.

/s/ Donald P. Johnson	Director	March 20, 2013
Donald P. Johnson

/s/ Joseph H. Kinnarney	Director	March 20, 2013
Joseph H. Kinnarney

Signature	Capacity	Date

/s/ robert F. Lowe	Director	March 20, 2013
Robert F. Lowe

/s/ mary e. rittling	Director	March 20, 2013
Mary E. Rittling

/s/ E. Reid Teague	Director	March 20, 2013
E. Reid Teague

/s/ john f. watts	Director	March 20, 2013
John F. Watts

/s/ g. alfred webster	Director	March 20, 2013
G. Alfred Webster

/s/ Kenan C. Wright	Director	March 20, 2013
Kenan C. Wright

/s/ julius s. young, jr.	Director	March 20, 2013
Julius S. Young, Jr.

EXHIBIT INDEX

Exhibit	Description

4.8	Specimen certificate of Class A Common Stock, no par value.

10.38	Third Amendment to the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 23, 2013.

21.1	Schedule of Subsidiaries.

23.1	Consent of Grant Thornton LLP.

31.1	Certification of Pressley A. Ridgill.

31.2	Certification of Ramsey K. Hamadi.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

99.1	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

99.2	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

101.1	Financial Statements submitted in XBRL format.

