Form 10-Q
period 2013-03-31
NEWBRIDGE BANCORP
filed 2013-05-13
CIK 714530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2013

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

At May 12, 2013, the registrant had 25,257,130 shares of Class A Common Stock outstanding and 3,186,748 shares of Class B Common Stock outstanding.

NEWBRIDGE BANCORP

FORM 10-Q

TABLE OF CONTENTS

		Page

PART I
Financial Information

Item 1	Financial Statements	3
	Consolidated Balance Sheets March 31, 2013 and December 31, 2012	3
	Consolidated Statements of Income Three Months Ended March 31, 2013 and 2012	4
	Consolidated Statements of Comprehensive Income Three Months Ended March 31, 2013 and 2012	5
	Consolidated Statements of Changes in Shareholders’ Equity Three Months Ended March 31, 2013 and 2012	6
	Consolidated Statements of Cash Flows Three Months Ended March 31, 2013 and 2012	7
	Notes to Consolidated Financial Statements	9
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4	Controls and Procedures	35

PART II
Other Information
Item 6	Exhibits	37

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

NewBridge Bancorp and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31	December 31
	2013	2012
	(Unaudited)
Assets
Cash and due from banks	$18,267	$30,785
Interest-bearing bank balances	11,752	9,006
Loans held for sale	2,439	9,464
Investment securities	398,382	393,815
Loans	1,169,887	1,155,421
Less allowance for credit losses	(26,067)	(26,630)
Net loans	1,143,820	1,128,791
Premises and equipment	35,137	35,570
Real estate acquired in settlement of loans	4,781	5,355
Bank-owned life insurance	45,755	45,262
Deferred tax assets	29,677	29,538
Other assets	22,069	21,121
Total assets	$1,712,079	$1,708,707

Liabilities
Noninterest-bearing deposits	$214,642	$206,023
NOW deposits	425,307	424,720
Savings and money market deposits	371,914	367,776
Time deposits	341,091	333,974
Total deposits	1,352,954	1,332,493
Borrowings from the Federal Home Loan Bank	92,000	113,000
Other borrowings	46,774	46,774
Accrued expenses and other liabilities	20,393	20,426
Total liabilities	1,512,121	1,512,693

Shareholders’ Equity
Preferred stock – Authorized 10,000,000 shares $.01 par value per share at 12/31/2012 and 30,000,000 shares no par value at 3/31/2013
Series A preferred stock
Reserved – 52,372 shares liquidation preference $1,000 per share; issued and outstanding – 52,372	52,163	52,089
Series B mandatorily convertible preferred stock
Reserved – 1,000,000 shares liquidation preference $100 per share; issued and outstanding – 422,456	-	42,246
Series C mandatorily convertible preferred stock
Reserved – 500,000 shares liquidation preference $100 per share; issued and outstanding – 140,217	-	14,022
Common stock, $5.00 par value per share at 12/31/2012 – Authorized 50,000,000 shares; issued and outstanding – 15,655,868 at 12/31/2012	217,888	78,279
Class A, no par value – Authorized 90,000,000 shares; issued and outstanding – 25,257,130 at 3/31/2013
Class B, no par value – Authorized 10,000,000 shares; issued and outstanding – 3,186,748 at 3/31/2013
Paid-in capital	-	83,259
Directors’ deferred compensation plan	(468)	(468)
Retained deficit	(71,696)	(75,697)
Accumulated other comprehensive income	2,071	2,284
Total shareholders’ equity	199,958	196,014
Total liabilities and shareholders’ equity	$1,712,079	$1,708,707

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Income

(Unaudited; dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2013	2012

Interest Income
Interest and fees on loans	$13,426	$14,922
Interest on investment securities:
Taxable	2,792	3,389
Tax-exempt	199	196
Interest-bearing bank balances and federal funds sold	7	15
Total interest income	16,424	18,522

Interest Expense
Deposits	788	1,744
Borrowings from the Federal Home Loan Bank	253	259
Other borrowings	326	347
Total interest expense	1,367	2,350
Net interest income	15,057	16,172
Provision for credit losses	979	3,443
Net interest income after provision for credit losses	14,078	12,729

Noninterest Income
Retail banking	2,425	2,254
Mortgage banking services	558	563
Wealth management services	642	594
Gain on sale of investment securities	208	-
Writedowns and gains (losses) on sales of real estate acquired in settlement of loans, net	125	(1,008)
Bank-owned life insurance	460	467
Other	380	130
Total noninterest income	4,798	3,000

Noninterest Expense
Personnel	7,827	7,061
Occupancy	1,014	1,004
Furniture and equipment	819	778
Technology and data processing	986	1,020
Legal and professional	673	671
FDIC insurance	453	441
Real estate acquired in settlement of loans	161	318
Other	2,212	2,308
Total noninterest expense	14,145	13,601
Income before income taxes	4,731	2,128
Income tax expense	-	617
Net Income	4,731	1,511
Dividends and accretion on preferred stock	(730)	(730)
Net Income available to common shareholders	$4,001	$781

Earnings per share:
Basic	$0.19	$0.05
Diluted	$0.13	$0.05

Weighted average shares outstanding:
Basic	21,055,250	15,655,868
Diluted	29,702,488	16,299,355

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited; dollars in thousands)

	Three Months Ended
	March 31
	2013	2012

Net Income	$4,731	$1,511

Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains on securities:
Unrealized holding gains (losses) arising during period, net of tax of $(51) and $1,871, respectively	(78)	2,867
Reclassification adjustment for (gains) losses included in net income, net of tax of $(82) and $0, respectively	(126)	-
Defined benefit pension plans:
Amortization of post retirement benefit, net of tax of $(6) and $(6), respectively	(9)	(10)
Total other comprehensive income (loss)	(213)	2,857

Comprehensive Income	$4,518	$4,368

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2013 and 2012

(Unaudited; dollars in thousands)

								Directors’		Accumulated
	Preferred	Preferred	Preferred	Common Stock				Deferred	Retained	Other	Total
	Stock	Stock	Stock	Class A	Class B		Paid-In	Comp	Earnings	Comprehensive	Shareholders’
	Series A	Series B	Series C	Shares	Shares	Amount	Capital	Plan	(Deficit)	Income (Loss)	Equity
Balances at December 31, 2011	$51,789	$-	$-	15,655,868	-	$78,279	$87,190	$(575)	$(47,525)	$(5,771)	$163,387
Net Income									1,511		1,511
Change in accumulated other comprehensive income (loss) net of deferred income taxes										2,857	2,857
Dividends and accretion on preferred stock	75								(730)		(655)
Stock-based compensation							(54)				(54)
Balances at March 31, 2012	$51,864	$-	$-	15,655,868	-	$78,279	$87,136	$(575)	$(46,744)	$(2,914)	$167,046

Balances at December 31, 2012	$52,089	$42,246	$14,022	15,655,868	-	$78,279	$83,259	$(468)	$(75,697)	$2,284	$196,014
Net Income									4,731		4,731
Change in accumulated other comprehensive income (loss) net of deferred income taxes										(213)	(213)
Conversion of preferred stock		(42,246)	(14,022)	9,601,262	3,186,748	139,489	(83,259)				(38)
Dividends and accretion on preferred stock	74								(730)		(656)
Stock-based compensation						120					120
Balances at March 31, 2013	$52,163	$-	$-	25,257,130	3,186,748	$217,888	$-	$(468)	$(71,696)	$2,071	$199,958

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited; dollars in thousands)

	Three Months Ended
	March 31
	2013	2012

Cash Flow from operating activities
Net Income	$4,731	$1,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	912	804
Securities premium amortization and discount accretion, net	100	(11)
(Gain) loss on sale of securities	(208)	-
Mortgage banking services	(558)	(563)
Originations of loans held for sale	(22,007)	(33,640)
Proceeds from sales of loans held for sale	29,590	34,449
Deferred income tax expense (benefit)	-	611
Writedowns and (gains) losses on sales of real estate acquired in settlement of loans, net	(125)	1,008
Provision for credit losses	979	3,443
Stock-based compensation	120	(54)
(Increase) decrease in income taxes receivable	-	(150)
(Increase) decrease in interest earned but not received	(202)	(340)
Increase (decrease) in interest accrued but not paid	(28)	(57)
Net (increase) decrease in other assets	69	(747)
Net increase (decrease) in other liabilities	(9)	(17)
Net cash provided by (used in) operating activities	13,364	6,247

Cash Flow from investing activities
Purchases of securities available for sale	(70,114)	(72,006)
Proceeds from sales of securities available for sale	22,208	-
Proceeds from maturities, prepayments and calls of securities available for sale	41,614	19,660
Net (increase) decrease in loans	(17,058)	19,075
Purchases of premises and equipment	(965)	(1,126)
Proceeds from sales of premises and equipment	697	58
Proceeds from sales of real estate acquired in settlement of loans	1,714	2,487
Net cash provided by (used in) investing activities	(21,904)	(31,852)

Cash Flow from financing activities
Net increase (decrease) in demand deposits and NOW accounts	9,207	42,043
Net increase (decrease) in savings and money market accounts	4,138	15,725
Net increase (decrease) in time deposits	7,117	(27,249)
Net increase (decrease) in borrowings from FHLB	(21,000)	(22,700)
Dividends paid	(656)	(655)
Expense of stock issuance	(38)	-
Net cash provided by (used in) financing activities	(1,232)	7,164
Increase (decrease) in cash and cash equivalents	(9,772)	(18,441)
Cash and cash equivalents at the beginning of the period	39,791	53,992
Cash and cash equivalents at the end of the period	$30,019	$35,551

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited; dollars in thousands)

	Three Months Ended
	March 31
	2013	2012

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$1,395	$2,407
Income taxes	-	150

Supplemental disclosures of noncash transactions
Transfer of loans to real estate acquired in settlement of loans	$1,015	$2,939
Unrealized gains (losses) on securities available for sale:
Change in securities available for sale	(337)	4,738
Change in deferred income taxes	133	(1,871)
Change in shareholders’ equity	204	(2,867)

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and provisions for credit losses considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2013 (SEC File No. 000-11448) (the “Annual Report”). This Quarterly Report should be read in conjunction with the Annual Report.

Accumulated other comprehensive income (loss)

The balances of accumulated other comprehensive income, net of tax, at March 31, 2013 are $8,694,000 of unrealized gains on available for sale securities and $(6,623,000) for funded status of pension plans. At December 31, 2012, the balances of accumulated other comprehensive income, net of tax, were $8,898,000 of unrealized gains on available for sale securities and $(6,614,000) for funded status of pension plans.

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and requires the entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. This Update does not change the current requirements for reporting net income or other comprehensive income in the financial statements. For public companies, this Update became effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted the new disclosure requirements in this first quarter 2013 Form 10-Q. The items reclassified out of accumulated other comprehensive income were the realized gain on sale of investment securities, which is presented on a separate line in the Consolidated Statements of Income, and the amortization of post retirement benefit, both of which were considered insignificant.

Reclassification

Certain items for 2012 have been reclassified to conform to the 2013 presentation. Such reclassifications had no effect on net income, total assets or shareholders’ equity as previously reported.

Note 2 — Net Income Per Share

Basic and diluted net income per share is computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options or warrants were exercised, restricted stock vested or convertible preferred stock converted, resulting in the issuance of common stock sharing in the net income of the Company. A summary of basic and diluted net income per share follows (in thousands, except share and per share data):

	For the three months ended March 31
	2013	2012
Basic:
Net income available to common shareholders	$4,001	$781
Weighted average shares outstanding	21,055,250	15,655,868
Net income per share, basic	$0.19	$0.05
Diluted:
Net income available to common shareholders	$4,001	$781
Weighted average shares outstanding	21,055,250	15,655,868
Effect of dilutive securities:
Restricted stock units	86,660	19,347
Warrant	1,171,950	624,140
Convertible preferred stock	7,388,628	-
Weighted average shares outstanding and dilutive potential shares outstanding	29,702,488	16,299,355
Net income per share, diluted	$0.13	$0.05

Note 3 — Investment Securities

Investment securities consist of the following (dollars in thousands):

			March 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)

U.S. Treasury securities	$20,000	$-	$-	$20,000	0.06%		0.05
U.S. government agency securities	67,089	47	(416)	66,720	1.94		5.63
Agency mortgage backed securities	19,106	1,887	-	20,993	5.37		1.87
Collateralized mortgage obligations	9,353	230	(3)	9,580	5.67		2.30
Commercial mortgage backed securities	40,485	1,906	(51)	42,340	3.29		3.49
Corporate bonds	148,740	6,053	(394)	154,399	3.49		3.50
Covered bonds	49,908	3,708	(18)	53,598	3.49		3.57
State and municipal obligations	17,370	563	(26)	17,907	6.25	(2)	4.51
Total debt securities	372,051	14,394	(908)	385,537	3.33	(2)	3.64
Federal Home Loan Bank stock	6,189	-	-	6,189
Other equity securities	5,775	881	-	6,656
Total investment securities	$384,015	$15,275	$(908)	$398,382

			December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)

U.S. Treasury securities	$10,000	$-	$-	$10,000	0.01%		0.05
U.S. government agency securities	67,090	72	(125)	67,037	1.94		5.78
Agency mortgage backed securities	21,607	2,153	-	23,760	5.30		2.30
Collateralized mortgage obligations	10,417	254	(3)	10,668	5.54		2.78
Commercial mortgage backed securities	43,046	2,318	(82)	45,282	3.21		3.52
Corporate bonds	150,589	5,742	(844)	155,487	3.24		3.29
Covered bonds	44,924	3,694	-	48,618	3.68		3.49
State and municipal obligations	17,978	734	-	18,712	6.21	(2)	4.09
Total debt securities	365,651	14,967	(1,054)	379,564	3.30	(2)	3.68
Federal Home Loan Bank stock	7,685	-	-	7,685
Other equity securities	5,775	791	-	6,566
Total investment securities	$379,111	$15,758	$(1,054)	$393,815

(1) Average remaining duration to maturity, in years

(2) Fully taxable-equivalent basis

All securities were classified as available for sale as of each date presented.

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, as of March 31, 2013 (in thousands):

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency securities	$43,678	$(416)	$-	$-	$43,678	$(416)
Collateralized mortgage obligations	-	-	1,145	(3)	1,145	(3)
Commercial mortgage backed securities	2,544	(11)	3,551	(40)	6,095	(51)
Corporate bonds	5,107	(16)	19,599	(378)	24,706	(394)
Covered bonds	4,958	(18)	-	-	4,958	(18)
State and municipal obligations	2,055	(26)	-	-	2,055	(26)
Total securities	$58,342	$(487)	$24,295	$(421)	$82,637	$(908)

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

There were 23 securities in an unrealized loss position at March 31, 2013. Management does not intend to sell any of the securities classified as available for sale which have unrealized losses and believes that it is not likely that we will have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased and are not the result of deteriorated credit quality. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

Investment securities with an amortized cost of $123,000,000 and $94,612,000, as of March 31, 2013, and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes. The Bank has $50,000,000 in letters of credit, which are used in lieu of securities to pledge against public deposits.

Investment securities with a book value of $22,000,000 were sold during the three months ended March 31, 2013. The Company recognized a gain of $208,000 on the sale of those securities. No investment securities were sold during the three months ended March 31, 2012.

Note 4 — Loans and Allowance for Credit Losses

Loans are summarized as follows (in thousands):

	March 31	December 31
	2013	2012
Secured by owner-occupied nonfarm nonresidential properties	$266,263	$247,628
Secured by other nonfarm nonresidential properties	179,431	186,864
Other commercial and industrial	105,971	110,850
Total Commercial	551,665	545,342

Construction loans – 1 to 4 family residential	19,595	13,206
Other construction and land development	60,964	62,460
Total Real estate – construction	80,559	75,666

Closed-end loans secured by 1 to 4 family residential properties	282,584	277,820
Lines of credit secured by 1 to 4 family residential properties	197,111	200,465
Loans secured by 5 or more family residential properties	27,084	23,116
Total Real estate – mortgage	506,779	501,401

Credit cards	7,289	7,610
Other revolving credit plans	8,662	9,018
Other consumer loans	8,278	10,263
Total Consumer	24,229	26,891

All other loans	6,655	6,121
Total Other	6,655	6,121

Total loans	$1,169,887	$1,155,421

Nonperforming assets are summarized as follows (dollars in thousands):

	March 31	December 31
	2013	2012
Commercial nonaccrual loans, not restructured	$4,593	$5,528
Commercial nonaccrual loans, restructured	636	670
Non-commercial nonaccrual loans, not restructured	9,318	9,855
Non-commercial nonaccrual loans, restructured	1,366	1,459
Total nonaccrual loans	15,913	17,512
Troubled debt restructured, accruing	3,472	3,804
Accruing loans which are contractually past due 90 days or more	29	44
Total nonperforming loans	19,414	21,360
Real estate acquired in settlement of loans	4,781	5,355
Total nonperforming assets	$24,195	$26,715
Restructured loans, performing (1)	$1,396	$1,220

Nonperforming loans to loans held for investment	1.66%	1.85%
Nonperforming assets to total assets at end of period	1.41%	1.56%
Allowance for credit losses to nonperforming loans	134.27%	124.67%

(1)	Loans restructured in a previous year without an interest rate concession that are performing in accordance with their modified terms.

Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, restructured loans, and real estate acquired in settlement of loans. Loans are placed on nonaccrual status when (i) management has concerns relating to the ability to collect the loan principal and interest, and (ii) generally when such loans are 90 days or more past due. No assurance can be given, however, that economic conditions will not adversely affect borrowers and result in increased credit losses.

Commitments to lend additional funds to borrowers whose loans have been restructured are not material at March 31, 2013.

The aging of loans is summarized in the following table (in thousands):

March 31, 2013	Accruing Loans
		30-89 Days	90+ Days	Nonaccrual	Total Loans
	Current	Past Due	Past Due	Loans	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$261,877	$537	$-	$3,849	$266,263
Secured by other nonfarm nonresidential properties	177,943	157	-	1,331	179,431
Other commercial and industrial	105,393	529	-	49	105,971
Total Commercial	545,213	1,223	-	5,229	551,665

Construction loans – 1 to 4 family residential	19,324	-	-	271	19,595
Other construction and land development	58,048	899	-	2,017	60,964
Total Real estate – construction	77,372	899	-	2,288	80,559

Closed-end loans secured by 1 to 4 family residential properties	274,947	2,495	-	5,142	282,584
Lines of credit secured by 1 to 4 family residential properties	193,862	2,334	-	915	197,111
Loans secured by 5 or more family residential properties	24,985	-	-	2,099	27,084
Total Real estate – mortgage	493,794	4,829	-	8,156	506,779

Credit cards	7,205	55	29	-	7,289
Other revolving credit plans	8,390	135	-	137	8,662
Other consumer loans	8,030	145	-	103	8,278
Total Consumer	23,625	335	29	240	24,229

All other loans	6,650	5	-	-	6,655
Total Other	6,650	5	-	-	6,655

Total loans	$1,146,654	$7,291	$29	$15,913	$1,169,887

December 31, 2012	Accruing Loans
		30-89 Days	90+ Days	Nonaccrual	Total Loans
	Current	Past Due	Past Due	Loans	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$241,099	$1,985	$-	$4,544	$247,628
Secured by other nonfarm nonresidential properties	184,270	1,034	-	1,560	186,864
Other commercial and industrial	110,045	711	-	94	110,850
Total Commercial	535,414	3,730	-	6,198	545,342

Construction loans – 1 to 4 family residential	12,936	-	-	270	13,206
Other construction and land development	59,676	525	-	2,259	62,460
Total Real estate – construction	72,612	525	-	2,529	75,666

Closed-end loans secured by 1 to 4 family residential properties	268,141	4,436	-	5,243	277,820
Lines of credit secured by 1 to 4 family residential properties	196,663	2,666	-	1,136	200,465
Loans secured by 5 or more family residential properties	20,850	120	-	2,146	23,116
Total Real estate – mortgage	485,654	7,222	-	8,525	501,401

Credit cards	7,488	78	44	-	7,610
Other revolving credit plans	8,821	85	-	112	9,018
Other consumer loans	9,669	446	-	148	10,263
Total Consumer	25,978	609	44	260	26,891

All other loans	6,121	-	-	-	6,121
Total Other	6,121	-	-	-	6,121

Total loans	$1,125,779	$12,086	$44	$17,512	$1,155,421

At March 31, 2013 and December 31, 2012 there were $6.9 million and $7.2 million, respectively, of loans classified as troubled debt restructurings (“TDRs”). A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. The Company monitors the performance of modified loans on an ongoing basis. For loans classified as TDRs, the Company further evaluates the loans as performing or nonperforming. Loans retain their accrual status at the time of their modification. As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual. A modified loan will be reclassified to nonaccrual if the loan becomes 90 days delinquent or other weaknesses are observed which make collection of principal and interest unlikely. Nonperforming TDRs originally classified as nonaccrual are able to be reclassified as accruing if, subsequent to restructure, they experience six consecutive months of payment performance according to the restructured terms. Further, a TDR may be considered performing and subsequently removed from nonperforming status in years subsequent to the restructuring if it meets the following criteria:

•	At the time of restructure, the loan was made at a market rate of interest for comparable risk; and
•	The loan has shown at least six consecutive months of payment performance in accordance with the restructured terms; and
•	The loan has been included in the TDR disclosures for at least one Annual Report on Form 10-K

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal payments, which the Company considers are concessions. All loans designated as TDRs were modified due to financial difficulties experienced by the borrower. The Company has $1,396,000 of performing TDRs at March 31, 2013 which were restructured in a previous year without an interest rate concession and are performing in accordance with their modified terms.

The following table provides information about TDRs identified during the current and prior year period (in thousands, except number of contracts):

	Modifications for the three months ended March 31, 2013			Modifications for the three months ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	-	$-	$-	6	$3,509	$2,652
Real estate – construction	1	460	460	2	185	185
Total	1	$460	$460	8	$3,694	$2,837

The modification in the first quarter of 2013 and the modifications in the first quarter of 2012 involved an extension of terms.

A TDR is considered to be in default if it is 90 days or more past due at the end of any month during the reporting period.

The following table provides information about TDRs restructured in the previous 12 months that subsequently defaulted during the stated periods (in thousands, except number of contracts):

	Defaults for the three months ended March 31, 2013		Defaults for the three months ended March 31, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
TDR Defaults:
Commercial	-	$-	2	$489
Total	-	$-	2	$489

Interest is not typically accrued on nonperforming loans, as they are normally in nonaccrual status. However, interest may be accrued in certain circumstances on nonperforming TDRs, such as those that have an interest rate concession but are otherwise performing. Interest income on performing or nonperforming accruing TDRs is recognized consistent with any other accruing loan. Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on a loan is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are placed on nonaccrual status when (i) management has concerns relating to the ability to collect the loan principal and interest, and (ii) generally when such loans are 90 days or more past due. Interest income is subsequently recognized on the cash basis only to the extent payments are received and only if the loan is well secured. Commercial loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance (generally a minimum of six months) of interest and principal by the borrower in accordance with the contractual terms. Residential mortgage and consumer loans are typically returned to accrual status once they are no longer past due. There were $3.5 million in TDRs at March 31, 2013 and $6.6 million in TDRs at March 31, 2012 that were considered nonperforming and were accruing. The following table shows interest income recognized and received on these TDRs for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Recognized	Received	Recognized	Received
Interest Income:
Commercial	$13	$13	$21	$17
Real estate – construction	1	1	7	3
Real estate – mortgage	26	23	46	40
Consumer	-	-	1	1
Total	$40	$37	$75	$61

The Bank’s policy for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Bank generally considers loans 90 days or more past due, all nonaccrual loans and all TDRs to be impaired.

Loans specifically identified and evaluated for impairment totaled $15.8 million and $16.4 million at March 31, 2013 and December 31, 2012, respectively, as displayed in the following tables (in thousands).

	Impaired Loans
	Recorded	Unpaid Principal	Specific	Average
	Investment	Balance	Allowance	Recorded Investment
March 31, 2013
Loans without a specific valuation allowance
Commercial	$4,324	$6,064	$-	$4,537
Real estate – construction	1,588	2,452	-	1,706
Real estate – mortgage	5,230	5,831	-	5,377
Consumer	-	-	-	-
Total	11,142	14,347	-	11,620

Loans with a specific valuation allowance
Commercial	1,876	1,876	437	1,895
Real estate – construction	64	64	36	64
Real estate – mortgage	2,673	2,757	905	2,677
Consumer	17	17	17	17
Total	4,630	4,714	1,395	4,653

Total impaired loans
Commercial	6,200	7,940	437	6,432
Real estate – construction	1,652	2,516	36	1,770
Real estate – mortgage	7,903	8,588	905	8,054
Consumer	17	17	17	17
Total	$15,772	$19,061	$1,395	$16,273

	Impaired Loans
	Recorded	Unpaid Principal	Specific	Average
	Investment	Balance	Allowance	Recorded Investment
December 31, 2012
Loans without a specific valuation allowance
Commercial	$4,013	$5,779	$-	$4,190
Real estate – construction	1,940	2,681	-	2,856
Real estate – mortgage	5,066	5,746	-	5,415
Consumer	-	-	-	-
Total	11,019	14,206	-	12,461

Loans with a specific valuation allowance
Commercial	2,618	2,762	564	3,432
Real estate – construction	64	64	36	65
Real estate – mortgage	2,681	2,765	941	2,848
Consumer	18	18	18	13
Total	5,381	5,609	1,559	6,358

Total impaired loans
Commercial	6,631	8,541	564	7,622
Real estate – construction	2,004	2,745	36	2,921
Real estate – mortgage	7,747	8,511	941	8,263
Consumer	18	18	18	13
Total	$16,400	$19,815	$1,559	$18,819

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the reserving method for the quarter ended March 31, 2013, the year ended December 31, 2012 and the quarter ended March 31, 2012 were as follows:

		Real Estate –	Real Estate –			Total
Allowance for credit losses:	Commercial	Construction	Mortgage	Consumer	Other	Allowance
March 31, 2013
Individually evaluated for impairment	$437	$36	$905	$17	$-	$1,395
Collectively evaluated for impairment	10,282	5,515	7,884	989	2	24,672
Total ending allowance	$10,719	$5,551	$8,789	$1,006	$2	$26,067
December 31, 2012
Individually evaluated for impairment	$564	$36	$941	$18	$-	$1,559
Collectively evaluated for impairment	10,784	5,717	7,805	763	2	25,071
Total ending allowance	$11,348	$5,753	$8,746	$781	$2	$26,630
March 31, 2012
Individually evaluated for impairment	$2,287	$361	$1,795	$96	$-	$4,539
Collectively evaluated for impairment	5,423	4,537	11,881	1,192	346	23,379
Total ending allowance	$7,710	$4,898	$13,676	$1,288	$346	$27,918

		Real Estate –	Real Estate –			Total
Recorded investment in loans:	Commercial	Construction	Mortgage	Consumer	Other	Loans
March 31, 2013
Individually evaluated for impairment	$6,200	$1,652	$7,903	$17	$-	$15,772
Collectively evaluated for impairment	545,465	78,907	498,876	24,212	6,655	1,154,115
Total recorded investment in loans	$551,665	$80,559	$506,779	$24,229	$6,655	$1,169,887
December 31, 2012
Individually evaluated for impairment	$6,631	$2,004	$7,747	$18	$-	$16,400
Collectively evaluated for impairment	538,711	73,662	493,654	26,873	6,121	1,139,021
Total recorded investment in loans	$545,342	$75,666	$501,401	$26,891	$6,121	$1,155,421
March 31, 2012
Individually evaluated for impairment	$14,856	$6,296	$13,795	$96	$-	$35,043
Collectively evaluated for impairment	521,413	78,860	500,612	31,775	5,968	1,138,628
Total recorded investment in loans	$536,269	$85,156	$514,407	$31,871	$5,968	$1,173,671

The following table summarizes, by internally assigned risk grade, the risk grade for loans for which the Bank has assigned a risk grade (in thousands).

	March 31					December 31
	2013					2012
		Special	Sub-				Special	Sub-
	Pass	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total__
Commercial	$500,391	$29,203	$21,980	$10	$551,584	$491,780	$26,649	$26,733	$98	$545,260
Real estate – construction	55,807	8,511	4,743	-	69,061	48,029	9,744	5,422	182	63,377
Real estate – mortgage	75,153	7,475	9,019	78	91,725	73,338	7,480	10,027	32	90,877
Other	5,551	-	619	-	6,170	4,918	-	619	-	5,537
Total	$636,902	$45,189	$36,361	$88	$718,540	$618,065	$43,873	$42,801	$312	$705,051

Loans with a risk grade of substandard or doubtful are components of classified loans. Additionally, non risk graded residential, home equity, and consumer loans in nonaccrual status of $4,407,000 and $4,605,000 as of March 31, 2013 and December 31, 2012, respectively, are components of classified loans. Classified loans are summarized in the following table (in thousands):

	March 31	December 31
	2013	2012
Impaired loans individually evaluated	$15,772	$16,400
Other nonperforming loans	3,642	4,960
Total nonperforming loans	19,414	21,360
Performing classified loans	23,521	26,498
Total classified loans	$42,935	$47,858

An analysis of the changes in the allowance for credit losses follows (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Balance, beginning of period	$26,630	$28,844
Loans charged off:
Secured by owner-occupied nonfarm nonresidential properties	132	919
Secured by other nonfarm nonresidential properties	-	105
Other commercial and industrial	91	311
Total Commercial	223	1,335

Other construction and land development	304	848
Total Real estate – construction	304	848

Closed-end loans secured by 1 to 4 family residential properties	227	499
Lines of credit secured by 1 to 4 family residential properties	808	1,869
Total Real estate – mortgage	1,035	2,368

Credit cards	52	112
Other consumer loans	402	171
Total consumer	454	283

Total chargeoffs	2,016	4,834

Recoveries of loans previously charged off:
Total Commercial	69	75
Total Real estate – construction	102	175
Total Real estate – mortgage	195	130
Total Consumer	73	73
Total Other	35	12
Total Recoveries	474	465
Net loans charged off	1,542	4,369
Provision for credit losses	979	3,443

Balance, end of period	$26,067	$27,918

Loans totaling $2,439,000 and $9,464,000, as of March 31, 2013 and December 31, 2012, respectively, were held for sale, and stated at the lower of cost or market on an individual basis.

Loans totaling $461,353,000 and $502,563,000, as of March 31, 2013 and December 31, 2012, respectively, were pledged to secure lines of credit with the Federal Home Loan Bank and Federal Reserve Bank.

Note 5 — Deferred Tax Assets

During the third quarter of 2012, the Company recorded material writedowns and losses on the disposition or resolution of problem assets, which resulted in a material pretax net loss for the quarter. As a consequence, the Company continues to be in a cumulative pretax loss position for the three-year period ended March 31, 2013, which constitutes significant negative evidence in the context of evaluating deferred tax assets for realizability as prescribed by ASC Topic 740.

ASC Topic 740 requires that the realizability of the deferred tax asset and evaluation of the need for a valuation allowance consider all positive and negative evidence to form a conclusion as to whether the realization of the deferred tax asset is more likely than not. The Company must also assign weight to the various forms of evidence, based upon the ability to verify the evidence.

Management has evaluated the realizability of the recorded deferred tax assets at March 31, 2013. This evaluation included a review of all available evidence, including recent historical financial performance and expected near-term levels in net interest margin, nonperforming assets, operating expenses, earnings and other factors. It further included the consideration of the items that have given rise to the deferred tax assets, as well as tax planning strategies. Management has concluded that a $9.4 million valuation allowance is necessary. Management also concluded that the utilization of the remaining deferred tax assets is more likely than not.

The significant components of deferred tax assets at March 31, 2013 and December 31, 2012 were as follows (in thousands):

	2013	2012
Deferred tax assets:
Allowance for credit losses	$10,293	$10,534
Writedowns on real estate acquired in settlement of loans	2,144	2,434
Interest on nonaccrual loans	381	1,135
Net operating losses	28,616	29,006
Other	9,683	9,683
Valuation allowance	(9,399)	(11,067)
Total	41,718	41,725

Deferred tax liabilities:
Net unrealized gain on available for sale securities	5,673	5,806
Other	6,368	6,381
Total	12,041	12,187
Net deferred tax assets	$29,677	$29,538

Note 6 — Stock Compensation Plans

The Company recorded $120,000 and $(54,000) of total stock-based compensation expense for the three-month periods ended March 31, 2013 and March 31, 2012, respectively. The prior year period credit is due to a change in expectation related to vesting of outstanding performance based awards. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related stock options or restricted stock grants and is reported within personnel expense. This expense had no impact on the Company’s reported cash flows. As of March 31, 2013, there was $1.1 million of total unrecognized stock-based compensation expense. This expense will be fully recognized by December of 2015.

For purposes of determining estimated fair value of stock options and restricted stock grants, the Company has computed the estimated fair values of all stock-based compensation using the Black-Scholes option pricing model and, for stock options and restricted stock grants granted prior to December 31, 2012, has applied the assumptions set forth in the Annual Report. During the first quarter of 2013, no stock options were granted to employees or directors.

On January 16, 2013, the Company’s Board of Directors awarded a total of 126,142 restricted stock units to certain executive officers. The fair value of these restricted stock units is $5.00 per unit, which was the closing price of the common stock on the grant date. On March 6, 2013, an additional 2,390 restricted stock units were awarded. The fair value of these restricted stock units is $5.91 per unit, which was the closing price of the Company’s common stock on the grant date. The restricted stock units vest over a period of three years with half subject to meeting certain performance criteria. Vesting is also subject to the Company repurchasing, or the U.S. Department of the Treasury (the “U.S. Treasury”) selling, some or all of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) issued to the U.S. Treasury under the Capital Purchase Program (the “CPP”).

Note 7 — Fair Value of Financial Instruments

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

Wholesale repurchase agreements, junior subordinated notes and FHLB borrowings. The fair values of these liabilities are estimated using the discounted values of the contractual cash flows. The discount rate is estimated using the rates currently in effect for similar borrowings.

Impaired loans. The fair value of impaired loans is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral, less selling and other handling costs, for certain collateral dependent loans less specific reserves.

The table below presents the estimated fair values of financial instruments as of March 31, 2013 and December 31, 2012:

		Estimated Fair Value
March 31, 2013	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$30,019	$30,019	$-	$-	$30,019
Investment securities	398,382	-	392,193	6,189	398,382
Loans	1,143,820	-	-	1,170,552	1,170,552
Financial liabilities:
Deposits	1,352,954	-	1,354,109	-	1,354,109
Wholesale repurchase agreements	21,000	-	23,826	-	23,826
Junior subordinated notes	25,774	-	-	11,900	11,900
FHLB borrowings	92,000	-	92,659	-	92,659

		Estimated Fair Value
December 31, 2012	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$39,791	$39,791	$-	$-	$39,791
Investment securities	393,815	-	386,130	7,685	393,815
Loans	1,128,791	-	-	1,142,346	1,142,346
Financial liabilities:
Deposits	1,332,493	-	1,333,888	-	1,333,888
Wholesale repurchase agreements	21,000	-	23,835	-	23,835
Junior subordinated notes	25,774	-	-	12,006	12,006
FHLB borrowings	113,000	-	113,833	-	113,833

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

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities at March 31, 2013	$-	$392,193	$6,189
Available for sale securities at December 31, 2012	-	386,130	7,685

The table below presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three months ended March 31, 2013 and the year ended December 31, 2012 (in thousands):

	Three Months	Twelve Months
	Ended	Ended
	March 31	December 31
	2013	2012

Available for sale securities
Beginning balance	$7,685	$7,185
Purchases	3,798	6,514
Redemptions	(5,294)	(6,014)
Ending balance	$6,189	$7,685

The table below presents the assets measured at fair value on a non-recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Loans held for sale at March 31, 2013	$-	$2,439	$-
Loans held for sale at December 31, 2012	-	9,464	-
Real estate acquired in settlement of loans at March 31, 2013	-	-	4,781
Real estate acquired in settlement of loans at December 31, 2012	-	-	5,355
Impaired loans, net of allowance at March 31, 2013	-	-	14,377
Impaired loans, net of allowance at December 31, 2012	-	-	14,841

Note 8 — Capital Transactions

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

Pursuant to the CPP, on December 12, 2008, the Company issued and sold to the U.S. Treasury (i) 52,372 shares of Series A Preferred Stock and (ii) a warrant (the “Warrant”) to purchase 2,567,255 shares of the Company’s common stock at an exercise price of $3.06 per share, for an aggregate purchase price of $52,372,000 in cash. The Warrant may be exercised by the U.S. Treasury at any time before it expires on December 12, 2018. The fair value of the Warrant of $1,497,000 was estimated on the date of the grant using the Black-Scholes option-pricing model. The Series A Preferred Stock pays cumulative dividends of five percent for the first five years and nine percent thereafter, unless the Company redeems the shares.

Note 9 — Subsequent Events

On April 18, 2013, the U.S. Treasury held an auction to sell all of its investment in the Company’s Series A Preferred Stock. The sale was settled on April, 29, 2013. As a consequence, the Company is no longer subject to many of the rules and regulations that were established in connection with the CPP. On May 2, 2013, the Company issued notices to redeem 37,372 shares of the Company’s 52,372 outstanding shares of Series A Preferred Stock. The shares will be redeemed on June 3, 2013 at the liquidation price of $1,000 per share for a total of $37,372,000 plus $93,430 of accrued and unpaid dividends on the preferred stock. On May 10, 2013, the Company reached an agreement with the U.S. Treasury to repurchase the Warrant for $7,778,783, the fair market value of the Warrant on that date. Had these transactions occurred on March 31, 2013, the capital levels of the Company and the Bank as of March 31, 2013 would have been as follows:

	Company	Bank

Total Capital	13.33%	12.76%
Tier 1 Capital	12.04	11.47
Leverage Capital	9.64	9.18

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of Bancorp including but not limited to Bancorp’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects,” “anticipates,” “should,” “estimates,” “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation: (1) recently enacted legislation, or legislation enacted in the future, or any proposed federal programs may subject Bancorp to increased regulation and may adversely affect Bancorp; (2) the strength of the United States economy generally, and the strength of the local economies in which Bancorp conducts operations, may be different than expected, resulting in, among other things, a continued deterioration in credit quality, including the resultant effect on Bancorp’s loan portfolio and allowance for credit losses; (3) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”); (4) inflation, deflation, interest rate, market and monetary fluctuations; (5) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate and market liquidity conditions) and the impact of such conditions on Bancorp’s capital markets and capital management activities; (6) the timely development of competitive new products and services by Bancorp and the acceptance of these products and services by new and existing customers; (7) the willingness of customers to accept third party products marketed by Bancorp; (8) the willingness of customers to substitute competitors’ products and services for Bancorp’s products and services and vice versa; (9) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking and securities); (10) technological changes; (11) changes in consumer spending and saving habits; (12) the effect of corporate restructurings, acquisitions and/or dispositions, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (13) the current stresses in the financial and real estate markets, including possible continued deterioration in property values; (14) unanticipated regulatory or judicial proceedings; (15) the impact of changes in accounting policies by the Securities and Exchange Commission (the “SEC”); (16) adverse changes in financial performance and/or condition of Bancorp’s borrowers which could impact repayment of such borrowers’ outstanding loans; and (17) Bancorp’s success at managing the risks involved in the foregoing. Bancorp cautions that the foregoing list of important factors is not exhaustive. See also those risk factors identified in the section headed “Risk Factors,” beginning on page 13 of Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2013 (the “Annual Report”). Bancorp undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time by or on behalf of Bancorp.

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net Interest Income

Net interest income for the first quarter of 2013, on a taxable-equivalent basis, was $15.2 million, a decrease of $1.1 million, or 6.8%, from $16.3 million for the first quarter of 2012. Average earning assets in the first quarter of 2013 decreased $8.4 million, or 0.5%, to $1.57 billion, compared to $1.58 billion in the first quarter of 2012. Average interest-bearing liabilities for the first quarter of 2013 decreased $89.3 million, or 6.5%, to $1.28 billion, compared to $1.37 billion for the first quarter of 2012. Taxable-equivalent net interest margin decreased to 3.92% for the first quarter of 2013, compared to 4.15% for the first quarter of 2012, a decrease of 23 basis points. The interest rate spread decreased to 3.83% in the first quarter of 2013, compared to 4.06% in the first quarter of 2012, a decrease of 23 basis points.

The decrease in net interest margin and interest rate spread was driven primarily by lower yields on investment securities and a lower yield on the loan portfolio, partially offset by a lower cost of funds rate. The weighted average duration of the Company’s investment securities was 4.5 years at March 31, 2013. The average yield on earning assets during the first quarter of 2013 decreased 48 basis points to 4.27% from 4.75% during the comparable period in 2012, while the average rate on interest-bearing liabilities decreased 25 basis points to 0.44% from 0.69%. The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three months ended March 31, 2013 and 2012.

(Fully taxable-equivalent basis1,dollars in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Earning assets:
Loans receivable[2]	$1,168,844	$13,426	4.66%	$1,191,042	$14,922	5.04%
Taxable securities	364,874	2,749	3.01	337,773	3,365	4.01
Tax exempt securities	16,597	299	7.21	17,808	292	6.59
FHLB stock	7,075	43	2.43	7,185	24	1.34
Interest-bearing bank balances	11,999	7	0.24	23,978	15	0.25

Total earning assets	1,569,389	16,524	4.27	1,577,786	18,618	4.75

Non-earning assets:
Cash and due from banks	24,412			26,348
Premises and equipment	35,446			36,442
Other assets	100,203			124,789
Allowance for credit losses	(26,827)			(29,182)

Total assets	$1,702,623	$16,524		$1,736,183	$18,618

Interest-bearing liabilities:
Savings deposits	$45,453	$6	0.05%	$42,447	$9	0.09%
NOW deposits	418,634	201	0.19	441,058	406	0.37
Money market deposits	324,589	155	0.19	377,836	457	0.49
Time deposits	339,445	426	0.51	382,891	872	0.92
Other borrowings	46,925	326	2.82	46,840	259	2.98
Borrowings from Federal
Home Loan Bank	100,647	253	1.02	73,968	347	1.41

Total interest-bearing liabilities	1,275,693	1,367	0.44	1,365,040	2,350	0.69

Other liabilities and shareholders’ equity:
Demand deposits	209,522			184,347
Other liabilities	20,354			20,529
Shareholders’ equity	197,054			166,267
Total liabilities and shareholders’ equity	$1,702,623	1,367		$1,736,183	2,350

Net interest income and net interest margin[3]		$15,157	3.92%		$16,268	4.15%

Interest rate spread[4]			3.83%			4.06%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable-equivalent basis were $100 for 2013 and $96 for 2012.

[2]	The average loans receivable balances include nonaccruing loans. Amortization of loan fees, net of deferred costs, and other loan-related fees of $1 and $169 for the three months ended March 31, 2013 and 2012, respectively, are included in interest income.

3 Net interest margin is computed by dividing net interest income by average earning assets.

4 Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense

In the first quarter of 2013, noninterest income increased 59.9% to $4.8 million, from $3.0 million during the same period in 2012. The Company recognized gains on the sale of investment securities of $208,000 during the first quarter of 2013. No investment securities were sold during the three months ended March 31, 2012. Service charge income increased 7.6% to $2.4 million in the first quarter of 2013 from $2.3 million in the first quarter of 2012 due primarily to changes in the rate and fee structures the Company applied to certain product offerings in the fourth quarter of 2012. Wealth management revenue increased 8.1% to $642,000 in the first quarter of 2013, from $594,000 in the first quarter of 2012. Writedowns and gains (losses) on sales of real estate acquired in settlement of loans (“OREO”) was a net gain of $125,000 in the first quarter of 2013, compared to a net loss of $1.0 million during the same period last year. The Company also had a net gain of $269,000 on other equity investments, which is reflected within other noninterest income.

In the first quarter of 2013, noninterest expense increased 4.0% to $14.1 million, from $13.6 million in the first quarter of 2012. Personnel expense increased 10.8% to $7.8 million, from $7.1 million in the prior year first quarter. The increase is due primarily to the Company’s investments in its Charlotte and Raleigh commercial banking teams and, to a lesser extent, other key banking team additions in the Triad market. OREO expense declined 49.4% to $161,000, from $318,000 in the same period last year. Other noninterest expense declined $96,000, or 4.2%, to $2.2 million, compared to $2.3 million in the first quarter of 2012 due to the Company’s continued focus on efficiency and a disciplined cost management culture.

The following table presents the details of Other Noninterest Expense (in thousands):

	Three Months Ended
	March 31,		Percentage
	2013	2012	Variance

Other operating expenses:
Advertising	$349	$397	(12.1)%
Bankcard expense	110	109	0.9
Postage	192	197	(2.5)
Telephone	208	171	21.6
Amortization of core deposit intangible	182	182	0.0
Stationery, printing and supplies	116	115	0.9
Other expense	1,055	1,137	(7.2)
	$2,212	$2,308	(4.2)

Income Taxes

The effective tax rate for the first quarter of 2013 is 0.0% as the Company recorded the reversal of a portion of the impairment of its deferred tax asset to carry it at estimated realizable value. The Company recorded income tax expense of $617,000 for the first quarter of 2012 at an effective tax rate of 29.0%.

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

At March 31, 2013, the allowance for credit losses was $26.1 million, or 2.23% of loans held for investment, compared to $26.6 million, or 2.30% of loans held for investment at December 31, 2012, and $27.9 million, or 2.38% of loans held for investment, at March 31, 2012. At March 31, 2013, the allowance for credit losses was 134.27% of nonperforming loans, 124.67% at December 31, 2012 and 63.87% at March 31, 2012. Based on analysis of the current loan portfolio and levels of problem assets and potential problem loans, management believes the allowance for credit losses is adequate. Additional information regarding the allowance for credit losses is presented in the table headed “Asset Quality Analysis” on the page 32.

Nonperforming loans totaled $19.4 million at March 31, 2013, compared to $21.4 million at December 31, 2012 and $43.7 million at March 31, 2012. OREO was $4.8 million at March 31, 2013, $5.4 million at December 31, 2012, and $30.0 million at March 31, 2012. The decreases from the prior year first quarter reflect the successful completion of the Company’s asset disposition plan in 2012, which resulted in a $106 million reduction in adversely classified assets. Approximately $1.0 million was transferred from loans into OREO and approximately $1.3 million of OREO was disposed of during the first three months of 2013. A net gain of $125,000 has been recorded on the disposition and writedowns of OREO in the current year, through March 31, 2013, compared to a net loss of $1.0 million in the first quarter of 2012. The Company recorded $161,000 of expenses on OREO during the first three months of 2013, compared to $318,000 in the first quarter of 2012. Nonperforming assets (comprised of nonaccrual loans, restructured loans and OREO) totaled $24.2 million, or 1.41% of total assets, at March 31, 2013, compared to $26.7 million, or 1.56% of total assets, at December 31, 2012 and $73.7 million, or 4.22% of total assets, a year ago.

Classified assets are summarized in the following table (dollars in thousands):

	March 31	December 31	March 31
	2013	2012	2012
Loans identified as impaired	$15,772	$16,400	$35,043
Other nonperforming loans	3,642	4,960	8,668
Total nonperforming loans	19,414	21,360	43,711
Performing classified loans	23,521	26,498	75,282
Total classified loans	42,935	47,858	118,993
OREO	4,781	5,355	30,032
Total classified assets	$47,716	$53,213	$149,025
Classified percentage(1)	26.59%	30.53%	72.09%

(1) Percentage of classified assets to the Bank’s Tier 1 capital and reserves.

The Bank is well within the regulatory commercial real estate high concentration guidelines in land acquisition, development and construction (the “AD&C portfolio”) loans, as well as total commercial real estate loans. At March 31, 2013, the Bank’s concentration levels were 40.49% and 161.55%, respectively, of total regulatory capital, which compares favorably to the interagency regulatory guidance maximum concentrations of 100% and 300%, respectively. The Bank’s AD&C portfolio totaled $69.1 million at March 31, 2013, including $25.0 million of speculative residential construction and residential acquisition and development. This portfolio is largely graded as classified loans.

The provision for credit losses charged to operations for the three months ended March 31, 2013 totaled $1.0 million, compared to $3.4 million for the three months ended March 31, 2012. Net chargeoffs for the three months ended March 31, 2013 were $1.5 million, or 0.54% of average loans held for investment on an annualized basis, compared to net chargeoffs of $4.4 million, or 1.48% of average loans held for investment on an annualized basis, for the three months ended March 31, 2012.

Asset Quality Analysis

(Dollars in thousands)

Allowance for credit losses:	Three Months Ended March 31, 2013	Year Ended December 31, 2012	Three Months Ended March 31, 2012
Balance, beginning of period	$26,630	$28,844	$28,844
Loans charged off:
Secured by owner-occupied nonfarm nonresidential properties	132	9,297	919
Secured by other nonfarm nonresidential properties	-	3,634	105
Other commercial and industrial	91	4,375	311
Total Commercial	223	17,306	1,335

Construction loans – 1-4 family residential	-	439	-
Other construction and land development	304	8,335	848
Total Real estate – construction	304	8,774	848

Closed-end loans secured by 1 to 4 family residential properties	227	8,342	499
Lines of credit secured by 1 to 4 family residential properties	808	4,205	1,869
Loans secured by 5 or more family residential properties	-	790	-
Total Real estate – mortgage	1,035	13,337	2,368

Credit cards	52	348	112
Other consumer loans	402	843	171
Total consumer	454	1,191	283

Total other	-	3	-

Total chargeoffs	2,016	40,611	4,834

Recoveries of loans previously charged off:
Total Commercial	69	879	75
Total Real estate – construction	102	423	175
Total Real estate – mortgage	195	766	130
Total Consumer	73	314	73
Total Other	35	122	12
Total Recoveries	474	2,504	465
Net loans charged off	1,542	38,107	4,369
Provision for credit losses	979	35,893	3,443

Balance, end of period	$26,067	$26,630	$27,918
Nonperforming Assets:
Commercial nonaccrual loans, not restructured	$4,593	$5,528	$10,258
Commercial nonaccrual loans, restructured	636	670	3,530
Non-commercial nonaccrual loans, not restructured	9,318	9,855	17,685
Non-commercial nonaccrual loans, restructured	1,366	1,459	5,576
Total nonaccrual loans	15,913	17,512	37,049
Troubled debt restructured, accruing	3,472	3,804	6,633
Loans 90 days or more past due and still accruing	29	44	29
Total nonperforming loans	19,414	21,360	43,711
OREO	4,781	5,355	30,032
Total nonperforming assets	$24,195	$26,715	$73,743
Asset Quality Percentages:
Nonperforming loans to loans held for investment at end of period	1.66%	1.85%	3.72%
Nonperforming assets to total assets at end of period	1.41%	1.56%	4.22%
Allowance for credit losses as a percentage of loans held for investment at end of period	2.23%	2.30%	2.38%
Allowance for credit losses to nonperforming loans	134.27%	124.67%	63.87%
Net chargeoffs as a percentage of average loans outstanding during the period (annualized for interim periods)	0.54%	3.26%	1.48%

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

During the first three months of 2013, the Company had net cash provided by operating activities of $13.4 million, compared to $6.2 million of net cash provided by operating activities in the first three months of 2012. The increase was primarily the result of proceeds from sales of loans held for sale in excess of originations of loans held for sale of $7.6 million in the first quarter of 2013, compared to $809,000 in the first quarter of 2012. There was an increase in net income of $3.2 million and a reduction in the provision for credit losses of $2.5 million for the first quarter of 2013 compared to the first quarter of 2012. For the first three months of 2013, there was a net gain of $125,000 related to OREO, compared to a net loss of $1.0 million for the first three months of 2012. In addition, there were gains on sales of investment securities of $208,000 during the first quarter of 2013, while no securities were sold during the first quarter of 2012.

Net cash used in investing activities for the first three months of 2013 was $21.9 million, compared to net cash used in investing activities for the first three months of 2012 of $31.9 million. This change is primarily attributable to proceeds from sales, calls, maturities and prepayments of securities available for sale of $63.8 million during the first quarter of 2013, compared to $19.7 million during the same period last year. During the first three months of 2013, there was an increase in loans held for investment of $17.1 million, compared to a decrease of $19.1 million during the same period last year.

During the three months ended March 31, 2013, financing activities used $1.2 million, compared to net cash provided by financing activities of $7.2 million during the same period of 2012. The change was primarily the result of an increase in demand, NOW, money market and savings deposits of $13.3 million during the first quarter of 2013, compared to an increase of $57.8 million in the same deposit products during the first quarter of 2012 partially offset by an increase in time deposits of $7.1 million in the first three months of 2013, compared to a decrease of $27.2 million in time deposits during the same period last year.

Cash and cash equivalents totaled $30.0 million at March 31, 2013, compared to $39.8 million at December 31, 2012 and $35.6 million at March 31, 2012.

The Bank has borrowing capacity of approximately $261.5 million with the Federal Home Loan Bank of Atlanta (“FHLB”), of which approximately $119.5 million was available at March 31, 2013. These borrowings are collateralized by FHLB stock, investment securities, qualifying residential 1 to 4 family first mortgage loans, qualifying multifamily first mortgage loans, qualifying commercial real estate loans, and qualifying home equity lines of credit and second mortgage loans. The Bank provides various reports to the FHLB on a regular basis to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the line of credit. The Bank also has $5.9 million of borrowing capacity through the Federal Reserve Bank System, of which none was used as of March 31, 2013. The line with the Federal Reserve Bank of Richmond is collateralized using qualified loans. In addition, the Bank has $25.0 million in unsecured, overnight federal funds lines with correspondent banks.

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

The Company uses several interest rate risk measurement tools provided by a national asset/liability management consultant to help manage this risk. The Company’s Asset/Liability policy provides guidance for acceptable levels of interest rate risk and potential remediations. Management provides the consultant with key assumptions, which are used as inputs into the measurement tools. The Company has not experienced any material changes in interest rate risk since the end of the fiscal year ended December 31, 2012.

The following table summarizes the results of the Company’s income simulation model as of December 31, 2012, the most currently available review date.

	Change in Net Interest Income
	Year 1	Year 2
Change in Market Interest Rates:
200 basis point ramped increase	0.09%	(2.56)%
Base case – no change	-	(2.94)%
100 basis point ramped decrease	(0.27)%	(5.39)%

Capital Resources and Shareholders’ Equity

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

Pursuant to the U.S. Department of the Treasury (the “U.S. Treasury”) Capital Purchase Program (the “CPP”), on December 12, 2008, the Company issued and sold to the U.S. Treasury (i) 52,372 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 2,567,255 shares of the Company’s common stock for an aggregate purchase price of $52,372,000 in cash.

The Company did not repurchase any of its equity securities during 2012 or the first quarter of 2013.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The North Carolina Commissioner of Banks, the Federal Reserve and the FDIC, which are the primary banking regulatory agencies for the Bank and the Company, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines.

As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of March 31, 2013.

	Regulatory Capital
	Well Capitalized	Adequately Capitalized	Company	Bank

Total Capital	10.0%	8.0%	16.88%	12.76%
Tier 1 Capital	6.0	4.0	15.59	11.47
Leverage Capital	5.0	4.0	12.48	9.18

On April 18, 2013, the U.S. Treasury held an auction to sell all of its investment in the Company’s Series A Preferred Stock. The sale was settled on April, 29, 2013. As a consequence, the Company is no longer subject to many of the rules and regulations that were established in connection with the CPP. On May 2, 2013, the Company issued notices to redeem 37,372 shares of the Company’s 52,372 outstanding shares of Series A Preferred Stock. The shares will be redeemed on June 3, 2013 at the liquidation price of $1,000 per share for a total of $37,372,000 plus $93,430 of accrued and unpaid dividends on the preferred stock. On May 10, 2013, the Company reached an agreement with the U.S. Treasury to repurchase the Warrant for $7,778,783, the fair market value of the Warrant on that date. Had these transactions occurred on March 31, 2013, the capital levels of the Company and the Bank as of March 31, 2013 would have been as follows:

	Company	Bank

Total Capital	13.33%	12.76%
Tier 1 Capital	12.04	11.47
Leverage Capital	9.64	9.18

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of future period net interest income or other comprehensive income.

The Company considers interest rate risk to be its most significant market risk, which is discussed under the heading “Interest Rate Risk Management” on page 34.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management, including its CEO, CFO and Chief Accounting Officer (“CAO”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of March 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation, and amendments thereto, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

3.2	Articles of Merger of FNB with and into LSB, including amendments to the Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

3.3	Amended and Restated Bylaws adopted by the Board of Directors on August 17, 2004 and amended on July 23, 2008 (with identified Bylaw approved by the shareholders) incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009 (SEC File No. 000-11448).

3.4	Articles of Amendment, filed with the North Carolina Department of the Secretary of State on December 12, 2008, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

3.5	Articles of Amendment to Designate the Terms of the Series B Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock and Series C Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on November 30, 2012 (SEC File No. 000-11448).

3.6	Articles of Amendment, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on February 21, 2013 (SEC File No. 000-11448).

4.1	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.02 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.2	Guarantee Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.03 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.3	Indenture, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.04 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.4	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.5	Warrant for Purchase of Shares of Common Stock issued by Bancorp to the United States Department of the Treasury on December 12, 2008, incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.6	Certificate of Designation for the Series B Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock~~,~~ and Series C Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on November 30, 2012 (SEC File No. 000-11448).

4.7	Certificate of Designation for the Class B Common Stock, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on February 21, 2013 (SEC File No. 000-11448).

4.8	Specimen certificate of Class A Common Stock, no par value.

10.1	Benefit Equivalency Plan of FNB Southeast, effective January 1, 1994, incorporated herein by reference to Exhibit 10 of the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the SEC (SEC File No. 000-13086).*

10.2	1994 Director Stock Option Plan, incorporated herein by reference to Exhibit 4 of the Registration Statement on Form S-8 filed with the SEC on July 15, 1994 (SEC File No. 33-81664).*

10.3	1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1995, filed with the SEC on March 28, 1996 (SEC File No. 000-11448).*

10.4	Omnibus Equity Compensation Plan, incorporated herein by reference to Exhibit 10(B) of the Annual Report on Form 10-KSB40 for the fiscal year ended December 31, 1996, filed with the SEC on March 31, 1997 (SEC File No. 000-13086).*

10.5	Amendment to Benefit Equivalency Plan of FNB Southeast, effective January 1, 1998, incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 25, 1999 (SEC File No. 000-13086).*

10.6	Amendment Number 1 to 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).*

10.7	Long Term Stock Incentive Plan for certain senior management employees of FNB Southeast, incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003 (SEC File No. 000-13086).*

10.8	Form of Stock Option Award Agreement for a Director adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.9	Form of Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.10	Form of Amendment to the applicable Grant Agreements under the 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.11	Form of Amendment to the Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.12	Restated Form of Director Fee Deferral Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.13	Form of Stock Appreciation Rights Award Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.14	FNB Amended and Restated Directors Retirement Policy, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.15	Amendment to the FNB Directors and Senior Management Deferred Compensation Plan Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, FNB Southeast and FNB, dated July 31, 2007, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.16	Directors and Senior Management Deferred Compensation Plan Trust Agreement between FNB Southeast and Morgan Trust Company, incorporated herein by reference to Exhibit 99.7 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.17	Second Amendment to the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, Bancorp and the Bank, which is incorporated by reference to Exhibit 99.8 of the current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448). *

10.18	Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.19	First Amendment to the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.10 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.20	Bancorp Amended and Restated Long Term Stock Incentive Plan, formerly the “FNB Long Term Stock Incentive Plan” (the “2006 Omnibus Plan”), incorporated herein by reference to Exhibit 10.27 of the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 (SEC File No. 000-11448).*

10.21	Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.44 of the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.22	Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.45 of the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.23	Letter Agreement, dated December 12, 2008, between Bancorp and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and the Warrant, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

10.24	Excessive and Luxury Expenditure Policy of Bancorp and the Bank, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 9, 2009 (SEC File No. 000-11448).

10.25	Employment and Change of Control Agreement among Bancorp, the Bank and David P. Barksdale, dated January 12, 2012, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on January 30, 2012 (SEC File No. 000-11448).*

10.26	Employment and Change of Control Agreement among Bancorp, the Bank and Ramsey K. Hamadi, dated March 2, 2012, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on March 2, 2012 (SEC File No. 000-11448).*

10.27	Second Amendment to the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 11, 2012, incorporated herein by reference to Exhibit 10.33 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.28	Third Amendment to the Trust Agreement for the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy, effective March 5, 2012, incorporated herein by reference to Exhibit 10.34 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.29	Appointment of Successor Trustee under the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management dated March 5, 2012, incorporated herein by reference to Exhibit 10.35 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.30	Second Form of Restricted Stock Award Agreement adopted under the Amended and Restated comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.36 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.31	Third Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.37 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.32	Fourth Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.38 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.33	Employment and Change of Control Agreement among Bancorp, the Bank and Pressley A. Ridgill, executed September 9, 2009, and effective January 1, 2013, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 5, 2012 (SEC File No. 000-11448).*

10.34	Form of Securities Purchase Agreement, dated November 1, 2012, between Bancorp and certain investors, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 1, 2012 (SEC File No. 000-11448).

10.35	Form of Registration Rights Agreement, dated November 1, 2012, between Bancorp and certain investors, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on November 1, 2012 (SEC File No. 000-11448).

10.36	Employment and Change of Control Agreement among Bancorp, the Bank and William W. Budd, Jr., executed February 8, 2013, and effective March 5, 2013, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on February 11, 2013 (SEC File No. 000-11448).*

10.37	Employment and Change of Control Agreement among Bancorp, the Bank and Robin S. Hager, executed February 8, 2013, and effective August 1, 2013, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on February 11, 2013 (SEC File No. 000-11448).*

10.38	Third Amendment to the Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 23, 2013, incorporated herein by reference to Exhibit 10.38 of the Annual Report on Form 10-K filed with the SEC on March 25, 2013 (SEC File No. 000-11448).*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Financial Statements filed in XBRL format.

 *  Management contract and compensatory arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2013	NEWBRIDGE BANCORP
(Registrant)

	By:	/s/ Ramsey K. Hamadi
Name: Ramsey K. Hamadi
Title: Senior Executive Vice President and Chief Financial Officer
(Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

