Form 10-Q
period 2013-06-30
NEWBRIDGE BANCORP
filed 2013-08-09
CIK 714530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2013

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

At August 8, 2013, the registrant had 25,291,568 shares of Class A Common Stock outstanding and 3,186,748 shares of Class B Common Stock outstanding.

NEWBRIDGE BANCORP

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

NewBridge Bancorp and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30	December 31
	2013	2012
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$23,500	$30,785
Interest-bearing bank balances	2,109	9,006
Loans held for sale	5,908	9,464
Available for sale investment securities	349,108	393,815
Held to maturity investment securities (market value $28,269 at June 30, 2013)	28,903	-
Loans	1,199,711	1,155,421
Less allowance for credit losses	(26,395)	(26,630)
Net loans	1,173,316	1,128,791
Premises and equipment	34,946	35,570
Real estate acquired in settlement of loans	4,508	5,355
Bank-owned life insurance	46,093	45,262
Deferred tax assets	39,475	29,538
Other assets	22,229	21,121
Total assets	$1,730,095	$1,708,707

Liabilities
Noninterest-bearing deposits	$225,089	$206,023
NOW deposits	425,129	424,720
Savings and money market deposits	394,490	367,776
Time deposits	320,759	333,974
Total deposits	1,365,467	1,332,493
Borrowings from the Federal Home Loan Bank	138,300	113,000
Other borrowings	46,774	46,774
Accrued expenses and other liabilities	18,856	20,426
Total liabilities	1,569,397	1,512,693

Shareholders’ Equity
Preferred stock – Authorized 30,000,000 shares no par value at 6/30/2013 and 10,000,000 shares $.01 par value per share at 12/31/2012
Series A preferred stock
Reserved – 52,372 shares liquidation preference $1,000 per share; issued and outstanding – 15,000 at 6/30/2013 and 52,372 at 12/31/2012	14,961	52,089
Series B mandatorily convertible preferred stock
Reserved – 1,000,000 shares liquidation preference $100 per share; issued and outstanding – 422,456 at 12/31/2012	-	42,246
Series C mandatorily convertible preferred stock
Reserved – 500,000 shares liquidation preference $100 per share; issued and outstanding – 140,217 at 12/31/2012	-	14,022
Common stock, $5.00 par value per share at 12/31/2012 – Authorized 50,000,000 shares; issued and outstanding – 15,655,868 at 12/31/2012	210,012	78,279
Class A, no par value – Authorized 90,000,000 shares; issued and outstanding – 25,291,568 at 6/30/2013
Class B, no par value – Authorized 10,000,000 shares; issued and outstanding – 3,186,748 at 6/30/2013
Paid-in capital	-	83,259
Directors’ deferred compensation plan	(468)	(468)
Retained deficit	(60,848)	(75,697)
Accumulated other comprehensive income (loss)	(2,959)	2,284
Total shareholders’ equity	160,698	196,014
Total liabilities and shareholders’ equity	$1,730,095	$1,708,707

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Income

(Unaudited; dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Interest Income
Interest and fees on loans	$13,740	$14,581	$27,166	$29,503
Interest on investment securities
Taxable	2,779	3,544	5,571	6,933
Tax exempt	181	189	380	385
Interest bearing bank balances and federal funds sold	6	5	13	20
Total interest income	16,706	18,319	33,130	36,841

Interest Expense
Deposits	722	1,385	1,510	3,129
Borrowings from the Federal Home Loan Bank	244	269	497	528
Other borrowings	330	342	656	689
Total interest expense	1,296	1,996	2,663	4,346
Net interest income	15,410	16,323	30,467	32,495
Provision for credit losses	1,037	2,360	2,016	5,803
Net interest income after provision for credit losses	14,373	13,963	28,451	26,692

Noninterest Income
Retail banking	2,553	2,325	4,978	4,579
Mortgage banking services	487	553	1,045	1,116
Wealth management services	608	561	1,250	1,155
Gain on sales of investment securities	70	-	278	-
Writedowns and gains (losses) on sales of real estate acquired in settlement of loans	611	(2,976)	736	(3,984)
Bank-owned life insurance	330	378	790	845
Other	167	168	547	298
Total noninterest income	4,826	1,009	9,624	4,009

Noninterest Expense
Personnel	7,508	7,226	15,335	14,287
Occupancy	1,024	1,024	2,039	2,028
Furniture and equipment	852	885	1,670	1,663
Technology and data processing	1,053	1,015	2,039	2,035
Legal and professional	755	690	1,428	1,361
FDIC insurance	432	441	885	882
Real estate acquired in settlement of loans	138	205	299	523
Other	2,412	2,253	4,624	4,561
Total noninterest expense	14,174	13,739	28,319	27,340
Income before income taxes	5,025	1,233	9,756	3,361
Income tax expense (benefit)	(6,601)	312	(6,601)	929
Net Income	11,626	921	16,357	2,432
Dividends and accretion on preferred stock	(679)	(729)	(1,408)	(1,459)
Net Income available to common shareholders	$10,947	$192	$14,949	$973

Earnings per share
Basic	$0.38	$0.01	$0.60	$0.06
Diluted	$0.38	$0.01	$0.51	$0.06

Weighted average shares outstanding
Basic	28,461,665	15,655,868	24,778,917	15,655,868
Diluted	29,139,456	16,465,346	29,430,095	16,380,989

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited; dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net Income	$11,626	$921	$16,357	$2,432
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains on securities:
Unrealized holding gains (losses) arising during period, net of tax of $(3,248), $1,349, $(3,299), and $3,220, respectively	(4,978)	2,068	(5,056)	4,935
Reclassification adjustment for (gains) losses included in net income, net of tax of $(28), $0, $(110), and $0, respectively	(42)	-	(168)	-
Defined benefit pension plans:
Amortization of post retirement benefit, net of tax of $6, $6, $12 and $12, respectively	(10)	(10)	(19)	(20)
Total other comprehensive income (loss)	(5,030)	2,058	(5,243)	4,915
Comprehensive Income	$6,596	$2,979	$11,114	$7,347

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2013 and 2012

(Unaudited; dollars in thousands)

								Directors’		Accumulated
	Preferred	Preferred	Preferred	Common Stock				Deferred	Retained	Other	Total
	Stock	Stock	Stock	Class A	Class B		Paid-In	Comp	Earnings	Comprehensive	Shareholders’
	Series A	Series B	Series C	Shares	Shares	Amount	Capital	Plan	(Deficit)	Income (Loss)	Equity
Balances at December 31, 2011	$51,789	$-	$-	15,655,868	-	$78,279	$87,190	$(575)	$(47,525)	$(5,771)	$163,387
Net Income									2,432		2,432
Change in accumulated other comprehensive income (loss) net of deferred income taxes										4,915	4,915
Dividends and accretion on preferred stock	150								(1,459)		(1,309)
Stock-based compensation							19				19
Common stock distributed								107			107
Balances at June 30, 2012	$51,939	$-	$-	15,655,868	-	$78,279	$87,209	$(468)	$(46,552)	$(856)	$169,551

Balances at December 31, 2012	$52,089	$42,246	$14,022	15,655,868	-	$78,279	$83,259	$(468)	$(75,697)	$2,284	$196,014
Net Income									16,357		16,357
Change in accumulated other comprehensive income (loss) net of deferred income taxes										(5,243)	(5,243)
Conversion of preferred stock		(42,246)	(14,022)	9,601,262	3,186,748	139,410	(83,259)				(117)
Redemption of preferred stock	(37,372)								(100)		(37,472)
Dividends and accretion on preferred stock	244								(1,408)		(1,164)
Repurchase of stock warrant						(7,779)					(7,779)
Stock issuance pursuant to RSUs				34,438		(52)					(52)
Stock-based compensation						154					154
Balances at June 30, 2013	$14,961	$-	$-	25,291,568	3,186,748	$210,012	$-	$(468)	$(60,848)	$(2,959)	$160,698

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited; dollars in thousands)

	Six Months Ended
	June 30
	2013	2012

Cash Flow from operating activities
Net Income	$16,357	$2,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,763	1,719
Securities premium amortization and discount accretion, net	270	62
(Gain) loss on sales of securities	(278)	-
Mortgage banking services	(1,045)	(1,116)
Originations of loans held for sale	(53,770)	(68,688)
Proceeds from sales of loans held for sale	58,373	71,985
Deferred income tax expense (benefit)	(6,601)	917
Writedowns and (gains) losses on sales of real estate acquired in settlement of loans, net	(736)	3,984
Provision for credit losses	2,016	5,803
Stock-based compensation	154	19
(Increase) decrease in income taxes receivable	-	(153)
(Increase) decrease in interest earned but not received	(139)	57
Increase (decrease) in interest accrued but not paid	(49)	(153)
Net (increase) decrease in other assets	(2,672)	(2,136)
Net increase (decrease) in other liabilities	(1,528)	40
Net cash provided by (used in) operating activities	12,115	14,772

Cash Flow from investing activities
Purchases of securities available for sale	(80,228)	(107,199)
Purchases of securities held to maturity	(28,901)	-
Proceeds from sales of securities available for sale	25,272	-
Proceeds from maturities, prepayments and calls of securities available for sale	91,624	65,300
Net (increase) decrease in loans	(49,474)	22,106
Purchases of premises and equipment	(1,492)	(1,767)
Proceeds from sales of premises and equipment	687	120
Proceeds from sales of real estate acquired in settlement of loans	4,525	7,999
Net cash provided by (used in) investing activities	(37,987)	(13,441)

Cash Flow from financing activities
Net increase (decrease) in demand deposits and NOW accounts	19,475	9,814
Net increase (decrease) in savings and money market accounts	26,714	7,938
Net increase (decrease) in time deposits	(13,215)	12,769
Net increase (decrease) in borrowings from FHLB	25,300	(22,700)
Dividends paid	(1,164)	(1,309)
Redemption of preferred stock and related expense	(37,472)	-
Repurchase of stock warrant	(7,779)	-
Cash paid in lieu of issuing shares pursuant to restricted stock units	(78)	-
Tax windfall on shares issued pursuant to restricted stock units	26	-
Common stock distributed	-	107
Expense of stock issuance	(117)	-
Net cash provided by (used in) financing activities	11,690	6,619
Increase (decrease) in cash and cash equivalents	(14,182)	7,950
Cash and cash equivalents at the beginning of the period	39,791	53,992
Cash and cash equivalents at the end of the period	$25,609	$61,942

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited; dollars in thousands)

	Six Months Ended
	June 30
	2013	2012

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$2,712	$4,499
Income Taxes	-	250

Supplemental disclosures of noncash transactions
Transfer of loans to real estate acquired in settlement of loans	$2,967	$5,887
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	(8,633)	8,155
Change in deferred income taxes	3,409	(3,220)
Change in shareholders’ equity	5,224	(4,935)

Conversion of preferred stock	56,268	-

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and provisions for credit losses considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

NewBridge Bancorp (the “Company”) is a bank holding company incorporated under the laws of North Carolina and registered under the Bank Holding Company Act of 1956, as amended. The Company’s principal asset is stock of its banking subsidiary, NewBridge Bank (the “Bank”). Accordingly, throughout this Quarterly Report on Form 10-Q, there are frequent references to the Bank.

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

Accumulated other comprehensive income (loss)

The balances of accumulated other comprehensive income, net of tax, at June 30, 2013 are $3,674,000 of unrealized gains on available for sale securities and $(6,633,000) for funded status of pension plans. At December 31, 2012, the balances of accumulated other comprehensive income, net of tax, were $8,898,000 of unrealized gains on available for sale securities and $(6,614,000) for funded status of pension plans.

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and requires the entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. This Update does not change the current requirements for reporting net income or other comprehensive income in the financial statements. For public companies, this Update became effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted the new disclosure requirements in the first quarter. The items reclassified out of accumulated other comprehensive income are the realized gain on sale of investment securities, which is presented on a separate line in the Consolidated Statements of Income, and the amortization of post retirement benefit, both of which were considered insignificant.

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

	For the three months ended June 30		For the six months ended June 30
	2013	2012	2013	2012
Basic:
Net income available to common shareholders	$10,947	$192	$14,949	$973
Weighted average shares outstanding	28,461,665	15,655,868	24,778,917	15,655,868
Net income per share, basic	$0.38	$0.01	$0.60	$0.06

Diluted:
Net income available to common shareholders	$10,947	$192	$14,949	$973
Weighted average shares outstanding	28,461,665	15,655,868	24,778,917	15,655,868
Effect of dilutive securities:
Stock options	63	-	-	-
Restricted stock units	76,352	37,078	81,506	23,319
Warrant	601,376	772,400	895,769	701,802
Convertible preferred stock	-	-	3,673,903	-
Weighted average shares outstanding and dilutive potential shares outstanding	29,139,456	16,465,346	29,430,095	16,380,989
Net income per share, diluted	$0.38	$0.01	$0.51	$0.06

Note 3 — Investment Securities

Investment securities consist of the following (dollars in thousands):

	June 30, 2013 – Securities Available for Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)

U.S. government agency securities	$49,093	$-	$(2,736)	$46,357	2.07%		8.11
Agency mortgage backed securities	17,270	1,495	-	18,765	5.27		2.39
Collateralized mortgage obligations	8,345	239	-	8,584	5.63		2.26
Commercial mortgage backed securities	39,786	1,114	(132)	40,768	3.33		3.70
Corporate bonds	145,750	3,406	(489)	148,667	3.52		3.84
Covered bonds	49,918	3,052	(265)	52,705	3.49		3.35
State and municipal obligations	16,932	163	(309)	16,786	6.33	(2)	7.38
Total debt securities	327,094	9,469	(3,931)	332,632	3.59	(2)	4.44
Federal Home Loan Bank stock	8,272	-	-	8,272
Other equity securities	7,672	687	(155)	8,204
Total	$343,038	$10,156	$(4,086)	$349,108

	June 30, 2013 – Securities Held to Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)

U.S. government agency securities	$27,754	$16	$(628)	$27,142	2.11%		6.71
State and municipal obligations	1,149	-	(22)	1,127	4.52	(2)	15.15
Total	$28,903	$16	$(650)	$28,269	2.13	(2)	6.78

	December 31, 2012 – Securities Available for Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)

U.S. Treasury securities	$10,000	$-	$-	$10,000	0.01%		0.05
U.S. government agency securities	67,090	72	(125)	67,037	1.94		5.78
Agency mortgage backed securities	21,607	2,153	-	23,760	5.30		2.30
Collateralized mortgage obligations	10,417	254	(3)	10,668	5.54		2.78
Commercial mortgage backed securities	43,046	2,318	(82)	45,282	3.21		3.52
Corporate bonds	150,589	5,742	(844)	155,487	3.24		3.29
Covered bonds	44,924	3,694	-	48,618	3.68		3.49
State and municipal obligations	17,978	734	-	18,712	6.21	(2)	4.09
Total debt securities	365,651	14,967	(1,054)	379,564	3.30	(2)	3.68
Federal Home Loan Bank stock	7,685	-	-	7,685
Other equity securities	5,775	791	-	6,566
Total	$379,111	$15,758	$(1,054)	$393,815

(1) Average expected remaining duration to maturity, in years

(2) Fully taxable-equivalent basis

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, as of June 30, 2013 (in thousands):

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency securities	$67,602	$(3,364)	$-	$-	$67,602	$(3,364)
Commercial mortgage backed securities	3,116	(102)	2,370	(30)	5,486	(132)
Corporate bonds	27,446	(189)	12,200	(300)	39,646	(489)
Covered bonds	4,711	(265)	-	-	4,711	(265)
State and municipal obligations	7,692	(331)	-	-	7,692	(331)
Equity securities	1,742	(155)	-	-	1,742	(155)
Total securities	$112,309	$(4,406)	$14,570	$(330)	$126,879	$(4,736)

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

There were 41 securities in an unrealized loss position at June 30, 2013. Management does not intend to sell any of the securities classified as available for sale which have unrealized losses and believes that it is not likely that we will have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased and are not the result of deteriorated credit quality. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

Investment securities with an amortized cost of $110,609,000 and $94,612,000, as of June 30, 2013, and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes. The Bank has $50,000,000 in letters of credit, which are used in lieu of securities to pledge against public deposits.

Investment securities with a book value of $24,994,000 were sold during the six months ended June 30, 2013. The Company recognized a gain of $278,000 on the sale of those securities. No investment securities were sold during the six months ended June 30, 2012.

Note 4 — Loans and Allowance for Credit Losses

Loans are summarized as follows (in thousands):

	June 30	December 31
	2013	2012
Secured by owner-occupied nonfarm nonresidential properties	$280,443	$247,628
Secured by other nonfarm nonresidential properties	183,242	186,864
Other commercial and industrial	107,542	110,850
Total Commercial	571,227	545,342

Construction loans – 1 to 4 family residential	13,219	13,206
Other construction and land development	70,954	62,460
Total Real estate – construction	84,173	75,666

Closed-end loans secured by 1 to 4 family residential properties	292,410	277,820
Lines of credit secured by 1 to 4 family residential properties	196,870	200,465
Loans secured by 5 or more family residential properties	25,561	23,116
Total Real estate – mortgage	514,841	501,401

Credit cards	7,624	7,610
Other revolving credit plans	8,521	9,018
Other consumer loans	7,204	10,263
Total Consumer	23,349	26,891

All other loans	6,121	6,121
Total Other	6,121	6,121

Total loans	$1,199,711	$1,155,421

Nonperforming assets are summarized as follows (dollars in thousands):

	June 30	December 31
	2013	2012
Commercial nonaccrual loans, not restructured	$4,991	$5,528
Commercial nonaccrual loans, restructured	879	670
Non-commercial nonaccrual loans, not restructured	4,334	9,855
Non-commercial nonaccrual loans, restructured	1,011	1,459
Total nonaccrual loans	11,215	17,512
Troubled debt restructured, accruing	2,602	3,804
Accruing loans which are contractually past due 90 days or more	15	44
Total nonperforming loans	13,832	21,360
Real estate acquired in settlement of loans	4,508	5,355
Total nonperforming assets	$18,340	$26,715
Restructured loans, performing (1)	$2,075	$1,220

Nonperforming loans to loans held for investment	1.15%	1.85%
Nonperforming assets to total assets at end of period	1.06%	1.56%
Allowance for credit losses to nonperforming loans	190.83%	124.67%

(1)	Loans restructured in a previous year without an interest rate concession that are performing in accordance with their modified terms.

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

Commitments to lend additional funds to borrowers whose loans have been restructured are not material at June 30, 2013.

The aging of loans is summarized in the following table (in thousands):

June 30, 2013	Accruing Loans
		30-89 Days	90+ Days	Nonaccrual	Total Loans
	Current	Past Due	Past Due	Loans	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$277,005	$1	$-	$3,437	$280,443
Secured by other nonfarm nonresidential properties	181,514	50	-	1,678	183,242
Other commercial and industrial	106,304	483	-	755	107,542
Total Commercial	564,823	534	-	5,870	571,227

Construction loans – 1 to 4 family residential	13,116	103	-	-	13,219
Other construction and land development	69,628	39	-	1,287	70,954
Total Real estate – construction	82,744	142	-	1,287	84,173

Closed-end loans secured by 1 to 4 family residential properties	286,949	2,416	-	3,045	292,410
Lines of credit secured by 1 to 4 family residential properties	193,121	2,938	-	811	196,870
Loans secured by 5 or more family residential properties	25,561	-	-	-	25,561
Total Real estate – mortgage	505,631	5,354	-	3,856	514,841

Credit cards	7,539	70	15	-	7,624
Other revolving credit plans	8,294	105	-	122	8,521
Other consumer loans	6,992	132	-	80	7,204
Total Consumer	22,825	307	15	202	23,349

All other loans	6,118	3	-	-	6,121
Total Other	6,118	3	-	-	6,121

Total loans	$1,182,141	$6,340	$15	$11,215	$1,199,711

December 31, 2012	Accruing Loans
		30-89 Days	90+ Days	Nonaccrual	Total Loans
	Current	Past Due	Past Due	Loans	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$241,099	$1,985	$-	$4,544	$247,628
Secured by other nonfarm nonresidential properties	184,270	1,034	-	1,560	186,864
Other commercial and industrial	110,045	711	-	94	110,850
Total Commercial	535,414	3,730	-	6,198	545,342

Construction loans – 1 to 4 family residential	12,936	-	-	270	13,206
Other construction and land development	59,676	525	-	2,259	62,460
Total Real estate – construction	72,612	525	-	2,529	75,666

Closed-end loans secured by 1 to 4 family residential properties	268,141	4,436	-	5,243	277,820
Lines of credit secured by 1 to 4 family residential properties	196,663	2,666	-	1,136	200,465
Loans secured by 5 or more family residential properties	20,850	120	-	2,146	23,116
Total Real estate – mortgage	485,654	7,222	-	8,525	501,401

Credit cards	7,488	78	44	-	7,610
Other revolving credit plans	8,821	85	-	112	9,018
Other consumer loans	9,669	446	-	148	10,263
Total Consumer	25,978	609	44	260	26,891

All other loans	6,121	-	-	-	6,121
Total Other	6,121	-	-	-	6,121

Total loans	$1,125,779	$12,086	$44	$17,512	$1,155,421

At June 30, 2013 and December 31, 2012 there were $6.6 million and $7.2 million, respectively, of loans classified as troubled debt restructurings (“TDRs”). A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. The Company monitors the performance of modified loans on an ongoing basis. For loans classified as TDRs, the Company further evaluates the loans as performing or nonperforming. Loans retain their accrual status at the time of their modification. As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual. A modified loan will be reclassified to nonaccrual if the loan becomes 90 days delinquent or other weaknesses are observed which make collection of principal and interest unlikely. Nonperforming TDRs originally classified as nonaccrual are able to be reclassified as accruing if, subsequent to restructure, they experience six consecutive months of payment performance according to the restructured terms. Further, a TDR may be considered performing and subsequently removed from nonperforming status in years subsequent to the restructuring if it meets the following criteria:

•	At the time of restructure, the loan was made at a market rate of interest for comparable risk; and
•	The loan has shown at least six consecutive months of payment performance in accordance with the restructured terms; and
•	The loan has been included in the TDR disclosures for at least one Annual Report on Form 10-K

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal payments, which the Company considers are concessions. All loans designated as TDRs were modified due to financial difficulties experienced by the borrower. The Company has $2,075,000 of performing TDRs at June 30, 2013 which were restructured in a previous year without an interest rate concession and are performing in accordance with their modified terms.

The following tables provide information about TDRs identified during the current and prior year three-month and six-month periods (in thousands, except number of contracts):

	Modifications for the three months ended June 30, 2013			Modifications for the three months ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	1	$732	$265	1	$3,100	$2,900
Real estate - mortgage	1	97	97	3	569	569
Total	2	$829	$362	4	$3,669	$3,469

	Modifications for the six months ended June 30, 2013			Modifications for the six months ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	1	$732	$265	7	$6,609	$5,552
Real estate - construction	-	-	-	2	185	185
Real estate - mortgage	2	557	557	3	569	569
Total	3	$1,289	$822	12	$7,363	$6,306

The modifications in the second quarter and first six months of 2013 and the modifications in the second quarter and first six months of 2012 each involved an extension of the term of the loan.

A TDR is considered to be in default if it is 90 days or more past due at the end of any month during the reporting period.

There were no TDRs restructured in the previous 12 months that subsequently defaulted during the three months ended June 30, 2013 and June 30, 2012. The following table provides information about TDRs restructured in the previous 12 months that subsequently defaulted during the six months ended June 30, 2013 and June 30, 2012 (in thousands, except number of contracts):

	Defaults for the six months ended June 30, 2013		Defaults for the six months ended June 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
TDR Defaults:
Commercial	-	$-	2	$489
Total	-	$-	2	$489

Interest is not typically accrued on nonperforming loans, as they are normally in nonaccrual status. However, interest may be accrued in certain circumstances on nonperforming TDRs, such as those that have an interest rate concession but are otherwise performing. Interest income on performing or nonperforming accruing TDRs is recognized consistent with any other accruing loan. Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on a loan is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are placed on nonaccrual status when (i) management has concerns relating to the ability to collect the loan principal and interest, and (ii) generally when such loans are 90 days or more past due. Interest income is subsequently recognized on the cash basis only to the extent payments are received and only if the loan is well secured. Commercial loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance (generally a minimum of six months) of interest and principal by the borrower in accordance with the contractual terms. Residential mortgage and consumer loans are typically returned to accrual status once they are no longer past due. There were $2.6 million in TDRs at June 30, 2013 and $5.2 million in TDRs at June 30, 2012 that were considered nonperforming and were accruing. The following tables show interest income recognized and received on these TDRs for the three months and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Recognized	Received	Recognized	Received
Interest Income:
Commercial	$4	$4	$40	$25
Real estate – construction	-	-	2	2
Real estate – mortgage	21	20	22	18
Consumer	-	-	1	1
Total	$25	$24	$65	$46

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Recognized	Received	Recognized	Received
Interest Income:
Commercial	$17	$17	$61	$42
Real estate – construction	1	1	9	5
Real estate – mortgage	47	43	68	58
Consumer	-	-	2	2
Total	$65	$61	$140	$107

The Bank’s policy for impaired loan accounting subjects all loans to impairment recognition except for large groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans. The Bank generally considers loans 90 days or more past due, all nonaccrual loans and all TDRs to be impaired.

Loans specifically identified and evaluated for impairment totaled $10.6 million and $16.4 million at June 30, 2013 and December 31, 2012, respectively, as displayed in the following tables (in thousands).

		Impaired Loans
	Recorded	Unpaid Principal	Specific	Average
	Investment	Balance	Allowance	Recorded Investment
June 30, 2013
Loans without a specific valuation allowance
Commercial	$3,169	$4,443	$-	$3,400
Real estate – construction	720	720	-	787
Real estate – mortgage	1,691	1,691	-	1,836
Consumer	-	-	-	-
Total	5,580	6,854	-	6,023

Loans with a specific valuation allowance
Commercial	2,506	2,506	527	2,520
Real estate – construction	63	63	35	64
Real estate – mortgage	2,451	2,451	864	2,498
Consumer	10	10	10	10
Total	5,030	5,030	1,436	5,092

Total impaired loans
Commercial	5,675	6,949	527	5,920
Real estate – construction	783	783	35	851
Real estate – mortgage	4,142	4,142	864	4,334
Consumer	10	10	10	10
Total	$10,610	$11,884	$1,436	$11,115

		Impaired Loans
	Recorded	Unpaid Principal	Specific	Average
	Investment	Balance	Allowance	Recorded Investment
December 31, 2012
Loans without a specific valuation allowance
Commercial	$4,013	$5,779	$-	$4,190
Real estate – construction	1,940	2,681	-	2,856
Real estate – mortgage	5,066	5,746	-	5,415
Consumer	-	-	-	-
Total	11,019	14,206	-	12,461

Loans with a specific valuation allowance
Commercial	2,618	2,762	564	3,432
Real estate – construction	64	64	36	65
Real estate – mortgage	2,681	2,765	941	2,848
Consumer	18	18	18	13
Total	5,381	5,609	1,559	6,358

Total impaired loans
Commercial	6,631	8,541	564	7,622
Real estate – construction	2,004	2,745	36	2,921
Real estate – mortgage	7,747	8,511	941	8,263
Consumer	18	18	18	13
Total	$16,400	$19,815	$1,559	$18,819

The balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on the reserving method as of June 30, 2013, December 31, 2012 and June 30, 2012 were as follows:

		Real Estate –	Real Estate –			Total
Allowance for credit losses:	Commercial	Construction	Mortgage	Consumer	Other	Allowance
June 30, 2013
Individually evaluated for impairment	$527	$35	$864	$10	$-	$1,436
Collectively evaluated for impairment	10,134	5,658	8,087	1,078	2	24,959
Total ending allowance	$10,661	$5,693	$8,951	$1,088	$2	$26,395
December 31, 2012
Individually evaluated for impairment	$564	$36	$941	$18	$-	$1,559
Collectively evaluated for impairment	10,784	5,717	7,805	763	2	25,071
Total ending allowance	$11,348	$5,753	$8,746	$781	$2	$26,630
June 30, 2012
Individually evaluated for impairment	$1,230	$545	$1,204	$96	$-	$3,075
Collectively evaluated for impairment	4,498	6,165	10,285	1,203	5	22,156
Total ending allowance	$5,728	$6,710	$11,489	$1,299	$5	$25,231

		Real Estate –	Real Estate –			Total
Recorded investment in loans:	Commercial	Construction	Mortgage	Consumer	Other	Loans
June 30, 2013
Individually evaluated for impairment	$5,675	$783	$4,142	$10	$-	$10,610
Collectively evaluated for impairment	565,552	83,390	510,699	23,339	6,121	1,189,101
Total recorded investment in loans	$571,227	$84,173	$514,841	$23,349	$6,121	$1,199,711
December 31, 2012
Individually evaluated for impairment	$6,631	$2,004	$7,747	$18	$-	$16,400
Collectively evaluated for impairment	538,711	73,662	493,654	26,873	6,121	1,139,021
Total recorded investment in loans	$545,342	$75,666	$501,401	$26,891	$6,121	$1,155,421
June 30, 2012
Individually evaluated for impairment	$14,934	$3,458	$14,467	$96	$-	$32,955
Collectively evaluated for impairment	524,136	73,519	496,876	29,093	6,051	1,129,675
Total recorded investment in loans	$539,070	$76,977	$511,343	$29,189	$6,051	$1,162,630

The following table summarizes, by internally assigned risk grade, the risk grade for loans for which the Bank has assigned a risk grade (in thousands).

	June 30					December 31
	2013					2012
		Special	Sub-				Special	Sub-
	Pass	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$516,869	$32,874	$20,563	$843	$571,149	$491,780	$26,649	$26,733	$98	$545,260
Real estate – construction	61,046	8,484	3,096	-	72,626	48,029	9,744	5,422	182	63,377
Real estate – mortgage	73,353	6,916	5,002	11	85,282	73,338	7,480	10,027	32	90,877
Other	4,972	-	619	-	5,591	4,918	-	619	-	5,537
Total	$656,240	$48,274	$29,280	$854	$734,648	$618,065	$43,873	$42,801	$312	$705,051

Loans with a risk grade of substandard or doubtful are components of classified loans. Additionally, non risk graded residential, home equity, and consumer loans in nonaccrual status of $3,674,000 and $4,605,000 as of June 30, 2013 and December 31, 2012, respectively, are components of classified loans. Classified loans are summarized in the following table (in thousands):

	June 30	December 31
	2013	2012
Impaired loans individually evaluated	$10,610	$16,400
Other nonperforming loans	3,222	4,960
Total nonperforming loans	13,832	21,360
Performing classified loans	20,086	26,498
Total classified loans	$33,918	$47,858

An analysis of the changes in the allowance for credit losses follows (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Balance, beginning of period	$26,067	$27,918	$26,630	$28,844
Loans charged off:
Secured by owner-occupied nonfarm nonresidential properties	43	227	175	1,146
Secured by other nonfarm nonresidential properties	125	505	125	610
Other commercial and industrial	144	274	235	585
Total Commercial	312	1,006	535	2,341

Construction loans – 1 to 4 family residential	182	210	182	210
Other construction and land development	267	1,684	571	2,532
Total Real estate – construction	449	1,894	753	2,742

Closed-end loans secured by 1 to 4 family residential properties	482	2,027	1,290	2,526
Lines of credit secured by 1 to 4 family residential properties	124	300	351	2,169
Total Real estate – mortgage	606	2,327	1,641	4,695

Credit cards	61	99	113	211
Other consumer loans	115	149	517	320
Total consumer	176	248	630	531

Total other	-	2	-	2

Total chargeoffs	1,543	5,477	3,559	10,311

Recoveries of loans previously charged off:
Total Commercial	155	101	224	176
Total Real estate – construction	231	10	333	185
Total Real estate – mortgage	361	270	556	400
Total Consumer	72	48	145	121
Total Other	15	1	50	13
Total Recoveries	834	430	1,308	895
Net loans charged off	709	5,047	2,251	9,416
Provision for credit losses	1,037	2,360	2,016	5,803

Balance, end of period	$26,395	$25,231	$26,395	$25,231

Loans totaling $5,908,000 and $9,464,000, as of June 30, 2013 and December 31, 2012, respectively, were held for sale, and stated at the lower of cost or market on an individual basis.

Loans totaling $498,938,000 and $502,563,000, as of June 30, 2013 and December 31, 2012, respectively, were pledged to secure lines of credit with the Federal Home Loan Bank and Federal Reserve Bank.

Note 5 — Deferred Tax Assets

During the third quarter of 2012, the Company recorded material writedowns and losses on the disposition or resolution of problem assets, which resulted in a material pretax net loss for the quarter. As a consequence, the Company continues to be in a cumulative pretax loss position for the three-year period ended June 30, 2013, which constitutes significant negative evidence in the context of evaluating deferred tax assets for realizability as prescribed by ASC Topic 740.

ASC Topic 740 requires that the realizability of the deferred tax asset and evaluation of the need for a valuation allowance consider all positive and negative evidence to form a conclusion as to whether the realization of the deferred tax asset is more likely than not. The Company must also assign weight to the various forms of evidence, based upon the ability to verify the evidence.

Management has evaluated the realizability of the recorded deferred tax assets at June 30, 2013. This evaluation included a review of all available evidence, including recent historical financial performance and expected near-term levels of net interest margin, nonperforming assets, operating expenses, earnings and other factors. It further included the consideration of the items that have given rise to the deferred tax assets, as well as tax planning strategies. At the time the deferred tax asset was impaired, the Company believed the three-year cumulative loss position was due to an unusual, self-imposed, acceleration of loss recognition to dispose of problem assets in a liquidation market. However, at that time, there was insufficient verifiable evidence to substantiate that belief. Now, after having completed three consecutive quarters of meaningful profitability, coupled with continuing improvement in asset quality, the Company can place high importance and significance to this verifiable positive evidence. As a result, management has concluded that only the portion of the deferred tax asset associated with certain state net economic loss and contribution carryforwards needs to be impaired. Therefore, in the second quarter 2013, the valuation allowance against the deferred tax asset was reduced by $8,371,000 to $1,027,000. Management also concluded that the utilization of the remaining deferred tax assets is more likely than not.

The significant components of deferred tax assets at June 30, 2013 and December 31, 2012 were as follows (in thousands):

	2013	2012
Deferred tax assets:
Allowance for credit losses	$10,422	$10,534
Writedowns on real estate acquired in settlement of loans	1,224	2,434
Interest on nonaccrual loans	237	1,135
Net operating losses	28,976	29,006
Other	9,337	9,683
Valuation allowance	(1,027)	(11,067)
Total	49,169	41,725

Deferred tax liabilities:
Net unrealized gain on available for sale securities	2,397	5,806
Other	7,297	6,381
Total	9,694	12,187
Net deferred tax assets	$39,475	$29,538

Note 6 — Stock Compensation Plans

The Company recorded $154,000 and $19,000 of total stock-based compensation expense for the six-month periods ended June 30, 2013 and June 30, 2012, respectively. The prior year period reduced expense is due to a change in expectation related to vesting of outstanding performance based awards. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related stock options or restricted stock grants and is reported within personnel expense. This expense had no impact on the Company’s reported cash flows. As of June 30, 2013, there was $873,000 of total unrecognized stock-based compensation expense. This expense will be fully recognized by December of 2015.

For purposes of determining estimated fair value of stock options and restricted stock grants, the Company has computed the estimated fair values of all stock-based compensation using the Black-Scholes option pricing model and, for stock options and restricted stock grants granted prior to December 31, 2012, has applied the assumptions set forth in the Annual Report. During the first six months of 2013, no stock options were granted to employees or directors.

On January 16, 2013, the Company’s Board of Directors awarded a total of 126,142 restricted stock units to certain executive officers. The fair value of these restricted stock units is $5.00 per unit, which was the closing price of the common stock on the grant date. On March 6, 2013, an additional 2,390 restricted stock units were awarded. The fair value of these restricted stock units is $5.91 per unit, the closing price of the Company’s common stock on the grant date. Another 1,460 restricted stock units were awarded on April 24, 2013. The fair value of these restricted stock units is $5.99 per unit, the closing price of the Company’s common stock on that date. The restricted stock units vest over a period of three years with half subject to meeting certain performance criteria.

On April 18, 2013, the U.S. Department of the Treasury (the “U.S. Treasury”) held an auction to sell all of its investment in the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), which was previously issued and sold to the U.S. Treasury in 2008 under the Capital Purchase Program (the “CPP”). The preferred shares were sold at a price of $980.50 per share, or 98.05% of the $1,000.00 per share liquidation value. The sale was settled on April, 29, 2013. Under the terms of the CPP, restricted stock units granted by the Company to certain employees may not fully vest until all of the U.S. Treasury’s investment in the Series A Preferred Stock has been repaid. Accordingly, because the U.S. Treasury sold the Series A Preferred Stock at a small discount to the $1,000.00 per share liquidation value, a portion of restricted stock units granted by the Company will never fully vest. As a result, following the sale by the U.S. Treasury, 48,125 restricted stock units were forfeited and canceled, 34,438 shares of common stock were issued pursuant to vested restricted stock units, and $78,000 was paid by the Company in lieu of issuing 13,222 shares to cover personal income tax. The Company recorded an expense reversal of $71,000 for the forfeited and canceled restricted stock units.

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

Loans. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Substantially all residential mortgage loans held for sale are pre-sold, and their carrying value approximates fair value. The fair value of variable rate loans with frequent repricing and negligible credit risk approximates book value.

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

The table below presents the estimated fair values of financial instruments as of June 30, 2013 and December 31, 2012:

		Estimated Fair Value
June 30, 2013	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$25,609	$25,609	$-	$-	$25,609
Investment securities	378,011	-	369,105	8,272	377,377
Loans	1,173,316	-	-	1,193,552	1,193,552
Financial liabilities:
Deposits	1,365,467	-	1,366,393	-	1,366,393
Wholesale repurchase agreements	21,000	-	23,730	-	23,730
Junior subordinated notes	25,774	-	-	11,766	11,766
FHLB borrowings	138,300	-	138,775	-	138,775

		Estimated Fair Value
December 31, 2012	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$39,791	$39,791	$-	$-	$39,791
Investment securities	393,815	-	386,130	7,685	393,815
Loans	1,128,791	-	-	1,142,346	1,142,346
Financial liabilities:
Deposits	1,332,493	-	1,333,888	-	1,333,888
Wholesale repurchase agreements	21,000	-	23,835	-	23,835
Junior subordinated notes	25,774	-	-	12,006	12,006
FHLB borrowings	113,000	-	113,833	-	113,833

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

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities at June 30, 2013	$-	$340,836	$8,272
Available for sale securities at December 31, 2012	-	386,130	7,685

The table below presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the six months ended June 30, 2013 and the year ended December 31, 2012 (in thousands):

	Six Months	Twelve Months
	Ended	Ended
	June 30	December 31
	2013	2012

Available for sale securities
Beginning balance	$7,685	$7,185
Purchases	8,739	6,514
Redemptions	(8,152)	(6,014)
Ending balance	$8,272	$7,685

The table below presents the assets measured at fair value on a non-recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Loans held for sale at June 30, 2013	$-	$5,908	$-
Loans held for sale at December 31, 2012	-	9,464	-
Real estate acquired in settlement of loans at June 30, 2013	-	-	4,508
Real estate acquired in settlement of loans at December 31, 2012	-	-	5,355
Impaired loans, net of allowance at June 30, 2013	-	-	9,174
Impaired loans, net of allowance at December 31, 2012	-	-	14,841

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

Pursuant to the CPP, on December 12, 2008, the Company issued and sold to the U.S. Treasury (i) 52,372 shares of Series A Preferred Stock and (ii) a warrant (the “Warrant”) to purchase 2,567,255 shares of the Company’s common stock at an exercise price of $3.06 per share, for an aggregate purchase price of $52,372,000 in cash. The fair value of the Warrant of $1,497,000 was estimated on the date of the grant using the Black-Scholes option-pricing model. The Series A Preferred Stock bears cumulative dividends of five percent for the first five years and nine percent thereafter. On April 18, 2013, the U.S. Treasury held an auction to sell all of its investment in the Company’s Series A Preferred Stock. The sale was settled on April, 29, 2013. As a consequence, the Company is no longer subject to many of the rules and regulations that were established in connection with the CPP. On May 15, 2013, the Company completed its repurchase of the Warrant for its fair market value of $7,779,000. Following the Company’s repurchase of the Warrant, the U.S. Treasury has no equity or other ownership interest in the Company. On June 3, 2013, the Company redeemed 37,372 of the Company’s 52,372 outstanding shares of Series A Preferred Stock at the liquidation price of $1,000 per share for a total of $37,372,000 plus $93,430 of accrued and unpaid dividends.

Note 9 — Agreement to Acquire Security Savings Bank

On June 13, 2013, the Company signed a definitive agreement to acquire Security Savings Bank, a mutual savings bank with approximately $224 million in assets, headquartered in Southport, North Carolina. This acquisition, which is subject to regulatory approval, will expand the Bank’s coastal North Carolina presence with six branches and one loan production office in Brunswick County.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operations during the time periods required by Item 303 of Regulation S-K for NewBridge Bancorp (the “Company”) and its wholly-owned subsidiary NewBridge Bank (the “Bank”).

The consolidated financial statements also include the accounts and results of operations of the Bank’s wholly-owned subsidiaries. This discussion and analysis is intended to complement the unaudited financial statements, notes and supplemental financial data in this Quarterly Report on Form 10-Q and should be read in conjunction therewith.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of the Company including but not limited to the Company’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects,” “anticipates,” “should,” “estimates,” “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation: (1) recently enacted legislation, or legislation enacted in the future, or any proposed federal programs may subject the Company to increased regulation and may adversely affect the Company; (2) the strength of the United States economy generally, and the strength of the local economies in which the Company conducts operations, may be different than expected, resulting in, among other things, a continued deterioration in credit quality, including the resultant effect on the Company’s loan portfolio and allowance for credit losses; (3) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”); (4) inflation, deflation, interest rate, market and monetary fluctuations; (5) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate and market liquidity conditions) and the impact of such conditions on the Company’s capital markets and capital management activities; (6) the timely development of competitive new products and services by the Company and the acceptance of these products and services by new and existing customers; (7) the willingness of customers to accept third party products marketed by the Company; (8) the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa; (9) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking and securities); (10) technological changes; (11) changes in consumer spending and saving habits; (12) the effect of corporate restructurings, acquisitions and/or dispositions, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (13) the current stresses in the financial and real estate markets, including possible continued deterioration in property values; (14) unanticipated regulatory or judicial proceedings; (15) the impact of changes in accounting policies by the Securities and Exchange Commission (the “SEC”); (16) adverse changes in financial performance and/or condition of the Company’s borrowers which could impact repayment of such borrowers’ outstanding loans; and (17) the Company’s success at managing the risks involved in the foregoing. The Company cautions that the foregoing list of important factors is not exhaustive. See also those risk factors identified in the section headed “Risk Factors,” beginning on page 13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 25, 2013 (the “Annual Report”). The Company undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time by or on behalf of the Company.

Introduction

The Company is a bank holding company incorporated under the laws of North Carolina and registered under the Bank Holding Company Act of 1956, as amended. The Company’s principal asset is the stock of its banking subsidiary, the Bank.

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net Interest Income

Net interest income for the second quarter of 2013, on a taxable equivalent basis, was $15.5 million, a decrease of $0.9 million, or 5.6%, from $16.4 million for the second quarter of 2012. Average earning assets in the second quarter of 2013 decreased $19.3 million, or 1.2%, to $1.57 billion, compared to $1.59 billion in the second quarter of 2012. Average interest-bearing liabilities in the second quarter of 2013 decreased $77.7 million, or 5.7%, to $1.28 billion, compared to $1.35 billion in the second quarter of 2012. Taxable-equivalent net interest margin decreased to 3.97% for the second quarter of 2013, compared to 4.16% for the second quarter of 2012, a decrease of 19 basis points. The interest rate spread decreased to 3.89% in the second quarter of 2013, compared to 4.07% in the second quarter of 2012, a decrease of 18 basis points.

The decrease in net interest margin and interest rate spread was driven primarily by a lower yield on taxable investment securities and a lower yield on the loan portfolio, partially offset by a lower cost of funds rate. The average yield on earning assets during the second quarter of 2013 decreased 37 basis points to 4.30% from 4.67% during the comparable period in 2012, while the average rate on interest-bearing liabilities decreased 18 basis points to 0.41% from 0.59%. The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three months ended June 30, 2013 and 2012.

(Fully taxable equivalent basis1, dollars in thousands)

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Earning assets:
Loans receivable[2]	$1,180,844	$13,740	4.67%	$1,176,015	$14,581	4.99%
Taxable securities	357,732	2,739	3.06	373,176	3,517	3.79
Tax exempt securities	16,058	271	6.75	17,806	281	6.35
FHLB stock	6,319	40	2.53	7,559	27	1.44
Interest-bearing bank balances	6,317	6	0.38	12,033	5	0.17

Total earning assets	1,567,270	16,796	4.30	1,586,589	18,411	4.67

Non-earning assets:
Cash and due from banks	25,187			26,616
Premises and equipment	34,999			36,578
Other assets	101,311			121,922
Allowance for credit losses	(26,516)			(27,963)

Total assets	$1,702,251	$16,796		$1,743,742	$18,411

Interest-bearing liabilities:
Savings deposits	$47,865	$6	0.05%	$44,707	$6	0.05%
NOW deposits	424,568	170	0.16	434,307	349	0.32
Money market deposits	333,532	145	0.17	375,501	344	0.37
Time deposits	328,514	401	0.49	364,675	686	0.76
Other borrowings	47,349	330	2.80	47,282	342	2.91
Borrowings from Federal Home Loan Bank	94,490	244	1.04	87,505,	269	1.24

Total interest-bearing liabilities	1,276,318	1,296	0.41	1,353,977	1,996	0.59

Other liabilities and shareholders’ equity:
Demand deposits	222,243			201,997
Other liabilities	18,271			19,154
Shareholders’ equity	185,419			168,614
Total liabilities and shareholders’ equity	$1,702,251	1,296		$1,743,742	1,996

Net interest income and net interest margin[3]		$15,500	3.97%		$16,415	4.16%

Interest rate spread[4]			3.89%			4.07%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $90 for 2013 and $92 for 2012.

[2]	The average loans receivable balances include nonaccruing loans. Amortization of loan fees, net of deferred costs, and other loan-related fees of $111 and $120 for the three months ended June 301, 2013 and 2012, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense

In the second quarter of 2013, noninterest income increased 378.3% to $4.8 million, from $1.0 million during the same period in 2012. The Company recognized gains on the sale of investment securities of $70,000 during the second quarter of 2013. No investment securities were sold during the three months ended June 30, 2012. Retail banking income increased 9.8% to $2.6 million in the second quarter of 2013 from $2.3 million in the second quarter of 2012 due primarily to changes in the rate and fee structures the Company applied to certain product offerings in the fourth quarter of 2012. Wealth management revenue increased 8.4% to $608,000 in the second quarter of 2013, from $561,000 in the second quarter of 2012. Writedowns and gains (losses) on sales of real estate acquired in settlement of loans (“OREO”) was a net gain of $611,000 in the second quarter of 2013, compared to a net loss of $3.0 million during the same period last year. The Company also had a net gain of $18,000 on other equity investments, which is reflected within other noninterest income.

In the second quarter of 2013, noninterest expense increased 3.2% to $14.2 million, from $13.7 million in the second quarter of 2012. Personnel expense increased 3.9% to $7.5 million, from $7.2 million in the prior year second quarter. The increase is due primarily to the Company’s investments in its Charlotte and Raleigh commercial banking teams and, to a lesser extent, other key banking team additions in the Triad market. OREO expense declined 32.7% to $138,000, from $205,000 in the same period last year.

The following table presents the details of Other Noninterest Expense (dollars in thousands):

	Three Months Ended
	June 30		Percentage
	2013	2012	Variance

Other noninterest expense:
Advertising	$455	$386	17.9%
Bankcard expense	124	103	20.4
Postage	161	189	(14.8)
Telephone	199	172	15.7
Amortization of core deposit intangible	182	182	0.0
Stationery, printing and supplies	126	100	26.0
Other expense	1,165	1,121	3.9
Total noninterest expense	$2,412	$2,253	7.1

Income Taxes

The effective tax rate for the second quarter of 2013 is (131.4)%, as the Company recorded the reversal of a substantial portion of the valuation allowance against its deferred tax asset (refer to Note 5 of the Notes to Consolidated Financial Statements). The Company recorded income tax expense of $312,000 for the second quarter of 2012 at an effective tax rate of 25.3%.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net Interest Income

Net interest income for the first half of 2013, on a taxable equivalent basis, was $30.7 million, a decrease of $2.0 million, or 6.2%, from $32.7 million for the first half of 2012. Average earning assets in the first half of 2013 decreased $13.9 million, or 0.9%, to $1.57 billion, compared to $1.58 billion in the first half of 2012. Average interest-bearing liabilities in the first half of 2013 decreased $83.5 million, or 6.1%, to $1.28 billion, compared to $1.36 billion in the first half of 2012. Taxable equivalent net interest margin decreased to 3.94% for the first half of 2013, compared to 4.15% for the first half of 2012, a decrease of 21 basis points. The interest rate spread decreased to 3.86% in the first half of 2013, compared to 4.06% in the first half of 2012, a decrease of 20 basis points.

The decrease in net interest margin and interest rate spread was driven primarily by a lower yield on taxable investment securities and a lower yield on the loan portfolio, partially offset by a lower cost of funds rate. The average yield on earning assets during the first half of 2013 decreased 43 basis points to 4.28% from 4.71% during the comparable period in 2012, while the average rate on interest-bearing liabilities decreased 22 basis points to 0.42% from 0.64%. For the six months ended June 30, 2013, the annualized average yield on loans decreased to 4.66% from 5.01% for the six months ended June 30, 2012. The net interest margin is also impacted by changes in interest income from nonaccrual loans. For the six months ended June 30, 2013, nonaccrual interest decreased the net interest margin by five basis points compared to nine basis points for the six months ended June 30, 2012. The following table provides an analysis of average volumes, yields and rates and net interest income on a taxable equivalent basis for the six months ended June 30, 2013 and 2012.

(Fully taxable equivalent basis1, dollars in thousands)

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Earning assets:
Loans receivable[2]	$1,174,877	$27,166	4.66%	$1,183,528	$29,503	5.01%
Taxable securities	361,283	5,488	3.04	355,474	6,882	3.89
Tax exempt securities	16,326	570	6.98	17,807	573	6.47
FHLB stock	6,695	83	2.48	7,372	51	1.39
Interest-bearing bank balances	9,143	13	0.29	18,005	20	0.22

Total earning assets	1,568,324	33,320	4.28	1,582,186	37,029	4.71

Non-earning assets:
Cash and due from banks	24,801			26,482
Premises and equipment	35,221			36,510
Other assets	100,761			123,357
Allowance for credit losses	(26,671)			(28,573)

Total assets	$1,702,436	$33,320		$1,739,962	$37,029

Interest-bearing liabilities:
Savings deposits	$46,666	$12	0.05%	$43,577	$14	0.06%
NOW deposits	421,617	371	0.18	437,683	755	0.35
Money market deposits	329,085	300	0.18	376,668	801	0.43
Time deposits	333,949	827	0.50	373,783	1,559	0.84
Other borrowings	47,138	656	2.81	47,061	689	2.94
Borrowings from Federal
Home Loan Bank	97,551	497	1.03	80,737	528	1.32

Total interest-bearing liabilities	1,276,006	2,663	0.42	1,359,509	4,346	0.64

Other liabilities and shareholders’ equity:
Demand deposits	215,918			193,172
Other liabilities	19,307			19,841
Shareholders’ equity	191,205			167,440
Total liabilities and shareholders’ equity	$1,702,436	2,663		$1,739,962	4,346

Net interest income and net interest margin[3]		$30,657	3.94%		$32,683	4.15%

Interest rate spread[4]			3.86%			4.06%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $190 for 2013 and $188 for 2012.

[2]	The average loans receivable balances include nonaccruing loans. Amortization of loan fees, net of deferred costs, and other loan-related fees of $112 and $289 for the six months ended June 30, 2013 and 2012, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense

In the first half of 2013, noninterest income increased to $9.6 million, from $4.0 million during the same period in 2012. The Company recognized gains on the sale of investment securities of $278,000 during the first half of 2013, whereas no investment securities were sold during the six months ended June 30, 2012. Retail banking income increased 8.7% to $5.0 million in the first half of 2013 from $4.6 million in the first half of 2012 due primarily to changes in the rate and fee structures the Company applied to certain product offerings in the fourth quarter of 2012. Wealth management revenue increased 8.2% to $1.3 million in the first six months of 2013, from $1.2 million in the same period last year. Writedowns and gains (losses) on sales of OREO was a net gain of $736,000 in the first six months of 2013, compared to a net loss of $4.0 million during the same period last year. The Company also had a net gain of $287,000 on other equity investments during the first six months of 2013, which is reflected within other noninterest income.

In the first half of 2013, noninterest expense increased 3.6% to $28.3 million from $27.3 million in the first half of 2012. Personnel expense increased 7.3% to $15.3 million, from $14.3 million in the first half of 2012. The increase is due primarily to the Company’s investments in its Charlotte and Raleigh commercial banking teams and, to a lesser extent, other key banking team additions in the Triad market. OREO expense declined 42.8% to $299,000, from $523,000 in the same period last year.

The following table presents the details of Other Noninterest Expense (dollars in thousands):

	Six Months Ended
	June 30		Percentage
	2013	2012	Variance

Other noninterest expense:
Advertising	$804	$783	2.7%
Bankcard expense	234	212	10.4
Postage	353	386	(8.5)
Telephone	407	343	18.7
Amortization of core deposit intangible	363	363	0.0
Stationery, printing and supplies	242	215	12.6
Other expense	2,221	2,259	(1.7)
Total noninterest expense	$4,624	$4,561	1.4

Income Taxes

The effective tax rate for the first half of 2013 is (67.7)%, as the Company recorded the reversal of a substantial portion of the valuation allowance against its deferred tax asset (refer to Note 5 of the Notes to Consolidated Financial Statements). The Company recorded income tax expense of $929,000 for the first half of 2012 at an effective tax rate of 27.6%.

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

At June 30, 2013, the allowance for credit losses was $26.4 million, or 2.20% of loans held for investment, compared to $26.6 million, or 2.30% of loans held for investment, at December 31, 2012, and $25.2 million, or 2.17% of loans held for investment, at June 30, 2012. At June 30, 2013, the allowance for credit losses was 190.83% of nonperforming loans, 124.67% at December 31, 2012 and 72.75% at June 30, 2012. Based on analysis of the current loan portfolio and levels of problem assets and potential problem loans, management believes the allowance for credit losses is adequate. Additional information regarding the allowance for credit losses is presented in the table headed “Asset Quality Analysis” on page 37.

Nonperforming loans totaled $13.8 million at June 30, 2013, compared to $21.4 million at December 31, 2012 and $34.7 million at June 30, 2012. OREO was $4.5 million at June 30, 2013, $5.4 million at December 31, 2012, and $24.5 million at June 30, 2012. The decreases from the prior year second quarter reflect the successful completion of the Company’s asset disposition plan in 2012, which resulted in a $106 million reduction in adversely classified assets. Approximately $2.9 million was transferred from loans into OREO, and approximately $3.6 million of OREO was disposed of during the first six months of 2013. A net gain of $736,000 has been recorded on the disposition and writedowns of OREO in the current year, through June 30, 2013, compared to a net loss of $4.0 million in the first half of 2012. The Company recorded $299,000 of expenses on OREO during the first six months of 2013, compared to $523,000 in the first half of 2012. Nonperforming assets (comprised of nonaccrual loans, restructured loans and OREO) totaled $18.3 million, or 1.06% of total assets, at June 30, 2013, compared to $26.7 million, or 1.56% of total assets, at December 31, 2012 and $59.2 million, or 3.38% of total assets, a year ago.

Classified assets are summarized in the following table (dollars in thousands):

	June 30	December 31	June 30
	2013	2012	2012
Loans identified as impaired	$10,610	$16,400	$32,955
Other nonperforming loans	3,222	4,960	1,725
Total nonperforming loans	13,832	21,360	34,680
Performing classified loans	20,086	26,498	71,673
Total classified loans	33,918	47,858	106,353
OREO	4,508	5,355	24,491
Total classified assets	$38,426	$53,213	$130,844
Classified percentage(1)	20.56%	30.53%	63.24%

(1) Percentage of classified assets to the Bank’s Tier 1 capital and reserves.

The Bank is well within the regulatory commercial real estate high concentration guidelines in land acquisition, development and construction (the “AD&C portfolio”) loans, as well as total commercial real estate loans. At June 30, 2013, the Bank’s concentration levels were 40.91% and 158.52%, respectively, of total regulatory capital, which compares favorably to the interagency regulatory guidance maximum concentrations of 100% and 300%, respectively. The Bank’s AD&C portfolio totaled $72.6 million at June 30, 2013, including $21.9 million of speculative residential construction and residential acquisition and development. This portfolio is largely graded as classified loans.

The provision for credit losses charged to operations for the three months ended June 30, 2013 totaled $1.0 million, compared to $2.4 million for the three months ended June 30, 2012. Net chargeoffs for the three months ended June 30, 2013 were $0.7 million, or 0.24% of average loans held for investment on an annualized basis, compared to net chargeoffs of $5.0 million, or 1.73% of average loans held for investment on an annualized basis, for the three months ended June 30, 2012.

The provision for credit losses charged to operations for the six months ended June 30, 2013 totaled $2.0 million, compared to $5.8 million for the six months ended June 30, 2012. Net chargeoffs for the six months ended June 30, 2013 were $2.3 million, or 0.39% of average loans held for investment on an annualized basis, compared to net chargeoffs of $9.4 million, or 1.60% of average loans held for investment on an annualized basis, for the six months ended June 30, 2012.

Asset Quality Analysis

(dollars in thousands)

	Three Months Ended June 30 2013	Year Ended December 31 2012	Three Months Ended June 30 2012
Allowance for credit losses:
Balance, beginning of period	$26,067	$28,844	$27,918
Loans charged off:
Secured by owner-occupied nonfarm nonresidential properties	43	9,297	227
Secured by other nonfarm nonresidential properties	125	3,634	505
Other commercial and industrial	144	4,375	274
Total Commercial	312	17,306	1,006

Construction loans – 1 to 4 family residential	182	439	210
Other construction and land development	267	8,335	1,684
Total Real estate – construction	449	8,774	1,894

Closed-end loans secured by 1 to 4 family residential properties	482	8,342	2,027
Lines of credit secured by 1 to 4 family residential properties	124	4,205	300
Loans secured by 5 or more family residential properties	-	790	-
Total Real estate – mortgage	606	13,337	2,327

Credit cards	61	348	99
Other consumer loans	115	843	149
Total Consumer	176	1,191	248

Total Other	-	3	2

Total chargeoffs	1,543	40,611	5,477

Recoveries of loans previously charged off:
Total Commercial	155	879	101
Total Real estate – construction	231	423	10
Total Real estate – mortgage	361	766	270
Total Consumer	72	314	48
Total Other	15	122	1
Total Recoveries	834	2,504	430
Net loans charged off	709	38,107	5,047
Provision for credit losses	1,037	35,893	2,360

Balance, end of period	$26,395	$26,630	$25,231

Nonperforming Assets:
Commercial nonaccrual loans, not restructured	$4,991	$5,528	$10,331
Commercial nonaccrual loans, restructured	879	670	8,243
Non-commercial nonaccrual loans, not restructured	4,334	9,855	8,195
Non-commercial nonaccrual loans, restructured	1,011	1,459	2,616
Total nonaccrual loans	11,215	17,512	29,385
Troubled debt restructured, accruing	2,602	3,804	5,230
Loans 90 days or more past due and still accruing	15	44	65
Total nonperforming loans	13,832	21,360	34,680
OREO	4,508	5,355	24,491
Total nonperforming assets	$18,340	$26,715	$59,171

Asset Quality Percentages:
Nonperforming loans to loans held for investment at end of period	1.15%	1.85%	2.98%
Nonperforming assets to total assets at end of period	1.06%	1.56%	3.38%
Allowance for credit losses as a percentage of loans held for investment at end of period	2.20%	2.30%	2.17%
Allowance for credit losses to nonperforming loans	190.83%	124.67%	72.75%
Net chargeoffs as a percentage of average loans outstanding during the period (annualized for interim periods)	0.24%	3.26%	1.73%

	Six Months Ended June 30 2013	Year Ended December 31 2012	Six Months Ended June 30 2012
Allowance for credit losses:
Balance, beginning of period	$26,630	$28,844	$28,844
Loans charged off:
Secured by owner-occupied nonfarm nonresidential properties	175	9,297	1,146
Secured by other nonfarm nonresidential properties	125	3,634	610
Other commercial and industrial	235	4,375	585
Total Commercial	535	17,306	2,341

Construction loans – 1-4 family residential	182	439	210
Other construction and land development	571	8,335	2,532
Total Real estate – construction	753	8,774	2,742

Closed-end loans secured by 1 to 4 family residential properties	1,290	8,342	2,526
Lines of credit secured by 1 to 4 family residential properties	351	4,205	2,169
Loans secured by 5 or more family residential properties	-	790	-
Total Real estate – mortgage	1,641	13,337	4,695

Credit cards	113	348	211
Other consumer loans	517	843	320
Total Consumer	630	1,191	531

Total Other	-	3	2

Total chargeoffs	3,559	40,611	10,311

Recoveries of loans previously charged off:
Total Commercial	224	879	176
Total Real estate – construction	333	423	185
Total Real estate – mortgage	556	766	400
Total Consumer	145	314	121
Total Other	50	122	13
Total Recoveries	1,308	2,504	895
Net loans charged off	2,251	38,107	9,416
Provision for credit losses	2,016	35,893	5,803

Balance, end of period	$26,395	$26,630	$25,231
Nonperforming Assets:
Commercial nonaccrual loans, not restructured	$4,991	$5,528	$10,331
Commercial nonaccrual loans, restructured	879	670	8,243
Non-commercial nonaccrual loans, not restructured	4,334	9,855	8,195
Non-commercial nonaccrual loans, restructured	1,011	1,459	2,616
Total nonaccrual loans	11,215	17,512	29,385
Troubled debt restructured, accruing	2,602	3,804	5,230
Loans 90 days or more past due and still accruing	15	44	65
Total nonperforming loans	13,832	21,360	34,680
OREO	4,508	5,355	24,491
Total nonperforming assets	$18,340	$26,715	$59,171
Asset Quality Percentages:
Nonperforming loans to loans held for investment at end of period	1.15%	1.85%	2.98%
Nonperforming assets to total assets at end of period	1.06%	1.56%	3.38%
Allowance for credit losses as a percentage of loans held for investment at end of period	2.20%	2.30%	2.17%
Allowance for credit losses to nonperforming loans	190.83%	124.67%	72.75%
Net chargeoffs as a percentage of average loans outstanding during the period (annualized for interim periods)	0.39%	3.26%	1.60%

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

During the first six months of 2013, the Company had net cash provided by operating activities of $12.1 million, compared to $14.8 million in the first six months of 2012. Proceeds from sales of loans held for sale in excess of originations of loans held for sale were $4.6 million during the first half of 2013, compared to $3.3 million in the first half of 2012. Net income increased $13.9 million in the first half of 2013 compared to the first half of 2012, partially due to a deferred income tax benefit of $6.6 million for the first six months of 2013 compared to a deferred income tax expense of $0.9 million for the first six months of 2012. The provision for credit losses decreased $3.8 million for the first half of 2013 compared to the first half of 2012. For the first six months of 2013, there was a net gain of $736,000 related to OREO, compared to a net loss of $4.0 million for the first six months of 2012. In addition, there were gains on sales of investment securities of $278,000 during the first half of 2013, while no securities were sold during the first half of 2012.

Net cash used in investing activities for the first six months of 2013 was $38.0 million, compared to net cash used in investing activities for the first six months of 2012 of $13.4 million. This change is primarily attributable to an increase in loans held for investment of $49.5 million, compared to a decrease of $22.1 million during the same period last year, partially offset by proceeds from sales, calls, maturities and prepayments of securities available for sale of $116.9 million during the first half of 2013, compared to $65.3 million during the same period last year. During the first six months of 2013, proceeds from the sale of OREO were $4.5 million, compared to $8.0 million during the same period last year.

During the six months ended June 30, 2013, net cash provided by financing activities was $11.7 million, compared to net cash provided by financing activities of $6.6 million during the same period of 2012. The change was primarily the result of an increase in demand, NOW, money market and savings deposits of $46.2 million during the first half of 2013, compared to an increase of $17.8 million in the same deposit products during the first half of 2012, partially offset by a decrease in time deposits of $13.2 million in the first six months of 2013, compared to an increase of $12.8 million in time deposits during the same period last year. During the first six months of 2013, borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) increased $25.3 million, compared to a decrease of $22.7 million during the same period last year. During the first half of 2013, the Company had cash outflows of $37.5 million (including related expense of $100,000) for redemption of preferred stock and $7.8 million for repurchase of stock warrant, as discussed on page 40 under the heading “Capital Resources and Shareholder’s Equity.”

Cash and cash equivalents totaled $25.6 million at June 30, 2013, compared to $39.8 million at December 31, 2012 and $61.9 million at June 30, 2012.

The Bank has borrowing capacity of approximately $288.4 million with the FHLB, of which approximately $100.1 million was available at June 30, 2013 after deducting $50.0 million in letters of credit and $138.3 million in outstanding borrowings. These borrowings are collateralized by FHLB stock, investment securities, qualifying residential 1 to 4 family first mortgage loans, qualifying multifamily first mortgage loans, qualifying commercial real estate loans, and qualifying home equity lines of credit and second mortgage loans. The Bank provides various reports to the FHLB on a regular basis to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the line of credit. The Bank also has $5.3 million of borrowing capacity through the Federal Reserve Bank System, of which none was used as of June 30, 2013. The line with the Federal Reserve Bank of Richmond is collateralized using qualified loans. In addition, the Bank has $25.0 million in unsecured, overnight federal funds lines with correspondent banks.

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

The following table summarizes the results of the Company’s income simulation model as of March 31, 2013, the most currently available review date.

	Change in Net Interest Income
	Year 1	Year 2
Change in Market Interest Rates:
200 basis point ramped increase	(0.23)%	(3.57)%
Base case – no change	-	(2.70)%
100 basis point ramped decrease	(0.19)%	(4.96)%

Capital Resources and Shareholders’ Equity

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

On April 18, 2013, the U.S. Department of the Treasury (the “U.S. Treasury”) held an auction to sell all of its investment in the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”). The sale was settled on April, 29, 2013. As a consequence, the Company is no longer subject to many of the rules and regulations that were established in connection with the Capital Purchase Program (the “CPP”). Subsequent to the auction, 34,438 shares of common stock were issued pursuant to vested restricted stock units. On May 15, 2013, the Company completed its repurchase from the U.S. Treasury of a warrant (the “Warrant”) to purchase 2,567,255 shares of the Company’s common stock. The Company repurchased the Warrant for its fair market value of $7,779,000. Following the Company’s repurchase of the Warrant, the U.S. Treasury has no equity or other ownership interest in the Company. On June 3, 2013, the Company redeemed 37,372 of the Company’s 52,372 outstanding shares of Series A Preferred Stock at the liquidation price of $1,000 per share for a total of $37,372,000 plus $93,430 of accrued and unpaid dividends. The Company did not repurchase any of its equity securities during 2012.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The North Carolina Commissioner of Banks, the Federal Reserve and the Federal Deposit Insurance Corporation, which are the primary banking regulatory agencies for the Bank and the Company, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines.

As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of June 30, 2013.

	Regulatory Capital
	Well Capitalized	Adequately Capitalized	Company	Bank

Total Capital	10.0%	8.0%	13.47%	12.97%
Tier 1 Capital	6.0	4.0	12.19	11.69
Leverage Capital	5.0	4.0	10.01	9.60

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of future period net interest income or other comprehensive income.

The Company considers interest rate risk to be its most significant market risk, which is discussed under the heading “Interest Rate Risk Management” on page 40.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management, including its CEO, CFO and Chief Accounting Officer (“CAO”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of June 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation, and amendments thereto, incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

3.2	Articles of Merger of FNB with and into LSB, including amendments to the Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

3.3	Amended and Restated Bylaws adopted by the Board of Directors on August 17, 2004 and amended on July 23, 2008 (with identified Bylaw approved by the shareholders) incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009 (SEC File No. 000-11448).

3.4	Articles of Amendment, filed with the North Carolina Department of the Secretary of State on December 12, 2008, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

3.5	Articles of Amendment to Designate the Terms of the Series B Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock and Series C Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on November 30, 2012 (SEC File No. 000-11448).

3.6	Articles of Amendment, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on February 21, 2013 (SEC File No. 000-11448).

4.1	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.02 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.2	Guarantee Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.03 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.3	Indenture, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.04 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.4	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.5	Certificate of Designation for the Class B Common Stock, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on February 21, 2013 (SEC File No. 000-11448).

4.6	Specimen certificate of Class A Common Stock, no par value.

10.1	Benefit Equivalency Plan of FNB Southeast, effective January 1, 1994, incorporated herein by reference to Exhibit 10 of the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the SEC (SEC File No. 000-13086).*

10.2	1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1995, filed with the SEC on March 28, 1996 (SEC File No. 000-11448).*

10.3	Omnibus Equity Compensation Plan, incorporated herein by reference to Exhibit 10(B) of the Annual Report on Form 10-KSB40 for the fiscal year ended December 31, 1996, filed with the SEC on March 31, 1997 (SEC File No. 000-13086).*

10.4	Amendment to Benefit Equivalency Plan of FNB Southeast, effective January 1, 1998, incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 25, 1999 (SEC File No. 000-13086).*

10.5	Amendment Number 1 to 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).*

10.6	Long Term Stock Incentive Plan for certain senior management employees of FNB Southeast, incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003 (SEC File No. 000-13086).*

10.7	Form of Stock Option Award Agreement for a Director adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.8	Form of Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.9	Form of Amendment to the applicable Grant Agreements under the 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.10	Form of Amendment to the Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.11	Restated Form of Director Fee Deferral Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.12	Form of Stock Appreciation Rights Award Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.13	FNB Amended and Restated Directors Retirement Policy, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.14	Amendment to the FNB Directors and Senior Management Deferred Compensation Plan Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, FNB Southeast and FNB, dated July 31, 2007, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.15	Directors and Senior Management Deferred Compensation Plan Trust Agreement between FNB Southeast and Morgan Trust Company, incorporated herein by reference to Exhibit 99.7 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.16	Second Amendment to the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, NewBridge Bancorp and NewBridge Bank, which is incorporated by reference to Exhibit 99.8 of the current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448). *

10.17	NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.18	First Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.10 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.19	NewBridge Bancorp Amended and Restated Long Term Stock Incentive Plan, formerly the “FNB Long Term Stock Incentive Plan” (the “2006 Omnibus Plan”), incorporated herein by reference to Exhibit 10.27 of the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 (SEC File No. 000-11448).*

10.20	Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.44 of the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.21	Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.45 of the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.22	Letter Agreement, dated December 12, 2008, between NewBridge Bancorp and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and the Warrant, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

10.23	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and David P. Barksdale, dated January 12, 2012, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on January 30, 2012 (SEC File No. 000-11448).*

10.24	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and Ramsey K. Hamadi, dated March 2, 2012, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on March 2, 2012 (SEC File No. 000-11448).*

10.25	Second Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 11, 2012, incorporated herein by reference to Exhibit 10.33 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.26	Third Amendment to the Trust Agreement for the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy, effective March 5, 2012, incorporated herein by reference to Exhibit 10.34 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.27	Appointment of Successor Trustee under the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management dated March 5, 2012, incorporated herein by reference to Exhibit 10.35 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.28	Second Form of Restricted Stock Award Agreement adopted under the Amended and Restated comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.36 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.29	Third Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.37 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.30	Fourth Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.38 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.31	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and Pressley A. Ridgill, executed September 9, 2009, and effective January 1, 2013, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 5, 2012 (SEC File No. 000-11448).*

10.32	Form of Securities Purchase Agreement, dated November 1, 2012, between NewBridge Bancorp and certain investors, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 1, 2012 (SEC File No. 000-11448).

10.33	Form of Registration Rights Agreement, dated November 1, 2012, between NewBridge Bancorp and certain investors, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on November 1, 2012 (SEC File No. 000-11448).

10.34	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and William W. Budd, Jr., executed February 8, 2013, and effective March 5, 2013, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on February 11, 2013 (SEC File No. 000-11448).*

10.35	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and Robin S. Hager, executed February 8, 2013, and effective August 1, 2013, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on February 11, 2013 (SEC File No. 000-11448).*

10.36	Third Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 23, 2013, incorporated herein by reference to Exhibit 10.38 of the Annual Report on Form 10-K filed with the SEC on March 25, 2013 (SEC File No. 000-11448).*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Financial Statements filed in XBRL format.

*Management contract and compensatory arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2013	NEWBRIDGE BANCORP
(Registrant)

	By:	/s/ Ramsey K. Hamadi
Name: Ramsey K. Hamadi
Title: Senior Executive Vice President and Chief Financial Officer
(Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

