Form 10-Q
period 2013-09-30
NEWBRIDGE BANCORP
filed 2013-11-08
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2013

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

At November 7, 2013, the registrant had 25,291,568 shares of Class A Common Stock outstanding and 3,186,748 shares of Class B Common Stock outstanding.

NEWBRIDGE BANCORP

FORM 10-Q
TABLE OF CONTENTS

		Page
	PART I
	Financial Information

Item 1	Financial Statements	3
	Consolidated Balance Sheets September 30, 2013 and December 31, 2012	3
	Consolidated Statements of Income Three Months and Nine Months Ended September 30, 2013 and 2012	4
	Consolidated Statements of Comprehensive Income Three Months and Nine Months Ended September 30, 2013 and 2012	5
	Consolidated Statements of Changes in Shareholders’ Equity Nine Months Ended September 30, 2013 and 2012	6
	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2013 and 2012	7
	Notes to Consolidated Financial Statements	9
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4	Controls and Procedures	43

	PART II
	Other Information

Item 6	Exhibits	44

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

NewBridge Bancorp and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share data)

	September 30	December 31
	2013	2012
Assets
Cash and due from banks	$32,313	$30,785
Interest-bearing bank balances	24,583	9,006
Loans held for sale	3,744	9,464
Available for sale investment securities	304,311	393,815
Held to maturity investment securities (market value $52,401 at September 30, 2013)	53,226	-
Loans	1,266,361	1,155,421
Less allowance for credit losses	(25,385)	(26,630)
Net loans	1,240,976	1,128,791
Premises and equipment	34,399	35,570
Real estate acquired in settlement of loans	2,695	5,355
Bank-owned life insurance	46,411	45,262
Deferred tax assets	36,908	29,538
Other assets	22,776	21,121
Total assets	$1,802,342	$1,708,707

Liabilities
Noninterest-bearing deposits	$241,246	$206,023
NOW deposits	413,268	424,720
Savings and money market deposits	382,885	367,776
Time deposits	374,611	333,974
Total deposits	1,412,010	1,332,493
Borrowings from the Federal Home Loan Bank	162,700	113,000
Other borrowings	46,774	46,774
Accrued expenses and other liabilities	18,012	20,426
Total liabilities	1,639,496	1,512,693

Shareholders’ Equity
Preferred stock – Authorized 30,000,000 shares no par value at 9/30/2013 and 10,000,000 shares $.01 par value per share at 12/31/2012
Series A preferred stock
Reserved – 52,372 shares liquidation preference $1,000 per share; issued and outstanding – 15,000 at 9/30/2013 and 52,372 at 12/31/2012	14,981	52,089
Series B mandatorily convertible preferred stock
Reserved – 1,000,000 shares liquidation preference $100 per share; issued and outstanding – 422,456 at 12/31/2012	-	42,246
Series C mandatorily convertible preferred stock
Reserved – 500,000 shares liquidation preference $100 per share; issued and outstanding – 140,217 at 12/31/2012	-	14,022
Common stock, $5.00 par value per share at 12/31/2012 – Authorized 50,000,000 shares; issued and outstanding – 15,655,868 at 12/31/2012	210,153	78,279
Class A, no par value – Authorized 90,000,000 shares; issued and outstanding – 25,291,568 at 9/30/2013
Class B, no par value – Authorized 10,000,000 shares; issued and outstanding – 3,186,748 at 9/30/2013
Paid-in capital	-	83,259
Directors’ deferred compensation plan	(468)	(468)
Accumulated deficit	(58,068)	(75,697)
Accumulated other comprehensive income (loss)	(3,752)	2,284
Total shareholders’ equity	162,846	196,014
Total liabilities and shareholders’ equity	$1,802,342	$1,708,707

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Income
(Unaudited; dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Interest Income
Interest and fees on loans	$13,969	$14,084	$41,135	$43,587
Interest on investment securities
Taxable	2,975	3,061	8,546	9,994
Tax exempt	196	186	576	571
Interest bearing bank balances and federal funds sold	2	10	15	30
Total interest income	17,142	17,341	50,272	54,182

Interest Expense
Deposits	737	1,088	2,247	4,217
Borrowings from the Federal Home Loan Bank	271	232	768	760
Other borrowings	338	343	994	1,032
Total interest expense	1,346	1,663	4,009	6,009
Net interest income	15,796	15,678	46,263	48,173
Provision for credit losses	33	28,881	2,049	34,684
Net interest income after provision for credit losses	15,763	(13,203)	44,214	13,489

Noninterest Income
Retail banking	2,614	2,308	7,592	6,888
Mortgage banking services	302	732	1,347	1,848
Wealth management services	682	645	1,932	1,800
Gain on sales of investment securities	458	3	736	3
Bank-owned life insurance	317	326	1,107	1,171
Other	124	171	671	468
Total noninterest income	4,497	4,185	13,385	12,178

Noninterest Expense
Personnel	8,052	7,513	23,387	21,800
Occupancy	1,034	2,155	3,073	4,183
Furniture and equipment	840	832	2,510	2,495
Technology and data processing	1,032	1,039	3,071	3,074
Legal and professional	603	858	2,031	2,219
FDIC insurance	444	444	1,329	1,326
Real estate acquired in settlement of loans	152	11,066	(285)	15,573
Other	2,254	3,225	6,878	7,786
Total noninterest expense	14,411	27,132	41,994	58,456
Income (Loss) before income taxes	5,849	(36,150)	15,605	(32,789)
Income tax expense (benefit)	2,861	(3,700)	(3,740)	(2,771)
Net Income (Loss)	2,988	(32,450)	19,345	(30,018)
Dividends and accretion on preferred stock	(208)	(729)	(1,616)	(2,188)
Net Income (Loss) available to common shareholders	$2,780	$(33,179)	$17,729	$(32,206)

Earnings per share
Basic	$0.10	$(2.12)	$0.68	$(2.06)
Diluted	$0.10	$(2.12)	$0.61	$(2.06)

Weighted average shares outstanding
Basic	28,478,316	15,655,868	26,025,601	15,655,868
Diluted	28,572,565	15,655,868	29,203,192	15,655,868

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited; dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Net Income (Loss)	$2,988	$(32,450)	$19,345	$(30,018)
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains on securities:
Unrealized holding gains (losses) arising during period, net of tax of $(242), $1,867, $(3,541), and $5,087, respectively	(372)	2,863	(5,428)	7,797
Reclassification adjustment for (gains) losses included in net income, net of tax of $181, $1, $291, and $1, respectively	(277)	(2)	(445)	(2)
Defined benefit pension plans:
Amortization of post retirement benefit, net of tax of $6, $6, $18 and $18, respectively	(9)	(9)	(28)	(29)
Adjustment to deferred tax asset resulting from North Carolina State income tax rate reduction	(135)	-	(135)	-
Total other comprehensive income (loss)	(793)	2,852	(6,036)	7,766
Comprehensive Income (Loss)	$2,195	$(29,598)	$13,309	$(22,252)

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2013 and 2012
(Unaudited; dollars in thousands)

								Directors’		Accumulated
	Preferred	Preferred	Preferred	Common Stock				Deferred		Other	Total
	Stock	Stock	Stock	Class A	Class B		Paid-In	Comp	Accumulated	Comprehensive	Shareholders’
	Series A	Series B	Series C	Shares	Shares	Amount	Capital	Plan	Deficit	Income (Loss)	Equity
Balances at December 31, 2011	$51,789	$-	$-	15,655,868	-	$78,279	$87,190	$(575)	$(47,525)	$(5,771)	$163,387
Net Income (Loss)									(30,018)		(30,018)
Change in accumulated other
comprehensive income (loss)
net of deferred income taxes										7,766	7,766
Dividends and accretion on
preferred stock	225								(2,188)		(1,963)
Stock-based compensation							86				86
Distributions								107			107
Balances at September 30, 2012	$52,014	$-	$-	15,655,868	-	$78,279	$87,276	$(468)	$(79,731)	$1,995	$139,365

Balances at December 31, 2012	$52,089	$42,246	$14,022	15,655,868	-	$78,279	$83,259	$(468)	$(75,697)	$2,284	$196,014
Net Income (Loss)									19,345		19,345
Change in accumulated other
comprehensive income (loss)
net of deferred income taxes										(6,036)	(6,036)
Conversion of preferred stock		(42,246)	(14,022)	9,601,262	3,186,748	139,410	(83,259)				(117)
Redemption of preferred stock	(37,372)								(100)		(37,472)
Dividends and accretion on
preferred stock	264								(1,616)		(1,352)
Repurchase of stock warrant						(7,779)					(7,779)
Stock issuance pursuant to RSUs				34,438		(52)					(52)
Stock-based compensation						295					295
Balances at September 30, 2013	$14,981	$-	$-	25,291,568	3,186,748	$210,153	$-	$(468)	$(58,068)	$(3,752)	$162,846

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

	Nine Months Ended
	September 30
	2013	2012
Cash Flow from operating activities
Net Income (Loss)	$19,345	$(30,018)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,746	2,585
Securities premium amortization and discount accretion, net	336	162
(Gain) loss on sales of securities	(736)	(3)
Mortgage banking services	(1,347)	(1,848)
Originations of loans held for sale	(72,975)	(114,385)
Proceeds from sales of loans held for sale	80,042	117,081
Deferred income tax expense (benefit)	(3,740)	(2,789)
Writedowns and (gains) losses on sales of real estate acquired in settlement of loans, net	(742)	14,571
Provision for credit losses	2,049	34,684
Stock-based compensation	295	86
(Increase) decrease in income taxes receivable	-	(153)
(Increase) decrease in interest earned but not received	(39)	190
Increase (decrease) in interest accrued but not paid	(32)	(195)
Net (increase) decrease in other assets	(2,038)	(730)
Net increase (decrease) in other liabilities	(2,428)	2,002
Net cash provided by (used in) operating activities	20,736	21,240

Cash Flow from investing activities
Purchases of securities available for sale	(81,914)	(171,379)
Purchases of securities held to maturity	(53,296)	-
Proceeds from sales of securities available for sale	65,711	6,724
Proceeds from maturities, prepayments and calls of securities available for sale	96,390	127,812
Proceeds from maturities, prepayments and calls of securities held to maturity	82	-
Net (increase) decrease in loans	(117,554)	(4,618)
Net (increase) decrease in bank-owned life insurance	(1,149)	(1,183)
Purchases of premises and equipment	(1,727)	(2,686)
Proceeds from sales of premises and equipment	709	159
Proceeds from sales of real estate acquired in settlement of loans	6,672	12,977
Net cash provided by (used in) investing activities	(86,076)	(32,194)

Cash Flow from financing activities
Net increase (decrease) in demand deposits and NOW accounts	23,771	1,090
Net increase (decrease) in savings and money market accounts	15,109	(16,470)
Net increase (decrease) in time deposits	40,637	(13,561)
Net increase (decrease) in borrowings from FHLB	49,700	30,500
Dividends paid	(1,352)	(1,963)
Redemption of preferred stock and related expense	(37,472)	-
Repurchase of stock warrant	(7,779)	-
Cash paid in lieu of issuing shares pursuant to restricted stock units	(78)	-
Tax windfall on shares issued pursuant to restricted stock units	26	-
Common stock distributed	-	107
Expense of stock issuance	(117)	-
Net cash provided by (used in) financing activities	82,445	(297)
Increase (decrease) in cash and cash equivalents	17,105	(11,251)
Cash and cash equivalents at the beginning of the period	39,791	53,992
Cash and cash equivalents at the end of the period	$56,896	$42,741

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited; dollars in thousands)

	Nine Months Ended
	September 30
	2013	2012
Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$4,041	$6,204
Income Taxes	-	250

Supplemental disclosures of noncash transactions
Transfer of loans to real estate acquired
in settlement of loans	$3,270	$7,426
Unrealized gains (losses) on securities available for sale:
Change in securities available for sale	(9,705)	12,881
Change in deferred income taxes	3,832	(5,086)
Change in shareholders’ equity	5,873	(7,795)

Conversion of preferred stock	56,268	-

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and provisions for credit losses considered necessary for a fair presentation have been included. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. Operating results for the three-month and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

	For the three months ended September 30		For the nine months ended September 30
	2013	2012	2013	2012
Basic:
Net income available to common shareholders	$2,780	$(33,179)	$17,729	$(32,206)
Weighted average shares outstanding	28,478,316	15,655,868	26,025,601	15,655,868
Net income per share, basic	$0.10	$(2.12)	$0.68	$(2.06)

Diluted:
Net income available to common shareholders	$2,780	$(33,179)	$17,729	$(32,206)
Weighted average shares outstanding	28,478,316	15,655,868	26,025,601	15,655,868
Effect of dilutive securities:
Stock options	687	-	269	-
Restricted stock units	93,562	-	85,524	-
Warrant	-	-	655,987	-
Convertible preferred stock	-	-	2,435,811	-
Weighted average shares outstanding and dilutive potential shares outstanding	28,572,565	15,655,868	29,203,192	15,655,868
Net income per share, diluted	$0.10	$(2.12)	$0.61	$(2.06)

The calculation of diluted net income (loss) per share for the 2012 periods excludes the effect of 50,472 restricted stock units and a warrant to purchase 791,539 shares for the three months and 33,054 restricted stock units and a warrant to purchase 732,867 shares for the nine months as these are antidilutive due to the net loss reported in these periods. There were no stock options in the 2012 periods that would have normally been dilutive.

Note 3 — Investment Securities

Investment securities consist of the following (dollars in thousands):

	September 30, 2013 – Securities Available for Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)

U.S. government agency securities	$49,093	$-	$(3,621)	$45,472	2.07%		7.86
Agency mortgage backed securities	15,336	1,392	-	16,728	5.27		2.21
Collateralized mortgage obligations	7,248	175	(7)	7,416	5.67		1.62
Commercial mortgage backed securities	38,597	1,256	(49)	39,804	3.32		3.54
Corporate bonds	105,771	3,685	(862)	108,594	3.81		4.36
Covered bonds	49,928	3,101	(210)	52,819	3.49		3.13
State and municipal obligations	16,297	142	(348)	16,091	6.53	(2)	7.14
Total debt securities	282,270	9,751	(5,097)	286,924	3.67	(2)	4.62
Federal Home Loan Bank stock	9,370	-	-	9,370
Other equity securities	7,672	759	(414)	8,017
Total	$299,312	$10,510	$(5,511)	$304,311

	December 31, 2012 – Securities Available for Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)

U.S. Treasury securities	$10,000	$-	$-	$10,000	0.01%		0.05
U.S. government agency securities	67,090	72	(125)	67,037	1.94		5.78
Agency mortgage backed securities	21,607	2,153	-	23,760	5.30		2.30
Collateralized mortgage obligations	10,417	254	(3)	10,668	5.54		2.78
Commercial mortgage backed securities	43,046	2,318	(82)	45,282	3.21		3.52
Corporate bonds	150,589	5,742	(844)	155,487	3.24		3.29
Covered bonds	44,924	3,694	-	48,618	3.68		3.49
State and municipal obligations	17,978	734	-	18,712	6.21	(2)	4.09
Total debt securities	365,651	14,967	(1,054)	379,564	3.30	(2)	3.68
Federal Home Loan Bank stock	7,685	-	-	7,685
Other equity securities	5,775	791	-	6,566
Total	$379,111	$15,758	$(1,054)	$393,815

	September 30, 2013 – Securities Held to Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)

U.S. government agency securities	$27,763	$25	$(1,271)	$26,517	2.11%		6.97
Agency mortgage backed securities	19,314	503	-	19,817	2.62		6.76
Corporate bonds	5,000	-	-	5,000	7.63		9.86
State and municipal obligations	1,149	-	(82)	1,067	4.24	(2)	13.78
Total	$53,226	$528	$(1,353)	$52,401	2.85	(2)	7.31

(1) Average expected remaining duration to maturity, in years
(2) Fully taxable-equivalent basis

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, as of September 30, 2013 (in thousands):

	Less than 1 Year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency securities	$69,079	$(4,892)	$-	$-	$69,079	$(4,892)
Collateralized mortgage obligations	811	(7)	-	-	811	(7)
Commercial mortgage backed securities	3,191	(27)	1,924	(22)	5,115	(49)
Corporate bonds	19,440	(671)	13,296	(191)	32,736	(862)
Covered bonds	4,768	(210)	-	-	4,768	(210)
State and municipal obligations	9,477	(430)	-	-	9,477	(430)
Equity securities	1,483	(414)	-	-	1,483	(414)
Total securities	$108,249	$(6,651)	$15,220	$(213)	$123,469	$(6,864)

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

There were 44 securities in an unrealized loss position at September 30, 2013. Management does not intend to sell any of the securities classified as available for sale which have unrealized losses and believes that it is not likely that we will have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased and are not the result of deteriorated credit quality. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

Investment securities with an amortized cost of $108,340,000 and $94,612,000, as of September 30, 2013, and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes. The Bank has $50,000,000 in letters of credit, which are used in lieu of securities to pledge against public deposits.

Investment securities with a book value of $64,975,000 were sold during the nine months ended September 30, 2013. The Company recognized a net gain of $736,000 on the sale of those securities. During the first nine months of 2012, the Company sold $6,721,000 of investment securities for a net gain of $3,000.

Note 4 — Loans and Allowance for Credit Losses

Loans are summarized as follows (in thousands):

	September 30	December 31
	2013	2012
Secured by owner-occupied nonfarm nonresidential properties	$275,880	$247,628
Secured by other nonfarm nonresidential properties	231,518	186,864
Other commercial and industrial	113,047	110,850
Total Commercial	620,445	545,342

Construction loans – 1 to 4 family residential	14,175	13,206
Other construction and land development	79,081	62,460
Total Real estate – construction	93,256	75,666

Closed-end loans secured by 1 to 4 family residential properties	293,200	277,820
Lines of credit secured by 1 to 4 family residential properties	194,210	200,465
Loans secured by 5 or more family residential properties	36,848	23,116
Total Real estate – mortgage	524,258	501,401

Credit cards	7,613	7,610
Other revolving credit plans	8,470	9,018
Other consumer loans	5,974	10,263
Total Consumer	22,057	26,891

All other loans	6,345	6,121
Total Other	6,345	6,121

Total loans	$1,266,361	$1,155,421

Nonperforming assets are summarized as follows (dollars in thousands):

	September 30	December 31
	2013	2012
Commercial nonaccrual loans, not restructured	$3,705	$5,528
Commercial nonaccrual loans, restructured	546	670
Non-commercial nonaccrual loans, not restructured	4,132	9,855
Non-commercial nonaccrual loans, restructured	889	1,459
Total nonaccrual loans	9,272	17,512
Troubled debt restructured, accruing	2,231	3,804
Accruing loans which are contractually
past due 90 days or more	34	44
Total nonperforming loans	11,537	21,360
Real estate acquired in settlement of loans	2,695	5,355
Total nonperforming assets	$14,232	$26,715
Restructured loans, performing (1)	$2,407	$1,220

Nonperforming loans to loans held for investment	0.91%	1.85%
Nonperforming assets to total assets at end of period	0.79%	1.56%
Allowance for credit losses to nonperforming loans	220.03%	124.67%

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

Commitments to lend additional funds to borrowers whose loans have been restructured are not material at September 30, 2013.

The aging of loans is summarized in the following table (in thousands):

September 30, 2013	Accruing Loans
		30-89 Days	90+ Days	Nonaccrual	Total Loans
	Current	Past Due	Past Due	Loans	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$270,028	$3,149	$-	$2,703	$275,880
Secured by other nonfarm nonresidential properties	228,948	1,376	-	1,194	231,518
Other commercial and industrial	112,385	308	-	354	113,047
Total Commercial	611,361	4,833	-	4,251	620,445

Construction loans – 1 to 4 family residential	14,175	-	-	-	14,175
Other construction and land development	78,513	71	-	497	79,081
Total Real estate – construction	92,688	71	-	497	93,256

Closed-end loans secured by 1 to 4 family residential properties	288,115	1,950	-	3,135	293,200
Lines of credit secured by 1 to 4 family residential properties	191,182	1,772	-	1,256	194,210
Loans secured by 5 or more family residential properties	36,848	-	-	-	36,848
Total Real estate – mortgage	516,145	3,722	-	4,391	524,258

Credit cards	7,499	80	34	-	7,613
Other revolving credit plans	8,243	114	-	113	8,470
Other consumer loans	5,846	109	-	19	5,974
Total Consumer	21,588	303	34	132	22,057

All other loans	6,344	-	-	1	6,345
Total Other	6,344	-	-	1	6,345

Total loans	$1,248,126	$8,929	$34	$9,272	$1,266,361

December 31, 2012	Accruing Loans
		30-89 Days	90+ Days	Nonaccrual	Total Loans
	Current	Past Due	Past Due	Loans	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$241,099	$1,985	$-	$4,544	$247,628
Secured by other nonfarm nonresidential properties	184,270	1,034	-	1,560	186,864
Other commercial and industrial	110,045	711	-	94	110,850
Total Commercial	535,414	3,730	-	6,198	545,342

Construction loans – 1 to 4 family residential	12,936	-	-	270	13,206
Other construction and land development	59,676	525	-	2,259	62,460
Total Real estate – construction	72,612	525	-	2,529	75,666

Closed-end loans secured by 1 to 4 family residential properties	268,141	4,436	-	5,243	277,820
Lines of credit secured by 1 to 4 family residential properties	196,663	2,666	-	1,136	200,465
Loans secured by 5 or more family residential properties	20,850	120	-	2,146	23,116
Total Real estate – mortgage	485,654	7,222	-	8,525	501,401

Credit cards	7,488	78	44	-	7,610
Other revolving credit plans	8,821	85	-	112	9,018
Other consumer loans	9,669	446	-	148	10,263
Total Consumer	25,978	609	44	260	26,891

All other loans	6,121	-	-	-	6,121
Total Other	6,121	-	-	-	6,121

Total loans	$1,125,779	$12,086	$44	$17,512	$1,155,421

At September 30, 2013 and December 31, 2012 there were $6.1 million and $7.2 million, respectively, of loans classified as troubled debt restructurings (“TDRs”). A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. The Company monitors the performance of modified loans on an ongoing basis. For loans classified as TDRs, the Company further evaluates the loans as performing or nonperforming. Loans retain their accrual status at the time of their modification. As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual. A modified loan will be reclassified to nonaccrual if the loan becomes 90 days delinquent or other weaknesses are observed which make collection of principal and interest unlikely. Nonperforming TDRs originally classified as nonaccrual are able to be reclassified as accruing if, subsequent to restructure, they experience six consecutive months of payment performance according to the restructured terms. Further, a TDR may be considered performing and subsequently removed from nonperforming status in years subsequent to the restructuring if it meets the following criteria:

⋅	At the time of restructure, the loan was made at a market rate of interest for comparable risk; and
⋅	The loan has shown at least six consecutive months of payment performance in accordance with the restructured terms; and
⋅	The loan has been included in the TDR disclosures for at least one Annual Report on Form 10-K

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances. Loan modifications that are included as TDRs may involve an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal payments, which the Company considers are concessions. All loans designated as TDRs were modified due to financial difficulties experienced by the borrower. The Company has $2,407,000 of performing TDRs at September 30, 2013 which were restructured in a previous year without an interest rate concession and are performing in accordance with their modified terms.

The following tables provide information about TDRs identified during the current and prior year three-month and nine-month periods (in thousands, except number of contracts):

	Modifications for the three months ended September 30, 2013			Modifications for the three months ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	1	$142	$142	2	$1,242	$651
Real estate - construction	-	-	-	1	135	124
Real estate - mortgage	2	226	226	1	100	117
Total	3	$368	$368	4	$1,477	$892

	Modifications for the nine months ended September 30, 2013			Modifications for the nine months ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	2	$874	$407	9	$7,851	$6,204
Real estate - construction	1	460	460	3	321	309
Real estate - mortgage	3	323	323	4	669	685
Total	6	$1,657	$1,190	16	$8,841	$7,198

Three loans were modified and classified as TDRs during the third quarter of 2013. The commercial loan modification involved an interest rate concession, and the two real estate - mortgage loan modifications involved deferrals of principal payments. The remaining modifications made during the first nine months of 2013 and the modifications made during the first nine months of 2012 each involved an extension of the term of the loan. A TDR is considered to be in default if it is 90 days or more past due at the end of any month during the reporting period.

The following table provides information about TDRs restructured in the previous 12 months that subsequently defaulted during the current and prior year three-month and nine-month periods (in thousands, except number of contracts):

	Defaults during the three months ended September 30, 2013		Defaults during the three months ended September 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
TDR Defaults:
Commercial	-	$-	1	$425
Total	-	$-	1	$425

	Defaults during the nine months ended September 30, 2013		Defaults during the nine months ended September 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
TDR Defaults:
Commercial	-	$-	3	$914
Total	-	$-	3	$914

Interest is not typically accrued on nonperforming loans, as they are normally in nonaccrual status. However, interest may be accrued in certain circumstances on nonperforming TDRs, such as those that have an interest rate concession but are otherwise performing. Interest income on performing or nonperforming accruing TDRs is recognized consistent with any other accruing loan. Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on a loan is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are placed on nonaccrual status when (i) management has concerns relating to the ability to collect the loan principal and interest, and (ii) generally when such loans are 90 days or more past due. Interest income is subsequently recognized on the cash basis only to the extent payments are received and only if the loan is well secured. Commercial loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance (generally a minimum of six months) of interest and principal by the borrower in accordance with the contractual terms. Residential mortgage and consumer loans are typically returned to accrual status once they are no longer past due. There were $2.2 million in TDRs at September 30, 2013 and $4.8 million in TDRs at September 30, 2012 that were considered nonperforming and were accruing. The following tables show interest income recognized and received on these TDRs for the three months and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Recognized	Received	Recognized	Received
Interest Income:
Commercial	$3	$4	$29	$24
Real estate – construction	-	-	4	5
Real estate – mortgage	22	19	22	23
Consumer	-	-	-	-
Total	$25	$23	$55	$52

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Recognized	Received	Recognized	Received
Interest Income:
Commercial	$20	$21	$90	$66
Real estate – construction	1	1	13	10
Real estate – mortgage	69	62	90	81
Consumer	-	-	2	2
Total	$90	$84	$195	$159

The Bank’s policy for impaired loan accounting subjects all loans to impairment recognition; however, loans with total credit exposure of less than $500,000 are not evaluated on an individual basis for level of impairment. The Bank generally considers loans 90 days or more past due, all nonaccrual loans and all TDRs to be impaired. All TDRs are evaluated on an individual basis for level of impairment.

Loans specifically identified and evaluated for level of impairment totaled $9.6 million and $16.4 million at September 30, 2013 and December 31, 2012, respectively, as displayed in the following tables (in thousands).

	Impaired Loans
	Recorded	Unpaid Principal	Specific	Average
	Investment	Balance	Allowance	Recorded Investment
September 30, 2013
Loans without a specific valuation allowance
Commercial	$2,316	$3,278	$-	$2,367
Real estate – construction	500	500	-	520
Real estate – mortgage	823	972	-	917
Consumer	-	-	-	-
Total	3,639	4,750	-	3,804

Loans with a specific valuation allowance
Commercial	1,920	1,920	25	1,930
Real estate – construction	87	205	10	109
Real estate – mortgage	3,951	3,951	690	4,037
Consumer	10	10	10	10
Total	5,968	6,086	735	6,086

Total impaired loans
Commercial	4,236	5,198	25	4,297
Real estate – construction	587	705	10	629
Real estate – mortgage	4,774	4,923	690	4,954
Consumer	10	10	10	10
Total	$9,607	$10,836	$735	$9,890

	Impaired Loans
	Recorded	Unpaid Principal	Specific	Average
	Investment	Balance	Allowance	Recorded Investment
December 31, 2012
Loans without a specific valuation allowance
Commercial	$4,013	$5,779	$-	$4,190
Real estate – construction	1,940	2,681	-	2,856
Real estate – mortgage	5,066	5,746	-	5,415
Consumer	-	-	-	-
Total	11,019	14,206	-	12,461

Loans with a specific valuation allowance
Commercial	2,618	2,762	564	3,432
Real estate – construction	64	64	36	65
Real estate – mortgage	2,681	2,765	941	2,848
Consumer	18	18	18	13
Total	5,381	5,609	1,559	6,358

Total impaired loans
Commercial	6,631	8,541	564	7,622
Real estate – construction	2,004	2,745	36	2,921
Real estate – mortgage	7,747	8,511	941	8,263
Consumer	18	18	18	13
Total	$16,400	$19,815	$1,559	$18,819

The balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on the reserving method as of September 30, 2013, December 31, 2012 and September 30, 2012 were as follows:

		Real Estate –	Real Estate –			Total
Allowance for credit losses:	Commercial	Construction	Mortgage	Consumer	Other	Allowance
September 30, 2013
Individually evaluated for impairment	$25	$10	$690	$10	$-	$735
Collectively evaluated for impairment	9,888	5,392	8,104	1,080	186	24,650
Total ending allowance	$9,913	$5,402	$8,794	$1,090	$186	$25,385
December 31, 2012
Individually evaluated for impairment	$564	$36	$941	$18	$-	$1,559
Collectively evaluated for impairment	10,784	5,717	7,805	763	2	25,071
Total ending allowance	$11,348	$5,753	$8,746	$781	$2	$26,630
September 30, 2012
Individually evaluated for impairment	$876	$253	$1,155	$19	$-	$2,303
Collectively evaluated for impairment	12,790	7,941	11,007	972	3	32,713
Total ending allowance	$13,666	$8,194	$12,162	$991	$3	$35,016

		Real Estate –	Real Estate –			Total
Recorded investment in loans:	Commercial	Construction	Mortgage	Consumer	Other	Loans
September 30, 2013
Individually evaluated for impairment	$4,236	$587	$4,774	$10	$-	$9,607
Collectively evaluated for impairment	616,209	92,669	519,484	22,047	6,345	1,256,754
Total recorded investment in loans	$620,445	$93,256	$524,258	$22,057	$6,345	$1,266,361
December 31, 2012
Individually evaluated for impairment	$6,631	$2,004	$7,747	$18	$-	$16,400
Collectively evaluated for impairment	538,711	73,662	493,654	26,873	6,121	1,139,021
Total recorded investment in loans	$545,342	$75,666	$501,401	$26,891	$6,121	$1,155,421
September 30, 2012
Individually evaluated for impairment	$12,753	$2,766	$7,106	$19	$-	$22,644
Collectively evaluated for impairment	539,861	73,360	498,732	27,969	6,181	1,146,103
Total recorded investment in loans	$552,614	$76,126	$505,838	$27,988	$6,181	$1,168,747

The following table summarizes, by internally assigned risk grade, the risk grade for loans for which the Bank has assigned a risk grade (in thousands).

	September 30					December 31
	2013					2012
		Special	Sub-				Special	Sub-
	Pass	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total__
Commercial	$506,916	$34,787	$19,252	$501	$561,456	$491,780	$26,649	$26,733	$98	$545,260
Real estate – construction	72,043	7,497	2,352	-	81,892	48,029	9,744	5,422	182	63,377
Real estate – mortgage	70,943	5,287	4,772	8	81,010	73,338	7,480	10,027	32	90,877
Other	5,519	-	-	-	5,519	4,918	-	619	-	5,537
Total	$655,421	$47,571	$26,376	$509	$729,877	$618,065	$43,873	$42,801	$312	$705,051

Loans with a risk grade of substandard or doubtful are components of classified loans. Additionally, non risk graded residential, home equity, and consumer loans in nonaccrual status of $3,738,000 and $4,605,000 as of September 30, 2013 and December 31, 2012, respectively, are components of classified loans. Classified loans are summarized in the following table (in thousands):

	September 30	December 31
	2013	2012
Impaired loans individually evaluated	$9,607	$16,400
Other nonperforming loans	1,930	4,960
Total nonperforming loans	11,537	21,360
Performing classified loans	19,086	26,498
Total classified loans	$30,623	$47,858

An analysis of the changes in the allowance for credit losses follows (in thousands):

	Three Months Ended September 30 2013	Three Months Ended September 30 2012	Nine Months Ended September 30 2013	Nine Months Ended September 30 2012
Balance, beginning of period	$26,395	$25,231	$26,630	$28,844
Loans charged off:
Secured by owner-occupied nonfarm nonresidential properties	-	4,609	175	5,755
Secured by other nonfarm nonresidential properties	-	1,491	125	2,101
Other commercial and industrial	324	3,257	559	3,842
Total Commercial	324	9,357	859	11,698

Construction loans – 1 to 4 family residential	-	193	182	403
Other construction and land development	372	4,079	943	6,611
Total Real estate – construction	372	4,272	1,125	7,014

Closed-end loans secured by 1 to 4 family residential properties	674	4,034	1,964	6,560
Lines of credit secured by 1 to 4 family residential properties	462	1,409	813	3,578
Loans secured by 5 or more family residential properties	-	273	-	273
Total Real estate – mortgage	1,136	5,716	2,777	10,411

Credit cards	49	54	162	265
Other consumer loans	127	263	644	583
Total consumer	176	317	806	848

Total other	338	1	338	3

Total chargeoffs	2,346	19,663	5,905	29,974

Recoveries of loans previously charged off:
Total Commercial	796	118	1,020	294
Total Real estate – construction	59	107	392	292
Total Real estate – mortgage	366	176	922	576
Total Consumer	69	157	214	278
Total Other	13	9	63	22
Total Recoveries	1,303	567	2,611	1,462
Net loans charged off	1,043	19,096	3,294	28,512
Provision for credit losses	33	28,881	2,049	34,684

Balance, end of period	$25,385	$35,016	$25,385	$35,016

Loans totaling $3,744,000 and $9,464,000, as of September 30, 2013 and December 31, 2012, respectively, were held for sale. Loans held for sale are valued at the lower of cost or market value, as determined by outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis.

Loans totaling $492,200,000 and $502,563,000, as of September 30, 2013 and December 31, 2012, respectively, were pledged to secure lines of credit with the Federal Home Loan Bank and Federal Reserve Bank.

Note 5 — Deferred Tax Assets

ASC Topic 740 requires that the realizability of the deferred tax asset and evaluation of the need for a valuation allowance consider all positive and negative evidence to form a conclusion as to whether the realization of the deferred tax asset is more likely than not. The Company must also assign weight to the various forms of evidence, based upon the ability to verify the evidence. Management evaluates the realizability of the recorded deferred tax assets on a regular basis. This evaluation includes a review of all available evidence, including recent historical financial performance and expected near-term levels of net interest margin, nonperforming assets, operating expenses, earnings and other factors. It further includes the consideration of the items that have given rise to the deferred tax assets, as well as tax planning strategies.

During the third quarter of 2012, the Company recorded material writedowns and losses on the disposition or resolution of problem assets, which resulted in a material pretax net loss for that quarter. As a consequence, the Company was in a cumulative pretax loss position for the three-year period ended September 30, 2012, which constituted significant negative evidence in the context of evaluating deferred tax assets for realizability as prescribed by ASC Topic 740. At that time, the Company believed the three-year cumulative loss position was due to an unusual, self-imposed, acceleration of loss recognition to dispose of problem assets in a liquidation market. However, there was insufficient verifiable evidence to substantiate that belief, and the deferred tax asset was deemed impaired and a valuation allowance of $11.0 million was established by recording a charge to income tax expense at September 30, 2012. In each of the quarters ended December 31, 2012 and March 31, 2013, adjustments were made to the valuation allowance to carry the deferred tax assets at net realizable value. In addition, in the second quarter of 2013, after having completed three consecutive quarters of meaningful profitability, coupled with continuing improvement in asset quality, the Company was able to place a high level of significance to this verifiable positive evidence. As a result, management concluded at that time that only the portion of the deferred tax asset associated with certain state net economic loss and contribution carryforwards should be impaired. Therefore, in the second quarter of 2013, the valuation allowance against the deferred tax asset was further reduced by $8,371,000 to $1,027,000. At September 30, 2013, with an additional quarter of meaningful profitability and further improvement in asset quality, management maintains its conclusion that no additional valuation allowance is necessary. Management has also concluded that the utilization of the remaining deferred tax assets is more likely than not.

During the third quarter of 2013, North Carolina reduced its corporate income tax rate from 6.90% to 6.00% effective January 1, 2014, and to 5.00% effective January 1, 2015. Further reductions to 4.00% on January 1, 2016, and 3.00% on January 1, 2017, are contingent upon the State meeting revenue targets. As a result, the Company’s deferred tax asset was reduced by $875,000 at September 30, 2013, for the estimated effect of these changes by a charge to income tax expense of $740,000 and a charge to accumulated other comprehensive income – pension of $135,000. No provision has been made for the future contingent rate reductions, the effect of which is estimated to be less than $300,000 each.

Income tax expense for each of the quarters and nine-month periods of 2013 and 2012 were determined as follows (in thousands):

	First	Second	Third	Nine Months
	Quarter	Quarter	Quarter	Year to Date
2013
Income tax expense (benefit) calculated	$1,668	$1,770	$2,121	$5,559
Deferred tax asset valuation adjustment	(1,668)	(8,371)	-	(10,039)
North Carolina corporate income tax rate
reduction adjustment	-	-	740	740
Income tax expense (benefit)	$-	$(6,601)	$2,861	$(3,740)

2012
Income tax expense (benefit) calculated	$617	$312	$(14,700)	$(13,771)
Deferred tax asset valuation adjustment	-	-	11,000	11,000
Income tax expense (benefit)	$617	$312	$(3,700)	$(2,771)

The significant components of deferred tax assets at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	2013	2012
Deferred tax assets:
Allowance for credit losses	$10,023	$10,534
Writedowns on real estate acquired in settlement of loans	1,006	2,434
Interest on nonaccrual loans	245	1,135
Net operating losses	26,772	29,006
Other	9,566	9,683
Valuation allowance	(1,027)	(11,067)
Total	46,585	41,725

Deferred tax liabilities:
Net unrealized gain on available for sale securities	1,974	5,806
Other	7,703	6,381
Total	9,677	12,187
Net deferred tax assets	$36,908	$29,538

Note 6 — Stock Compensation Plans

The Company recorded $295,000 and $86,000 of total stock-based compensation expense for the nine-month periods ended September 30, 2013 and September 30, 2012, respectively. The prior year period reduced expense is due to a change in expectation related to vesting of outstanding performance based awards. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related stock options or restricted stock grants and is reported within personnel expense. This expense had no impact on the Company’s reported cash flows. As of September 30, 2013, there was $1,043,000 of total unrecognized stock-based compensation expense. This expense will be fully recognized by December of 2015.

For purposes of determining estimated fair value of stock options and restricted stock grants, the Company has computed the estimated fair values of all stock-based compensation using the Black-Scholes option pricing model and, for stock options and restricted stock grants granted prior to December 31, 2012, has applied the assumptions set forth in the Annual Report. During the first nine months of 2013, no stock options were granted to employees or directors.

On January 16, 2013, the Company’s Board of Directors awarded a total of 126,142 restricted stock units to certain executive officers. The fair value of these restricted stock units is $5.00 per unit, which was the closing price of the Company’s common stock on the grant date. On March 6, 2013, an additional 2,390 restricted stock units were awarded. The fair value of these restricted stock units is $5.91 per unit, the closing price of the common stock on the grant date. Another 1,460 restricted stock units were awarded on April 24, 2013. The fair value of these restricted stock units is $5.99 per unit, the closing price of the common stock on that date. These restricted stock units vest over a period of three years with half subject to meeting certain performance criteria. Additionally, on July 24, 2013, the Board awarded 35,359 restricted stock units with a fair value per unit of $8.80, the closing price of the common stock on the grant date. Half of 18,798 of these restricted stock units vests on January 1, 2015 subject to meeting certain performance criteria, and the remaining half vests on January 1, 2016. The remaining 16,561 restricted stock units vest on January 1, 2016 with half subject to meeting certain performance criteria.

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

Loans held for sale.  Substantially all residential mortgage loans held for sale are pre-sold, and their carrying value approximates fair value.

Deposits.  The fair value of noninterest-bearing demand deposits and NOW, savings, and money market deposits are the amounts payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

Wholesale repurchase agreements, junior subordinated notes and FHLB borrowing.  The fair values of these liabilities are estimated using the discounted values of the contractual cash flows. The discount rate is estimated using the rates currently in effect for similar borrowings.

Impaired loans.  The fair value of impaired loans is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral, less selling and other handling costs, for certain collateral dependent loans less specific reserves.

The table below presents the estimated fair values of financial instruments as of September 30, 2013 and December 31, 2012:

		Estimated Fair Value
September 30, 2013	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$56,896	$56,896	$-	$-	$56,896
Investment securities	357,537	2,989	339,353	14,370	356,712
Loans	1,240,976	-	-	1,259,353	1,259,353
Loans held for sale	3,744	-	3,744	-	3,744
Financial liabilities:
Deposits	1,412,010	-	1,412,739	-	1,412,739
Wholesale repurchase agreements	21,000	-	23,293	-	23,293
Junior subordinated notes	25,774	-	-	11,584	11,584
FHLB borrowings	162,700	-	163,009	-	163,009

		Estimated Fair Value
December 31, 2012	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$39,791	$39,791	$-	$-	$39,791
Investment securities	393,815	1,307	384,823	7,685	393,815
Loans	1,128,791	-	-	1,142,346	1,142,346
Loans held for sale	9,464	-	9,464	-	9,464
Financial liabilities:
Deposits	1,332,493	-	1,333,888	-	1,333,888
Wholesale repurchase agreements	21,000	-	23,835	-	23,835
Junior subordinated notes	25,774	-	-	12,006	12,006
FHLB borrowings	113,000	-	113,833	-	113,833

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

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities at September 30, 2013	$-	$294,941	$9,370
Available for sale securities at December 31, 2012	-	386,130	7,685

The table below presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the nine months ended September 30, 2013 and the year ended December 31, 2012 (in thousands):

	Nine Months	Twelve Months
	Ended	Ended
	September 30	December 31
	2013	2012
Available for sale securities
Beginning balance	$7,685	$7,185
Purchases	14,629	6,514
Redemptions	(12,944)	(6,014)
Ending balance	$9,370	$7,685

The table below presents the assets measured at fair value on a non-recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Loans held for sale at September 30, 2013	$-	$3,744	$-
Loans held for sale at December 31, 2012	-	9,464	-
Real estate acquired in settlement of loans at September 30, 2013	-	-	2,695
Real estate acquired in settlement of loans at December 31, 2012	-	-	5,355
Impaired loans, net of allowance at September 30, 2013	-	-	8,872
Impaired loans, net of allowance at December 31, 2012	-	-	14,841

Note 8 — Accumulated Other Comprehensive Income (Loss)

The balance of accumulated other comprehensive income, net of tax, at September 30, 2013 is $3,025,000 of unrealized gains on securities available for sale and $(6,777,000) for funded status of pension plans. At December 31, 2012, the balance of accumulated other comprehensive income, net of tax, was $8,898,000 of unrealized gains on securities available for sale and $(6,614,000) for funded status of pension plans.

    Reclassifications from accumulated other comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2013 and 2012 are as follows (in thousands):

Details about accumulated other	Amount reclassified from accumulated other	Affected line item in the Consolidated
comprehensive income (loss)	comprehensive income (loss)	Statements of Income

Three months ended September 30, 2013
Unrealized gains (losses) on available
for sale securities	$458	Gain on sales of investment securities
	(181)	Income tax expense (benefit)
	$277	Net of tax

Amortization of post retirement benefit	$15	Personnel expense
	(6)	Income tax expense (benefit)
	$9	Net of tax

Total reclassifications for the period	$286

Three months ended September 30, 2012
Unrealized gains (losses) on available
for sale securities	$3	Gain on sales of investment securities
	(1)	Income tax expense (benefit)
	$2	Net of tax

Amortization of post retirement benefit	$15	Personnel expense
	(6)	Income tax expense (benefit)
	$9	Net of tax
Total reclassifications for the period	$11

Nine months ended September 30, 2013
Unrealized gains (losses) on available
for sale securities	$736	Gain on sales of investment securities
	(291)	Income tax expense (benefit)
	$445	Net of tax

Amortization of post retirement benefit	$46	Personnel expense
	(18)	Income tax expense (benefit)
	$28	Net of tax
Total reclassifications for the period	$473

Nine months ended September 30, 2012
Unrealized gains (losses) on available
for sale securities	$3	Gain on sales of investment securities
	(1)	Income tax expense (benefit)
	$2	Net of tax

Amortization of post retirement benefit	$47	Personnel expense
	(18)	Income tax expense (benefit)
	$29	Net of tax

Total reclassifications for the period	$31

Note 9 — Capital Transactions

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

Note 10 — Subsequent Events

Acquisition of Security Savings Bank

On June 13, 2013, the Company signed a definitive agreement to acquire Security Savings Bank, a mutual savings bank, headquartered in Southport, North Carolina. Regulatory approval was received on September  16, 2013, and the acquisition was completed on October 1, 2013. This acquisition has expanded the Bank’s coastal North Carolina presence with six branches and one loan production office in Brunswick County. No shares were issued or cash exchanged in the transaction. Initial accounting for acquisition fair values are in process but incomplete. Pro forma financials will be included in an amended Form 8-K to be filed by December 14, 2013. At September 30, 2013, total assets of Security Savings Bank were $212.5 million. Substantially all of the acquisition-related costs will be incurred in the fourth quarter of 2013.

Pending acquisition of CapStone Bank

On November 1, 2013, the Company announced the signing of a definitive merger agreement with CapStone Bank, a commercial bank headquartered in Raleigh, North Carolina, with four branches and $376 million in assets as of September 30, 2013. The Company anticipates that the acquisition will close in the first quarter of 2014, subject to shareholder and regulatory approval. Under the terms of the agreement, CapStone’s shareholders will receive 2.25 shares of NewBridge Bancorp Class A Common Stock for each share of CapStone common stock; therefore, the Company expects to issue approximately 8.1 million shares of its Class A Common Stock for an aggregate purchase price of $63.6 million, based on recent trading range.

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net Interest Income

Net interest income for the third quarter of 2013, on a taxable equivalent basis, was $15.9 million, an increase of $0.1 million, or 0.8%, from $15.8 million for the third quarter of 2012. Average earning assets in the third quarter of 2013 increased $55.5 million, or 3.6%, to $1.62 billion, compared to $1.56 billion in the third quarter of 2012. Average interest-bearing liabilities in the third quarter of 2013 increased $12.6 million, or 0.9%, to $1.35 billion, compared to $1.34 billion in the third quarter of 2012. Taxable-equivalent net interest margin decreased to 3.90% for the third quarter of 2013, compared to 4.02% for the third quarter of 2012, a decrease of 12 basis points. The interest rate spread decreased to 3.83% in the third quarter of 2013, compared to 3.94% in the third quarter of 2012, a decrease of 11 basis points.

The decrease in net interest margin and interest rate spread was driven primarily by a lower yield on taxable investment securities and a lower yield on the loan portfolio, partially offset by a lower cost of funds rate. The average yield on earning assets during the third quarter of 2013 decreased 21 basis points to 4.23% from 4.44% during the comparable period in 2012, while the average rate on interest-bearing liabilities decreased 10 basis points to 0.40% from 0.50%. The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three months ended September 30, 2013 and 2012.

(Fully taxable equivalent basis1, dollars in thousands)

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Earning assets:
Loans receivable[2]	$1,226,469	$13,969	4.52%	$1,165,080	$14,084	4.81%
Taxable securities	365,035	2,935	3.22	361,123	3,033	3.34
Tax exempt securities	14,796	294	7.95	17,464	279	6.36
FHLB stock	8,277	40	1.93	7,163	28	1.56
Interest-bearing bank balances	2,213	2	0.36	10,430	10	0.38

Total earning assets	1,616,790	17,240	4.23	1,561,260	17,434	4.44

Non-earning assets:
Cash and due from banks	23,658			25,439
Premises and equipment	34,671			36,544
Other assets	109,994			120,127
Allowance for credit losses	(26,176)			(28,757)

Total assets	$1,758,937	$17,240		$1,714,613	$17,434

Interest-bearing liabilities:
Savings deposits	$48,834	$6	0.05%	$45,298	$6	0.05%
NOW deposits	418,106	169	0.16	425,361	259	0.24
Money market deposits	337,777	141	0.17	366,213	224	0.24
Time deposits	355,766	421	0.47	389,638	599	0.61
Other borrowings	49,757	338	2.70	46,926	343	2.91
Borrowings from the Federal
Home Loan Bank	138,080	271	0.78	62,259	232	1.48

Total interest-bearing liabilities	1,348,320	1,346	0.40	1,335,695	1,663	0.50

Other liabilities and
shareholders’ equity:
Demand deposits	229,972			189,979
Other liabilities	19,644			18,442
Shareholders’ equity	161,001			170,497
Total liabilities and
shareholders’ equity	$1,758,937	1,346		$1,714,613	1,663

Net interest income and net
interest margin[3]		$15,894	3.90%		$15,771	4.02%

Interest rate spread[4]			3.83%			3.94%

[1]
Income related to securities exempt from federal income taxes is stated on a fully taxable equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $98 for 2013 and $93 for 2012.

[2]
The average loans receivable balances include nonaccruing loans. Amortization of loan fees, net of deferred costs, and other loan-related fees of $7 and $84 for the three months ended September 30, 2013 and 2012, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense

In the third quarter of 2013, noninterest income increased 7.5% to $4.5 million, from $4.2 million during the same period in 2012. The Company recognized gains on the sale of investment securities of $458,000 during the third quarter of 2013, compared to $3,000 during the third quarter of 2012. Retail banking income increased 13.3% to $2.6 million in the third quarter of 2013 from $2.3 million in the third quarter of 2012 due primarily to changes in the rate and fee structures the Company applied to certain product offerings in the fourth quarter of 2012. Wealth management revenue increased 5.7% to $682,000 in the third quarter of 2013 from $645,000 in the third quarter of 2012 as the division continued to increase assets under management to $215.5 million at September 30, 2013 from $190.4 million at September 30, 2012.

In the third quarter of 2013, noninterest expense decreased 46.9% to $14.4 million, from $27.1 million in the third quarter of 2012. Personnel expense increased 7.2% to $8.1 million, from $7.5 million in the prior year third quarter. The increase is due primarily to the Company’s investments in its Charlotte and Raleigh commercial banking teams and, to a lesser extent, other key banking team additions in the Triad market. Other real estate owned (“OREO”) expense declined 98.6% to $152,000, from $11.1 million in the same period last year during which period the Company made significant progress in the execution of its asset disposition plan. In the third quarter of 2012, the Company expensed $1.9 million in adjustments for impairments on facilities and for other nonrecurring accruals.

The following table presents the details of Other Noninterest Expense (dollars in thousands):

	Three Months Ended
	September 30		Percentage
	2013	2012	Variance

Other noninterest expense:
Advertising	$324	$367	(11.7)%
Bankcard expense	130	117	11.1
Postage	177	186	(4.8)
Telephone	121	182	(33.5)
Amortization of core deposit intangible	176	182	(3.3)
Stationery, printing and supplies	105	97	8.2
Other expense	1,221	2,094	(41.7)
Total other noninterest expense	$2,254	$3,225	(30.1)

Income Taxes

The Company recorded income tax expense of $2.9 million for the third quarter of 2013, compared to an income tax benefit of $3.7 million for the third quarter of 2012. For the three-month period ended September 30, 2013, the Company’s effective tax rate was 48.9%. The effective tax rate was 36.3% before recording the estimated effect of a reduction in North Carolina corporate income tax rates. The Company’s effective tax rate was (10.2)% for the three-month period ended September 30, 2012, primarily a result of an increase of $11.0 million in the valuation allowance against deferred tax assets in that quarter. (Refer to Note 5 of the Notes to Consolidated Financial Statements.)

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net Interest Income

Net interest income for the first nine months of 2013, on a taxable equivalent basis, was $46.6 million, a decrease of $1.9 million, or 3.9%, from $48.5 million for the first nine months of 2012. Average earning assets in the first nine months of 2013 increased $9.5 million, or 0.6%, compared to the first nine months of 2012. Average interest-bearing liabilities in the first nine months of 2013 decreased $51.1 million, or 3.8%, to $1.30 billion, compared to $1.35 billion in the first nine months of 2012. Taxable equivalent net interest margin decreased to 3.93% for the first nine months of 2013, compared to 4.11% for the first nine months of 2012, a decrease of 18 basis points.  The interest rate spread decreased to 3.86% in the first nine months of 2013, compared to 4.03% in the first nine months of 2012, a decrease of 17 basis points.

The decrease in net interest margin and interest rate spread was driven primarily by a lower yield on taxable investment securities and a lower yield on the loan portfolio, partially offset by a lower cost of funds rate. The average yield on earning assets during the first nine months of 2013 decreased 35 basis points to 4.27% from 4.62% during the comparable period in 2012, while the average rate on interest-bearing liabilities decreased 18 basis points to 0.41% from 0.59%. For the nine months ended September 30, 2013, the annualized average yield on loans decreased to 4.61% from 4.95% for the nine months ended September 30, 2012. The net interest margin is also impacted by changes in interest income from nonaccrual loans. For the nine months ended September 30, 2013, nonaccrual interest decreased the net interest margin by four basis points compared to nine basis points for the nine months ended September 30, 2012. The following table provides an analysis of average volumes, yields and rates and net interest income on a taxable equivalent basis for the nine months ended September 30, 2013 and 2012.

(Fully taxable equivalent basis1, dollars in thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Earning assets:
Loans receivable[2]	$1,192,263	$41,135	4.61%	$1,177,334	$43,587	4.95%
Taxable securities	362,548	8,423	3.10	357,371	9,915	3.71
Tax exempt securities	15,810	863	7.28	17,692	852	6.43
FHLB stock	7,228	123	2.27	7,302	79	1.45
Interest-bearing bank balances	6,807	15	0.29	15,462	30	0.26

Total earning assets	1,584,656	50,559	4.27	1,575,161	54,463	4.62

Non-earning assets:
Cash and due from banks	24,416			26,132
Premises and equipment	35,036			36,522
Other assets	103,872			122,271
Allowance for credit losses	(26,504)			(28,635)

Total assets	$1,721,476	$50,559		$1,731,451	$54,463

Interest-bearing liabilities:
Savings deposits	$47,397	$18	0.05%	$44,155	$20	0.06%
NOW deposits	420,434	540	0.17	433,546	1,015	0.31
Money market deposits	332,014	441	0.18	373,158	1,024	0.37
Time deposits	341,301	1,248	0.49	379,106	2,158	0.76
Other borrowings	48,021	994	2.77	47,016	1,032	2.93
Borrowings from the Federal
Home Loan Bank	111,209	768	0.92	74,532	760	1.36

Total interest-bearing liabilities	1,300,376	4,009	0.41	1,351,513	6,009	0.59

Other liabilities and
shareholders’ equity:
Demand deposits	220,654			192,100
Other liabilities	19,420			19,372
Shareholders’ equity	181,026			168,466
Total liabilities and
shareholders’ equity	$1,721,476	4,009		$1,731,451	6,009

Net interest income and net
interest margin[3]		$46,550	3.93%		$48,454	4.11%

Interest rate spread[4]			3.86%			4.03%

[1]
Income related to securities exempt from federal income taxes is stated on a fully taxable equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $287 for 2013 and $281 for 2012.

[2]
The average loans receivable balances include nonaccruing loans. Amortization of loan fees, net of deferred costs, and other loan-related fees of $119 and $373 for the nine months ended September 30, 2013 and 2012, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense

In the first nine months of 2013, noninterest income increased to $13.4 million, from $12.2 million during the same period in 2012. The Company recognized gains on the sale of investment securities of $736,000 during the first nine months of 2013, compared to $3,000 during the first nine months of 2012. Retail banking income increased 10.2% to $7.6 million in the first nine months of 2013 from $6.9 million in the first nine months of 2012 due primarily to changes in the rate and fee structures the Company applied to certain product offerings in the fourth quarter of 2012. Wealth management revenue increased 7.3% to $1.9 million in the first nine months of 2013 from $1.8 million in the same period last year as the division continued to increase assets under management to $215.5 million at September 30, 2013 from $190.4 million at September 30, 2012. The Company also had a net gain of $308,000 on other equity investments during the first nine months of 2013, which is reflected within other noninterest income, compared to a net gain of $46,000 in the prior year period.

In the first nine months of 2013, noninterest expense decreased 28.2% to $42.0 million, from $58.5 million in the first nine months of 2012. Personnel expense increased 7.3% to $23.4 million, from $21.8 million in the first nine months of 2012. The increase is due primarily to the Company’s investments in its Charlotte and Raleigh commercial banking teams and, to a lesser extent, other key banking team additions in the Triad market. OREO expense declined to $(285,000), from $15.6 million in the same period last year due to significant progress by the Company in the execution of its asset disposition plan. In the third quarter of 2012, the Company expensed $1.9 million in adjustments for impairments on facilities and for other nonrecurring accruals.

The following table presents the details of Other Noninterest Expense (dollars in thousands):

	Nine Months Ended
	September 30		Percentage
	2013	2012	Variance

Other noninterest expense:
Advertising	$1,128	$1,150	(1.9)%
Bankcard expense	364	329	10.6
Postage	530	572	(7.3)
Telephone	528	525	0.6
Amortization of core deposit intangible	539	545	(1.1)
Stationery, printing and supplies	347	312	11.2
Other expense	3,442	4,353	(20.9)
Total other noninterest expense	$6,878	$7,786	(11.7)

Income Taxes

The effective tax rate for the first nine months of 2013 is (24.0)%, as the Company recorded the reversal of a substantial portion of the valuation allowance against its deferred tax asset in the second quarter (see Note 5 of the Notes to Consolidated Financial Statements) and the estimated effect of a reduction in North Carolina corporate income tax rates during the third quarter. The Company recorded an income tax benefit of $2.8 million for the first nine months of 2012 at an effective tax rate of (8.5)%, primarily as a result of losses during that period offset by an increase of $11.0 million in the valuation allowance against deferred tax assets in 2012.

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

At September 30, 2013, the allowance for credit losses was $25.4 million, or 2.00% of loans held for investment, compared to $26.6 million, or 2.30% of loans held for investment, at December 31, 2012, and $35.0 million, or 3.00% of loans held for investment, at September 30, 2012. At September 30, 2013, the allowance for credit losses was 220.03% of nonperforming loans, 124.67% at December 31, 2012 and 126.44% at September 30, 2012. The reduction in the allowance for credit losses and the changes in the composition of loans collectively evaluated for impairment are due to the reduction and changes in composition of classified loans. Based on analysis of the current loan portfolio and levels of problem assets and potential problem loans, management believes the allowance for credit losses is adequate. Additional information regarding the allowance for credit losses is presented in the table headed “Asset Quality Analysis” on page 39.

Nonperforming loans totaled $11.5 million at September 30, 2013, compared to $21.4 million at December 31, 2012 and $27.7 million at September 30, 2012. OREO was $2.7 million at September 30, 2013, $5.4 million at December 31, 2012, and $10.5 million at September 30, 2012. The decreases from the prior year third quarter reflect the successful completion of the Company’s asset disposition plan in 2012, which resulted in a $106 million reduction in adversely classified assets. Approximately $3.4 million was transferred from loans into OREO, and approximately $5.6 million of OREO was disposed of during the first nine months of 2013. The Company recorded $(285,000) of expenses on OREO during the first nine months of 2013, compared to $15.6 million in the first nine months of 2012. Nonperforming assets (comprised of nonaccrual loans, restructured loans and OREO) totaled $14.2 million, or 0.79% of total assets, at September 30, 2013, compared to $26.7 million, or 1.56% of total assets, at December 31, 2012 and $38.2 million, or 2.23% of total assets, a year ago.

Classified assets are summarized in the following table (dollars in thousands):

	September 30	December 31	September 30
	2013	2012	2012
Loans identified as impaired	$9,607	$16,400	$22,644
Other nonperforming loans	1,930	4,960	5,050
Total nonperforming loans	11,537	21,360	27,694
Performing classified loans	19,086	26,498	46,842
Total classified loans	30,623	47,858	74,536
OREO	2,695	5,355	10,465
Total classified assets	$33,318	$53,213	$85,001
Classified percentage(1)	18.25%	30.53%	48.10%

(1) Percentage of classified assets to the Bank’s Tier 1 capital and reserves.

The Bank is well within the regulatory commercial real estate high concentration guidelines in land acquisition, development and construction (the “AD&C portfolio”) loans, as well as total commercial real estate loans. At September 30, 2013, the Bank’s concentration levels were 46.74% and 200.37%, respectively, of total regulatory capital, which compares favorably to the interagency regulatory guidance maximum concentrations of 100% and 300%, respectively. The Bank’s AD&C portfolio totaled $81.7 million at September 30, 2013, including $20.8 million of speculative residential construction and residential acquisition and development. This portfolio is largely graded as classified loans.

The provision for credit losses charged to operations for the three months ended September 30, 2013 totaled $33,000, compared to $28.9 million for the three months ended September 30, 2012. Net chargeoffs for the three months ended September 30, 2013 were $1.0 million, or 0.34% of average loans held for investment on an annualized basis, compared to net chargeoffs of $19.1 million, or 6.52% of average loans held for investment on an annualized basis, for the three months ended September 30, 2012.

The provision for credit losses charged to operations for the nine months ended September 30, 2013 totaled $2.0 million, compared to $34.7 million for the nine months ended September 30, 2012. Net chargeoffs for the nine months ended September 30, 2013 were $3.3 million, or 0.37% of average loans held for investment on an annualized basis, compared to net chargeoffs of $28.5 million, or 3.23% of average loans held for investment on an annualized basis, for the nine months ended September 30, 2012.

Asset Quality Analysis
(dollars in thousands)

Allowance for credit losses:	Three Months Ended September 30 2013	Year Ended December 31 2012	Three Months Ended September 30 2012
Balance, beginning of period	$26,395	$28,844	$25,231
Loans charged off:
Secured by owner-occupied nonfarm nonresidential properties	-	9,297	4,609
Secured by other nonfarm nonresidential properties	-	3,634	1,491
Other commercial and industrial	324	4,375	3,257
Total Commercial	324	17,306	9,357

Construction loans – 1 to 4 family residential	-	439	193
Other construction and land development	372	8,335	4,079
Total Real estate – construction	372	8,774	4,272

Closed-end loans secured by 1 to 4 family residential properties	674	8,342	4,034
Lines of credit secured by 1 to 4 family residential properties	462	4,205	1,409
Loans secured by 5 or more family residential properties	-	790	273
Total Real estate – mortgage	1,136	13,337	5,716

Credit cards	49	348	54
Other consumer loans	127	843	263
Total Consumer	176	1,191	317

Total Other	338	3	1

Total chargeoffs	2,346	40,611	19,663

Recoveries of loans previously charged off:
Total Commercial	796	879	118
Total Real estate – construction	59	423	107
Total Real estate – mortgage	366	766	176
Total Consumer	69	314	157
Total Other	13	122	9
Total Recoveries	1,303	2,504	567
Net loans charged off	1,043	38,107	19,096
Provision for credit losses	33	35,893	28,881

Balance, end of period	$25,385	$26,630	$35,016

Nonperforming Assets:
Commercial nonaccrual loans, not restructured	$3,705	$5,528	$12,411
Commercial nonaccrual loans, restructured	546	670	5,092
Non-commercial nonaccrual loans, not restructured	4,132	9,855	4,418
Non-commercial nonaccrual loans, restructured	889	1,459	1,007
Total nonaccrual loans	9,272	17,512	22,928
Troubled debt restructured, accruing	2,231	3,804	4,760
Loans 90 days or more past due and still accruing	34	44	6
Total nonperforming loans	11,537	21,360	27,694
OREO	2,695	5,355	10,465
Total nonperforming assets	$14,232	$26,715	$38,159

Asset Quality Percentages:
Nonperforming loans to loans held for investment at end of period	0.91%	1.85%	2.37%
Nonperforming assets to total assets at end of period	0.79%	1.56%	2.23%
Allowance for credit losses as a percentage of loans held for investment at end of period	2.00%	2.30%	3.00%
Allowance for credit losses to nonperforming loans	220.03%	124.67%	126.44%
Net chargeoffs as a percentage of average loans outstanding during the period (annualized for interim periods)	0.34%	3.26%	6.52%

Allowance for credit losses:	Nine Months Ended September 30 2013	Year Ended December 31 2012	Nine Months Ended September 30 2012
Balance, beginning of period	$26,630	$28,844	$28,844
Loans charged off:
Secured by owner-occupied nonfarm nonresidential properties	175	9,297	5,755
Secured by other nonfarm nonresidential properties	125	3,634	2,101
Other commercial and industrial	559	4,375	3,842
Total Commercial	859	17,306	11,698

Construction loans – 1-4 family residential	182	439	403
Other construction and land development	943	8,335	6,611
Total Real estate – construction	1,125	8,774	7,014

Closed-end loans secured by 1 to 4 family residential properties	1,964	8,342	6,560
Lines of credit secured by 1 to 4 family residential properties	813	4,205	3,578
Loans secured by 5 or more family residential properties	-	790	273
Total Real estate – mortgage	2,777	13,337	10,411

Credit cards	162	348	265
Other consumer loans	644	843	583
Total Consumer	806	1,191	848

Total Other	338	3	3

Total chargeoffs	5,905	40,611	29,974

Recoveries of loans previously charged off:
Total Commercial	1,020	879	294
Total Real estate – construction	392	423	292
Total Real estate – mortgage	922	766	576
Total Consumer	214	314	278
Total Other	63	122	22
Total Recoveries	2,611	2,504	1,462
Net loans charged off	3,294	38,107	28,512
Provision for credit losses	2,049	35,893	34,684

Balance, end of period	$25,385	$26,630	$35,016

Nonperforming Assets:
Commercial nonaccrual loans, not restructured	$3,705	$5,528	$12,411
Commercial nonaccrual loans, restructured	546	670	5,092
Non-commercial nonaccrual loans, not restructured	4,132	9,855	4,418
Non-commercial nonaccrual loans, restructured	889	1,459	1,007
Total nonaccrual loans	9,272	17,512	22,928
Troubled debt restructured, accruing	2,231	3,804	4,760
Loans 90 days or more past due and still accruing	34	44	6
Total nonperforming loans	11,537	21,360	27,694
OREO	2,695	5,355	10,465
Total nonperforming assets	$14,232	$26,715	$38,159

Asset Quality Percentages:
Nonperforming loans to loans held for investment at end of period	0.91%	1.85%	2.37%
Nonperforming assets to total assets at end of period	0.79%	1.56%	2.23%
Allowance for credit losses as a percentage of loans held for investment at end of period	2.00%	2.30%	3.00%
Allowance for credit losses to nonperforming loans	220.03%	124.67%	126.44%
Net chargeoffs as a percentage of average loans outstanding during the period (annualized for interim periods)	0.37%	3.26%	3.23%

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

During the first nine months of 2013, the Company had net cash provided by operating activities of $20.7 million, compared to $21.2 million in the first nine months of 2012. Proceeds from sales of loans held for sale in excess of originations of loans held for sale were $7.1 million during the first nine months of 2013, compared to $2.7 million in the first nine months of 2012. Net income increased $49.4 million in the first nine months of 2013 compared to the first nine months of 2012. The provision for credit losses decreased $32.6 million for the first nine months of 2013 compared to the first nine months of 2012. For the first nine months of 2013, there was a net gain of $742,000 related to OREO, compared to a net loss of $14.6 million for the first nine months of 2012. In addition, there was a net gain on sales of investment securities of $736,000 during the first nine months of 2013, compared to a gain of $3,000 for the first nine months of 2012. There was a deferred income tax benefit of $3.7 million for the first nine months of 2013 compared to a deferred income tax benefit of $2.8 million for the first nine months of 2012.

Net cash used in investing activities for the first nine months of 2013 was $86.1 million, compared to net cash used in investing activities for the first nine months of 2012 of $32.2 million. This change is primarily attributable to an increase in loans held for investment of $117.6 million, compared to an increase of $4.6 million during the same period last year, partially offset by proceeds from sales, calls, maturities and prepayments of securities of $162.2 million during the first nine months of 2013, compared to $134.5 million during the same period last year. Purchases of securities used $135.2 million during the first nine months of 2013, compared to $171.4 million used during the first nine months of 2012. During the first nine months of 2013, proceeds from the sale of OREO were $6.7 million, compared to $13.0 million during the same period last year.

During the nine months ended September 30, 2013, net cash provided by financing activities was $82.4 million, compared to net cash used in financing activities of $297,000 during the same period of 2012. The change was primarily the result of an increase in deposits of $79.5 million during the first nine months of 2013, compared to a net decrease of $28.9 million in deposits during the first nine months of 2012. During the first nine months of 2013, borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) increased $49.7 million, compared to an increase of $30.5 million during the same period last year. During the first nine months of 2013, the Company had cash outflows of $37.5 million (including related expense of $100,000) for redemption of preferred stock and $7.8 million for repurchase of stock warrant, as discussed on page 42 under the heading “Capital Resources and Shareholder’s Equity.”

Cash and cash equivalents totaled $56.9 million at September 30, 2013, compared to $39.8 million at December 31, 2012 and $42.7 million at September 30, 2012.

The Bank has borrowing capacity of approximately $301.6 million with the FHLB, of which approximately $88.9 million was available at September 30, 2013 after deducting $50.0 million in letters of credit and $162.7 million in outstanding borrowings. These borrowings are collateralized by FHLB stock, investment securities, qualifying residential 1 to 4 family first mortgage loans, qualifying multifamily first mortgage loans, qualifying commercial real estate loans, and qualifying home equity lines of credit and second mortgage loans. The Bank provides various reports to the FHLB on a regular basis to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the line of credit. The Bank also has $5.0 million of borrowing capacity through the Federal Reserve Bank System, of which none was used as of September 30, 2013. The line with the Federal Reserve Bank of Richmond is collateralized using qualified loans. In addition, the Bank has $25.0 million in unsecured, overnight federal funds lines with correspondent banks.

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

The following table summarizes the results of the Company’s income simulation model as of June 30, 2013, the most currently available review date.

	Change in Net Interest Income
	Year 1	Year 2
Change in Market Interest Rates:
200 basis point ramped increase	(0.52)%	(3.46)%
Base case – no change	-	(2.87)%
100 basis point ramped decrease	0.00%	(5.92)%

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

On April 18, 2013, the U.S. Department of the Treasury (the “U.S. Treasury”) held an auction to sell all of its investment in the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”). The sale was settled on April 29, 2013. As a consequence, the Company is no longer subject to many of the rules and regulations that were established in connection with the Capital Purchase Program (the “CPP”). Subsequent to the auction, 34,438 shares of common stock were issued pursuant to vested restricted stock units. On May 15, 2013, the Company completed its repurchase from the U.S. Treasury of a warrant (the “Warrant”) to purchase 2,567,255 shares of the Company’s common stock. The Company repurchased the Warrant for its fair market value of $7,779,000. Following the Company’s repurchase of the Warrant, the U.S. Treasury has no equity or other ownership interest in the Company. On June 3, 2013, the Company redeemed 37,372 of the Company’s 52,372 outstanding shares of Series A Preferred Stock at the liquidation price of $1,000 per share for a total of $37,372,000 plus $93,430 of accrued and unpaid dividends. The Company did not repurchase any of its equity securities during 2012.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The North Carolina Commissioner of Banks, the Federal Reserve and the Federal Deposit Insurance Corporation (the “FDIC”), which are the primary banking regulatory agencies for the Bank and the Company, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines.

As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of September 30, 2013.

	Regulatory Capital
	Well Capitalized	Adequately Capitalized	Company	Bank

Total Capital	10.0%	8.0%	13.09%	12.65%
Tier 1 Capital	6.0	4.0	11.82	11.38
Leverage Capital	5.0	4.0	9.47	9.11

The Company has decided to eliminate tax planning strategies from the calculation of the disallowed deferred tax asset used in determining the regulatory capital levels of the Company and the Bank. The Company has revised its methodology accordingly. The following table presents the capital levels as of June 30, 2013 of the Company and the Bank, as revised and as originally reported.

	Regulatory Capital
	Company Revised	Company As Reported	Bank Revised	Bank As Reported

Total Capital	12.87%	13.47%	12.40%	12.97%
Tier 1 Capital	11.59	12.19	11.12	11.69
Leverage Capital	9.51	10.01	9.12	9.60

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of future period net interest income or other comprehensive income.

The Company considers interest rate risk to be its most significant market risk, which is discussed under the heading “Interest Rate Risk Management” on page 42.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management, including its CEO, CFO and Chief Accounting Officer (“CAO”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of September 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

44

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

45

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

10.24
Second Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 11, 2012, incorporated herein by reference to Exhibit 10.33 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012.*

10.25
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

46

10.27
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

10.31
Form of Securities Purchase Agreement, dated November 1, 2012, between NewBridge Bancorp and certain investors, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 1, 2012 (SEC File No. 000-11448).

10.32
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

47

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2013	NEWBRIDGE BANCORP
(Registrant)

	By:	/s/ Ramsey K. Hamadi
Name: Ramsey K. Hamadi
Title: Senior Executive Vice President and Chief Financial Officer
(Authorized Officer)

48

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

49