Form 10-K
period 2013-12-31
NEWBRIDGE BANCORP
filed 2014-03-12
CIK 714530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2013	Commission File Number: 000-11448

NewBridge Bancorp
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1348147
(State of Incorporation)	(I.R.S. Employer Identification No.)

1501 Highwoods Blvd., Suite 400
Greensboro, North Carolina	27410
(Address of principal executive offices)	(Zip Code)

(336) 369-0900
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered
Class A Common Stock, no par value per share	Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s voting and nonvoting common equity held by non-affiliates of the Registrant, based on the average bid and asked price of such common equity on the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $165.3 million. As of March 11, 2014 (the most recent practicable date), the Registrant had 25,303,820 shares of Class A Common Stock outstanding and 3,186,748 shares of Class B Common Stock outstanding.

Documents incorporated by reference – Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders of NewBridge Bancorp (the “Proxy Statement”) are incorporated by reference into Part III hereof.

The Exhibit Index begins on page 116.

NewBridge Bancorp
Annual Report on Form 10-K for the fiscal year ended December 31, 2013

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of NewBridge Bancorp (hereinafter referred to as “Bancorp” or the “Company”) including but not limited to Bancorp’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects,” “anticipates,” “should,” “estimates,” “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:

•	Revenues are lower than expected;

•	Credit quality deterioration, which could cause an increase in the provision for credit losses;

•	Competitive pressure among depository institutions increases significantly;

•	Changes in consumer spending, borrowings and savings habits;

•	Technological changes and security and operations risks associated with the use of technology;

•	The cost of additional capital is more than expected;

•	The interest rate environment could reduce interest margins;

•	Asset/liability repricing risks, ineffective hedging and liquidity risks;

•	Counterparty risk;

•	General economic conditions, particularly those affecting real estate values, either nationally or in the market areas in which we do or anticipate doing business, are less favorable than expected;

•	The effects of the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums and assessments;

•	The effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System;

•	Volatility in the credit or equity markets and its effect on the general economy;

•	Demand for the products or services of the Company, as well as its ability to attract and retain qualified people;

•	The costs and effects of legal, accounting and regulatory developments and compliance;

•	Regulatory approvals for acquisitions cannot be obtained on the terms expected or on the anticipated schedule;

•	The effects of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations, and the enactment of further regulations related to this Act;

•	More stringent capital requirements effective January 1, 2015;

•	Risks associated with the Company’s growth strategy, including acquisitions; and

•	The effects of any intangible or deferred tax asset impairments that may be required in the future.

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

As of December 31, 2013, the Bank operated two active non-bank subsidiaries: LSB Properties, Inc. (“LSB Properties”) and Henry Properties, LLC (“Henry Properties”), which together own the real estate acquired in settlement of loans of the Bank.

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

The Company operates one reportable segment, the Bank. Reference is made to Item 8 – “Financial Statements and Supplementary Data.” Management believes that the Company is not dependent upon any single client, or a few clients, the loss of any one or more of which would have a material adverse effect on the Company’s operations.

Market Areas

The Bank’s primary market area is the Piedmont Triad Region of NC. The Bank’s secondary market area is the Cape Fear Region of NC, which is comprised of the state’s four most southeastern counties. The Bank also operates in North Carolina’s two strongest growth market areas, Charlotte and Raleigh, NC. On December 31, 2013, the Bank operated 36 branch offices in its four markets, which are also four of the largest markets in NC. The Bank also had loan production offices in Asheboro, Greensboro, Morganton, Raleigh, Southport and Winston-Salem, NC. The following table lists the Bank’s branch offices, categorized by region and city.

Charlotte:	Piedmont Triad Region
Charlotte (SouthPark)	Lexington (five offices)
Greensboro (four offices)
Raleigh:	Winston-Salem (four offices)
Raleigh (Downtown)	Reidsville (two offices)
Clemmons
Cape Fear Region:	Danbury
Wilmington (two offices)	Eden
Boiling Spring Lakes	High Point
Burgaw	Jamestown
Calabash	Kernersville
Oak Island	King
Shallotte	Madison
Southport	Thomasville
Sunset Beach	Walkertown

In November 2013, the Bank announced that it had entered into an agreement to merge with CapStone Bank, a commercial bank headquartered in Raleigh, NC with four branches in Raleigh and nearby markets. It is anticipated that the merger will be completed in the second quarter of 2014, subject to receipt of regulatory and shareholder approval.

As of December 31, 2013, the Bank operated 25 branches and three loan production offices in the Piedmont Triad Region of North Carolina. The Piedmont Triad Region is a 12 county area, located in the interstate corridor between the Charlotte and Research Triangle metro areas, and has a combined population of approximately 1.6 million people. The Piedmont Triad Region includes the cities of Greensboro, Winston-Salem and High Point, respectively the third, fourth and ninth largest cities in NC.

The Piedmont Triad Region’s economy was built on the textile, furniture and tobacco industries. As these industries have contracted, the Piedmont Triad Region has transitioned to a more service-oriented economy by successfully diversifying into areas related to transportation, logistics, health care, education and technology. The Piedmont Triad International Airport (“PTI”) is home to Honda Aircraft Company’s world headquarters and a  national FedEx hub.

In addition to its strategic proximity to key markets, the Piedmont Triad Region has a well-defined transportation infrastructure, providing access to both global and national markets. Interstates 40, 85 and 77 provide both North-South and East-West routes. In addition, local manufacturers and distribution hubs will have direct access to both Midwest markets and additional Southeast ports when Interstates 73 and 74, which will bisect the Piedmont Triad Region, are completed. Moreover, extensive rail services are offered by Norfolk Southern, CSX and Amtrak, as well as a number of short-line railroads.

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

As of December 31, 2013, the Bank operated nine branches and one loan production office in the Cape Fear Region. The Cape Fear Region is centered around Wilmington, the eighth largest city in NC. A historic seaport and a popular tourist destination, Wilmington has a diversified economy and is a major resort area, a light manufacturing center, a chemical manufacturing center and the distribution hub of southeastern NC. The city also serves as the retail and medical center for the region.

In addition to economic diversification, Wilmington has experienced extensive industrial development and growth in the service and trade sectors over the last 20 years. Companies in the Wilmington area produce fiber optic cables for the communications industry, aircraft engine parts, pharmaceuticals, nuclear fuel components and various textile products. The motion picture and television industries also have a significant presence in the area.

The total population of the Cape Fear Region is approximately 420,000. The area is served by Interstate 40 and U.S. Highways 17 and 74, major rail connections and national and regional airlines through facilities at Wilmington International Airport. Wilmington is also home to the Port of Wilmington, one of two deep-water ports in NC, and the University of North Carolina at Wilmington.

As of December 31, 2013, the Bank operated one branch in Charlotte. The office is located in Charlotte’s SouthPark neighborhood featuring one of the largest business districts in the State, as well as upscale shopping and residential areas.

Charlotte is the largest city in North Carolina and is within one of the fastest growing metropolitan statistical areas (“MSAs”) in the Southeast. The city is also considered one of the major banking centers in the country. The Charlotte-Gastonia-Rock Hill MSA is the 34th largest MSA in the nation and the fourth fastest growing MSA over the past decade. Mecklenburg County alone, where Charlotte is located, has grown more than 35 percent since 2000, with a population of more than 900,000.

As of December 31, 2013, the Bank operated one branch and one loan production office in Raleigh, the capital of North Carolina. The branch office is located in the middle of downtown just one block from the State Capitol.

Raleigh is the second largest city in North Carolina. The Raleigh-Cary MSA is the 47th largest MSA in the country and is one of the fastest growing MSAs. Raleigh is also one of the three cities that make up the area known as the Triangle (Raleigh, Durham and Chapel Hill). The Triangle is best known for Research Triangle Park and the three universities which anchor each of its cities: Duke University in Durham, The University of North Carolina in Chapel Hill, and North Carolina State University in Raleigh.

Management believes that unemployment data is the most significant indicator of the economic health of its market areas and monitors this data on a regular basis. As reflected in the table below, the unemployment rate in each of the Bank’s market areas has been elevated since the end of 2008 but showed significant improvement in 2013. The table also shows the Bank’s nonperforming loans as a percentage of its total loans in each market as of December 31, 2013.

	Unemployment Rate						As of December 31, 2013
	December 31						Nonperforming Loans	Total Loans(1)	% of Total Loans
	2008	2009	2010	2011	2012	2013	(in thousands)
Piedmont Triad:
Guilford County	8.3%	11.2%	10.1%	9.9%	9.5%	6.9%	$1,139	$260,719	0.44%
Davidson County	9.7	13.4	11.1	10.5	10.1	6.9	2,054	198,591	1.03
Rockingham County	10.1	12.6	12.1	11.4	10.6	7.5	372	68,065	0.55
Forsyth/Stokes Counties	7.4	9.9	9.1	9.5	8.8	6.1	272	161,783	0.17
Wake County	5.9	8.5	8.0	7.7	7.3	5.0	-	49,938	-
Mecklenberg County	7.7	11.2	10.5	9.5	9.2	6.7	-	94,916	-
Cape Fear	7.5	9.7	8.9	9.7	9.5	7.5	1,979	288,477	0.69
Loan Production Offices	N/A	N/A	N/A	N/A	N/A	N/A	-	26,152	-
Corporate Centers:
Mortgage Center	N/A	N/A	N/A	N/A	N/A	N/A	3,249	230,346	1.41
Virginia Loans	N/A	N/A	N/A	N/A	N/A	N/A	333	6,141	5.42
Credit Cards	N/A	N/A	N/A	N/A	N/A	N/A	-	7,955	-
Other	N/A	N/A	N/A	N/A	N/A	N/A	-	23,620	-

The following table reflects the Bank’s loans, deposits and branch locations by region at December 31, 2013, and the Bank’s rank by deposit market share as of June 30, 2013 (dollars in thousands):

Market	Loans(1)(2)	Deposits(2)	Number of Branches	Deposit Market Share Rank(3)(4)
Piedmont Triad	$689,158	$1,019,637	25	2
Raleigh	49,938	16,421	1	14
Charlotte	94,916	18,105	1	15
Cape Fear	288,477	259,260	9	2

(1)	Excludes loans held for sale.
(2)	Excludes loans and deposits held in corporate centers and loan production offices.
(3)	As of June 30, 2013, rank for community banks; excludes banks greater than $10 billion in assets.
(4)	Includes Security Savings Bank, SSB, which was acquired on October 1, 2013.

Deposits

The Bank offers a variety of deposit products to small to medium-sized businesses and retail clients at interest rates generally competitive with those of other financial institutions. The table below sets forth the mix of depository accounts at the Bank as a percentage of total deposits of the Bank at the dates indicated.

	As of December 31
	2013	2012	2011

Noninterest-bearing demand	15.5%	15.4%	12.2%
Savings, NOW, MMI	55.4	59.5	60.1
Certificates of deposit	29.1	25.1	27.7
	100.0%	100.0%	100.0%

The Bank accepts deposits at its banking offices, most of which have automated teller machines (“ATMs”). Its memberships in multiple ATM networks allow clients access to their depository accounts from ATM facilities throughout the United States. Competitive fees are charged for the use of its ATM facilities by clients not having an account with the Bank. Deposit flows are controlled primarily through the pricing of deposits.

At December 31, 2013, the Bank had $273.5 million in certificates of deposit of $100,000 or more, including $193.8 million in certificates of deposit of $250,000 or more. It also utilizes brokered deposits and deposits obtained through the Certificate of Deposit Account Registry Service (“CDARS”), a service of Promontory InterFinancial Network, LLC, to supplement in-market deposits. The accompanying table presents the scheduled maturities of time deposits of $100,000 or more and $250,000 or more at December 31, 2013.

Scheduled maturity of time deposits	$100,000 or more	$250,000 or more
(In thousands)
Less than three months	$127,428	$104,639
Three through six months	77,196	61,220
Seven through twelve months	38,636	17,585
More than twelve months	30,284	10,396
Total	$273,544	$193,840

See also Note 7 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Marketing

The Bank focuses its marketing efforts on small to medium-sized businesses, professionals and retail clients, and on achieving certain strategic objectives, including increasing noninterest income and growing core deposits and loans. The Bank promotes its brand through its association with the Greensboro minor league baseball team and ballpark (NewBridge Bank Park), traditional advertising and promotions, sponsorship of local events and other community-focused campaigns. The Bank also invests in bank-hosted events and client hospitality opportunities that foster relationship building and business development.

Competition

Commercial banking in North Carolina is extremely competitive. Many of the Bank’s competitors are significantly larger and have greater resources. The Bank encounters significant competition from a number of sources, including commercial banks, thrift institutions, credit unions and other financial institutions and financial intermediaries. The Bank competes in its market areas with some of the largest banking organizations in the Southeast and nationally, almost all of which have numerous branches in NC. Many of its competitors have substantially higher lending limits due to their greater total capitalization, and some perform functions for their clients that the Bank generally does not offer. The Bank primarily relies on providing quality products and services at a competitive price within its market areas. As a result of interstate banking legislation, the Bank’s market is open to future penetration by out-of-state banks thereby further increasing future competition.

As of June 30, 2013, the Bank competed with 34 commercial banks and savings institutions in the Piedmont Triad Region; 20 in the Cape Fear Region; 26 in Raleigh; and 24 in Charlotte. There are also a large number of competing credit unions in each market.

Employees

At December 31, 2013, the Company had a total of 449 employees, including 434 full time employees, all of whom were compensated by the Bank. None of the Company’s employees are represented by a collective bargaining unit, and the Company has not recently experienced any type of strike or labor dispute. The Company considers its relationship with its employees to be good.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act significantly changed bank regulation and has affected the lending, investment, trading and operating activities of depository institutions and their holding companies.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with extensive powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as the Bank, will continue to be examined by their applicable federal bank regulators. The Dodd-Frank Act also gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for FDIC assessments for deposit insurance, permanently increased the maximum amount of deposit insurance to $250,000 per depositor. The legislation also, among other things, requires originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. The Dodd-Frank Act increased the ability of shareholders to influence boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates or require the implementing regulations and, therefore, their impact on our operations cannot be fully determined at this time. However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for the Bank and Bancorp.

Capital Adequacy Guidelines for Bank Holding Companies.  The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock less certain goodwill items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum. Bancorp exceeded all applicable minimum capital adequacy guidelines as of December 31, 2013.

In July 2013, the Federal Reserve and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

Prompt Corrective Action.  The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Under the regulations, an institution is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (B) “significantly undercapitalized” if the institution has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2013, the Bank was deemed to be “well capitalized.”

In July 2013, the Federal Reserve approved a new rule that implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. See “Capital Requirements for the Bank” below.

Capital Requirements for the Bank.  As a FDIC insured commercial bank that is not a member of the Federal Reserve, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state non-member banks that (i) receive the highest rating during the examination process and (ii) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable minimum capital requirements as of December 31, 2013.

The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to Bancorp and the Bank will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Deposit Insurance Assessments.  The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Deposit Insurance Fund, such as the Bank, is specified in a schedule issued by the FDIC. The assessment rate schedule can change from time to time at the discretion of the FDIC, subject to certain limits. In 2010, FDIC assessments for deposit insurance ranged from 12 to 50 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. On February 7, 2011, the FDIC adopted a new assessment formula, effective with the second quarter of 2011, which reduced the Bank’s assessments. In the third quarter of 2011, and then, again in the fourth quarter of 2013, the Bank received a new rating, each of which further reduced the Bank’s assessments.

Federal Home Loan Bank System.  The Federal Home Loan Bank (“FHLB”) system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.12% of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta. At December 31, 2013, the Bank was in compliance with these requirements.

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

Changes in Control.  The BHCA prohibits Bancorp from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank or financial holding company or savings bank holding company without prior approval of the Federal Reserve. Similarly, Federal Reserve approval (or, in certain cases, non-objection) must be obtained prior to any person acquiring control of Bancorp. Control is deemed to exist if, among other things, a person acquires 25% or more of any class of voting stock of Bancorp or controls in any manner the election of a majority of the directors of Bancorp. Control is presumed to exist if a person acquires 10% or more of any class of voting stock, the stock is registered under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”), and the acquiror will be the largest shareholder after the acquisition. Bancorp has only one class of voting stock (Class A Common Stock).

Federal Securities Law.  Bancorp has registered a class of its common stock (Class A Common Stock) with the Securities and Exchange Commission (“SEC”) pursuant to Section 12(g) of the Exchange Act. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to Bancorp.

Transactions with Affiliates.  Under current federal law, depository institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal shareholders. Under Section 22(h), loans to directors, executive officers and shareholders who own more than 10% of a depository institution, and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution’s loans to one borrower limit (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and shareholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution.  Any “interested” director may not participate in the voting. The FDIC has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the Bank. The FDIC has imposed additional limits on the amount a bank can loan to an executive officer.

Loans to One Borrower.  The Bank is subject to the loans to one borrower limits imposed by NC law, which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any single borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the Bank’s capital, as used in the calculation of its risk-based capital ratios, plus those portions of the Bank’s allowance for credit losses, deferred tax assets, and intangible assets that are excluded from the Bank’s capital. At December 31, 2013, this limit was $31.8 million. This limit is increased by an additional 10% of the Bank’s capital, or $21.2 million as of December 31, 2013, for loans and extensions of credit that are fully secured by readily marketable collateral.

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

Other.  Additional regulations require annual examinations of all insured depository institutions by the appropriate federal banking agency and establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards.

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

Risks Associated with Our Business

Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally. While showing signs of improvement, the global, U.S. and North Carolina economies are continuing to experience reduced business activity and consumer spending as a result of the lingering effects of the most recent recession. Continued weakness or further weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

•	A decrease in the demand for loans or other products and services offered by us;
•	A decrease in the value of our loans or other assets secured by consumer or commercial real estate;
•	A decrease in deposit balances due to overall reductions in the accounts of clients;
•	An impairment of certain intangible assets or investment securities;
•	A decreased ability to raise additional capital on terms acceptable to us or at all; or
•	An increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net chargeoffs and provision for credit losses, which would reduce our earnings.

Financial reform legislation enacted by Congress and resulting regulations have increased, and are expected to continue to increase our costs of operations. Congress enacted the Dodd-Frank Act in 2010. This law has significantly changed the structure of the bank regulatory system and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations. Although some of these regulations have been promulgated, many additional regulations are expected to be issued in 2014 and thereafter. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are having an effect on us. For example, a provision repeals restrictions on the payment of interest on commercial demand deposits, thus allowing businesses to have interest-bearing checking accounts. Although not currently quantifiable, this significant change to existing law could have an adverse effect on our interest expense.

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

Increases in FDIC insurance premiums may adversely affect Bancorp’s net income and profitability. Bancorp is generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are bank or financial institution failures that exceed the FDIC’s expectations, the Bank may be required to pay higher FDIC premiums than those currently in force. Any future increases or required prepayments of FDIC insurance premiums may adversely impact Bancorp’s earnings and financial condition.

We are subject to extensive regulation and oversight, and, depending upon the findings and determinations of our regulatory authorities, we may be required to make adjustments to our business, operations or financial position and could become subject to formal or informal regulatory action. We are subject to extensive regulation and supervision, including examination by federal and state banking regulators. Federal and state regulators have the ability to impose substantial sanctions, restrictions and requirements on us if they determine, upon conclusion of their examination or otherwise, violations of laws with which we must comply or weaknesses or failures with respect to general standards of safety and soundness, including, for example, in respect of any financial concerns that the regulators may identify and desire for us to address. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, consent orders, civil money penalties and termination of deposit insurance and bank closure. Enforcement actions may be taken regardless of the capital levels of the institutions, and regardless of prior examination findings. In particular, institutions that are not sufficiently capitalized in accordance with regulatory standards may also face capital directives or prompt corrective actions. Enforcement actions may require certain corrective steps (including staff additions or changes), impose limits on activities (such as lending, deposit taking, acquisitions, paying dividends or branching), prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised, any of which could adversely affect our financial condition and results of operations. The imposition of regulatory sanctions, including monetary penalties, may have a material impact on our financial condition and results of operations and/or damage our reputation. In addition, compliance with any such action could distract management’s attention from our operations, cause us to incur significant expenses, restrict us from engaging in potentially profitable activities and limit our ability to raise capital.

We will become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares. In July 2013, the Federal Reserve and the FDIC approved new rules that will substantially amend the regulatory risk-based capital rules applicable to the Bank. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for the Bank and Bancorp on January 1, 2015, and revises the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital requirements will be: (i) a new common equity tier 1 capital ratio of 4.5%; (ii) a tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a tier 1 leverage ratio of 4%. These rules also establish a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity tier 1 capital ratio of 7.0%, (ii) a tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements for the Bank could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were to be unable to comply with such requirements.

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

Bancorp may not be able to implement aspects of its growth strategy. Bancorp’s growth strategy contemplates the future expansion of its business and operations both organically and by selective acquisitions such as through the acquisition of banks and the establishment of banking offices in its market areas and other markets in the Carolinas and Virginia.  Implementing these aspects of Bancorp’s growth strategy depends, in part, on its ability to successfully identify acquisition opportunities and strategic partners that will complement its operating philosophy and to successfully integrate their operations with those of Bancorp, as well as generate loans and deposits of acceptable risk and expense.  To successfully acquire or establish banks or banking offices, Bancorp must be able to correctly identify profitable or growing markets, as well as attract the necessary relationships and high caliber banking personnel to make these new banking offices profitable.  In addition, Bancorp may not be able to identify suitable opportunities for further growth and expansion or, if it does, Bancorp may not be able to successfully integrate these new operations into its business.

As consolidation of the financial services industry continues, the competition for suitable acquisition candidates may increase.  Bancorp will compete with other financial services companies for acquisition opportunities, and many of these competitors have greater financial resources than Bancorp does and may be able to pay more for an acquisition than Bancorp is able or willing to pay.

Bancorp can offer no assurance that it will have opportunities to acquire other financial institutions or acquire or establish any new branches or loan production offices, or that it will be able to negotiate, finance and complete any opportunities available to it.

If Bancorp is unable to effectively implement its growth strategies, its business, results of operations and stock price may be materially and adversely affected.

Future expansion involves risks. The acquisition by Bancorp of other financial institutions or parts of those institutions, or the establishment of de novo branch offices and loan production offices, involves a number of risks, including the risk that:

•	Bancorp may incur substantial costs in identifying and evaluating potential acquisitions and merger partners, or in evaluating new markets, hiring experienced local managers, and opening new offices;
•	Bancorp’s estimates and judgments used to evaluate credit, operations, management and market risks relating to target institutions may not be accurate;
•	The institutions Bancorp acquires may have distressed assets and there can be no assurance that Bancorp will be able to realize the value it predicts from those assets or that it will make sufficient provisions or have sufficient capital for future losses;
•	Bancorp may be required to take write-downs or write-offs, restructuring and impairment, or other charges related to the institutions it acquires that could have a significant negative effect on Bancorp’s financial condition and results of operations;
•	There may be substantial lag-time between completing an acquisition or opening a new office and generating sufficient assets and deposits to support costs of the expansion;
•	Bancorp may not be able to finance an acquisition, or the financing it obtains may have an adverse effect on its results of operations or result in dilution to its existing shareholders;
•	Bancorp’s management’s attention in negotiating a transaction and integrating the operations and personnel of the combining businesses may be diverted from its existing business and Bancorp may not be able to successfully integrate such operations and personnel;
•	If Bancorp experiences problems with system conversions, financial losses could be sustained from transactions processed incorrectly or not at all;
•	Bancorp may not be able to obtain regulatory approval for an acquisition;
•	Bancorp may enter new markets where it lacks local experience or that introduce new risks to its operations, or that otherwise result in adverse effects on its results of operations;
•	Bancorp may introduce new products and services it is not equipped to manage or that introduce new risks to its operations, or that otherwise result in adverse effects on its results of operations;
•	Bancorp may incur intangible assets in connection with an acquisition, or the intangible assets it incurs may become impaired, which results in adverse short-term effects on Bancorp’s results of operations;
•	Bancorp may assume liabilities in connection with an acquisition, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have an adverse effect on Bancorp’s results of operations, financial condition and stock price; or
•	Bancorp may lose key employees and customers.

Bancorp cannot assure you that it will be able to successfully integrate any banking offices that Bancorp acquires into its operations or retain the customers of those offices.  If any of these risks occur in connection with Bancorp’s expansion efforts, it may have a material and adverse effect on Bancorp’s results of operations and financial condition.

New bank office facilities and other facilities may not be profitable. Bancorp may not be able to organically expand into new markets that are profitable for its franchise.  The costs to start up bank branches and loan production offices in new markets, other than through acquisitions, and the additional costs to operate these facilities would increase Bancorp’s noninterest expense and may decrease its earnings.  It may be difficult to adequately and profitably manage Bancorp’s growth through the establishment of bank branches or loan production offices in new markets.  In addition, Bancorp can provide no assurance that its expansion into any such new markets will successfully attract enough new business to offset the expenses of their operation.  If Bancorp is not able to do so, its earnings and stock price may be negatively impacted.

Acquisition of assets and assumption of liabilities may expose Bancorp to intangible asset risk, which could impact its results of operations and financial condition. In connection with any acquisitions, as required by accounting principles generally accepted in the United States (“GAAP”), Bancorp will record assets acquired and liabilities assumed at their fair value, and, as such, acquisitions may result in Bancorp recording intangible assets, including deposit intangibles and goodwill.  Bancorp will perform a goodwill valuation at least annually to test for goodwill impairment.  Impairment testing is a two-step process that first compares the fair value of goodwill with its carrying amount, and second measures impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  Adverse conditions in its business climate, including a significant decline in future operating cash flows, a significant change in Bancorp’s stock price or market capitalization, or a deviation from Bancorp’s expected growth rate and performance may significantly affect the fair value of any goodwill and may trigger impairment losses, which could be materially adverse to Bancorp’s results of operations, financial condition and stock price.

The success of Bancorp’s growth strategy depends on Bancorp’s ability to identify and retain individuals with experience and relationships in the markets in which it intends to expand. Bancorp’s growth strategy contemplates that it may expand its business and operations to other markets in the Carolinas and Virginia through organic growth and selective acquisitions.  Bancorp intends to primarily target market areas that it believes possess attractive demographic, economic or competitive characteristics.  To expand into new markets successfully, Bancorp must identify and retain experienced key management members with local expertise and relationships in these markets.  Competition for qualified personnel in the markets in which Bancorp may expand may be intense, and there may be a limited number of qualified persons with knowledge of and experience in the commercial banking industry in these markets.  Even if Bancorp identifies individuals that it believes could assist it in establishing a presence in a new market, Bancorp may be unable to recruit these individuals away from other banks or be unable to do so at a reasonable cost.  In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out Bancorp’s strategy is often lengthy.  Bancorp’s inability to identify, recruit and retain talented personnel to manage new offices effectively would limit its growth and could materially adversely affect its business, financial condition, results of operations and stock price.

We rely on dividends and management and service fees from the Bank. Bancorp is a separate and distinct legal entity from the Bank. Dividends and management and service fees received from the Bank are the principal source of funds to pay dividends on Bancorp’s common and preferred stock, and interest and principal on its outstanding debt securities. Management and service fees are limited generally to reimbursement of certain operating expenses. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to Bancorp. The Bank was restricted from paying dividends to Bancorp in 2012 unless it received advance approval from the FDIC and the Commissioner. This restriction was removed in February of 2013. In the event the Bank were unable to pay dividends to Bancorp, Bancorp might not be able to service debt, pay obligations, or pay dividends on Bancorp’s common stock. Such an inability to receive dividends from the Bank could have a material adverse effect on Bancorp’s business, financial condition and results of operations. See Item 1 “Business – Supervision and Regulation” and Note 18 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Our allowance for credit losses may be insufficient. All borrowers carry the potential to default, and our remedies to recover (seizure and/or sale of collateral, legal actions, guarantees, etc.) may not fully satisfy money previously lent. We maintain an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated credit losses and risks inherent in the loan portfolio. The level of the allowance for credit losses reflects management’s continuing evaluation of industry concentrations; specific credit risks; credit loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of additional loan chargeoffs, based on judgments different than those of management. An increase in the allowance for credit losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our financial condition and results of operations.

If the value of real estate in the markets we serve were to decline, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us. At December 31, 2013, our loans secured by real estate totaled $1.27 billion, or 89.5% of total loans (excluding loans held for sale). A decline in local economic conditions in our markets could adversely affect the value of the real estate collateral securing our loans. A decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. See Allocation of Allowance for Credit Losses in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion related to the Bank’s process for determining the appropriate level of the allowance for possible credit losses. Additionally, a decrease in asset quality could require additions to our allowance for credit losses through increased provisions for credit losses, which would negatively impact our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies, and natural disasters.

Our commercial real estate lending may expose us to risk of loss and hurt our earnings and profitability. We regularly make loans secured by commercial real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one to four family residential mortgage loans. Further, loans secured by commercial real estate properties are generally for larger amounts and involve a greater degree of risk than one to four family residential mortgage loans. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy. Because of the recent general economic slowdown, these loans represent higher risk, could result in an increase in our total net chargeoffs and could require us to increase our allowance for credit losses, which could have a material adverse effect on our financial condition or results of operations. At December 31, 2013, our loans secured by commercial real estate totaled $542.0 million, which represented 38.3% of total loans (excluding loans held for sale). Of those loans, loans secured by owner-occupied commercial real estate totaled $303.0 million. While we seek to minimize risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.

Our land acquisition, development and construction loans involve a higher degree of risk than other segments of our loan portfolio. A portion of our loan portfolio is comprised of land acquisition, development and construction loans. Construction financing typically involves a higher degree of credit risk than commercial real estate lending. Repayment of land acquisition, development and construction loans are dependent on the successful completion of the projects they finance. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction and the bid price and estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal. Although our underwriting criteria are designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will safeguard against material delinquencies and losses to our operations. At December 31, 2013, we had loans of $115.4 million, or 8.1% of total loans outstanding (excluding loans held for sale), to finance land acquisition, development and construction, including $25.7 million of speculative residential construction and residential acquisition and development. At December 31, 2013, the Bank’s concentration levels of land acquisition, development and construction (the “AD&C portfolio”) loans and total commercial real estate loans were 56.64% and 217.92%, respectively, of total regulatory capital. The interagency regulatory guidance maximum concentrations are 100% and 300%, respectively.

The Bank is subject to interest rate risk. The Bank’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and investment securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Bank’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Bank receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Bank’s ability to originate loans and obtain deposits, (ii) the fair value of the Bank’s financial assets and liabilities, and (iii) the average duration of certain of the Bank’s interest-rate sensitive assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Bank’s net interest income and therefore earnings could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, there are costs associated with the Bank’s risk management techniques, and these costs could be material. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of the Bank’s ability to continue to maintain a consistent, positive spread between the interest earned on the Bank’s earning assets and the interest paid on the Bank’s interest-bearing liabilities. See Item 7A Quantitative and Qualitative Disclosures about Market Risk for further discussion related to Bancorp’s management of interest rate risk.

We may face increasing loan and investment yield pressures, which may among other things reduce our profitability. The interest rate environment has been at a historically low level for an extended period of time. This has had a negative effect on our interest income and net interest margin as new loans and investments are made, or existing loans renewed and maturing investments replaced, at lower rates than those of the portfolios as a whole. If interest rates continue at these low levels, there likely will be further negative effect on interest income and the net interest margin.

We may face increasing deposit-pricing pressures, which may, among other things, reduce our profitability. Checking and savings account balances and other forms of deposits can decrease when our deposit clients perceive alternative investments, such as the stock market or other non-depository investments, as providing superior expected returns or seek to spread their deposits over several banks to maximize FDIC insurance coverage. Furthermore, technology and other changes have made it more convenient for bank clients to transfer funds into alternative investments, including products offered by other financial institutions or non-bank service providers. Increases in short-term interest rates could increase transfers of deposits to higher yielding deposits. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When bank clients move money out of bank deposits in favor of alternative investments or into higher yielding deposits, or spread their accounts over several banks, we can lose a relatively inexpensive source of funds, thus increasing our funding costs.

Bancorp’s operating results and financial condition would likely suffer if there is a deterioration in the general economic condition of the areas in which the Bank does business. Unlike larger national or other regional banks that are more geographically diversified, the Bank primarily provides services to clients located in four principal market areas in NC. Because the Bank’s lending and deposit-gathering activities are concentrated in these markets, particularly the Piedmont Triad Region, the Bank will be affected by the business activity, population, income levels, deposits and real estate activity in these markets. Adverse developments in local industries have had and could continue to have a negative effect on the Bank’s financial condition and results of operations. Even though the Bank’s clients’ business and financial interest may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce the Bank’s growth rate, affect the ability of the Bank’s clients to repay their loans and generally affect Bancorp’s financial condition and results of operations. A decline in general economic conditions in the Bank’s market areas, caused by inflation, recession, higher unemployment or other factors which are beyond the Bank’s control would also impact these local economic conditions and could have an adverse effect on Bancorp’s financial condition and results of operations.

The Bank competes with much larger companies for some of the same business. The banking and financial services business in our market areas continues to be a competitive field and it is becoming more competitive as a result of changes in regulations, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers.

We may not be able to compete effectively in our markets, and our results of operations could be adversely affected by the nature or pace of change in competition. We compete for loans, deposits and clients with various bank and nonbank financial services providers, many of which are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services.

Negative publicity could damage our reputation. Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract clients and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, disclosure, sharing or inadequate protection of client information, criminal security breaches and from actions taken by government regulators and community organizations in response to that conduct.

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

Financial services companies depend on the accuracy and completeness of information about clients and counterparties. In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements, credit reports, and other financial information. We may also rely on representations of those clients, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could cause us to enter into unfavorable transactions, which could have a material adverse effect on our financial condition and results of operations.

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

The FASB is moving forward with its proposal to change the manner in which the allowance for credit losses is established and evaluated from the concept of incurred losses to that of expected losses. The effect of this change in accounting standard on Bancorp’s financial position and results of operations has not been quantified; however,  if it results in a material increase in our allowance and future provisions for credit losses, this could have a material adverse effect on our financial condition and results of operations.

Impairment of investment securities, goodwill, certain other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations. In assessing the impairment of investment securities, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, and the intent and ability of Bancorp to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Under current accounting standards, certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. Assessment of certain other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified. In assessing the realizability of our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the corporate income tax rate during the periods in which those temporary differences become deductible. The value of our deferred tax assets reflects the current federal and state corporate income tax rates of approximately 35 percent and six percent, respectively. Failure to generate future taxable income in line with our current projections and/or a reduction in the corporate income tax rate could cause us to further impair our deferred tax assets, which impairment would be reflected as a charge to earnings in the period during which such impairment is identified. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

Technological advances impact the Bank’s business. The banking industry continues to undergo technological changes with frequent introductions of new technology-driven products and services. In addition to improving client services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Bancorp’s future success will depend, in part, on our ability to address the needs of the Bank’s clients by using technology to provide products and services that will satisfy client demands for convenience as well as to create additional efficiencies in operations. Many competitors have substantially greater resources to invest in technological improvements. The Bank may not be able to effectively implement new technology-driven products and services or successfully market such products and services to its clients.

We rely on other companies to provide key components of our business infrastructure. Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our clients and otherwise to conduct our business. Replacing these third party vendors could also entail significant delay and expense.

Our information systems may experience an interruption or breach in security. We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our client relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot make assurances that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation; result in a loss of client business; result in expense to investigate, respond to, mitigate, and recover from the event; subject us to additional regulatory scrutiny; or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Unpredictable catastrophic events could have a material adverse effect on Bancorp. The occurrence of catastrophic events such as hurricanes, tropical storms, earthquakes, pandemic disease, windstorms, floods, severe winter weather (including snow, freezing water, ice storms and blizzards), fires and other catastrophes could adversely affect Bancorp’s consolidated financial condition or results of operations. Unpredictable natural and other disasters could have an adverse effect on the Bank in that such events could materially disrupt its operations or the ability or willingness of its clients to access the financial services offered by the Bank. The incidence and severity of catastrophes are inherently unpredictable. Although the Bank carries insurance to mitigate its exposure to certain catastrophic events, these events could nevertheless reduce Bancorp’s earnings and cause volatility in its financial results for any fiscal quarter or year and have a material adverse effect on Bancorp’s financial condition and/or results of operations.

Risks Related to our Common Stock

Our stock price can be volatile. Stock price volatility may make it more difficult for you to sell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

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

Bancorp’s trading volume is low compared with larger national and regional banks. A class of Bancorp’s common stock (Class A Common  Stock) is traded on the NASDAQ Global Select Market. However, the trading volume of Bancorp’s Class A Common Stock is relatively low when compared with larger companies listed on the NASDAQ, the NYSE or other consolidated reporting systems or stock exchanges. Thus, the market in Bancorp’s Class A Common Stock may be limited in scope relative to larger companies. In addition, Bancorp cannot say with any certainty that a more active and liquid trading market for its Class A Common Stock will develop.

Bancorp has issued preferred stock and subordinated debentures, all of which rank senior to our common stock. Bancorp has issued and outstanding 15,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”). The Series A Preferred Stock ranks senior to shares of our common stock. As a result, Bancorp must make dividend payments on the Series A Preferred Stock before any dividends can be paid on the common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the Series A Preferred Stock must be satisfied before any distributions can be made on the common stock. If Bancorp does not remain current in the payment of dividends on the Series A Preferred Stock, no dividends may be paid on the common stock. In addition, Bancorp has issued $25.8 million in subordinated debentures in connection with its issuance of trust preferred securities. These debentures also rank senior to the common stock.

Our preferred stock reduces net income available to holders of our common stock and earnings per common share. The dividends payable on our preferred stock will reduce any net income available to holders of common stock and our earnings per common share. The preferred stock will also receive preferential treatment in the event of sale, merger, liquidation, dissolution or winding up of our company.

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

The Company and the Bank’s executive offices are located at 1501 Highwoods Boulevard in Greensboro, NC. The Bank’s principal support and operational functions are located at 38 West First Avenue, Lexington, NC and 202 South Main Street in Reidsville, NC. On December 31, 2013, the Bank operated 36 branch offices in its four markets—Charlotte, Raleigh, the Cape Fear Region and the Piedmont Triad Region—and six loan production offices. The locations of the Bank’s executive and banking offices, their form of occupancy, deposits as of December 31, 2013, and year opened, are provided in the accompanying table (dollars in thousands):

Location	Owned or Lease	Deposits	Year
1501 Highwoods Boulevard, Greensboro, NC(1)	Leased	$-	2004
38 West First Avenue, Lexington, NC(2)	Owned	189,465	1949
202 South Main Street, Reidsville, NC(2)	Owned	61,359	1910
3020 George II Highway, Boiling Spring Lakes, NC(3)	Owned	12,130	2007
301 East Fremont Street, Burgaw, NC	Leased	26,286	1999
10231 Beach Drive Southwest, Calabash, NC(3)	Owned	38,307	1983
5925 Carnegie Boulevard, Charlotte, NC	Leased	18,105	2013
2386 Lewisville-Clemmons Road, Clemmons, NC	Owned	20,298	2001
1101 North Main Street, Danbury, NC	Owned	24,894	1997
801 South Van Buren Road, Eden, NC	Owned	42,806	1996
4638 Hicone Road, Greensboro, NC	Owned	30,240	2000
2132 New Garden Road, Greensboro, NC	Owned	78,222	1997
201 North Elm Street, Greensboro, NC	Leased	15,897	2009
3202 Randleman Road, Greensboro, NC	Owned	31,418	2000
200 Westchester Drive, High Point, NC	Owned	41,353	2001
120 East Main Street, Jamestown, NC	Owned	18,776	2004
230 East Mountain Street, Kernersville, NC	Leased	16,752	1997
647 South Main Street, King, NC	Owned	41,916	1997
4481 Highway 150 South, Lexington, NC	Owned	28,826	2002
298 Lowes Boulevard, Lexington, NC	Owned	42,672	2011
6123 Old U.S. Highway 52, Lexington, NC	Owned	44,946	1958
500 South Main Street, Lexington, NC(4)	Leased	-	2004
605 North Highway Street, Madison, NC	Owned	23,136	1997
4815 East Oak Island Drive, Oak Island, NC(3)	Owned	12,660	1986
133 Fayetteville Street, Raleigh, NC	Leased	16,421	2013
1646 Freeway Drive, Reidsville, NC	Owned	39,111	1972
5074 Main Street, Shallotte, NC(3)	Owned	44,661	1999
101 North Howe Street, Southport, NC(3)	Owned	32,521	1981
840 Sunset Boulevard North, Sunset Beach, NC(3)	Owned	14,000	2001
919 Randolph Street, Thomasville, NC	Owned	45,218	1987
3000 Old Hollow Road, Walkertown, NC	Owned	25,143	1997
10335 North NC Highway 109, Winston-Salem, NC	Owned	27,644	1992
3500 Old Salisbury Road, Winston-Salem, NC	Owned	39,508	1978
11492 Old U.S. Highway 52, Winston-Salem, NC	Owned	31,933	1973
161 South Stratford Road, Winston-Salem, NC	Leased	58,103	1997
1001 Military Cutoff Road, Wilmington, NC	Leased	40,262	2006
704 South College Road, Wilmington, NC	Leased	38,433	1997

(1)	Executive offices of the Company and the Bank.
(2)	Serves as a full service branch as well as an operations center for the Bank.
(3)	Branches acquired in Security Savings Bank, SSB acquisition on October 1, 2013.
(4)	This location is an express drive through facility that only processes transactions and does not open client accounts.

The Bank operates loan production offices in leased premises in Winston-Salem, Asheboro, Morganton and Raleigh and in a premises in Southport, NC, which it owns.

In addition, as of December 31, 2013, the Bank also operated 10 offsite ATM machines in various locations throughout its markets.

Item 3.	Legal Proceedings

In the ordinary course of operations, the Company and its subsidiaries are at times involved in legal proceedings. In the opinion of management, neither the Company nor its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the fourth quarter of the Company’s fiscal year ended December 31, 2013.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices and Dividend Policies

A class of Bancorp’s common stock (Class A Common Stock) is traded on the Global Select Market of the NASDAQ Stock Market (“NASDAQ GSM”) under the symbol “NBBC.” The following table shows the high, low and closing sales prices of Bancorp’s common stock on the NASDAQ GSM, based on published financial sources, for each quarter within the last two fiscal years.

Quarter ended	High	Low	Close
December 31, 2013	$7.92	$6.40	$7.43
September 30, 2013	9.17	5.96	7.29
June 30, 2013	6.41	5.55	5.99
March 31, 2013	6.48	4.50	5.89

December 31, 2012	$4.95	$3.92	$4.63
September 30, 2012	5.00	3.74	4.84
June 30, 2012	4.94	3.88	4.38
March 31, 2012	4.91	3.71	4.79

As of January 31, 2014, there were approximately 5,934 beneficial owners, including 2,778 holders of record, of Bancorp’s Class A Common Stock, and approximately seven holders of record of Bancorp’s Class B Common Stock.

Holders of Bancorp’s common stock (Class A and Class B) are entitled to receive ratably such dividends as may be declared by Bancorp’s Board of Directors out of legally available funds. No cash dividends have been declared for Bancorp’s common stock since 2008. The ability of Bancorp’s Board of Directors to declare and pay dividends on its capital stock is subject to the terms of applicable North Carolina law and banking regulations. Bancorp must make dividend payments on its Series A Preferred Stock before any dividends can be paid on its common stock. Also, Bancorp may not pay dividends on its capital stock if it is in default or has elected to defer payments of interest under its junior subordinated debentures. The declaration and payment of future dividends to holders of Bancorp’s common stock will also depend upon Bancorp’s earnings and financial condition, the capital requirements of Bancorp’s subsidiaries, regulatory conditions and other factors as Bancorp’s Board of Directors may deem relevant. For a further discussion as to restrictions on Bancorp and the Bank’s ability to pay dividends, please refer to “Item 1 – Supervision and Regulation”.

The following table sets forth certain information regarding shares issuable upon exercise of outstanding options, warrants and rights under equity compensation plans, and shares remaining available for future issuance under equity compensation plans, in each case as of December 31, 2013. Individual equity compensation arrangements are aggregated and included within this table.

			Number of Shares
			Remaining Available
			for Future Issuance
			under Equity
	Number of Shares to be	Weighted-Average	Compensation Plans
	Issued Upon Exercise of	Exercise Price of	(excluding shares
	Outstanding Options,	Outstanding Options,	reflected in
	Warrants and Rights	Warrants and Rights	column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans
Approved by Shareholders
Stock Options	377,629	$15.64	861,573
Restricted Stock Units	302,389	-
Equity Compensation Plans Not
Approved by Shareholders	-	-	-
Total	680,018	$8.69	861,573

FIVE-YEAR STOCK PERFORMANCE TABLE

The following graph compares the cumulative total shareholder return on Bancorp’s common stock with the S&P 500 Index (U.S.) and the SNL Southeast Bank Index. The graph assumes that $100 was originally invested on December 31, 2008, and that all subsequent dividends were reinvested in additional shares.

NEWBRIDGE BANCORP
Comparison of Cumulative Total Shareholder Return
Years Ended December 31

	2008	2009	2010	2011	2012	2013

NewBridge Bancorp	100	93	197	163	195	312

SNL Southeast Bank Index(1)	100	100	97	57	95	128

S&P 500 Index	100	126	146	149	172	228

(1)	The SNL Southeast Bank Index is comprised of a peer group of 85 bank holding companies headquartered in Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia, whose common stock is traded on the NYSE, NYSE Amex or NASDAQ stock exchanges. The total five year return was calculated for each of the bank holding companies in the peer group taking into consideration changes in stock price, cash dividends, stock dividends and stock splits since December 31, 2008. The individual results were then weighted by the market capitalization of each company relative to the entire peer group. The total return approach and the weighting based upon market capitalization are consistent with the preparation of the S&P 500 total return index.

Item 6.	Selected Financial Data

The following table should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and “Item 8 - Financial Statements and Supplementary Data,” which begin on page 31 and page 61 below, respectively.

(In thousands, except per share data and performance measures)	Years Ended December 31
	2013	2012	2011	2010	2009
SUMMARY OF OPERATIONS
Interest income	$68,819	$71,080	$79,445	$89,913	$98,500
Interest expense	5,643	7,514	12,319	20,454	39,156

Net interest income	63,176	63,566	67,126	69,459	59,344
Provision for credit losses	2,691	35,893	16,785	21,252	35,749

Net interest income after provision for credit losses	60,485	27,673	50,341	48,207	23,595
Noninterest income	17,454	16,888	18,393	21,323	19,768
Noninterest expense	60,384	72,413	62,607	66,397	70,137

Income (loss) before income taxes	17,555	(27,852)	6,127	3,133	(26,774)
Income taxes	(3,216)	(2,598)	1,449	(247)	(11,641)

Net income (loss)	20,771	(25,254)	4,678	3,380	(15,133)
Dividends and accretion on preferred stock	(1,854)	(2,918)	(2,917)	(2,919)	(2,917)
Net income (loss) available to common shareholders	$18,917	$(28,172)	$1,761	$461	$(18,050)

Cash dividends declared on common stock	$-	$-	$-	$-	$-

SELECTED YEAR END ASSETS AND LIABILITIES
Investment securities	$368,866	$393,815	$337,811	$325,129	$325,339
Loans held for investment, net of unearned income	1,416,703	1,155,421	1,200,070	1,260,585	1,456,526
Assets	1,965,232	1,708,707	1,734,564	1,809,891	1,949,256
Deposits	1,553,996	1,332,493	1,418,676	1,452,995	1,499,310
Shareholders’ equity	166,792	196,014	163,387	165,918	167,334

PERFORMANCE MEASURES
Net income (loss) to average total assets	1.17%	(1.46)%	0.27%	0.18%	(0.74)%
Net income (loss) to average shareholders’ equity	11.75	(15.18)	2.81	2.00	(8.73)
Dividend payout	-	-	-	-	-
Average shareholders’ equity to average total assets	9.94	9.65	9.51	8.81	8.42
Average tangible shareholders’ equity to average tangible total assets	9.73	9.47	9.29	8.58	8.17

PER SHARE DATA
Earnings (loss) per share:
Basic	$0.71	$(1.80)	$0.11	$0.03	$(1.15)
Diluted	0.65	(1.80)	0.11	0.03	(1.15)
Cash dividends declared	-	-	-	-	-
Book value at end of year	5.33	5.58	7.09	7.25	7.34
Tangible book value at end of year	5.05	5.38	6.85	6.96	7.02

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

The Company achieved record earnings in 2013 through the successful implementation of its operating plan. Earnings to common shareholders totaled $18.9 million in 2013, an 11.8% return on common equity. As a consequence of the recession that began in 2008, the Company’s earnings suffered from elevated levels of problem assets and high credit related costs. In 2012, the Company addressed the lingering effects of the recession. It raised $56.3 million in additional capital and implemented a plan to reduce problem assets and normalize future credit related costs. While the plan resulted in extraordinary high credit costs in 2012, it was very successful. The Company eliminated $106 million of substandard classified assets in 2012. With improved asset quality, credit costs fell sharply in 2013. Provision for credit losses declined 93%, or $33.2 million, to $2.7 million in 2013. Losses on real estate acquired in settlement of loans declined as well, resulting in a $49 million improvement in total credit costs.

The Company has built upon the actions it took in 2012 to move forward with implementing its growth strategies. During 2013, the Company solidified its capital position in preparation for growth. It converted recently issued shares of preferred stock to common stock as intended under the prior year’s capital raise. It redeemed $37.4 million of preferred shares, and the dilutive 2.6 million share warrant, previously issued to the U.S. Department of the Treasury (the "U.S. Treasury”) under its Capital Purchase Program (the “CPP”). In addition, the Company experienced strong loan and deposit growth. Vitally important organic loan growth totaled 12% for the year and was supplemented by the acquisition of Security Savings Bank, SSB, an expansion of the Company’s Cape Fear Region market share. In total, loan balances outstanding increased 22% for the year. In November, the Company announced plans for a second acquisition with CapStone Bank, which is expected to close early in the second quarter of 2014.

The positive results from 2013 evidence our commitment to drive value through our strategic and operating plans. The Company is focused on maintaining asset quality, on building efficient and profitable operations and on growth of the balance sheet and other revenues. These three tenets of the Company’s operating plan, Quality, Profitability and Growth, are the focus of the Company’s efforts to increase earnings and our shareholders’ long term value.

Quality
•	Nonperforming loans declined 56% to $9.4 million;
•	As a percentage of assets, nonperforming loans declined to 0.48% from 1.25%;
•	Allowance for credit losses to nonperforming loans improved to 261% from 125%; and
•	Total nonperforming assets to total assets declined to 0.89% from 1.56%

Profitability
•	Earnings to common shareholders totaled $18.9 million;
•	Provision for credit costs declined $33.2 million to $2.7 million;
•	Loss on real estate acquired in settlement of loans improved $15.9 million to a gain of $126,000;
•	Return on common equity improved to 11.8%;
•	Average earning assets increased $58.6 million offsetting a decline in the net interest margin;
•	Cost on core deposits of $1.1 billion declined to 0.12% at year end; and
•	Core deposits represented 71% of total deposits at year end

Growth
•	Loan balances increased 22.6%;
•	Organic loan growth totaled 12%;
•	Core deposits, excluding time deposits, expanded 10%;
•	Charlotte and Raleigh loan production offices became full service commercial banking centers;
•	Security Savings Bank, SSB merger completed; and
•	CapStone Bank merger announced

Quality.  In 2013, nonperforming assets fell below 1% of total assets. As part of our robust credit culture, our internal and external loan review functions are independent of loan production teams. Our appraisal and specialized lines of business functions are dedicated to competence and independence. In addition, we employ prudent lending exposure limits and concentration limits.

Under our 2012 asset disposition plan, we projected that the Company would dispose of $71 million in classified assets. The plan targeted both nonperforming and potential problem assets. By year end, the Company had reduced total classified assets by $96 million. Total classified assets were $53 million at December 31, 2012, one-third the level of  the 2011 year-end balance of $159 million.

Asset quality trends continued to improve in 2013. Nonperforming loans declined 56% during the year to $9.4 million from $21.3 million at December 31, 2012. As a percentage of total assets, nonperforming loans represented 0.48% at December 31, 2013 compared to 1.25% the prior year.

Profitability.  The Company’s ability to achieve sustained profitability depends not only on the maintenance of a high level of asset quality but on careful management of interest income, interest expense and other expense. Management has implemented a number of steps to increase net interest and fee income, preserve an acceptable net interest margin and control our controllable expenses. During 2013:

•	Our pre-tax net income improved $46 million;
•	We experienced a $49 million improvement in total credit costs;
•	We reorganized our lending teams into specialty groups, expanding staff and expertise in commercial real estate, commercial and industrial, and construction development loans in each of the four major North Carolina metropolitan markets we serve;
•	We expanded our presence into key North Carolina markets and redeployed resources previously dedicated to less vibrant areas. The Company converted two successful loan production offices in Charlotte and Raleigh, NC into full service commercial centers. These markets are the two largest and fastest growth markets in North Carolina;
•	We continued our annual franchise validation plan so that the Company’s resources are appropriately allocated to align with short- and long-term strategic goals. Over the past several years, this planning has resulted in the opening of the commercial banking centers in Charlotte and Raleigh, the sale of the Harrisonburg, Virginia operations and the closure of 11 branches that were not meeting the Company’s profitability requirements;
•	We reduced the Company’s dependence on high cost time deposits in favor of lower cost core accounts. Our average cost of deposits totaled 0.26%;
•	We took further steps to better evaluate risk-based and relationship pricing to include deposit and other relationships. Management has also focused on maintaining consistency on loan pricing relative to credit characteristics of loans;
•	We continued to grow our trust and wealth management services. Revenue increased 9.4% to $2.6 million; and
•	We remained focused on a disciplined and accountable budget process that includes monitoring loan, investment and deposit yields; carefully reviewing variances every month; and reviewing controllable expenses every month.

Expense management is critical to the achievement of our profitability goals. Management has implemented a disciplined cost management culture where “that which is within our control is controlled.” A key element of this culture is our line item accountable budget process based upon our “CAST” philosophy:

•	Conservative in forecasts and expectations
•	Accountable on an account by account basis
•	Specific to each individual in the organization so goals and budgets are understood
•	Timely so that continued monitoring and adjustments can be made

Growth.  NewBridge is a regional community bank providing banking services in the major North Carolina metropolitan markets of the Piedmont Triad Region, Charlotte, Raleigh, and Cape Fear Region, as well as smaller markets. Our conservative management philosophy focuses on increasing shareholder value through specialized lines of business that promote core organic growth primarily throughout these major markets. This focus is supplemented by a disciplined acquisition strategy targeted at expanding the Company’s presence in select metropolitan markets in North and South Carolina and Virginia. We are focused on a balanced approach to promoting growth in valuable core transaction deposits, commercial and private bank lending and expansion of fee income services. Our goal is to provide excellence in value to our customers and shareholders as we grow.

The Company experienced significant organic and inorganic growth in 2013. Loan balances increased 22.6%, or $261 million. Vitally important organic loan growth increased 12%, or $140 million, for the year. Expansion efforts were strengthened as loan production offices in Charlotte and Raleigh became full-service bank locations.

As previously noted, we also witnessed meaningful growth through the acquisition of Security Savings Bank, SSB. With the closing of the transaction, NewBridge Bank became a $2.0 billion institution with 36 branches and a number of loan production offices throughout North Carolina. The acquisition also established the Company as an active acquirer in the industry and solidified the Bank as one of the largest community banks in Greater Wilmington, the hub of the State’s Cape Fear Region.

Financial Condition at December 31, 2013 and 2012

The Company’s consolidated assets of $1.97 billion at year end 2013 reflect an increase of 15.0% from year end 2012. The increase was partially a result of the acquisition of Securities Savings Bank, SSB on October 1, 2013. Total average assets increased 3.1% from $1.72 billion in 2012, to $1.78 billion in 2013, while average earning assets increased 3.7%, from $1.58 billion in 2012, to $1.63 billion in 2013. The increases in total average assets and average earning assets were primarily the result of an increase in loans outstanding.

Loans (excluding loans held for sale) increased $261.3 million during 2013, or 22.6%, compared to a decrease of 3.7% in 2012, primarily due to organic loan growth ($140 million) but also due to the acquisition of Security Savings Bank, SSB (which accounted for $121 million of loans outstanding at December 31, 2013). Loans secured by real estate totaled $1.27 billion at year end 2013 and represented 89.5% of total loans (excluding loans held for sale), compared with 87.5% at year end 2012. Within this category, residential real estate loans increased 21.7% to $610.2 million, and land acquisition, development and construction loans increased 52.5% to $115.4 million. Commercial loans totaled $656.4 million at year end 2013, an increase of 20.4% from the end of 2012. Consumer loans decreased 1.7% during 2013, ending the year at $26.4 million.

Investment securities available for sale (at amortized cost) totaled $297.5 million at year end 2013, a 21.5% decrease from $379.1 million at year end 2012. U.S. government agency securities totaled $49.1 million, or 16.5% of the available for sale portfolio, at year end 2013, compared to $67.1 million, or 17.7% of the portfolio one year earlier. Mortgage backed securities totaled $52.6 million, or 17.7% of the available for sale portfolio, at December 31, 2013, compared to $64.7 million, or 17.1% of the portfolio, at the previous year end. Available for sale state and municipal obligations totaled $15.8 million at year end 2013, and comprised 5.3% of the available for sale portfolio, compared to $18.0 million, or 4.7% of the portfolio, a year earlier. Corporate bonds totaled $155.7 million, or 52.4% of the available for sale portfolio at December 31, 2013, of which $49.9 million were covered bonds, compared to corporate bonds of $195.5 million, or 51.6% of the portfolio at December 31, 2012, of which $44.9 million were covered bonds. Collateralized mortgage obligations (“CMOs”) totaled $6.6 million, or 2.2% of the available for sale portfolio at year end 2013, compared to $10.4 million, or 2.7% of the portfolio, at the end of the previous year.

As a result of a continuing low interest rate environment and the potential for interest rate risk, the Company classified a number of its investment security purchases as held to maturity status during 2013. The weighted average life of investment securities classified as held to maturity does not exceed seven years. The Company believes it has the capacity to hold these investments to maturity. Investment securities held to maturity (at amortized cost) totaled $67.3 million at year end 2013. U.S. government agency securities totaled $28.7 million, or 42.7% of the held to maturity portfolio, at year end 2013. Mortgage backed securities totaled $32.4 million, or 48.2% of the held to maturity portfolio, at December 31, 2013. Held to maturity state and municipal obligations amounted to $1.1 million at year end 2013, and comprised 1.7% of the held to maturity portfolio. Corporate bonds totaled $5.0 million, or 7.4% of the held to maturity portfolio at December 31, 2013. The Company had no investment securities held to maturity at December 31, 2012.

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

Total deposits increased $221.5 million to $1.55 billion at December 31, 2013, a 16.6% increase from a total of $1.33 billion one year earlier. The increase in deposits was due partially to the acquisition of Security Savings Bank, SSB, which accounted for $154 million of deposits at December 31, 2013. Retail time deposits increased $20.6 million for the year. Noninterest-bearing deposits increased $35.0 million for the year to $241.0 million.

To supplement core deposit growth, the Bank uses several different sources such as brokered certificates of deposit secured through broker/dealer arrangements and deposits obtained through the Certificate of Deposit Account Registry Service (“CDARS”), a service of Promontory InterFinancial Network, LLC. CDARS increased $100.9 million, from $42.4 million at year end 2012 to $143.3 million at year end 2013, while brokered deposits decreased $4.3 million, from $17.7 million at year end 2012 to $13.4 million at year end 2013.

The Bank also has a credit facility available with the FHLB of Atlanta. The credit line at December 31, 2013 was $360.2, compared to $342.5 million at December 31, 2012. FHLB borrowings totaled $170.0 million at year end 2013, and based on collateral pledged, an additional $91.3 million was available. At December 31, 2012, FHLB borrowings totaled $113.0 million with an additional $95.3 million available. In addition to the credit line at the FHLB of Atlanta, at December 31, 2013 the Bank had borrowing capacity at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”) totaling $3.9 million, and had federal funds lines of $30.0 million of which $13.0 million was outstanding. At December 31, 2012, the Bank had borrowing capacity at the Federal Reserve Bank totaling $7.7 million, and had federal funds lines of $25.0 million, of which there were no borrowings outstanding. Management believes these credit lines are a cost effective and prudent alternative to deposit balances, since particular amounts, terms and structures may be selected to meet changing needs.

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

Using March 31, 2012 problem asset levels, management established the following goals:

•	Nonperforming Loans – Reduce by $20.0 million to $23.7 million
•	Performing Classified Loans – Reduce by $26.0 million to $49.3 million
•	Real Estate Acquired in Settlement of Loans – Reduce by $25.0 million to $5.0 million
•	Total Classified Assets – Reduce by $71.0 million to $78.0 million
•	Classified Assets – Reduce to 45.00% of Tier 1 capital plus allowance for credit losses
•	Nonperforming Assets – Reduce to 2.00% or less of total assets

By December 31, 2012, the asset disposition plan was completed. As of that date, total problem assets were reduced by approximately $95.8 million from the March 31, 2012 levels as follows:

•	Nonperforming Loans – Reduced by $22.4 million to $21.3 million
•    Performing Classified Loans – Reduced by $48.8 million to $26.5 million
•	Real Estate Acquired in Settlement of Loans – Reduced by $24.7 million to $5.4 million
•	Total Classified Assets – Reduced by $95.8 million to $53.2 million
•	Classified Assets – Reduced to 30.53% of Tier 1 capital plus allowance for credit losses
•	Nonperforming Assets – Reduced to 1.56% of total assets

The results achieved through the asset disposition plan are reflected in the amounts reported for December 31, 2012 and for the periods then ended and are the principal reasons for changes from prior period amounts.

Loans secured by real estate totaled $1.27 billion at year end 2012 and represented 89.5% of total loans (excluding loans held for sale), compared with 86.4% at year end 2011. Within this category, residential real estate loans decreased 4.1% to $501.4 million, and land acquisition, development and construction loans decreased 15.4% to $75.7 million. Commercial loans totaled $545.3 million at year end 2012, a decrease of 0.4% from the end of 2011. Consumer loans decreased 22.6% during 2012, ending the year at $26.9 million.

Investment securities (at amortized cost) totaled $379.1 million at year end 2012, a 12.5% increase from $337.0 million at year end 2011. U.S. government agency securities totaled $67.1 million, or 17.7% of the portfolio, at year end 2012, compared to $39.0 million, or 11.6% of the portfolio one year earlier. Mortgage backed securities totaled $64.7 million, or 17.1% of the portfolio, at December 31, 2012, compared to $62.1 million, or 18.4% of the portfolio, at the previous year end. State and municipal obligations amounted to $18.0 million at year end 2012, and comprised 4.7% of the portfolio, compared to $19.4 million, or 5.7% of the portfolio, a year earlier. Corporate bonds totaled $195.5 million, or 51.6% of the portfolio at December 31, 2012, of which $44.9 million were covered bonds, compared to total corporate bonds of $180.0 million, or 53.4% of the portfolio at December 31, 2011, of which $61.4 million were covered bonds. CMOs totaled $10.4 million, or 2.7% of the portfolio at year end 2012, compared to $23.6 million, or 7.0% of the portfolio, at the end of the previous year. The table, “Investment Securities,” on page 52, presents the composition of the securities portfolio for the last three years, as well as information about cost and fair value, and the table “Investment Securities Portfolio Maturity Schedule” presents the maturities, fair values and weighted average yields.

Total deposits decreased $86.2 million to $1.33 billion at December 31, 2012, a 6.1% decrease from a total of $1.42 billion one year earlier. The decline in deposits was due primarily to lower time deposit balances, which fell $59.4 million for the year. Retail time deposits declined $75.9 million for the year as the Company chose not to compete for high priced time deposits. Noninterest-bearing deposits increased $33.7 million for the year to $206.0 million due in part to changes in the rate and fee structures the Company applied to certain product offerings in the fourth quarter of 2012.

Net Interest Income

Like most financial institutions, the primary component of the Company’s revenue is net interest income. Net interest income is the difference between interest income, principally from loans and investments, and interest expense on client deposits and borrowings. Changes in net interest income result from changes in volume and mix of the various interest-earning asset and interest-bearing liability components and changes in interest rates earned and paid. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Spread and margin are influenced by the levels and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities.

Average Balances and Net Interest Income Analysis. The accompanying table sets forth, for the years 2011 through 2013, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or rates, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Average loans include nonaccruing loans, the effect of which is to lower the average yield.

Average Balances and Net Interest Income Analysis
Fully taxable-equivalent basis(1) (dollars in thousands)

	2013			2012			2011
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans receivable(1)	$1,247,095	$56,617	4.54%	$1,175,938	$57,676	4.90%	$1,271,790	$65,871	5.18%
Taxable securities(2)	355,864	11,239	3.16	357,463	12,492	3.49	279,417	12,672	4.54
Tax-exempt securities	15,519	1,115	7.18	17,502	1,119	6.39	16,494	1,132	6.86
FHLB stock	7,631	195	2.56	7,323	122	1.67	9,150	78	0.85
Interest-bearing bank balances	7,656	23	0.30	16,923	40	0.24	24,270	60	0.25

Total earning assets	1,633,765	69,189	4.24	1,575,149	71,449	4.54	1,601,121	79,813	4.99

Non-earning assets:
Cash and due from banks	25,020			25,681			28,684
Premises and equipment	37,327			36,284			37,248
Other assets	108,266			117,213			111,986
Allowance for credit losses	(26,309)			(29,872)			(29,230)

Total assets	$1,778,069			$1,724,455			$1,749,809

Interest-bearing liabilities:
Savings deposits	$51,197	$26	0.05%	$44,144	$26	0.06%	$40,766	$41	0.10%
NOW deposits	425,435	709	0.17	428,299	1,242	0.29	430,695	2,504	0.58
Money market deposits	339,664	602	0.18	365,718	1,204	0.33	353,567	2,447	0.69
Time deposits	368,189	1,779	0.48	377,289	2,663	0.71	433,523	4,501	1.04
Other borrowings	48,773	1,332	2.73	46,957	1,367	2.91	54,215	1,648	3.04
Borrowings from Federal
Home Loan Bank	120,136	1,195	0.99	79,941	1,012	1.27	87,720	1,178	1.34

Total interest-bearing liabilities	1,353,394	5,643	0.42	1,342,348	7,514	0.56	1,400,486	12,319	0.88

Other liabilities and shareholders’ equity:
Demand deposits	228,635			196,365			166,077
Other liabilities	19,302			19,362			16,909
Shareholders’ equity	176,738			166,380			166,337

Total liabilities and
shareholders’ equity	$1,778,069			$1,724,455			$1,749,809

Net interest income and net
interest margin(3)		$63,546	3.89%		$63,935	4.06%		$67,494	4.22%

Interest rate spread(4)			3.82%			3.98%			4.11%

(1)	Average loans receivable include nonaccruing loans. Amortization of loan fees, net of deferred costs, and other loan-related fees of $136, $600 and $741, for 2013, 2012 and 2011, respectively, are included in interest income.

(2)	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable-equivalent basis were $370 for 2013, $369 for 2012 and $358 for 2011.

(3)	Net interest margin is computed by dividing taxable-equivalent net interest income by average earning assets.

(4)	Interest rate spread is computed by subtracting interest-bearing liability rate from earning asset yield.

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

Volume and Rate Variance Analysis

Fully taxable-equivalent basis(1) (dollars in thousands)
	2013			2012
	Volume	Rate	Total	Volume	Rate	Total
	Variance(2)	Variance(2)	Variance	Variance(2)	Variance(2)	Variance

Interest income:
Loans receivable	$3,346	$(4,405)	$(1,059)	$(4,772)	$(3,423)	$(8,195)
Taxable investment securities	(57)	(1,196)	(1,253)	3,111	(3,291)	(180)
Tax-exempt investment securities(1)	(134)	130	(4)	67	(80)	(13)
FHLB stock	5	68	73	(18)	62	44
Interest-bearing bank balances	(26)	9	(17)	(18)	(2)	(20)
Total interest income	3,134	(5,394)	(2,260)	(1,630)	(6,734)	(8,364)

Interest expense:
Savings deposits	4	(4)	0	3	(18)	(15)
NOW deposits	(8)	(525)	(533)	(14)	(1,248)	(1,262)
Money market deposits	(82)	(520)	(602)	80	(1,323)	(1,243)
Time deposits	(61)	(823)	(884)	(533)	(1,305)	(1,838)
Other borrowings	52	(87)	(35)	(213)	(68)	(281)
Borrowings from FHLB	438	(255)	183	(104)	(62)	(166)
Total interest expense	343	(2,214)	(1,871)	(781)	(4,024)	(4,805)

Increase (decrease) in net interest income	$2,791	$(3,180)	$(389)	$(849)	$(2,710)	$(3,559)

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

Results of Operations – Years Ended December 31, 2013 and 2012

Net Income (Loss). Net income available to common shareholders for 2013 was $18.9 million, representing a net income per diluted share of $0.65, compared to net loss available to common shareholders of $28.2 million, or $1.80 per diluted share, the prior year. In 2013, the Company had a tax benefit of $3.2 million resulting from a deferred tax asset valuation reversal of $10.0 million, $740,000 due to a North Carolina corporate tax rate change, and a calculated tax provision of $6.1 million. In the fourth quarter of 2013, the Bank acquired Security Savings Bank, SSB, and earlier in the year loan production offices in Charlotte and Raleigh became full service branches. The results for 2012 were largely impacted by the Company’s previously discussed plan to accelerate the disposition of problem assets. Provision for credit losses was $2.7 million in 2013 compared to $35.9 million in 2012. Results for 2013 include $2.2 million in merger-related expense and a loan recourse obligation expense of $356,000, while results for 2012 included $1.8 million of one-time items to write down facilities and other assets, as well as a $10.0 million valuation allowance against the Company’s deferred tax asset. Net interest income for 2013 after provision for credit losses increased by $32.8 million, or 118.6%, as compared to 2012. The taxable-equivalent net interest margin decreased 17 basis points for 2013 to 3.89%, from 4.06% for 2012. Noninterest income increased $566,000, or 3.4%, in 2013, while noninterest expense for 2013 decreased $12.0 million, or 16.6%. Lower mortgage banking revenue, which declined $1.0 million from 2012, was partially offset by gains on sales of investment securities of $736,000. The decrease in noninterest expense is due to a net gain for real estate acquired in settlement of loans expense of $126,000 in 2013 compared to a net loss of $15.7 million in 2012. Return on average assets for 2013 was 1.17% compared to (1.46)% for 2012. Return on average shareholders' equity for 2013 was 11.75% compared to (15.18)% in 2012.

Net Interest Income. Net interest income for 2013, on a taxable-equivalent basis, decreased $389,000, or 0.6%, compared to 2012. Average earning assets increased $58.6 million, or 3.7%, to $1.63 billion from $1.58 billion for the prior year. Average interest-bearing liabilities for 2013 increased $11.0 million, or 0.8%, to $1.35 billion, compared to $1.34 billion for 2012.

The net interest margin for the year ended December 31, 2013 was 3.89%, down from 4.06% for the prior year. The decline in net interest margin was partially as a result of the disposition of high risk loans with high yields as a part of our asset disposition plan in late 2012. In 2013, the average yield on earning assets decreased by 30 basis points while the average rate on interest-bearing liabilities decreased by 14 basis points, which resulted in a decrease in the interest rate spread in 2013 of 16 basis points compared to the prior year.

The table, “Average Balances and Net Interest Income Analysis,” above summarizes net interest income and average yields earned, and rates paid for the years indicated, on a taxable-equivalent basis. The table, “Volume and Rate Variance Analysis” above presents the changes in interest income and interest expense attributable to volume and rate changes between the years indicated.

Provision for Credit Losses and Allowance for Credit Losses. The Company recorded a $2.7 million provision for credit losses during the year ended December 31, 2013, compared to a $35.9 million provision during the previous year. The Company’s allowance for credit losses was $24.6 million at December 31, 2013. The allowance for credit losses expressed as a percentage of total loans (excluding loans held for sale) decreased to 1.73% at December 31, 2013 from 2.30% at December 31, 2012.

Noninterest Income. In 2013, noninterest income increased $566,000 to $17.5 million, or 3.4%, compared to 2012. Pre-tax gains on sale of investment securities totaled $736,000 in 2013, compared to $3,000 in 2012. Retail banking revenue increased $489,000 to $10.2 million, or 5.0%, for the year, due primarily to changes in the rate and fee structures the Company applied to certain product offerings in the fourth quarter of 2012. Wealth management revenue increased 9.4% to $2.6 million for the year from $2.3 million last year as the division continued to increase assets under management to $222.5 million at December 31, 2013 from $189.9 million at December 31, 2012. Mortgage banking revenue decreased $1.0 million, or 37.6%, for the year due to a lower level of mortgage loan production resulting from increases in interest rates.

Noninterest Expense. In 2013, noninterest expense decreased $12.0 million, or 16.6%, compared to 2012. The Company has continued to focus on improving efficiencies and controlling costs. Real estate acquired in settlement of loans expense was a net gain of $126,000 in 2013 compared to a net loss of $15.7 million in 2012. Personnel expense in 2013 was up $2.8 million, or 9.4%, compared to 2012. The increase in personnel expense was due primarily to the hiring of commercial lenders in the Raleigh and Charlotte markets and the addition of key lending personnel in the Piedmont Triad market as well as the fourth quarter additions resulting from the acquisition of Security Savings Bank, SSB. The decrease in occupancy and other expenses was due primarily to one-time charges of $1.8 million taken in the third quarter of 2012 for impairments on facilities related to branch offices closed or scheduled to be closed and for adjustments for various nonrecurring accruals. In 2013, the Company recorded $2.2 million of merger-related costs, which included $2.0 million related to the acquisition of Security Savings Bank, SSB and $260,000 related to the anticipated acquisition of CapStone Bank. In addition, in 2013, the Company recorded a recourse obligation expense of $356,000 to cover estimated losses on nonperforming loans sold prior to September 2008. NewBridge Bank did not sell a significant number of mortgage loans prior to the recession of 2008 and does not anticipate any additional significant losses related to mortgage recourse obligations. Finally, operating costs were elevated due to the acquisition of Security Savings Bank, SSB. For the detailed change in other operating expense please see the table “Other Operating Expenses” in Note 13 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Provision for Income Taxes. The Company recorded an income tax benefit of $3.2 million in 2013, compared to an income tax benefit of $2.6 million in 2012. The Company’s effective tax rate was (18.3)% in 2013 and (9.3)% in 2012. In 2013, the difference between the effective tax rate and the statutory rate was primarily a result of a decrease of $10.0 million in the valuation allowance against deferred tax assets, while in 2012, the difference between the effective tax rate and the statutory rate was primarily a result of an increase of $10.0 million in the valuation allowance against deferred tax assets.

Results of Operations – Years Ended December 31, 2012 and 2011

Net Income (Loss). Net loss available to common shareholders for 2012 was $28.2 million, representing a net loss per diluted share of $1.80, compared to net income available to common shareholders of $1.8 million, or $0.11 per diluted share, the prior year. The results for 2012 were largely impacted by the Company’s previously discussed accelerated disposition of problem assets. Provision for credit losses was $35.9 million in 2012 compared to $16.8 million in 2011, and real estate acquired in settlement of loans expense was $15.7 million in 2012 million compared to $7.1 million in 2011. In the fourth quarter 2012, the Company initiated the closure of two bank branch offices. Results for the year include $1.8 million of one-time items to write down facilities and other assets, as well as a $10.0 million valuation allowance against the Company’s deferred tax asset. Net interest income for 2012 after provision for credit losses decreased by $22.7 million, or 45.0%, as compared to 2011. The taxable-equivalent net interest margin decreased 16 basis points for 2012 to 4.06%, from 4.22% for 2011. Noninterest income decreased $1.5 million, or 8.2%, in 2012, while noninterest expense for 2012 increased $9.8 million, or 15.7%. The increase in noninterest expense is due primarily to $15.7 million in real estate acquired in settlement of loans expense. The provision for credit losses in 2012 was $35.9 million, up $19.1 million, or 113.8% from $16.8 million in 2011. Return on average assets for 2012 was (1.46)% compared to 0.27% for 2011. Return on average shareholders' equity for 2012 was (15.18)% compared to 2.81% in 2011.

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

Provision for Credit Losses and Allowance for Credit Losses. The Company recorded a $35.9 million provision for credit losses during the year ended December 31, 2012, compared to a $16.8 million provision during the previous year. The Company’s allowance for credit losses was $26.6 million at December 31, 2012. The allowance for credit losses expressed as a percentage of total loans (excluding loans held for sale) decreased to 2.30% at December 31, 2012 from 2.40% at December 31, 2011. Since the current adverse credit cycle began in 2007, the Company has charged off $194.4 million of loans and real estate acquired in settlement of loans, or 12.0% of peak loan balances of $1.63 billion at September 30, 2008.

Noninterest Income. In 2012, noninterest income decreased $1.5 million to $16.9 million, compared to $18.4 million in 2011. Pre-tax gains on sale of investment securities totaled $3,000 in 2012 compared to $2.0 million in 2011. Retail banking revenue declined $0.2 million to $9.7 million, or 1.9%, for the year, due primarily to ongoing regulatory changes in the industry and changes in consumer behavior. Wealth management fees declined $0.2 million for the year. Mortgage banking revenue increased $0.9 million, or 52.5%, for the year due to a higher volume of production. Income on bank-owned life insurance rose $0.1 million, or 7.9%.

Noninterest Expense. In 2012, noninterest expense increased $9.8 million, or 15.7%, compared to 2011. The increase is due primarily to $15.7 million in real estate acquired in settlement of loans expense. The Company has continued to focus on improving efficiencies and controlling costs. Furniture and equipment, FDIC insurance and real estate acquired in settlement of loans expense fell an aggregate of $1.6 million from the prior year, while all other expense categories rose an aggregate of $2.1 million. The rise in occupancy and other expenses was due primarily to one-time charges of $1.8 million taken in the third quarter for impairments on facilities related to branch offices closed or to be closed and for adjustments for various nonrecurring accruals. For the detailed change in other operating expense please see the table “Other Operating Expenses” in Note 13 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Provision for Income Taxes. The Company recorded an income tax benefit of $2.6 million in 2012, compared to an income tax expense of $1.4 million in 2011. The Company’s effective tax rate was (9.3)% in 2012 and 23.6% in 2011. In 2012, the difference between the effective tax rate and the statutory rate was primarily a result of an increase of $10.0 million in the valuation allowance against deferred tax assets, while in 2011, the difference between the effective tax rate and the statutory rate was primarily due to tax-exempt items such as income on bank-owned life insurance and municipal securities.

Liquidity and Cash Flow

Liquidity management refers to the policies and practices that ensure the Bank has the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Bank’s clients. Management measures our liquidity position by giving consideration to both on- and off-balance sheet sources of, and demands for, funds on a daily and other periodic bases. Deposit withdrawals, loan funding and general corporate activity create the primary needs for liquidity for the Bank. Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities, investments available for sale, loan repayments, loan sales, increases in deposits, and increases in borrowings from the FHLB of Atlanta secured with pledged loans and securities, and from correspondent banks under overnight federal funds credit lines and securities sold under repurchase agreements.

Bancorp had sufficient cash and cash equivalents on hand at December 31, 2013 to provide for Bancorp’s anticipated obligations and service its debt for approximately two years.

The investment portfolio at December 31, 2013 included securities with a par value of approximately $118.9 million with call features, whereby the issuers of such securities have the option to repay the securities before the contractual maturity dates.

The Bank has the ability to manage, within competitive and cost of funds constraints, increases in deposits within its market areas. The Bank utilizes CDARS and brokered deposits to supplement in-market deposit growth.

The Bank has established wholesale repurchase agreements with regional brokerage firms. The Bank can access this additional source of liquidity by pledging investment securities with the brokerage firms.

Liquidity is further enhanced by a line of credit with the FHLB of Atlanta, amounting to approximately $360.2 million, collateralized by FHLB stock, investment securities, qualifying residential one to four family first mortgage loans, qualifying multi-family first mortgage loans, qualifying commercial real estate loans, and qualifying home equity lines of credit and second mortgage loans. Based upon collateral pledged, as of December 31, 2013, the borrowing capacity under this line was $311.3 million, with $91.3 million available to be borrowed. The Bank provides various reports to the FHLB of Atlanta on a regular basis to maintain the availability of the credit line. Each borrowing request to the FHLB of Atlanta is initiated through an advance application that is subject to approval by the FHLB of Atlanta before funds are advanced under the line of credit. In addition to the credit line at the FHLB of Atlanta, the Bank has borrowing capacity at the Federal Reserve Bank totaling $3.9 million, and has federal funds lines of $30.0 million of which $13.0 million was outstanding at December 31, 2013.

As presented in the Consolidated Statement of Cash Flows, the Company generated $22.5 million in operating cash flow during 2013, compared to $22.9 million in 2012 and $27.2 million in 2011. The significant difference in 2012 and 2011 between net income and operating cash flow is the result of provision for credit losses and writedowns on real estate acquired in settlement of loans.

Cash used in investing activities in 2013 was $60.7 million, compared to cash used in investing activities of $26.9 million in 2012 and cash provided by investing activities of $75.7 million in 2011. Cash outflows for 2013 included $141.2 million related to an increase in the loan portfolio, compared to $56.3 million in 2012. Cash outflows for 2013 also included $146.8 million in purchases of securities, compared to $264.8 million in 2012 and $165.3 million in 2011. Cash inflows for 2013 included $165.0 million in proceeds from sales, maturities, prepayments and calls of investment securities, compared to $222.7 million in 2012 and $148.8 million in 2011. Cash inflows for 2012 included $54.4 million in proceeds from sales of loans. Cash inflows for 2011 included $20.7 million related to a decrease in the loan portfolio and $73.0 million in proceeds from loans sold in connection with sale of the Bank’s Virginia operations. The Company also invested $12.0 million in bank-owned life insurance during 2011.

Cash provided by financing activities was $32.0 million in 2013, compared to cash used in financing activities of $10.2 million in 2012 and $77.9 million in 2011. Cash inflows for 2013 included an increase of $53.3 million in deposits, compared to a net decrease in deposits of $86.2 million in 2012 and $34.3 million in 2011. During 2013, the Company had cash inflows of $25.7 million related to increased borrowing, compared to $26.3 million in 2012. Cash outflows in 2011 included $41.0 million used to reduce outstanding borrowings. In 2013, the Company had cash outflows of $37.5 million (including related expense of $100,000) for redemption of its Series A Preferred Stock and $7.8 million for the repurchase of a stock warrant. During 2012, the Company had a cash inflow of $52.3 million from the issuance of preferred stock, which was subsequently converted to common stock.

Contractual Obligations and Commitments

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. Payments for borrowings do not include interest. Payments related to leases and service contracts are based on actual payments specified in the underlying contracts. The following table reflects the material contractual obligations of the Company outstanding as of December 31, 2013.

Contractual Obligations
(dollars in thousands)

	Payments Due by Period
	Within One Year	One Year to Three Years	Three Years to Five Years	After Five Years	Total

Federal funds purchased	$13,000	$-	$-	$-	$13,000
Junior subordinated notes and wholesale repurchase agreements	-	21,000	-	25,774	46,774
Federal Home Loan Bank borrowings	170,000	-	-	-	170,000
Operating lease obligations	1,747	2,235	796	-	4,778
Service contracts and purchase obligations	6,450	7,832	886	580	15,748
Other long-term liabilities	1,374	669	525	1,247	3,815
Total contractual cash obligations excluding deposits	192,571	31,736	2,207	27,601	254,115

Deposits	1,491,908	52,748	9,329	11	1,553,996
Total contractual cash obligations	$1,684,479	$84,484	$11,536	$27,612	$1,808,111

Capital Resources

Banks, bank holding companies, and financial holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve and the FDIC have minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. On August 26, 2005, the Company issued $25.8 million of junior subordinated debentures with the simultaneous private placement of trust preferred securities in the amount of $25.0 million. See Note 8 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for a discussion of the issuance of the trust preferred securities. On December 12, 2008, the Company sold Series A Preferred Stock and a warrant (the “Warrant”) to the U.S Treasury for $52.4 million as part of the CPP. On November 30, 2012, the Company completed a private placement of Series B Preferred Stock and Series C Preferred Stock for an aggregate of $56.3 million.

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

On April 18, 2013, the U.S. Treasury held an auction to sell all of its investment in the Company’s Series A Preferred Stock. The sale was settled on April 29, 2013. 34,438 shares of Class A Common Stock were issued pursuant to vested restricted stock units. On May 15, 2013, the Company completed its repurchase from the U.S. Treasury of the Warrant to purchase 2,567,255 shares of the Company’s common stock for its fair market value of $7,779,000. Following the Company’s repurchase of the Warrant, the U.S. Treasury has no equity or other ownership interest in the Company. On June 3, 2013, the Company redeemed 37,372 of the Company’s 52,372 outstanding shares of Series A Preferred Stock at the liquidation price of $1,000 per share for a total of $37,372,000 plus $93,430 of accrued and unpaid dividends.

As shown in Note 18 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K, the Company and the Bank both maintained capital levels exceeding the minimum levels required to be categorized as “well capitalized” for each of the three years presented.

Lending Activities

General.  The Bank offers a broad array of lending services, including construction, real estate, commercial and consumer loans, to individuals and small to medium-sized businesses and retail clients that are located in or conduct a substantial portion of their business in the Bank’s market areas. The Bank’s total loans (excluding loans held for sale) at December 31, 2013 were $1.42 billion, or 72.1% of total assets. At December 31, 2013, the Bank had no large loan concentrations (exceeding 10% of its portfolio) in any particular industry, other than real estate. The Bank’s legal lending limit at December 31, 2013 was $31.8 million (absent fully marketable collateral), and the largest credit relationship was approximately $19.0 million.

Loan Composition.  The following table summarizes, at the dates indicated, the composition of the Bank’s loan portfolio and the related percentage composition (excluding loans held for sale).

Summary of Loan Portfolio
(dollars in thousands; excluding loans held for sale)

	December 31
	2013		2012		2011		2010		2009
		% Of		% Of		% Of		% Of		% Of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Secured by owner-occupied nonfarm nonresidential properties	$302,976		$247,628		$269,972		$222,889		$232,769
Secured by other nonfarm nonresidential properties	239,062		186,864		157,594		159,086		202,030
Other commercial and industrial	114,402		110,850		119,877		134,011		158,624
Total Commercial	656,440	46.3%	545,342	47.2%	547,443	45.6%	515,986	40.9%	593,423	40.7%

Construction loans – 1 to 4 family residential	20,582		13,206		7,781		16,736		28,929
Other construction and land development	94,814		62,460		81,630		122,382		148,356
Total Real estate – construction	115,396	8.1	75,666	6.6	89,411	7.4	139,118	11.0	177,285	12.2

Closed-end loans secured by 1 to 4 family residential properties	358,332		277,820		287,268		304,640		339,485
Lines of credit secured by 1 to 4 family residential properties	213,112		200,465		209,634		219,557		234,674
Loans secured by 5 or more family residential properties	38,735		23,116		25,883		20,207		24,333
Total Real estate – mortgage	610,179	43.1	501,401	43.4	522,785	43.6	544,404	43.2	598,492	41.1

Credit cards	7,659		7,610		7,649		7,749		7,416
Other revolving credit plans	8,529		9,018		9,444		9,042		10,974
Other consumer loans	10,249		10,263		17,648		36,224		57,079
Total Consumer	26,437	1.9	26,891	2.3	34,741	2.9	53,015	4.2	75,469	5.2

Loans to other depository institutions	-		-		-		3,800		10,000
All other loans	8,251		6,121		5,690		4,262		1,857
Total Other	8,251	0.6	6,121	0.5	5,690	0.5	8,062	0.7	11,857	0.8

Total	$1,416,703	100.0%	$1,155,421	100.0%	$1,200,070	100.0%	$1,260,585	100.0%	$1,456,526	100.0%

The Company has no foreign loan activity.

Real Estate Loans.  Loans secured by real estate totaled $1.27 billion, or 89.5% of total loans (excluding loans held for sale), at December 31, 2013. At year end 2013, the Bank had real estate loan relationships of various sizes ranging up to $14.0 million and commitments up to $19.0 million, secured by office buildings, retail establishments, residential development and construction, warehouses, motels, restaurants and other types of property. Loan terms are typically limited to five years, with payments through the date of maturity generally based on a 15-20 year (15-30 year for owner-occupied single and multi-family properties) amortization schedule.  Interest rates may be fixed or adjustable, based on market conditions, and the Bank generally charges an origination fee. Management has attempted to reduce credit risk in the real estate portfolio by emphasizing loans on properties where the loan to value ratio, established by independent appraisals, does not exceed 70% to 80%, and net projected cash flow available for debt service amounts to at least 120% to 135% of the debt service requirement. The Bank also generally requires personal guarantees and personal financial statements from the principal owners in such cases.

Real Estate – Mortgage.  The Bank originates fixed and adjustable rate mortgages as well as FHA, VA and USDA government supported loans for resale into the secondary market. The Bank provides bank-held mortgage products to accommodate qualified borrowers who may not meet all the standards for a conventional secondary market mortgage. The Bank has little or no exposure to subprime lending. During 2013, the Bank originated $160.6 million of loans in these various categories. Also included in real estate mortgage loans are home equity revolving lines of credit, with $213.1 million outstanding as of December 31, 2013. The Bank recorded net chargeoffs from mortgage loans of $2.0 million during 2013, compared to $12.6 million in 2012 and $6.4 million in 2011.

Real Estate – Construction Loans.  The Bank’s current lending strategy is to moderately increase exposure in this portfolio segment. The Bank expects that the majority of its new construction and development loans on commercial and residential projects will be in the range of $1.0 million to $5.0 million. At December 31, 2013 and 2012, the Bank held $115.4 million and $75.7 million, respectively, of such loans. To reduce credit risk associated with such loans, the Bank emphasizes anchored and neighborhood centers that are substantially pre-leased, or residential projects that are substantially pre-sold and built in strong, proven markets. The leases on commercial projects must generally result in a loan to appraised value of 75% to 80% or less and a net cash flow to debt service of no less than 120% to 135%. The Bank typically requires a personal guarantee from the developer or builder. Loan terms are generally 12-18 months, although the Bank will make a “mini-permanent” loan for purposes of construction and development of up to a five year term. Rates can be either fixed or variable, and the Bank usually charges an origination fee. The Bank experienced net chargeoffs from real estate – construction loans of $0.8 million in 2013, $8.4 million in 2012 and $3.5 million in 2011.

Commercial Loans.  The Bank makes loans for commercial purposes to various types of businesses. At December 31, 2013, the Bank held $656.4 million of commercial loans, or 46.3% of its total loan portfolio. Equipment loans are typically made on terms up to five years at fixed or variable rates, with the financed equipment pledged as collateral to the Bank. The Bank attempts to reduce its credit risk on these loans by limiting the loan to value percentage to 80%. Working capital loans are made on terms typically not exceeding one year. These loans may be secured or unsecured, but the Bank attempts to limit its credit risk by requiring the borrower to demonstrate its capacity to produce net cash flow available for debt service equal to 120% to 150% of its debt service requirements. The Bank experienced net chargeoffs from commercial loans of $1.0 million in 2013, $16.4 million in 2012, and $4.6 million in 2011.

Consumer Loans.  Using a centralized underwriting process, the Bank makes a variety of loans to individuals for personal and household purposes, including (i) secured and unsecured installment and term loans originated directly by the Bank; (ii) unsecured revolving lines of credit, and (iii) amortizing secured lot loans. Certain of the direct loans are secured by the borrowers’ residences. At December 31, 2013, the Bank held $26.4 million of consumer loans. During 2013, 2012, and 2011, the Bank experienced net consumer loan chargeoffs of $0.7 million, $0.9 million, and $1.0 million, respectively.

Loan Approval and Review.  When the aggregate outstanding loans to a single borrower or related entities exceed an individual officer’s lending authority, or the individual officer’s lending authority is not applicable to the contemplated transaction, the loan request must be considered and approved by an officer with a higher lending limit. All consumer purpose loan decisions are initiated through a centralized underwriting process. Commercial banking managers (“CBM”) can generally approve commercial relationships up to $750,000 on a secured basis. If the lending request exceeds the CBM’s lending limit, the loan must be submitted to and approved by a senior credit officer. Generally, a senior credit officer has authority to approve commercial relationships up to $3.0 million on a secured basis. All loan relationships between $3.0 million and $5.0 million must be approved by the Chief Commercial Credit Officer (“CCCO”). All loans between $5.0 million and $10.0 million must be approved by the Chief Credit Officer (“CCO”). Loan relationships exceeding $10.0 million must be unanimously approved by a committee of the CCCO, the CCO, and the Bank’s CEO.

The Bank’s Loan Review Program is headed by the Loan Review Manager, who reports directly to the Credit Management Committee of the Bank’s Board of Directors. The Program includes the Annual Loan Review Coverage Plan which is approved by the Credit Management Committee and which stipulates a certain number of loan reviews to be completed by the Loan Review Manager and employees under his or her guidance. The Bank’s credit review system supplements its loan rating system, pursuant to which the Bank may place a loan on its criticized asset list or may classify a loan in one of various other classification categories. In addition, all loan officers are charged with the responsibility of reviewing their portfolios and making adjustments to the risk ratings as needed. The “Watch List Committee,” which includes the CCO, the Special Assets Manager and the Special Assets Officers, reviews all commercial loans graded special mention, substandard, doubtful and loss on a monthly basis, and provides a summary to the Credit Management Committee, also on a monthly basis.

The Bank’s loan portfolio is analyzed on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. Past due loans are reviewed with varying frequency and at multiple levels. Its allowance for credit losses is also analyzed monthly by management. This analysis includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. A specified minimum percentage of loans in each adverse asset classification category, based on the probability of default and on the historical loss experience of the Bank in each such category, as well as other environmental factors such as the unemployment level or other economic conditions affecting that type of loan, are used to determine the adequacy of the Bank’s allowance for credit losses monthly. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. The provisions of Accounting Standards Codification (“ASC”) 310-10-35, “Loans that Are Identified for Evaluation or that Are Individually Considered Impaired” are applied to individually significant loans. See Note 5 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Loan Portfolio – Maturities and Interest Rate Sensitivities
(dollars in thousands, excluding loans held for sale)

	Maturity				Maturity Greater Than One Year
		Over One	Over		Fixed	Floating or
	One Year	Years to	Five		Interest	Adjustable
	or Less	Five Years	Years	Total	Rate	Rate
Secured by owner-occupied nonfarm nonresidential properties	$30,260	$173,863	$98,853	$302,976	$260,377	$12,339
Secured by other nonfarm nonresidential properties	25,952	146,197	66,913	239,062	158,351	54,759
Other commercial and industrial	30,068	60,685	23,649	114,402	66,677	17,657
Total Commercial	86,280	380,745	189,415	656,440	485,405	84,755

Construction loans – 1 to 4 family residential	19,873	626	83	20,582	651	58
Other construction and land development	19,087	62,843	12,884	94,814	52,048	23,679
Total Real estate – construction	38,960	63,469	12,967	115,396	52,699	23,737

Closed-end loans secured by 1 to 4 family residential properties	27,058	51,569	279,705	358,332	173,687	157,587
Lines of credit secured by 1 to 4 family residential properties	2,644	20,503	189,965	213,112	57	210,411
Loans secured by 5 or more family residential properties	1,500	34,814	2,421	38,735	14,273	22,962
Total Real estate – mortgage	31,202	106,886	472,091	610,179	188,017	390,960

Credit cards	7,659	-	-	7,659	-	-
Other revolving credit plans	2,570	644	5,315	8,529	2,777	3,182
Other consumer loans	2,021	6,699	1,529	10,249	7,566	662
Total Consumer	12,250	7,343	6,844	26,437	10,343	3,844

All other loans	953	1,954	5,344	8,251	7,296	2
Total Other	953	1,954	5,344	8,251	7,296	2

Total	$169,645	$560,397	$686,661	$1,416,703	$743,760	$503,298

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

The following table summarizes, by internally assigned risk grade, the risk grade for loans for which the bank has assigned a risk grade.  The remainder of the loan portfolio consists of non risk graded homogeneous types of loans. The following table reflects $33.1 million of purchased credit-impaired (“PCI”) loans at December 31, 2013, resulting from the acquisition of Security Savings Bank, SSB on October 1, 2013. Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered credit impaired. Loans – excluding PCI at December 31, 2013, includes $12.0 million of risk graded loans from the acquisition that are not credit impaired.

Risk Profile by Internally Assigned Risk Grade
(dollars in thousands)

	December 31
	2013					2012
		Special	Sub-				Special	Sub-
Loans – excluding PCI	Pass	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$592,221	$30,962	$15,044	$302	$638,529	$506,849	$27,600	$30,160	$98	$564,707
Real estate – construction	82,483	8,628	2,288	-	93,399	48,029	9,744	5,422	182	63,377
Real estate – mortgage	84,999	4,243	5,168	-	94,410	54,459	6,530	6,740	32	67,761
Consumer	-	-	-	-	-	-	-	-	-	-
Other	7,373	-	-	-	7,373	4,918	-	619	-	5,537
Total	$767,076	$43,833	$22,500	$302	$833,711	$614,255	$43,874	$42,941	$312	$701,382

	December 31
	2013					2012
		Special	Sub-				Special	Sub-
PCI loans	Pass(1)	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$5,451	$4,831	$7,031	$135	$17,448	$-	$-	$-	$-	$-
Real estate – construction	1,568	1,743	731	198	4,240	-	-	-	-	-
Real estate – mortgage	2,811	2,361	5,739	499	11,410	-	-	-	-	-
Consumer	2	1	-	-	3	-	-	-	-	-
Other	-	-	-	-	-	-	-	-	-	-
Total	$9,832	$8,936	$13,501	$832	$33,101	$-	$-	$-	$-	$-

	December 31
	2013					2012
		Special	Sub-				Special	Sub-
Total loans	Pass	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$597,672	$35,793	$22,075	$437	$655,977	$506,849	$27,600	$30,160	$98	$564,707
Real estate – construction	84,051	10,371	3,019	198	97,639	48,029	9,744	5,422	182	63,377
Real estate – mortgage	87,810	6,604	10,907	499	105,820	54,459	6,530	6,740	32	67,761
Consumer	2	1	-	-	3	-	-	-	-	-
Other	7,373	-	-	-	7,373	4,918	-	619	-	5,537
Total	$776,908	$52,769	$36,001	$1, 134	$866,812	$614,255	$43,874	$42,941	$312	$701,382

(1) PCI loans in the Pass category are in the pre-watch risk grade, which is the lowest risk grade in the Pass category.

Allocation of Allowance for Credit Losses(1)
(dollars in thousands)

	December 31
	2013		2012		2011		2010		2009
		% Of		% Of		% Of		% Of		% Of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$9,752	46.3%	$11,348	47.2%	$8,526	45.6%	$9,952	40.9%	$10,648	40.7%
Real estate – construction	5,037	8.1	5,753	6.6	6,467	7.4	6,865	11.0	11,662	12.2
Real estate – mortgage	8,438	43.1	8,746	43.4	11,953	43.6	9,056	43.2	9,615	41.1
Consumer	1,153	1.9	781	2.3	1,866	2.9	2,827	4.2	3,858	5.2
Other	170	0.6	2	0.5	32	0.5	52	0.7	60	0.8

Total	$24,550	100.0%	$26,630	100.0%	$28,844	100.0%	$28,752	100.0%	$35,843	100.0%

(1)	The allowance for credit losses has been allocated on an approximate basis. The allocation is not necessarily indicative of future losses.

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

In the fourth quarter 2013, the Company implemented enhancements to the methodology for estimating the allowance for credit losses. These enhancements included several refinements to the data accumulation processes for determining the probability of default and loss given default for the various classes of loans that are more statistically sound than those previously employed. In addition, commercial risk graded loans are now segregated between those that are real estate secured and those that are not. A more robust identification of qualitative factors has also been embedded in the estimation process. Management believes these enhancements will improve the precision of the process for estimating the allowance. The revisions did not have a material impact on the allowance recorded at December 31, 2013.

Management believes the allowance for credit losses of $24.6 million at December 31, 2013 is adequate to cover inherent losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that credit losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting future operating results of the Bank.

The following table presents an analysis of the changes in the allowance for credit losses.

Analysis of Allowance for Credit Losses
(dollars in thousands)

	Beginning	Charge			Ending
	Balance	Offs	Recoveries	Provision	Balance
December 31, 2013
Loans – excluding PCI
Commercial	$11,348	$2,212	$1,260	$(644)	$9,752
Real estate – construction	5,753	1,308	496	96	5,037
Real estate – mortgage	8,746	3,552	1,544	1,700	8,438
Consumer	781	1,116	389	1,099	1,153
Other	2	338	66	440	170
Total	$26,630	$8,526	$3,755	$2,691	$24,550

PCI loans
Commercial	$-	$-	$-	$-	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$-	$-	$-	$-

Total loans
Commercial	$11,348	$2,212	$1,260	$(644)	$9,752
Real estate – construction	5,753	1,308	496	96	5,037
Real estate – mortgage	8,746	3,552	1,544	1,700	8,438
Consumer	781	1,116	389	1,099	1,153
Other	2	338	66	440	170
Total	$26,630	$8,526	$3,755	$2,691	$24,550

December 31, 2012
Commercial	$8,526	$17,306	$879	$19,249	$11,348
Real estate – construction	6,467	8,774	423	7,637	5,753
Real estate – mortgage	11,953	13,337	766	9,364	8,746
Consumer	1,866	1,191	314	(208)	781
Other	32	3	122	(149)	2
Total	$28,844	$40,611	$2,504	$35,893	$26,630

December 31, 2011
Commercial	$9,952	$5,045	$495	$3,124	$8,526
Real estate – construction	6,865	3,985	534	3,053	6,467
Real estate – mortgage	9,056	6,822	443	9,276	11,953
Consumer	2,827	1,358	362	35	1,866
Other	52	1,387	70	1,297	32
Total	$28,752	$18,597	$1,904	$16,785	$28,844

December 31, 2010
Commercial	$11,014	$9,052	$1,370	$6,620	$9,952
Real estate – construction	11,989	5,379	80	175	6,865
Real estate – mortgage	9,914	7,260	270	6,132	9,056
Consumer	2,868	2,829	647	2,141	2,827
Other	58	6,200	10	6,184	52
Total	$35,843	$30,720	$2,377	$21,252	$28,752

December 31, 2009
Commercial	$8,018	$11,232	$605	$13,623	$11,014
Real estate – construction	11,662	12,227	588	11,966	11,989
Real estate – mortgage	7,964	10,110	514	11,546	9,914
Consumer	8,058	4,925	1,076	(1,341)	2,868
Other	103	-	-	(45)	58
Total	$35,805	$38,494	$2,783	$35,749	$35,843

	As of or for the Years Ended
	December 31
	2013	2012	2011	2010	2009
Average loans held for investment	$1,243,269	$1,168,840	$1,267,601	$1,398,474	$1,534,478
Loans held for investment at December 31	1,416,703	1,155,421	1,200,070	1,332,928	1,460,766
Net chargeoffs of loans to average
loans held for investment	0.38%	3.26%	1.32%	2.03%	2.33%
Allowance to loans held for investment	1.73%	2.30%	2.40%	2.16%	2.45%
Allowance to nonperforming loans	261.23%	124.93%	71.18%	56.87%	65.43%

Over the past five years, credit quality has trended upward, with the most significant improvement following the completion of the asset disposition plan in late 2012 and a reduction in unemployment levels in 2013.

Commercial loans.  All commercial loans within the portfolio are risk graded among nine risk grades based on management’s evaluation of the overall credit quality of the loan, including the payment history, the financial position of the borrower, the underlying collateral value, an internal credit risk assessment and examination results. As a result, the allowance is adjusted upon any migration of a loan to a higher or lower risk grade within the commercial loan portfolio. The reserve percentages utilized have been determined by management to be appropriate based on probability of default, historical loan loss levels and the risk for each corresponding risk grade.

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

Specific impairment.  Management evaluates significant loans that are on nonaccrual or otherwise deemed impaired on an individual basis for impairment. The specific allowance is calculated based upon a review of these loans and the estimated losses at the balance sheet date. At December 31, 2013 and 2012, the recorded investment in loans specifically identified and evaluated for impairment was approximately $5.9 million and $16.4 million, respectively and the specific allowance for credit losses associated with those loans was approximately $772,000 and $1.6 million, respectively. The decrease in the amount of specifically impaired loans held by the Bank and the associated allowance for credit losses resulted primarily from the Bank’s decision to take appropriate aggressive action with our problem credits through chargeoffs and foreclosure.

Provision for credit losses.  The 2013 provision for credit losses totaled $2.7 million, compared to $35.9 million in 2012. As of December 31, 2013, nonperforming assets totaled $17.4 million, comprised of $9.4 million in nonperforming loans and $8.0 million in real estate acquired in settlement of loans. Those figures compare to $21.3 million in nonperforming loans and $5.4 million in real estate acquired in settlement of loans at the end of 2012, totaling $26.7 million in nonperforming assets. Net chargeoffs decreased in 2013 to $4.8 million, or 0.38% of average loans held for investment, compared with $38.1 million, or 3.26% of average loans held for investment, in the prior year. During the fourth quarter of 2010, the Company charged off $6.2 million of a $10.0 million loan composed of subordinated debt to a financial institution. In the first quarter of 2011, an additional writedown of $1.3 million was recorded on this loan. The Bank forgave $5.0 million of the loan and all unpaid interest and the remaining $5.0 million was exchanged for preferred stock with a liquidation preference value of $5.0 million in the institution. The Bank’s recorded investment of $2.5 million is carried in other assets on the Company’s balance sheet as of December 31, 2013. Periodic impairment evaluations are performed and management believes this asset is currently not impaired. The Company does not have any other loans to financial institutions. At December 31, 2013 and 2012 the allowance for credit losses as a percentage of year end loans (excluding loans held for sale) was 1.73% and 2.30%, respectively. The 2013 and 2012 results were impacted by the continued weakness in the regional and national economies as well as the 2012 problem asset disposition plan.

Nonperforming Assets
(dollars in thousands)

	At December 31
	2013	2012	2011	2010	2009
Commercial nonaccrual loans, not restructured	$2,542	$11,119	$15,773	$23,453	$46,788
Commercial nonaccrual loans, restructured	294	1,788	7,489	11,190	1,777
Non-commercial nonaccrual loans	4,071	4,605	9,852	8,537	4,772
Total nonaccrual loans	6,907	17,512	33,114	43,180	53,337
Troubled debt restructurings, accruing	2,491	3,804	7,406	7,378	1,442
Total nonperforming loans	9,398	21,316	40,520	50,558	54,779
Real estate acquired in settlement of loans	8,025	5,355	30,587	26,718	27,337
Total nonperforming assets	$17,423	$26,671	$71,107	$77,276	$82,116
Restructured loans, performing(1)	$2,166	$1,220	$4,888	$-	$-
Nonperforming loans to loans
held for investment at end of year	0.66%	1.84%	3.38%	4.01%	4.00%
Nonperforming assets to
total assets at end of year	0.89%	1.56%	4.10%	4.27%	4.39%

(1) Loans restructured in a previous year without an interest rate concession or forgiveness of debt that are performing in accordance with their modified terms.

Nonperforming assets include nonaccrual loans, restructured loans, and real estate acquired in settlement of loans. Loans are placed on nonaccrual status when: (i) management has concerns relating to the ability to collect the loan principal and interest and (ii) generally when such loans are 90 days or more past due. No assurance can be given, however, that economic conditions will not adversely affect borrowers and result in increased credit losses.

The Bank’s policy for impaired loan accounting subjects all loans to impairment recognition; however, loans with total credit exposure of less than $500,000 are not evaluated on an individual basis for level of impairment. The Bank generally considers loans 90 days or more past due, all nonaccrual loans and all troubled debt restructured (“TDR”) loans to be impaired. All TDR loans are evaluated on an individual basis for level of impairment. Loans specifically identified and evaluated for impairment totaled $5.9 million and $16.4 million at December 31, 2013 and December 31, 2012, respectively, as summarized in the following tables (in thousands):

	Impaired Loans
		Unpaid		Average	YTD Interest
	Recorded	Principal	Specific	Recorded	Income
	Balance	Balance	Allowance	Investment	Recognized
At December 31, 2013
Loans without a specific valuation allowance
Commercial	$1,210	$1,246	$-	$1,261	$30
Real estate – construction	480	480	-	514	34
Real estate – mortgage	338	369	-	358	7
Consumer	-	-	-	-	-
Total	2,028	2,095	-	2,133	71

Loans with a specific valuation allowance
Commercial	738	846	68	747	42
Real estate – construction	152	152	8	189	12
Real estate – mortgage	2,961	2,961	696	3,025	107
Consumer	-	-	-	-	-
Total	3,851	3,959	772	3,961	161

Total impaired loans
Commercial	1,948	2,092	68	2,008	72
Real estate – construction	632	632	8	703	46
Real estate – mortgage	3,299	3,330	696	3,383	114
Consumer	-	-	-	-	-
Total	$5,879	$6,054	$772	$6,094	$232

	Impaired Loans
		Unpaid		Average	YTD Interest
	Recorded	Principal	Specific	Recorded	Income
	Balance	Balance	Allowance	Investment	Recognized
At December 31, 2012
Loans without a specific valuation allowance
Commercial	$4,013	$5,779	$-	$4,190	$211
Real estate – construction	1,940	2,681	-	2,856	15
Real estate – mortgage	5,066	5,746	-	5,415	252
Consumer	-	-	-	-	-
Total	11,019	14,206	-	12,461	478

Loans with a specific valuation allowance
Commercial	2,618	2,762	564	3,432	123
Real estate – construction	64	64	36	65	4
Real estate – mortgage	2,681	2,765	941	2,848	85
Consumer	18	18	18	13	1
Total	5,381	5,609	1,559	6,358	213

Total impaired loans
Commercial	6,631	8,541	564	7,622	334
Real estate – construction	2,004	2,745	36	2,921	19
Real estate – mortgage	7,747	8,511	941	8,263	337
Consumer	18	18	18	13	1
Total	$16,400	$19,815	$1,559	$18,819	$691

Investment Activities

Our investment portfolio plays a primary role in the management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. In 2013, the securities portfolio generated approximately 17.7% of our interest income and served as a necessary source of liquidity.

Management attempts to deploy investable funds into instruments that are expected to increase the overall return of the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of credit, interest rate and liquidity risk, as well as capital usage and risk.

The following tables present the carrying values, fair values, unrealized gains and losses, and weighted average yields and durations of our investment portfolio at December 31, 2013, 2012 and 2011, as well as the interval of maturities or repricings at December 31, 2013.

Investment Securities
(dollars in thousands)

	December 31, 2013		December 31, 2012		December 31, 2011
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities	$-	$-	$10,000	$10,000	$-	$-
U.S. government agency securities	77,823	71,341	67,090	67,037	39,000	39,147
Agency mortgage backed securities	46,656	48,054	21,607	23,760	31,917	34,843
Collateralized mortgage obligations	6,611	6,774	10,417	10,668	23,599	23,435
Commercial mortgage backed securities	38,367	39,388	43,046	45,282	30,169	30,289
Corporate bonds	110,772	114,266	150,589	155,487	118,573	114,676
Covered bonds	49,937	52,628	44,924	48,618	61,414	62,526
State and municipal obligations	16,985	16,750	17,978	18,712	19,371	19,508
Total debt securities	347,151	349,201	365,651	379,564	324,043	324,424
Other equity	17,660	17,787	13,460	14,251	12,960	13,387
Total securities	$364,811	$366,988	$379,111	$393,815	$337,003	$337,811

Investment securities at December 31 consist of the following (dollars in thousands):

Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield	Average Duration(1)
2013:
U.S. government agency securities	$49,094	$-	$(4,562)	$44,532	2.07%	7.67
Agency mortgage backed securities	14,217	1,261	-	15,478	5.09	2.83
Collateralized mortgage obligations	6,611	163	-	6,774	5.63	2.60
Commercial mortgage backed securities	38,367	1,123	(102)	39,388	3.32	3.36
Corporate bonds	105,772	4,066	(572)	109,266	3.83	4.13
Covered bonds	49,937	2,924	(233)	52,628	3.49	2.90
State and municipal obligations	15,836	161	(301)	15,696	6.46(2)	7.94
Total debt securities	279,834	9,698	(5,770)	283,762	3.65(2)	4.55
Federal Home Loan Bank stock	9,988	-	-	9,988
Other equity securities	7,672	596	(469)	7,799
Total	$297,494	$10,294	$(6,239)	$301,549

2012:
U.S. Treasury securities	$10,000	$-	$-	$10,000	0.01%	0.05
U.S. government agency securities	67,090	72	(125)	67,037	1.94	5.78
Agency mortgage backed securities	21,607	2,153	-	23,760	5.30	2.30
Collateralized mortgage obligations	10,417	254	(3)	10,668	5.54	2.78
Commercial mortgage backed securities	43,046	2,318	(82)	45,282	4.19	10.58
Corporate bonds	150,589	5,742	(844)	155,487	3.24	3.29
Covered bonds	44,924	3,694	-	48,618	3.68	3.49
State and municipal obligations	17,978	734	-	18,712	6.21(2)	4.09
Total debt securities	365,651	14,967	(1,054)	379,564	3.41(2)	4.47
Federal Home Loan Bank stock	7,685	-	-	7,685
Other equity securities	5,775	791	-	6,566
Total	$379,111	$15,758	$(1,054)	$393,815

Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield	Average Duration(1)
2013:
U.S. government agency securities	$28,729	$-	$(1,920)	$26,809	2.13%	6.73
Agency mortgage backed securities	32,439	171	(34)	32,576	2.64	5.90
Corporate bonds	5,000	-	-	5,000	7.63	9.61
State and municipal obligations	1,149	-	(95)	1,054	4.25(2)	13.58
Total	$67,317	$171	$(2,049)	$65,439	2.81(2)	6.66

(1) Average remaining duration to maturity, in years.
(2) Fully taxable-equivalent basis.

Investment Securities Portfolio Maturity Schedule
(dollars in thousands)

	At December 31, 2013
		Weighted
	Market	Average
	Value	Yield(1)
U. S. government agencies and mortgage backed obligations:
Within one year	$-	-%
One to five years	798	4.81
Five to ten years	75,647	2.24
After ten years	89,112	3.44

Total	165,557	2.86

State and municipal obligations:
Within one year	-	-
One to five years	1,280	6.32
Five to ten years	191	3.13
After ten years	15,279	6.44

Total	16,750	6.39

Corporate bonds and covered bonds:
Within one year	-	-
One to five years	103,994	3.81
Five to ten years	62,900	3.90
After ten years	-	-

Total	166,894	3.84

Total debt securities	$349,201	3.49%

(1)	The yield related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%.

See also Note 4 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

Information about the Company’s off-balance sheet risk exposure is presented in Note 11 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Effects of Inflation

As discussed in Item 7A of this Annual Report on Form 10-K, the effect of interest rate movements in response to changes in the actual and perceived rates of inflation can materially impact the Bank operations, which rely on net interest margins as a major source of earnings. Noninterest expense, such as salaries and wages, occupancy and equipment are also negatively affected by inflation.

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

The preparation of the financial information contained in this Annual Report on Form 10-K requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s management evaluates these estimates on an ongoing basis. A summary of the allowance for credit losses, the most complex and subjective accounting policy of the Company, is discussed under the heading “Lending Activities” as well as in Note 5 of the Notes to Consolidated Financial Statements. Income taxes and the valuation allowance against deferred tax assets are discussed in Note 10 of the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Significant accounting policies are described in Note 1 to the audited consolidated financial statements. These policies may involve significant judgments and estimates that have a material impact on the carrying value of certain assets and liabilities. Different assumptions made in the application of these policies could result in material changes in our financial position and results of operations.

Business combinations and method of accounting for loans acquired

We account for acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, and liabilities assumed, are recorded at fair value. No allowance for credit losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

The acquired loans were segregated between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration based on such factors as past due status, nonaccrual status and credit risk ratings. Acquired credit-impaired loans (PCI loans) are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants ("AICPA") Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans. Loans acquired in business combinations with evidence of credit deterioration are considered impaired. Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance. Certain acquired loans, such as acquired performing loans and lines of credit (consumer and commercial) are accounted for in accordance with FASB ASC Topic 310-20, where the discount is accreted through earnings based on estimated cash flows over the estimated lives of the loans.

For further discussion of the Company's loan accounting and acquisitions, see Note 1—Summary of Significant Accounting Policies, Note 2— Business Combinations and Acquisitions and Note 5—Loans of the Notes to Consolidated Financial Statements.

Allowance for credit losses

The allowance for credit losses reflects the estimated losses that will result from the inability of the Bank's borrowers to make required loan payments. The allowance for credit losses is established for estimated credit losses through a provision for credit losses charged to earnings. Credit losses are charged against the allowance when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The Company’s allowance for credit loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for credit losses at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in the level of nonperforming loans and other factors. Qualitative factors include the economic condition of our operating markets, composition of the loan portfolio and the state of certain industries. Specific changes in the risk factors are based on actual loss experience, as well as perceived risk of similar groups of loans classified by collateral type, purpose and term. An internal one-year and five-year loss history are also incorporated into the allowance calculation model. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in North Carolina.

In the fourth quarter 2013, the Company implemented enhancements to the methodology for estimating the allowance for credit losses. These enhancements included several refinements to the data accumulation processes for determining the probability of default and loss given default for the various classes of loans that are more statistically sound than those previously employed. In addition, commercial risk graded loans are now segregated between those that are real estate secured and those that are not. A more robust identification of qualitative factors has also been embedded in the estimation process. Management believes these enhancements will improve the precision of the process for estimating the allowance. The revisions did not have a material impact on the allowance recorded at December 31, 2013.

Allowance for credit losses for acquired loans

Subsequent to the acquisition date, decreases in cash flows expected to be received on FASB ASC Topic 310-30 acquired loans from the Company's initial estimates are recognized as impairment through the provision for credit losses. Probable and significant increases in cash flows (in a loan pool where an allowance for acquired credit losses was previously recorded) reduces the remaining allowance for acquired credit losses before recalculating the amount of accretable yield percentage for the loan pool in accordance with ASC 310-30.

Acquired loans that are not subject to FASB ASC Topic 310-30 are accounted for in accordance with FASB ASC Topic 310-20, where the discount is accreted through earnings based on contractual cash flows over the estimated life of the loan. The allowance for these loans will be determined in a similar manner to the non-acquired credit losses.

Real estate acquired in settlement of loans

Real estate acquired in settlement of loans, consisting of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors, including length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals. At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for credit losses. Subsequent declines in the fair value of real estate acquired in settlement of loans below the new cost basis are recorded through valuation adjustments. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate. Management reviews the value of real estate acquired in settlement of loans periodically and adjusts the values as appropriate.

Income taxes and deferred tax assets

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available for sale securities, allowance for credit losses, write downs of real estate acquired in settlement of loans, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded in situations where it is "more likely than not" that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for our subsidiary bank. In addition, we evaluate the need for income tax reserves related to uncertain income tax positions but had no such reserves at December 31, 2013 or 2012.

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

Interest rate risk management is a part of the Bank’s overall asset/liability management process. The primary oversight of asset/liability management rests with the Bank’s Asset and Liability Committee, which is comprised of the Bank’s CEO, Chief Financial Officer (“CFO”) and other senior executives. The Committee meets approximately monthly to review the asset/liability management activities of the Bank and monitor compliance with established policies. Activities of the Asset and Liability Committee are reported to the Audit and Risk Management Committees of the Company’s and the Bank’s Board of Directors.

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

Earnings Simulation Modeling.  Net income is affected by changes in the level of interest rates, the shape of the yield curve and the general market pressures affecting current market interest rates at the time of simulation. Many interest rate indices do not move uniformly, creating certain disunities between them. For example, the spread between a 30 day prime-based asset and a 30 day FHLB advance may not be uniform over time. The earnings simulation model projects changes in net interest income caused by the effect of changes in interest rates on interest-earning assets and interest-bearing liabilities. Simulation results are measured as a percentage change in net interest income compared to the static-rate or “base case” scenario. The model uses the Bank’s current balance sheet, but considers decreases in asset and liability volumes based on prepayment assumptions as well as rate changes. Rate changes are modeled gradually over a 12 month period, referred to as a “rate ramp.” The model projects only changes in interest income and expense and does not project changes in noninterest income, noninterest expense, provision for credit losses or the impact of changing tax rates. At December 31, 2013, net interest income simulation showed a positive 1.26% change from the base case in a 200 basis point ramped rising rate environment and a negative 0.32% change from the base case in a 100 basis point ramped declining rate environment. The projected changes in net interest income are within the Board of Directors’ guidelines in a 200 basis point increasing or 100 basis point decreasing interest rate environment. However, management continually monitors signs of elevated risks and takes certain actions to limit these risks.

The following table summarizes the results of the Bank’s income simulation model as of December 31, 2013.

	Change in Net Interest Income
	Year 1	Year 2
Change in Market Interest Rates:
200 basis point ramped increase	1.26%	3.29%
Base case – no change	-	(1.35)%
100 basis point ramped decrease	(0.32)%	(6.05)%

Net Portfolio Value Analysis.  Net portfolio value (“NPV”) represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates with no effect given to any actions management might take to counter the effect of that interest rate movement. The following is a summary of the results of the report compiled by the Bank’s outside consultant using data and assumptions management provided as of December 31, 2013.

	Estimated Change in Net Portfolio Value
	Amount in 000s	Percent
Change in Market Interest Rates:
200 basis point increase	$(7,997)	(3.61)%
Base case – no change	-	-
100 basis point decrease	$(12,023)	(5.42)%

The preceding table indicates that, at December 31, 2013, in the event of a 200 basis point increase in prevailing market interest rates, NPV would be expected to decrease by $8.0 million, or 3.61% of the base case scenario value of $221.6 million. In the event of a decrease in prevailing market rates of 100 basis points, NPV would be expected to decline by $12.0 million, or 5.42% of the base case scenario value. The projected changes in NPV are within the Board of Directors’ guidelines in a 200 basis point increasing or 100 basis point decreasing interest rate environment. However, management continually monitors signs of elevated risks and takes certain actions to limit these risks.

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

Interest Sensitivity Analysis
At December 31, 2013
(dollars in thousands, except ratios)

			Total	Total
	1 – 90	91 – 365	Sensitive	Sensitive
	Day	Day	Within	Over
	Sensitive	Sensitive	One Year	One Year	Total

Interest earning assets:
Loans (excluding held for sale), net of unearned income	$379,526	$158,169	$537,695	$879,008	$1,416,703
U. S. government agencies and mortgage backed obligations(1)	-	-	-	169,457	169,457
State and municipal obligations(1)	1,255	-	1,255	15,730	16,985
Corporate and covered bonds(1)	20,970	-	20,970	139,739	160,709
Other investment securities(1)	17,660	-	17,660	-	17,660
Overnight funds	3,915	-	3,915	-	3,915
Total interest earning assets	423,326	158,169	581,495	1,203,934	1,785,429

Interest bearing liabilities:
NOW	439,624	-	439,624	-	439,624
MMI	359,174	-	359,174	-	359,174
Savings	62,353	-	62,353	-	62,353
Time deposits	187,961	202,967	390,928	60,938	451,866
Federal funds purchased	13,000		13,000		13,000
Junior subordinated notes	25,774	-	25,774	-	25,774
FHLB borrowings	140,000	30,000	170,000	-	170,000
Wholesale repurchase agreements	-	-	-	21,000	21,000
Total interest bearing liabilities	1,227,886	232,967	1,460,853	81,938	1,542,791

Interest sensitivity gap	$(804,560)	$(74,798)	$(879,358)	$1,121,996	$242,638

Ratio of interest sensitive assets to liabilities	0.34	0.68	0.40	14.69	1.16

(1) At amortized cost.

The measurement of the Bank’s interest rate sensitivity, or “gap,” is a technique traditionally used in asset/liability management. The interest sensitivity gap is the difference between repricing assets and repricing liabilities for a particular time period. The table, “Interest Sensitivity Analysis,” indicates a ratio of rate sensitive assets to rate sensitive liabilities within one year at December 31, 2013, to be 0.40. This ratio indicates that a larger balance of liabilities, compared to assets, could potentially reprice during the upcoming 12 month period.  Included in rate sensitive liabilities are certain deposit accounts (Negotiable Order of Withdrawal (“NOW”), Money Market Investment (“MMI”), and savings) that are subject to immediate withdrawal and repricing. These balances are presented in the category that management believes best identifies their actual repricing patterns. The overall risk to net interest income is also influenced by the Bank’s level of variable rate loans. These are loans with a contractual interest rate tied to an interest rate index, such as the prime rate. A portion of these loans may reprice on multiple occasions during a one-year period due to changes in the underlying interest rate index. Approximately 41.4% of the total loan portfolio at December 31, 2013 had a variable interest rate and reprices in accordance with the underlying rate index subject to terms of individual note agreements.

The table, “Market Sensitive Financial Instruments Maturities,” presents the Bank’s financial instruments that are considered to be sensitive to changes in interest rates, categorized by contractual maturities, average interest rates and estimated fair values as of December 31, 2013.

Market Sensitive Financial Instruments Maturities
(dollars in thousands)

	Contractual Maturities as of December 31, 2013
	2014	2015	2016	2017	2018	After Five Years	Total

Financial assets:
Debt securities at amortized cost	$-	$20,401	$39,946	$36,076	$4,025	$246,703	$347,151
Loans:
Fixed rate	86,405	69,979	76,978	119,030	165,445	312,329	830,166
Variable rate	83,240	22,918	36,812	22,645	46,590	374,332	586,537
Total	$169,645	$113,298	$153,736	$177,751	$216,060	$933,364	$1,763,854

Financial liabilities:
NOW	$439,624	$-	$-	$-	$-	$-	$439,624
MMI	359,174	-	-	-	-	-	359,174
Savings	62,353	-	-	-	-	-	62,353
Time deposits	389,200	38,810	14,250	5,164	4,431	11	451,866
Federal funds purchased	13,000	-	-	-	-	-	13,000
Wholesale repurchase agreements	-	-	21,000	-	-	-	21,000
FHLB borrowing	170,000	-	-	-	-	-	170,000
Junior subordinated notes	-	-	-	-	-	25,774	25,774
Total	$1,433,351	$38,810	$35,250	$5,164	$4,431	$25,785	$1,542,791

Market Sensitive Financial Instruments Maturities (continued)
(dollars in thousands)

	Average Interest Rate	Estimated Fair Value

Financial assets:
Debt and equity securities	3.54%	$366,988
Loans:
Fixed rate	4.75	828,344
Variable rate	3.84	585,765
Total loans		1,414,109

Total		$1,781,097

Financial liabilities:
NOW	0.15	$439,624
MMI	0.18	359,174
Savings	0.05	62,353
Time deposits	0.48	453,091
Total interest-bearing deposits		1,314,242

Wholesale repurchase agreements	4.03	22,915
Federal funds purchased	0.83	13,000
FHLB borrowing	0.58	170,153
Junior subordinated notes	1.71	11,279
Total		$1,531,589

Item 8.	Financial Statements and Supplementary Data

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

Quarterly Financial Data
(dollars in thousands, except per share data)

2013	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

Interest income	$18,547	$17,142	$16,706	$16,424
Interest expense	1,634	1,346	1,296	1,367

Net interest income	16,913	15,796	15,410	15,057
Provision for credit losses	642	33	1,037	979

Net interest income after provision for credit losses	16,271	15,763	14,373	14,078

Noninterest income	4,069	4,497	4,215	4,673
Noninterest expense	18,390	14,411	13,563	14,020

Income (loss) before income taxes	1,950	5,849	5,025	4,731
Income tax expense (benefit)	524	2,861	(6,601)	-

Net income (loss)	1,426	2,988	11,626	4,731
Dividends and accretion on preferred stock	(237)	(208)	(679)	(730)
Net income (loss) available to common shareholders	$1,189	$2,780	$10,947	$4,001
Income (loss) per common share:
Basic	$0.04	$0.10	$0.38	$0.19
Diluted	$0.04	$0.10	$0.38	$0.13

2012	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

Interest income	$16,898	$17,341	$18,319	$18,522
Interest expense	1,505	1,663	1,996	2,350

Net interest income	15,393	15,678	16,323	16,172
Provision for credit losses	1,209	28,881	2,360	3,443

Net interest income after provision for credit losses	14,184	(13,203)	13,963	12,729

Noninterest income	4,710	4,185	3,985	4,008
Noninterest expense	13,957	27,132	16,715	14,609

Income (loss) before income taxes	4,937	(36,150)	1,233	2,128
Income tax expense (benefit)	173	(3,700)	312	617

Net income (loss)	4,764	(32,450)	921	1,511
Dividends and accretion on preferred stock	(730)	(729)	(729)	(730)
Net income (loss) available to common shareholders	$4,034	$(33,179)	$192	$781
Income (loss) per common share:
Basic	$0.26	$(2.12)	$0.01	$0.05
Diluted	$0.19	$(2.12)	$0.01	$0.05

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
NewBridge Bancorp

We have audited the accompanying consolidated balance sheets of NewBridge Bancorp and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewBridge Bancorp and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NewBridge Bancorp and Subsidiary’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2014, expressed an unqualified opinion thereon.

/s/ DIXON HUGHES GOODMAN LLP

Raleigh, North Carolina
March 12, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
NewBridge Bancorp

We have audited NewBridge Bancorp and Subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, the Company acquired Security Savings Bank, SSB (SSB) on October 1, 2013, and management excluded from its assessment of internal control over financial reporting as of December 31, 2013 SSB’s internal control over financial reporting associated with total net assets of approximately $144.1 million and total interest income and noninterest income of approximately $1.5 million as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of SSB.

In our opinion, NewBridge Bancorp and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of NewBridge Bancorp and Subsidiary as of December 31, 2013 and 2012, and for each of the years in the three-year period ended December 31, 2013, and our report dated March 12, 2014, expressed an unqualified opinion thereon.

/s/ DIXON HUGHES GOODMAN LLP

Raleigh, North Carolina
March 12, 2014

NewBridge Bancorp and Subsidiary
Consolidated Balance Sheets
December 31, 2013 and 2012
(dollars in thousands, except per share data)

	2013	2012
Assets
Cash and due from banks	$29,598	$30,785
Interest-bearing bank balances	3,915	9,006
Loans held for sale	3,530	9,464
Available for sale investment securities	301,549	393,815
Held to maturity investment securities (market value $65,439 at December 31, 2013)	67,317	-
Loans	1,416,703	1,155,421
Less allowance for credit losses	(24,550)	(26,630)
Net loans	1,392,153	1,128,791
Premises and equipment	44,249	35,570
Goodwill and other intangible assets	7,843	3,074
Real estate acquired in settlement of loans	8,025	5,355
Bank-owned life insurance	48,161	45,262
Deferred tax assets	36,779	29,538
Other assets	22,113	18,047
Total assets	$1,965,232	$1,708,707

Liabilities
Noninterest-bearing deposits	$240,979	$206,023
NOW deposits	439,624	424,720
Savings and money market deposits	421,527	367,776
Time deposits	451,866	333,974
Total deposits	1,553,996	1,332,493
Federal Home Loan Bank borrowings	170,000	113,000
Other borrowings	59,774	46,774
Accrued expenses and other liabilities	14,670	20,426
Total liabilities	1,798,440	1,512,693

Shareholders’ Equity
Preferred stock – Authorized 30,000,000 shares no par value at 12/31/2013 and 10,000,000 shares $.01 par value per share at 12/31/2012
Series A preferred stock
Reserved – 52,372 shares liquidation preference $1,000 per share; issued and outstanding – 15,000 at 12/31/2013 and 52,372 at 12/31/2012	15,000	52,089
Series B mandatorily convertible preferred stock
Reserved – 1,000,000 shares liquidation preference $100 per share; issued and outstanding – 422,456 at 12/31/2012	-	42,246
Series C mandatorily convertible preferred stock
Reserved – 500,000 shares liquidation preference $100 per share; issued and outstanding – 140,217 at 12/31/2012	-	14,022
Common stock, $5.00 par value per share at 12/31/2012 – Authorized 50,000,000 shares; issued and outstanding – 15,655,868 at 12/31/2012	210,297	78,279
Class A, no par value – Authorized 90,000,000 shares; issued and outstanding – 25,291,568 at 12/31/2013
Class B, no par value – Authorized 10,000,000 shares; issued and outstanding – 3,186,748 at 12/31/2013
Paid-in capital	-	83,259
Directors’ deferred compensation plan	(468)	(468)
Accumulated deficit	(56,880)	(75,697)
Accumulated other comprehensive income (loss)	(1,157)	2,284
Total shareholders’ equity	166,792	196,014
Total liabilities and shareholders’ equity	$1,965,232	$1,708,707

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Income

Years ended December 31, 2013, 2012 and 2011
(dollars in thousands, except per share data)

	2013	2012	2011
Interest Income
Interest and fees on loans	$56,617	$57,676	$65,871
Interest on taxable investment securities	11,434	12,614	12,750
Interest on tax-exempt investment securities	745	750	764
Interest-bearing bank balances and federal funds sold	23	40	60
Total Interest Income	68,819	71,080	79,445

Interest Expense
Deposits	3,116	5,135	9,493
Federal Home Loan Bank borrowings	1,195	1,012	1,178
Other borrowings	1,332	1,367	1,648
Total Interest Expense	5,643	7,514	12,319

Net Interest Income	63,176	63,566	67,126
Provision for credit losses	2,691	35,893	16,785
Net interest income after provision for credit losses	60,485	27,673	50,341

Noninterest Income
Retail banking	10,228	9,739	9,925
Wealth management services	2,570	2,349	2,499
Mortgage banking services	1,644	2,636	1,728
Gain on sales of investment securities	736	3	2,026
Bank-owned life insurance	1,429	1,494	1,385
Other	847	667	830
Total Noninterest Income	17,454	16,888	18,393

Noninterest Expense
Personnel	32,104	29,354	28,806
Occupancy	4,208	5,171	3,987
Furniture and equipment	3,501	3,335	3,644
Technology and data processing	4,192	4,063	3,942
Legal and professional	2,683	3,029	2,892
FDIC insurance	1,565	1,770	2,399
Real estate acquired in settlement of loans	(126)	15,726	7,068
Merger-related	2,232	-	-
Other operating	10,025	9,965	9,869
Total Noninterest Expense	60,384	72,413	62,607
Income (Loss) Before Income Taxes	17,555	(27,852)	6,127
Income Tax Expense (Benefit)	(3,216)	(2,598)	1,449

Net Income (Loss)	20,771	(25,254)	4,678
Dividends and accretion on preferred stock	(1,854)	(2,918)	(2,917)
Net Income (Loss) available to common shareholders	$18,917	$(28,172)	$1,761

Income (Loss) Per Share – Basic	$0.71	$(1.80)	$0.11
Income (Loss) Per Share – Diluted	$0.65	$(1.80)	$0.11

Weighted Average Shares Outstanding
Basic	26,643,820	15,655,868	15,655,868
Diluted	29,070,127	15,655,868	16,573,064

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Comprehensive Income

Years ended December 31, 2013, 2012 and 2011
(dollars in thousands, except per share data)

	2013	2012	2011
Net Income (Loss)	$20,771	$(25,254)	$4,678
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains on securities:
Unrealized holding gains (losses) arising during period, net of tax of $(3,937), $5,488 and $(389), respectively	(5,975)	8,411	(595)
Reclassification adjustment for (gains) losses included in net income, net of tax of $291, $1 and $800, respectively	(445)	(2)	(1,226)
Defined benefit pension plans:
Pension obligation, net of tax of $1,905, $(231) and $(1,928), respectively	3,114	(354)	(2,955)
Adjustment to deferred tax asset resulting from North Carolina State income tax rate reduction	(135)	-	-
Total other comprehensive income (loss)	(3,441)	8,055	(4,776)
Comprehensive Income (Loss)	$17,330	$(17,199)	$(98)

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
Years ended December 31, 2013, 2012 and 2011
(dollars in thousands, except share data)

								Directors’		Accumulated
	Preferred	Preferred	Preferred	Common Stock				Deferred		Other	Total
	Stock	Stock	Stock	Class A	Class B		Paid-In	Comp	Accumulated	Comprehensive	Shareholders’
	Series A	Series B	Series C	Shares	Shares	Amount	Capital	Plan	Deficit	Income (Loss)	Equity
Balances at December 31, 2010	$51,490	$-	$-	15,655,868	-	$78,279	$87,048	$(618)	$(49,286)	$(995)	$165,918
Net Income									4,678		4,678
Change in accumulated other
comprehensive income (loss) net
of deferred income taxes										(4,776)	(4,776)
Dividends and accretion on
preferred stock	299								(2,917)		(2,618)
Stock-based compensation							142				142
Distributions								43			43
Balances at December 31, 2011	$51,789	$-	$-	15,655,868	-	$78,279	$87,190	$(575)	$(47,525)	$(5,771)	$163,387
Net Loss									(25,254)		(25,254)
Change in accumulated other
comprehensive income (loss) net
of deferred income taxes										8,055	8,055
Preferred stock issued, net		42,246	14,022				(4,090)				52,178
Dividends and accretion on
preferred stock	300								(2,918)		(2,618)
Stock-based compensation							159				159
Distributions								107			107
Balances at December 31, 2012	$52,089	$42,246	$14,022	15,655,868	-	$78,279	$83,259	$(468)	$(75,697)	$2,284	$196,014
Net Income									20,771		20,771
Change in accumulated other
comprehensive income (loss) net
of deferred income taxes										(3,441)	(3,441)
Conversion of preferred stock		(42,246)	(14,022)	9,601,262	3,186,748	139,410	(83,259)				(117)
Redemption of preferred stock	(37,372)								(100)		(37,472)
Dividends and accretion on
preferred stock	283								(1,854)		(1,571)
Repurchase of stock warrant						(7,779)					(7,779)
Stock issuance pursuant to Restricted stock units				34,438		(52)					(52)
Stock-based compensation						439					439
Balances at December 31, 2013	$15,000	$-	$-	25,291,568	3,186,748	$210,297	$-	$(468)	$(56,880)	$(1,157)	$166,792

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows

Years ended December 31, 2013, 2012 and 2011
(dollars in thousands)

	2013	2012	2011

Cash Flow from operating activities
Net Income (Loss)	$20,771	$(25,254)	$4,678
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,169	3,406	3,769
Securities premium amortization and discount accretion, net	387	444	(334)
(Gain) loss on sale of securities	(736)	(3)	(2,026)
Earnings on bank-owned life insurance	(1,456)	(1,535)	(1,385)
Mortgage banking services	(1,644)	(2,636)	(1,728)
Originations of loans held for sale	(98,322)	(156,880)	(119,914)
Proceeds from sales of loans held for sale	105,900	157,973	117,965
Accretion on acquired loans	(783)	-	-
Deferred income tax expense (benefit)	(3,292)	(2,532)	1,446
Writedowns and losses (gains) on sales of real estate acquired in settlement of loans, net	(779)	14,520	5,238
Provision for credit losses	2,691	35,893	16,785
Stock-based compensation	439	159	142
(Increase) decrease in income taxes receivable	(102)	(218)	1,160
(Increase) decrease in interest earned but not received	(206)	624	605
Increase (decrease) in interest accrued but not paid	(244)	(212)	(328)
Net (increase) decrease in other assets	(2,184)	(1,941)	(1,765)
Net increase (decrease) in other liabilities	(2,111)	1,065	2,895
Net cash provided by (used in) operating activities	22,498	22,873	27,203

Cash Flow from investing activities
Purchases of securities available for sale	(80,442)	(264,779)	(165,309)
Purchases of securities held to maturity	(66,318)	-	-
Proceeds from sales of securities available for sale	65,711	6,724	41,235
Proceeds from maturities, prepayments and calls of securities	99,240	216,007	107,528
Net (increase) decrease in loans	(141,306)	(56,346)	20,737
Proceeds from sales of loans	-	54,440	72,750
Cash received from acquisition	55,205	-	-
Purchase of bank-owned life insurance	-	-	(12,000)
Purchases of premises and equipment	(2,685)	(3,342)	(2,246)
Proceeds from sales of premises and equipment	702	1,181	1,408
Proceeds from sales of real estate acquired in settlement of loans	9,163	19,205	11,549
Net cash provided by (used in) investing activities	(60,730)	(26,910)	75,652

Cash Flow from financing activities
Net increase (decrease) in demand deposits and NOW accounts	9,865	17,100	11,719
Net increase (decrease) in savings and money market accounts	11,122	(43,873)	56,143
Net increase (decrease) in time deposits	32,283	(59,410)	(102,182)
Net increase (decrease) in borrowings from FHLB	12,675	26,300	(26,000)
Net increase (decrease) in other borrowings	13,000	-	(15,000)
Proceeds from issuance of preferred stock, net of expense	-	52,337	-
Dividends paid	(1,571)	(2,618)	(2,618)
Redemption of preferred stock and related expense	(37,472)	-	-
Repurchase of stock warrant	(7,779)	-	-
Cash paid in lieu of issuing shares pursuant to restricted stock units	(78)	-	-
Tax windfall on shares issued pursuant to restricted stock units	26	-	-
Expense of stock issuance	(117)	-	-
Net cash provided by (used in) financing activities	31,954	(10,164)	(77,938)
Increase (decrease) in cash and cash equivalents	(6,278)	(14,201)	24,917
Cash and cash equivalents at the beginning of the years	39,791	53,992	29,075
Cash and cash equivalents at the end of the years	$33,513	$39,791	$53,992

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows (continued)

Years ended December 31, 2013, 2012 and 2011
(dollars in thousands)

	2013	2012	2011

Supplemental disclosures of cash flow information
Cash paid during the years for:
Interest	$5,659	$7,726	$12,647
Income taxes	-	250	-

Supplemental disclosures of noncash transactions
Transfer of loans to real estate acquired in settlement of loans	$6,968	$8,492	$20,656

Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	(10,648)	13,896	(3,010)
Change in deferred income taxes	4,228	(5,487)	1,189
Change in shareholders’ equity	6,420	(8,409)	1,821

Conversion of preferred stock	56,268	-	-

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary
Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 1 – Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of NewBridge Bancorp (“Bancorp” or the “Company”) and its wholly owned subsidiary NewBridge Bank (the “Bank”). The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States (“GAAP”) and conform to practices within the financial services industry. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of operations

The Bank provides a variety of financial services to individual and corporate clients in North Carolina (“NC”). On October 1, 2013, the Bank successfully completed the acquisition of Security Savings Bank, SSB of Southport, NC, a mutual savings bank with six branches serving Brunswick County. See Note 2 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K. As of December 31, 2013, the Bank operated 36 branches in Charlotte, Raleigh, the Cape Fear Region and the Piedmont Triad Region of NC. The majority of the Bank’s clients are located in Brunswick, Davidson, Forsyth, Guilford, Mecklenburg, New Hanover, Pender, Rockingham, Stokes and Wake Counties. The Bank’s primary deposit products are noninterest-bearing checking accounts, interest-bearing checking accounts, money market accounts, certificates of deposit and individual retirement accounts. Its primary lending products are commercial, real estate and consumer loans.

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, fair value of financial instruments, fair values of assets and liabilities acquired in business combinations, real estate acquired in settlement of loans, evaluating other than temporary impairment of investment securities, valuation of deferred tax assets, and pension plan assumptions.

In connection with the determination of the allowance for credit losses, the majority of the Bank’s loan portfolio consists of loans in the geographic areas cited above. The local economies of these areas depend heavily on the industrial, agricultural and service sectors. Accordingly, the ultimate collectability of a large portion of the Bank’s loan portfolio would be affected by changes in local economic conditions.

Business combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations.” Under the acquisition method, the acquiring entity in a business combination recognizes all of the acquired assets and assumed liabilities at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including identified intangible assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of earnings from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.

The acquired assets and assumed liabilities are recorded at estimated fair values. Management makes significant estimates and exercises significant judgment in accounting for business combinations. Management judgmentally assigns risk ratings to loans based on credit quality, appraisals and estimated collateral values, and estimated expected cash flows to measure fair values for loans. Real estate acquired in settlement of loans is valued based upon pending sales contracts and appraised values, adjusted for current market conditions. Core deposit intangibles are valued based on a weighted combination of the income and market approach where the income approach converts anticipated economic benefits to a present value and the market approach evaluates the market in which the asset is traded to find an indication of prices from actual transactions. Management uses quoted or current market prices to determine the fair value of investment securities. Fair values of deposits and borrowings are based on current market interest rates and are inclusive of any applicable prepayment penalties.

Cash and cash equivalents

Cash and cash equivalents include cash and due from banks and interest-bearing bank deposits. Cash and cash equivalents are defined as cash and short-term investments with maturities of three months or less at the time of acquisition.

Investment securities

Investment securities may be classified as held to maturity, available for sale or trading. The appropriate classification is initially decided at the time of purchase. Securities classified as held to maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or general economic conditions. These securities are carried at amortized cost. The sale of a security within three months of its maturity date or after the majority of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure.

Securities classified as available for sale or trading are reported as an asset on the consolidated balance sheets at their estimated fair value. As the fair value of available for sale securities changes, the changes are reported net of income tax as an element of other comprehensive income (“OCI”), except for impaired securities. When available for sale securities are sold, the unrealized gain or loss is reclassified from OCI to noninterest income. The changes in the fair values of trading securities are reported in noninterest income. Securities classified as available for sale are both equity and debt securities the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, decline in credit quality, and regulatory capital considerations.

Interest income is recognized based on the coupon rates and increased by accretion of discounts earned or decreased by the amortization of premiums paid over the contractual lives of the securities using methods that approximate the level yield method. For mortgage backed securities, estimates of prepayments are considered in the constant yield calculations.

The Company’s policy regarding other than temporary impairment of investment securities requires continuous monitoring. Individual investment securities with a fair market value that is materially less than its original cost over a continuous period of two quarters are evaluated for impairment during the subsequent quarter. The evaluation includes an assessment of both qualitative and quantitative measures to determine whether, in management’s judgment, the investment is likely to recover its original value. In evaluating whether there are any other than temporary impairment losses, management considers (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near term prospects of the issuer, (iii) the impact of changes in market interest rates, and (iv) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value and it is not more likely than not the Company would be required to sell the security.

Declines in the fair value of individual debt securities available for sale that are deemed to be other than temporary are reflected in earnings when identified. The fair value of the debt security then becomes the new cost basis. For individual debt securities where the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other than temporary decline in fair value of the debt security related to (i) credit loss is recognized in earnings, and (ii) market or other factors is recognized in other comprehensive income or loss. Credit loss is recorded if the present value of cash flows is less than amortized cost.

For individual debt securities where the Company intends to sell the security or more likely than not will not recover all of its amortized cost, the other than temporary impairment is recognized in earnings equal to the entire difference between the security’s cost basis and its fair value at the balance sheet date. For individual debt securities for which a credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized. Interest received after accruals have been suspended is recognized on a cash basis.

The Bank is required to maintain certain levels of Federal Home Loan Bank (“FHLB”) of Atlanta stock based on various criteria established by the issuer.

Loans

Interest income on loans is accrued daily using methods that approximate the effective interest method and recognized over the terms of the loans. The accrual of interest on a loan is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are placed on nonaccrual status when: (i) management has concerns relating to the ability to collect the loan principal and interest and (ii) generally when such loans are 90 days or more past due. Interest income is subsequently recognized on the cash basis only to the extent payments are received and only if the loan is well secured. Commercial loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) of interest and principal by the borrower in accordance with the contractual terms. Residential mortgage and consumer loans are typically returned to accrual status once they are no longer past due.

The acquired loans are segregated between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration based on such factors as past due status, nonaccrual status and credit risk ratings.
In determining the acquisition date fair value of purchased credit-impaired (“PCI”) loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics within the following loan categories – one to four family residential loans other than junior liens, one to four family residential junior liens, construction and land development, farm land, commercial real estate (nonowner-occupied), commercial real estate (owner-occupied), commercial and industrial, and all other loan categories. Expected cash flows at the acquisition date in excess of the fair value of loans are referred to as the “accretable yield” and recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, significant increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Accordingly, such loans are not classified as nonaccrual and they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for PCI loans and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference.

The difference between the fair value of an acquired performing loan pool and the contractual amounts due at the acquisition date (the “fair value discount”) is accreted into income over the estimated life of the pool. The Company’s policy for determining when to discontinue accruing interest on acquired performing loans and the subsequent accounting for such loans is essentially the same as the policy for originated loans described earlier.

Loan origination fees and costs

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan. Loan fees collected for the origination of loans less direct loan origination costs (net deferred loan fees) are amortized over the contractual life of the loan through interest income. If the loan has scheduled payments, the amortization of the net deferred loan fee is calculated using the interest method over the contractual life of the loan. If the loan does not have scheduled payments, such as a line of credit, the net deferred loan fee is recognized as interest income on a straight-line basis over the contractual life of the loan commitment. Commitment fees based on a percentage of a customer’s unused line of credit and fees related to standby letters of credit are recognized over the commitment period.

Troubled debt restructured loans

A troubled debt restructured (“TDR”) loan is a loan on which the Bank, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. The loan terms that have been modified or restructured due to a borrower’s financial situation include, but are not limited to, the stated interest rate; extension of the maturity or renewal of the loan at an interest rate below current market; reduction in the face amount of the debt; and reduction in the accrued interest or other amounts due from the borrower. A TDR loan is also considered impaired. Generally, a loan that is modified at an effective market rate of interest may no longer be disclosed as a TDR loan in years subsequent to the restructuring if it is not impaired based on the terms specified by the restructuring agreement.

Allowance for credit losses

Credit risk is inherent in the business of extending loans and leases to borrowers. Like other financial institutions, the Company must maintain an adequate allowance for credit losses. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when Management believes that the contractual principal or interest will not be collected. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount believed adequate to absorb probable losses on existing loans that may become uncollectable, based on evaluation of the collectability of loans and prior credit loss experience together with other factors. The Company formally re-evaluates and establishes the appropriate level of the allowance for credit losses on a quarterly basis.

The Company’s allowance for credit loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for credit losses at each reporting date. Quantitative factors include our historical loss experience, delinquency and chargeoff trends, collateral values, changes in the level of nonperforming loans and other factors. Qualitative factors include the economic condition of our operating markets, composition of the loan portfolio and the state of certain industries. Specific changes in the risk factors are based on actual loss experience, as well as perceived risk of similar groups of loans classified by collateral type, purpose and term. An internal one-year and five-year loss history are also incorporated into the allowance calculation model. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in North Carolina.

In the fourth quarter 2013, the Company implemented enhancements to the methodology for estimating the allowance for credit losses. These enhancements included several refinements to the data accumulation processes for determining the probability of default and loss given default for the various classes of loans that are more statistically sound than those previously employed. In addition, commercial risk graded loans are now segregated between those that are real estate secured and those that are not. A more robust identification of qualitative factors has also been embedded in the estimation process. Management believes these enhancements will improve the precision of the process for estimating the allowance. The revisions did not have a material impact on the allowance recorded at December 31, 2013.

While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the FDIC and state bank regulatory agencies, as an integral part of their examination processes, periodically review our subsidiary bank’s allowance for credit losses, and may require us to make additions to our allowance based on their judgment about information available to them at the time of their examinations. Management regularly reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio. The allowance consists of specific and general components. The specific allowance relates to impaired loans. In general, impaired loans include those where interest recognition has been suspended, loans that are more than 90 days delinquent but because of adequate collateral coverage, income continues to be recognized, and other loans not paying substantially according to the original contract terms. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan are lower than the carrying value of that loan, pursuant to FASB ASC 310, “Receivables.”  Loans not collateral dependent are evaluated based on the expected future cash flows discounted at the original contractual interest rate. The amount to which the present value falls short of the current loan obligation is established as a reserve for that account or charged off.

Decreases in expected cash flows of PCI loans after the acquisition date are recognized by recording an allowance for credit loss. In pools where impairment has already been recognized, an increase in cash flows will result in a reversal of prior impairment. Management analyzes these acquired loan pools using various assessments of risk to determine and calculate an expected loss. The expected loss is derived using an estimate of a loss given default based upon the collateral type and/or specific review by loan officers. Trends are reviewed in terms of traditional credit metrics such as accrual status, past due status, and weighted average risk grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the fair value mark is assessed to correlate the directional consistency of the expected loss for each pool.

Real estate acquired in settlement of loans

Real estate acquired in settlement of loans, through partial or total satisfaction of loans, is initially recorded at fair market value, less estimated costs to sell, which becomes the property’s new basis. At the date of acquisition, losses are charged to the allowance for credit losses. Expenses to maintain the property, subsequent writedowns, and gains or losses on sales of foreclosed properties are recorded as noninterest expense in the period they are incurred.

Premises and equipment

Premises and equipment are stated at cost (or at fair value for premises and equipment acquired in business combinations) less accumulated depreciation and amortization. The provision for depreciation and amortization is computed principally by the straight-line method over the estimated useful lives of the assets. Useful lives are estimated at 20 to 40 years for buildings and three to ten years for equipment. Leasehold improvements are amortized over the expected terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Expenditures for maintenance and repairs are charged to operations, and expenditures for major replacements and betterments are added to the premises and equipment accounts. The cost and accumulated depreciation of premises and equipment retired or sold are eliminated from the appropriate asset accounts at the time of retirement or sale, and the resulting gain or loss is reflected in current operations.

Goodwill and other intangible assets

Intangible assets consist of goodwill and core deposit intangibles that result from the acquisition of other banks or branches from other financial institutions. Core deposit intangibles represent the value of long-term deposit relationships acquired in these transactions. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing the reporting unit's estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill assigned to that reporting unit is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment of goodwill assigned to that reporting unit.

If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. Management has determined that the Company has one reporting unit.

The Company will evaluate the carrying value of goodwill in the fourth quarter, with its first annual test date in the fourth quarter of 2014. Additionally, should the Company's future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

Core deposit intangibles, included in goodwill and other intangibles, are amortized over the estimated useful lives of the deposit accounts acquired (generally 5 to 10  years) on either (i) the straight-line method or (ii) an accelerated basis method which reasonably approximates the anticipated benefit stream from the accounts. The estimated useful lives are periodically reviewed for reasonableness.

Bank-owned life insurance

Bank owned life insurance is stated at its cash surrender value with changes recorded in other noninterest income. The face amount of the underlying policies’ death benefits was $102.7 million and $99.8 million as of December 31, 2013 and 2012, respectively, net of split dollar arrangements with the insured individuals. There are no loans outstanding against cash surrender values, and there are no restrictions as to the use of death proceeds.

Employee benefit plans

The Company's defined benefit pension and other post retirement plans are accounted for in accordance with FASB ASC 715, “Compensation — Retirement Benefits,” which requires the Company to recognize the funded status in its statement of financial position. The calculation of the obligations and related expenses under the plans require the use of actuarial valuation methods and assumptions. Actuarial assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. See Note 17 for information regarding the defined benefit pension plan for information regarding the Company’s post retirement benefits plan. The expected costs of the plans are being expensed over the period that employees provide service.

Stock-based compensation

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

Per share data

Basic net income per share of common stock is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each year. Diluted net income per share of common stock is computed by dividing net income available to common shareholders plus any adjustments to net income related to the issuance of dilutive potential common shares, comprised of convertible preferred stock, outstanding options and warrants to purchase shares of common stock and restricted stock units, by the weighted average number of shares of common stock outstanding during each year plus the number of dilutive potential common shares.

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

Segment information

Operating segments are components of an enterprise with separate financial information available for use by the chief operating decision maker to allocate resources and to assess performance. The Company has determined that it has one significant operating segment, providing financial services through the Bank, including banking, mortgage, and investment services, to clients located principally in Brunswick, Davidson, Forsyth, Guilford, Mecklenburg, New Hanover, Pender, Rockingham, Stokes and Wake Counties in NC, and in the surrounding communities. The various products are those generally offered by community banks, and the allocation of resources is based on the overall performance of the Bank, rather than the individual branches or products.

There are no differences between the measurements used in reporting segment information and those used in the Company’s general-purpose financial statements.

Subsequent events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued.

Recent accounting pronouncements

In January 2013, the FASB issued guidance within Accounting Standards Update (“ASU”) 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in ASU 2013-01 to Topic 210, “Balance Sheet,” clarify that the scope of ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse agreements, and securities borrowing and securities lending transactions that are either offset or subject to a master netting arrangement. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this guidance did not have a material impact on the Company’s consolidated statement of income, its consolidated balance sheet, or its consolidated cash flows.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and requires the entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. This Update does not change the current requirements for reporting net income or other comprehensive income in the financial statements. For public companies, this Update became effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted the new disclosure requirements in the first quarter, 2013.

Reclassification

Certain items for 2012 and 2011 have been reclassified to conform to the 2013 presentation. Such reclassifications had no effect on net income, total assets or shareholders’ equity as previously reported.

Note 2 – Business Combinations and Acquisitions

On June 13, 2013, the Company entered into a definitive agreement to acquire Security Savings Bank, SSB, a mutual savings bank, headquartered in Southport, NC. The acquisition was completed on October 1, 2013. When Security Savings Bank, SSB merged with and into the Bank, this acquisition expanded the Bank’s coastal North Carolina presence with the addition of six branches and one loan production office in Brunswick County. No shares were issued or cash exchanged in the transaction. The following unaudited combined condensed consolidated pro forma financial information is based on the historical financial statements of the Company and its subsidiary and the historical financial statements of Security Savings Bank, SSB and has been prepared to illustrate the effects of the merger of the Bank and Security Savings Bank, SSB. The unaudited pro forma combined condensed consolidated statement of income for the year ended December 31, 2013 and the year ended December 31, 2012 give effect to the merger, accounted for under the acquisition method. Under the acquisition method, the assets and liabilities of Security Savings Bank, SSB, as of the effective date of the acquisition, are recorded at their respective fair values. For the acquisition of Security Savings Bank, SSB, estimated fair values of assets acquired and liabilities assumed are based on the information that is available, and the Company believes this information provides a reasonable basis for determining fair values. Management is currently evaluating these fair values, which are subject to revision as more detailed analyses are completed and additional information becomes available. Any changes resulting from the evaluation of these or other estimates as of the acquisition date may change the amount of the preliminary fair values recorded.

The unaudited pro forma combined condensed consolidated statement of income for the year ended December  31, 2013 has been derived from the audited financial statements of the Company and the unaudited interim financial statements of Security Savings Bank, SSB. The unaudited pro forma combined condensed consolidated statement of income for the year ended December 31, 2012 has been derived from the audited financial statements of the Company and Security Savings Bank, SSB. The unaudited pro forma combined condensed consolidated statements of income give effect to the transaction as if it had been consummated on January 1, 2012. Certain reclassifications have been made to the historical financial statements of Security Savings Bank, SSB to conform to the presentation in the Company’s consolidated financial statements.

The unaudited pro forma combined condensed consolidated financial statements should be considered together with the historical statements of the Company and Security Savings Bank, SSB, including the respective notes to those statements. The pro forma information, while helpful in illustrating the financial characteristics of the combined company under one set of assumptions, does not reflect the benefits of expected cost savings or opportunities to earn additional revenue and, accordingly, does not attempt to predict or suggest future results. It also does not necessarily reflect what the historical results of the combined company would have been had the acquisition been consummated on January 1, 2012.

The following table presents the estimated fair value of the assets acquired and the liabilities assumed as of the acquisition date (in thousands):
October 1,
2013
Fair value of assets acquired:
Cash and cash equivalents	$55,205
Investment securities	3,541
Loans held for investment	131,361
Premises and equipment	9,727
Real estate acquired in settlement of loans	4,086
Net deferred tax asset	1,945
Goodwill	4,117
Core deposit intangible	1,460
Other assets	1,790
Total assets acquired	213,232
Fair value of liabilities assumed:
Deposits	167,939
Federal Home Loan Bank borrowings	44,324
Other liabilities	969
Total liabilities assumed	213,232
Net assets acquired	$-

PCI loans acquired totaled $60.0 million at estimated fair value, and acquired performing loans totaling $71.4 million at estimated fair value were not credit impaired. The gross contractual amount receivable for PCI loans and acquired performing loans was $88.3 million and $104.0 million, respectively, as of the acquisition date. For the acquired performing loans, the best estimate at acquisition date of contractual cash flows not expected to be collected is $1.1 million. Goodwill recorded for Security Savings Bank, SSB represents future revenues to be derived, including efficiencies that will result from combining operations, and other non-identifiable intangible assets. The acquisition was a taxable transaction. No cash was paid or stock issued in the acquisition.

NewBridge Bancorp (“Bancorp”) Combined with Security Savings Bank, SSB (“SSB”)
Unaudited Pro Forma Combined Condensed Consolidated Statement of Income
For the Twelve Months Ended December 31, 20131

 (Dollars in thousands, except per share data)

	Bancorp	SSB	Reclassification		Pro Forma		Pro Forma
	Historical	Historical	Adjustments		Adjustments		Combined
Interest Income
Loans, including fees	$56,617	$6,028	$-		$(473)	[4]	$62,172
Investment securities	12,179	84	-		-		12,263
Interest-bearing bank balances	23	67	-		-		90
Total Interest Income	68,819	6,179	-		(473)		74,525

Interest Expense
Deposits	3,116	829	-		(114)	[5]	3,831
Federal Home Loan Bank borrowings	1,195	1,338	-		(891)	[6]	1,642
Other borrowings	1,332	-	-		-		1,332
Total Interest Expense	5,643	2,167	-		(1,005)		6,805
Net Interest Income	63,176	4,012	-		532		67,720
Provision for Credit Losses	2,691	-	-		-		2,691
Net Interest Income After Provision	60,485	4,012			532		65,029

Noninterest Income
Retail banking	10,228	340	-		-		10,568
Mortgage banking services	1,644	11	-		-		1,655
Wealth management services	2,570	-	-		-		2,570
Gains on sales of investment securities	736	-	-		-		736
Bank-owned life insurance	1,429	45	-		-		1,474
Other	847	152	-		-		999
Total Noninterest Income	17,454	548			-		18,002

Noninterest Expense
Personnel	32,104	2,470			-		34,574
Occupancy	4,208	788	(326)	[2]	-		4,670
Furniture and equipment	3,501	-	326	[2]	-		3,827
Technology and data processing	4,192	700	(219)	[3]	-		4,673
Legal and professional	2,683	-	219	[3]	-		2,902
FDIC insurance	1,565	567	-		-		2,132
Real estate acquired in settlement of loans	(126)	1,297	-		-		1,171
Amortization of core deposit intangibles	809	-	-		261	[7]	1,070
Merger-related expense	2,232	-	-		(302)	[8]	1,930
Other	9,216	629	-		-		9,845
Total Noninterest Expense	60,384	6,451	-		(41)		66,794
Net income (loss) before income taxes	17,555	(1,891)	-		573		16,237
Income tax expense (benefit)	(3,216)	-	-		199	[9]	(3,017)
Net Income (Loss)	20,771	(1,891)	-		374		19,254
Dividends and accretion on preferred stock	(1,854)	-	-		-		(1,854)
Net Income (Loss) available to common shareholders	$18,917	$(1,891)	$-		$374		$17,400

	Bancorp	Pro Forma
	Historical	Combined

Earnings per share
Basic	$0.71	$0.65
Diluted	$0.65	$0.60

Weighted average shares outstanding
Basic	26,643,820	26,643,820
Diluted	29,070,127	29,070,127

[1]
Bancorp completed its acquisition of SSB on October 1, 2013. The pro forma combined condensed consolidated statement of income for the twelve months ended December 31, 2013 assumes the acquisition took place as of January 1, 2012.

[2]	Reclassifies furniture and equipment expense out of occupancy expense.
[3]	Reclassifies legal and professional fees out of technology and data processing.
[4]	Reflects accretion and amortization of loan purchase accounting adjustments.
[5]	Reflects amortization of deposit premium on acquired interest-bearing deposits.
[6]	Reflects amortization of Federal Home Loan Bank borrowings purchase accounting adjustment.
[7]	Reflects amortization of core deposit intangible on the acquired core deposit accounts.
[8]	Reflects elimination of direct, incremental costs.
[9]	Reflects income tax on adjustments at the effective rate of 34.65%.

NewBridge Bancorp (“Bancorp”) Combined with Security Savings Bank, SSB (“SSB”)
Unaudited Pro Forma Combined Condensed Consolidated Statement of Income
For the Twelve Months Ended December 31, 20121

(Dollars in thousands, except per share data)

	Bancorp	SSB	Reclassification		Pro Forma		Pro Forma
	Historical	Historical	Adjustments		Adjustments		Combined
Interest Income
Loans, including fees	$57,676	$10,101	$-		$(710)	[4]	$67,067
Investment securities	13,364	271	-		-		13,635
Interest-bearing bank balances	40	133	-		-		173
Total Interest Income	71,080	10,505	-		(710)		80,875

Interest Expense
Deposits	5,135	1,813	-		(152)	[5]	6,796
Federal Home Loan Bank borrowings	1,012	1,944	-		(1,360)	[6]	1,596
Other borrowings	1,367	-	-		-		1,367
Total Interest Expense	7,514	3,757	-		(1,512)		9,759
Net Interest Income	63,566	6,748	-		802		71,116
Provision for Credit Losses	35,893	1,113	-		-		37,006
Net Interest Income After Provision	27,673	5,635			802		34,110

Noninterest Income
Retail banking	9,739	602	-		-		10,341
Mortgage banking services	2,636	37	-		-		2,673
Wealth management services	2,349	-	-		-		2,349
Gains on sales of investment securities	3	-	-		-		3
Bank-owned life insurance	1,494	56	-		-		1,550
Other	667	30	-		-		697
Total Noninterest Income	16,888	725			-		17,613

Noninterest Expense
Personnel	29,354	4,092			-		33,446
Occupancy	5,171	1,351	(589)	[2]	-		5,933
Furniture and equipment	3,335	-	589	[2]	-		3,924
Technology and data processing	4,063	1,063	(414)	[3]	-		4,712
Legal and professional	3,029	-	414	[3]	-		3,443
FDIC insurance	1,770	888	-		-		2,658
Real estate acquired in settlement of loans	15,726	5,444	-		-		21,170
Amortization of core deposit intangibles	726	-	-		417	[7]	1,143
Other	9,239	973	-		-		10,212
Total Noninterest Expense	72,413	13,811	-		417		86,641
Net income (loss) before income taxes	(27,852)	(7,451)	-		385		(34,918)
Income tax expense (benefit)	(2,598)	(4)	-		173	[8]	(2,429)
Net Income (Loss)	(25,254)	(7,447)	-		212		(32,489)
Dividends and accretion on preferred stock	(2,918)	-	-		-		(2,918)
Net Income (Loss) available to common shareholders	$(28,172)	$(7,447)	$-		$212		$(35,407)

	Bancorp	Pro Forma
	Historical	Combined

Earnings per share
Basic	$(1.80)	$(2.26)
Diluted	$(1.80)	$(2.26)

Weighted average shares outstanding
Basic	15,655,868	15,655,868
Diluted	15,655,868	15,655,868

[1]
Bancorp completed its acquisition of SSB on October 1, 2013. The pro forma combined condensed consolidated statement of income for the twelve months ended December 31, 2012 assumes the acquisition took place as of January 1, 2012.

[2]	Reclassifies furniture and equipment expense out of occupancy expense.
[3]	Reclassifies legal and professional fees out of technology and data processing.
[4]	Reflects accretion and amortization of loan purchase accounting adjustments.
[5]	Reflects amortization of deposit premium on acquired interest-bearing deposits.
[6]	Reflects amortization of Federal Home Loan Bank borrowings purchase accounting adjustment.
[7]	Reflects amortization of core deposit intangible on the acquired core deposit accounts.
[8]	Reflects income tax on adjustments at the effective rate of 45.00%.

On November 1, 2013, the Company entered into a definitive agreement to acquire  CapStone Bank (“CapStone”), a commercial bank headquartered in Raleigh, NC, with four branches and $382 million in assets as of December 31, 2013. The Company anticipates that the acquisition will be effected in the second quarter of 2014, subject to regulatory and shareholder approval. Under the terms of the Agreement and Plan of Combination, CapStone’s shareholders will receive 2.25 shares of the Company’s common stock for each share of CapStone common stock, or approximately 8.1 million shares of its common stock for an aggregate purchase price of $59.9 million, based on the recent trading range of the Company’s common stock.

Merger-related expense in 2013 totaled $2.2 million. These costs are recorded as noninterest expense as incurred. There were no merger-related expenses in 2012 or 2011. The components of merger-related expense for 2013 are as follows (dollars in thousands):

Personnel	$337
Furniture and equipment	22
Technology and data processing	1,115
Legal and professional	456
Marketing	11
Stationery, printing and supplies	148
Travel, dues and subscriptions	71
Other	72
Total merger-related expense	$2,232

Note 3 – Restriction on cash and due from banks

The Bank’s gross reserve requirement with the Federal Reserve Bank of Richmond was $1.8 million and $7.3 million at December 31, 2013 and December 31, 2012, respectively. Due to vault cash that exceeded the gross reserve requirement, the balance to be maintained with the Federal Reserve Bank of Richmond was zero at both year ends.

Note 4 – Investment securities

Investment securities at December 31 consist of the following (in thousands):

	December 31, 2013 – Securities Available for Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government agency securities	$49,094	$-	$(4,562)	$44,532
Agency mortgage backed securities	14,217	1,261	-	15,478
Collateralized mortgage obligations	6,611	163	-	6,774
Commercial mortgage backed securities	38,367	1,123	(102)	39,388
Corporate bonds	105,772	4,066	(572)	109,266
Covered bonds	49,937	2,924	(233)	52,628
State and municipal obligations	15,836	161	(301)	15,696
Total debt securities	279,834	9,698	(5,770)	283,762
Federal Home Loan Bank stock	9,988	-	-	9,988
Other equity securities	7,672	596	(469)	7,799
Total	$297,494	$10,294	$(6,239)	$301,549

	December 31, 2012 – Securities Available for Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities	$10,000	$-	$-	$10,000
U.S. government agency securities	67,090	72	(125)	67,037
Agency mortgage backed securities	21,607	2,153	-	23,760
Collateralized mortgage obligations	10,417	254	(3)	10,668
Commercial mortgage backed Securities	43,046	2,318	(82)	45,282
Corporate bonds	150,589	5,742	(844)	155,487
Covered bonds	44,924	3,694	-	48,618
State and municipal obligations	17,978	734	-	18,712
Total debt securities	365,651	14,967	(1,054)	379,564
Federal Home Loan Bank stock	7,685	-	-	7,685
Other equity securities	5,775	791	-	6,566
Total	$379,111	$15,758	$(1,054)	$393,815

	December 31, 2013 – Securities Held to Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government agency securities	$28,729	$-	$(1,920)	$26,809
Agency mortgage backed securities	32,439	171	(34)	32,576
Corporate bonds	5,000	-	-	5,000
State and municipal obligations	1,149	-	(95)	1,054
Total	$67,317	$171	$(2,049)	$65,439

The aggregate cost of the Company’s investment in FHLB stock totaled $9,988,000 at December 31, 2013. Because of the redemption provisions of this stock, the Company estimates that the fair value equals the cost of this investment and that it is not impaired.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2013 and 2012. There were 45 securities in an unrealized loss position at December 31, 2013, compared to 16 securities in an unrealized loss position at December 31, 2012. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. As of December 31, 2013, management of the Company does not have the intent to sell any of the securities classified as available for sale in an unrealized loss position and believes that it is more likely than not that it will not be necessary to sell any such securities before a recovery of cost; therefore, since none of the unrealized losses are material relative to the specific securities and do not relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

2013	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(In thousands)
Investment securities:
U.S. government agency securities	$37,203	$(2,544)	$34,138	$(3,938)	$71,341	$(6,482)
Agency mortgage backed securities	5,439	(34)	-	-	5,439	(34)
Commercial mortgage backed securities	3,134	(84)	1,875	(18)	5,009	(102)
Corporate bonds	19,794	(312)	8,240	(260)	28,034	(572)
Covered bonds	4,745	(233)	-	-	4,745	(233)
State and municipal obligations	7,859	(396)	-	-	7,859	(396)
Equity securities	1,428	(469)	-	-	1,428	(469)
Total temporarily impaired securities	$79,602	$(4,072)	$44,253	$(4,216)	$123,855	$(8,288)

2012	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(In thousands)
Investment securities:
U.S. government agency securities	$33,763	$(125)	$-	$-	$33,763	$(125)
Collateralized mortgage obligations	-	-	1,260	(3)	1,260	(3)
Commercial mortgage backed securities	3,613	(82)	-	-	3,613	(82)
Corporate bonds	2,481	(19)	19,161	(825)	21,642	(844)
Total temporarily impaired securities	$39,857	$(226)	$20,421	$(828)	$60,278	$(1,054)

The amortized cost and estimated market value of debt securities at December 31, 2013, by contractual maturities, are shown in the accompanying schedule (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage backed securities have been included in maturity groupings based on the contractual maturity.

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$-	$-
Due after one through five years	100,449	106,072
Due after five through ten years	144,386	138,738
Due after ten years	102,316	104,391
Total debt securities	$347,151	$349,201

There were no maturities of held to maturity securities in 2013, 2012 or 2011. A recap of the maturities and sales of available for sale securities follows (in thousands):

	Years Ended December 31
	2013	2012	2011
Proceeds from maturities	$55,465	$131,400	$-
Proceeds from sales	65,711	6,724	41,235
Gross realized gains	791	3	2,026
Gross realized losses	(55)	-	-

During 2013, the Company sold $64,976,000 of investments for a net gain of $736,000. During 2012, the Company sold $6,721,000 of investments for a gain of $3,000. Investment securities of $39,209,000 were sold during 2011, for a gain of $2,026,000.

Investment securities with amortized costs of approximately $106,163,000 and $94,612,000 and market values of approximately $101,091,000 and $97,419,000 as of December 31, 2013 and 2012, respectively, were pledged to secure public deposits and for other purposes. The Bank has obtained $50,000,000 in letters of credit, which are used in lieu of securities to pledge against public deposits.

Note 5 – Loans

Loans are summarized as follows (in thousands):

	December 31, 2013			December 31, 2012
	Loans –
	Excluding	PCI	Total	Total
	PCI	Loans	Loans	Loans
Secured by owner-occupied nonfarm nonresidential properties	$290,953	$12,023	$302,976	$247,628
Secured by other nonfarm nonresidential properties	234,355	4,707	239,062	186,864
Other commercial and industrial	113,620	782	114,402	110,850
Total Commercial	638,928	17,512	656,440	545,342

Construction loans – 1 to 4 family residential	20,582	-	20,582	13,206
Other construction and land development	90,575	4,239	94,814	62,460
Total Real estate – construction	111,157	4,239	115,396	75,666

Closed-end loans secured by 1 to 4 family residential properties	334,127	24,205	358,332	277,820
Lines of credit secured by 1 to 4 family residential Properties	205,524	7,588	213,112	200,465
Loans secured by 5 or more family residential properties	38,735	-	38,735	23,116
Total Real estate – mortgage	578,386	31,793	610,179	501,401

Credit cards	7,659	-	7,659	7,610
Other revolving credit plans	8,520	9	8,529	9,018
Other consumer loans	7,787	2,462	10,249	10,263
Total Consumer	23,966	2,471	26,437	26,891

All other loans	8,251	-	8,251	6,121
Total Other	8,251	-	8,251	6,121

Total loans	$1,360,688	$56,015	$1,416,703	$1,155,421

As of December 31, 2013 and December 31, 2012, loans totaling approximately $517,108,000 and $478,002,000, respectively, were pledged to secure the lines of credit with the FHLB and the Federal Reserve Bank of Richmond.

Nonperforming assets include nonaccrual loans, restructured loans, and real estate acquired in settlement of loans. Nonperforming assets are summarized as follows (in thousands):

	December 31
	2013	2012
Commercial nonaccrual loans, not restructured	$2,542	$11,119
Commercial nonaccrual loans, restructured	294	1,788
Non-commercial nonaccrual loans, not restructured	3,680	4,263
Non-commercial nonaccrual loans, restructured	391	342
Total nonaccrual loans	6,907	17,512
Troubled debt restructured, accruing	2,491	3,804
Total nonperforming loans	9,398	21,316
Real estate acquired in settlement of loans	8,025	5,355
Total nonperforming assets	$17,423	$26,671

Restructured loans, performing(1)	$2,166	$1,220
Loans past due 90 days or more and still accruing(2)	$2,887	$44

(1) Loans restructured in a previous year without an interest rate concession or forgiveness of debt that are performing in accordance with their modified terms.
 (2) Loans past due 90 days or more and still accruing includes $2,834 and $0 of PCI loans as of December 31, 2013 and 2012, respectively.

Commitments to lend additional funds to borrowers whose loans have been restructured are not material at December 31, 2013 or 2012.

The aging of loans is summarized in the following table (in thousands):

Loans – Excluding PCI
December 31, 2013	30-89 days	90+ days	Nonaccrual	Total past due		Total loans
	past due	past due	Loans	+ nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$1,170	$-	$1,948	$3,118	$287,835	$290,953
Secured by other nonfarm nonresidential properties	256	-	745	1,001	233,354	234,355
Other commercial and industrial	22	-	143	165	113,455	113,620
Total Commercial	1,448	-	2,836	4,284	634,644	638,928

Construction loans – 1 to 4 family residential	231	-	-	231	20,351	20,582
Other construction and land development	368	-	719	1,087	89,488	90,575
Total Real estate – construction	599	-	719	1,318	109,839	111,157

Closed-end loans secured by 1 to 4 family residential properties	4,691	41	2,326	7,058	327,069	334,127
Lines of credit secured by 1 to 4 family residential Properties	1,825	-	899	2,724	202,800	205,524
Loans secured by 5 or more family residential properties	951	-	-	951	37,784	38,735
Total Real estate – mortgage	7,467	41	3,225	10,733	567,653	578,386

Credit cards	92	12	-	104	7,555	7,659
Other revolving credit plans	37	-	102	139	8,381	8,520
Other consumer loans	229	-	25	254	7,533	7,787
Total Consumer	358	12	127	497	23,469	23,966

All other loans	-	-	-	-	8,251	8,251
Total Other	-	-	-	-	8,251	8,251

Total loans	$9,872	$53	$6,907	$16,832	$1,343,856	$1,360,688

PCI Loans
December 31, 2013	30-89 days	90+ days	Nonaccrual	Total past due		Total loans
	past due	past due	Loans	+ nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$95	$-	$-	$95	$11,928	$12,023
Secured by other nonfarm nonresidential properties	-	222	-	222	4,485	4,707
Other commercial and industrial	15	13	-	28	754	782
Total Commercial	110	235	-	345	17,167	17,512

Construction loans – 1 to 4 family residential	-	-	-	-	-	-
Other construction and land development	181	79	-	260	3,979	4,239
Total Real estate – construction	181	79	-	260	3,979	4,239

Closed-end loans secured by 1 to 4 family residential properties	2,484	1,634	-	4,118	20,087	24,205

Lines of credit secured by 1 to 4 family residential Properties	132	795	-	927	6,661	7,588
Loans secured by 5 or more family residential properties	-	-	-	-	-	-
Total Real estate – mortgage	2,616	2,429	-	5,045	26,748	31,793
Credit cards	-	-	-	-	-	-
Other revolving credit plans	-	1	-	1	8	9
Other consumer loans	95	90	-	185	2,277	2,462
Total Consumer	95	91	-	186	2,285	2,471

All other loans	-	-	-	-	-	-
Total Other	-	-	-	-	-	-

Total loans	$3,002	$2,834	$-	$5,836	$50,179	$56,015

Total Loans
December 31, 2013	30-89 days	90+ days	Nonaccrual	Total past due		Total loans
	past due	past due	Loans	+ nonaccrual	Current	receivable
Secured by owner-occupied nonfarm nonresidential properties	$1,265	$-	$1,948	$3,213	$299,763	$302,976
Secured by other nonfarm nonresidential properties	256	222	745	1,223	237,839	239,062
Other commercial and industrial	37	13	143	193	114,209	114,402
Total Commercial	1,558	235	2,836	4,629	651,811	656,440

Construction loans – 1 to 4 family residential	231	-	-	231	20,351	20,582
Other construction and land development	549	79	719	1,347	93,467	94,814
Total Real estate – construction	780	79	719	1,578	113,818	115,396

Closed-end loans secured by 1 to 4 family residential properties	7,175	1,675	2,326	11,176	347,156	358,332
Lines of credit secured by 1 to 4 family residential Properties	1,957	795	899	3,651	209,461	213,112
Loans secured by 5 or more family residential properties	951	-	-	951	37,784	38,735
Total Real estate – mortgage	10,083	2,470	3,225	15,778	594,401	610,179

Credit cards	92	12	-	104	7,555	7,659
Other revolving credit plans	37	1	102	140	8,389	8,529
Other consumer loans	324	90	25	439	9,810	10,249
Total Consumer	453	103	127	683	25,754	26,437

All other loans	-	-	-	-	8,251	8,251
Total Other	-	-	-	-	8,251	8,251

Total loans	$12,874	$2,887	$6,907	$22,668	$1,394,035	$1,416,703

Loans
December 31, 2012	30-89 days	90+ days	Nonaccrual	Total past due		Total loans
	past due	past due	Loans	+ nonaccrual	Current	receivable
Secured by owner-occupied nonfarm nonresidential properties	$1,985	$-	$4,544	$6,529	$241,099	$247,628
Secured by other nonfarm nonresidential properties	1,034	-	1,560	2,594	184,270	186,864
Other commercial and industrial	711	-	94	805	110,045	110,850
Total Commercial	3,730	-	6,198	9,928	535,414	545,342

Construction loans – 1 to 4 family residential	-	-	270	270	12,936	13,206
Other construction and land development	525	-	2,259	2,784	59,676	62,460
Total Real estate – construction	525	-	2,529	3,054	72,612	75,666

Closed-end loans secured by 1 to 4 family residential properties	4,436	-	5,243	9,679	268,141	277,820

Lines of credit secured by 1 to 4 family residential Properties	2,666	-	1,136	3,802	196,663	200,465
Loans secured by 5 or more family residential properties	120	-	2,146	2,266	20,850	23,116
Total Real estate – mortgage	7,222	-	8,525	15,747	485,654	501,401

Credit cards	78	44	-	122	7,488	7,610
Other revolving credit plans	85	-	112	197	8,821	9,018
Other consumer loans	446	-	148	594	9,669	10,263
Total Consumer	609	44	260	913	25,978	26,891

All other loans	-	-	-	-	6,121	6,121
Total Other	-	-	-	-	6,121	6,121

Total loans	$12,086	$44	$17,512	$29,642	$1,125,779	$1,155,421

Loans specifically identified and individually evaluated for impairment totaled $5.9 million and $16.4 million at December 31, 2013 and December 31, 2012, respectively. Included in these balances were $5.3 million and $7.2 million, respectively, of loans classified as TDR loans. A modification of a loan’s terms constitutes a TDR if the Company grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. For loans classified as TDR loans, the Company further evaluates the loans as performing or nonperforming. Nonperforming TDR loans originally classified as nonaccrual are able to be reclassified as accruing if, subsequent to restructure, they experience six consecutive months of payment performance according to the restructured terms.

Modifications of terms for loans and their inclusion as TDR loans are based on individual facts and circumstances. Loan modifications that are included as TDR loans may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal payments, regardless of the period of the modification. The loans included in all loan classes as TDR loans at December 31, 2013 had either an interest rate modification or a deferral of one or more principal payments, which the Company considers are concessions. All loans designated as TDR loans were modified due to financial difficulties experienced by the borrower. At December 31, 2013, the Company had $2,166,000 of TDR loans which were restructured in a previous year without an interest rate concession or forgiveness of debt and are performing in accordance with their modified terms and are therefore excluded from nonperforming status.

The Company monitors the performance of modified loans on an ongoing basis. Loans retain their accrual status at the time of their modification. As a result, if a loan is on nonaccrual at the time it is modified, it stays as nonaccrual, and if a loan is on accrual at the time of the modification, it generally stays on accrual. A modified loan will be reclassified to nonaccrual if the loan becomes 90 days delinquent or other weaknesses are observed which make collection of principal and interest unlikely. A loan on nonaccrual may be reclassified to accrual status following an evaluation and having experienced at least six consecutive months of payment performance in accordance with the restructured terms. All TDR loans are considered impaired.

The total number of loans that are TDR loans and the total outstanding recorded investment in TDR loans as of December 31 for the three years 2013, 2012, and 2011 are reflected in the table below (dollars in thousands):

2013		2012		2011
Number	Outstanding	Number	Outstanding	Number	Outstanding
of	Recorded	of	Recorded	of	Recorded
Loans	Investment	Loans	Investment	Loans	Investment

29	$5,342	36	$7,154	59	$20,021

The following tables provide information about TDR loans identified during the current and prior year (in thousands, except number of contracts):

	Modifications for the year ended			Modifications for the year ended
	December 31, 2013			December 31, 2012
			Post-			Post-
		Pre-Modification	Modification		Pre-Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Troubled Debt Restructurings:
Commercial	2	$874	$407	10	$8,063	$6,378
Real estate – construction	1	460	460	3	321	309
Real estate – mortgage	3	323	323	5	747	763
Total	6	$1,657	$1,190	18	$9,131	$7,450

Six loans were modified and classified as TDR loans during 2013. One of the commercial loan modifications involved an interest rate concession, and two of the real estate - mortgage loan modifications involved deferrals of principal payments. The remaining modifications each involved an extension of the term of the loan. A TDR loan is considered to be in default if it is 90 days or more past due at the end of any month during the reporting period.

The following table provides information about TDR loans restructured in the previous 12 months that subsequently defaulted during the current and prior year (in thousands, except number of contracts):

	Defaults during the year ended		Defaults during the year ended
	December 31, 2013		December 31, 2012
	Number		Number
	of	Recorded	of	Recorded
	Contracts	Investment	Contracts	Investment
TDR Defaults:
Commercial	-	$-	3	$914
Real estate – mortgage	-	-	1	117
Total	-	$-	4	$1,031

Interest is not typically accrued on impaired loans, as they are normally in nonaccrual status. However, interest is accrued on performing TDR loans, and interest may be accrued in certain circumstances on nonperforming TDR loans, such as those that have an interest rate concession but are otherwise performing. Interest income on performing or nonperforming accruing TDR loans is recognized consistent with any other accruing loan. When a loan goes into nonaccrual status, any accrued interest is reversed out of interest income. If a nonaccrual loan is later returned to accruing status, future interest income is recognized on a method that approximates the effective yield to maturity based on the recorded amount of the loan. There are $2.5 million in nonperforming TDR loans at December 31, 2013, compared to $3.8 million at December 31, 2012, that are considered impaired and are accruing. The following table shows interest income recognized and received on these nonperforming TDR loans for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012
	Recognized	Received	Recognized	Received
Interest Income:
Commercial	$28	$29	$108	$85
Real estate – construction	3	3	16	12
Real estate – mortgage	85	77	113	107
Consumer	-	-	2	2
Total	$116	$109	$239	$206

The Bank’s policy for impaired loan accounting subjects all loans to impairment recognition; however, loans with total credit exposure of less than $500,000, other than TDR loans which are all evaluated individually, are not evaluated on an individual basis for level of impairment. The Bank generally considers loans 90 days or more past due, all nonaccrual loans and all TDR loans to be impaired.

Loans specifically identified and evaluated for level of impairment totaled $5.9 million and $16.4 million at December 31, 2013 and December 31, 2012, respectively, as displayed in the following tables (in thousands).

	Impaired Loans
		Unpaid		Average	YTD Interest
	Recorded	Principal	Specific	Recorded	Income
	Balance	Balance	Allowance	Investment	Recognized
At December 31, 2013
Loans without a specific valuation allowance
Commercial	$1,210	$1,246	$-	$1,261	$30
Real estate – construction	480	480	-	514	34
Real estate – mortgage	338	369	-	358	7
Consumer	-	-	-	-	-
Total	2,028	2,095	-	2,133	71

Loans with a specific valuation allowance
Commercial	738	846	68	747	42
Real estate – construction	152	152	8	189	12
Real estate – mortgage	2,961	2,961	696	3,025	107
Consumer	-	-	-	-	-
Total	3,851	3,959	772	3,961	161

Total impaired loans
Commercial	1,948	2,092	68	2,008	72
Real estate – construction	632	632	8	703	46
Real estate – mortgage	3,299	3,330	696	3,383	114
Consumer	-	-	-	-	-
Total	$5,879	$6,054	$772	$6,094	$232

	Impaired Loans
		Unpaid		Average	YTD Interest
	Recorded	Principal	Specific	Recorded	Income
	Balance	Balance	Allowance	Investment	Recognized
At December 31, 2012
Loans without a specific valuation allowance
Commercial	$4,013	$5,779	$-	$4,190	$211
Real estate – construction	1,940	2,681	-	2,856	15
Real estate – mortgage	5,066	5,746	-	5,415	252
Consumer	-	-	-	-	-
Total	11,019	14,206	-	12,461	478

Loans with a specific valuation allowance
Commercial	2,618	2,762	564	3,432	123
Real estate – construction	64	64	36	65	4
Real estate – mortgage	2,681	2,765	941	2,848	85
Consumer	18	18	18	13	1
Total	5,381	5,609	1,559	6,358	213

Total impaired loans
Commercial	6,631	8,541	564	7,622	334
Real estate – construction	2,004	2,745	36	2,921	19
Real estate – mortgage	7,747	8,511	941	8,263	337
Consumer	18	18	18	13	1
Total	$16,400	$19,815	$1,559	$18,819	$691

The balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on the reserving method for the years ended December 31, 2013 and 2012 were as follows:

		Real Estate -	Real Estate -			Total
Allowance for credit losses:	Commercial	Construction	Mortgage	Consumer	Other	Allowance
December 31, 2013
Individually evaluated for impairment	$68	$8	$696	$-	$-	$772
Collectively evaluated for impairment	9,684	5,029	7,742	1,153	170	23,778
Purchased credit-impaired	-	-	-	-	-	-
Total ending allowance	$9,752	$5,037	$8,438	$1,153	$170	$24,550
December 31, 2012
Individually evaluated for impairment	$564	$36	$941	$18	$-	$1,559
Collectively evaluated for impairment	10,784	5,717	7,805	763	2	25,071
Total ending allowance	$11,348	$5,753	$8,746	$781	$2	$26,630

		Real Estate -	Real Estate -			Total
Recorded investment in loans:	Commercial	Construction	Mortgage	Consumer	Other	Loans
December 31, 2013
Individually evaluated for impairment	$1,948	$632	$3,299	$-	$-	$5,879
Collectively evaluated for impairment	636,980	110,525	575,087	23,966	8,251	1,354,809
Purchased credit-impaired	17,512	4,239	31,793	2,471	-	56,015
Total recorded investment in loans	$656,440	$115,396	$610,179	$26,437	$8,251	$1,416,703
December 31, 2012
Individually evaluated for impairment	$6,631	$2,004	$7,747	$18	$-	$16,400
Collectively evaluated for impairment	538,711	73,662	493,654	26,873	6,121	1,139,021
Total recorded investment in loans	$545,342	$75,666	$501,401	$26,891	$6,121	$1,155,421

The Bank’s policy for calculating and assigning specific reserves is applicable to all loans except for groups of smaller balance homogeneous loans such as credit card, residential mortgage and consumer loans in which impairment is collectively evaluated. The Bank generally considers loans 90 days or more past due and all nonaccrual loans to be impaired.

Management follows a loan review program designed to evaluate the credit risk in its loan portfolio. Sample selection is a combination of random selection and targeted selection based on total credit exposure and identified risk factors. The Internal Loan Review Department consists of qualified personnel knowledgeable in lending practices, bank policies and procedures and relevant laws and regulations. Internal Loan Review along with lending personnel utilize a system of nine risk grades in assessing and identifying the risk in the loan portfolio. The nine risk grades are minimal risk, low risk, low to moderate risk, moderate risk, pre-watch, special mention, substandard, doubtful, and loss. Through this loan review process, the Bank maintains an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. As a result of this process, certain loans are categorized as pass, special mention, substandard, or doubtful as described below, and reserves are allocated based on management’s judgment and historical experience. The Management Credit Committee, consisting of the Chief Credit Officer, Chief Commercial Credit Officer, Senior Credit Officers, and the Loan Review Manager perform a monthly high level review of new and renewed production.

Pass – These loans are loans that have been assigned to one of the first five risk grades: minimal risk, low risk, low to moderate risk, moderate risk, or pre-watch.

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

The following table summarizes, by internally assigned risk grade, the risk grade for loans for which the Bank has assigned a risk grade (in thousands).  The remainder of the loan portfolio consists of non risk graded homogeneous types of loans. The following table reflects $33.1 million of PCI loans at December 31, 2013, resulting from the acquisition of Security Savings Bank, SSB on October 1, 2013. Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered credit impaired. Loans – Excluding PCI at December 31, 2013, includes $12.0 million of loans from the acquisition that are not credit impaired.

	December 31
	2013					2012
Loans –		Special	Sub-				Special	Sub-
excluding PCI	Pass	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$592,221	$30,962	$15,044	$302	$638,529	$506,849	$27,600	$30,160	$98	$564,707
Real estate – construction	82,483	8,628	2,288	-	93,399	48,029	9,744	5,422	182	63,377
Real estate – mortgage	84,999	4,243	5,168	-	94,410	54,459	6,530	6,740	32	67,761
Consumer	-	-	-	-	-	-	-	-	-	-
Other	7,373	-	-	-	7,373	4,918	-	619	-	5,537
Total	$767,076	$43,833	$22,500	$302	$833,711	$614,255	$43,874	$42,941	$312	$701,382

	December 31
	2013					2012
		Special	Sub-				Special	Sub-
PCI loans	Pass(1)	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$5,451	$4,831	$7,031	$135	$17,448	$-	$-	$-	$-	$-
Real estate – construction	1,568	1,743	731	198	4,240	-	-	-	-	-
Real estate – mortgage	2,811	2,361	5,739	499	11,410	-	-	-	-	-
Consumer	2	1	-	-	3	-	-	-	-	-
Other	-	-	-	-	-	-	-	-	-	-
Total	$9,832	$8,936	$13,501	$832	$33,101	$-	$-	$-	$-	$-

	December 31
	2013					2012
		Special	Sub-				Special	Sub-
Total loans	Pass	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$597,672	$35,793	$22,075	$437	$655,977	$506,849	$27,600	$30,160	$98	$564,707
Real estate – construction	84,051	10,371	3,019	198	97,639	48,029	9,744	5,422	182	63,377
Real estate – mortgage	87,810	6,604	10,907	499	105,820	54,459	6,530	6,740	32	67,761
Consumer	2	1	-	-	3	-	-	-	-	-
Other	7,373	-	-	-	7,373	4,918	-	619	-	5,537
Total	$776,908	$52,769	$36,001	$1,134	$866,812	$614,255	$43,874	$42,941	$312	$701,382

(1) PCI loans in the Pass category are in the pre-watch risk grade, which is the lowest risk grade in the Pass category.

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

In the fourth quarter of 2013, the Company implemented enhancements to the methodology for estimating the allowance for credit losses. These enhancements included several refinements to the data accumulation processes for determining the probability of default and loss given default for the various classes of loans that are more statistically sound than those previously employed. In addition, commercial risk graded loans are now segregated between those that are real estate secured and those that are not. A more robust identification of qualitative factors has also been embedded in the estimation process. Management believes these enhancements will improve the precision of the process for estimating the allowance. The revisions did not have a material impact on the allowance recorded at December 31, 2013.

Management believes the allowance for credit losses of $24.5 million at December 31, 2013 is adequate to cover probable inherent losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that credit losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting future operating results of the Bank.

An analysis of the changes in the allowance for credit losses follows (in thousands):

	Beginning	Charge			Ending
	Balance	Offs	Recoveries	Provision	Balance
December 31, 2013
Loans – excluding PCI
Commercial	$11,348	$2,212	$1,260	$(644)	$9,752
Real estate – construction	5,753	1,308	496	96	5,037
Real estate – mortgage	8,746	3,552	1,544	1,700	8,438
Consumer	781	1,116	389	1,099	1,153
Other	2	338	66	440	170
Total	$26,630	$8,526	$3,755	$2,691	$24,550

PCI loans
Commercial	$-	$-	$-	$-	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$-	$-	$-	$-

Total loans
Commercial	$11,348	$2,212	$1,260	$(644)	$9,752
Real estate – construction	5,753	1,308	496	96	5,037
Real estate – mortgage	8,746	3,552	1,544	1,700	8,438
Consumer	781	1,116	389	1,099	1,153
Other	2	338	66	440	170
Total	$26,630	$8,526	$3,755	$2,691	$24,550

December 31, 2012
Commercial	$8,526	$17,306	$879	$19,249	$11,348
Real estate – construction	6,467	8,774	423	7,637	5,753
Real estate – mortgage	11,953	13,337	766	9,364	8,746
Consumer	1,866	1,191	314	(208)	781
Other	32	3	122	(149)	2
Total	$28,844	$40,611	$2,504	$35,893	$26,630

December 31, 2011
Commercial	$9,952	$5,045	$495	$3,124	$8,526
Real estate – construction	6,865	3,985	534	3,053	6,467
Real estate – mortgage	9,056	6,822	443	9,276	11,953
Consumer	2,827	1,358	362	35	1,866
Other	52	1,387	70	1,297	32
Total	$28,752	$18,597	$1,904	$16,785	$28,844

Determining the fair value of PCI loans at acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected to be collected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of previously established allowance for credit losses from the acquired company.

In conjunction with the acquisition of Security Savings Bank, SSB on October 1, 2013, the PCI loan portfolio was accounted for at fair value as follows (dollars in thousands):

October 1, 2013

Contractual principal and interest at acquisition	$88,335
Nonaccretable difference	(13,552)
Expected cash flows at acquisition	74,783
Accretable yield	(15,147)
Basis in PCI loans at acquisition – estimated fair value	$59,636

A summary of changes in the accretable yield for PCI loans for the twelve months ended December 31, 2013 follows (in thousands):

Twelve Months Ended December 31, 2013

Accretable yield, beginning of period	$-
Additions	15,147
Accretion	(685)
Reclassification of nonaccretable difference due to improvement in expected cash flows	-
Other changes, net	-
Accretable yield, end of period	$14,462

Note 6 – Premises and equipment

The following is a summary of premises and equipment (in thousands):

	December 31
	2013	2012
Land	$17,617	$13,404
Buildings	25,370	21,047
Equipment	27,887	27,481
Leasehold improvements	2,469	1,902
Premises and equipment, total cost	73,343	63,834
Less, accumulated depreciation	29,094	28,264
Premises and equipment, net	$44,249	$35,570

Depreciation and amortization expense amounting to $2,999,000, $2,796,000 and $3,044,000, for the years ended December 31, 2013, 2012, and 2011, respectively, is included in occupancy expense and furniture and equipment expense in the consolidated statements of income.

Note 7 – Deposits

The aggregate amount of certificates of deposit of $100,000 or more was approximately $273,544,000 and $172,675,000 at December 31, 2013 and 2012, respectively. The accompanying table presents the scheduled maturities of total time deposits at December 31, 2013 (in thousands).

Years ending December 31,

2014	$389,200
2015	38,810
2016	14,250
2017	5,164
2018	4,431
Thereafter	11
Total time deposits	$451,866

Note 8 – Short-term borrowings and long-term debt

The following is a schedule of short-term borrowings and long-term debt (in thousands, except percentages):

					Maximum
	Balance	Interest Rate		Average	Outstanding
	as of	as of	Average	Interest	at Any
	December 31	December 31	Balance	Rate	Month End
2013
Federal funds purchased and repurchase agreements	$34,000	2.81%	$22,999	3.77%	$34,000
Junior subordinated notes	25,774	1.71%	25,774	1.76%	25,774
FHLB borrowings	170,000	0.58%	120,136	0.99%	170,000
Total	$229,774		$168,909		$229,474

2012
Federal funds purchased and repurchase agreements	$21,000	4.03%	$21,104	4.01%	$22,000
Federal Reserve Bank borrowings	-	N/A	79	0.75%	-
Junior subordinated notes	25,774	1.77%	25,774	1.96%	25,774
FHLB borrowings	113,000	0.94%	79,941	1.27%	125,700
Total	$159,774		$126,898		$173,474

At December 31, 2013, the Bank had a $360,170,000 line of credit with the FHLB of Atlanta under which $220,000,000 was used. The amounts used consist of $170,000,000 in regular FHLB advances and a $50,000,000 letter of credit which the Bank uses as collateral securing deposits from municipalities. This line of credit is secured with FHLB stock, investment securities, qualifying residential one to four family first mortgage loans, qualifying multi-family first mortgage loans, qualifying commercial real estate loans, and qualifying home equity lines of credit and second mortgage loans. Based upon collateral pledged, as of December 31, 2013, the borrowing capacity under this line was $311,259,000, with $91,259,000 million available to be borrowed. In addition to the credit line at the FHLB of Atlanta, the Bank has borrowing capacity at the Federal Reserve Bank totaling $3,900,000, and has federal funds lines of $30,000,000 of which $13,000,000 was outstanding at December 31, 2013.

Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank.  Retail repurchase agreements represent short-term borrowings by the Bank, with overnight maturities collateralized by securities issued by the United States Government or its agencies.

The Bank sold securities under an agreement to repurchase (a “wholesale repurchase agreement”) in 2006. This $21,000,000 transaction has a maturity date in 2016, became callable after one year, and has quarterly calls thereafter at a fixed rate of 4.03%. The investment securities serving as collateral for this borrowing had a market value of approximately $25,556,000 at December 31, 2013. In 2007, the Bank entered into a $15,000,000 wholesale repurchase agreement, which was repaid in June, 2011.

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

The maturities of short-term borrowings and long-term debt at December 31, 2013, are as follows (in thousands):

Years Ending December 31

2014	$183,000
2015	-
2016	21,000
2017	-
2018	-
Thereafter	25,774
Total maturities of short-term borrowings and long-term debt	$229,774

Note 9 – Other assets and other liabilities

The components of other assets and liabilities at December 31 are as follows (in thousands):

	2013	2012

Other assets:
Accrued interest receivable	$6,392	$5,906
Assets held in trusts for deferred compensation plans	6,254	4,824
Retirement plans	952	-
Other	8,515	7,317
Total	$22,113	$18,047
Other liabilities:
Accrued interest payable	355	371
Accrued compensation	1,684	878
Dividends payable	128	335
Retirement plans	3,024	10,113
Deferred compensation	6,737	5,216
Other	2,742	3,513
Total	$14,670	$20,426

Note 10 – Income taxes

The components of income tax expense (benefit) for the years ended December 31 are as follows (in thousands):

	2013	2012	2011

Current tax (benefit) expense
Federal	$76	$(81)	$135
State	-	15	(132)
Total current	76	(66)	3
Deferred tax (benefit) expense
Federal	(4,771)	(2,408)	1,168
State	1,479	(124)	278
Total deferred	(3,292)	(2,532)	1,446
Total income tax (benefit) expense	$(3,216)	$(2,598)	$1,449

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

During the third quarter of 2012, the Company recorded material writedowns and losses on the disposition or resolution of problem assets, which resulted in a material pretax net loss for that quarter. As a consequence, the Company was in a cumulative pretax loss position for the three-year period ended September 30, 2012, which constituted significant negative evidence in the context of evaluating deferred tax assets for realizability as prescribed by ASC Topic 740. At that time, the Company believed the three-year cumulative loss position was due to an unusual, self-imposed, acceleration of loss recognition to dispose of problem assets in a liquidation market. However, there was insufficient verifiable evidence to substantiate that belief, and the deferred tax asset was deemed impaired and a valuation allowance of $11.0 million was established by recording a charge to income tax expense at September 30, 2012. In each of the quarters ended December 31, 2012 and March 31, 2013, adjustments were made to the valuation allowance to carry the deferred tax assets at net realizable value. In addition, in the second quarter of 2013, after having completed three consecutive quarters of meaningful profitability, coupled with continuing improvement in asset quality, the Company was able to place a high level of significance to this verifiable positive evidence. As a result, management concluded at that time that only the portion of the deferred tax asset associated with certain state net economic loss and contribution carryforwards should be impaired. Therefore, in the second quarter of 2013, the valuation allowance against the deferred tax asset was further reduced by $8,371,000 to $1,027,000. At December 31, management maintains its conclusion that no additional valuation allowance is necessary. Management has also concluded that the utilization of the remaining deferred tax assets is more likely than not.

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

The significant components of deferred tax assets at December 31 are as follows (in thousands):

	2013	2012
Deferred tax assets:
Allowance for credit losses	$9,428	$10,534
Non-qualified deferred compensation plans	2,293	2,297
Accrued compensation	546	406
Writedowns on real estate acquired in settlement of loans	800	2,434
Interest on nonaccrual loans	227	1,135
Net operating losses	28,201	29,006
Pension plans	2,276	4,315
Contribution carryforward	141	789
Other	2,148	1,876
Valuation allowance	(571)	(11,067)
Total	45,489	41,725

Deferred tax liabilities:
Depreciable basis of property and equipment	(2,278)	(2,322)
Deferred loan fees	(583)	(354)
Net unrealized gain on available for sale securities	(1,577)	(5,806)
Other	(4,272)	(3,705)
Total	(8,710)	(12,187)
Net deferred tax assets	$36,779	$29,538

Federal net operating loss carryforwards of $1,503,000, $27,601,000, $13,108,000 and $31,252,000 expire in 2028, 2029, 2030 and 2032 respectively. State net economic loss carryforwards of $997,000, $5,825,000, $21,420,000, $7,134,000, $2,628,000, $32,098,000 and $553,000 expire in 2022 through 2028, respectively.

The provision for income taxes differs from that computed by applying the federal statutory rate of 35% as indicated in the following analysis (in thousands, except percentages):

	2013	2012	2011
Tax based on statutory rates	$6,144	$(9,748)	$2,144
Increase (decrease) resulting from:
Effect of tax-exempt income	(343)	(337)	(306)
State income taxes, net of federal benefit	739	(1,322)	80
State tax rate reduction	740	-	-
Income on bank-owned life insurance	(500)	(523)	(484)
Change in valuation allowance	(10,496)	10,030	228
Other, net	500	(698)	(213)
Total provision (benefit) for income taxes	$(3,216)	$(2,598)	$1,449
Effective tax rate	(18.3)%	9.3%	23.6%

The Company’s federal and state income tax returns through 2009 have been examined and settled. The Company does not have any material uncertain tax positions.

Note 11 – Commitments and contingent liabilities

The minimum annual lease commitments under noncancelable operating leases in effect at December 31, 2013, are as follows (in thousands):

Years Ending December 31

2014	$1,747
2015	1,422
2016	813
2017	591
2018	205
Thereafter	-
Total lease commitments	$4,778

Payments for all operating leases amounted to approximately $1,859,000, $1,708,000 and $1,676,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

	Contractual Amount
	2013	2012

Loan commitments	$317,520	$282,615
Credit card lines	25,569	24,584
Standby letters of credit	2,841	3,242
Total commitments and contingent liabilities	$345,930	$310,441

The Bank’s exposure to credit loss in the event of nonperformance by the counter party is equal to the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The Company and its subsidiary are involved at times in certain litigation arising in the normal course of business. In the opinion of management as of December 31, 2013, there is no pending or threatened litigation that will have a material effect on the Company's consolidated financial position or results of operations.

Note 12 – Related party transactions

The Bank had loans outstanding to officers and directors and their affiliated entities during each of the past two years. Such loans were made substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers, and, at the time that they were made, did not involve more than the normal risks of collectability. The following table summarizes the transactions for the past two years (in thousands):

	2013	2012
Balance, beginning of year	$7,142	$9,409
Amounts removed as a result of director departures	(170)	(805)
Advances (repayments), net, during year	3,268	(1,462)
Balance, end of year	$10,240	$7,142

Note 13 – Other operating expenses

The components of other operating expense for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Years Ended December 31
	2013	2012	2011
Other operating expenses:
Advertising	$1,583	$1,506	$1,526
Bankcard expense	488	450	621
Postage	743	746	750
Stationery, printing and supplies	487	420	492
Telephone	666	699	669
Travel, dues and subscriptions	1,001	823	725
Directors’ fees	601	517	599
Franchise and privilege taxes	403	430	530
Deposit premium amortization	809	726	726
Other expense	3,244	3,648	3,231
Total	$10,025	$9,965	$9,869

Note 14 – Stock-based compensation

As of December 31, 2013, the Company’s Compensation Committee administered the Company’s five stock-based compensation plans, each of which was approved by the shareholders.

Three of these plans have expired, and while there are options outstanding that have not yet expired, no new awards may be granted thereunder. One of the active plans, which will expire in 2014, had 750,000 shares of common stock authorized for issuance to plan participants in the form of stock options, restricted stock, restricted stock units, performance units and other stock-based awards. The other active plan, which will expire in 2016, had 535,000 shares of common stock authorized for issuance to plan participants in the form of stock options, rights to receive restricted shares of common stock and/or performance units. At December 31, 2013, a total of 861,573 shares were available for future grants under these two plans.

The Company recorded $439,000 of total stock-based compensation expense during 2013, compared to $159,000 in 2012 and $142,000 in 2011, or less than $0.02 per diluted share in each year. As of December 31, 2013, there was $922,000 of total unrecognized compensation expense related to stock options and restricted stock units. This expense will be fully amortized by December 31, 2015.

As of December 31, 2013, 302,389 restricted stock units granted to certain senior officers were outstanding. The fair value of each restricted stock unit is the closing price of the Company’s common stock on the dates they were granted. The number of units, date of grant and the fair value of each restricted stock unit are as follows:

	Grant	Fair Value
Units	Date	Per Unit
37,668	02/09/11	$5.15
102,818	01/11/12	3.89
9,710	07/25/12	4.10
109,581	01/16/13	5.00
2,390	03/06/13	5.91
1,460	04/24/13	5.99
35,359	07/24/13	8.80
3,403	10/09/13	6.61
302,389

The following is a summary of restricted stock unit activity and related information for the years ended December 31:

	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
		Intrinsic		Intrinsic		Intrinsic
	Units	Value	Units	Value	Units	Value

Outstanding -
Beginning of year	229,420	$4.31	98,094	$4.85	10,000	$2.18
Granted	168,754	5.85	131,326	3.91	88,094	5.15
Vested	47,660	4.53	-	-	-	-
Forfeited	48,125	4.61	-	-	-	-
Outstanding –
End of year	302,389	$5.09	229,420	$4.31	98,094	$4.85

The following is a summary of stock option activity and related information for the years ended December 31:

	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding -
Beginning of year	529,825	$14.55	658,465	$14.82	821,767	$14.23
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	(152,196)	11.86	(128,640)	15.93	(163,302)	12.14
Outstanding –
End of year	377,629	$15.64	529,825	$14.55	658,465	$14.82

Exercisable –
End of year	377,629	$15.64	529,825	$14.55	654,465	$14.86

All options were granted at fair value on date of grant, which is equal to the exercise price.

The following is a summary of information on outstanding and exercisable stock options at December 31, 2013:

Options Outstanding				Options Exercisable

		Weighted Average	Weighted		Weighted
Range of		Remaining Contractual	Average Exercise		Average
Exercise Prices	Number	Life (Years)	Price	Number	Exercise Price
$ 5.81 – 10.05	16,000	4.17	$9.07	16,000	$9.07
$11.06 – 14.93	87,602	0.29	14.81	87,602	14.81
$15.42 – 16.93	208,777	1.49	15.98	208,777	15.98
$17.10 – 18.00	65,250	1.64	17.25	65,250	17.25
	377,629	1.35	$15.64	377,629	$15.64

Note 15 – Net income (loss) per share

The following is a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share of common stock (in thousands, except share data):

	For the years ended December 31,
	2013	2012	2011
Basic:
Net income (loss) available to common shareholders	$18,917	$(28,172)	$1,761
Weighted average shares outstanding	26,643,820	15,655,868	15,655,868
Net income (loss) per share, basic	$0.71	$(1.80)	$0.11
Diluted:
Net income (loss) available to common shareholders	$18,917	$(28,172)	$1,761
Weighted average shares outstanding	26,643,820	15,655,868	15,655,868
Effect of dilutive securities:
Stock options	357	-	-
Restricted stock units	98,843	-	98,094
Warrant	505,254	-	819,102
Convertible preferred stock	1,821,853	-	-
Weighted average shares outstanding and dilutive potential shares outstanding	29,070,127	15,655,868	16,573,064
Net income (loss) per share, diluted	$0.65	$(1.80)	$0.11

On December 31, 2013, there were 374,629 options that were antidilutive since the exercise price exceeded the average market price for the year, and there were dilutive stock options of 357, restricted stock units of 98,843, warrant of 505,254, and mandatorily convertible preferred stock of 1,821,853. For the year ended December 31, 2012, there were 529,825 options that were antidilutive since the exercise price exceeded the average market price for the year. The calculation of diluted net income (loss) per share for 2012 excludes the effect of normally dilutive restricted stock units of 41,116, warrant of 759,749, and mandatorily convertible preferred stock of 1,101,191 as these were antidilutive as a result of the Company’s net loss for 2012.  For the year ended December 31, 2011, there were 658,465 options that were antidilutive since the exercise price exceeded the average market price for the year, and there were dilutive restricted stock units of 98,094 and warrant of 819,102.

See Note 21 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a description of the warrant.

Note 16 – Parent company only

The Company’s principal asset is its investment in its subsidiary, the Bank.  The Company’s principal source of income is dividends and management fees received from the Bank. The following presents condensed financial information of the Company:

	2013	2012
Condensed balance sheets (in thousands)
Assets
Cash and due from banks	$5,936	$53,882
Investment in wholly owned subsidiary	186,712	168,363
Other assets	787	644
Total assets	$193,435	$222,889

Liabilities
Junior subordinated notes	$25,774	$25,774
Other liabilities	869	1,101
Shareholders’ equity	166,792	196,014
Total liabilities and shareholders’ equity	$193,435	$222,889

	2013	2012	2011
Condensed statements of income
Management and service fees from subsidiary	$619	$523	$1,762
Other operating expense	1,199	972	1,110
Income (loss) before equity in undistributed net income (loss) of subsidiary	(580)	(449)	652
Equity in undistributed net income (loss) of subsidiary	21,351	(24,805)	4,026
Net income (loss)	$20,771	$(25,254)	$4,678

	2013	2012	2011

Condensed statements of cash flows
Cash flows from operating activities
Net income( loss)	$20,771	$(25,254)	$4,678
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other changes, net	(375)	(425)	721
Change in investment in wholly owned subsidiary	(21,351)	24,805	(4,026)
Net cash (used in) provided by operating activities	(955)	(874)	1,373
Cash flows from investing activities
Investments in wholly owned subsidiary	-	-	-
Net cash provided by (used in) investing activities	-	-	-
Cash flows from financing activities
Payment to repurchase warrant	(7,857)	-	-
Proceeds from issuance of preferred stock	(38)	52,337	-
Payment to repurchase preferred stock	(37,472)	-	-
Other changes, net	(53)	-	-
Dividends paid	(1,571)	(2,618)	(2,618)
Net cash provided by (used in) financing activities	(46,991)	49,719	(2,618)
Increase (decrease) in cash	(47,946)	48,845	(1,245)
Cash at beginning of year	53,882	5,037	6,282
Cash at end of year	$5,936	$53,882	$5,037

Income derived from management and service fees from subsidiary reported in 2011 includes $1,154,000 for prior years.

Note 17 – Employee benefit plans

The Company has three curtailed defined benefit retirement plans:

⋅	A pension plan;
⋅	A supplemental executive retirement plan (“SERP”) covering certain executive and former executive officers; and
⋅	A retiree health benefit plan, which provides partial health insurance benefits for certain early retired employees.

The disclosures presented represent combined information for all of the employee benefit plans. The retiree health benefit plan is not a material part of the aggregate information.

The pension plan and the SERP provide for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and a percentage of qualifying compensation during the employee’s final years of employment. Contributions to the pension plan are based upon the projected unit credited actuarial funding method and comply with the funding requirements of the Employee Retirement Income Security Act. Contributions prior to the curtailments were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Plan assets consist primarily of cash and cash equivalents, U.S. government securities, and other securities. The following tables outline the changes in these pension obligations, assets and funded status for the years ended December 31, 2013 and 2012, and the assumptions and components of net periodic pension cost for the two and three years in the period ended December 31, 2013 (dollars in thousands):

	2013	2012
Change in benefit obligation
Projected benefit obligation at beginning of year	$31,652	$29,857
Service cost	20	26
Interest cost	1,398	1,433
Actuarial (gain) loss	(3,342)	1,624
Benefits paid	(1,559)	(1,288)
Projected benefit obligation at end of year	28,169	31,652
Change in plan assets
Fair value of plan assets at beginning of year	21,538	19,725
Actual return on plan assets	2,824	2,014
Employer contributions	3,295	1,087
Benefits paid	(1,559)	(1,288)
Fair value of plan assets at end of year	26,098	21,538
Funded status at end of year
Plan assets less projected benefit obligation – pension liability	$(2,071)	$(10,114)

	2013	2012
Amounts recognized in the consolidated balance sheets consist of:
Pension asset (liability)	$952	$(6,715)
SERP liability	(3,023)	(3,399)
Deferred tax asset	805	3,944
Accumulated comprehensive income, net	3,597	6,614
Net amount recognized	$2,331	$444

104

	2013	2012	2011
Components of net periodic pension cost
Service	$20	$26	$35
Interest	1,398	1,433	1,495
Expected return on plan assets	(1,826)	(1,605)	(1,662)
Amortization of prior service cost	1	1	1
Amortization of net (gain) loss	641	564	135
Net periodic pension cost	$234	$419	$4

Weighted-average assumptions
Discount rate	5.50%	4.50%	4.90%
Expected return on plan assets	8.00%	8.25%	8.25%
Rate of compensation increases	4.00%	4.00%	4.00%

Target asset allocations are established based on periodic evaluations of risk/reward under various economic scenarios and with varying asset class allocations. The near-term and long-term impact on obligations and asset values are projected and evaluated for funding and financial accounting implications. Actual allocation and investment performance is reviewed quarterly. The current target allocation ranges, along with the actual allocation as of December 31, 2013, are included in the accompanying table.

Plan Assets	Market Value as of December 31, 2013 (in thousands)	Actual Allocation as of December 31, 2013	Long-Term Allocation Target
Equity securities	$15,923	61.0%	40% - 75%
Debt securities	10,175	39.0%	25% - 60%
Total	$26,098	100%	100%

The fair value of the Company’s pension plan assets at December 31, 2013 and 2012 by asset category are reflected in the following table. The fair value hierarchy descriptions used to measure these plan assets are identified in Note 19 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Plan Assets at December 31, 2013
US equity securities	$5,237	$-	$-	$5,237
Equity mutual funds	10,574	-	-	10,574
Foreign equity securities	112	-	-	112
Fixed income securities	-	1,933	-	1,933
Fixed income mutual funds	-	7,879	-	7,879
Cash and money market funds	363	-	-	363
Total plan assets	$16,286	$9,812	$-	$26,098

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Plan Assets at December 31, 2012
US equity securities	$5,222	$-	$-	$5,222
Equity mutual funds	8,033	-	-	8,033
Fixed income securities	-	2,588	-	2,588
Fixed income mutual funds	-	4,687	-	4,687
Cash and money market funds	1,008	-	-	1,008
Total plan assets	$14,263	$7,275	$-	$21,538

The Company’s policy is to amortize actuarial gains and losses over the average remaining service periods for active participants when the accumulated net gain or loss exceeds 10% of the projected benefit obligation or market value of plan assets, whichever is greater. The assumed expected return on assets considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in the portfolio and the expectation for future returns of each asset class. The expected return of each asset class is weighted based on the target allocation to develop the expected long-term rate of return on assets. This resulted in the selection of the 8.25% rate used in 2011 and 2012 and the 8.00% rate used in 2013 and to be used for 2014.  The contributions for 2013 were approximately $3,295,000, and the required contributions for 2014 are expected to be approximately $306,000. The expected benefit payments for the next ten years are as follows: (i) 2014 – $1,616,000, (ii) 2015 – $1,626,000, (iii) 2016 – $1,686,000, (iv) 2017 – $1,843,000, (v) 2018 – $1,857,000, and (vi) 2019 through 2023 – $9,742,000.

The Company also has a separate contributory 401(k) savings plan covering substantially all employees. The 401(k) savings plan allows eligible employees to contribute up to a fixed percentage of their compensation, with the Bank matching a portion of each employee’s contribution. The Bank’s contributions were $832,000 for 2013, $751,000 for 2012 and $756,000 for 2011. The 401(k) savings plan contribution expense is reported under personnel expense in the consolidated statements of income.

A deferred compensation plan allows the directors of the Company to defer compensation. Each plan participant makes an annual election to either receive that year’s compensation or to defer receipt until his or her death, disability or retirement. The deferred compensation balances of this plan are maintained in a rabbi trust. The balances in the trust at December 31, 2013 and 2012 were $6,184,000 and $4,748,000, respectively. In addition, the Company has an inactive Director Deferred Compensation Plan that acquired shares of the Company’s Class A Common  Stock in the open market. These shares are held in a trust at cost, as a component of shareholders’ equity, until distributed.

Note 18 – Regulatory matters

The primary source of funds for dividends that may be paid by the Company to its shareholders is dividends received from the Bank plus cash on hand of $5.9 million as of December 31, 2013. Dividends paid by the Company and the Bank may be limited by minimum capital requirements imposed by banking regulators. At December 31, 2012, the Bank was restricted from paying dividends to the Company unless it received advance approval from the FDIC and the North Carolina Commissioner of Banks (the “Commissioner”). This restriction was removed in February of 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined).  Management believes that as of December 31, 2013, both the Company and the Bank met all capital adequacy requirements to which they are subject.

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Percentages	Amount	Percentages	Amount	Percentages

December 31, 2013

Total Capital (To Risk-Weighted Assets)
Consolidated	$177,774	11.70%	$121,540	≥8.0%	N/A
Bank	171,974	11.33	121,481	≥8.0	$151,779	≥10.0%
Tier 1 Capital (To Risk-Weighted Assets)
Consolidated	158,658	10.44	60,770	≥4.0	N/A
Bank	152,867	10.07	60,741	≥4.0	91,067	≥6.0%
Tier 1 Capital (To Average Assets)
Consolidated	158,658	8.33	76,218	≥4.0	N/A
Bank	152,867	8.03	76,173	≥4.0	95,216	≥5.0%

December 31, 2012

Total Capital (To Risk-Weighted Assets)
Consolidated	$219,803	16.48%	$106,719	≥8.0%	N/A
Bank	164,817	12.38	106,543	≥8.0	$133,178	≥10.0%
Tier 1 Capital (To Risk-Weighted Assets)
Consolidated	167,203	12.53	53,360	≥4.0	N/A
Bank	147,690	11.09	53,271	≥4.0	79,907	≥6.0%
Tier 1 Capital (To Average Assets)
Consolidated	167,203	10.00	66,904	≥4.0	N/A
Bank	147,690	8.84	66,823	≥4.0	83,529	≥5.0%

Banking regulations restrict the amount of deferred income tax assets that may be recognized for purposes of calculating regulatory capital ratios. At December 31, 2013, $26.4 million of the Company’s deferred income tax assets were deducted from regulatory capital. This amount, which is principally comprised of the future tax benefit associated with net operating loss carry-forwards, when fully utilized would add 1.53% to the total risk-based capital ratio.

Note 19 – Fair value of financial instruments

FASB ASC 825, “Financial Instruments” requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2013 or December 31, 2012. The estimated fair value amounts for December 31, 2013 and December 31, 2012 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period end.

The estimated fair value amounts should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets and liabilities. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company’s disclosures and those of other companies or banks may not be meaningful.

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities. FASB ASC 820, “Fair Value Measurements and Disclosures” establishes a framework for measuring fair value, establishes a three level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The Company uses various valuation approaches, including market, income and/or cost approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would consider in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs, as follows:

•         Level 1 — Observable quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•         Level 2 — Observable quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, matrix pricing or model-based valuation techniques where all significant assumptions are observable, either directly or indirectly in the market.

•         Level 3 — Model-based techniques where all significant assumptions are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of discounted cash flow models and similar techniques.

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

Rabbi trust investments.  Rabbi trust investments consist primarily of cash and cash equivalents, equity securities, and mutual fund investments, and are recorded at fair value and included in other assets. The purpose of these rabbi trust investments is to fund certain executive non-qualified retirement benefits and deferred compensation. For cash and cash equivalents, which have maturities of 90 days or less, their carrying amounts reported in the consolidated balance sheets approximate fair value and are categorized as Level 1. The fair value of other equity securities and mutual funds are valued based on quoted prices from the market and are categorized as Level 1.

Deposits.  The fair value of noninterest-bearing demand deposits and Negotiable Order of Withdrawal (“NOW”), savings, and money market deposits are the amounts payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

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

The estimated fair values of financial instruments for the years ending December 31 (in thousands):

		Estimated Fair Value
December 31, 2013	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets:
Cash and short-term investments	$33,513	$33,513	$-	$-	$33,513
Investment securities	368,866	2,845	349,155	14,988	366,988
Loans	1,392,153	-	-	1,414,109	1,414,109
Loans held for sale	3,530	-	3,530	-	3,530
Rabbi trust	6,184	6,184	-	-	6,184
Financial liabilities:
Deposits	1,553,996	-	1,555,221	-	1,555,221
Federal funds purchased	13,000	13,000	-	-	13,000
Wholesale repurchase agreements	21,000	-	22,915	-	22,915
Junior subordinated notes	25,774	-	-	11,279	11,279
FHLB borrowings	170,000	-	170,253	-	170,153

		Estimated Fair Value
December 31, 2012	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets:
Cash and short-term investments	$39,791	$39,791	$-	$-	$39,791
Investment securities	393,815	1,307	384,823	7,685	393,815
Loans	1,128,791	-	-	1,142,346	1,142,346
Loans held for sale	9,464	-	9,464	-	9,464
Rabbi trust	4,748	4,748	-	-	4,748
Financial liabilities:
Deposits	1,332,493	-	1,333,888	-	1,333,888
Wholesale repurchase agreements	21,000	-	23,835	-	23,835
Junior subordinated notes	25,774	-	-	12,006	12,006
FHLB borrowings	113,000	-	113,833	-	113,833

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

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities at December 31, 2013	$2,845	$288,716	$9,988
Available for sale securities at December 31, 2012	1,307	384,823	7,685
Rabbi trust at December 31, 2013	6,184	-	-
Rabbi trust at December 31, 2012	4,748	-	-

The table below presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during 2013 and 2012 (in thousands):

	Twelve Months	Twelve Months
	Ended	Ended
	December 31	December 31
	2013	2012

Available for sale securities
Beginning balance	$7,685	$7,185
Purchases	17,464	6,514
Acquisitions	2,090	-
Redemptions	(17,251)	(6,014)
Ending balance	$9,988	$7,685

The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Loans held for sale at December 31, 2013	$-	$3,530	$-
Loans held for sale at December 31, 2012	-	9,464	-
Real estate acquired in settlement of loans at December 31, 2013	-	-	8,025
Real estate acquired in settlement of loans at December 31, 2012	-	-	5,355
Impaired loans, net of allowance at December 31, 2013	-	-	5,107
Impaired loans, net of allowance at December 31, 2012	-	-	14,841

The fair value of collateral dependent loans is determined by appraisals or by alternative evaluations, such as tax evaluations. The fair value of loans may also be determined by sales contracts in hand or settlement agreements.

Note 20 — Accumulated Other Comprehensive Income (Loss)

The balance of accumulated other comprehensive income, net of tax, at December 31, 2013 is comprised of $2,478,000 of unrealized gains on securities available for sale and $(3,635,000) for the funded status of pension plans. At December 31, 2012, the balance of accumulated other comprehensive income, net of tax, was $8,898,000 of unrealized gains on securities available for sale and $(6,614,000) for the funded status of pension plans.

Reclassifications from accumulated other comprehensive income (loss) for the years ended December 31, 2013 and 2012 are as follows (in thousands):

Details about accumulated other	Amount reclassified from accumulated other	Affected line item in the Consolidated
comprehensive income (loss)	comprehensive income (loss)	Statements of Income

Year ended December 31, 2013
Unrealized gains (losses) on available
for sale securities	$736	Gain on sales of investment securities
	(291)	Income tax expense (benefit)
	$445	Net of tax

Amortization of post retirement benefit	$63	Personnel expense
	(25)	Income tax expense (benefit)
	$38	Net of tax

Total reclassifications for the period	$483

Year ended December 31, 2012
Unrealized gains (losses) on available
for sale securities	$3	Gain on sales of investment securities
	(1)	Income tax expense (benefit)
	$2	Net of tax

Amortization of post retirement benefit	$63	Personnel expense
	(25)	Income tax expense (benefit)
	$38	Net of tax

Total reclassifications for the period	$40

Note 21 – Capital Transactions

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

Pursuant to the Capital Purchase Program (the “CPP”), on December 12, 2008, the Company issued and sold to the U.S. Department of the Treasury (the “U.S. Treasury”) (i) 52,372 shares of  Series A Preferred Stock and (ii) a warrant (the “Warrant”) to purchase 2,567,255 shares of the Company’s common stock at an exercise price of $3.06 per share, for an aggregate purchase price of $52,372,000 in cash. The fair value of the Warrant of $1,497,000 was estimated on the date of the grant using the Black-Scholes option-pricing model. The Series A Preferred Stock bears cumulative dividends of five percent for the first five years and nine percent thereafter. On April 18, 2013, the U.S. Treasury held an auction to sell all of its investment in the Company’s Series A Preferred Stock. The sale was settled on April, 29, 2013. As a consequence, the Company is no longer subject to many of the rules and regulations that were established in connection with the CPP. On May 15, 2013, the Company completed its repurchase of the Warrant for its fair market value of $7,779,000. Following the Company’s repurchase of the Warrant, the U.S. Treasury has no equity or other ownership interest in the Company. On June 3, 2013, the Company redeemed 37,372 of the Company’s 52,372 outstanding shares of Series A Preferred Stock at the liquidation price of $1,000 per share for a total of $37,372,000 plus $93,430 of accrued and unpaid dividends.

Note 22 – Sale of Virginia operations

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its CEO, CFO, and Chief Accounting Officer (“CAO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2013. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K, the Company maintained effective disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As permitted by guidance provided by the Staff of the U.S. Securities and Exchange Commission, the scope of management’s assessment of internal control over financial reporting as of December 31, 2013 has excluded Security Savings Bank, SSB, which was acquired on October 1, 2013. Security Savings Bank, SSB constituted 1.8% of consolidated revenue (total interest income and total noninterest income) for the year ended December 31, 2013 and 7.3% of consolidated total assets as of December 31, 2013. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO, CFO and CAO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (1992). Based on this assessment, management has determined that, as of December 31, 2013, the Company’s internal control over financial reporting is effective. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

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

The Company’s independent registered public accounting firm, Dixon Hughes Goodman LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. This Report of Independent Registered Public Accounting Firm is included in Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s CEO, CFO, and CAO, changes in the Company’s internal control over financial reporting during the fourth quarter of 2013. During the fourth quarter of 2013, the Company implemented new internal controls related to the acquisition method of accounting. In connection with such evaluation, the Company has determined that there have been no other changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Directors and Executive Officers – The information required by this Item regarding directors, nominees and executive officers of the Company is set forth in the Proxy Statement under the sections captioned “Proposal 1 – Election of Directors” and “Executive Officers of the Company,” which sections are incorporated herein by reference.

(b) Section 16(a) Compliance – The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is set forth in the Proxy Statement under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” which section is incorporated herein by reference.

(c) Audit Committee – The information required by this Item regarding the Company’s Audit Committee, including the Audit Committee Financial Expert, is set forth in the Company’s Proxy Statement under the sections captioned “Board Committees – Audit and Risk Management Committee” and “Board Committees – Audit Committee Report,” which sections are incorporated herein by reference.

(d) Code of Ethics – The information required by this Item regarding the Company’s code of ethics is set forth in the Proxy Statement under the section captioned “Code of Business Conduct and Ethics,” which section is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Proxy Statement under the sections captioned “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “ Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “Directors’ Fees and Practices,” “Board Committees – Compensation Committee Interlocks and Insider Participation” and “Board Committees – Compensation Committee Report,” which sections are incorporated herein by reference.

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

The information required by this Item is set forth in the Proxy Statement under the sections captioned “Proposal 1 – Election of Directors,” “Certain Relationships and Related Transactions,” “Board Committees,” “Board Committees – Compensation Committee Interlocks and Insider Participation,” and “Related Party Matters,”  which sections are incorporated herein by reference.

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

(b) The exhibits to the Form 10-K begin on page 116 of this Report.

(c) See 15(a)(2) above.

Exhibit Index

Exhibit No.	Description

2.1
Agreement and Plan of Combination and Reorganization dated as of November 1, 2013, by and among CapStone Bank, NewBridge Bancorp and NewBridge Bank, incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on November 1, 2013 (SEC File No. 000-11448).

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

116

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

10.14
Amendment to the FNB Directors and Senior Management Deferred Compensation Plan Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, FNB Southeast and FNB, dated July 31, 2007, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.15
Directors and Senior Management Deferred Compensation Plan Trust Agreement between FNB Southeast and Morgan Trust Company, incorporated herein by reference to Exhibit 99.7 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

117

10.16
Second Amendment to the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, NewBridge Bancorp and NewBridge Bank, which is incorporated by reference to Exhibit 99.8 of the current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448). *

10.17
NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.18
First Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.10 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.19
NewBridge Bancorp Amended and Restated Long Term Stock Incentive Plan, formerly the “FNB Long Term Stock Incentive Plan” (the “2006 Omnibus Plan”), incorporated herein by reference to Exhibit 10.27 of the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 (SEC File No. 000-11448).*

10.20
Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.44 of the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.21
Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.45 of the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.22
Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and David P. Barksdale, dated January 12, 2012, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on January 30, 2012 (SEC File No. 000-11448).*

10.23
Employment and Change of  Control Agreement among NewBridge Bancorp, NewBridge Bank and Ramsey K. Hamadi, dated March 2, 2012, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on March 2, 2012 (SEC File No. 000-11448).*

10.24
Second Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 11, 2012, incorporated herein by reference to Exhibit 10.33 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.25
Third Amendment to the Trust Agreement for the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy, effective March 5, 2012, incorporated herein by reference to Exhibit 10.34 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.26
Appointment of Successor Trustee under the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management dated March 5, 2012, incorporated herein by reference to Exhibit 10.35 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.27
Second Form of Restricted Stock Award Agreement adopted under the Amended and Restated comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.36 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.28
Third Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.37 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

118

10.29
Fourth Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.38 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.30
Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and Pressley A. Ridgill, executed September 9, 2009, and effective January 1, 2013, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 5, 2012 (SEC File No. 000-11448).*

10.31
Form of Securities Purchase Agreement, dated November 1, 2012, between NewBridge Bancorp and certain investors, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 1, 2012 (SEC File No. 000-11448).

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

10.35	Third Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 23, 2013.*

21.1	Schedule of Subsidiaries.

23.1	Consent of Dixon Hughes Goodman LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

99.2	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

101.1	Financial Statements filed in XBRL format.

* Management contract and compensatory arrangements.

119

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWBRIDGE BANCORP

Date: March 12, 2014	By:	/s/ Pressley A. Ridgill
Pressley A. Ridgill,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ pressley a. ridgill	President, Chief Executive Officer, Director	March 12, 2014
Pressley A. Ridgill	(Principal Executive Officer)

Senior Executive Vice President, Chief
/s/ ramsey k. hamadi	Financial Officer	March 12, 2014
Ramsey K. Hamadi	(Principal Financial Officer)

Senior Vice President, Chief Accounting
/s/ richard m. cobb	Officer, Controller	March 12, 2014
Richard M. Cobb	(Principal Accounting Officer)

/s/ michael s. albert	Chairman of the Board	March 12, 2014
Michael S. Albert

/s/ Barry Z. Dodson	Vice Chairman of the Board	March 12, 2014
Barry Z. Dodson

/s/ j. david branch	Director	March 12, 2014
J. David Branch

/s/ c. arnold britt	Director	March 12, 2014
C. Arnold Britt

/s/ robert c. clark	Director	March 12, 2014
Robert C. Clark

/s/ Alex A. Diffey, jr.	Director	March 12, 2014
Alex A. Diffey, Jr.

/s/ Donald P. Johnson	Director	March 12, 2014
Donald P. Johnson

/s/ Joseph H. Kinnarney	Director	March 12, 2014
Joseph H. Kinnarney

120

Signature	Capacity	Date

/s/ mary e. rittling	Director	March 12, 2014
Mary E. Rittling

/s/ E. Reid Teague	Director	March 12, 2014
E. Reid Teague

/s/ g. alfred webster	Director	March 12, 2014
G. Alfred Webster

/s/ Kenan C. Wright	Director	March 12, 2014
Kenan C. Wright

/s/ julius s. young, jr.	Director	March 12, 2014
Julius S. Young, Jr.

121

EXHIBIT INDEX

Exhibit	Description

4.6	Specimen certificate of Class A Common Stock, no par value.

10.35	Third Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 23, 2013.

21.1	Schedule of Subsidiaries.

23.1	Consent of Dixon Hughes Goodman LLP.

31.1	Certification of Pressley A. Ridgill.

31.2	Certification of Ramsey K. Hamadi.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

99.1	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

99.2	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

101.1	Financial Statements submitted in XBRL format.

122