Form 10-Q
period 2014-03-31
NEWBRIDGE BANCORP
filed 2014-05-09
CIK 714530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At May 8, 2014, the registrant had 33,621,091 shares of Class A Common Stock outstanding and 3,186,748 shares of Class B Common Stock outstanding.

NEWBRIDGE BANCORP

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

NewBridge Bancorp and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$38,357	$29,598
Interest-bearing bank balances	4,075	3,915
Loans held for sale	3,486	3,530
Available for sale investment securities	307,022	301,549
Held to maturity investment securities (market value of $102,191 and $65,439 at March 31, 2014 and December 31, 2013, respectively)	103,100	67,317
Loans	1,443,841	1,416,703
Less allowance for credit losses	(24,435)	(24,550)
Net loans	1,419,406	1,392,153
Premises and equipment	43,505	44,236
Goodwill and other intangible assets	8,046	8,315
Real estate acquired in settlement of loans	5,633	7,566
Bank-owned life insurance	48,638	48,161
Deferred tax assets	33,755	36,779
Other assets	23,246	22,113
Total assets	$2,038,269	$1,965,232

Liabilities
Noninterest-bearing deposits	$258,058	$240,979
NOW deposits	454,198	439,624
Savings and money market deposits	417,183	421,527
Time deposits	492,809	451,866
Total deposits	1,622,248	1,553,996
Borrowings from the Federal Home Loan Bank	176,000	170,000
Other borrowings	68,774	59,774
Accrued expenses and other liabilities	14,422	14,670
Total liabilities	1,881,444	1,798,440

Shareholders’ Equity
Preferred stock – Authorized 30,000,000 shares no par value	-	15,000
Series A preferred stock
Reserved – 52,372 shares liquidation preference $ 1,000 per share; issued and outstanding – none at 3/31/14 and 15,000 at 12/31/2013
Common stock	210,451	210,297
Class A, no par value – Authorized 90,000,000 shares; issued and outstanding – 25,303,820 at 3/31/2014 and 25,291,568 at 12/31/2013
Class B, no par value – Authorized 10,000,000 shares; issued and outstanding – 3,186,748 at 3/31/2014 and 12/31/2013
Directors’ deferred compensation plan	(468)	(468)
Accumulated deficit	(53,766)	(56,880)
Accumulated other comprehensive income (loss)	608	(1,157)
Total shareholders’ equity	156,825	166,792
Total liabilities and shareholders’ equity	$2,038,269	$1,965,232

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Income

(Unaudited; dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2014	2013

Interest Income
Interest and fees on loans	$15,111	$13,426
Interest on investment securities:
Taxable	2,796	2,792
Tax-exempt	156	199
Interest-bearing bank balances and federal funds sold	1	7
Total interest income	18,064	16,424

Interest Expense
Deposits	857	788
Borrowings from the Federal Home Loan Bank	186	253
Other borrowings	385	326
Total interest expense	1,428	1,367
Net interest income	16,636	15,057
Provision for credit losses	144	979
Net interest income after provision for credit losses	16,492	14,078

Noninterest Income
Retail banking	2,579	2,425
Mortgage banking services	129	558
Wealth management services	716	642
Gain on sale of investment securities	-	208
Bank-owned life insurance	448	460
Other	454	380
Total noninterest income	4,326	4,673

Noninterest Expense
Personnel	8,341	7,827
Occupancy	1,186	1,014
Furniture and equipment	907	819
Technology and data processing	1,117	986
Legal and professional	538	673
FDIC insurance	397	453
Real estate acquired in settlement of loans	398	36
Acquisition-related	88	-
Other	2,495	2,212
Total noninterest expense	15,467	14,020
Income before income taxes	5,351	4,731
Income tax expense	1,900	-
Net Income	3,451	4,731
Dividends and accretion on preferred stock	(337)	(730)
Net Income available to common shareholders	$3,114	$4,001

Earnings per share:
Basic	$0.11	$0.19
Diluted	$0.11	$0.13

Weighted average shares outstanding:
Basic	28,487,709	21,055,250
Diluted	28,597,530	29,702,488

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited; dollars in thousands)

	Three Months Ended
	March 31
	2014	2013

Net Income	$3,451	$4,731

Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains on securities:
Unrealized holding gains (losses) arising during period, net of tax of $1,130 and $(51), respectively	1,775	(78)
Reclassification adjustment for (gains) losses included in net income, net of tax of $0 and $82, respectively	-	(126)
Defined benefit pension plans:
Amortization of post retirement benefit, net of tax of $6 and $6, respectively	(10)	(9)
Total other comprehensive income (loss)	1,765	(213)

Comprehensive Income	$5,216	$4,518

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2014 and 2013

(Unaudited; dollars in thousands)

								Directors’		Accumulated
	Preferred	Preferred	Preferred	Common Stock				Deferred	Retained	Other	Total
	Stock	Stock	Stock	Class A	Class B		Paid-In	Comp	Earnings	Comprehensive	Shareholders’
	Series A	Series B	Series C	Shares	Shares	Amount	Capital	Plan	(Deficit)	Income (Loss)	Equity
Balances at December 31, 2012	$52,089	$42,246	$14,022	15,655,868	-	$78,279	$83,259	$(468)	$(75,697)	$2,284	$196,014
Net Income	-	-	-	-	-	-	-	-	4,731	-	4,731
Change in accumulated other comprehensive income (loss) net of deferred income taxes	-	-	-	-	-	-	-	-	-	(213)	(213)
Conversion of preferred stock	-	(42,246)	(14,022)	9,601,262	3,186,748	139,489	(83,259)	-	-	-	(38)
Dividends and accretion on preferred stock	74	-	-	-	-	-	-	-	(730)	-	(656)
Stock-based compensation	-	-	-	-	-	120	-	-	-	-	120
Balances at March 31, 2013	$52,163	$-	$-	25,257,130	3,186,748	$217,888	$-	$(468)	$(71,696)	$2,071	$199,958

Balances at December 31, 2013	$15,000	$-	$-	25,291,568	3,186,748	$210,297	$-	$(468)	$(56,880)	$(1,157)	$166,792
Net Income	-	-	-	-	-	-	-	-	3,451	-	3,451
Change in accumulated other comprehensive income (loss) net of deferred income taxes	-	-	-	-	-	-	-	-	-	1,765	1,765
Redemption of preferred stock	(15,000)	-	-	-	-	-	-	-	-	-	(15,000)
Dividends on preferred stock	-	-	-	-	-	-	-	-	(337)	-	(337)
Stock issuance pursuant to restricted stock units	-	-	-	12,252	-	(49)	-	-	-	-	(49)
Stock-based compensation	-	-	-	-	-	203	-	-	-	-	203
Balances at March 31, 2014	$-	$-	$-	25,303,820	3,186,748	$210,451	$-	$(468)	$(53,766)	$608	$156,825

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited; dollars in thousands)

	Three Months Ended
	March 31
	2014	2013
Cash Flow from operating activities
Net Income	$3,451	$4,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,402	912
Securities premium amortization and discount accretion, net	219	100
(Gain) loss on sale of securities	-	(208)
Earnings on bank-owned life insurance	(448)	(460)
Mortgage banking services	(129)	(558)
Originations of loans held for sale	(14,130)	(22,007)
Proceeds from sales of loans held for sale	14,303	29,590
Accretion on acquired loans	(705)	-
Deferred income tax expense (benefit)	1,900	-
Writedowns and (gains) losses on sales of real estate acquired in settlement of loans, net	245	(125)
Provision for credit losses	144	979
Stock-based compensation	203	120
(Increase) decrease in income taxes receivable	99	-
(Increase) decrease in interest earned but not received	46	(202)
Increase (decrease) in interest accrued but not paid	(14)	(28)
Net (increase) decrease in other assets	(1,288)	529
Net increase (decrease) in other liabilities	(248)	(9)
Net cash provided by (used in) operating activities	5,050	13,364

Cash Flow from investing activities
Purchases of securities available for sale	(8,714)	(70,114)
Purchases of securities held to maturity	(36,517)	-
Proceeds from sales of securities available for sale	-	22,208
Proceeds from maturities, prepayments and calls of securities	6,661	41,614
Net (increase) decrease in loans	(27,584)	(17,058)
Purchases of premises and equipment	(466)	(965)
Proceeds from sales of premises and equipment	352	697
Proceeds from sales of real estate acquired in settlement of loans	2,233	1,714
Net cash provided by (used in) investing activities	(64,035)	(21,904)

Cash Flow from financing activities
Net increase (decrease) in demand deposits and NOW accounts	31,653	9,207
Net increase (decrease) in savings and money market accounts	(4,344)	4,138
Net increase (decrease) in time deposits	40,981	7,117
Net increase (decrease) in borrowings from Federal Home Loan Bank	6,000	(21,000)
Net increase (decrease) in other borrowings	9,000	-
Dividends paid	(337)	(656)
Redemption of preferred stock	(15,000)	-
Cash paid in lieu of issuing shares pursuant to restricted stock units	(49)	-
Expense of stock issuance	-	(38)
Net cash provided by (used in) financing activities	67,904	(1,232)
Increase (decrease) in cash and cash equivalents	8,919	(9,772)
Cash and cash equivalents at the beginning of the period	33,513	39,791
Cash and cash equivalents at the end of the period	$42,432	$30,019

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited; dollars in thousands)

	Three Months Ended
	March 31
	2014	2013
Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$1,442	$1,395
Income taxes	-	-

Supplemental disclosures of noncash transactions
Transfer of loans to real estate acquired in settlement of loans	$550	$1,015
Unrealized gains (losses) on securities available for sale:
Change in securities available for sale	2,905	(337)
Change in deferred income taxes	(1,130)	133
Change in shareholders’ equity	(1,775)	204

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and provisions for credit losses considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

NewBridge Bancorp (“Bancorp” or the “Company”) is a bank holding company incorporated under the laws of North Carolina (“NC”) and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Bancorp’s principal asset is stock of its banking subsidiary, NewBridge Bank (the “Bank” ). Accordingly, throughout this Quarterly Report on Form 10-Q, there are frequent references to the Bank.

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

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2014 (SEC File No. 000-11448) (the “Annual Report”). This Quarterly Report should be read in conjunction with the Annual Report.

Recent accounting pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” This Update provides guidance on when an in-substance repossession or foreclosure occurs, which requires the mortgage loan to be derecognized and the related real estate be recognized. The amendments clarify that an in-substance repossession or foreclosure occurs upon either (i) a creditor obtaining legal title to the residential real estate or (ii) the borrower conveying all interest in the residential real estate through a deed in lieu of foreclosure (or a similar legal agreement). Creditors must disclose the amount of foreclosed residential real estate held as well as the amount of collateralized loans for which foreclosure is in process. The amendments are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The amendments can be adopted on either a modified retrospective or a prospective method, and early adoption is permitted. The Company has not yet decided when and how it will implement this Update, but it will result in an additional disclosure in the period of adoption.

Reclassification

Certain items for 2013 have been reclassified to conform to the 2014 presentation. Such reclassifications had no effect on net income, total assets or shareholders’ equity as previously reported.

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

	For the three months ended March 31
	2014	2013
Basic:
Net income available to common shareholders	$3,114	$4,001
Weighted average shares outstanding	28,487,709	21,055,250
Net income per share, basic	$0.11	$0.19

Diluted:
Net income available to common shareholders	$3,114	$4,001
Weighted average shares outstanding	28,487,709	21,055,250
Effect of dilutive securities:
Stock options	540	-
Restricted stock units	109,281	86,660
Warrant	-	1,171,950
Convertible preferred stock	-	7,388,628

Weighted average shares outstanding and dilutive potential shares outstanding	28,597,530	29,702,488
Net income per share, diluted	$0.11	$0.13

Note 3 — Investment Securities

Investment securities consist of the following (dollars in thousands):

	Available for Sale - March 31, 2014
	Amortized	Unrealized	Unrealized	Market	Average		Average
	Cost	Gains	Losses	Value	Yield		Duration(1)
U.S. government agency securities	$49,095	$-	$(3,281)	$45,814	2.07%		7.45
Agency mortgage backed securities	13,258	1,223	-	14,481	5.02		2.90
Collateralized mortgage obligations	6,170	319	-	6,489	5.53		2.34
Commercial mortgage backed securities	34,979	1,377	(69)	36,287	3.34		3.22
Corporate bonds	113,761	4,496	(264)	117,993	3.77		3.92
Covered bonds	49,947	2,912	(165)	52,694	3.49		2.68
State and municipal obligations	14,465	274	(75)	14,664	6.19	(2)	5.07
Total debt securities	281,675	10,601	(3,854)	288,422	3.60	(2)	4.21
Federal Home Loan Bank stock	9,687	-	-	9,687
Other equity securities	8,700	533	(320)	8,913
Total investment securities	$300,062	$11,134	$(4,174)	$307,022

	Available for Sale - December 31, 2013
	Amortized	Unrealized	Unrealized	Market	Average		Average
	Cost	Gains	Losses	Value	Yield		Duration(1)
U.S. government agency securities	$49,094	$-	$(4,562)	$44,532	2.07%		7.67
Agency mortgage backed securities	14,217	1,261	-	15,478	5.09		2.83
Collateralized mortgage obligations	6,611	163	-	6,774	5.63		2.60
Commercial mortgage backed securities	38,367	1,123	(102)	39,388	3.32		3.36
Corporate bonds	105,772	4,066	(572)	109,266	3.83		4.13
Covered bonds	49,937	2,924	(233)	52,628	3.49		2.90
State and municipal obligations	15,836	161	(301)	15,696	6.46	(2)	7.94
Total debt securities	279,834	9,698	(5,770)	283,762	3.65	(2)	4.55
Federal Home Loan Bank stock	9,988	-	-	9,988
Other equity securities	7,672	596	(469)	7,799
Total	$297,494	$10,294	$(6,239)	$301,549

	Held to Maturity - March 31, 2014
	Amortized	Unrealized	Unrealized	Market	Average		Average
	Cost	Gains	Losses	Value	Yield		Duration(1)
U.S. government agency securities	$28,739	$25	$(1,220)	$27,544	2.13%		6.49
Agency mortgage backed securities	55,266	391	(59)	55,598	2.55		5.78
Corporate bonds	12,964	22	(5)	12,981	4.57		6.49
Covered bonds	4,981	-	(39)	4,942	2.08		4.63
State and municipal obligations	1,150	-	(24)	1,126	4.28	(2)	13.65
Total	$103,100	$438	$(1,347)	$102,191	2.68	(2)	6.10

	Held to Maturity - December 31, 2013
	Amortized	Unrealized	Unrealized	Market	Average		Average
	Cost	Gains	Losses	Value	Yield		Duration(1)
U.S. government agency securities	$28,729	$-	$(1,920)	$26,809	2.13%		6.73
Agency mortgage backed securities	32,439	171	(34)	32,576	2.64		5.90
Corporate bonds	5,000	-	-	5,000	7.63		9.61
State and municipal obligations	1,149	-	(95)	1,054	4.25	(2)	13.58
Total	$67,317	$171	$(2,049)	$65,439	2.81	(2)	6.66

(1)	Average remaining duration to maturity, in years

(2)	Fully taxable-equivalent basis

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, as of March 31, 2014 (in thousands):

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency securities	$32,099	$(1,586)	$37,380	$(2,915)	$69,479	$(4,501)
Agency mortgage backed securities	19,190	(59)	-	-	19,190	(59)
Commercial mortgage backed securities	3,993	(50)	1,437	(19)	5,430	(69)
Corporate bonds	27,905	(82)	8,314	(187)	36,219	(269)
Covered bonds	9,756	(204)	-	-	9,756	(204)
State and municipal obligations	3,136	(99)	-	-	3,136	(99)
Equity securities	2,605	(320)	-	-	2,605	(320)
Total securities	$98,684	$(2,400)	$47,131	$(3,121)	$145,815	$(5,521)

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Declines in the fair value of held to maturity securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

There were 28 available for sale securities and 19 held to maturity securities in an unrealized loss position at March 31, 2014. Management does not intend to sell any of the securities classified as available for sale which have unrealized losses and believes that it is not likely that we will have to sell any such securities before a recovery of cost. The unrealized losses in all of these securities are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased and are not the result of deteriorated credit quality. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

Investment securities with an amortized cost of $110,302,000 and $106,163,000, as of March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes. The Company has $50,000,000 in letters of credit, which are used in lieu of securities to pledge against public deposits.

Investment securities with a book value of $22,000,000 were sold during the three months ended March 31, 2013. The Company recognized a gain of $208,000 on the sale of those securities. No investment securities were sold during the three months ended March 31, 2014.

Note 4 — Loans and Allowance for Credit Losses

Loans are summarized in the following table (in thousands) which reflects $52.6 million at March 31, 2014 and $56.0 million at December 31, 2013 of purchased credit-impaired (“PCI”) loans resulting from the acquisition of Security Savings Bank, SSB on October 1, 2013. Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered PCI loans.

	March 31, 2014			December 31, 2013
	Loans –			Loans –
	Excluding	PCI	Total	Excluding	PCI	Total
	PCI	Loans	Loans	PCI	Loans	Loans
Secured by owner-occupied nonfarm nonresidential properties	$271,924	$11,756	$283,680	$290,953	$12,023	$302,976
Secured by other nonfarm nonresidential properties	282,241	4,431	286,672	234,355	4,707	239,062
Other commercial and industrial	113,778	513	114,291	113,620	782	114,402
Total Commercial	667,943	16,700	684,643	638,928	17,512	656,440

Construction loans – 1 to 4 family residential	26,983	-	26,983	20,582	-	20,582
Other construction and land development	84,868	3,897	88,765	90,575	4,239	94,814
Total Real estate – construction	111,851	3,897	115,748	111,157	4,239	115,396

Closed-end loans secured by 1 to 4 family residential properties	329,478	23,021	352,499	334,127	24,205	358,332
Lines of credit secured by 1 to 4 family residential properties	203,341	6,774	210,115	205,524	7,588	213,112
Loans secured by 5 or more family residential properties	47,751	-	47,751	38,735	-	38,735
Total Real estate – mortgage	580,570	29,795	610,365	578,386	31,793	610,179

Credit cards	7,549	-	7,549	7,659	-	7,659
Other revolving credit plans	8,371	5	8,376	8,520	9	8,529
Other consumer loans	6,998	2,171	9,169	7,787	2,462	10,249
Total Consumer	22,918	2,176	25,094	23,966	2,471	26,437

All other loans	7,991	-	7,991	8,251	-	8,251
Total Other	7,991	-	7,991	8,251	-	8,251

Total loans	$1,391,273	$52,568	$1,443,841	$1,360,688	$56,015	$1,416,703

Nonperforming assets are summarized as follows (dollars in thousands):

	March 31,	December 31,
	2014	2013
Commercial nonaccrual loans, not restructured	$4,272	$2,542
Commercial nonaccrual loans, restructured	150	294
Non-commercial nonaccrual loans, not restructured	5,883	3,680
Non-commercial nonaccrual loans, restructured	351	391
Total nonaccrual loans	10,656	6,907
Troubled debt restructured, accruing	2,181	2,491
Total nonperforming loans	12,837	9,398
Real estate acquired in settlement of loans	5,633	7,566
Total nonperforming assets	$18,470	$16,964

Restructured loans, performing (1)	$2,492	$2,166
Loans past due 90 days or more and still accruing(2)	$2,067	$2,887

Nonperforming loans to loans held for investment	0.89%	0.66%
Nonperforming assets to total assets at end of period	0.91%	0.86%
Allowance for credit losses to nonperforming loans	190.35%	261.23%

(1)	Loans restructured in a prior year without an interest rate concession or forgiveness of debt that are performing in accordance with their restructured terms.

(2)	Loans past due 90 days or more and still accruing includes $2,048 and $2,834 of PCI loans as of March 31, 2014 and December 31, 2013, respectively.

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDRs”), and real estate acquired in settlement of loans. Loans are placed on nonaccrual status when (i) management has concerns relating to the ability to collect the loan principal and interest, and (ii) generally when such loans are 90 days or more past due. No assurance can be given, however, that economic conditions will not adversely affect borrowers and result in increased credit losses.

Commitments to lend additional funds to borrowers whose loans have been restructured were not material at March 31, 2014.

The aging of loans is summarized in the following tables (in thousands):

	Loans – Excluding PCI
	30-89 days	90+ days	Nonaccrual	Total past due		Total loans
March 31, 2014	past due	past due	Loans	+ nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$1,396	$-	$2,342	$3,738	$268,186	$271,924
Secured by other nonfarm nonresidential properties	76	-	1,039	1,115	281,126	282,241
Other commercial and industrial	263	-	1,041	1,304	112,474	113,778
Total Commercial	1,735	-	4,422	6,157	661,786	667,943

Construction loans – 1 to 4 family residential	-	-	-	-	26,983	26,983
Other construction and land development	602	-	253	855	84,013	84,868
Total Real estate – construction	602	-	253	855	110,996	111,851

Closed-end loans secured by 1 to 4 family residential properties	3,242	-	3,061	6,303	323,175	329,478
Lines of credit secured by 1 to 4 family residential properties	2,102	-	1,788	3,890	199,451	203,341
Loans secured by 5 or more family residential properties	-	-	937	937	46,814	47,751
Total Real estate – mortgage	5,344	-	5,786	11,130	569,440	580,570

Credit cards	59	19	-	78	7,471	7,549
Other revolving credit plans	27	-	103	130	8,241	8,371
Other consumer loans	56	-	92	148	6,850	6,998
Total Consumer	142	19	195	356	22,562	22,918

All other loans	-	-	-	-	7,991	7,991
Total Other	-	-	-	-	7,991	7,991

Total loans	$7,823	$19	$10,656	$18,498	$1,372,775	$1,391,273

	PCI Loans
	30-89 days	90+ days	Nonaccrual	Total past due		Total loans
March 31, 2014	past due	past due	Loans	+ nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$955	$88	$-	$1,043	$10,713	$11,756
Secured by other nonfarm nonresidential properties	-	216	-	216	4,215	4,431
Other commercial and industrial	13	-	-	13	500	513
Total Commercial	968	304	-	1,272	15,428	16,700

Construction loans – 1 to 4 family residential	-	-	-	-	-	-
Other construction and land development	150	73	-	223	3,674	3,897
Total Real estate – construction	150	73	-	223	3,674	3,897

Closed-end loans secured by 1 to 4 family residential properties	3,056	1,324	-	4,380	18,641	23,021
Lines of credit secured by 1 to 4 family residential properties	361	270	-	631	6,143	6,774
Loans secured by 5 or more family residential properties	-	-	-	-	-	-
Total Real estate – mortgage	3,417	1,594	-	5,011	24,784	29,795

Credit cards	-	-	-	-	-	-
Other revolving credit plans	-	-	-	-	5	5
Other consumer loans	-	77	-	77	2,094	2,171
Total Consumer	-	77	-	77	2,099	2,176

All other loans	-	-	-	-	-	-
Total Other	-	-	-	-	-	-

Total loans	$4,535	$2,048	$-	$6,583	$45,985	$52,568

	Total Loans
	30-89 days	90+ days	Nonaccrual	Total past due		Total loans
March 31, 2014	past due	past due	Loans	+ nonaccrual	Current	receivable
Secured by owner-occupied nonfarm nonresidential properties	$2,351	$88	$2,342	$4,781	$278,899	$283,680
Secured by other nonfarm nonresidential properties	76	216	1,039	1,331	285,341	286,672
Other commercial and industrial	276	-	1,041	1,317	112,974	114,291
Total Commercial	2,703	304	4,422	7,429	677,214	684,643

Construction loans – 1 to 4 family residential	-	-	-	-	26,983	26,983
Other construction and land development	752	73	253	1,078	87,687	88,765
Total Real estate – construction	752	73	253	1,078	114,670	115,748

Closed-end loans secured by 1 to 4 family residential properties	6,298	1,324	3,061	10,683	341,816	352,499
Lines of credit secured by 1 to 4 family residential properties	2,463	270	1,788	4,521	205,594	210,115
Loans secured by 5 or more family residential properties	-	-	937	937	46,814	47,751
Total Real estate – mortgage	8,761	1,594	5,786	16,141	594,224	610,365

Credit cards	59	19	-	78	7,471	7,549
Other revolving credit plans	27	-	103	130	8,246	8,376
Other consumer loans	56	77	92	225	8,944	9,169
Total Consumer	142	96	195	433	24,661	25,094

All other loans	-	-	-	-	7,991	7,991
Total Other	-	-	-	-	7,991	7,991

Total loans	$12,358	$2,067	$10,656	$25,081	$1,418,760	$1,443,841

	Loans – Excluding PCI
	30-89 days	90+ days	Nonaccrual	Total past due		Total loans
December 31, 2013	past due	past due	Loans	+ nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$1,170	$-	$1,948	$3,118	$287,835	$290,953
Secured by other nonfarm nonresidential properties	256	-	745	1,001	233,354	234,355
Other commercial and industrial	22	-	143	165	113,455	113,620
Total Commercial	1,448	-	2,836	4,284	634,644	638,928

Construction loans – 1 to 4 family residential	231	-	-	231	20,351	20,582
Other construction and land development	368	-	719	1,087	89,488	90,575
Total Real estate – construction	599	-	719	1,318	109,839	111,157

Closed-end loans secured by 1 to 4 family residential properties	4,691	41	2,326	7,058	327,069	334,127
Lines of credit secured by 1 to 4 family residential properties	1,825	-	899	2,724	202,800	205,524
Loans secured by 5 or more family residential properties	951	-	-	951	37,784	38,735
Total Real estate – mortgage	7,467	41	3,225	10,733	567,653	578,386

Credit cards	92	12	-	104	7,555	7,659
Other revolving credit plans	37	-	102	139	8,381	8,520
Other consumer loans	229	-	25	254	7,533	7,787
Total Consumer	358	12	127	497	23,469	23,966

All other loans	-	-	-	-	8,251	8,251
Total Other	-	-	-	-	8,251	8,251

Total loans	$9,872	$53	$6,907	$16,832	$1,343,856	$1,360,688

	PCI Loans
	30-89 days	90+ days	Nonaccrual	Total past due		Total loans
December 31, 2013	past due	past due	Loans	+ nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$95	$-	$-	$95	$11,928	$12,023
Secured by other nonfarm nonresidential properties	-	222	-	222	4,485	4,707
Other commercial and industrial	15	13	-	28	754	782
Total Commercial	110	235	-	345	17,167	17,512

Construction loans – 1 to 4 family residential	-	-	-	-	-	-
Other construction and land development	181	79	-	260	3,979	4,239
Total Real estate – construction	181	79	-	260	3,979	4,239

Closed-end loans secured by 1 to 4 family residential properties	2,484	1,634	-	4,118	20,087	24,205
Lines of credit secured by 1 to 4 family residential properties	132	795	-	927	6,661	7,588
Loans secured by 5 or more family residential properties	-	-	-	-	-	-
Total Real estate – mortgage	2,616	2,429	-	5,045	26,748	31,793

Credit cards	-	-	-	-	-	-
Other revolving credit plans	-	1	-	1	8	9
Other consumer loans	95	90	-	185	2,277	2,462
Total Consumer	95	91	-	186	2,285	2,471

All other loans	-	-	-	-	-	-
Total Other	-	-	-	-	-	-

Total loans	$3,002	$2,834	$-	$5,836	$50,179	$56,015

	Total Loans
	30-89 days	90+ days	Nonaccrual	Total past due		Total loans
December 31, 2013	past due	past due	Loans	+ nonaccrual	Current	receivable
Secured by owner-occupied nonfarm nonresidential properties	$1,265	$-	$1,948	$3,213	$299,763	$302,976
Secured by other nonfarm nonresidential properties	256	222	745	1,223	237,839	239,062
Other commercial and industrial	37	13	143	193	114,209	114,402
Total Commercial	1,558	235	2,836	4,629	651,811	656,440

Construction loans – 1 to 4 family residential	231	-	-	231	20,351	20,582
Other construction and land development	549	79	719	1,347	93,467	94,814
Total Real estate – construction	780	79	719	1,578	113,818	115,396

Closed-end loans secured by 1 to 4 family residential properties	7,175	1,675	2,326	11,176	347,156	358,332
Lines of credit secured by 1 to 4 family residential properties	1,957	795	899	3,651	209,461	213,112
Loans secured by 5 or more family residential properties	951	-	-	951	37,784	38,735
Total Real estate – mortgage	10,083	2,470	3,225	15,778	594,401	610,179

Credit cards	92	12	-	104	7,555	7,659
Other revolving credit plans	37	1	102	140	8,389	8,529
Other consumer loans	324	90	25	439	9,810	10,249
Total Consumer	453	103	127	683	25,754	26,437

All other loans	-	-	-	-	8,251	8,251
Total Other	-	-	-	-	8,251	8,251

Total loans	$12,874	$2,887	$6,907	$22,668	$1,394,035	$1,416,703

At March 31, 2014 and December 31, 2013 there were $5.2 million and $5.3 million, respectively, of loans classified as TDRs. A restructured loan is classified as a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. The Company monitors the performance of restructured loans on an ongoing basis. For loans classified as TDRs, the Company further evaluates the loans as performing or nonperforming. Loans retain their accrual status at the time of their restructuring. As a result, if a loan is on nonaccrual at the time it is restructured, it stays as nonaccrual; and if a loan is on accrual at the time of the restructuring, it generally stays on accrual. A restructured loan will be reclassified to nonaccrual if the loan becomes 90 days delinquent or other weaknesses are observed which make collection of principal and interest unlikely. Nonperforming TDRs originally classified as nonaccrual may be reclassified as accruing if, subsequent to restructuring, they experience six consecutive months of payment performance according to the restructured terms. Further, a TDR may be considered performing and subsequently removed from nonperforming status in years subsequent to the restructuring if it meets the following criteria:

•	At the time of restructuring, the loan was made at a market rate of interest for comparable risk;
•	The loan has shown at least six consecutive months of payment performance in accordance with the restructured terms; and

•	The loan has been included in the TDR disclosures for at least one Annual Report on Form 10-K

Restructurings of loans and their classification as TDRs are based on individual facts and circumstances. Loan restructurings that are classified as TDRs may involve an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal or interest payments, which the Company considers are concessions. All loans classified as TDRs were restructured due to financial difficulties experienced by the borrower. The Company had $2,492,000 and $2,166,000 of performing TDRs at March 31, 2014 and December 31, 2013, respectively, which were restructured in a prior year without an interest rate concession and were performing in accordance with their restructured terms.

The following table provides information about TDRs identified during the current and prior year period (in thousands, except number of contracts):

	Restructurings for the three months ended			Restructurings for the three months ended
	March 31, 2014			March 31, 2013
		Pre-	Post-		Pre-	Post-
		Restructuring	Restructuring		Restructuring	Restructuring
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
TDRs:
Real estate – construction	-	$-	$-	1	$460	$460
Real estate – mortgage	2	51	51	-	-	-
Total	2	$51	$51	1	$460	$460

The restructurings in the first quarter of 2014 involved deferral of interest payments, and the restructuring in the first quarter of 2013 involved an extension of terms.

A TDR is considered to be in default if it is 90 days or more past due at the end of any month during the reporting period.

No TDRs were restructured in the prior 12 months that subsequently defaulted during the three months ended March 31, 2014 or the three months ended March 31, 2013.

Interest is not typically accrued on nonperforming loans, as they are normally in nonaccrual status. However, interest may be accrued in certain circumstances on nonperforming TDRs, such as those that have an interest rate concession but are otherwise performing. Interest income on performing or nonperforming accruing TDRs is recognized consistent with any other accruing loan. Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on a loan is discontinued when, in management’s opinion, the borrower is not likely to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are placed on nonaccrual status when (i) management has concerns relating to the ability to collect the loan principal and interest, and (ii) generally when loans are 90 days or more past due. Interest income is subsequently recognized on a cash basis only to the extent payments are received and only if the loan is well secured. Commercial loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance (generally a minimum of six months) of interest and principal by the borrower in accordance with the contractual terms. Residential mortgage and consumer loans are typically returned to accrual status once they are no longer past due. There were $2.2 million in TDRs at March 31, 2014 and $3.5 million in TDRs at March 31, 2013 that were considered nonperforming and were accruing interest. The following table shows interest income recognized and received on these TDRs for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Recognized	Received	Recognized	Received
Interest Income:
Commercial	$3	$3	$13	$13
Real estate – construction	2	2	1	1
Real estate – mortgage	16	16	26	23
Total	$21	$21	$40	$37

The Company’s policy for impaired loan accounting subjects all loans to impairment recognition; however, loans with total credit exposure of less than $500,000 are generally not evaluated on an individual basis for levels of impairment. The Company generally considers loans 90 days or more past due, all nonaccrual loans and all TDRs to be impaired. All TDRs are evaluated on an individual basis for levels of impairment.

Loans specifically identified and evaluated for levels of impairment totaled $9.0 million and $5.9 million at March 31, 2014 and December 31, 2013, respectively, as detailed in the following tables (in thousands).

	Impaired Loans
		Unpaid		Average	Interest
	Recorded	Principal	Specific	Recorded	Recognized
	Balance	Balance	Allowance	Investment	for Quarter
March 31, 2014
Loans without a specific valuation allowance
Commercial	$1,465	$1,502	$-	$1,512	$8
Real estate – construction	474	474	-	490	8
Real estate – mortgage	862	862	-	909	2
Total	2,801	2,838	-	2,911	18

Loans with a specific valuation allowance
Commercial	1,779	1,886	280	1,787	10
Real estate – construction	151	151	8	188	3
Real estate – mortgage	4,223	4,223	1,031	4,281	32
Total	6,153	6,260	1,319	6,256	45

Total impaired loans
Commercial	3,244	3,388	280	3,299	18
Real estate – construction	625	625	8	678	11
Real estate – mortgage	5,085	5,085	1,031	5,190	34
Total	$8,954	$9,098	$1,319	$9,167	$63

	Impaired Loans
		Unpaid		Average	Interest
	Recorded	Principal	Specific	Recorded	Recognized
	Balance	Balance	Allowance	Investment	for Year
December 31, 2013
Loans without a specific valuation allowance
Commercial	$1,210	$1,246	$-	$1,261	$30
Real estate – construction	480	480	-	514	34
Real estate – mortgage	338	369	-	358	7
Total	2,028	2,095	-	2,133	71

Loans with a specific valuation allowance
Commercial	738	846	68	747	42
Real estate – construction	152	152	8	189	12
Real estate – mortgage	2,961	2,961	696	3,025	107
Total	3,851	3,959	772	3,961	161

Total impaired loans
Commercial	1,948	2,092	68	2,008	72
Real estate – construction	632	632	8	703	46
Real estate – mortgage	3,299	3,330	696	3,383	114
Total	$5,879	$6,054	$772	$6,094	$232

In the first quarter of 2014, the Company changed its methodology for allocating the allowance for credit losses by portfolio segment. Prior period allocations were revised to conform to the new methodology. The change in methodology did not change the total allowance for credit losses. The balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on the reserving method for the quarter ended March 31, 2014, the year ended December 31, 2013 and the quarter ended March 31, 2013 were as follows:

		Real Estate –	Real Estate –			Total
Allowance for credit losses:	Commercial	Construction	Mortgage	Consumer	Other	Allowance
March 31, 2014
Individually evaluated for impairment	$280	$8	$1,031	$-	$-	$1,319
Collectively evaluated for impairment	11,067	1,845	9,652	462	90	23,116
PCI	-	-	-	-	-	-
Total ending allowance	$11,347	$1,853	$10,683	$462	$90	$24,435
December 31, 2013
Individually evaluated for impairment	$68	$8	$696	$-	$-	$772
Collectively evaluated for impairment	11,412	2,019	9,783	469	95	23,778
PCI	-	-	-	-	-	-
Total ending allowance	$11,480	$2,027	$10,479	$469	$95	$24,550
March 31, 2013
Individually evaluated for impairment	$437	$36	$905	$17	$-	$1,395
Collectively evaluated for impairment	11,533	1,994	10,603	400	142	24,672
Total ending allowance	$11,970	$2,030	$11,508	$417	$142	$26,067

		Real Estate –	Real Estate –			Total
Recorded investment in loans:	Commercial	Construction	Mortgage	Consumer	Other	Loans
March 31, 2014
Individually evaluated for impairment	$3,244	$625	$5,085	$-	$-	$8,954
Collectively evaluated for impairment	664,699	111,226	575,485	22,918	7,991	1,382,319
PCI	16,700	3,897	29,795	2,176	-	52,568
Total recorded investment in loans	$684,643	$115,748	$610,365	$25,094	$7,991	$1,443,841
December 31, 2013
Individually evaluated for impairment	$1,948	$632	$3,299	$-	$-	$5,879
Collectively evaluated for impairment	636,980	110,525	575,087	23,966	8,251	1,354,809
PCI	17,512	4,239	31,793	2,471	-	56,015
Total recorded investment in loans	$656,440	$115,396	$610,179	$26,437	$8,251	$1,416,703
March 31, 2013
Individually evaluated for impairment	$6,200	$1,652	$7,903	$17	$-	$15,772
Collectively evaluated for impairment	545,465	78,907	498,876	24,212	6,655	1,154,115
Total recorded investment in loans	$551,665	$80,559	$506,779	$24,229	$6,655	$1,169,887

The following table summarizes, by internally assigned risk grade, the risk grade for loans for which the Company has assigned a risk grade (in thousands).

	March 31,					December 31,
	2014					2013
Loans – excluding PCI	Pass	Special Mention	Sub- standard	Doubtful	Total	Pass	Special Mention	Sub- Standard	Doubtful	Total
Commercial	$625,785	$25,947	$13,530	$210	$665,472	$592,221	$30,962	$15,044	$302	$638,529
Real estate – construction	91,846	2,582	5,313	-	99,741	82,483	8,628	2,288	-	93,399
Real estate – mortgage	96,437	4,012	2,006	-	102,455	84,999	4,243	5,168	-	94,410
Consumer	-	-	-	-	-	-	-	-	-	-
Other	7,223	-	-	-	7,223	7,373	-	-	-	7,373
Total	$821,291	$32,541	$20,849	$210	$874,891	$767,076	$43,833	$22,500	$302	$833,711

	March 31,					December 31,
	2014					2013
		Special	Sub-				Special	Sub-
PCI loans	Pass(1)	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$5,571	$4,320	$6,472	$275	$16,638	$5,451	$4,831	$7,031	$135	$17,448
Real estate – construction	1,540	1,666	558	15	3,779	1,568	1,743	731	198	4,240
Real estate – mortgage	2,961	2,410	4,974	487	10,832	2,811	2,361	5,739	499	11,410
Consumer	-	-	-	-	-	2	1	-	-	3
Other	-	-	-	-	-	-	-	-	-	-
Total	$10,072	$8,396	$12,004	$777	$31,249	$9,832	$8,936	$13,501	$832	$33,101

	March 31,					December 31,
	2014					2013
		Special	Sub-				Special	Sub-
Total loans	Pass	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$631,356	$30,267	$20,002	$485	$682,110	$597,672	$35,793	$22,075	$437	$655,977
Real estate – construction	93,386	4,248	5,871	15	103,520	84,051	10,371	3,019	198	97,639
Real estate – mortgage	99,398	6,422	6,980	487	113,287	87,810	6,604	10,907	499	105,820
Consumer	-	-	-	-	-	2	1	-	-	3
Other	7,223	-	-	-	7,223	7,373	-	-	-	7,373
Total	$831,363	$40,937	$32,853	$987	$906,140	$776,908	$52,769	$36,001	$1, 134	$866,812

(1) PCI loans in the Pass category are in the pre-watch risk grade, which is the lowest risk grade in the Pass category.

An analysis of the changes in the allowance for credit losses follows (in thousands):

	Beginning	Charge			Ending
	Balance	Offs	Recoveries	Provision	Balance
March 31, 2014
Loans – excluding PCI
Commercial	$11,480	$133	$373	$(373)	$11,347
Real estate – construction	2,027	4	70	(240)	1,853
Real estate – mortgage	10,479	523	197	530	10,683
Consumer	469	224	56	161	462
Other	95	-	3	(8)	90
Total	$24,550	$884	$699	$70	$24,435

PCI loans
Commercial	$-	$52	$-	$52	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	22	-	22	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$74	$-	$74	$-

Total loans
Commercial	$11,480	$185	$373	$(321)	$11,347
Real estate – construction	2,027	4	70	(240)	1,853
Real estate – mortgage	10,479	545	197	552	10,683
Consumer	469	224	56	161	462
Other	95	-	3	(8)	90
Total	$24,550	$958	$699	$144	$24,435

March 31, 2013
Commercial	$12,314	$223	$69	$(190)	$11,970
Real estate – construction	2,058	304	102	174	2,030
Real estate – mortgage	11,673	1,035	195	675	11,508
Consumer	466	454	73	332	417
Other	119	-	35	(12)	142
Total	$26,630	$2,016	$474	$979	$26,067

Loans totaling $3,486,000 and $3,530,000, as of March 31, 2014 and December 31, 2013, respectively, were held for sale, and stated at the lower of cost or market value on an individual basis.

Loans totaling $515,312,000 and $517,108,000, as of March 31, 2014 and December 31, 2013, respectively, were pledged to secure lines of credit with the Federal Home Loan Bank of Atlanta and Federal Reserve Bank of Richmond.

A summary of changes in the recorded investment of PCI loans for the three months ended March 31, 2014 follows (in thousands):

Three Months Ended March 31, 2014

Recorded investment, beginning of period	$56,015
Accretion	627
Reductions for repayments, foreclosures and decreases in fair value	(4,074)
Recorded investment, end of period	$52,568
Outstanding principal balance, end of period	$59,071

A summary of changes in the accretable yield for PCI loans for the three months ended March 31, 2014 follows (in thousands):

Three Months Ended March 31, 2014
Accretable yield, beginning of period	$14,462
Additions	-
Accretion	(627)
Reclassification of nonaccretable difference due to improvement in expected cash flows	103
Other changes, net	(465)
Accretable yield, end of period	$13,473

Note 5 — Deferred Tax Assets

Accounting Standards Codification Topic 740 requires that in considering the realizability of its deferred tax assets and evaluating the need for a valuation allowance, a company consider all positive and negative evidence to form a conclusion as to whether the realization of the deferred tax asset is more likely than not. A company must also assign weights to the various forms of evidence, based upon its ability to verify the evidence. Management evaluates the realizability of the Company’s recorded deferred tax assets on a regular basis. This evaluation includes a review of all available evidence, including recent historical financial performance and expected near-term levels of net interest margin, nonperforming assets, operating expenses, earnings and other factors. It also considers the items that have given rise to the deferred tax assets, as well as tax planning strategies.

Management has concluded that only a portion of the deferred tax assets associated with certain state net economic loss and contribution carryforwards should be impaired. Management has also concluded that the utilization of the remaining deferred tax assets is more likely than not.

Income tax expense for the quarters ended March 31, 2014 and 2013 was determined as follows (in thousands):

	First	First
	Quarter	Quarter
	2014	2013

Income tax expense (benefit) calculated	$1,900	$1,668
Deferred tax asset valuation adjustment	-	(1,668)
Income tax expense (benefit)	$1,900	$-

The significant components of the Company’s deferred tax assets at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	2014	2013
Deferred tax assets:
Allowance for credit losses	$9,383	$9,428
Writedowns on real estate acquired in settlement of loans	949	800
Interest on nonaccrual loans	262	227
Net operating losses	26,161	28,201
Other	7,403	7,404
Valuation allowance	(571)	(571)
Total	43,587	45,489

Deferred tax liabilities:
Net unrealized gain on available for sale securities	2,707	1,577
Other	7,125	7,133
Total	9,832	8,710
Net deferred tax assets	$33,755	$36,779

Note 6 — Stock Compensation Plans

The Company recorded $203,000 and $120,000 of stock-based compensation expense for the three-month periods ended March 31, 2014 and 2013, respectively. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related stock options or restricted stock grants and is reported within personnel expense. This expense had no impact on the Company’s reported cash flows. As of March 31, 2014, there was $1.4 million of unrecognized stock-based compensation expense. This expense will be fully recognized by December 31, 2016.

To determine the amounts recorded in the financial statements, the fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model. During the first quarter of 2014, no stock options were granted.

As of March 31, 2014, 382,488 restricted stock units were outstanding. The fair value of each restricted stock unit is the closing price of the Company’s Class A common stock on the grant date. The date of grant and the fair value of each restricted stock unit are as follows:

March 31, 2014
	Grant	Fair Value
Units	Date	Per Unit
18,840	02/09/11	$5.15
102,818	01/11/12	3.89
9,710	07/25/12	4.10
109,581	01/16/13	5.00
2,390	03/06/13	5.91
1,460	04/24/13	5.99
35,359	07/24/13	8.80
3,403	10/09/13	6.61
98,927	01/15/14	7.19
382,488

.

Note 7 — Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value for each class of the Company’s financial instruments.

Cash and cash equivalents. The carrying amounts for cash and due from banks approximate fair value because of the short maturities of those instruments.

Investment securities. The fair value of investment securities is based on quoted prices in active markets for identical assets, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities, corresponding to the “significant other observable inputs” definition of GAAP. If a quoted market price for a similar security is not available, fair value is estimated using “significant unobservable inputs” as defined by GAAP. The fair value of equity investments in the restricted stock of the Federal Home Loan Bank of Atlanta equals the carrying value based on the redemption provisions.

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

Impaired loans. The fair value of each impaired loan is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral, less selling and other handling costs, for certain collateral dependent loans less specific reserves.

Investments held in trust. Investments held in trust consist primarily of cash and cash equivalents, equity securities, and mutual fund investments, and are recorded at fair value and included in other assets. The purpose of these investments is to fund certain director and executive officer non-qualified retirement benefits and deferred compensation. For cash and cash equivalents, which have maturities of 90 days or less, their carrying amounts reported in the consolidated balance sheets approximate fair value and are categorized as Level 1. The fair value of other equity securities and mutual funds are valued based on quoted prices from the market and are categorized as Level 1.

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

Wholesale repurchase agreements, subordinated debt, junior subordinated notes and Federal Home Loan Bank of Atlanta borrowings. The fair values of these liabilities are estimated using the discounted values of the contractual cash flows. The discount rate is estimated using the rates currently in effect for similar borrowings.

The table below presents the estimated fair values of financial instruments as of March 31, 2014 and December 31, 2013 (in thousands):

		Estimated Fair Value
March 31, 2014	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$42,432	$42,432	$-	$-	$42,432
Investment securities	410,122	3,932	390,599	14,682	409,213
Loans	1,419,406	-	-	1,439,566	1,439,566
Loans held for sale	3,486	-	3,486	-	3,486
Investments held in trust	6,184	6,184	-	-	6,184
Financial liabilities:
Deposits	1,622,248	-	1,623,298	-	1,623,298
Federal funds purchased	6,500	6,500	-	-	6,500
Wholesale repurchase agreements	21,000	-	22,808	-	22,808
Subordinated debt	15,500	-	-	15,380	15,380
Junior subordinated notes	25,774	-	-	11,576	11,576
Federal Home Loan Bank borrowings	176,000	-	176,057	-	176,057

		Estimated Fair Value
December 31, 2013	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$33,513	$33,513	$-	$-	$33,513
Investment securities	368,866	2,845	349,155	14,988	366,988
Loans	1,392,153	-	-	1,414,109	1,414,109
Loans held for sale	3,530	-	3,530	-	3,530
Investments held in trust	6,184	6,184	-	-	6,184
Financial liabilities:
Deposits	1,553,996	-	1,555,221	-	1,555,221
Federal funds purchased	13,000	13,000	-	-	13,000
Wholesale repurchase agreements	21,000	-	22,915	-	22,915
Junior subordinated notes	25,774	-	-	11,279	11,279
Federal Home Loan Bank borrowings	170,000	-	170,253	-	170,253

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

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities at March 31, 2014	$3,932	$293,403	$9,687
Available for sale securities at December 31, 2013	2,845	288,716	9,988
Investments held in trust at March 31, 2014	6,184	-	-
Investments held in trust at December 31, 2013	6,184	-	-

The table below presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and the year ended December 31, 2013 (in thousands):

	Three Months	Twelve Months
	Ended	Ended
	March 31,	December 31,
	2014	2013

Available for sale securities
Beginning balance	$9,988	$7,685
Purchases	2,790	17,464
Acquisitions	-	2,090
Redemptions	(3,091)	(17,251)
Ending balance	$9,687	$9,988

The table below presents the assets measured at fair value on a non-recurring basis categorized by the level of inputs used in the valuation of each asset (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Loans held for sale at March 31, 2014	$-	$3,486	$-
Loans held for sale at December 31, 2013	-	3,530	-
Real estate acquired in settlement of loans at March 31, 2014	-	-	5,633
Real estate acquired in settlement of loans at December 31, 2013	-	-	7,566
Impaired loans, net of allowance at March 31, 2014	-	-	7,635
Impaired loans, net of allowance at December 31, 2013	-	-	5,107

Note 8 — Accumulated Other Comprehensive Income (Loss)

The balance of accumulated other comprehensive income, net of tax, at March 31, 2014 is comprised of $4,253,000 of unrealized gains on securities available for sale and $(3,645,000) for the funded status of pension plans. At December 31, 2013, the balance of accumulated other comprehensive income, net of tax, was comprised of $2,478,000 of unrealized gains on securities available for sale and $(3,635,000) for the funded status of pension plans.

Reclassifications from accumulated other comprehensive income (loss) for the three-month periods ended March 31, 2014 and 2013 are as follows (in thousands):

Details about accumulated other	Amount reclassified from accumulated other	Affected line item in the Consolidated
comprehensive income (loss)	comprehensive income (loss)	Statements of Income

Three months ended March, 2014
Unrealized gains (losses) on available for sale securities	$-	Gain on sales of investment securities
	-	Income tax expense (benefit)
	-	Net of tax

Amortization of post retirement benefit	$16	Personnel expense
	(6)	Income tax expense (benefit)
	$10	Net of tax

Total reclassifications for the period	$10

Three months ended March 31, 2013
Unrealized gains (losses) on available for sale securities	$208	Gain on sales of investment securities
	(82)	Income tax expense (benefit)
	$126	Net of tax

Amortization of post retirement benefit	$15	Personnel expense
	(6)	Income tax expense (benefit)
	$9	Net of tax

Total reclassifications for the period	$135

Note 9 — Capital Transactions

On March 14, 2014, the Company entered into a Subordinated Note Purchase Agreement with 14 accredited investors under which the Company issued an aggregate of $15.5 million of subordinated notes (the “Notes”) to the accredited investors, including members of the Company’s Board of Directors. The Notes have a maturity date of March 14, 2024. The Notes bear interest, payable on the 1st of January and July of each year, commencing July 1, 2014, at a fixed interest rate of 7.25% per year. The Notes are intended to qualify as Tier 2 capital for regulatory purposes.

On March 31, 2014, the Company redeemed of all of its remaining 15,000 outstanding shares of Series A preferred stock at the liquidation price of $1,000 per share for a total of $15,000,000, plus $172,500 of accrued and unpaid dividends.

Note 10 — Subsequent Events – Acquisition of CapStone Bank

On April 1, 2014, the Company completed its acquisition of CapStone Bank (“CapStone”), headquartered in Raleigh, North Carolina, with branches in Cary, Clinton, Fuquay-Varina and Raleigh. Under the terms of the Agreement and Plan of Combination and Reorganization, CapStone’s shareholders received 2.25 shares of the Company’s Class A common stock for each share of CapStone common stock. The Company issued approximately 8,074,233 shares of Class A common stock (based on 3,589,028 shares of CapStone common stock issued and outstanding as of the closing date) at a price of $7.14 per common share, the closing stock price of the Class A common stock on March 31, 2014. The implied value of the consideration received by CapStone shareholders was $16.065 per share of CapStone common stock. The total purchase price was $61.8 million, net of stock issuance costs of $352,000, including the conversion of 602,782 CapStone stock options having a fair value of $4.5 million. No cash was issued in the transaction other than an immaterial amount of cash paid in lieu of fractional shares. The acquisition was a tax-free transaction for the Company. Estimated acquisition-related expense is $6.2 million and will be recorded as noninterest expense as incurred.

The transaction will be accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of CapStone, as of April 1, 2014, will be recorded at their respective fair values, and the excess of the acquisition consideration over the fair value of CapStone’s net assets will be allocated to goodwill. For the acquisition of CapStone, estimated fair values of assets acquired and liabilities assumed are based on the information available, and the Company believes this information provides a reasonable basis for determining fair values. Management is evaluating these fair values, which are subject to revision as more detailed analyses are completed and additional information becomes available. Any changes resulting from the evaluation of these or other estimates as of the acquisition date may change the amount of the preliminary fair values recorded.

The following table summarizes the allocation of the pro forma purchase price to the assets acquired and the liabilities assumed based on their estimated fair values (in thousands):

April 1, 2014
Fair value of assets acquired :
Cash and cash equivalents	$6,198
Time deposits due from banks	18,250
Federal funds sold	1,000
Investment securities	49,511
Loans	292,848
Premises and equipment	3,185
Core deposit intangible	2,490
Real estate acquired in settlement of loans	165
Deferred tax assets	3,257
Other assets	4,357
Total assets acquired	381,261
Fair value of liabilities assumed:
Deposits	273,665
Borrowings from the Federal Home Loan Bank	61,268
Other liabilities	1,783
Total liabilities assumed	336,716
Net assets acquired	$44,545
Purchase price:	$61,776
Goodwill:	$17,231

Goodwill recorded for CapStone represents future revenues to be derived, including efficiencies that will result from combining operations, and other non-identifiable intangible assets.

Pro Forma

The following table reflects (in thousands) the pro forma total net interest income, noninterest income and net income for the three months ended March 31, 2014 and 2013 as though the acquisition of CapStone had taken place on January 1, 2013. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition actually taken place on January 1, 2013, nor of future results of operations.

	Three Months Ended March 31
	2014	2013
Net interest income	$20,235	$18,156
Noninterest income	4,560	9,795
Net income	3,478	4,859

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion presented herein is intended to provide an overview of the changes in financial condition and results of operations during the time periods required by Item 303 of Regulation S-K for NewBridge Bancorp (the “Company”) and its wholly-owned subsidiary NewBridge Bank (the “Bank”).

The consolidated financial statements also include the accounts and results of operations of the Bank’s wholly-owned subsidiary. This discussion and analysis is intended to complement the unaudited financial statements, notes and supplemental financial data in this Quarterly Report on Form 10-Q and should be read in conjunction therewith.

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

The Company cautions that the foregoing list of important factors is not exhaustive. See also those risk factors identified in the section headed “Risk Factors,” beginning on page 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 12, 2014 (the “Annual Report”). The Company undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time by or on behalf of the Company.

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

Application of Critical Accounting Policies

The accounting and reporting policies of the Company and its subsidiary comply with accounting principles generally accepted in the United States and conform to standards within the banking industry. The preparation of the financial information contained in this Quarterly Report on Form 10-Q requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s management evaluates these estimates on an ongoing basis. A summary of the allowance for credit losses, the most complex and subjective accounting policy of the Company, is discussed under the heading “Asset Quality and Allowance for Credit Losses” as well as in Note 4 of the Notes to Consolidated Financial Statements. Income taxes and the valuation allowance against deferred tax assets are discussed in Note 5 of the Notes to Consolidated Financial Statements. Business combination and the acquisition method of accounting are discussed in Note 10 of the Notes to Consolidated Financial Statements.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net Interest Income

Net interest income for the first quarter of 2014, on a taxable-equivalent basis, was $16.7 million, an increase of $1.6 million, or 10.3%, from $15.2 million for the first quarter of 2013. Average earning assets in the first quarter of 2014 increased $238.4 million, or 15.2%, to $1.81 billion, compared to $1.57 billion in the first quarter of 2013. Average interest-bearing liabilities for the first quarter of 2014 increased $271.0 million, or 21.2%, to $1.55 billion, compared to $1.28 billion for the first quarter of 2013. The increases in average earning assets and average interest-bearing liabilities and the resulting increase in net interest income are primarily due to the acquisition of Security Savings Bank, SSB (“Security Savings”) on October 1, 2013 and organic growth in the loan portfolio. Average loan balances grew $260.0 million from the same period last year, in part due to $131 million of average loans acquired from Security Savings.

Taxable-equivalent net interest margin decreased to 3.75% for the first quarter of 2014, compared to 3.92% for the first quarter of 2013, a decrease of 17 basis points. The interest rate spread decreased to 3.69% in the first quarter of 2014, compared to 3.83% in the first quarter of 2013, a decrease of 14 basis points. The decrease in net interest margin and interest rate spread was driven primarily by a lower yield on the loan portfolio, partially offset by a lower cost of funds rate. In addition, during the first quarter of 2014, reversal of interest income on loans placed on nonaccrual reduced interest income by $200,000, and accelerated premium amortization on investments reduced interest income by $153,000. By contrast, in the first quarter of 2013, the Company experienced a net recovery of $303,000 of interest income from nonaccruing loans that were repaid. The average yield on earning assets during the first quarter of 2014 decreased 20 basis points to 4.07% from 4.27% during the comparable period in 2013, while the average rate on interest-bearing liabilities decreased 6 basis points to 0.38% from 0.44%. The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three months ended March 31, 2014 and 2013.

(Fully taxable-equivalent basis(1), dollars in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Earning assets:
Loans receivable(2)	$1,428,862	$15,111	4.29%	$1,168,844	$13,426	4.66%
Taxable securities	354,886	2,713	3.06	364,874	2,749	3.01
Tax exempt securities	13,692	233	6.81	16,597	299	7.21
Federal Home Loan Bank stock	9,112	83	3.64	7,075	43	2.43
Interest-bearing bank balances	1,223	1	0.33	11,999	7	0.24

Total earning assets	1,807,775	18,141	4.07	1,569,389	16,524	4.27

Non-earning assets:
Cash and due from banks	30,798			24,412
Premises and equipment	43,822			35,446
Other assets	119,141			100,203
Allowance for credit losses	(24,703)			(26,827)

Total assets	$1,976,833	$18,141		$1,702,623	$16,524

Interest-bearing liabilities:
Savings deposits	$63,731	$8	0.05%	$45,453	$6	0.05%
NOW deposits	440,620	165	0.15	418,634	201	0.19
Money market deposits	353,183	149	0.17	324,589	155	0.19
Time deposits	481,377	535	0.45	339,445	426	0.51
Other borrowings	56,143	385	2.78	46,925	326	2.82
Borrowings from Federal
Home Loan Bank	151,655	186	0.50	100,647	253	1.02

Total interest-bearing liabilities	1,546,709	1,428	0.38	1,275,693	1,367	0.44

Other liabilities and shareholders’ equity:
Demand deposits	244,968			209,522
Other liabilities	15,842			20,354
Shareholders’ equity	169,314			197,054
Total liabilities and shareholders’ equity	$1,976,833	1,428		$1,702,623	1,367

Net interest income and net interest margin(3)		$16,713	3.75%		$15,157	3.92%

Interest rate spread(4)			3.69%			3.83%

(1)	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable-equivalent basis were $77 for 2014 and $100 for 2013.

(2)	The average loans receivable balances include nonaccruing loans. Amortization of loan fees, net of deferred costs, and other loan-related fees of $(2) and $1 for the three months ended March 31, 2014 and 2013, respectively, are included in interest income.

(3)	Net interest margin is computed by dividing net interest income by average earning assets.

(4)	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense

In the first quarter of 2014, noninterest income decreased 7.4% to $4.3 million, from $4.7 million during the same period in 2013. The Company recognized gains on the sale of investment securities of $208,000 during the first quarter of 2013. No investment securities were sold during the three months ended March 31, 2014. Retail banking income increased 6.4% to $2.6 million in the first quarter of 2014 from $2.4 million in the first quarter of 2013. Mortgage banking revenue decreased $429,000, or 76.9%, to $129,000 from $558,000 during the same period last year due to a lower level of mortgage loan production resulting from increases in interest rates. Wealth management revenue increased 11.5% to $716,000 in the first quarter of 2014 from $642,000 in the first quarter of 2013 as the division continued to increase assets under management to $226.9 million at March 31, 2014 from $200.1 million at March 31, 2013. The Company also had a net gain of $314,000 on other equity investments, which is reflected within other noninterest income, during the first quarter of 2014, compared to $269,000 during the same period in 2013.

In the first quarter of 2014, noninterest expense increased 10.3% to $15.5 million, from $14.0 million in the first quarter of 2013. Personnel expense increased 6.6% to $8.3 million, from $7.8 million in the prior year first quarter due primarily to the hiring of commercial lenders in the Raleigh and Charlotte markets, the addition of key lending personnel in the Piedmont Triad market, and the additional personnel resulting from the acquisition of Security Savings in October, 2013. Occupancy expense increased $172,000, or 17.0%, to $1.2 million, and furniture and equipment expense increased $88,000, or 10.7%, to $907,000 in the first quarter of 2014 from $1.0 million and $819,000, respectively, during the same period in 2013 due primarily to the acquisition of Security Savings. FDIC insurance expense declined $56,000, or 12.4%, to $397,000 in the first quarter of 2014, from $453,000 in the first quarter of 2013; in the fourth quarter of 2013, the Bank received a new risk rating, which reduced the Bank’s FDIC insurance assessments. Real estate acquired in settlement of loans expense increased to $398,000 in the first quarter of 2014, from $36,000 in the same period last year. Acquisition-related expense in the first quarter of 2014 was $88,000 with no comparable expense in the prior year period. Other noninterest expense increased $283,000, or 12.8%, to $2.5 million, compared to $2.2 million in the first quarter of 2013.

The following table presents the details of Other Noninterest Expense (in thousands):

	Three Months Ended
	March 31,		Percentage
	2014	2013	Variance

Other operating expenses:
Advertising	$267	$349	(23.5)%
Bankcard expense	118	110	7.3
Postage	210	192	9.4
Telephone	105	208	(49.5)
Amortization of core deposit intangible	270	182	48.4
Stationery, printing and supplies	115	116	(0.9)
Other expense	1,410	1,055	33.6
	$2,495	$2,212	12.8

Income Taxes

The Company recorded income tax expense of $1.9 million for the first quarter of 2014 at an effective tax rate of 35.5%. The effective tax rate for the first quarter of 2013 was 0.0% as the Company recorded the reversal of a portion of the impairment of its deferred tax asset to carry it at estimated realizable value.

Asset Quality and Allowance for Credit Losses

The Company’s allowance for credit losses, which is utilized to absorb actual losses in its loan portfolio, is analyzed monthly by management. This analysis includes a methodology that segments the loan portfolio into risk graded loans and homogeneous loan classifications and considers the current status of the portfolio, historical chargeoff experience, current levels of delinquent, impaired and nonperforming loans and their underlying collateral values, as well as economic and other risk factors. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology employed and other analytical measures in comparison to a group of peer banks. Due to the concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in North Carolina. No assurances can be given that future economic conditions will not adversely affect borrowers, and/or real estate values in North Carolina, and result in increases in credit losses and nonperforming asset levels.

In the fourth quarter of 2013, the Company implemented enhancements to the methodology for estimating the allowance for credit losses. These enhancements included several refinements to the data accumulation processes for determining the probability of default and loss given default for the various classes of loans that are more statistically sound than those previously employed. In addition, commercial risk graded loans are now segregated between those that are real estate secured and those that are not. A more robust identification of qualitative factors has also been embedded in the estimation process. Management believes these enhancements will improve the precision of the process for estimating the allowance. The revisions did not have a material impact on the allowances recorded at March 31, 2014 or December 31, 2013.

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

At March 31, 2014, the allowance for credit losses was $24.4 million, or 1.69% of loans held for investment, compared to $24.6 million, or 1.73% of loans held for investment at December 31, 2013, and $26.1 million, or 2.23% of loans held for investment at March 31, 2013. At March 31, 2014, the allowance for credit losses was 190.35% of nonperforming loans, 261.23% at December 31, 2013 and 134.47% at March 31, 2013. Based on analysis of the current loan portfolio and levels of problem assets and potential problem loans, management believes the allowance for credit losses is adequate. In the first quarter of 2014, the Company changed its methodology for allocating the allowance for credit losses by portfolio segment. Prior period allocations were revised to conform to the new methodology. The change in methodology did not change the total allowance for credit losses. Additional information regarding the allowance for credit losses is presented in the table headed “Asset Quality Analysis” on page 39.

Nonperforming loans totaled $12.8 million at March 31, 2014, compared to $9.4 million at December 31, 2013 and $19.4 million at March 31, 2013. Real estate acquired in settlement of loans was $5.6 million at March 31, 2014, $7.6 million at December 31, 2013, and $4.8 million at March 31, 2013. Approximately $550,000 was transferred from loans into real estate acquired in settlement of loans, and approximately $2.2 million of real estate acquired in settlement of loans was disposed of during the first three months of 2014. A net loss of $245,000 has been recorded on the disposition and writedowns of real estate acquired in settlement of loans in the current year, through March 31, 2014, compared to a net gain of $125,000 in the first quarter of 2013. The Company recorded $153,000 of expenses on real estate acquired in settlement of loans during the first three months of 2014, compared to $161,000 in the first quarter of 2013. Nonperforming assets (comprised of nonaccrual loans, restructured loans and real estate acquired in settlement of loans) totaled $18.5 million, or 0.91% of total assets, at March 31, 2014, compared to $17.0 million, or 0.86% of total assets, at December 31, 2013 and $24.2 million, or 1.41% of total assets, a year ago.

The Bank is well within the regulatory commercial real estate high concentration guidelines in land acquisition, development and construction (“AD&C portfolio”) loans, as well as total commercial real estate loans. At March 31, 2014, the Bank’s concentration levels were 58.47% and 243.99%, respectively, of total regulatory capital, which compares favorably to the interagency regulatory guidance maximum concentrations of 100% and 300%, respectively. The Bank’s AD&C portfolio totaled $115.7 million at March 31, 2014, including $30.0 million of speculative residential construction and residential acquisition and development.

The provision for credit losses charged to operations for the three months ended March 31, 2014 totaled $144,000, compared to $979,000 for the three months ended March 31, 2013. Net chargeoffs for the three months ended March 31, 2014 were $259,000, or 0.07% of average loans held for investment on an annualized basis, compared to net chargeoffs of $1.5 million, or 0.54% of average loans held for investment on an annualized basis, for the three months ended March 31, 2013.

Asset Quality Analysis

(Dollars in thousands)

	Beginning	Charge			Ending
	Balance	Offs	Recoveries	Provision	Balance
At or for the Quarter Ended March 31, 2014
Loans – excluding PCI
Commercial	$11,480	$133	$373	$(373)	$11,347
Real estate – construction	2,027	4	70	(240)	1,853
Real estate – mortgage	10,479	523	197	530	10,683
Consumer	469	224	56	161	462
Other	95	-	3	(8)	90
Total	$24,550	$884	$699	$70	$24,435

PCI loans
Commercial	$-	$52	$-	$52	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	22	-	22	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$74	$-	$74	$-

Total loans
Commercial	$11,480	$185	$373	$(321)	$11,347
Real estate – construction	2,027	4	70	(240)	1,853
Real estate – mortgage	10,479	545	197	552	10,683
Consumer	469	224	56	161	462
Other	95	-	3	(8)	90
Total	$24,550	$958	$699	$144	$24,435

At or for the Year Ended December 31, 2013
Loans – excluding PCI
Commercial	$12,314	$2,212	$1,260	$118	$11,480
Real estate – construction	2,058	1,308	496	781	2,027
Real estate – mortgage	11,673	3,552	1,544	814	10,479
Consumer	466	1,116	389	730	469
Other	119	338	66	248	95
Total	$26,630	$8,526	$3,755	$2,691	$24,550

PCI loans
Commercial	$-	$-	$-	$-	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$-	$-	$-	$-

Total loans
Commercial	$12,314	$2,212	$1,260	$118	$11,480
Real estate – construction	2,058	1,308	496	781	2,027
Real estate – mortgage	11,673	3,552	1,544	814	10,479
Consumer	466	1,116	389	730	469
Other	119	338	66	248	95
Total	$26,630	$8,526	$3,755	$2,691	$24,550

At or for the Quarter Ended March 31, 2013
Commercial	$12,314	$223	$69	$(190)	$11,970
Real estate – construction	2,058	304	102	174	2,030
Real estate – mortgage	11,673	1,035	195	675	11,508
Consumer	466	454	73	332	417
Other	119	0	35	(12)	142
Total	$26,630	$2,016	$474	$979	$26,067

	Three Months Ended March 31, 2014	Year Ended December 31, 2013	Three Months Ended March 31, 2013
Nonperforming Assets:
Commercial nonaccrual loans, not restructured	$4,272	$2,542	$4,593
Commercial nonaccrual loans, restructured	150	294	636
Non-commercial nonaccrual loans, not restructured	5,883	3,680	9,318
Non-commercial nonaccrual loans, restructured	351	391	1,366
Total nonaccrual loans	10,656	6,907	15,913
Troubled debt restructured, accruing	2,181	2,491	3,472
Total nonperforming loans	12,837	9,398	19,385
Real estate acquired in settlement of loans	5,633	7,566	4,781
Total nonperforming assets	$18,470	$16,964	$24,166

Asset Quality Percentages:
Nonperforming loans to loans held for investment at end of period	0.89%	0.66%	1.66%
Nonperforming assets to total assets at end of period	0.91%	0.86%	1.41%
Allowance for credit losses as a percentage of loans held for investment at end of period	1.69%	1.73%	2.23%
Allowance for credit losses to nonperforming loans	190.35%	261.23%	134.47%
Net chargeoffs as a percentage of average loans outstanding during the period (annualized for interim periods)	0.07%	0.42%	0.54%

Liquidity Management

Liquidity management refers to the policies and practices that ensure the Company has the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts. Deposit withdrawals, loan funding and general corporate activity create the primary needs for liquidity. Liquidity is derived from sources such as deposit growth; maturity, calls or sales of investment securities; principal and interest payments on loans; access to borrowed funds or lines of credit; and profits.

During the first three months of 2014, the Company had net cash provided by operating activities of $5.1 million, compared to $13.4 million of net cash provided by operating activities in the first three months of 2013. The decrease was primarily the result of proceeds from sales of loans held for sale in excess of originations of loans held for sale of $173,000 in the first quarter of 2014, compared to $7.6 million in the first quarter of 2013. There was a decrease in net income of $1.3 million and a reduction in the provision for credit losses of $835,000 for the first quarter of 2014 compared to the first quarter of 2013. The reduction in net income was primarily the result of $1.9 million of income tax expense for the first quarter of 2014 compared to no income tax expense for the first quarter of 2013 as the Company was recapturing an impairment valuation allowance against its deferred tax asset. For the first three months of 2014, there was a net loss of $245,000 related to real estate acquired in settlement of loans, compared to a net gain of $125,000 for the first three months of 2013. In addition, there were gains on sales of investment securities of $208,000 during the first quarter of 2013, while no securities were sold during the first quarter of 2014.

Net cash used in investing activities for the first three months of 2014 was $64.0 million, compared to net cash used in investing activities for the first three months of 2013 of $21.9 million. Cash outflows for the first quarter of 2014 included $45.2 million in purchases of securities, compared to $70.1 million in the first quarter of 2013. For the quarter ended March 31, 2014, cash inflows included $6.7 million in proceeds from sales, maturities, prepayments and calls of investment securities, compared to $63.8 million during the quarter ended March 31, 2013. During the first three months of 2014, there was an increase in loans held for investment of $27.6 million, compared to an increase of $17.1 million during the same period last year.

During the three months ended March 31, 2014, financing activities provided $67.9 million, compared to net cash used in financing activities of $1.2 million during the same period of 2013. Cash inflows for the first quarter of 2014 included a net increase of $68.3 million in deposits, compared to an increase in deposits of $20.5 million in the first quarter of 2013. During the quarter ended March 31, 2014, the Company had cash inflows of $15.0 million related to increased borrowing, compared to a decrease of $21.0 million in the quarter ended March 31, 2013. In the first three months of 2014, the Company had cash outflows of $15.0 million for redemption of its remaining 15,000 outstanding shares of Series A preferred stock.

Cash and cash equivalents totaled $42.4 million at March 31, 2014, compared to $33.5 million at December 31, 2013 and $30.0 million at March 31, 2013.

The Company had borrowing capacity of approximately $325.5 million with the Federal Home Loan Bank of Atlanta, of which approximately $99.5 million was available at March 31, 2014. These borrowings are collateralized by Federal Home Loan Bank of Atlanta stock, investment securities, qualifying residential 1 to 4 family first mortgage loans, qualifying multifamily first mortgage loans, qualifying commercial real estate loans, and qualifying home equity lines of credit and second mortgage loans. The Company provides various reports to the Federal Home Loan Bank of Atlanta on a regular basis to maintain the availability of the credit line. Each borrowing request is initiated through an advance application that is subject to their approval before funds are advanced under the line of credit. The Company also had $3.8 million of borrowing capacity through the Federal Reserve Bank System, of which none was used as of March 31, 2014. The line with the Federal Reserve Bank of Richmond is collateralized using qualified loans. In addition, the Company has $50.0 million in unsecured, overnight federal funds lines with correspondent banks.

Interest Rate Risk Management

Interest rate risk management is a part of the Company’s overall asset/liability management process. The primary oversight of asset/liability management rests with the Asset and Liability Committee, which is comprised of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and other senior executives. The Committee meets approximately monthly to review the asset/liability management activities and monitor compliance with established policies. Activities of the Asset and Liability Committee are reported to the Audit and Risk Management Committee of the Company and the Bank.

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

The Company uses several interest rate risk measurement tools provided by a national asset/liability management consultant to help manage this risk. The Company’s Asset/Liability policy provides guidance for acceptable levels of interest rate risk and potential remediations. Management provides the consultant with key assumptions, which are used as inputs into the measurement tools. The Company has not experienced any material changes in interest rate risk since the end of the fiscal year ended December 31, 2013.

The following table summarizes the results of the Company’s income simulation model as of December 31, 2013, the most currently available review date.

	Change in Net Interest Income
	Year 1	Year 2
Change in Market Interest Rates:
200 basis point ramped increase	1.26%	3.29%
Base case – no change	-	(1.35)%
100 basis point ramped decrease	(0.32)%	(6.05)%

Capital Resources and Shareholders’ Equity

On March 14, 2014, the Company entered into a Subordinated Note Purchase Agreement with 14 accredited investors under which the Company issued an aggregate of $15.5 million of subordinated notes (the “Notes”) to the accredited investors, including members of the Company’s Board of Directors. The Notes have a maturity date of March 14, 2024. The Notes bear interest, payable on the 1st of January and July of each year, commencing July 1, 2014, at a fixed interest rate of 7.25% per year. The Notes are intended to qualify as Tier 2 capital for regulatory purposes.

On March 31, 2014, the Company redeemed of all of its remaining 15,000 outstanding shares of Series A preferred stock at the liquidation price of $1,000 per share for a total of $15,000,000, plus $172,500 of accrued and unpaid dividends.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The North Carolina Commissioner of Banks, the Board of Governors of the Federal Reserve System and the FDIC, which are the primary banking regulatory agencies for the Bank and the Company, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines.

As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of March 31, 2014.

	Regulatory Capital
	Well Capitalized	Adequately Capitalized	Company	Bank

Total Capital	10.0%	8.0%	11.62%	11.27%
Tier 1 Capital	6.0	4.0	9.38	10.01
Leverage Capital	5.0	4.0	7.69	8.21

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of future period net interest income or other comprehensive income.

The Company considers interest rate risk to be its most significant market risk, which is discussed under the heading “Interest Rate Risk Management” on page 41.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management, including its CEO, CFO and Chief Accounting Officer (“CAO”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Combination and Reorganization dated as of November 1, 2013, by and among CapStone Bank, NewBridge Bancorp and NewBridge Bank, incorporated herein by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on November 1, 2013 (SEC File No. 000-11448).

3.1	Articles of Incorporation, and amendments thereto, incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

3.2	Articles of Merger of FNB with and into LSB, including amendments to the Articles of Incorporation, as amended, incorporated herein by reference to Exhibit 3.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

3.3	Amended and Restated Bylaws adopted by the Board of Directors on August 17, 2004 and amended on July 23, 2008 (with identified Bylaw approved by the shareholders) incorporated herein by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009 (SEC File No. 000-11448).

3.4	Articles of Amendment, filed with the North Carolina Department of the Secretary of State on December 12, 2008, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

3.5	Articles of Amendment to Designate the Terms of the Series B Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock and Series C Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on November 30, 2012 (SEC File No. 000-11448).

3.6	Articles of Amendment, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on February 21, 2013 (SEC File No. 000-11448).

4.1	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.02 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.2	Guarantee Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.03 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.3	Indenture, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.04 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.4	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.5	Certificate of Designation for the Class B Common Stock, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on February 21, 2013 (SEC File No. 000-11448).

4.6	Specimen Certificate of Class A Common Stock, no par value, incorporated herein by reference to Exhibit 4.6 of the Annual Report on Form 10-K filed with the SEC on March 12, 2014 (SEC File No. 000-11448).

4.7	Form of Subordinated Note, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on March 14, 2014 (SEC File No. 000-11448).

10.1	Benefit Equivalency Plan of FNB Southeast, effective January 1, 1994, incorporated herein by reference to Exhibit 10 of the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the SEC (SEC File No. 000-13086).*

10.2	1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1995, filed with the SEC on March 28, 1996 (SEC File No. 000-11448).*

10.3	Omnibus Equity Compensation Plan, incorporated herein by reference to Exhibit 10(B) of the Annual Report on Form 10-KSB40 for the fiscal year ended December 31, 1996, filed with the SEC on March 31, 1997 (SEC File No. 000-13086).*

10.4	Amendment to Benefit Equivalency Plan of FNB Southeast, effective January 1, 1998, incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 25, 1999 (SEC File No. 000-13086).*

10.5	Amendment Number 1 to 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).*

10.6	Long Term Stock Incentive Plan for certain senior management employees of FNB Southeast, incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003 (SEC File No. 000-13086).*

10.7	Form of Stock Option Award Agreement for a Director adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.8	Form of Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.9	Form of Amendment to the applicable Grant Agreements under the 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.10	Form of Amendment to the Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.11	Restated Form of Director Fee Deferral Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.12	Form of Stock Appreciation Rights Award Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.13	FNB Amended and Restated Directors Retirement Policy, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.14	Amendment to the FNB Directors and Senior Management Deferred Compensation Plan Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, FNB Southeast and FNB, dated July 31, 2007, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.15	Directors and Senior Management Deferred Compensation Plan Trust Agreement between FNB Southeast and Morgan Trust Company, incorporated herein by reference to Exhibit 99.7 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.16	Second Amendment to the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, NewBridge Bancorp and NewBridge Bank, which is incorporated herein by reference to Exhibit 99.8 of the current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.17	NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.18	First Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.10 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.19	NewBridge Bancorp Amended and Restated Long Term Stock Incentive Plan, formerly the “FNB Long Term Stock Incentive Plan” (the “2006 Omnibus Plan”), incorporated herein by reference to Exhibit 10.27 of the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 (SEC File No. 000-11448).*

10.20	Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.44 of the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.21	Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.45 of the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.22	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and David P. Barksdale, dated January 12, 2012, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on January 30, 2012 (SEC File No. 000-11448).*

10.23	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and Ramsey K. Hamadi, dated March 2, 2012, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on March 2, 2012 (SEC File No. 000-11448).*

10.24	Second Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 11, 2012, incorporated herein by reference to Exhibit 10.33 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.25	Third Amendment to the Trust Agreement for the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy, effective March 5, 2012, incorporated herein by reference to Exhibit 10.34 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.26	Appointment of Successor Trustee under the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management dated March 5, 2012, incorporated herein by reference to Exhibit 10.35 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.27	Second Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.36 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.28	Third Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.37 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.29	Fourth Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.38 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.30	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and Pressley A. Ridgill, executed September 9, 2009, and effective January 1, 2013, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 5, 2012 (SEC File No. 000-11448).*

10.31	Form of Securities Purchase Agreement, dated November 1, 2012, between NewBridge Bancorp and certain investors, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 1, 2012 (SEC File No. 000-11448).

10.32	Form of Registration Rights Agreement, dated November 1, 2012, between NewBridge Bancorp and certain investors, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on November 1, 2012 (SEC File No. 000-11448).

10.33	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and William W. Budd, Jr., executed February 8, 2013, and effective March 5, 2013, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on February 11, 2013 (SEC File No. 000-11448).*

10.34	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and Robin S. Hager, executed February 8, 2013, and effective August 1, 2013, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on February 11, 2013 (SEC File No. 000-11448).*

10.35	Third Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 23, 2013, incorporated herein by reference to Exhibit 10.35 of the Annual Report on Form 10-K filed with the SEC on March 12, 2014 (SEC File No. 000-11448).*

10.36	Form of Subordinated Note Purchase Agreement, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on March 14, 2014 (SEC File No. 000-11448).

10.37	CapStone Bank 2006 Incentive Stock Option Plan, incorporated herein by reference to Exhibit 99.1 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

10.38	CapStone Bank 2006 Nonstatutory Stock Option Plan, incorporated herein by reference to Exhibit 99.2 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

10.39	Patriot State Bank 2007 Incentive Stock Option Plan, incorporated herein by reference to Exhibit 99.3 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

10.40	Patriot State Bank 2007 Nonstatutory Stock Option Plan, incorporated herein by reference to Exhibit 99.4 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Financial Statements filed in XBRL format.

* Management contract and compensatory arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2014	NEWBRIDGE BANCORP
(Registrant)

	By:	/s/ Ramsey K. Hamadi
Name: Ramsey K. Hamadi
Title: Senior Executive Vice President and Chief Financial Officer
(Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Financial Statements submitted in XBRL format.

