Form 10-Q
period 2014-06-30
NEWBRIDGE BANCORP
filed 2014-08-07
CIK 714530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2014

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

At August 6, 2014, the registrant had 33,985,293 shares of Class A Common Stock outstanding and 3,186,748 shares of Class B Common Stock outstanding.

NEWBRIDGE BANCORP

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

NewBridge Bancorp and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30,
	2014	December 31,
	(Unaudited)	2013
Assets
Cash and due from banks	$39,866	$29,598
Interest-bearing bank balances	1,475	3,915
Investment certificates of deposit	18,204	-
Loans held for sale	5,733	3,530
Available for sale investment securities	353,431	301,549
Held to maturity investment securities (market value of $116,759 and $65,439 at June 30, 2014 and December 31, 2013, respectively)	115,767	67,317
Loans	1,726,550	1,416,703
Less allowance for credit losses	(22,944)	(24,550)
Net loans	1,703,606	1,392,153
Premises and equipment	46,509	44,236
Goodwill and other intangible assets	27,942	8,315
Real estate acquired in settlement of loans	3,585	7,566
Bank-owned life insurance	52,277	48,161
Deferred tax assets	35,436	36,779
Other assets	25,262	22,113
Total assets	$2,429,093	$1,965,232

Liabilities
Noninterest-bearing deposits	$301,038	$240,979
NOW deposits	477,372	439,624
Savings and money market deposits	472,355	421,527
Time deposits	604,818	451,866
Total deposits	1,855,583	1,553,996
Borrowings from the Federal Home Loan Bank	229,000	170,000
Other borrowings	103,274	59,774
Accrued expenses and other liabilities	16,585	14,670
Total liabilities	2,204,442	1,798,440

Shareholders’ Equity
Preferred stock – Authorized 30,000,000 shares no par value	-	15,000
Series A preferred stock
Reserved – 52,372 shares liquidation preference $1,000 per share; issued and outstanding – none at 6/30/14 and 15,000 at 12/31/2013
Common stock	275,092	210,297
Class A, no par value – Authorized 90,000,000 shares; issued and outstanding – 33,949,443 at 6/30/2014 and 25,291,568 at 12/31/2013
Class B, no par value – Authorized 10,000,000 shares; issued and outstanding – 3,186,748 at 6/30/2014 and 12/31/2013
Directors’ deferred compensation plan	(324)	(468)
Accumulated deficit	(52,605)	(56,880)
Accumulated other comprehensive income (loss)	2,488	(1,157)
Total shareholders’ equity	224,651	166,792
Total liabilities and shareholders’ equity	$2,429,093	$1,965,232

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Income

(Unaudited; dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Interest Income
Interest and fees on loans	$18,506	$13,740	$33,617	$27,166
Interest on investment securities
Taxable	3,297	2,779	6,093	5,571
Tax exempt	280	181	436	380
Interest bearing bank balances and federal funds sold	40	6	41	13
Total interest income	22,123	16,706	40,187	33,130

Interest Expense
Deposits	1,050	722	1,907	1,510
Borrowings from the Federal Home Loan Bank	180	244	366	497
Other borrowings	638	330	1,023	656
Total interest expense	1,868	1,296	3,296	2,663
Net interest income	20,255	15,410	36,891	30,467
Provision for credit losses	600	1,037	744	2,016
Net interest income after provision for credit losses	19,655	14,373	36,147	28,451

Noninterest Income
Retail banking	2,673	2,553	5,252	4,978
Mortgage banking services	241	487	370	1,045
Wealth management services	713	608	1,429	1,250
Gain on sales of investment securities	-	70	-	278
Bank-owned life insurance	329	330	777	790
Other	250	167	704	547
Total noninterest income	4,206	4,215	8,532	8,888

Noninterest Expense
Personnel	9,645	7,508	17,986	15,335
Occupancy	1,241	1,024	2,427	2,039
Furniture and equipment	948	852	1,855	1,670
Technology and data processing	1,173	1,053	2,290	2,039
Legal and professional	925	755	1,463	1,428
FDIC insurance	416	432	813	885
Real estate acquired in settlement of loans	(62)	(473)	336	(437)
Acquisition-related	4,812	-	4,900	-
Other	2,945	2,412	5,440	4,624
Total noninterest expense	22,043	13,563	37,510	27,583
Income before income taxes	1,818	5,025	7,169	9,756
Income tax expense (benefit)	657	(6,601)	2,557	(6,601)
Net Income	1,161	11,626	4,612	16,357
Dividends and accretion on preferred stock	-	(679)	(337)	(1,408)
Net Income available to common shareholders	$1,161	$10,947	$4,275	$14,949

Earnings per share
Basic	$0.03	$0.38	$0.13	$0.60
Diluted	$0.03	$0.38	$0.13	$0.51

Weighted average shares outstanding
Basic	36,808,785	28,461,665	32,671,233	24,778,917
Diluted	37,382,568	29,139,456	33,266,976	29,430,095

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited; dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net Income	$1,161	$11,626	$4,612	$16,357
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains on securities:
Unrealized holding gains (losses) arising during period, net of tax of $1,203, $(3,248), $2,334, and $(3,299), respectively	1,889	(4,978)	3,664	(5,056)
Reclassification adjustment for (gains) losses included in net income, net of tax of $0, $(28), $0, and $(110), respectively	-	(42)	-	(168)
Defined benefit pension plans:
Amortization of post retirement benefit, net of tax of $6, $6, $12 and $12, respectively	(9)	(10)	(19)	(19)
Total other comprehensive income (loss)	1,880	(5,030)	3,645	(5,243)
Comprehensive Income	$3,041	$6,596	$8,257	$11,114

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2014 and 2013

(Unaudited; dollars in thousands)

								Directors’		Accumulated
	Preferred	Preferred	Preferred	Common Stock				Deferred		Other	Total
	Stock	Stock	Stock	Class A	Class B		Paid-In	Comp	Accumulated	Comprehensive	Shareholders’
	Series A	Series B	Series C	Shares	Shares	Amount	Capital	Plan	Deficit	Income (Loss)	Equity
Balances at December 31, 2012	$52,089	$42,246	$14,022	15,655,868	-	$78,279	$83,259	$(468)	$(75,697)	$2,284	$196,014
Net Income									16,357		16,357
Change in accumulated other comprehensive income (loss) net of deferred income taxes										(5,243)	(5,243)
Conversion of preferred stock		(42,246)	(14,022)	9,601,262	3,186,748	139,527	(83,259)				-
Expense of stock issuance						(117)					(117)
Redemption of preferred stock	(37,372)								(100)		(37,472)
Dividends and accretion on preferred stock	244								(1,408)		(1,164)
Repurchase of stock warrant						(7,779)					(7,779)
Stock issuance pursuant to restricted stock units				34,438		(78)					(78)
Excess tax benefits from stock-based awards						26					26
Stock-based compensation						154					154
Balances at June 30, 2013	$14,961	$-	$-	25,291,568	3,186,748	$210,012	$-	$(468)	$(60,848)	$(2,959)	$160,698
Balances at December 31, 2013	$15,000	$-	$-	25,291,568	3,186,748	$210,297	$-	$(468)	$(56,880)	$(1,157)	$166,792
Net Income									4,612		4,612
Change in accumulated other comprehensive income (loss) net of deferred income taxes										3,645	3,645
Redemption of preferred stock	(15,000)										(15,000)
Dividends on preferred stock									(337)		(337)
Acquisition of CapStone Bank				8,075,228		62,264					62,264
Expense of stock issuance						(367)					(367)
Exercise of stock options				570,395		2,309					2,309
Stock issuance pursuant to restricted stock units				12,252		(49)					(49)
Excess tax benefits from stock-based awards						249					249
Stock-based compensation						389					389
Distributions								144			144
Balances at June 30, 2014	$-	$-	$-	33,949,443	3,186,748	$275,092	$-	$(324)	$(52,605)	$2,488	$224,651

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited; dollars in thousands)

	Six Months Ended
	June 30
	2014	2013

Cash Flow from operating activities
Net Income	$4,612	$16,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,865	1,763
Securities premium amortization and discount accretion, net	384	270
(Gain) loss on sales of securities	-	(278)
Earnings on bank-owned life insurance	(777)	(790)
Mortgage banking services	(370)	(1,045)
Originations of loans held for sale	(39,879)	(53,770)
Proceeds from sales of loans held for sale	38,046	58,373
Accretion on acquired loans	(2,535)	-
Excess tax benefits from stock-based awards	(249)	(26)
Deferred income tax expense (benefit)	2,571	(6,601)
Writedowns and (gains) losses on sales of real estate acquired in settlement of loans, net	117	(736)
Provision for credit losses	744	2,016
Stock-based compensation	389	154
(Increase) decrease in income taxes receivable	103	-
(Increase) decrease in interest earned but not received	(140)	(139)
Increase (decrease) in interest accrued but not paid	(58)	(49)
Net (increase) decrease in other assets	(1,355)	(1,269)
Net increase (decrease) in other liabilities	(218)	(1,528)
Net cash provided by (used in) operating activities	4,250	12,702

Cash Flow from investing activities
Purchases of securities available for sale	(19,696)	(88,967)
Purchases of securities held to maturity	(50,871)	(28,901)
Proceeds from sales of securities available for sale	9,045	25,272
Proceeds from maturities, prepayments and calls of securities available for sale	13,637	99,776
Proceeds from maturities, prepayments and calls of securities held to maturity	2,460	-
Net (increase) decrease in loans	(18,336)	(49,474)
Cash received from acquisition	6,198	-
Purchases of premises and equipment	(1,154)	(1,492)
Proceeds from sales of premises and equipment	352	687
Proceeds from sales of real estate acquired in settlement of loans	4,988	4,525
Net cash provided by (used in) investing activities	(53,377)	(38,574)

Cash Flow from financing activities
Net increase (decrease) in demand deposits and NOW accounts	15,360	19,475
Net increase (decrease) in savings and money market accounts	(27,971)	26,714
Net increase (decrease) in time deposits	41,117	(13,215)
Net increase (decrease) in borrowings from Federal Home Loan Bank	(2,000)	25,300
Net increase (decrease) in other borrowings	43,500	-
Dividends paid	(337)	(1,164)
Redemption of preferred stock	(15,000)	(37,472)
Repurchase of stock warrant	-	(7,779)
Exercise of stock options	2,309	-
Excess tax benefits from stock-based awards	249	26
Cash paid in lieu of issuing shares pursuant to restricted stock units	(49)	(78)
Common stock distributed	144	-
Expense of stock issuance	(367)	(117)
Net cash provided by (used in) financing activities	56,955	11,690
Increase (decrease) in cash and cash equivalents	7,828	(14,182)
Cash and cash equivalents at the beginning of the period	33,513	39,791
Cash and cash equivalents at the end of the period	$41,341	$25,609

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited; dollars in thousands)

	Six Months Ended
	June 30
	2014	2013

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$3,219	$2,712
Income taxes	-	-

Supplemental disclosures of noncash transactions
Transfer of loans to real estate acquired in settlement of loans	$914	$2,967
Unrealized gains (losses) on securities available for sale:
Change in securities available for sale	5,998	(8,633)
Change in deferred income taxes	(2,334)	3,409
Change in shareholders’ equity	(3,664)	5,224
Conversion of preferred stock	-	56,268
Acquisition:
Fair value of assets acquired	381,080	-
Fair value of liabilities assumed	336,730	-

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and provisions for credit losses considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Recent accounting pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” This Update provides guidance on when an in-substance repossession or foreclosure occurs, which requires the mortgage loan to be derecognized and the related real estate be recognized. The amendments clarify that an in-substance repossession or foreclosure occurs upon either (i) a creditor obtaining legal title to the residential real estate or (ii) the borrower conveying all interest in the residential real estate through a deed in lieu of foreclosure (or a similar legal agreement). Creditors must disclose the amount of foreclosed residential real estate held as well as the amount of collateralized loans for which foreclosure is in process. The amendments are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The amendments can be adopted on either a modified retrospective or a prospective method, and early adoption is permitted. This Update will require additional disclosure by the Company but will not otherwise materially affect our financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 660).” This Update sets new guidance to clarify principles for recognizing revenue and develops a common revenue standard with the International Accounting Standards Board. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently evaluating the effect of adopting ASU 2014-09 on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (Topic 860).” The amendments in this Update require two accounting changes. First, the amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. Also, the amendments in this Update require disclosure for certain transactions accounted for as a sale and for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings. The accounting changes and the disclosure for certain transactions accounted for as a sale in this Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014 and for interim periods beginning after March 15, 2015. Early adoption for a public business entity is prohibited. The Company is currently evaluating the effect of adopting ASU 2014-11 on its consolidated financial statements.

Reclassification

Certain items for 2013 have been reclassified to conform to the 2014 presentation. Such reclassifications had no effect on net income, total assets or shareholders’ equity as previously reported.

Note 2 – Business Combinations and Acquisitions

On April 1, 2014, the Company completed its acquisition of CapStone Bank (“CapStone”), headquartered in Raleigh, North Carolina, with branches in Cary, Clinton, Fuquay-Varina and Raleigh. Under the terms of the Agreement and Plan of Combination and Reorganization, CapStone’s shareholders received 2.25 shares of the Company’s Class A common stock for each share of CapStone common stock. The Company issued 8,075,228 shares of Class A common stock (based on 3,589,028 shares of CapStone common stock issued and outstanding as of the closing date) at a price of $7.14 per common share, the closing stock price of the Class A common stock on March 31, 2014. The implied value of the consideration received by CapStone shareholders was $16.065 per share of CapStone common stock. The total purchase price was $62.3 million, including the conversion of 617,270 CapStone stock options having a fair value of $4.6 million. No cash was issued in the transaction other than an immaterial amount of cash paid in lieu of fractional shares. The acquisition was a tax-free transaction.

The transaction was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of CapStone, as of April 1, 2014, were recorded at their respective fair values, and the excess of the acquisition consideration over the fair value of CapStone’s net assets was allocated to goodwill. For the acquisition of CapStone, estimated fair values of assets acquired and liabilities assumed are based on the information available, and the Company believes this information provides a reasonable basis for determining fair values. Management is evaluating these fair values, which are subject to revision as more detailed analyses are completed and additional information becomes available. Any changes resulting from the evaluation of these or other estimates as of the acquisition date may change the amount of the preliminary fair values recorded.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and the liabilities assumed based on their estimated fair values (dollars in thousands, except per share data):

April 1, 2014
Fair value of assets acquired :
Cash and cash equivalents	$6,198
Investment certificates of deposit	18,250
Federal funds sold	1,000
Investment securities	49,357
Loans	292,848
Premises and equipment	3,185
Core deposit intangible	2,490
Real estate acquired in settlement of loans	164
Deferred tax assets	3,231
Other assets	4,357
Total assets acquired	381,080
Fair value of liabilities assumed:
Deposits	273,665
Borrowings from the Federal Home Loan Bank	61,268
Other liabilities	1,797
Total liabilities assumed	336,730
Net assets acquired:	$44,350
Purchase price:
Common shares issued	8,075,228
Purchase price per share of the Company’s common stock	$7.14
Company common stock issued and cash exchanged for fractional shares	57,658
Fair value of converted stock options	4,606
Total purchase price	$62,264
Goodwill:	$17,914

Purchased credit-impaired (“PCI”) loans acquired totaled $65.8 million at estimated fair value, and acquired performing loans totaling $227.0 million at estimated fair value were not credit impaired. The gross contractual amount receivable for PCI loans and acquired performing loans was $70.6 million and $230.5 million, respectively, as of the acquisition date. For the acquired performing loans, the best estimate at acquisition date of contractual cash flows not expected to be collected is $2.5 million. Goodwill recorded for CapStone represents future revenues to be derived, including efficiencies that will result from combining operations, and other non-identifiable intangible assets. None of the goodwill is expected to be deductible for tax purposes. It is not practicable to present the revenue and earnings of CapStone since the acquisition as CapStone has not been maintained as a separate accounting entity.

Pro Forma

The following tables reflect (dollars in thousands) the pro forma total net interest income, noninterest income and net income for the three months and six months ended June 30, 2014 and 2013 as though the acquisition of CapStone had taken place on January 1, 2013. The pro forma results are not adjusted for acquisition-related expense, and are not necessarily indicative of the results of operations that would have occurred had the acquisition actually taken place on January 1, 2013, nor of future results of operations.

	Three Months Ended June 30
	2014	2013

Net interest income	$20,253	$19,030
Noninterest income	4,206	4,450
Net income	1,195	12,421

	Six Months Ended June 30
	2014	2013

Net interest income	$40,488	$37,187
Noninterest income	8,766	14,120
Net income	4,673	22,201

Acquisition-related expense during the first six months of 2014 totaled $4.9 million. These costs are recorded as noninterest expense as incurred. There was no acquisition-related expense during the first six months of 2013. The components of acquisition-related expense for 2014 are as follows (dollars in thousands):

Personnel	$1,584
Furniture and equipment	13
Technology and data processing	2,674
Legal and professional	488
Marketing	6
Stationery, printing and supplies	62
Travel, dues and subscriptions	37
Other	36

Total acquisition-related expense	$4,900

Note 3 — Net Income Per Share

Basic and diluted net income per share are computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options or warrants were exercised, restricted stock vested or convertible preferred stock converted, resulting in the issuance of common stock sharing in the net income of the Company. A summary of basic and diluted net income per share follows (dollars in thousands, except per share data):

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2014	2013	2014	2013
Basic:
Net income available to common shareholders	$1,161	$10,947	$4,275	$14,949
Weighted average shares outstanding	36,808,785	28,461,665	32,671,233	24,778,917
Net income per share, basic	$0.03	$0.38	$0.13	$0.60
Diluted:
Net income available to common shareholders	$1,161	$10,947	$4,275	$14,949
Weighted average shares outstanding	36,808,785	28,461,665	32,671,233	24,778,917
Effect of dilutive securities:
Stock options	450,711	63	479,566	-
Restricted stock units	123,072	76,352	116,177	81,506
Warrant	-	601,376	-	895,769
Convertible preferred stock	-	-	-	3,673,903
Weighted average shares outstanding and dilutive potential shares outstanding	37,382,568	29,139,456	33,266,976	29,430,095
Net income per share, diluted	$0.03	$0.38	$0.13	$0.51

Note 4 — Investment Securities

Investment securities consist of the following (dollars in thousands):

		Available for Sale – June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)

U.S. government agency securities	$49,604	$-	$(2,034)	$47,570	2.05%		7.22
Agency mortgage backed securities	21,822	1,483	-	23,305	3.84		4.26
Collateralized mortgage obligations	11,893	351	-	12,244	3.85		3.99
Commercial mortgage backed securities	34,064	1,583	(7)	35,640	3.40		3.06
Corporate bonds	119,750	4,792	(16)	124,526	3.78		3.80
Covered bonds	49,956	2,645	(85)	52,516	3.49		2.45
State and municipal obligations	34,522	851	(22)	35,351	5.00	(2)	4.96
Total debt securities	321,611	11,705	(2,164)	331,152	3.56	(2)	4.20
Federal Home Loan Bank stock	12,416	-	-	12,416
Other equity securities	9,351	732	(220)	9,863
Total investment securities	$343,378	$12,437	$(2,384)	$353,431

		Available for Sale – December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)

U.S. government agency securities	$49,094	$-	$(4,562)	$44,532	2.07%		7.67
Agency mortgage backed securities	14,217	1,261	-	15,478	5.09		2.83
Collateralized mortgage obligations	6,611	163	-	6,774	5.63		2.60
Commercial mortgage backed securities	38,367	1,123	(102)	39,388	3.32		3.36
Corporate bonds	105,772	4,066	(572)	109,266	3.83		4.13
Covered bonds	49,937	2,924	(233)	52,628	3.49		2.90
State and municipal obligations	15,836	161	(301)	15,696	6.46	(2)	7.94
Total debt securities	279,834	9,698	(5,770)	283,762	3.65	(2)	4.55
Federal Home Loan Bank stock	9,988	-	-	9,988
Other equity securities	7,672	596	(469)	7,799
Total	$297,494	$10,294	$(6,239)	$301,549

		Held to Maturity – June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)

U.S. government agency securities	$32,750	$99	$(585)	$32,264	2.16%		5.21
Agency mortgage backed securities	58,410	1,309	(7)	59,712	2.56		5.33
Corporate bonds	18,475	135	-	18,610	4.28		5.41
Covered bonds	4,982	19	-	5,001	2.08		4.38
State and municipal obligations	1,150	22	-	1,172	4.25	(2)	10.19
Total	$115,767	$1,584	$(592)	$116,759	2.72	(2)	5.31

		Held to Maturity – December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)

U.S. government agency securities	$28,729	$-	$(1,920)	$26,809	2.13%		6.73
Agency mortgage backed securities	32,439	171	(34)	32,576	2.64		5.90
Corporate bonds	5,000	-	-	5,000	7.63		9.61
State and municipal obligations	1,149	-	(95)	1,054	4.25	(2)	13.58
Total	$67,317	$171	$(2,049)	$65,439	2.81	(2)	6.66

(1) Average duration to expected call or maturity, in years

(2) Fully taxable-equivalent basis

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, as of June 30, 2014 (in thousands):

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency securities	$-	$-	$68,366	$(2,619)	$68,366	$(2,619)
Agency mortgage backed securities	481	(7)	-	-	481	(7)
Commercial mortgage backed securities	-	-	1,445	(7)	1,445	(7)
Corporate bonds	2,020	(7)	14,991	(9)	17,011	(16)
Covered bonds	-	-	4,895	(85)	4,895	(85)
State and municipal obligations	1,657	(22)	-	-	1,657	(22)
Equity securities	1,022	(6)	1,683	(214)	2,705	(220)
Total securities	$5,180	$(42)	$91,380	$(2,934)	$96,560	$(2,976)

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

There were 23 available for sale securities and nine held to maturity securities in an unrealized loss position at June 30, 2014. Management does not intend to sell any of the securities classified as available for sale which have unrealized losses and believes that it is not likely that we will have to sell any such securities before a recovery of cost. The unrealized losses in all of these securities are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased and are not the result of deteriorated credit quality. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

Investment securities with an amortized cost of $110.7 million and $106.2 million, as of June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes. The Company has $51.0 million in letters of credit, which are used in lieu of securities to pledge against public deposits.

CapStone investment securities having a book value of $9.2 million were sold immediately following the acquisition to reposition the portfolio at no recorded gain or loss. No other investment securities were sold during the six months ended June 30, 2014. Investment securities with a book value of $25.0 million were sold during the six months ended June 30, 2013. The Company recognized a gain of $278,000 on the sales of those securities in 2013.

Note 5 — Loans and Allowance for Credit Losses

Loans are summarized in the following table (dollars in thousands) which reflects $108.3 million at June 30, 2014 of PCI loans resulting from the acquisition of Security Savings Bank, SSB (“Security Savings”) on October 1, 2013 and the acquisition of CapStone on April 1, 2014, and $56.0 million at December 31, 2013 of PCI loans resulting from the acquisition of Security Savings; loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered PCI loans:

	June 30, 2014			December 31, 2013
	Loans –			Loans –
	Excluding	PCI	Total	Excluding	PCI	Total
	PCI	Loans	Loans	PCI	Loans	Loans
Secured by owner-occupied nonfarm nonresidential properties	$313,554	$23,344	$336,898	$290,953	$12,023	$302,976
Secured by other nonfarm nonresidential properties	332,518	22,438	354,956	234,355	4,707	239,062
Other commercial and industrial	133,978	9,416	143,394	113,620	782	114,402
Total Commercial	780,050	55,198	835,248	638,928	17,512	656,440

Construction loans – 1 to 4 family residential	44,761	1,669	46,430	20,582	-	20,582
Other construction and land development	100,396	4,252	104,648	90,575	4,239	94,814
Total Real estate – construction	145,157	5,921	151,078	111,157	4,239	115,396

Closed-end loans secured by 1 to 4 family residential properties	382,821	33,182	416,003	334,127	24,205	358,332
Lines of credit secured by 1 to 4 family residential properties	224,714	6,791	231,505	205,524	7,588	213,112
Loans secured by 5 or more family residential properties	50,805	5,077	55,882	38,735	-	38,735
Total Real estate – mortgage	658,340	45,050	703,390	578,386	31,793	610,179

Credit cards	7,923	-	7,923	7,659	-	7,659
Other revolving credit plans	10,087	32	10,119	8,520	9	8,529
Other consumer loans	8,595	2,133	10,728	7,787	2,462	10,249
Total Consumer	26,605	2,165	28,770	23,966	2,471	26,437

All other loans	8,064	-	8,064	8,251	-	8,251
Total Other	8,064	-	8,064	8,251	-	8,251

Total Loans	$1,618,216	$108,334	$1,726,550	$1,360,688	$56,015	$1,416,703

Nonperforming assets are summarized as follows (dollars in thousands):

	June 30, 2014	December 31, 2013
Commercial nonaccrrual loans, not restructured	$2,602	$2,542
Commercial nonaccrual loans, restructured	144	294
Non-commercial nonaccrual loans, not restructured	5,954	3,680
Non-commercial nonaccrual loans, restructured	431	391
Total nonaccrual loans	9,131	6,907
Troubled debt restructured, accruing	2,162	2,491
Total nonperforming loans	11,293	9,398
Real estate acquired in settlement of loans	3,585	7,566
Total nonperforming assets	$14,878	$16,964

Restructured loans performing (1)	$2,501	$2,166
Loans past due 90 days or more still accruing(2)	$2,936	$2,887

Nonperforming loans to loans held for investment	0.65%	0.66%
Nonperforming assets to total assets at end of period	0.61%	0.86%
Allowance for credit losses to nonperforming loans	203.17%	261.23%

(1)	Loans restructured in a previous year without an interest rate concession or forgiveness of debt that are performing in accordance with their modified terms.

(2)	Loans past due 90 days or more and still accruing includes $2,787 and $2,834 of PCI loans as of June 30, 2014 and December 31, 2013, respectively.

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

Commitments to lend additional funds to borrowers whose loans have been restructured were not material at June 30, 2014.

The aging of loans is summarized in the following tables (dollars in thousands):

Loans – Excluding PCI
June 30, 2014
	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$95	$-	$1,898	$1,993	$311,561	$313,554
Secured by other nonfarm nonresidential properties	514	-	755	1,269	331,249	332,518
Other commercial and industrial	1,634	-	93	1,727	132,251	133,978
Total Commercial	2,243	-	2,746	4,989	775,061	780,050

Construction loans – 1 to 4 family residential	-	-	-	-	44,761	44,761
Other construction and land development	271	-	393	664	99,732	100,396
Total Real estate – construction	271	-	393	664	144,493	145,157

Closed-end loans secured by 1 to 4 family residential properties	3,262	114	3,417	6,793	376,028	382,821
Lines of credit secured by 1 to 4 family residential properties	1,341	-	1,671	3,012	221,702	224,714
Loans secured by 5 or more family residential properties	-	-	729	729	50,076	50,805
Total Real estate – mortgage	4,603	114	5,817	10,534	647,806	658,340

Credit cards	48	35	-	83	7,840	7,923
Other revolving credit plans	50	-	102	152	9,935	10,087
Other consumer loans	21	-	73	94	8,501	8,595
Total Consumer	119	35	175	329	26,276	26,605

All other loans	-	-	-	-	8,064	8,064
Total Other	-	-	-	-	8,064	8,064

Total Loans	$7,236	$149	$9,131	$16,516	$1,601,700	$1,618,216

PCI Loans
June 30, 2014
	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$895	$518	$-	$1,413	$21,931	$23,344
Secured by other nonfarm nonresidential properties	-	93	-	93	22,345	22,438
Other commercial and industrial	25	-	-	25	9,391	9,416
Total Commercial	920	611	-	1,531	53,667	55,198

Construction loans – 1 to 4 family residential	-	-	-	-	1,669	1,669
Other construction and land development	112	56	-	168	4,084	4,252
Total Real estate – construction	112	56	-	168	5,753	5,921

Closed-end loans secured by 1 to 4 family residential properties	1,364	1,894	-	3,258	29,924	33,182
Lines of credit secured by 1 to 4 family residential properties	50	201	-	251	6,540	6,791
Loans secured by 5 or more family residential properties	-	-	-	-	5,077	5,077
Total Real estate – mortgage	1,414	2,095	-	3,509	41,541	45,050

Credit cards	-	-	-	-	-	-
Other revolving credit plans	-	-	-	-	32	32
Other consumer loans	6	25	-	31	2,102	2,133
Total Consumer	6	25	-	31	2,134	2,165

All other loans	-	-	-	-	-	-
Total Other	-	-	-	-	-	-

Total Loans	$2,452	$2,787	$-	$5,239	$103,095	$108,334

Total Loans
June 30, 2014
	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$990	$518	$1,898	$3,406	$333,492	$336,898
Secured by other nonfarm nonresidential properties	514	93	755	1,362	353,594	354,956
Other commercial and industrial	1,659	-	93	1,752	141,642	143,394
Total Commercial	3,163	611	2,746	6,520	828,728	835,248

Construction loans – 1 to 4 family residential	-	-	-	-	46,430	46,430
Other construction and land development	383	56	393	832	103,816	104,648
Total Real estate – construction	383	56	393	832	150,246	151,078

Closed-end loans secured by 1 to 4 family residential properties	4,626	2,008	3,417	10,051	405,952	416,003
Lines of credit secured by 1 to 4 family residential properties	1,391	201	1,671	3,263	228,242	231,505
Loans secured by 5 or more family residential properties	-	-	729	729	55,153	55,882
Total Real estate – mortgage	6,017	2,209	5,817	14,043	689,347	703,390

Credit cards	48	35	-	83	7,840	7,923
Other revolving credit plans	50	-	102	152	9,967	10,119
Other consumer loans	27	25	73	125	10,603	10,728
Total Consumer	125	60	175	360	28,410	28,770

All other loans	-	-	-	-	8,064	8,064
Total Other	-	-	-	-	8,064	8,064

Total Loans	$9,688	$2,936	$9,131	$21,755	$1,704,795	$1,726,550

Loans – Excluding PCI
December 31, 2013
	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$1,170	$-	$1,948	$3,118	$287,835	$290,953
Secured by other nonfarm nonresidential properties	256	-	745	1,001	233,354	234,355
Other commercial and industrial	22	-	143	165	113,455	113,620
Total Commercial	1,448	-	2,836	4,284	634,644	638,928

Construction loans – 1 to 4 family residential	231	-	-	231	20,351	20,582
Other construction and land development	368	-	719	1,087	89,488	90,575
Total Real estate – construction	599	-	719	1,318	109,839	111,157

Closed-end loans secured by 1 to 4 family residential properties	4,691	41	2,326	7,058	327,069	334,127
Lines of credit secured by 1 to 4 family residential properties	1,825	-	899	2,724	202,800	205,524
Loans secured by 5 or more family residential properties	951	-	-	951	37,784	38,735
Total Real estate – mortgage	7,467	41	3,225	10,733	567,653	578,386

Credit cards	92	12	-	104	7,555	7,659
Other revolving credit plans	37	-	102	139	8,381	8,520
Other consumer loans	229	-	25	254	7,533	7,787
Total Consumer	358	12	127	497	23,469	23,966

All other loans	-	-	-	-	8,251	8,251
Total Other	-	-	-	-	8,251	8,251

Total Loans	$9,872	$53	$6,907	$16,832	$1,343,856	$1,360,688

PCI Loans
December 31, 2013
	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$95	$-	$-	$95	$11,928	$12,023
Secured by other nonfarm nonresidential properties	-	222	-	222	4,485	4,707
Other commercial and industrial	15	13	-	28	754	782
Total Commercial	110	235	-	345	17,167	17,512

Construction loans – 1 to 4 family residential	-	-	-	-	-	-
Other construction and land development	181	79	-	260	3,979	4,239
Total Real estate – construction	181	79	-	260	3,979	4,239

Closed-end loans secured by 1 to 4 family residential properties	2,484	1,634	-	4,118	20,087	24,205
Lines of credit secured by 1 to 4 family residential
properties	132	795	-	927	6,661	7,588
Loans secured by 5 or more family residential properties	-	-	-	-	-	-
Total Real estate – mortgage	2,616	2,429	-	5,045	26,748	31,793

Credit cards	-	-	-	-	-	-
Other revolving credit plans	-	1	-	1	8	9
Other consumer loans	95	90	-	185	2,277	2,462
Total Consumer	95	91	-	186	2,285	2,471

All other loans	-	-	-	-	-	-
Total Other	-	-	-	-	-	-

Total Loans	$3,002	$2,834	$-	$5,836	$50,179	$56,015

Total Loans
December 31, 2013
	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$1,265	$-	$1,948	$3,213	$299,763	$302,976
Secured by other nonfarm nonresidential properties	256	222	745	1,223	237,839	239,062
Other commercial and industrial	37	13	143	193	114,209	114,402
Total Commercial	1,558	235	2,836	4,629	651,811	656,440

Construction loans – 1 to 4 family residential	231	-	-	231	20,351	20,582
Other construction and land development	549	79	719	1,347	93,467	94,814
Total Real estate – construction	780	79	719	1,578	113,818	115,396

Closed-end loans secured by 1 to 4 family residential properties	7,175	1,675	2,326	11,176	347,156	358,332
Lines of credit secured by 1 to 4 family residential properties	1,957	795	899	3,651	209,461	213,112
Loans secured by 5 or more family residential properties	951	-	-	951	37,784	38,735
Total Real estate – mortgage	10,083	2,470	3,225	15,778	594,401	610,179

Credit cards	92	12	-	104	7,555	7,659
Other revolving credit plans	37	1	102	140	8,389	8,529
Other consumer loans	324	90	25	439	9,810	10,249
Total Consumer	453	103	127	683	25,754	26,437

All other loans	-	-	-	-	8,251	8,251
Total Other	-	-	-	-	8,251	8,251

Total Loans	$12,874	$2,887	$6,907	$22,668	$1,394,035	$1,416,703

At June 30, 2014 and December 31, 2013 there were $5.2 million and $5.3 million, respectively, of loans classified as TDRs. A restructured loan is classified as a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. The Company monitors the performance of restructured loans on an ongoing basis. For loans classified as TDRs, the Company further evaluates the loans as performing or nonperforming. Loans retain their accrual status at the time of their restructuring. As a result, if a loan is on nonaccrual at the time it is restructured, it stays as nonaccrual; and if a loan is on accrual at the time of the restructuring, it generally stays on accrual. A restructured loan will be reclassified to nonaccrual if the loan becomes 90 days delinquent or other weaknesses are observed which make collection of principal and interest unlikely. Nonperforming TDRs originally classified as nonaccrual may be reclassified as accruing if, subsequent to restructuring, they experience six consecutive months of payment performance according to the restructured terms. Further, a TDR may be considered performing and subsequently removed from nonperforming status in years subsequent to the restructuring if it meets the following criteria:

•	At the time of restructuring, the loan was made at a market rate of interest for comparable risk;
•	The loan has shown at least six consecutive months of payment performance in accordance with the restructured terms; and
•	The loan has been included in the TDR disclosures for at least one Annual Report on Form 10-K

Restructurings of loans and their classification as TDRs are based on individual facts and circumstances. Loan restructurings that are classified as TDRs may involve an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal or interest payments, which the Company considers are concessions. All loans classified as TDRs were restructured due to financial difficulties experienced by the borrower. The Company had $2.5 million and $2.2 million of performing TDRs at June 30, 2014 and December 31, 2013, respectively, which were restructured in a prior year without an interest rate concession and were performing in accordance with their restructured terms.

The following table provides information about loans first classified as TDRs during the current and prior year three-month and six-month periods (dollars in thousands):

	Restructurings for the Three Months Ended			Restructurings for the Three Months Ended
	June 30, 2014			June 30, 2013
	Number of Contracts	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Number of Contracts	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
TDRs:
Commercial	-	$-	$-	1	$732	$265
Real estate – mortgage	1	132	125	1	97	97
Total	1	$132	$125	2	$829	$362

	Restructurings for the Six Months Ended			Restructurings for the Six Months Ended
	June 30, 2014			June 30, 2013
	Number of Contracts	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Number of Contracts	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
TDRs:
Commercial	-	$-	$-	1	$732	$265
Real estate – construction	-	-	-	1	460	460
Real estate – mortgage	3	183	176	1	97	97
Total	3	$183	$176	3	$1,289	$822

Newly restructured TDRs in the second quarter of 2014 consisted of one loan involving a forgiveness of principal. The two newly restructured TDRs in the first quarter of 2014 involved deferral of interest payments. The newly restructured TDRs in the second quarter and first six months of 2013 each involved an extension of the term of the loan.

A TDR is considered to be in default if it is 90 days or more past due at the end of any month during the reporting period.

No TDRs were restructured in the prior 12 months that subsequently defaulted during the three months or six months ended June 30, 2014, or the three months or six months ended June 30, 2013.

Interest is not typically accrued on nonperforming loans, as they are normally in nonaccrual status. However, interest may be accrued in certain circumstances on nonperforming TDRs, such as those that have an interest rate concession but are otherwise performing. Interest income on performing or nonperforming accruing TDRs is recognized consistent with any other accruing loan. Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on a loan is discontinued when, in management’s opinion, the borrower is not likely to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are placed on nonaccrual status when (i) management has concerns relating to the ability to collect the loan principal and interest, and (ii) generally when loans are 90 days or more past due. Interest income is subsequently recognized on a cash basis only to the extent payments are received and only if the loan is well secured. Commercial loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance (generally a minimum of six months) of interest and principal by the borrower in accordance with the contractual terms. Residential mortgage and consumer loans are typically returned to accrual status once they are no longer past due. There were $2.2 million in TDRs at June 30, 2014 and $2.6 million in TDRs at June 30, 2013 that were considered nonperforming and were accruing interest. The following table shows interest income recognized and received on these TDRs for the three months and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013
	Recognized	Received	Recognized	Received
Interest Income:
Commercial	$3	$3	$4	$4
Real estate – construction	2	2	-	-
Real estate – mortgage	17	17	21	20
Total	$22	$22	$25	$24

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
	Recognized	Received	Recognized	Received
Interest Income:
Commercial	$6	$6	$17	$17
Real estate – construction	4	4	1	1
Real estate – mortgage	33	33	47	43
Total	$43	$43	$65	$61

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

Loans specifically identified and evaluated for levels of impairment totaled $8.0 million and $5.9 million at June 30, 2014 and December 31, 2013, respectively, as detailed in the following tables (dollars in thousands).

	Impaired Loans
June 30, 2014	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment	Interest Recognized Year to Date
Loans without a specific valuation allowance
Commercial	$1,420	$1,500	$-	$1,478	$23
Real estate – construction	662	1,038	-	682	16
Real estate – mortgage	1,322	1,863	-	1,419	3
Total	3,404	4,401	-	3,579	42

Loans with a specific valuation allowance
Commercial	571	678	19	581	19
Real estate – construction	151	151	8	187	6
Real estate – mortgage	3,899	3,899	1,041	3,983	54
Total	4,621	4,728	1,068	4,751	79

Total impaired loans
Commercial	1,991	2,178	19	2,059	42
Real estate – construction	813	1,189	8	869	22
Real estate – mortgage	5,221	5,762	1,041	5,402	57
Total	$8,025	$9,129	$1,068	$8,330	$121

	Impaired Loans
December 31, 2013	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment	Interest Recognized Year to Date
Loans without a specific valuation allowance
Commercial	$1,210	$1,246	$-	$1,261	$30
Real estate – construction	480	480	-	514	34
Real estate – mortgage	338	369	-	358	7
Total	2,028	2,095	-	2,133	71

Loans with a specific valuation allowance
Commercial	738	846	68	747	42
Real estate – construction	152	152	8	189	12
Real estate – mortgage	2,961	2,961	696	3,025	107
Total	3,851	3,959	772	3,961	161

Total impaired loans
Commercial	1,948	2,092	68	2,008	72
Real estate – construction	632	632	8	703	46
Real estate – mortgage	3,299	3,330	696	3,383	114
Total	$5,879	$6,054	$772	$6,094	$232

In the first quarter of 2014, the Company changed its methodology for allocating the allowance for credit losses by portfolio segment. Prior period allocations were revised to conform to the new methodology. The change in methodology did not change the total allowance for credit losses. The balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on the reserving method as of June 30, 2014, December 31, 2013 and June 30, 2013 were as follows:

Allowance for credit losses	Commercial	Real Estate – Construction	Real Estate – Mortgage	Consumer	Other	Total Allowance
June 30, 2014
Individually evaluated for impairment	$19	$8	$1,041	$-	$-	$1,068
Collectively evaluated for impairment	10,245	1,763	9,313	469	86	21,876
PCI	-	-	-	-	-	-
Total ending allowance	$10,264	$1,771	$10,354	$469	$86	$22,944

December 31, 2013
Individually evaluated for impairment	$68	$8	$696	$-	$-	$772
Collectively evaluated for impairment	11,412	2,019	9,783	469	95	23,778
PCI	-	-	-	-	-	-
Total ending allowance	$11,480	$2,027	$10,479	$469	$95	$24,550

June 30, 2013
Individually evaluated for impairment	$527	$35	$864	$10	$-	$1,436
Collectively evaluated for impairment	11,760	2,042	10,618	398	141	24,959
Total ending allowance	$12,287	$2,077	$11,482	$408	$141	$26,395

Recorded investment in loans	Commercial	Real Estate – Construction	Real Estate – Mortgage	Consumer	Other	Total Loans
June 30, 2014
Individually evaluated for impairment	$1,991	$813	$5,221	$-	$-	$8,025
Collectively evaluated for impairment	778,059	144,344	653,119	26,605	8,064	1,610,191
PCI	55,198	5,921	45,050	2,165	-	108,334
Total recorded investment in loans	$835,248	$151,078	$703,390	$28,770	$8,064	$1,726,550

December 31, 2013
Individually evaluated for impairment	$1,948	$632	$3,299	$-	$-	$5,879
Collectively evaluated for impairment	636,980	110,525	575,087	23,966	8,251	1,354,809
PCI	17,512	4,239	31,793	2,471	-	56,015
Total recorded investment in loans	$656,440	$115,396	$610,179	$26,437	$8,251	$1,416,703

June 30, 2013
Individually evaluated for impairment	$5,675	$783	$4,142	$10	$-	$10,610
Collectively evaluated for impairment	565,552	83,390	510,699	23,339	6,121	1,189,101
Total recorded investment in loans	$571,227	$84,173	$514,841	$23,349	$6,121	$1,199,711

The following table summarizes, by internally assigned risk grade, the risk grade for loans for which the Company has assigned a risk grade (dollars in thousands).

	June 30, 2014					December 31, 2013
Loans – excluding PCI	Pass	Special Mention	Sub- standard	Doubtful	Total	Pass	Special Mention	Sub- standard	Doubtful	Total
Commercial	$742,746	$21,884	$12,303	$127	$777,060	$592,221	$30,962	$15,044	$302	$638,529
Real estate – construction	112,370	2,069	3,917	234	118,590	82,483	8,628	2,288	-	93,399
Real estate – mortgage	131,843	3,743	617	195	136,398	84,999	4,243	5,168	-	94,410
Consumer	542	-	-	-	542	-	-	-	-	-
Other	7,146	-	-	-	7,146	7,373	-	-	-	7,373
Total	$994,647	$27,696	$16,837	$556	$1,039,736	$767,076	$43,833	$22,500	$302	$833,711

	June 30, 2014					December 31, 2013
PCI loans(1)	Pass	Special Mention	Sub- standard	Doubtful	Total	Pass	Special Mention	Sub- standard	Doubtful	Total
Commercial	$34,545	$12,868	$6,824	$679	$54,916	$5,451	$4,831	$7,031	$135	$17,448
Real estate – construction	3,771	1,593	445	-	5,809	1,568	1,743	731	198	4,240
Real estate – mortgage	12,057	3,330	5,240	181	20,808	2,811	2,361	5,739	499	11,410
Consumer	-	-	-	-	-	2	1	-	-	3
Other	-	-	-	-	-	-	-	-	-	-
Total	$50,373	$17,791	$12,509	$860	$81,533	$9,832	$8,936	$13,501	$832	$33,101

	June 30, 2014					December 31, 2013
Total loans	Pass	Special Mention	Sub- standard	Doubtful	Total	Pass	Special Mention	Sub- standard	Doubtful	Total
Commercial	$777,291	$34,752	$19,127	$806	$831,976	$597,672	$35,793	$22,075	$437	$655,977
Real estate – construction	116,141	3,662	4,362	234	124,399	84,051	10,371	3,019	198	97,639
Real estate – mortgage	143,900	7,073	5,857	376	157,206	87,810	6,604	10,907	499	105,820
Consumer	542	-	-	-	542	2	1	-	-	3
Other	7,146	-	-	-	7,146	7,373	-	-	-	7,373
Total	$1,045,020	$45,487	$29,346	$1,416	$1,121,269	$776,908	$52,769	$36,001	$1,134	$866,812

(1)	PCI loans in the Pass category are in the pre-watch risk grade 4, which is the lowest risk grade in the Pass category.

An analysis of the changes in the allowance for credit losses for the three months and six months ended June 30, 2014 and 2013 follows (dollars in thousands):

	Beginning Balance	Chargeoffs	Recoveries	Provision	Ending Balance
Three Months Ended June 30, 2014
Loans – excluding PCI
Commercial	$11,347	$304	$152	$(931)	$10,264
Real estate – construction	1,853	400	444	(126)	1,771
Real estate – mortgage	10,683	2,160	253	1,578	10,354
Consumer	462	138	80	65	469
Other	90	-	3	(7)	86
Total	$24,435	$3,002	$932	$579	$22,944

PCI loans
Commercial	$-	$10	$-	$10	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	11	-	11	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$21	$-	$21	$-

Total loans
Commercial	$11,347	$314	$152	$(921)	$10,264
Real estate – construction	1,853	400	444	(126)	1,771
Real estate – mortgage	10,683	2,171	253	1,589	10,354
Consumer	462	138	80	65	469
Other	90	-	3	(7)	86
Total	$24,435	$3,023	$932	$600	$22,944

Three Months Ended June 30, 2013
Loans – excluding PCI
Commercial	$11,970	$312	$155	$474	$12,287
Real estate – construction	2,030	449	231	265	2,077
Real estate – mortgage	11,508	606	361	219	11,482
Consumer	417	176	72	95	408
Other	142	-	15	(16)	141
Total	$26,067	$1,543	$834	$1,037	$26,395

	Beginning Balance	Chargeoffs	Recoveries	Provision	Ending Balance
Six Months Ended June 30, 2014
Loans – excluding PCI
Commercial	$11,480	$437	$525	$(1,304)	$10,264
Real estate – construction	2,027	404	514	(366)	1,771
Real estate – mortgage	10,479	2,683	450	2,108	10,354
Consumer	469	362	136	226	469
Other	95	-	6	(15)	86
Total	$24,550	$3,886	$1,631	$649	$22,944

PCI loans
Commercial	$-	$62	$-	$62	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	33	-	33	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$95	$-	$95	$-

Total loans
Commercial	$11,480	$499	$525	$(1,242)	$10,264
Real estate – construction	2,027	404	514	(366)	1,771
Real estate – mortgage	10,479	2,716	450	2,141	10,354
Consumer	469	362	136	226	469
Other	95	-	6	(15)	86
Total	$24,550	$3,981	$1,631	$744	$22,944

Six Months Ended June 30, 2013
Loans – excluding PCI
Commercial	$12,314	$535	$224	$284	$12,287
Real estate – construction	2,058	753	333	439	2,077
Real estate – mortgage	11,673	1,641	556	894	11,482
Consumer	466	630	145	427	408
Other	119	-	50	(28)	141
Total	$26,630	$3,559	$1,308	$2,016	$26,395

Loans totaling $5.7 million and $3.5 million, as of June 30, 2014 and December 31, 2013, respectively, were held for sale and stated at the lower of cost or market value on an individual basis.

Loans totaling $739.2 million and $517.1 million, as of June 30, 2014 and December 31, 2013, respectively, were pledged to secure lines of credit with the Federal Home Loan Bank of Atlanta and Federal Reserve Bank of Richmond.

In conjunction with the acquisition of CapStone on April 1, 2014, the PCI loan portfolio was accounted for at fair value as follows (dollars in thousands):

April 1, 2014

Contractual principal and interest at acquisition	$84,855
Nonaccretable difference	(5,070)
Expected cash flows at acquisition	79,785
Accretable yield	(13,969)
Basis in PCI loans at acquisition – estimated fair value	$65,816

A summary of changes in the recorded investment of PCI loans for the three months and six months ended June 30, 2014 follows (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Recorded investment, beginning of period	$52,568	$56,015
Fair value of CapStone acquired loans	65,816	65,816
Accretion	1,358	1,985
Reductions for payments and foreclosures	(11,408)	(15,482)
Recorded investment, end of period	$108,334	$108,334
Outstanding principal balance, end of period	$118,656	$118,656

A summary of changes in the accretable yield for PCI loans for the three months and six months ended June 30, 2014 follows (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Accretable yield, beginning of period	$13,473	$14,462
Addition from CapStone acquisition	13,969	13,969
Accretion	(1,358)	(1,985)
Reclassification of nonaccretable difference due to improvement in expected cash flows	400	503
Other changes, net	(882)	(1,347)
Accretable yield, end of period	$25,602	$25,602

Note 6 — Deferred Tax Assets

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

Income tax expense for the periods indicated is as follows (dollars in thousands):

	Three Months Ended March 31	Three Months Ended June 30	Six Months Ended June 30
2014
Income tax expense (benefit) calculated	$1,900	$657	$2,557
Deferred tax asset valuation adjustment	-	-	-
Income tax expense (benefit)	$1,900	$657	$2,557

2013
Income tax expense (benefit) calculated	$1,668	$1,770	$3,438
Deferred tax asset valuation adjustment	(1,668)	(8,371)	(10,039)
Income tax expense (benefit)	$-	$(6,601)	$(6,601)

The significant components of the Company’s deferred tax assets at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	2014	2013
Deferred tax assets:
Allowance for credit losses	$8,811	$9,428
Writedowns on real estate acquired in settlement of loans	1,003	800
Interest on nonaccrual loans	311	227
Net operating losses	26,574	28,201
Other	10,607	7,404
Valuation allowance	(571)	(571)
Total	46,735	45,489

Deferred tax liabilities:
Net unrealized gain on available for sale securities	4,174	1,577
Other	7,125	7,133
Total	11,299	8,710
Net deferred tax assets	$35,436	$36,779

Note 7 — Stock Compensation Plans

The Company recorded $389,000 and $154,000 of stock-based compensation expense for the six-month periods ended June 30, 2014 and 2013, respectively. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related stock options or restricted stock grants and is reported within personnel expense. This expense had no impact on the Company’s reported cash flows. As of June 30, 2014, there was $1.2 million of unrecognized stock-based compensation expense. This expense will be fully recognized by December 31, 2016.

To determine the amounts recorded in the financial statements, the fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model. During the first quarter of 2014, no stock options were granted.

As of June 30, 2014, 374,970 restricted stock units were outstanding. The fair value of each restricted stock unit is the closing price of the Company’s Class A common stock on the grant date. The date of grant and the fair value of each restricted stock unit are as follows:

June 30, 2014
	Grant	Fair Value
Units	Date	Per Unit
18,840	02/09/11	$5.15
102,818	01/11/12	3.89
7,393	07/25/12	4.10
106,084	01/16/13	5.00
2,390	03/06/13	5.91
1,460	04/24/13	5.99
35,359	07/24/13	8.80
3,403	10/09/13	6.61
97,223	01/15/14	7.19
374,970

On April 1, 2014, 617,270 CapStone stock options were converted to 1,388,849 Company stock options. The estimated fair value of the converted options was $4.6 million using the Black-Scholes option-pricing model. At June 30, 2014, 800,454 of these converted options were outstanding and exercisable with an average weighted remaining contractual life of approximately two years and an aggregate intrinsic value of $2.6 million. The following is a summary of stock option activity and related information for the converted stock options during the three-month period ended June 30, 2014 (dollars in thousands, except per share data).

	Options	Weighted Average Exercise Price

Converted	1,388,849	$4.54
Exercised	(570,395)	4.05
Forfeited	(18,000)	6.12
Outstanding – end of period	800,454	$4.85

Exercisable – end of period	800,454	$4.85

The Company recorded a tax benefit of $232,020 on the exercise of 131,687 nonqualified stock options and the disqualifying disposition of 25,368 incentive stock options exercised during the second quarter of 2014.

Note 8 — Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value for each class of the Company’s financial instruments.

Cash and cash equivalents. The carrying amounts for cash and due from banks approximate fair value because of the short maturities of those instruments and are categorized as Level 1 (quoted prices in active markets for identical assets).

Investment certificates of deposit. Investment certificates of deposit are certificates of deposit of $250,000 or less placed in multiple financial institutions. The fair value is estimated using the difference between the coupon rate on each certificate of deposit and the current required rate and is categorized as Level 2 (“significant other observable inputs”).

Investment securities. The fair value of investment securities is based on quoted prices in active markets for identical assets (Level 1), if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities, corresponding to the “significant other observable inputs” definition of GAAP (Level 2). If a quoted market price for a similar security is not available, fair value is estimated using “significant unobservable inputs” as defined by GAAP (Level 3). The fair value of equity investments in the restricted stock of the Federal Home Loan Bank of Atlanta equals the carrying value based on the redemption provisions and is categorized as Level 3.

Loans held for sale. Substantially all residential mortgage loans held for sale are pre-sold; therefore, their carrying value approximates fair value and is categorized as Level 2.

Loans. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of variable rate loans with frequent repricing and negligible credit risk approximates book value. The fair value of loans is categorized as Level 3.

Impaired loans. The fair value of each impaired loan is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral, less selling and other handling costs, for certain collateral dependent loans less specific reserves. The fair value of impaired loans is categorized as Level 3.

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

Deposits. The fair value of noninterest-bearing demand deposits and Negotiable Order of Withdrawal (“NOW”), savings, and money market deposits are the amounts payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value of deposits is categorized as Level 2.

Federal funds purchased and retail repurchase agreements. The carrying values of federal funds purchased and retail repurchase agreements are considered to be a reasonable estimate of fair value and are categorized as Level 1.

Wholesale repurchase agreements, subordinated debt, junior subordinated notes and Federal Home Loan Bank of Atlanta borrowings. The fair values of these liabilities are estimated using the discounted values of the contractual cash flows and are categorized as Level 2. The discount rate is estimated using the rates currently in effect for similar borrowings.

The tables below present the estimated fair values of financial instruments as of June 30, 2014 and December 31, 2013 (dollars in thousands):

		Estimated
	Carrying	Fair
June 30, 2014	Value	Value
Financial assets:
Cash and cash equivalents	$41,341	$41,341
Investment certificates of deposit	18,204	18,286
Investment securities	469,198	470,189
Loans	1,703,606	1,720,214
Loans held for sale	5,733	5,733
Investments held in trust	6,861	6,861
Financial liabilities:
Deposits	1,855,583	1,857,751
Federal funds purchased	41,000	41,000
Wholesale repurchase agreements	21,000	22,657
Subordinated debt	15,500	15,694
Junior subordinated notes	25,774	12,174
Federal Home Loan Bank borrowings	229,000	229,029

		Estimated
	Carrying	Fair
December 31, 2013	Value	Value
Financial assets:
Cash and cash equivalents	$33,513	$33,513
Investment securities	368,866	366,988
Loans	1,392,153	1,414,109
Loans held for sale	3,530	3,530
Investments held in trust	6,184	6,184
Financial liabilities:
Deposits	1,553,996	1,555,221
Federal funds purchased	13,000	13,000
Wholesale repurchase agreements	21,000	22,915
Junior subordinated notes	25,774	11,279
Federal Home Loan Bank borrowings	170,000	170,253

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

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (dollars in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale securities at June 30, 2014	$4,801	$336,214	$12,416
Available for sale securities at December 31, 2013	2,845	288,716	9,988
Investments held in trust at June 30, 2014	6,861	-	-
Investments held in trust at December 31, 2013	6,184	-	-

The table below presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and the year ended December 31, 2013 (dollars in thousands):

	Six Months	Twelve Months
	Ended	Ended
	June 30,	December 31,
	2014	2013

Available for sale securities
Beginning balance	$9,988	$7,685
Purchases	4,059	17,464
Acquisitions	3,089	2,090
Redemptions	(4,720)	(17,251)
Ending balance	$12,416	$9,988

The table below presents the assets measured at fair value on a non-recurring basis categorized by the level of inputs used in the valuation of each asset (dollars in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Loans held for sale at June 30, 2014	$-	$5,733	$-
Loans held for sale at December 31, 2013	-	3,530	-
Real estate acquired in settlement of loans at June 30, 2014	-	-	3,585
Real estate acquired in settlement of loans at December 31, 2013	-	-	7,566
Impaired loans, net of allowance at June 30, 2014	-	-	6,957
Impaired loans, net of allowance at December 31, 2013	-	-	5,107

Note 9 — Accumulated Other Comprehensive Income (Loss)

The balance of accumulated other comprehensive income, net of tax, at June 30, 2014 is comprised of $6.1 million of unrealized gains on securities available for sale and $(3.7) million for the funded status of pension plans. At December 31, 2013, the balance of accumulated other comprehensive income, net of tax, was comprised of $2.5 million of unrealized gains on securities available for sale and $(3.6) million for the funded status of pension plans.

Reclassifications from accumulated other comprehensive income (loss) for the three-month and six-month periods ended June 30, 2014 and 2013 are as follows (dollars in thousands):

Details about accumulated other	Amount reclassified from accumulated other	Affected line item in the Consolidated
comprehensive income (loss)	comprehensive income (loss)	Statements of Income

Three months ended June 30, 2014
Unrealized gains (losses) on available for sale securities	$-	Gain on sales of investment securities
	-	Income tax expense (benefit)
	-	Net of tax

Amortization of post retirement benefit	$15	Personnel expense
	(6)	Income tax expense (benefit)
	$9	Net of tax
Total reclassifications for the period	$9

Three months ended June 30, 2013
Unrealized gains (losses) on available for sale securities	$70	Gain on sales of investment securities
	(28)	Income tax expense (benefit)
	$42	Net of tax

Amortization of post retirement benefit	$16	Personnel expense
	(6)	Income tax expense (benefit)
	$10	Net of tax
Total reclassifications for the period	$52

Six months ended June 30, 2014
Unrealized gains (losses) on available for sale securities	$-	Gain on sales of investment securities
	-	Income tax expense (benefit)
	-	Net of tax

Amortization of post retirement benefit	$31	Personnel expense
	(12)	Income tax expense (benefit)
	$19	Net of tax
Total reclassifications for the period	$19

Six months ended June 30, 2013
Unrealized gains (losses) on available for sale securities	$278	Gain on sales of investment securities
	(110)	Income tax expense (benefit)
	$168	Net of tax

Amortization of post retirement benefit	$31	Personnel expense
	(12)	Income tax expense (benefit)
	$19	Net of tax
Total reclassifications for the period	$187

Note 10 — Capital Transactions

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

On March 31, 2014, the Company redeemed of all of its remaining 15,000 outstanding shares of Series A preferred stock at the liquidation price of $1,000 per share for a total of $15.0 million plus $172,500 of accrued and unpaid dividends.

On April 1, 2014, the Company completed its acquisition of CapStone. (See Note 2 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for details of the transaction.)

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

The Company cautions that the foregoing list of important factors is not exhaustive. See also those risk factors identified in the section headed “Risk Factors,” beginning on page 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2014 (the “Annual Report”). The Company undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time by or on behalf of the Company.

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

Application of Critical Accounting Policies

The accounting and reporting policies of the Company and its subsidiary comply with accounting principles generally accepted in the United States and conform to standards within the banking industry. The preparation of the financial information contained in this Quarterly Report on Form 10-Q requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s management evaluates these estimates on an ongoing basis. Business combination and the acquisition method of accounting are discussed in Note 2 of the Notes to Consolidated Financial Statements. A summary of the allowance for credit losses, the most complex and subjective accounting policy of the Company, is discussed under the heading “Asset Quality and Allowance for Credit Losses” as well as in Note 5 of the Notes to Consolidated Financial Statements. Income taxes and the valuation allowance against deferred tax assets are discussed in Note 6 of the Notes to Consolidated Financial Statements.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net Interest Income

Net interest income for the second quarter of 2014, on a taxable equivalent basis, was $20.4 million, an increase of $4.9 million, or 31.6%, from $15.5 million for the second quarter of 2013. Average earning assets in the second quarter of 2014 increased $641.0 million, or 40.9%, to $2.21 billion, compared to $1.57 billion in the second quarter of 2013. Average interest-bearing liabilities in the second quarter of 2014 increased $594.2 million, or 46.6%, to $1.87 billion, compared to $1.28 billion in the second quarter of 2013. The increases in average earning assets and average interest-bearing liabilities and the resulting increase in net interest income are primarily due to the acquisition of Security Savings Bank, SSB (“Security Savings”) on October 1, 2013, the acquisition of CapStone Bank (“CapStone”) on April 1, 2014 and organic growth in the loan and deposit portfolios.

Taxable-equivalent net interest margin decreased to 3.70% for the second quarter of 2014, compared to 3.97% for the second quarter of 2013, a decrease of 27 basis points. The interest rate spread decreased to 3.64% in the second quarter of 2014, compared to 3.89% in the second quarter of 2013, a decrease of 25 basis points. The decrease in net interest margin and interest rate spread was driven primarily by a lower yield on the loan portfolio. For the three months ended June 30, 2014, the annualized average yield on loans decreased to 4.29% from 4.67% for the three months ended June 30, 2013. The average yield on earning assets during the second quarter of 2014 decreased 26 basis points to 4.04% from 4.30% during the comparable period in 2013, while the average rate on interest-bearing liabilities decreased one basis point to 0.40% from 0.41%. The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three months ended June 30, 2014 and 2013.

(Fully taxable equivalent basis1, dollars in thousands)

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Earning assets:
Loans receivable[2]	$1,731,815	$18,506	4.29%	$1,180,844	$13,740	4.67%
Taxable securities	409,913	3,182	3.11	357,732	2,739	3.06
Tax exempt securities	33,991	420	4.94	16,058	271	6.75
Federal Home Loan Bank stock	12,387	115	3.71	6,319	40	2.53
Interest-bearing bank balances	20,193	40	0.79	6,317	6	0.38

Total earning assets	2,208,299	22,263	4.04	1,567,270	16,796	4.30

Non-earning assets:
Cash and due from banks	32,069			25,187
Premises and equipment	46,541			34,999
Other assets	155,173			101,311
Allowance for credit losses	(24,459)			(26,516)

Total assets	$2,417,623	$22,263		$1,702,251	$16,796

Interest-bearing liabilities:
Savings deposits	$67,630	$12	0.07%	$47,865	$6	0.05%
NOW deposits	484,906	207	0.17	424,568	170	0.16
Money market deposits	405,893	199	0.20	333,532	145	0.17
Time deposits	607,822	632	0.42	328,514	401	0.49
Other borrowings	76,216	638	3.36	47,349	330	2.80
Borrowings from Federal Home Loan Bank	228,049	180	0.32	94,490	244	1.04

Total interest-bearing liabilities	1,870,516	1,868	0.40	1,276,318	1,296	0.41

Other liabilities and shareholders’ equity:
Demand deposits	302,397			222,243
Other liabilities	15,139			18,271
Shareholders’ equity	229,571			185,419
Total liabilities and shareholders’ equity	$2,417,623	1,868		$1,702,251	1,296

Net interest income and net interest margin[3]		$20,395	3.70%		$15,500	3.97%

Interest rate spread[4]			3.64%			3.89%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $140 for 2014 and $90 for 2013.

[2]	The average loans receivable balances include nonaccruing loans. Amortization of loan fees, net of deferred costs, and other loan-related fees of $(61) and $111 for the three months ended June 30, 2014 and 2013, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense

In the second quarter of 2014, noninterest income was $4.2 million, unchanged from the second quarter of 2013. CapStone investment securities having a book value of $9.2 million were sold immediately following the acquisition to reposition the portfolio at no recorded gain or loss. No other investment securities were sold during the three months ended June 30, 2014. The Company recognized gains on the sales of investment securities of $70,000 during the second quarter of 2013. Retail banking income increased 4.7% to $2.7 million in the second quarter of 2014 from $2.6 million in the second quarter of 2013. Mortgage banking revenue decreased $246,000, or 50.5%, to $241,000 from $487,000 during the same period last year due to a lower level of mortgage loan production resulting from increases in mortgage interest rates. Wealth management revenue increased 17.3% to $713,000 in the second quarter of 2014 from $608,000 in the second quarter of 2013. The Company also had a net gain of $74,000 on other equity investments, which is reflected within other noninterest income, during the second quarter of 2014, compared to $18,000 during the same period in 2013.

In the second quarter of 2014, noninterest expense increased 62.5% to $22.0 million, from $13.6 million in the second quarter of 2013. The increase was primarily due to acquisition-related expense in the second quarter of 2014 of $4.8 million. There was no comparable expense in the prior year period. Personnel expense increased 28.5% to $9.6 million, from $7.5 million in the prior year second quarter. The increase in personnel expense is due primarily to the hiring of commercial lenders in the Raleigh and Charlotte markets, the addition of key lending personnel in the Piedmont Triad market, and the additional personnel resulting from the acquisition of Security Savings in October, 2013 and the acquisition of CapStone in April, 2014. In addition, the Company recorded accruals of $533,000 in the second quarter of 2014 for severance expenses, primarily due to the recently announced retail banking realignment. Occupancy expense increased $217,000, or 21.2%, to $1.2 million, and furniture and equipment expense increased $96,000, or 11.3%, to $948,000 in the second quarter of 2014 from $1.0 million and $852,000, respectively, during the same period in 2013 due primarily to the acquisitions of Security Savings and CapStone. FDIC insurance expense declined $16,000, or 3.7%, to $416,000 in the second quarter of 2014, from $432,000 in the second quarter of 2013 despite a significant increase in the assessment base due to the acquisitions of Security Savings and CapStone; in the fourth quarter of 2013, the Bank received a new risk rating, which reduced the Bank’s FDIC insurance assessments. Real estate acquired in settlement of loans expense (benefit) increased to $(62,000) in the second quarter of 2014, from $(473,000) in the same period last year.

The following table presents the details of Other Noninterest Expense (dollars in thousands):

	Three Months Ended
	June 30		Percentage
	2014	2013	Variance

Other noninterest expense:
Advertising	$429	$455	(5.7)%
Bankcard expense	140	124	12.9
Postage	212	161	31.7
Telephone	124	199	(37.7)
Amortization of core deposit intangible	456	182	150.5
Stationery, printing and supplies	146	126	15.9
Other expense	1,438	1,165	23.4
Total noninterest expense	$2,945	$2,412	22.1

Income Taxes

The Company recorded income tax expense of $657,000 for the second quarter of 2014 at an effective tax rate of 36.1%. The effective tax rate for the second quarter of 2013 was (131.4)% as the Company recorded the reversal of a substantial portion of the impairment of its deferred tax asset to carry it at estimated realizable value. (See Note 6 of the Notes to Consolidated Financial Statements.)

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net Interest Income

Net interest income for the first half of 2014, on a taxable equivalent basis, was $37.1 million, an increase of $6.5 million, or 21.0%, from $30.7 million for the first half of 2013. Average earning assets in the first half of 2014 increased $440.8 million, or 28.1%, to $2.01 billion, compared to $1.57 billion in the first half of 2013. Average interest-bearing liabilities in the first half of 2014 increased $433.5 million, or 34.0%, to $1.71 billion, compared to $1.28 billion in the first half of 2013. The increases in average earning assets and average interest-bearing liabilities and the resulting increase in net interest income are primarily due to the acquisition of Security Savings on October 1, 2013, the acquisition of CapStone on April 1, 2014 and organic growth in the loan and deposit portfolios.

Taxable equivalent net interest margin decreased to 3.72% for the first half of 2014, compared to 3.94% for the first half of 2013, a decrease of 22 basis points. The interest rate spread decreased to 3.67% in the first half of 2014, compared to 3.86% in the first half of 2013, a decrease of 19 basis points. The decrease in net interest margin and interest rate spread was driven primarily by a lower yield on the loan portfolio. For the six months ended June 30, 2014, the annualized average yield on loans decreased to 4.29% from 4.66% for the six months ended June 30, 2013. The average yield on earning assets during the first half of 2014 decreased 22 basis points to 4.06% from 4.28% during the comparable period in 2013, while the average rate on interest-bearing liabilities decreased three basis points to 0.39% from 0.42%. The following table provides an analysis of average volumes, yields and rates and net interest income on a taxable equivalent basis for the six months ended June 30, 2014 and 2013.

(Fully taxable equivalent basis1, dollars in thousands)

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Earning assets:
Loans receivable[2]	$1,581,176	$33,617	4.29%	$1,174,877	$27,166	4.66%
Taxable securities	382,551	5,895	3.08	361,283	5,488	3.04
Tax exempt securities	23,897	654	5.47	16,326	570	6.98
Federal Home Loan Bank stock	10,759	198	3.68	6,695	83	2.48
Interest-bearing bank balances	10,761	41	0.77	9,143	13	0.29

Total earning assets	2,009,144	40,405	4.06	1,568,324	33,320	4.28

Non-earning assets:
Cash and due from banks	31,437			24,801
Premises and equipment	45,189			35,221
Other assets	137,257			100,761
Allowance for credit losses	(24,581)			(26,671)

Total assets	$2,198,446	$40,405		$1,702,436	$33,320

Interest-bearing liabilities:
Savings deposits	$65,691	$20	0.06%	$46,666	$12	0.05%
NOW deposits	462,885	372	0.16	421,617	371	0.18
Money market deposits	379,684	348	0.18	329,085	300	0.18
Time deposits	544,949	1,167	0.43	333,949	827	0.50
Other borrowings	66,235	1,023	3.11	47,138	656	2.81
Borrowings from Federal
Home Loan Bank	190,063	366	0.39	97,551	497	1.03

Total interest-bearing liabilities	1,709,507	3,296	0.39	1,276,006	2,663	0.42

Other liabilities and shareholders’ equity:
Demand deposits	273,841			215,918
Other liabilities	15,489			19,307
Shareholders’ equity	199,609			191,205
Total liabilities and shareholders’ equity	$2,198,446	3,296		$1,702,436	2,663

Net interest income and net interest margin[3]		$37,109	3.72%		$30,657	3.94%

Interest rate spread[4]			3.67%			3.86%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $218 for 2014 and $190 for 2013.

[2]	The average loans receivable balances include nonaccruing loans. Amortization of loan fees, net of deferred costs, and other loan-related fees of $(61) and $112 for the six months ended June 30, 2014 and 2013, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense

In the first half of 2014, noninterest income decreased $356,000, or 4.0%, to $8.5 million, from $8.9 million during the same period in 2013. CapStone investment securities having a book value of $9.2 million were sold immediately following the acquisition to reposition the portfolio at no recorded gain or loss. No other investment securities were sold during the six months ended June 30, 2014. The Company recognized gains on the sale of investment securities of $278,000 during the first half of 2013. Retail banking income increased 5.5% to $5.3 million in the first half of 2014 from $5.0 million in the first half of 2013. Mortgage banking revenue decreased $675,000, or 64.6%, to $370,000 from $1.0 million during the same period last year due to a lower level of mortgage loan production resulting from increases in mortgage interest rates. Wealth management revenue increased 14.3% to $1.4 million in the first six months of 2014, from $1.3 million in the same period last year. The Company also had a net gain of $388,000 on other equity investments, which is reflected within other noninterest income, during the first half of 2014, compared to $287,000 during the same period in 2013.

In the first half of 2014, noninterest expense increased 36.0% to $37.5 million from $27.6 million in the first half of 2013. The increase was primarily due to acquisition-related expense in the first half of 2014 of $4.9 million. There was no comparable expense in the prior year period. Personnel expense increased 17.3% to $18.0 million, from $15.3 million in the first half of 2013. The increase in personnel expense is due primarily to the hiring of commercial lenders in the Raleigh and Charlotte markets, the addition of key lending personnel in the Piedmont Triad market, and the additional personnel resulting from the acquisition of Security Savings in October, 2013 and the acquisition of CapStone in April, 2014. In addition, the Company recorded accruals of $533,000 in the second half of 2014 for severance expenses, primarily due to the recently announced retail banking realignment. Occupancy expense increased $388,000, or 19.0%, to $2.4 million, and furniture and equipment expense increased $185,000, or 11.1%, to $1.9 million in the first six months of 2014 from $2.0 million and $1.7 million, respectively, during the same period in 2013 due primarily to the acquisitions of Security Savings and CapStone. FDIC insurance expense declined $72,000, or 8.1%, to $813,000 in the first half of 2014, from $885,000 in the first half of 2013 despite a significant increase in the assessment base due to the acquisitions of Security Savings and CapStone; in the fourth quarter of 2013, the Bank received a new risk rating, which reduced the Bank’s FDIC insurance assessments. Real estate acquired in settlement of loans expense (benefit) increased to $336,000 in the first six months of 2014, from $(437,000) in the same period last year.

The following table presents the details of Other Noninterest Expense (dollars in thousands):

	Six Months Ended
	June 30		Percentage
	2014	2013	Variance

Other noninterest expense:
Advertising	$696	$804	(13.4)%
Bankcard expense	258	234	10.3
Postage	422	353	19.5
Telephone	229	407	(43.7)
Amortization of core deposit intangible	726	363	100.0
Stationery, printing and supplies	261	242	7.9
Other expense	2,848	2,221	28.2
Total noninterest expense	$5,440	$4,624	17.6

Income Taxes

The Company recorded income tax expense of $2.6 million for the six months of 2014 at an effective tax rate of 35.7%. The effective tax rate for the first half of 2013 was (67.7)%, as the Company recorded the reversal of a substantial portion of the impairment of its deferred tax asset to carry it at estimated realizable value. (See Note 6 of the Notes to Consolidated Financial Statements.)

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

At June 30, 2014, the allowance for credit losses was $22.9 million, or 1.33% of loans held for investment, compared to $24.6 million, or 1.73% of loans held for investment at December 31, 2013, and $26.4 million, or 2.20% of loans held for investment at June 30, 2013. The allowance for credit losses was 203.17% of nonperforming loans at June 30, 2014, 261.23% at December 31, 2013 and 191.03% at June 30, 2013. Based on analysis of the current loan portfolio and levels of problem assets and potential problem loans, management believes the allowance for credit losses is adequate. In the first quarter of 2014, the Company changed its methodology for allocating the allowance for credit losses by portfolio segment for financial reporting. Prior period allocations were revised to conform to the new methodology. The change in methodology did not change the total allowance for credit losses. Additional information regarding the allowance for credit losses is presented in the table headed “Asset Quality Analysis” on page 46.

Nonperforming loans totaled $11.3 million at June 30, 2014, compared to $9.4 million at December 31, 2013 and $13.8 million at June 30, 2013. Real estate acquired in settlement of loans was $3.6 million at June 30, 2014, $7.6 million at December 31, 2013, and $4.5 million at June 30, 2013. Approximately $914,000 was transferred from loans into real estate acquired in settlement of loans, and approximately $4.7 million of real estate acquired in settlement of loans was disposed of during the first six months of 2014. A net loss of $117,000 has been recorded on the disposition and writedowns of real estate acquired in settlement of loans in the current year, through June 30, 2014, compared to a net gain of $736,000 in the first half of 2013. The Company recorded $219,000 of expenses on real estate acquired in settlement of loans during the first six months of 2014, compared to $299,000 in the first half of 2013. Nonperforming assets (comprised of nonaccrual loans, restructured loans and real estate acquired in settlement of loans) totaled $14.9 million, or 0.61% of total assets, at June 30, 2014, compared to $17.0 million, or 0.86% of total assets, at December 31, 2013 and $18.3 million, or 1.06% of total assets, a year ago.

The Bank is well within the regulatory commercial real estate high concentration guidelines in land acquisition, development and construction (“AD&C portfolio”) loans, as well as total commercial real estate loans. At June 30, 2014, the Bank’s concentration levels were 59.86% and 240.82%, respectively, of total regulatory capital, which compares favorably to the interagency regulatory guidance maximum concentrations of 100% and 300%, respectively. The Bank’s AD&C portfolio totaled $151.1 million at June 30, 2014, including $44.9 million of speculative residential construction and residential acquisition and development.

The provision for credit losses charged to operations for the three months ended June 30, 2014 totaled $600,000, compared to $1.0 million for the three months ended June 30, 2013. Net chargeoffs for the three months ended June 30, 2014 were $2.1 million, or 0.48% of average loans held for investment on an annualized basis, compared to net chargeoffs of $709,000, or 0.24% of average loans held for investment on an annualized basis, for the three months ended June 30, 2013.

The provision for credit losses charged to operations for the six months ended June 30, 2014 totaled $744,000, compared to $2.0 million for the six months ended June 30, 2013. Net chargeoffs for the six months ended June 30, 2014 were $2.4 million, or 0.30% of average loans held for investment on an annualized basis, compared to net chargeoffs of $2.3 million, or 0.39% of average loans held for investment on an annualized basis, for the six months ended June 30, 2013.

Asset Quality Analysis

(Dollars in thousands)

	Beginning Balance	Chargeoffs	Recoveries	Provision	Ending Balance
Three Months Ended June 30, 2014
Loans – excluding PCI
Commercial	$11,347	$304	$152	$(931)	$10,264
Real estate – construction	1,853	400	444	(126)	1,771
Real estate – mortgage	10,683	2,160	253	1,578	10,354
Consumer	462	138	80	65	469
Other	90	-	3	(7)	86
Total	$24,435	$3,002	$932	$579	$22,944

PCI loans
Commercial	$-	$10	$-	$10	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	11	-	11	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$21	$-	$21	$-

Total loans
Commercial	$11,347	$314	$152	$(921)	$10,264
Real estate – construction	1,853	400	444	(126)	1,771
Real estate – mortgage	10,683	2,171	253	1,589	10,354
Consumer	462	138	80	65	469
Other	90	-	3	(7)	86
Total	$24,435	$3,023	$932	$600	$22,944

Three Months Ended June 30, 2013
Loans – excluding PCI
Commercial	$11,970	$312	$155	$474	$12,287
Real estate – construction	2,030	449	231	265	2,077
Real estate – mortgage	11,508	606	361	219	11,482
Consumer	417	176	72	95	408
Other	142	-	15	(16)	141
Total	$26,067	$1,543	$834	$1,037	$26,395

	Three Months Ended June 30, 2014	Year Ended December 31, 2013

Nonperforming Assets:
Commercial nonaccrual loans, not restructured	$2,602	$2,542
Commercial nonaccrual loans, restructured	144	294
Non-commercial nonaccrual loans, not restructured	5,954	3,680
Non-commercial nonaccrual loans, restructured	431	391
Total nonaccrual loans	9,131	6,907
Troubled debt restructured, accruing	2,162	2,491
Total nonperforming loans	11,293	9,398
Real estate acquired in settlement of loans	3,585	7,566
Total nonperforming assets	$14,878	$16,964

Asset Quality Percentages:
Nonperforming loans to loans held for investment at end of period	0.65%	0.66%
Nonperforming assets to total assets at end of period	0.61%	0.86%
Allowance for credit losses as a percentage of loans held for investment at end of period	1.33%	1.73%
Allowance for credit losses to nonperforming loans	203.17%	261.23%
Net chargeoffs as a percentage of average loans outstanding during the period (annualized for interim periods)	0.48%	0.42%

	Beginning Balance	Chargeoffs	Recoveries	Provision	Ending Balance
Six Months Ended June 30, 2014
Loans – excluding PCI
Commercial	$11,480	$437	$525	$(1,304)	$10,264
Real estate – construction	2,027	404	514	(366)	1,771
Real estate – mortgage	10,479	2,683	450	2,108	10,354
Consumer	469	362	136	226	469
Other	95	-	6	(15)	86
Total	$24,550	$3,886	$1,631	$649	$22,944

PCI loans
Commercial	$-	$62	$-	$62	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	33	-	33	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$95	$-	$95	$-

Total loans
Commercial	$11,480	$499	$525	$(1,242)	$10,264
Real estate – construction	2,027	404	514	(366)	1,771
Real estate – mortgage	10,479	2,716	450	2,141	10,354
Consumer	469	362	136	226	469
Other	95	-	6	(15)	86
Total	$24,550	$3,981	$1,631	$744	$22,944

Six Months Ended June 30, 2013
Loans – excluding PCI
Commercial	$12,314	$535	$224	$284	$12,287
Real estate – construction	2,058	753	333	439	2,077
Real estate – mortgage	11,673	1,641	556	894	11,482
Consumer	466	630	145	427	408
Other	119	-	50	(28)	141
Total	$26,630	$3,559	$1,308	$2,016	$26,395

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Nonperforming Assets:
Commercial nonaccrual loans, not restructured	$2,602	$2,542
Commercial nonaccrual loans, restructured	144	294
Non-commercial nonaccrual loans, not restructured	5,954	3,680
Non-commercial nonaccrual loans, restructured	431	391
Total nonaccrual loans	9,131	6,907
Troubled debt restructured, accruing	2,162	2,491
Total nonperforming loans	11,293	9,398
Real estate acquired in settlement of loans	3,585	7,566
Total nonperforming assets	$14,878	$16,964

Asset Quality Percentages:
Nonperforming loans to loans held for investment at end of period	0.65%	0.66%
Nonperforming assets to total assets at end of period	0.61%	0.86%
Allowance for credit losses as a percentage of loans held for investment at end of period	1.33%	1.73%
Allowance for credit losses to nonperforming loans	203.17%	261.23%
Net chargeoffs as a percentage of average loans outstanding during the period (annualized for interim periods)	0.30%	0.42%

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

During the first six months of 2014, the Company had net cash provided by operating activities of $4.3 million, compared to $12.7 million of net cash provided by operating activities in the first six months of 2013. The decrease was primarily the result of a decrease in net income of $11.7 million. The reduction in net income was primarily the result of income tax expense of $2.6 million for the first half of 2014 compared to an income tax benefit of $6.6 million for the first half of 2013 as the Company was recapturing an impairment valuation allowance against its deferred tax asset. In addition, acquisition-related expense in the first six months of 2014 was $4.9 million with no comparable expense in the first six months of 2013. Depreciation and amortization increased $1.1 million for the first six months of 2014 to $2.9 million compared to $1.8 million for the first six months of 2013. Originations of loans held for sale exceeded proceeds from sales of loans held for sale by $1.8 million in the first half of 2014, while proceeds from sales of loans held for sale exceeded originations of loans held for sale by $4.6 million in the first half of 2013. Accretion on acquired loans was $2.5 million in the first six months of 2014 compared to none in the comparable prior year period. Provision for credit losses was $744,000 for the first half of 2014 compared to $2.0 million in the first half of 2013. For the first six months of 2014, there was a net loss of $117,000 related to real estate acquired in settlement of loans, compared to a net gain of $736,000 for the first six months of 2013. In addition, there were gains on sales of investment securities of $278,000 during the first half of 2013, while no gains were recorded during the first half of 2014.

Net cash used in investing activities for the first six months of 2014 was $53.4 million, compared to net cash used in investing activities for the first six months of 2013 of $38.6 million. Cash outflows for the first half of 2014 included $70.6 million in purchases of securities, compared to $117.9 million in the first half of 2013. For the six months ended June 30, 2014, cash inflows included $25.1 million in proceeds from sales, maturities, prepayments and calls of investment securities, compared to $125.0 million during the six months ended June 30, 2013. During the first six months of 2014, there was an increase in loans held for investment of $18.3 million, compared to an increase of $49.5 million during the same period last year. Cash received from the CapStone acquisition totaled $6.2 million in the 2014 six-month period.

During the six months ended June 30, 2014, net cash provided by financing activities was $57.0 million, compared to net cash provided by financing activities of $11.7 million during the same period of 2013. Cash inflows for the first half of 2014 included a net increase of $28.5 million in deposits, compared to a net increase in deposits of $33.0 million in the first half of 2013. During the first half of 2014, the Company had net cash inflows of $41.5 million related to increased borrowing, compared to an increase of $25.3 million in the first half of 2013. In the first six months of 2014, the Company had cash outflows of $15.0 million for the redemption of its remaining 15,000 outstanding shares of Series A preferred stock, compared to $37.5 million for the redemption of Series A preferred stock and $7.8 million for the repurchase of the stock warrant in the first six months of 2013. Dividends paid in the first half of 2014 were $337,000, compared to $1.2 million in the first half of 2013. During the first six months of 2014, cash inflows from stock option exercises were $2.3 million, while there were no stock option exercises in the first six months of 2013.

Cash and cash equivalents totaled $41.3 million at June 30, 2014, compared to $33.5 million at December 31, 2013 and $25.6 million at June 30, 2013.

The Company had borrowing capacity of approximately $485.8 million with the Federal Home Loan Bank of Atlanta, of which approximately $205.8 million was available at June 30, 2014. These borrowings are collateralized by Federal Home Loan Bank of Atlanta stock, investment securities, qualifying residential 1 to 4 family first mortgage loans, qualifying multifamily first mortgage loans, qualifying commercial real estate loans, and qualifying home equity lines of credit and second mortgage loans. The Company provides various reports to the Federal Home Loan Bank of Atlanta on a regular basis to maintain the availability of the credit line. Each borrowing request is initiated through an advance application that is subject to their approval before funds are advanced under the line of credit. The Company also had $6.4 million of borrowing capacity through the Federal Reserve Bank System, of which none was used as of June 30, 2014. The line with the Federal Reserve Bank of Richmond is collateralized using qualified loans. In addition, the Company has $50.0 million in unsecured, overnight federal funds lines with correspondent banks, of which $41.0 million was used as of June 30, 2014.

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

The following table summarizes the results of the Company’s income simulation model as of April 30, 2014, the most currently available review date.

	Change in Net Interest Income
	Year 1	Year 2
Change in Market Interest Rates:
200 basis point ramped increase	(0.56)%	(6.56)%
Base case – no change	-	(1.01%
100 basis point ramped decrease	1.50%	(3.32)%

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

On March 31, 2014, the Company redeemed all of its remaining 15,000 outstanding shares of Series A preferred stock at the liquidation price of $1,000 per share for a total of $15.0 million, plus $172,500 of accrued and unpaid dividends.

On April 1, 2014, the Company completed its acquisition of CapStone. Under the terms of the Agreement and Plan of Combination and Reorganization, CapStone’s shareholders received 2.25 shares of the Company’s Class A common stock for each share of CapStone common stock. The Company issued 8,075,228 shares of Class A common stock (based on 3,589,028 shares of CapStone common stock issued and outstanding as of the closing date) at a price of $7.14 per common share, the closing stock price of the Class A common stock on March 31, 2014. The implied value of the consideration received by CapStone shareholders was $16.065 per share of CapStone common stock. The total purchase price was $62.3 million, including the conversion of 617,270 CapStone stock options having a fair value of $4.6 million. No cash was issued in the transaction other than an immaterial amount of cash paid in lieu of fractional shares.

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

As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of June 30, 2014.

	Regulatory Capital
	Well Capitalized	Adequately Capitalized	Company	Bank

Total Capital	10.0%	8.0%	12.54%	12.16%
Tier 1 Capital	6.0	4.0	10.47	10.91
Leverage Capital	5.0	4.0	8.29	8.68

In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier I capital ratio, and increase the minimum Tier I capital ratio requirement. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income and implement a new capital conservation buffer. The final rules will take effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of future period net interest income or other comprehensive income.

The Company considers interest rate risk to be its most significant market risk, which is discussed under the heading “Interest Rate Risk Management” on page 49.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management, including its CEO, CFO and Chief Accounting Officer (“CAO”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Combination and Reorganization dated as of November 1, 2013, by and among CapStone Bank, NewBridge Bancorp and NewBridge Bank, incorporated herein by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on November 1, 2013 (SEC File No. 000-11448).

3.1	Articles of Incorporation, and amendments thereto, incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

3.2	Articles of Merger of FNB with and into LSB, including amendments to the Articles of Incorporation, as amended, incorporated herein by reference to Exhibit 3.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

3.3	Amended and Restated Bylaws adopted by the Board of Directors on August 17, 2004 and amended on July 23, 2008 (with identified Bylaw approved by the shareholders) incorporated herein by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009 (SEC File No. 000-11448).

3.4	Articles of Amendment, filed with the North Carolina Department of the Secretary of State on December 12, 2008, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

3.5	Articles of Amendment to Designate the Terms of the Series B Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock and Series C Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on November 30, 2012 (SEC File No. 000-11448).

3.6	Articles of Amendment, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on February 21, 2013 (SEC File No. 000-11448).

4.1	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.02 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.2	Guarantee Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.03 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.3	Indenture, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.04 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.4	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.5	Certificate of Designation for the Class B Common Stock, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on February 21, 2013 (SEC File No. 000-11448).

4.6	Specimen Certificate of Class A Common Stock, no par value, incorporated herein by reference to Exhibit 4.6 of the Annual Report on Form 10-K filed with the SEC on March 12, 2014 (SEC File No. 000-11448).

4.7	Form of Subordinated Note, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on March 14, 2014 (SEC File No. 000-11448).

10.1	Benefit Equivalency Plan of FNB Southeast, effective January 1, 1994, incorporated herein by reference to Exhibit 10 of the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the SEC (SEC File No. 000-13086).*

10.2	1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1995, filed with the SEC on March 28, 1996 (SEC File No. 000-11448).*

10.3	Omnibus Equity Compensation Plan, incorporated herein by reference to Exhibit 10(B) of the Annual Report on Form 10-KSB40 for the fiscal year ended December 31, 1996, filed with the SEC on March 31, 1997 (SEC File No. 000-13086).*

10.4	Amendment to Benefit Equivalency Plan of FNB Southeast, effective January 1, 1998, incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 25, 1999 (SEC File No. 000-13086).*

10.5	Amendment Number 1 to 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).*

10.6	Long Term Stock Incentive Plan for certain senior management employees of FNB Southeast, incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003 (SEC File No. 000-13086).*

10.7	Form of Stock Option Award Agreement for a Director adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.8	Form of Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.9	Form of Amendment to the applicable Grant Agreements under the 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.10	Form of Amendment to the Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.11	Restated Form of Director Fee Deferral Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.12	Form of Stock Appreciation Rights Award Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.13	FNB Amended and Restated Directors Retirement Policy, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.14	Amendment to the FNB Directors and Senior Management Deferred Compensation Plan Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, FNB Southeast and FNB, dated July 31, 2007, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.15	Directors and Senior Management Deferred Compensation Plan Trust Agreement between FNB Southeast and Morgan Trust Company, incorporated herein by reference to Exhibit 99.7 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.16	Second Amendment to the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, NewBridge Bancorp and NewBridge Bank, which is incorporated herein by reference to Exhibit 99.8 of the current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.17	NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.18	First Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.10 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.19	NewBridge Bancorp Amended and Restated Long Term Stock Incentive Plan, formerly the “FNB Long Term Stock Incentive Plan” (the “2006 Omnibus Plan”), incorporated herein by reference to Exhibit 10.27 of the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 (SEC File No. 000-11448).*

10.20	Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.44 of the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.21	Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.45 of the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.22	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and David P. Barksdale, dated January 12, 2012, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on January 30, 2012 (SEC File No. 000-11448).*

10.23	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and Ramsey K. Hamadi, dated March 2, 2012, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on March 2, 2012 (SEC File No. 000-11448).*

10.24	Second Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 11, 2012, incorporated herein by reference to Exhibit 10.33 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.25	Third Amendment to the Trust Agreement for the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy, effective March 5, 2012, incorporated herein by reference to Exhibit 10.34 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.26	Appointment of Successor Trustee under the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management dated March 5, 2012, incorporated herein by reference to Exhibit 10.35 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.27	Second Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.36 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.28	Third Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.37 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.29	Fourth Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.38 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.30	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and Pressley A. Ridgill, executed September 9, 2009, and effective January 1, 2013, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on September 5, 2012 (SEC File No. 000-11448).*

10.31	Form of Securities Purchase Agreement, dated November 1, 2012, between NewBridge Bancorp and certain investors, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 1, 2012 (SEC File No. 000-11448).

10.32	Form of Registration Rights Agreement, dated November 1, 2012, between NewBridge Bancorp and certain investors, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on November 1, 2012 (SEC File No. 000-11448).

10.33	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and William W. Budd, Jr., executed February 8, 2013, and effective March 5, 2013, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on February 11, 2013 (SEC File No. 000-11448).*

10.34	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and Robin S. Hager, executed February 8, 2013, and effective August 1, 2013, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on February 11, 2013 (SEC File No. 000-11448).*

10.35	Third Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 23, 2013, incorporated herein by reference to Exhibit 10.35 of the Annual Report on Form 10-K filed with the SEC on March 12, 2014 (SEC File No. 000-11448).*

10.36	Form of Subordinated Note Purchase Agreement, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on March 14, 2014 (SEC File No. 000-11448).

10.37	CapStone Bank 2006 Incentive Stock Option Plan, incorporated herein by reference to Exhibit 99.1 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

10.38	CapStone Bank 2006 Nonstatutory Stock Option Plan, incorporated herein by reference to Exhibit 99.2 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

10.39	Patriot State Bank 2007 Incentive Stock Option Plan, incorporated herein by reference to Exhibit 99.3 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

10.40	Patriot State Bank 2007 Nonstatutory Stock Option Plan, incorporated herein by reference to Exhibit 99.4 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

10.41	Form of Settlement and Release Agreement between NewBridge Bank and Michael S. Patterson, incorporated herein by reference to Exhibit 10.37 of the Registration Statement on Form S-4, filed with the SEC on December 23, 2013 (SEC File No. 333-193045).*

10.42	Form of Continuing Services Agreement between NewBridge Bank and Michael S. Patterson, incorporated herein by reference to Exhibit 10.36 of the Registration Statement on Form S-4, filed with the SEC on December 23, 2013 (SEC File No. 333-193045).*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Financial Statements filed in XBRL format.

* Management contract and compensatory arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2014	NEWBRIDGE BANCORP
(Registrant)

	By:	/s/ Ramsey K. Hamadi
	Name:	Ramsey K. Hamadi
	Title:	Senior Executive Vice President and Chief Financial Officer
(Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Financial Statements submitted in XBRL format.

