Form 10-Q
period 2014-09-30
NEWBRIDGE BANCORP
filed 2014-11-07
CIK 714530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2014

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

At November 6, 2014, the registrant had 34,008,795 shares of Class A Common Stock outstanding and 3,186,748 shares of Class B Common Stock outstanding.

NEWBRIDGE BANCORP

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

NewBridge Bancorp and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$37,350	$29,598
Interest-bearing bank balances	2,407	3,915
Investment certificates of deposit	16,669	-
Loans held for sale	3,303	3,530
Available for sale investment securities	363,831	301,549
Held to maturity investment securities (market value of $133,467 and $65,439 at September 30, 2014 and December 31, 2013, respectively)	133,083	67,317
Loans	1,720,964	1,416,703
Less allowance for credit losses	(22,501)	(24,550)
Net loans	1,698,463	1,392,153
Premises and equipment	45,259	44,108
Goodwill and other intangible assets	27,108	8,388
Real estate acquired in settlement of loans	3,580	7,620
Bank-owned life insurance	52,571	48,161
Deferred tax assets	34,143	36,779
Other assets	24,983	22,114
Total assets	$2,442,750	$1,965,232

Liabilities
Noninterest-bearing deposits	$310,441	$240,979
NOW deposits	499,184	439,624
Savings and money market deposits	471,890	421,527
Time deposits	543,619	451,866
Total deposits	1,825,134	1,553,996
Borrowings from the Federal Home Loan Bank	274,000	170,000
Other borrowings	99,974	59,774
Accrued expenses and other liabilities	15,211	14,670
Total liabilities	2,214,319	1,798,440

Shareholders’ Equity
Preferred stock – Authorized 30,000,000 shares no par value	-	15,000
Series A preferred stock
Reserved – 52,372 shares liquidation preference $1,000 per share; issued and outstanding – none at 9/30/14 and 15,000 at 12/31/2013
Common stock	275,369	210,297
Class A, no par value – Authorized 90,000,000 shares; issued and outstanding – 34,007,093 at 9/30/2014 and 25,291,568 at 12/31/2013
Class B, no par value – Authorized 10,000,000 shares; issued and outstanding – 3,186,748 at 9/30/2014 and 12/31/2013
Directors’ deferred compensation plan	(324)	(468)
Accumulated deficit	(47,506)	(56,880)
Accumulated other comprehensive income (loss)	892	(1,157)
Total shareholders’ equity	228,431	166,792
Total liabilities and shareholders’ equity	$2,442,750	$1,965,232

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Income

(Unaudited; dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Interest Income
Interest and fees on loans	$18,456	$13,969	$52,073	$41,135
Interest on investment securities
Taxable	3,603	2,975	9,696	8,546
Tax exempt	281	196	717	576
Interest bearing bank balances and federal funds sold	39	2	80	15
Total interest income	22,379	17,142	62,566	50,272

Interest Expense
Deposits	1,033	737	2,940	2,247
Borrowings from the Federal Home Loan Bank	205	271	571	768
Other borrowings	665	338	1,688	994
Total interest expense	1,903	1,346	5,199	4,009
Net interest income	20,476	15,796	57,367	46,263
Provision for credit losses	89	33	833	2,049
Net interest income after provision for credit losses	20,387	15,763	56,534	44,214

Noninterest Income
Retail banking	2,657	2,614	7,909	7,592
Mortgage banking services	283	302	653	1,347
Wealth management services	719	682	2,148	1,932
Gain on sales of investment securities	-	458	-	736
Bank-owned life insurance	292	317	1,069	1,107
Other	153	124	857	671
Total noninterest income	4,104	4,497	12,636	13,385

Noninterest Expense
Personnel	8,685	8,052	26,671	23,387
Occupancy	1,265	1,034	3,692	3,073
Furniture and equipment	948	840	2,803	2,510
Technology and data processing	1,209	1,032	3,499	3,071
Legal and professional	715	603	2,178	2,031
FDIC insurance	407	444	1,220	1,329
Real estate acquired in settlement of loans	158	152	494	(285)
Acquisition-related	10	69	4,910	69
Other	3,191	2,185	8,631	6,809
Total noninterest expense	16,588	14,411	54,098	41,994
Income before income taxes	7,903	5,849	15,072	15,605
Income tax expense (benefit)	2,804	2,861	5,361	(3,740)
Net Income	5,099	2,988	9,711	19,345
Dividends and accretion on preferred stock	-	(208)	(337)	(1,616)
Net Income available to common shareholders	$5,099	$2,780	$9,374	$17,729

Earnings per share
Basic	$0.14	$0.10	$0.27	$0.68
Diluted	$0.14	$0.10	$0.27	$0.61

Weighted average shares outstanding
Basic	37,166,736	28,478,316	34,186,201	26,025,601
Diluted	37,576,669	28,572,565	34,721,577	29,203,192

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited; dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Net Income	$5,099	$2,988	$9,711	$19,345
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period, net of tax of $(908), $(242), $1,425, and $(3,541), respectively	(1,426)	(372)	2,238	(5,428)
Reclassification adjustment for (gains) losses included in net income, net of tax of $0, $(181), $0, and $(291), respectively	-	(277)	-	(445)
Change in fair value of cash flow hedge:
Change in unrecognized gain (loss) on cash flow hedge, net of tax of $(99), $0, $(99), and $0, respectively	(160)	-	(160)	-
Defined benefit pension plans:
Amortization of post retirement benefit, net of tax of $(6), $(6), $(18) and $(18), respectively	(10)	(9)	(29)	(28)
Adjustment to deferred tax asset resulting from North Carolina state income tax rate reduction	-	(135)	-	(135)
Total other comprehensive income (loss)	(1,596)	(793)	2,049	(6,036)
Comprehensive Income	$3,503	$2,195	$11,760	$13,309

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2014 and 2013

(Unaudited; dollars in thousands)

								Directors’		Accumulated
	Preferred	Preferred	Preferred	Common Stock				Deferred		Other	Total
	Stock	Stock	Stock	Class A	Class B		Paid-In	Compensation	Accumulated	Comprehensive	Shareholders’
	Series A	Series B	Series C	Shares	Shares	Amount	Capital	Plan	Deficit	Income (Loss)	Equity
Balances at December 31, 2012	$52,089	$42,246	$14,022	15,655,868	-	$78,279	$83,259	$(468)	$(75,697)	$2,284	$196,014
Net Income									19,345		19,345
Change in accumulated other comprehensive income (loss) net of deferred income taxes										(6,036)	(6,036)
Conversion of preferred stock		(42,246)	(14,022)	9,601,262	3,186,748	139,527	(83,259)				-
Expense of stock issuance						(117)					(117)
Redemption of preferred stock	(37,372)								(100)		(37,472)
Dividends and accretion on preferred stock	264								(1,616)		(1,352)
Repurchase of stock warrant						(7,779)					(7,779)
Stock issuance pursuant to restricted stock units				34,438		(78)					(78)
Excess tax benefits from stock-based awards						26					26
Stock-based compensation						295					295
Balances at September 30, 2013	$14,981	$-	$-	25,291,568	3,186,748	$210,153	$-	$(468)	$(58,068)	$(3,752)	$162,846
Balances at December 31, 2013	$15,000	$-	$-	25,291,568	3,186,748	$210,297	$-	$(468)	$(56,880)	$(1,157)	$166,792
Net Income									9,711		9,711
Change in accumulated other comprehensive income (loss) net of deferred income taxes										2,049	2,049
Redemption of preferred stock	(15,000)										(15,000)
Dividends on preferred stock									(337)		(337)
Acquisition of CapStone Bank				8,075,228		62,264					62,264
Expense of stock issuance						(383)					(383)
Exercise of stock options				628,045		2,598					2,598
Stock issuance pursuant to restricted stock units				12,252		(49)					(49)
Excess tax benefits from stock-based awards						81					81
Stock-based compensation						561					561
Distributions								144			144
Balances at September 30, 2014	$-	$-	$-	34,007,093	3,186,748	$275,369	$-	$(324)	$(47,506)	$892	$228,431

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited; dollars in thousands)

	Nine Months Ended
	September 30
	2014	2013
Cash Flow from operating activities
Net Income	$9,711	$19,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,143	2,746
Securities premium amortization and discount accretion, net	493	336
(Gain) loss on sales of securities	-	(736)
Earnings on bank-owned life insurance	(1,069)	(1,107)
Mortgage banking services	(653)	(1,347)
Originations of loans held for sale	(66,025)	(72,975)
Proceeds from sales of loans held for sale	66,906	80,042
Accretion on acquired loans	(4,134)	-
Excess tax benefits from stock-based awards	(81)	(26)
Deferred income tax expense (benefit)	5,361	(3,740)
Writedowns and (gains) losses on sales of real estate acquired in settlement of loans, net	115	(742)
Provision for credit losses	833	2,049
Stock-based compensation	561	295
(Increase) decrease in income taxes receivable	316	-
(Increase) decrease in interest earned but not received	(84)	(39)
Increase (decrease) in interest accrued but not paid	(84)	(32)
Net (increase) decrease in other assets	(1,418)	(2,054)
Net increase (decrease) in other liabilities	(1,850)	(2,428)
Net cash provided by (used in) operating activities	13,041	19,587

Cash Flow from investing activities
Cash received from acquisition	6,198	-
Proceeds from maturities of investment certificates of deposit	1,489	-
Purchases of securities available for sale	(35,857)	(94,858)
Purchases of securities held to maturity	(69,846)	(53,296)
Proceeds from sales of securities available for sale	9,045	65,711
Proceeds from maturities, prepayments and calls of securities available for sale	16,919	109,334
Proceeds from maturities, prepayments and calls of securities held to maturity	4,138	82
Net (increase) decrease in loans	(18,432)	(117,554)
Proceeds from sales of loans	5,974	-
Purchases of premises and equipment	(1,895)	(1,727)
Proceeds from sales of premises and equipment	1,322	709
Proceeds from sales of real estate acquired in settlement of loans	5,684	6,672
Net cash provided by (used in) investing activities	(75,261)	(84,927)

Cash Flow from financing activities
Net increase (decrease) in demand deposits and NOW accounts	46,576	23,771
Net increase (decrease) in savings and money market accounts	(28,436)	15,109
Net increase (decrease) in time deposits	(19,930)	40,637
Net increase (decrease) in borrowings from Federal Home Loan Bank	43,000	49,700
Net increase (decrease) in other borrowings	40,200	-
Dividends paid	(337)	(1,352)
Redemption of preferred stock	(15,000)	(37,472)
Repurchase of stock warrant	-	(7,779)
Exercise of stock options	2,598	-
Excess tax benefits from stock-based awards	81	26
Cash paid in lieu of issuing shares pursuant to restricted stock units	(49)	(78)
Common stock distributed	144	-
Expense of stock issuance	(383)	(117)
Net cash provided by (used in) financing activities	68,464	82,445
Increase (decrease) in cash and cash equivalents	6,244	17,105
Cash and cash equivalents at the beginning of the period	33,513	39,791
Cash and cash equivalents at the end of the period	$39,757	$56,896

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited; dollars in thousands)

	Nine Months Ended
	September 30
	2014	2013

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$4,867	$4,041
Income taxes	35	-

Supplemental disclosures of noncash transactions
Transfer of loans to real estate acquired in settlement of loans	$1,600	$3,270
Unrealized gains (losses) on securities available for sale:
Change in securities available for sale	3,663	(9,705)
Change in deferred income taxes	(1,425)	3,832
Change in shareholders’ equity	(2,238)	5,873
Unrealized gain (loss) on cash flow hedge:
Change in fair value of cash flow hedge	(259)	-
Change in deferred income taxes	99	-
Change in shareholders’ equity	160	-
Conversion of preferred stock	-	56,268
Acquisition:
Fair value of assets acquired	381,589	-
Fair value of liabilities assumed	336,730	-

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and provisions for credit losses considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

In August 2014, the FASB issued ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (i) the loan has a government guarantee that is not separable from the loan before foreclosure; (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity should adopt the amendments in this Update using either a prospective transition method or a modified retrospective transition method. Early adoption, including adoption in an interim period, is permitted if the entity already has adopted ASU 2014-04. The Company does not anticipate that the adoption of ASU 2014-14 will have a material effect on its consolidated financial statements as the Company has not historically had a material amount of government-guaranteed mortgage loans.

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

The transaction was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of CapStone, as of April 1, 2014, were recorded at their respective fair values, and the excess of the acquisition consideration over the fair value of CapStone’s net assets was allocated to goodwill. For the acquisition of CapStone, estimated fair values of assets acquired and liabilities assumed are based on the information available, and the Company believes this information provides a reasonable basis for determining fair values. Management continues to evaluate these fair values, which are subject to revision as more detailed analyses are completed and additional information becomes available. Any changes resulting from the evaluation of these or other estimates as of the acquisition date may change the amount of the fair values recorded.

The following table summarizes the allocation of the purchase price to the assets acquired and the liabilities assumed based on their estimated fair values (dollars in thousands, except per share data):

April 1, 2014
Fair value of assets acquired
Cash and cash equivalents	$6,198
Investment certificates of deposit	18,250
Federal funds sold	1,000
Investment securities	49,357
Loans	292,848
Premises and equipment	3,185
Core deposit intangible	2,490
Real estate acquired in settlement of loans	164
Deferred tax assets	3,740
Other assets	4,357
Total assets acquired	381,589
Fair value of liabilities assumed
Deposits	273,665
Borrowings from the Federal Home Loan Bank	61,268
Other liabilities	1,797
Total liabilities assumed	336,730
Net assets acquired	$44,859
Purchase price
Shares of common stock issued	8,075,228
Purchase price per share of the Company’s common stock	$7.14
Company common stock issued and cash exchanged for fractional shares	57,658
Fair value of converted stock options	4,606
Total purchase price	$62,264
Goodwill	$17,405

During the third quarter of 2014, adjustments of $509,000 were made to deferred tax assets acquired and goodwill.

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

Pro Forma

The following tables reflect (dollars in thousands) the pro forma total net interest income, noninterest income and net income for the three months and nine months ended September 30, 2014 and 2013 as though the acquisition of CapStone had taken place on January 1, 2013. The pro forma results are not adjusted for acquisition-related expense, and are not necessarily indicative of the results of operations that would have occurred had the acquisition actually taken place on January 1, 2013, nor of future results of operations.

	Three Months Ended September 30
	2014	2013

Net interest income	$20,479	$19,587
Noninterest income	4,105	4,959
Net income	5,138	4,146

	Nine Months Ended September 30
	2014	2013

Net interest income	$61,064	$56,901
Noninterest income	12,871	19,079
Net income	9,909	26,473

Acquisition-related expense during the first nine months of 2014 totaled $4.9 million. These costs are recorded as noninterest expense as incurred. Acquisition-related expense during the first nine months of 2013 was $69,000 and was related to the acquisition of Security Savings Bank, SSB (“Security Savings”). The components of acquisition-related expense for 2014 are as follows (dollars in thousands):

Personnel	$1,584
Furniture and equipment	14
Technology and data processing	2,674
Legal and professional	489
Marketing	6
Stationery, printing and supplies	70
Travel, dues and subscriptions	37
Other	36

Total acquisition-related expense	$4,910

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2014	2013	2014	2013
Basic:
Net income available to common shareholders	$5,099	$2,780	$9,374	$17,729
Weighted average shares outstanding	37,166,736	28,478,316	34,186,201	26,025,601
Net income per share, basic	$0.14	$0.10	$0.27	$0.68

Diluted:
Net income available to common shareholders	$5,099	$2,780	$9,374	$17,729
Weighted average shares outstanding	37,166,736	28,478,316	34,186,201	26,025,601
Effect of dilutive securities:
Stock options	279,808	687	414,389	269
Restricted stock units	130,125	93,562	120,987	85,524
Warrant	-	-	-	655,987
Convertible preferred stock	-	-	-	2,435,811
Weighted average shares outstanding and dilutive potential shares outstanding	37,576,669	28,572,565	34,721,577	29,203,192
Net income per share, diluted	$0.14	$0.10	$0.27	$0.61

Note 4 — Investment Securities

Investment securities consist of the following (dollars in thousands):

		Available for Sale – September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)

U.S. government agency securities	$49,602	$-	$(2,280)	$47,322	2.05%		6.97
Agency mortgage backed securities	20,405	1,193	-	21,598	3.87		3.36
Collateralized mortgage obligations	11,289	232	(5)	11,516	3.86		3.38
Commercial mortgage backed securities	33,972	1,286	-	35,258	3.40		2.82
Corporate bonds	128,798	4,140	(457)	132,481	3.78		3.73
Covered bonds	49,966	2,338	(108)	52,196	3.49		2.21
State and municipal obligations	34,431	1,076	(5)	35,502	5.86	(2)	3.90
Total debt securities	328,463	10,265	(2,855)	335,873	3.66	(2)	3.88
Federal Home Loan Bank stock	14,486	-	-	14,486
Federal Reserve Bank stock	3,828	-	-	3,828
Other equity securities	9,336	564	(256)	9,644
Total investment securities	$356,113	$10,829	$(3,111)	$363,831

		Available for Sale – December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)

U.S. government agency securities	$49,094	$-	$(4,562)	$44,532	2.07%		7.67
Agency mortgage backed securities	14,217	1,261	-	15,478	5.09		2.83
Collateralized mortgage obligations	6,611	163	-	6,774	5.63		2.60
Commercial mortgage backed securities	38,367	1,123	(102)	39,388	3.32		3.36
Corporate bonds	105,772	4,066	(572)	109,266	3.83		4.13
Covered bonds	49,937	2,924	(233)	52,628	3.49		2.90
State and municipal obligations	15,836	161	(301)	15,696	6.46	(2)	7.94
Total debt securities	279,834	9,698	(5,770)	283,762	3.65	(2)	4.55
Federal Home Loan Bank stock	9,988	-	-	9,988
Other equity securities	7,672	596	(469)	7,799
Total	$297,494	$10,294	$(6,239)	$301,549

		Held to Maturity – September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)

U.S. government agency securities	$32,761	$65	$(738)	$32,088	2.15%		5.55
Agency mortgage backed securities	56,736	1,030	-	57,766	2.54		5.17
Corporate bonds	37,453	92	(120)	37,425	4.04		6.35
Covered bonds	4,983	10	-	4,993	2.08		4.17
State and municipal obligations	1,150	45	-	1,195	4.23	(2)	10.04
Total	$133,083	$1,242	$(858)	$133,467	2.87	(2)	5.60

		Held to Maturity – December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)

U.S. government agency securities	$28,729	$-	$(1,920)	$26,809	2.13%		6.73
Agency mortgage backed securities	32,439	171	(34)	32,576	2.64		5.90
Corporate bonds	5,000	-	-	5,000	7.63		9.61
State and municipal obligations	1,149	-	(95)	1,054	4.25	(2)	13.58
Total	$67,317	$171	$(2,049)	$65,439	2.81	(2)	6.66

(1) Average duration to expected call or maturity, in years

(2) Fully taxable-equivalent basis

Effective September 1, 2014, the Bank became a member of the Federal Reserve System. As a state-chartered Federal Reserve member bank, the Bank’s primary federal regulator is the Federal Reserve Bank of Richmond. In order to satisfy minimum stock ownership requirements, during the third quarter of 2014, the Bank purchased 76,566 shares of Federal Reserve Bank stock at $50.00 per share, or an aggregate of $3.8 million.

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, as of September 30, 2014 (dollars in thousands):

	September 30, 2014(1)
	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency securities	$3,993	$(7)	$67,979	$(3,011)	$71,972	$(3,018)
Collateralized mortgage obligations	2,580	(5)	-	-	2,580	(5)
Corporate bonds	42,059	(577)	-	-	42,059	(577)
Covered bonds	-	-	4,873	(108)	4,873	(108)
State and municipal obligations	177	(5)	-	-	177	(5)
Equity securities	1,022	(6)	1,647	(250)	2,669	(256)
Total securities	$49,831	$(600)	$74,499	$(3,369)	$124,330	$(3,969)

(1) Data for December 31, 2013 not shown since unchanged from the Company’s Annual Report on Form 10-K

Declines in the fair value of available for sale debt securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Declines in the fair value of held to maturity securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost. The other-than-temporary impairment review for available for sale equity securities includes an analysis of the facts and circumstances of each individual investment and focuses on the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the financial condition and near-term prospects of the issuer, and management’s intent and ability to hold the security to recovery. Declines in the value of available for sale equity securities that are considered to be other-than-temporary are reflected in earnings as realized losses.

There were 28 available for sale debt securities and 14 held to maturity securities in an unrealized loss position at September 30, 2014. Management does not intend to sell any of these securities that have unrealized losses and believes that it is not likely that we will have to sell any such securities before a recovery of cost. The unrealized losses in all of these securities are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased and are not the result of deteriorated credit quality. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

There were three available for sale equity securities in an unrealized loss position at September 30, 2014. Although two of those three securities have been in a loss position one year or more, they remain investment grade by all rating agencies and show no indication that dividend payments or credit of the issuer are at risk. Management does not intend to sell these securities, believes that it is not likely that sales of these securities will be necessary before a recovery of cost and does not consider these securities other-than-temporarily impaired.

Investment securities with an amortized cost of $167.8 million and $106.2 million, as of September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes. The Company has $30.0 million in letters of credit issued by the Federal Home Loan Bank of Atlanta, which are used in lieu of securities to pledge against public deposits.

CapStone investment securities having a book value of $9.2 million were sold immediately following the acquisition to reposition the portfolio at no recorded gain or loss. No other investment securities were sold during the nine months ended September 30, 2014. Investment securities with a book value of $65.0 million were sold during the nine months ended September 30, 2013. The Company recognized a net gain of $736,000 on the sales of those securities in 2013.

Note 5 — Loans and Allowance for Credit Losses

Loans are summarized in the following table (dollars in thousands) which reflects $97.0 million at September 30, 2014 of PCI loans resulting from the acquisition of Security Savings on October 1, 2013 and the acquisition of CapStone on April 1, 2014, and $56.0 million at December 31, 2013 of PCI loans resulting from the acquisition of Security Savings; loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered PCI loans:

	September 30, 2014			December 31, 2013
	Loans –			Loans –
	Excluding	PCI	Total	Excluding	PCI	Total
	PCI	Loans	Loans	PCI	Loans	Loans
Secured by owner-occupied nonfarm nonresidential properties	$316,768	$21,418	$338,186	$290,953	$12,023	$302,976
Secured by other nonfarm nonresidential properties	345,632	18,903	364,535	234,355	4,707	239,062
Other commercial and industrial	128,334	8,641	136,975	113,620	782	114,402
Total Commercial	790,734	48,962	839,696	638,928	17,512	656,440

Construction loans – 1 to 4 family residential	47,838	1,315	49,153	20,582	-	20,582
Other construction and land development	104,384	4,304	108,688	90,575	4,239	94,814
Total Real estate – construction	152,222	5,619	157,841	111,157	4,239	115,396

Closed-end loans secured by 1 to 4 family residential properties	381,818	28,676	410,494	334,127	24,205	358,332
Lines of credit secured by 1 to 4 family residential
properties	226,187	6,596	232,783	205,524	7,588	213,112
Loans secured by 5 or more family residential properties	41,040	5,039	46,079	38,735	-	38,735
Total Real estate – mortgage	649,045	40,311	689,356	578,386	31,793	610,179

Credit cards	7,515	-	7,515	7,659	-	7,659
Other revolving credit plans	9,350	28	9,378	8,520	9	8,529
Other consumer loans	7,831	2,070	9,901	7,787	2,462	10,249
Total Consumer	24,696	2,098	26,794	23,966	2,471	26,437

All other loans	7,277	-	7,277	8,251	-	8,251
Total Other	7,277	-	7,277	8,251	-	8,251

Total loans	$1,623,974	$96,990	$1,720,964	$1,360,688	$56,015	$1,416,703

Nonperforming assets are summarized as follows (dollars in thousands):

	September 30,	December 31,
	2014	2013
Commercial nonaccrual loans, not restructured	$1,576	$2,542
Commercial nonaccrual loans, restructured	106	294
Non-commercial nonaccrual loans, not restructured	3,914	3,680
Non-commercial nonaccrual loans, restructured	403	391
Total nonaccrual loans	5,999	6,907
Troubled debt restructured, accruing	1,830	2,491
Total nonperforming loans	7,829	9,398
Real estate acquired in settlement of loans	3,580	7,620
Total nonperforming assets	$11,409	$17,018

Restructured loans, performing(1)	$1,473	$2,166
Loans past due 90 days or more and still accruing(2)	$1,982	$2,887

Nonperforming loans to loans held for investment	0.45%	0.66%
Nonperforming assets to total assets at end of period	0.47%	0.87%
Allowance for credit losses to nonperforming loans	287.41%	261.23%

(1) Loans restructured in a prior year without an interest rate concession or forgiveness of debt that are performing in accordance with their restructured terms.

(2) Loans past due 90 days or more and still accruing includes $1,976 and $2,834 of PCI loans as of September 30, 2014 and December 31, 2013, respectively.

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

Commitments to lend additional funds to borrowers whose loans have been restructured were not material at September 30, 2014.

The aging of loans is summarized in the following tables (dollars in thousands):

Loans – Excluding PCI
September 30, 2014	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$188	$-	$769	$957	$315,811	$316,768
Secured by other nonfarm nonresidential properties	200	-	493	693	344,939	345,632
Other commercial and industrial	841	-	420	1,261	127,073	128,334
Total Commercial	1,229	-	1,682	2,911	787,823	790,734

Construction loans – 1 to 4 family residential	-	-	-	-	47,838	47,838
Other construction and land development	24	-	259	283	104,101	104,384
Total Real estate – construction	24	-	259	283	151,939	152,222

Closed-end loans secured by 1 to 4 family residential properties	1,932	-	2,530	4,462	377,356	381,818
Lines of credit secured by 1 to 4 family residential properties	2,344	-	1,360	3,704	222,483	226,187
Loans secured by 5 or more family residential properties	-	-	-	-	41,040	41,040
Total Real estate – mortgage	4,276	-	3,890	8,166	640,879	649,045

Credit cards	67	6	-	73	7,442	7,515
Other revolving credit plans	30	-	102	132	9,218	9,350
Other consumer loans	43	-	66	109	7,722	7,831
Total Consumer	140	6	168	314	24,382	24,696

All other loans	-	-	-	-	7,277	7,277
Total Other	-	-	-	-	7,277	7,277

Total loans	$5,669	$6	$5,999	$11,674	$1,612,300	$1,623,974

PCI Loans
September 30, 2014	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$289	$-	$-	$289	$21,129	$21,418
Secured by other nonfarm nonresidential properties	-	-	-	-	18,903	18,903
Other commercial and industrial	-	13	-	13	8,628	8,641
Total Commercial	289	13	-	302	48,660	48,962

Construction loans – 1 to 4 family residential	-	-	-	-	1,315	1,315
Other construction and land development	-	-	-	-	4,304	4,304
Total Real estate – construction	-	-	-	-	5,619	5,619

Closed-end loans secured by 1 to 4 family residential properties	587	1,831	-	2,418	26,258	28,676
Lines of credit secured by 1 to 4 family residential properties	276	109	-	385	6,211	6,596
Loans secured by 5 or more family residential properties	-	-	-	-	5,039	5,039
Total Real estate – mortgage	863	1,940	-	2,803	37,508	40,311

Credit cards	-	-	-	-	-	-
Other revolving credit plans	-	-	-	-	28	28
Other consumer loans	-	23	-	23	2,047	2,070
Total Consumer	-	23	-	23	2,075	2,098

All other loans	-	-	-	-	-	-
Total Other	-	-	-	-	-	-

Total loans	$1,152	$1,976	$-	$3,128	$93,862	$96,990

Total Loans
September 30, 2014	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$477	$-	$769	$1,246	$336,940	$338,186
Secured by other nonfarm nonresidential properties	200	-	493	693	363,842	364,535
Other commercial and industrial	841	13	420	1,274	135,701	136,975
Total Commercial	1,518	13	1,682	3,213	836,483	839,696

Construction loans – 1 to 4 family residential	-	-	-	-	49,153	49,153
Other construction and land development	24	-	259	283	108,405	108,688
Total Real estate – construction	24	-	259	283	157,558	157,841

Closed-end loans secured by 1 to 4 family residential properties	2,519	1,831	2,530	6,880	403,614	410,494
Lines of credit secured by 1 to 4 family residential properties	2,620	109	1,360	4,089	228,694	232,783
Loans secured by 5 or more family residential properties	-	-	-	-	46,079	46,079
Total Real estate – mortgage	5,139	1,940	3,890	10,969	678,387	689,356

Credit cards	67	6	-	73	7,442	7,515
Other revolving credit plans	30	-	102	132	9,246	9,378
Other consumer loans	43	23	66	132	9,769	9,901
Total Consumer	140	29	168	337	26,457	26,794

All other loans	-	-	-	-	7,277	7,277
Total Other	-	-	-	-	7,277	7,277

Total loans	$6,821	$1,982	$5,999	$14,802	$1,706,162	$1,720,964

Loans – Excluding PCI
December 31, 2013	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$1,170	$-	$1,948	$3,118	$287,835	$290,953
Secured by other nonfarm nonresidential properties	256	-	745	1,001	233,354	234,355
Other commercial and industrial	22	-	143	165	113,455	113,620
Total Commercial	1,448	-	2,836	4,284	634,644	638,928

Construction loans – 1 to 4 family residential	231	-	-	231	20,351	20,582
Other construction and land development	368	-	719	1,087	89,488	90,575
Total Real estate – construction	599	-	719	1,318	109,839	111,157

Closed-end loans secured by 1 to 4 family residential properties	4,691	41	2,326	7,058	327,069	334,127
Lines of credit secured by 1 to 4 family residential properties	1,825	-	899	2,724	202,800	205,524
Loans secured by 5 or more family residential properties	951	-	-	951	37,784	38,735
Total Real estate – mortgage	7,467	41	3,225	10,733	567,653	578,386

Credit cards	92	12	-	104	7,555	7,659
Other revolving credit plans	37	-	102	139	8,381	8,520
Other consumer loans	229	-	25	254	7,533	7,787
Total Consumer	358	12	127	497	23,469	23,966

All other loans	-	-	-	-	8,251	8,251
Total Other	-	-	-	-	8,251	8,251

Total loans	$9,872	$53	$6,907	$16,832	$1,343,856	$1,360,688

PCI Loans
December 31, 2013	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$95	$-	$-	$95	$11,928	$12,023
Secured by other nonfarm nonresidential properties	-	222	-	222	4,485	4,707
Other commercial and industrial	15	13	-	28	754	782
Total Commercial	110	235	-	345	17,167	17,512

Construction loans – 1 to 4 family residential	-	-	-	-	-	-
Other construction and land development	181	79	-	260	3,979	4,239
Total Real estate – construction	181	79	-	260	3,979	4,239

Closed-end loans secured by 1 to 4 family residential properties	2,484	1,634	-	4,118	20,087	24,205
Lines of credit secured by 1 to 4 family residential properties	132	795	-	927	6,661	7,588
Loans secured by 5 or more family residential properties	-	-	-	-	-	-
Total Real estate – mortgage	2,616	2,429	-	5,045	26,748	31,793

Credit cards	-	-	-	-	-	-
Other revolving credit plans	-	1	-	1	8	9
Other consumer loans	95	90	-	185	2,277	2,462
Total Consumer	95	91	-	186	2,285	2,471

All other loans	-	-	-	-	-	-
Total Other	-	-	-	-	-	-

Total loans	$3,002	$2,834	$-	$5,836	$50,179	$56,015

Total Loans
December 31, 2013	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$1,265	$-	$1,948	$3,213	$299,763	$302,976
Secured by other nonfarm nonresidential properties	256	222	745	1,223	237,839	239,062
Other commercial and industrial	37	13	143	193	114,209	114,402
Total Commercial	1,558	235	2,836	4,629	651,811	656,440

Construction loans – 1 to 4 family residential	231	-	-	231	20,351	20,582
Other construction and land development	549	79	719	1,347	93,467	94,814
Total Real estate – construction	780	79	719	1,578	113,818	115,396

Closed-end loans secured by 1 to 4 family residential properties	7,175	1,675	2,326	11,176	347,156	358,332
Lines of credit secured by 1 to 4 family residential properties	1,957	795	899	3,651	209,461	213,112
Loans secured by 5 or more family residential properties	951	-	-	951	37,784	38,735
Total Real estate – mortgage	10,083	2,470	3,225	15,778	594,401	610,179

Credit cards	92	12	-	104	7,555	7,659
Other revolving credit plans	37	1	102	140	8,389	8,529
Other consumer loans	324	90	25	439	9,810	10,249
Total Consumer	453	103	127	683	25,754	26,437

All other loans	-	-	-	-	8,251	8,251
Total Other	-	-	-	-	8,251	8,251

Total loans	$12,874	$2,887	$6,907	$22,668	$1,394,035	$1,416,703

At September 30, 2014 and December 31, 2013 there were $3.8 million and $5.3 million, respectively, of loans classified as TDRs. A restructured loan is classified as a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. The Company monitors the performance of restructured loans on an ongoing basis. For loans classified as TDRs, the Company further evaluates the loans as performing or nonperforming. Loans retain their accrual status at the time of their restructuring. As a result, if a loan is on nonaccrual at the time it is restructured, it stays as nonaccrual; and if a loan is on accrual at the time of the restructuring, it generally stays on accrual. A restructured loan will be reclassified to nonaccrual if the loan becomes 90 days delinquent or other weaknesses are observed which make collection of principal and interest unlikely. Nonperforming TDRs originally classified as nonaccrual may be reclassified as accruing if, subsequent to restructuring, they experience six consecutive months of payment performance according to the restructured terms. Further, a TDR may be considered performing and subsequently removed from nonperforming status in years subsequent to the restructuring if it meets the following criteria:

•	At the time of restructuring, the loan was made at a market rate of interest for comparable risk;
•	The loan has shown at least six consecutive months of payment performance in accordance with the restructured terms; and
•	The loan has been included in the TDR disclosures for at least one Annual Report on Form 10-K

Restructurings of loans and their classification as TDRs are based on individual facts and circumstances. Loan restructurings that are classified as TDRs may involve an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal or interest payments, which the Company considers are concessions. All loans classified as TDRs were restructured due to financial difficulties experienced by the borrower. The Company had $1.5 million and $2.2 million of performing TDRs at September 30, 2014 and December 31, 2013, respectively, which were restructured in a prior year without an interest rate concession and were performing in accordance with their restructured terms.

The following table provides information about loans first classified as TDRs during the current and prior year three-month and nine-month periods (dollars in thousands):

	Restructurings for the Three Months Ended September 30, 2014			Restructurings for the Three Months Ended September 30, 2013
	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
TDRs:
Commercial	1	$124	$124	1	$142	$142
Real estate – mortgage	-	-	-	2	226	226
Consumer	2	19	19	-	-	-
Total	3	$143	$143	3	$368	$368

	Restructurings for the Nine Months Ended September 30, 2014			Restructurings for the Nine Months Ended September 30, 2013
	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
TDRs:
Commercial	1	$124	$124	2	$874	$407
Real estate – construction	-	-	-	1	460	460
Real estate – mortgage	3	183	176	3	323	323
Consumer	2	19	19	-	-	-
Total	6	$326	$319	6	$1,657	$1,190

Newly restructured TDRs in the third quarter of 2014 each had an extension of the term of the loan, and the two consumer loans identified above also had an interest rate reduction. Newly restructured TDRs in the second quarter of 2014 consisted of one loan involving a forgiveness of principal, and the two newly restructured TDRs in the first quarter of 2014 involved deferral of interest payments. There were three newly restructured TDRs during the third quarter of 2013, of which, the newly restructured commercial loan involved an interest rate concession, and the two newly restructured real estate - mortgage loans involved deferrals of principal payments. The newly restructured TDRs in the first and second quarter of 2013 each involved an extension of the term of the loan.

A TDR is considered to be in default if it is 90 days or more past due at the end of any month during the reporting period.

No TDRs were restructured in the prior 12 months that subsequently defaulted during the three months or nine months ended September 30, 2014, or the three months or nine months ended September 30, 2013.

Interest is not typically accrued on nonperforming loans, as they are normally in nonaccrual status. However, interest may be accrued in certain circumstances on nonperforming TDRs, such as those that have an interest rate concession but are otherwise performing. Interest income on performing or nonperforming accruing TDRs is recognized consistent with any other accruing loan. Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on a loan is discontinued when, in management’s opinion, the borrower is not likely to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are placed on nonaccrual status when (i) management has concerns relating to the ability to collect the loan principal and interest, and (ii) generally when loans are 90 days or more past due. Interest income is subsequently recognized on a cash basis only to the extent payments are received and only if the loan is well secured. Commercial loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance (generally a minimum of six months) of interest and principal by the borrower in accordance with the contractual terms. Residential mortgage and consumer loans are typically returned to accrual status once they are no longer past due. There were $1.8 million in TDRs at September 30, 2014 and $2.2 million in TDRs at September 30, 2013 that were considered nonperforming and were accruing interest. The following table shows interest income recognized and received on these TDRs for the three months and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Recognized	Received	Recognized	Received
Interest Income:
Commercial	$-	$-	$3	$4
Real estate – construction	-	-	-	-
Real estate – mortgage	15	12	22	19
Consumer	-	1	-	-
Total	$15	$13	$25	$23

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Recognized	Received	Recognized	Received
Interest Income:
Commercial	$6	$6	$20	$21
Real estate – construction	4	4	1	1
Real estate – mortgage	48	45	69	62
Consumer	-	1	-	-
Total	$58	$56	$90	$84

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

Loans specifically identified and evaluated for levels of impairment totaled $3.9 million and $5.9 million at September 30, 2014 and December 31, 2013, respectively, as detailed in the following tables (dollars in thousands).

	Impaired Loans
		Unpaid		Average	Interest
	Recorded	Principal	Specific	Recorded	Recognized
	Balance	Balance	Allowance	Investment	Year to Date
September 30, 2014
Loans without a specific valuation allowance
Commercial	$301	$301	$-	$356	$9
Real estate – construction	595	971	-	673	24
Real estate – mortgage	414	452	-	483	4
Consumer	17	18	-	18	1
Total	1,327	1,742	-	1,530	38

Loans with a specific valuation allowance
Commercial	439	546	11	443	24
Real estate – construction	150	150	8	187	9
Real estate – mortgage	2,031	2,031	383	2,093	53
Total	2,620	2,727	402	2,723	86

Total impaired loans
Commercial	740	847	11	799	33
Real estate – construction	745	1,121	8	860	33
Real estate – mortgage	2,445	2,483	383	2,576	57
Consumer	17	18	-	18	1
Total	$3,947	$4,469	$402	$4,253	$124

	Impaired Loans
		Unpaid		Average	Interest
	Recorded	Principal	Specific	Recorded	Recognized
	Balance	Balance	Allowance	Investment	Year to Date
December 31, 2013
Loans without a specific valuation allowance
Commercial	$1,210	$1,246	$-	$1,261	$30
Real estate – construction	480	480	-	514	34
Real estate – mortgage	338	369	-	358	7
Total	2,028	2,095	-	2,133	71

Loans with a specific valuation allowance
Commercial	738	846	68	747	42
Real estate – construction	152	152	8	189	12
Real estate – mortgage	2,961	2,961	696	3,025	107
Total	3,851	3,959	772	3,961	161

Total impaired loans
Commercial	1,948	2,092	68	2,008	72
Real estate – construction	632	632	8	703	46
Real estate – mortgage	3,299	3,330	696	3,383	114
Total	$5,879	$6,054	$772	$6,094	$232

In the first quarter of 2014, the Company changed its methodology for allocating the allowance for credit losses by portfolio segment. Prior period allocations were revised to conform to the new methodology. The change in methodology did not change the total allowance for credit losses. The balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on the reserving method as of September 30, 2014, December 31, 2013 and September 30, 2013 were as follows:

		Real Estate –	Real Estate –			Total
Allowance for credit losses:	Commercial	Construction	Mortgage	Consumer	Other	Allowance
September 30, 2014
Individually evaluated for impairment	$11	$8	$383	$-	$-	$402
Collectively evaluated for impairment	10,564	1,860	9,132	451	92	22,099
PCI	-	-	-	-	-	-
Total ending allowance	$10,575	$1,868	$9,515	$451	$92	$22,501
December 31, 2013
Individually evaluated for impairment	$68	$8	$696	$-	$-	$772
Collectively evaluated for impairment	11,412	2,019	9,783	469	95	23,778
PCI	-	-	-	-	-	-
Total ending allowance	$11,480	$2,027	$10,479	$469	$95	$24,550
September 30, 2013
Individually evaluated for impairment	$25	$10	$690	$10	$-	$735
Collectively evaluated for impairment	12,008	2,078	10,105	369	90	24,650
Total ending allowance	$12,033	$2,088	$10,795	$379	$90	$25,385

		Real Estate –	Real Estate –			Total
Recorded investment in loans:	Commercial	Construction	Mortgage	Consumer	Other	Loans
September 30, 2014
Individually evaluated for impairment	$740	$745	$2,445	$17	$-	$3,947
Collectively evaluated for impairment	789,994	151,477	646,600	24,679	7,277	1,620,027
PCI	48,962	5,619	40,311	2,098	-	96,990
Total recorded investment in loans	$839,696	$157,841	$689,356	$26,794	$7,277	$1,720,964
December 31, 2013
Individually evaluated for impairment	$1,948	$632	$3,299	$-	$-	$5,879
Collectively evaluated for impairment	636,980	110,525	575,087	23,966	8,251	1,354,809
PCI	17,512	4,239	31,793	2,471	-	56,015
Total recorded investment in loans	$656,440	$115,396	$610,179	$26,437	$8,251	$1,416,703
September 30, 2013
Individually evaluated for impairment	$4,236	$587	$4,774	$10	$-	$9,607
Collectively evaluated for impairment	616,209	92,669	519,484	22,047	6,345	1,256,754
Total recorded investment in loans	$620,445	$93,256	$524,258	$22,057	$6,345	$1,266,361

The following table summarizes, by internally assigned risk grade, the risk grade for loans for which the Company has assigned a risk grade (dollars in thousands).

	September 30, 2014					December 31, 2013
		Special	Sub-				Special	Sub-
Loans – excluding PCI	Pass	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$753,928	$18,332	$15,972	$705	$788,937	$592,221	$30,962	$15,044	$302	$638,529
Real estate – construction	136,950	1,192	423	135	138,700	82,483	8,628	2,288	-	93,399
Real estate – mortgage	109,789	1,796	2,560	101	114,246	84,999	4,243	5,168	-	94,410
Consumer	525	-	-	-	525	-	-	-	-	-
Other	5,788	882	-	-	6,670	7,373	-	-	-	7,373
Total	$1,006,980	$22,202	$18,955	$941	$1,049,078	$767,076	$43,833	$22,500	$302	$833,711

	September 30, 2014					December 31, 2013
		Special	Sub-				Special	Sub-
PCI loans	Pass(1)	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$32,326	$12,502	$3,847	$15	$48,690	$5,451	$4,831	$7,031	$135	$17,448
Real estate – construction	3,882	1,518	111	-	5,511	1,568	1,743	731	198	4,240
Real estate – mortgage	11,552	4,218	2,241	-	18,011	2,811	2,361	5,739	499	11,410
Consumer	-	-	-	-	-	2	1	-	-	3
Other	-	-	-	-	-	-	-	-	-	-
Total	$47,760	$18,238	$6,199	$15	$72,212	$9,832	$8,936	$13,501	$832	$33,101

	September 30, 2014					December 31, 2013
		Special	Sub-				Special	Sub-
Total loans	Pass	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$786,254	$30,834	$19,819	$720	$837,627	$597,672	$35,793	$22,075	$437	$655,977
Real estate – construction	140,832	2,710	534	135	144,211	84,051	10,371	3,019	198	97,639
Real estate – mortgage	121,341	6,014	4,801	101	132,257	87,810	6,604	10,907	499	105,820
Consumer	525	-	-	-	525	2	1	-	-	3
Other	5,788	882	-	-	6,670	7,373	-	-	-	7,373
Total	$1,054,740	$40,440	$25,154	$956	$1,121,290	$776,908	$52,769	$36,001	$ 1, 134	$866,812

(1) PCI loans in the Pass category are in the pre-watch risk grade, which is the lowest risk grade in the Pass category.

An analysis of the changes in the allowance for credit losses for the three months and nine months ended September 30, 2014 and 2013 follows (dollars in thousands):

	Beginning				Ending
	Balance	Chargeoffs	Recoveries	Provision	Balance
Three Months Ended September 30, 2014
Loans – excluding PCI
Commercial	$10,264	$399	$775	$(65)	$10,575
Real estate – construction	1,771	60	49	108	1,868
Real estate – mortgage	10,354	1,423	648	(64)	9,515
Consumer	469	201	77	106	451
Other	86	-	2	4	92
Total	$22,944	$2,083	$1,551	$89	$22,501

PCI loans
Commercial	$-	$-	$-	$-	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$-	$-	$-	$-

Total loans
Commercial	$10,264	$399	$775	$(65)	$10,575
Real estate – construction	1,771	60	49	108	1,868
Real estate – mortgage	10,354	1,423	648	(64)	9,515
Consumer	469	201	77	106	451
Other	86	-	2	4	92
Total	$22,944	$2,083	$1,551	$89	$22,501

Three Months Ended September 30, 2013
Commercial	$12,287	$324	$796	$(726)	$12,033
Real estate – construction	2,077	372	59	324	2,088
Real estate – mortgage	11,482	1,136	366	83	10,795
Consumer	408	176	69	78	379
Other	141	338	13	274	90
Total	$26,395	$2,346	$1,303	$33	$25,385

	Beginning				Ending
	Balance	Chargeoffs	Recoveries	Provision	Balance
Nine Months Ended September 30, 2014
Loans – excluding PCI
Commercial	$11,480	$836	$1,300	$(1,369)	$10,575
Real estate – construction	2,027	464	563	(258)	1,868
Real estate – mortgage	10,479	4,106	1,098	2,044	9,515
Consumer	469	563	213	332	451
Other	95	-	8	(11)	92
Total	$24,550	$5,969	$3,182	$738	$22,501

PCI loans
Commercial	$-	$62	$-	$62	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	33	-	33	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$95	$-	$95	$-

Total loans
Commercial	$11,480	$898	$1,300	$(1,307)	$10,575
Real estate – construction	2,027	464	563	(258)	1,868
Real estate – mortgage	10,479	4,139	1,098	2,077	9,515
Consumer	469	563	213	332	451
Other	95	-	8	(11)	92
Total	$24,550	$6,064	$3,182	$833	$22,501

Nine Months Ended September 30, 2013
Commercial	$12,314	$859	$1,020	$(442)	$12,033
Real estate – construction	2,058	1,125	392	763	2,088
Real estate – mortgage	11,673	2,777	922	977	10,795
Consumer	466	806	214	505	379
Other	119	338	63	246	90
Total	$26,630	$5,905	$2,611	$2,049	$25,385

Loans totaling $3.3 million and $3.5 million, as of September 30, 2014 and December 31, 2013, respectively, were held for sale and stated at the lower of cost or market value on an individual basis.

Loans totaling $771.8 million and $517.1 million, as of September 30, 2014 and December 31, 2013, respectively, were pledged to secure lines of credit with the Federal Home Loan Bank of Atlanta and Federal Reserve Bank of Richmond.

In conjunction with the acquisition of CapStone on April 1, 2014, the PCI loan portfolio was accounted for at fair value as follows (dollars in thousands):

April 1, 2014

Contractual principal and interest at acquisition	$84,855
Nonaccretable difference	(5,070)
Expected cash flows at acquisition	79,785
Accretable yield	(13,969)
Basis in PCI loans at acquisition – estimated fair value	$65,816

A summary of changes in the recorded investment of PCI loans for the three months and nine months ended September 30, 2014 follows (dollars in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

Recorded investment, beginning of period	$108,334	$56,015
Fair value of CapStone acquired loans	-	65,816
Accretion	1,330	3,315
Reductions for payments, sales and foreclosures	(12,674)	(28,156)
Recorded investment, end of period	$96,990	$96,990
Outstanding principal balance, end of period	$104,666	$104,666

In the third quarter of 2014, the Company sold a small group of nonperforming loans with a total recorded investment of $5.4 million for net proceeds of $6.0 million. Included in this sale were PCI loans with a total outstanding principal balance of $4.8 million and a total recorded investment of $2.6 million for net proceeds of $2.7 million. The $100,000 excess proceeds on the PCI loan sales was recorded as an adjustment to the recorded investment of the remaining PCI portfolio. The remaining excess proceeds from the loan sale of $500,000 was recorded as recoveries of previously charged off loans.

A summary of changes in the accretable yield for PCI loans for the three months and nine months ended September 30, 2014 follows (dollars in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

Accretable yield, beginning of period	$25,602	$14,462
Addition from CapStone acquisition	-	13,969
Accretion	(1,330)	(3,315)
Reclassification of nonaccretable difference due to improvement in expected cash flows	(957)	(454)
Other changes, net	737	(610)
Accretable yield, end of period	$24,052	$24,052

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

Income tax expense for each of the quarters and nine-month periods of 2014 and 2013 were determined as follows (dollars in thousands):

	First	Second	Third	Nine Months
	Quarter	Quarter	Quarter	Year to Date
2014
Income tax expense (benefit) calculated	$1,900	$657	$2,804	$5,361
Deferred tax asset valuation adjustment	-	-	-	-
Income tax expense (benefit)	$1,900	$657	$2,804	$5,361

2013
Income tax expense (benefit) calculated	$1,668	$1,770	$2,121	$5,559
Deferred tax asset valuation adjustment	(1,668)	(8,371)	-	(10,039)
North Carolina corporate income tax rate reduction adjustment	-	-	740	740
Income tax expense (benefit)	$-	$(6,601)	$2,861	$(3,740)

The significant components of the Company’s deferred tax assets at September 30, 2014 and December 31, 2013 were as follows (dollars in thousands):

	2014	2013
Deferred tax assets:
Allowance for credit losses	$8,641	$9,428
Net operating losses	25,609	28,201
Other	10,985	8,431
Valuation allowance	(571)	(571)
Total	44,664	45,489

Deferred tax liabilities:
Net unrealized gain on available for sale securities	3,239	1,577
Other	7,282	7,133
Total	10,521	8,710
Net deferred tax assets	$34,143	$36,779

Note 7 — Stock Compensation Plans

The Company recorded $561,000 and $295,000 of stock-based compensation expense for the nine-month periods ended September 30, 2014 and 2013, respectively. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related stock options or restricted stock grants and is reported within personnel expense. This expense had no impact on the Company’s reported cash flows. As of September 30, 2014, there was $1.2 million of unrecognized stock-based compensation expense. This expense will be fully recognized by December 31, 2016.

To determine the amounts recorded in the financial statements, the fair value of each stock option is estimated on the date of the grant using the Black-Scholes option-pricing model. During the first nine months of 2014, no stock options were granted.

As of September 30, 2014, 392,554 restricted stock units were outstanding. The fair value of each restricted stock unit is the closing price of the Company’s Class A common stock on the grant date. The date of grant and the fair value of each restricted stock unit are as follows:

September 30, 2014
	Grant	Fair Value
Units	Date	Per Unit
17,470	02/09/11	$5.15
95,569	01/11/12	3.89
7,393	07/25/12	4.10
100,190	01/16/13	5.00
2,390	03/06/13	5.91
1,460	04/24/13	5.99
35,359	07/24/13	8.80
3,403	10/09/13	6.61
93,019	01/15/14	7.19
22,301	07/29/14	7.64
14,000	07/29/14	7.64
392,554

On April 1, 2014, 617,270 CapStone stock options were converted to 1,388,849 Company stock options. The estimated fair value of the converted options was $4.6 million using the Black-Scholes option-pricing model. At September 30, 2014, 744,004 of these converted options were outstanding and exercisable with an average weighted remaining contractual life of approximately two years and an aggregate intrinsic value of $2.0 million. The following is a summary of stock option activity and related information for the converted stock options during the period from acquisition on April 1, 2014 through September 30, 2014 (dollars in thousands, except per share data).

	Options	Weighted Average Exercise Price

Converted	1,388,849	$4.54
Exercised	(625,045)	4.13
Forfeited	(19,800)	6.12
Outstanding – end of period	744,004	$4.84

Exercisable – end of period	744,004	$4.84

The Company recorded excess tax benefits of $64,000 on the exercise of 136,687 nonqualified stock options and the disqualifying disposition of 33,018 incentive stock options exercised during the second and third quarters of 2014.

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

Investment securities. The fair value of investment securities is based on quoted prices in active markets for identical assets (Level 1), if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities, corresponding to the “significant other observable inputs” definition of GAAP (Level 2). If a quoted market price for a similar security is not available, fair value is estimated using “significant unobservable inputs” as defined by GAAP (Level 3). The fair value of equity investments in the restricted stock of the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank equals the carrying value based on the redemption provisions and is categorized as Level 3.

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

Interest rate swap. Under the terms of a cash flow hedge, which the Company entered into on August 8, 2014, for the duration of the hedge the Company and the counterparty pay one another the difference between the variable amount payable by the Company based on the 30-day LIBOR rate and the fixed payment payable by the counterparty. The fair value of the cash flow hedge is based on projected LIBOR rates for the duration of the hedge, a value that, while observable in the market, is subject to adjustment due to pricing considerations for the specific instrument. The fair value of the interest rate swap is categorized as Level 2.

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

The tables below present the estimated fair values of financial instruments as of September 30, 2014 and December 31, 2013 (dollars in thousands):

September 30, 2014	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$39,757	$39,757
Investment certificates of deposit	16,669	16,739
Investment securities	496,914	497,298
Loans	1,698,463	1,703,305
Loans held for sale	3,303	3,303
Investments held in trust	6,696	6,696
Financial liabilities:
Deposits	1,825,134	1,827,096
Federal funds purchased	37,700	37,700
Wholesale repurchase agreements	21,000	22,831
Subordinated debt	15,500	15,706
Junior subordinated notes	25,774	11,830
Federal Home Loan Bank borrowings	274,000	274,038
Interest rate swap	259	259

December 31, 2013	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$33,513	$33,513
Investment securities	368,866	366,988
Loans	1,392,153	1,414,109
Loans held for sale	3,530	3,530
Investments held in trust	6,184	6,184
Financial liabilities:
Deposits	1,553,996	1,555,221
Federal funds purchased	13,000	13,000
Wholesale repurchase agreements	21,000	22,915
Junior subordinated notes	25,774	11,279
Federal Home Loan Bank borrowings	170,000	170,253

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

The table below presents the assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset or liability (dollars in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets measured at fair value
Available for sale securities at September 30, 2014	$4,610	$340,907	$18,314
Available for sale securities at December 31, 2013	2,845	288,716	9,988
Investments held in trust at September 30, 2014	6,696	-	-
Investments held in trust at December 31, 2013	6,184	-	-
Liabilities measured at fair value
Interest rate swap at September 30, 2014	-	-	259
Interest rate swap at December 31, 2013	-	-	-

The table below presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 and the year ended December 31, 2013 (dollars in thousands):

	Nine Months	Twelve Months
	Ended	Ended
	September 30,	December 31,
	2014	2013

Available for sale securities
Beginning balance	$9,988	$7,685
Purchases	11,172	17,464
Acquisitions	3,089	2,090
Redemptions	(5,935)	(17,251)
Ending balance	$18,314	$9,988

The table below presents the assets measured at fair value on a non-recurring basis categorized by the level of inputs used in the valuation of each asset (dollars in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Loans held for sale at September 30, 2014	$-	$3,303	$-
Loans held for sale at December 31, 2013	-	3,530	-
Real estate acquired in settlement of loans at September 30, 2014	-	-	3,580
Real estate acquired in settlement of loans at December 31, 2013	-	-	7,620
Impaired loans, net of allowance at September 30, 2014	-	-	3,545
Impaired loans, net of allowance at December 31, 2013	-	-	5,107

Note 9 — Accumulated Other Comprehensive Income (Loss)

The balance of accumulated other comprehensive income, net of tax, at September 30, 2014 is comprised of $4.7 million of unrealized gains on securities available for sale, $(3.6) million for the funded status of pension plans, and $(0.2) million of unrecognized loss on cash flow hedges. At December 31, 2013, the balance of accumulated other comprehensive income, net of tax, was comprised of $2.5 million of unrealized gains on securities available for sale and $(3.6) million for the funded status of pension plans.

Reclassifications from accumulated other comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2014 and 2013 are as follows (dollars in thousands):

Details about accumulated other	Amount reclassified from accumulated other	Affected line item in the Consolidated
comprehensive income (loss)	comprehensive income (loss)	Statements of Income
Three months ended September 30, 2014
Amortization of post retirement benefit	$16	Personnel expense
	(6)	Income tax expense (benefit)
	$10	Net of tax

Total reclassifications for the period	$10

Three months ended September 30, 2013

Unrealized gains (losses) on available for sale securities	$458	Gain on sales of investment securities
	(181)	Income tax expense (benefit)
	$277	Net of tax

Amortization of post retirement benefit	$15	Personnel expense
	(6)	Income tax expense (benefit)
	$9	Net of tax

Total reclassifications for the period	$286

Nine months ended September 30, 2014
Amortization of post retirement benefit	$47	Personnel expense
	(18)	Income tax expense (benefit)
	$29	Net of tax

Total reclassifications for the period	$29

Nine months ended September 30, 2013

Unrealized gains (losses) on available for sale securities	$736	Gain on sales of investment securities
	(291)	Income tax expense (benefit)
	$445	Net of tax

Amortization of post retirement benefit	$46	Personnel expense
	(18)	Income tax expense (benefit)
	$28	Net of tax

Total reclassifications for the period	$473

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

Note 11 — Derivative

Interest rate risk management is a part of the Company’s overall asset/liability management process. The primary oversight of asset/liability management rests with the Asset and Liability Committee, which is comprised of the Company’s Chief Executive Officer, Chief Financial Officer, and other senior executives. Over the past several years, the Company’s balance sheet has been consistently slightly “asset sensitive,” i.e. should interest rates decline, the Company’s assets will reprice faster than its liabilities, resulting in a declining net interest margin and less net interest income.

In order to partially mitigate its exposure in the event the interest rate curve flattens over the next three years, on August 8, 2014, the Company entered into an interest rate swap that qualifies as a cash flow hedge under GAAP. The fair value of the swap is included in other liabilities in the consolidated balance sheets, and the net change in fair value is included in other comprehensive income and in the consolidated statements of cash flows under the caption net (increase) decrease in other liabilities. At September 30, 2014, the estimated fair value of the liability is $259,000.

The risk management objective is to reduce the Company’s interest rate risk exposure to the variability of the cash flows upon changes to its forecasted interest receipts as 30-day London Interbank Offered Rate (“LIBOR”), the benchmark interest rate used by the Company, changes. The Company’s position is improved by entry into an interest rate swap with a notional amount of $50.0 million to receive interest at a fixed rate of 0.925 percent and pay interest at a rate based on 30-day LIBOR. This is designated as a cash flow hedge of the interest rate risk associated with the benchmark rate of 30-day LIBOR attributable to the forecasted interest payments received from the 30-day LIBOR loan portfolio and investment securities (the hedged forecasted transaction). The interest rate swap hedges interest receipts through August 8, 2017. Settlement of the swap occurs monthly. As of September 30, 2014, $250,000 collateral was pledged and on deposit with the counterparty to secure the existing obligation under the interest rate swap.

For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated statements of income. The Company’s interest rate swap has been fully effective since inception. Changes in the fair value of the interest rate swap, therefore, have had no impact on net income. For the three months and nine months ended September 30, 2014, the Company recognized interest income of $58,000 resulting from incremental interest received from the counterparty, none of which related to ineffectiveness. The Company monitors the credit risk of the interest rate swap counterparty.

Note 12 — Subsequent Events

Pending acquisition of Premier Commercial Bank

On October 8, 2014, the Company announced the signing of a definitive merger agreement with Premier Commercial Bank (“Premier”), a commercial bank headquartered in Greensboro, North Carolina, with approximately $172 million in assets as of September 30, 2014. Premier operates one full-service banking office centrally located in Greensboro and residential mortgage origination offices in Greensboro, Charlotte, Raleigh, High Point, Kernersville and Burlington, North Carolina.

The acquisition, which is subject to customary closing conditions, including regulatory approval and approval by Premier shareholders, is expected to close in the first quarter of 2015. Under the terms of the definitive merger agreement, Premier’s outstanding shares of common stock will be converted, at the election of the holder of such shares, into the right to receive cash in the amount of $10.00 per share, shares of the Company’s Class A common stock, or a combination of cash and shares, subject to allocation and pro rata procedures to ensure that 75% of the shares of Premier’s common stock will be exchanged for shares of the Company’s common stock and the remaining 25% will be exchanged for cash. The number of shares of the Company’s common stock to be exchanged for each share of Premier common stock will be determined by dividing $10.00 by the 20-day volume weighted average price per share of the Company’s common stock ending on the fifth trading day prior to closing, but in no event more than 1.5152 shares of the Company’s common stock or less than 1.1186 shares of the Company’s common stock for each share of Premier common stock. The agreement also provides for the conversion of unexercised, vested and unvested Premier stock options into Company stock options.

There are presently 1,925,247 shares of Premier common stock and 294,400 Premier stock options outstanding. The transaction is valued at approximately $19.8 million.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net Interest Income

Net interest income for the third quarter of 2014, on a taxable equivalent basis, was $20.6 million, an increase of $4.7 million, or 29.7%, from $15.9 million for the third quarter of 2013. Average earning assets in the third quarter of 2014 increased $617.1 million, or 38.2%, to $2.23 billion, compared to $1.62 billion in the third quarter of 2013. Average interest-bearing liabilities in the third quarter of 2014 increased $532.0 million, or 39.5%, to $1.88 billion, compared to $1.35 billion in the third quarter of 2013. The increases in average earning assets and average interest-bearing liabilities and the resulting increase in net interest income are primarily due to the acquisition of Security Savings Bank, SSB (“Security Savings”) on October 1, 2013, the acquisition of CapStone Bank (“CapStone”) on April 1, 2014 and organic growth in the loan and deposit portfolios.

Taxable-equivalent net interest margin decreased to 3.66% for the third quarter of 2014, compared to 3.90% for the third quarter of 2013, a decrease of 24 basis points. The interest rate spread decreased to 3.60% in the third quarter of 2014, compared to 3.83% in the third quarter of 2013, a decrease of 23 basis points. The decreases in net interest margin and interest rate spread were driven primarily by a lower yield on the loan portfolio. For the three months ended September 30, 2014, the annualized average yield on loans decreased to 4.24% from 4.52% for the three months ended September 30, 2013. The average yield on earning assets during the third quarter of 2014 decreased 23 basis points to 4.00% from 4.23% during the comparable period in 2013, while the average rate on interest-bearing liabilities remained stable at 0.40%. The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three months ended September 30, 2014 and 2013.

(Fully taxable equivalent basis1, dollars in thousands)

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans receivable[2]	$1,728,789	$18,456	4.24%	$1,226,469	$13,969	4.52%
Taxable securities	436,756	3,470	3.18	365,035	2,935	3.22
Tax exempt securities	34,128	421	4.93	14,796	294	7.95
Federal Home Loan Bank stock	14,051	115	3.27	8,277	40	1.93
Federal Reserve Bank stock	1,207	19	6.30	-	-	-
Interest-bearing bank balances	18,970	39	0.82	2,213	2	0.36

Total earning assets	2,233,901	22,520	4.00	1,616,790	17,240	4.23

Non-earning assets:
Cash and due from banks	31,195			23,658
Premises and equipment	46,191			34,671
Other assets	141,888			109,994
Allowance for credit losses	(23,052)			(26,176)

Total assets	$2,430,123	$22,520		$1,758,937	$17,240

Interest-bearing liabilities:
Savings deposits	$66,870	$8	0.05%	$48,834	$6	0.05%
NOW deposits	482,772	235	0.19	418,106	169	0.16
Money market deposits	404,395	215	0.21	337,777	141	0.17
Time deposits	573,108	575	0.40	355,766	421	0.47
Other borrowings	88,104	665	2.99	49,757	338	2.70
Borrowings from Federal
Home Loan Bank	265,098	205	0.31	138,080	271	0.78

Total interest-bearing liabilities	1,880,347	1,903	0.40	1,348,320	1,346	0.40

Other liabilities and shareholders’ equity:
Demand deposits	308,329			229,972
Other liabilities	15,331			19,644
Shareholders’ equity	226,116			161,001
Total liabilities and shareholders’ equity	$2,430,123	1,903		$1,758,937	1,346

Net interest income and net interest margin[3]		$20,617	3.66%		$15,894	3.90%

Interest rate spread[4]			3.60%			3.83%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $141 for 2014 and $98 for 2013.

[2]	The average loans receivable balances include nonaccruing loans. Amortization of loan fees, net of deferred costs, and other loan-related fees of $(200) and $7 for the three months ended September 30, 2014 and 2013, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense

In the third quarter of 2014, noninterest income decreased 8.7% to $4.1 million, from $4.5 million during the same period in 2013. No investment securities were sold during the three months ended September 30, 2014, whereas the Company recognized gains on the sales of investment securities of $458,000 during the third quarter of 2013. Retail banking income increased 1.6% to $2.7 million in the third quarter of 2014 from $2.6 million in the third quarter of 2013. Mortgage banking revenue decreased $19,000, or 6.3%, to $283,000 from $302,000 during the same period last year due to a slightly lower level of mortgage loan production as mortgage interest rates were similar in both time periods. Wealth management revenue increased 5.4% to $719,000 in the third quarter of 2014 from $682,000 in the third quarter of 2013. The Company also had a net gain of $8,000 on other equity investments, which is reflected within other noninterest income, during the third quarter of 2014, compared to $21,000 during the same period in 2013.

In the third quarter of 2014, noninterest expense increased 15.1% to $16.6 million, from $14.4 million in the third quarter of 2013. Personnel expense increased 7.9% to $8.7 million, from $8.1 million in the prior year third quarter. The increase in personnel expense is due primarily to hiring related to the new middle-market banking group and new commercial banking groups, to the expansion of the commercial banking team in Winston-Salem, North Carolina, and to additional personnel resulting from the acquisition of Security Savings in October, 2013 and the acquisition of CapStone in April, 2014, partially offset by the workforce reduction resulting from the retail banking realignment announced in the second quarter of 2014. Occupancy expense increased $231,000, or 22.3%, to $1.3 million, and furniture and equipment expense increased $108,000, or 12.9%, to $948,000 in the third quarter of 2014 from $1.0 million and $840,000, respectively, during the same period in 2013 due primarily to the acquisitions of Security Savings and CapStone. FDIC insurance expense declined $37,000, or 8.3%, to $407,000 in the third quarter of 2014, from $444,000 in the third quarter of 2013 despite a significant increase in the assessment base due to the acquisitions of Security Savings and CapStone; in the fourth quarter of 2013, the Bank received a new risk rating, which reduced the Bank’s FDIC insurance assessments. Real estate acquired in settlement of loans expense increased to $158,000 in the third quarter of 2014, from $152,000 in the same period last year.

The following table presents details of Other Noninterest Expense (dollars in thousands):

	Three Months Ended
	September 30		Percentage
	2014	2013	Variance

Other noninterest expense:
Advertising	$463	$324	42.9%
Bankcard expense	135	130	3.8
Postage	282	177	59.3
Telephone	131	121	8.3
Amortization of core deposit intangible	449	176	155.1
Stationery, printing and supplies	181	105	72.4
Other expense	1,550	1,152	34.5
Total noninterest expense	$3,191	$2,185	46.0

Income Taxes

The Company recorded income tax expense of $2.8 million for the third quarter of 2014, compared to $2.9 million for the third quarter of 2013. The Company’s effective tax rate was 35.5% for the three-month period ended September 30, 2014. For the three-month period ended September 30, 2013, the Company’s effective tax rate was 48.9%; the effective tax rate was 36.3% before recording the estimated effect of a reduction in North Carolina corporate income tax rates. (See Note 6 of the Notes to Consolidated Financial Statements.)

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net Interest Income

Net interest income for the first nine months of 2014, on a taxable equivalent basis, was $57.7 million, an increase of $11.2 million, or 24.0%, from $46.6 million for the first nine months of 2013. Average earning assets in the first nine months of 2014 increased $500.2 million, or 31.6%, to $2.08 billion, compared to $1.58 billion in the first nine months of 2013. Average interest-bearing liabilities in the first nine months of 2014 increased $466.7 million, or 35.9%, to $1.77 billion, compared to $1.30 billion in the first nine months of 2013. The increases in average earning assets and average interest-bearing liabilities and the resulting increase in net interest income are primarily due to the acquisition of Security Savings on October 1, 2013, the acquisition of CapStone on April 1, 2014 and organic growth in the loan and deposit portfolios.

Taxable equivalent net interest margin decreased to 3.70% for the first nine months of 2014, compared to 3.93% for the first nine months of 2013, a decrease of 23 basis points. The interest rate spread decreased to 3.65% in the first nine months of 2014, compared to 3.86% in the first nine months of 2013, a decrease of 21 basis points. The decreases in net interest margin and interest rate spread were driven primarily by a lower yield on the loan portfolio. For the nine months ended September 30, 2014, the annualized average yield on loans decreased to 4.27% from 4.61% for the nine months ended September 30, 2013. The average yield on earning assets during the first nine months of 2014 decreased 23 basis points to 4.04% from 4.27% during the comparable period in 2013, while the average rate on interest-bearing liabilities decreased two basis points to 0.39% from 0.41%. The following table provides an analysis of average volumes, yields and rates and net interest income on a taxable equivalent basis for the nine months ended September 30, 2014 and 2013.

(Fully taxable equivalent basis1, dollars in thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Earning assets:
Loans receivable[2]	$1,630,921	$52,073	4.27%	$1,192,263	$41,135	4.61%
Taxable securities	400,813	9,364	3.12	362,548	8,423	3.10
Tax exempt securities	27,345	1,075	5.24	15,810	863	7.28
Federal Home Loan Bank stock	11,868	313	3.52	7,228	123	2.27
Federal Reserve Bank stock	407	19	6.22	-	-	-
Interest-bearing bank balances	13,527	80	0.79	6,807	15	0.29

Total earning assets	2,084,881	62,924	4.04	1,584,656	50,559	4.27

Non-earning assets:
Cash and due from banks	31,355			24,416
Premises and equipment	45,527			35,036
Other assets	138,823			103,872
Allowance for credit losses	(24,066)			(26,504)

Total assets	$2,276,520	$62,924		$1,721,476	$50,559

Interest-bearing liabilities:
Savings deposits	$66,089	$28	0.06%	$47,397	$18	0.05%
NOW deposits	469,587	607	0.17	420,434	540	0.17
Money market deposits	388,011	563	0.19	332,014	441	0.18
Time deposits	554,438	1,742	0.42	341,301	1,248	0.49
Other borrowings	73,604	1,688	3.07	48,021	994	2.77
Borrowings from Federal Home Loan Bank	215,350	571	0.35	111,209	768	0.92

Total interest-bearing liabilities	1,767,079	5,199	0.39	1,300,376	4,009	0.41

Other liabilities and shareholders’ equity:
Demand deposits	285,464			220,654
Other liabilities	15,436			19,420
Shareholders’ equity	208,541			181,026
Total liabilities and shareholders’ equity	$2,276,520	5,199		$1,721,476	4,009

Net interest income and net interest margin[3]		$57,725	3.70%		$46,550	3.93%

Interest rate spread[4]			3.65%			3.86%

[1]	Income related to securities exempt from federal income taxes is stated on a fully taxable equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable equivalent basis were $358 for 2014 and $287 for 2013.

[2]	The average loans receivable balances include nonaccruing loans. Amortization of loan fees, net of deferred costs, and other loan-related fees of $(263) and $119 for the nine months ended September 30, 2014 and 2013, respectively, are included in interest income.

[3]	Net interest margin is computed by dividing net interest income by average earning assets.

[4]	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense

In the first nine months of 2014, noninterest income decreased $749,000, or 5.6%, to $12.6 million, from $13.4 million during the same period in 2013. CapStone investment securities having a book value of $9.2 million were sold immediately following the acquisition to reposition the portfolio at no recorded gain or loss. No other investment securities were sold during the nine months ended September 30, 2014, whereas the Company recognized gains on the sale of investment securities of $736,000 during the first nine months of 2013. Retail banking income increased 4.2% to $7.9 million in the first nine months of 2014 from $7.6 million in the first nine months of 2013. Mortgage banking revenue decreased $694,000, or 51.5%, to $653,000 from $1.3 million during the same period last year due to a significantly lower level of mortgage loan production resulting from increases in mortgage interest rates. Wealth management revenue increased 11.2% to $2.1 million in the first nine months of 2014, from $1.9 million in the same period last year. The Company also had a net gain of $396,000 on other equity investments, which is reflected within other noninterest income, during the first nine months of 2014, compared to $308,000 during the same period in 2013.

In the first nine months of 2014, noninterest expense increased 28.8% to $54.1 million from $42.0 million in the first nine months of 2013. The increase was primarily due to acquisition-related expense in the first nine months of 2014 of $4.9 million, compared to $69,000 in the comparable period last year. Personnel expense increased 14.0% to $26.7 million, from $23.4 million in the first nine months of 2013. The increase in personnel expense is due primarily to hiring related to the new middle-market banking group and new commercial banking groups, to the expansion of the commercial banking team in Winston-Salem, North Carolina, and to additional personnel resulting from the acquisition of Security Savings in October, 2013 and the acquisition of CapStone in April, 2014, partially offset by the workforce reduction resulting from the retail banking realignment announced in the second quarter of 2014. In addition, the Company recorded accruals of $533,000 in the first nine months of 2014 for severance expenses, primarily due to the retail banking realignment. Occupancy expense increased $619,000, or 20.1%, to $3.7 million, and furniture and equipment expense increased $293,000, or 11.7%, to $2.8 million in the first nine months of 2014 from $3.0 million and $2.5 million, respectively, during the same period in 2013 due primarily to the acquisitions of Security Savings and CapStone. FDIC insurance expense declined $109,000, or 8.2%, to $1.2 million in the first nine months of 2014, from $1.3 million in the first nine months of 2013 despite a significant increase in the assessment base due to the acquisitions of Security Savings and CapStone; in the fourth quarter of 2013, the Bank received a new risk rating, which reduced the Bank’s FDIC insurance assessments. Real estate acquired in settlement of loans expense (benefit) increased to $494,000 in the first nine months of 2014, from $(285,000) in the same period last year.

The following table presents details of Other Noninterest Expense (dollars in thousands):

	Nine Months Ended
	September 30		Percentage
	2014	2013	Variance

Other noninterest expense:
Advertising	$1,159	$1,128	2.7%
Bankcard expense	393	364	8.0
Postage	704	530	32.8
Telephone	360	528	(31.8)
Amortization of core deposit intangible	1,175	539	118.0
Stationery, printing and supplies	442	347	27.4
Other expense	4,398	3,373	30.4
Total noninterest expense	$8,631	$6,809	26.8

Income Taxes

The Company recorded income tax expense of $5.4 million for the nine months of 2014 at an effective tax rate of 35.6%, compared to an income tax benefit of $3.7 million for the comparable period in 2013. The effective tax rate for the first nine months of 2013 was (24.0)%, as the Company recorded the reversal of a substantial portion of the valuation allowance against its deferred tax asset in the second quarter and the estimated effect of a reduction in North Carolina corporate income tax rates during the third quarter. (See Note 6 of the Notes to Consolidated Financial Statements.)

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

At September 30, 2014, the allowance for credit losses was $22.5 million, or 1.31% of loans held for investment, compared to $24.6 million, or 1.73% of loans held for investment at December 31, 2013, and $25.4 million, or 2.00% of loans held for investment at September 30, 2013. The allowance for credit losses was 287.41% of nonperforming loans at September 30, 2014, 261.23% at December 31, 2013 and 220.68% at September 30, 2013. Based on analysis of the current loan portfolio and levels of problem assets and potential problem loans, management believes the allowance for credit losses is adequate. In the first quarter of 2014, the Company changed its methodology for allocating the allowance for credit losses by portfolio segment for financial reporting. Prior period allocations were revised to conform to the new methodology. The change in methodology did not change the total allowance for credit losses. Additional information regarding the allowance for credit losses is presented in the table headed “Asset Quality Analysis” on page 47.

Nonperforming loans totaled $7.8 million at September 30, 2014, compared to $9.4 million at December 31, 2013 and $11.5 million at September 30, 2013. Real estate acquired in settlement of loans was $3.6 million at September 30, 2014, $7.6 million at December 31, 2013, and $2.7 million at September 30, 2013. Approximately $1.6 million was transferred from loans into real estate acquired in settlement of loans, and approximately $5.4 million of real estate acquired in settlement of loans was disposed of during the first nine months of 2014. A net loss of $115,000 has been recorded on the disposition and writedowns of real estate acquired in settlement of loans in the current year, through September 30, 2014, compared to a net gain of $742,000 in the first nine months of 2013. The Company recorded $379,000 of expenses on real estate acquired in settlement of loans during the first nine months of 2014, compared to $457,000 in the first nine months of 2013. Nonperforming assets (comprised of nonaccrual loans, restructured loans and real estate acquired in settlement of loans) totaled $11.4 million, or 0.47% of total assets, at September 30, 2014, compared to $17.0 million, or 0.87% of total assets, at December 31, 2013 and $14.2 million, or 0.79% of total assets, a year ago.

The Bank is within the regulatory commercial real estate high concentration guidelines in land acquisition, development and construction (“AD&C portfolio”) loans, as well as total commercial real estate loans. At September 30, 2014, the Bank’s concentration levels were 61.37% and 235.48%, respectively, of total regulatory capital, which compares favorably to the interagency regulatory guidance maximum concentrations of 100% and 300%, respectively. The Bank’s AD&C portfolio totaled $157.8 million at September 30, 2014, including $49.6 million of speculative residential construction and residential acquisition and development.

The provision for credit losses charged to operations for the three months ended September 30, 2014 totaled $89,000, compared to $33,000 for the three months ended September 30, 2013. Net chargeoffs for the three months ended September 30, 2014 were $532,000, or 0.12% of average loans held for investment on an annualized basis, compared to net chargeoffs of $1.0 million, or 0.34% of average loans held for investment on an annualized basis, for the three months ended September 30, 2013.

The provision for credit losses charged to operations for the nine months ended September 30, 2014 totaled $833,000, compared to $2.0 million for the nine months ended September 30, 2013. Net chargeoffs for the nine months ended September 30, 2014 were $2.9 million, or 0.24% of average loans held for investment on an annualized basis, compared to net chargeoffs of $3.3 million, or 0.37% of average loans held for investment on an annualized basis, for the nine months ended September 30, 2013.

Asset Quality Analysis

(Dollars in thousands)

	Beginning				Ending
	Balance	Chargeoffs	Recoveries	Provision	Balance
Three Months Ended September 30, 2014
Loans – excluding PCI
Commercial	$10,264	$399	$775	$(65)	$10,575
Real estate – construction	1,771	60	49	108	1,868
Real estate – mortgage	10,354	1,423	648	(64)	9,515
Consumer	469	201	77	106	451
Other	86	-	2	4	92
Total	$22,944	$2,083	$1,551	$89	$22,501

PCI loans
Commercial	$-	$-	$-	$-	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$-	$-	$-	$-

Total loans
Commercial	$10,264	$399	$775	$(65)	$10,575
Real estate – construction	1,771	60	49	108	1,868
Real estate – mortgage	10,354	1,423	648	(64)	9,515
Consumer	469	201	77	106	451
Other	86	-	2	4	92
Total	$22,944	$2,083	$1,551	$89	$22,501

Three Months Ended September 30, 2013
Commercial	$12,287	$324	$796	$(726)	$12,033
Real estate – construction	2,077	372	59	324	2,088
Real estate – mortgage	11,482	1,136	366	83	10,795
Consumer	408	176	69	78	379
Other	141	338	13	274	90
Total	$26,395	$2,346	$1,303	$33	$25,385

	Three Months Ended September 30, 2014	Year Ended December 31, 2013
Nonperforming Assets:
Commercial nonaccrual loans, not restructured	$1,576	$2,542
Commercial nonaccrual loans, restructured	106	294
Non-commercial nonaccrual loans, not restructured	3,914	3,680
Non-commercial nonaccrual loans, restructured	403	391
Total nonaccrual loans	5,999	6,907
Troubled debt restructured, accruing	1,830	2,491
Total nonperforming loans	7,829	9,398
Real estate acquired in settlement of loans	3,580	7,620
Total nonperforming assets	$11,409	$17,018

Asset Quality Percentages:
Nonperforming loans to loans held for investment at end of period	0.45%	0.66%
Nonperforming assets to total assets at end of period	0.47%	0.87%
Allowance for credit losses as a percentage of loans held for investment at end of period	1.31%	1.73%
Allowance for credit losses to nonperforming loans	287.41%	261.23%
Net chargeoffs as a percentage of average loans outstanding during the period (annualized for interim periods)	0.12%	0.38%

	Beginning				Ending
	Balance	Chargeoffs	Recoveries	Provision	Balance
Nine Months Ended September 30, 2014
Loans – excluding PCI
Commercial	$11,480	$836	$1,300	$(1,369)	$10,575
Real estate – construction	2,027	464	563	(258)	1,868
Real estate – mortgage	10,479	4,106	1,098	2,044	9,515
Consumer	469	563	213	332	451
Other	95	-	8	(11)	92
Total	$24,550	$5,969	$3,182	$738	$22,501

PCI loans
Commercial	$-	$62	$-	$62	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	33	-	33	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$95	$-	$95	$-

Total loans
Commercial	$11,480	$898	$1,300	$(1,307)	$10,575
Real estate – construction	2,027	464	563	(258)	1,868
Real estate – mortgage	10,479	4,139	1,098	2,077	9,515
Consumer	469	563	213	332	451
Other	95	-	8	(11)	92
Total	$24,550	$6,064	$3,182	$833	$22,501

Nine Months Ended September 30, 2013
Commercial	$12,314	$859	$1,020	$(442)	$12,033
Real estate – construction	2,058	1,125	392	763	2,088
Real estate – mortgage	11,673	2,777	922	977	10,795
Consumer	466	806	214	505	379
Other	119	338	63	246	90
Total	$26,630	$5,905	$2,611	$2,049	$25,385

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Nonperforming Assets:
Commercial nonaccrual loans, not restructured	$1,576	$2,542
Commercial nonaccrual loans, restructured	106	294
Non-commercial nonaccrual loans, not restructured	3,914	3,680
Non-commercial nonaccrual loans, restructured	403	391
Total nonaccrual loans	5,999	6,907
Troubled debt restructured, accruing	1,830	2,491
Total nonperforming loans	7,829	9,398
Real estate acquired in settlement of loans	3,580	7,620
Total nonperforming assets	$11,409	$17,018

Asset Quality Percentages:
Nonperforming loans to loans held for investment at end of period	0.45%	0.66%
Nonperforming assets to total assets at end of period	0.47%	0.87%
Allowance for credit losses as a percentage of loans held for investment at end of period	1.31%	1.73%
Allowance for credit losses to nonperforming loans	287.41%	261.23%
Net chargeoffs as a percentage of average loans outstanding during the period (annualized for interim periods)	0.24%	0.38%

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

During the first nine months of 2014, the Company had net cash provided by operating activities of $13.0 million, compared to $19.6 million in the first nine months of 2013. The decrease was primarily the result of a decrease in net income of $9.6 million. The reduction in net income was primarily the result of income tax expense of $5.4 million for the first nine months of 2014 compared to an income tax benefit of $3.7 million for the first nine months of 2013 as the Company recaptured an impairment valuation allowance against its deferred tax asset. In addition, acquisition-related expense in the first nine months of 2014 was $4.9 million, compared to $69,000 in the comparable period last year. Depreciation and amortization increased $1.4 million for the first nine months of 2014 to $4.1 million compared to $2.7 million for the first nine months of 2013. Proceeds from sales of loans held for sale exceeded originations of loans held for sale by $881,000 in the first nine months of 2014, while proceeds from sales of loans held for sale exceeded originations of loans held for sale by $7.1 million in the first nine months of 2013. Accretion on acquired loans was $4.1 million in the first nine months of 2014, whereas there was no accretion on acquired loans in the comparable prior year period. Provision for credit losses was $833,000 for the first nine months of 2014 compared to $2.0 million in the first nine months of 2013. For the first nine months of 2014, there was a net loss of $115,000 related to real estate acquired in settlement of loans, compared to a net gain of $742,000 for the first nine months of 2013. In addition, there were gains on sales of investment securities of $736,000 during the first nine months of 2013, while no gains were recorded during the first nine months of 2014.

Net cash used in investing activities for the first nine months of 2014 was $75.3 million, compared to $84.9 million for the first nine months of 2013. Cash outflows for the first nine months of 2014 included $105.7 million in purchases of securities, compared to $148.2 million in the first nine months of 2013. For the nine months ended September 30, 2014, cash inflows included $30.1 million in proceeds from sales, maturities, prepayments and calls of investment securities, compared to $175.1 million during the nine months ended September 30, 2013. Cash inflows for the first nine months of 2014 also included $1.5 million in proceeds from maturities of investment certificates of deposit and $6.0 million in proceeds from sales of loans with no comparable cash inflows in the prior year period. During the first nine months of 2014, there was an increase in loans held for investment of $18.4 million, compared to an increase of $117.6 million during the same period last year. Cash received from the CapStone acquisition totaled $6.2 million in the 2014 nine-month period.

During the nine months ended September 30, 2014, net cash provided by financing activities was $68.5 million, compared to net cash provided by financing activities of $82.4 million during the same period of 2013. During the first nine months of 2014, the Company had cash inflows of $83.2 million related to increased borrowing, compared to cash inflows of $49.7 million in the first nine months of 2013. Excluding deposits assumed in the acquisitions of Security Savings and CapStone, cash outflows for the first nine months of 2014 included a net decrease of $1.8 million in deposits, compared to an increase in deposits of $79.5 million in the first nine months of 2013. In the first nine months of 2014, the Company had cash outflows of $15.0 million as it redeemed the remaining 15,000 shares of Series A preferred stock, compared to $37.5 million for the redemption of Series A preferred stock and $7.8 million for the repurchase of the stock warrant in the first nine months of 2013. Dividends paid in the first nine months of 2014 were $337,000, compared to $1.4 million in the first nine months of 2013. During the first nine months of 2014, cash inflows from stock option exercises were $2.6 million, whereas there were no stock option exercises in the first nine months of 2013.

Cash and cash equivalents totaled $39.8 million at September 30, 2014, compared to $33.5 million at December 31, 2013 and $56.9 million at September 30, 2013.

The Company had borrowing capacity of approximately $521.1 million with the Federal Home Loan Bank of Atlanta, of which approximately $216.1 million was available at September 30, 2014. Borrowings consist of $274.0 million in advances, $30.0 million in letters of credit used in lieu of securities to pledge against public deposits, and a $1.0 million financial standby letter of credit issued by the Federal Home Loan Bank of Atlanta on behalf of one of the Company’s clients. These borrowings are collateralized by Federal Home Loan Bank of Atlanta stock, investment securities, qualifying residential 1 to 4 family first mortgage loans, qualifying multifamily first mortgage loans, qualifying commercial real estate loans, and qualifying home equity lines of credit and second mortgage loans. The Company provides various reports to the Federal Home Loan Bank of Atlanta on a regular basis to maintain the availability of the credit line. Each borrowing request is initiated through an advance application that is subject to their approval before funds are advanced under the line of credit. The Company also had $4.6 million of borrowing capacity through the Federal Reserve Bank System, of which none was used as of September 30, 2014. The line with the Federal Reserve Bank of Richmond is collateralized using qualified loans. In addition, the Company has $85.0 million in unsecured, overnight federal funds lines with correspondent banks, of which $37.7 million was used as of September 30, 2014.

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

The Company uses several interest rate risk measurement tools provided by a national asset/liability management consultant to help manage this risk. The Company’s Asset/Liability Policy provides guidance for acceptable levels of interest rate risk and potential remediations. Management provides the consultant with key assumptions, which are used as inputs into the measurement tools. There follows a summary of two different tools management uses on a quarterly basis to monitor and manage interest rate risk. The Company has not experienced any material changes in interest rate risk since the end of the fiscal year ended December 31, 2013.

Earnings simulation modeling. Net income is affected by changes in the level of interest rates, the shape of the yield curve and the general market pressures affecting current market interest rates at the time of simulation. Many interest rate indices do not move uniformly, creating certain disunities between them. For example, the spread between a 30 day prime-based asset and a 30 day Federal Home Loan Bank of Atlanta advance may not be uniform over time. The earnings simulation model projects changes in net interest income caused by the effect of changes in interest rates on interest-earning assets and interest-bearing liabilities. Simulation results are measured as a percentage change in net interest income compared to the static-rate or “base case” scenario. The model uses the Company’s current balance sheet, but considers decreases in asset and liability volumes based on prepayment assumptions as well as rate changes. Rate changes are modeled gradually over a 12 month period, referred to as a “rate ramp,” and instantaneously, referred to as a “rate shock.” The model projects only changes in interest income and expense and does not project changes in noninterest income, noninterest expense, provision for credit losses or the impact of changing tax rates.

The following tables summarize the results of the Company’s income simulation model as of June 30, 2014, the most currently available review date.

	“Rate Ramp”
	Change in Net Interest Income
	Year 1	Year 2
Change in Market Interest Rates:
200 basis point “ramped" increase	1.07%	2.67%
Base case – no change	-	(1.28)%
100 basis point “ramped” decrease	(0.56)%	(6.63)%

	“Rate Shock”
	Change in Net Interest Income
	Year 1	Year 2
Change in Market Interest Rates:
200 basis point “shocked” increase	2.26%	4.66%
Base case – no change	-	(1.28)%
100 basis point “shocked” decrease	(2.95)%	(9.03)%

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

The following is a summary of the results of the report compiled by the Company’s outside consultant using data and assumptions management provided as of June 30, 2014, the most currently available review date.

	Estimated Change in Net Portfolio Value
	Amount in 000s	Percent
Change in Market Interest Rates:
200 basis point increase	$(6,991)	(2.77)%
Base case – no change	-	-
100 basis point decrease	$(14,598)	(5.78)%

Over the past several years, the Company’s balance sheet has been consistently slightly “asset sensitive,” i.e. should interest rates decline, the Company’s assets will reprice faster than its liabilities, resulting in a declining net interest margin and less net interest income. In order to mitigate its exposure in the event interest rates over the next three years decline, on August 8, 2014, the Company entered into an interest rate swap that qualifies as a cash flow hedge under GAAP. (See Note 11 of the Notes to Consolidated Financial Statements.)

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

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The North Carolina Commissioner of Banks and the Board of Governors of the Federal Reserve System, which are the primary banking regulatory agencies for the Bank and the Company, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines.

As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of September 30, 2014.

	Regulatory Capital
	Well Capitalized	Adequately Capitalized	Company	Bank

Total Capital	10.0%	8.0%	12.63%	12.31%
Tier 1 Capital	6.0	4.0	10.64	11.12
Leverage Capital	5.0	4.0	8.59	8.98

In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier I capital ratio, and increase the minimum Tier I capital ratio requirement. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income and implement a new capital conservation buffer. The final rules will take effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. The Company is currently evaluating the impact of the final rules on its capital levels and anticipates that the Company and the Bank have will continue to have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of future period net interest income or other comprehensive income.

The Company considers interest rate risk to be its most significant market risk, which is discussed under the heading “Interest Rate Risk Management” on page 50.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management, including its CEO, CFO and Chief Accounting Officer (“CAO”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Combination and Reorganization dated as of November 1, 2013, by and among CapStone Bank, NewBridge Bancorp and NewBridge Bank, incorporated herein by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on November 1, 2013 (SEC File No. 000-11448).

2.2	Agreement and Plan of Combination and Reorganization dated as of October 8, 2014, by and among Premier Commercial Bank, NewBridge Bancorp and NewBridge Bank, incorporated herein by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on October 8, 2014 (SEC File No. 000-11448).

3.1	Articles of Incorporation, and amendments thereto, incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

3.2	Articles of Merger of FNB with and into LSB, including amendments to the Articles of Incorporation, as amended, incorporated herein by reference to Exhibit 3.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

3.3	Amended and Restated Bylaws adopted by the Board of Directors on August 17, 2004 and amended on July 23, 2008 (with identified Bylaw approved by the shareholders) incorporated herein by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009 (SEC File No. 000-11448).

3.4	Articles of Amendment, filed with the North Carolina Department of the Secretary of State on December 12, 2008, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

3.5	Articles of Amendment to Designate the Terms of the Series B Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock and Series C Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on November 30, 2012 (SEC File No. 000-11448).

3.6	Articles of Amendment, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on February 21, 2013 (SEC File No. 000-11448).

4.1	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.02 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.2	Guarantee Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.03 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.3	Indenture, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.04 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.4	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.5	Certificate of Designation for the Class B Common Stock, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on February 21, 2013 (SEC File No. 000-11448).

4.6	Specimen Certificate of Class A Common Stock, no par value, incorporated herein by reference to Exhibit 4.6 of the Annual Report on Form 10-K filed with the SEC on March 12, 2014 (SEC File No. 000-11448).

4.7	Form of Subordinated Note, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on March 14, 2014 (SEC File No. 000-11448).

10.1	Benefit Equivalency Plan of FNB Southeast, effective January 1, 1994, incorporated herein by reference to Exhibit 10 of the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the SEC (SEC File No. 000-13086).*

10.2	1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1995, filed with the SEC on March 28, 1996 (SEC File No. 000-11448).*

10.3	Omnibus Equity Compensation Plan, incorporated herein by reference to Exhibit 10(B) of the Annual Report on Form 10-KSB40 for the fiscal year ended December 31, 1996, filed with the SEC on March 31, 1997 (SEC File No. 000-13086).*

10.4	Amendment to Benefit Equivalency Plan of FNB Southeast, effective January 1, 1998, incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 25, 1999 (SEC File No. 000-13086).*

10.5	Amendment Number 1 to 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).*

10.6	Long Term Stock Incentive Plan for certain senior management employees of FNB Southeast, incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003 (SEC File No. 000-13086).*

10.7	Form of Stock Option Award Agreement for a Director adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.8	Form of Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.9	Form of Amendment to the applicable Grant Agreements under the 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.10	Form of Amendment to the Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.11	Restated Form of Director Fee Deferral Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.12	Form of Stock Appreciation Rights Award Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.13	FNB Amended and Restated Directors Retirement Policy, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.14	Amendment to the FNB Directors and Senior Management Deferred Compensation Plan Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, FNB Southeast and FNB, dated July 31, 2007, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.15	Directors and Senior Management Deferred Compensation Plan Trust Agreement between FNB Southeast and Morgan Trust Company, incorporated herein by reference to Exhibit 99.7 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.16	Second Amendment to the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, NewBridge Bancorp and NewBridge Bank, which is incorporated herein by reference to Exhibit 99.8 of the current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.17	NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.18	First Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.10 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.19	NewBridge Bancorp Amended and Restated Long Term Stock Incentive Plan, formerly the “FNB Long Term Stock Incentive Plan” (the “2006 Omnibus Plan”), incorporated herein by reference to Exhibit 10.27 of the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 (SEC File No. 000-11448).*

10.20	Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.44 of the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.21	Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.45 of the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.22	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and David P. Barksdale, dated January 12, 2012, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on January 30, 2012 (SEC File No. 000-11448).*

10.23	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and Ramsey K. Hamadi, dated March 2, 2012, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on March 2, 2012 (SEC File No. 000-11448).*

10.24	Second Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 11, 2012, incorporated herein by reference to Exhibit 10.33 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.25	Third Amendment to the Trust Agreement for the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy, effective March 5, 2012, incorporated herein by reference to Exhibit 10.34 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.26	Appointment of Successor Trustee under the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management dated March 5, 2012, incorporated herein by reference to Exhibit 10.35 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.27	Second Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.36 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.28	Third Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.37 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.29	Fourth Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.38 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.30	Form of Securities Purchase Agreement, dated November 1, 2012, between NewBridge Bancorp and certain investors, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 1, 2012 (SEC File No. 000-11448).

10.31	Form of Registration Rights Agreement, dated November 1, 2012, between NewBridge Bancorp and certain investors, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on November 1, 2012 (SEC File No. 000-11448).

10.32	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and William W. Budd, Jr., executed February 8, 2013, and effective March 5, 2013, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on February 11, 2013 (SEC File No. 000-11448).*

10.33	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and Robin S. Hager, executed February 8, 2013, and effective August 1, 2013, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on February 11, 2013 (SEC File No. 000-11448).*

10.34	Third Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 23, 2013, incorporated herein by reference to Exhibit 10.35 of the Annual Report on Form 10-K filed with the SEC on March 12, 2014 (SEC File No. 000-11448).*

10.35	Form of Subordinated Note Purchase Agreement, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on March 14, 2014 (SEC File No. 000-11448).

10.36	CapStone Bank 2006 Incentive Stock Option Plan, incorporated herein by reference to Exhibit 99.1 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

10.37	CapStone Bank 2006 Nonstatutory Stock Option Plan, incorporated herein by reference to Exhibit 99.2 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

10.38	Patriot State Bank 2007 Incentive Stock Option Plan, incorporated herein by reference to Exhibit 99.3 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

10.39	Patriot State Bank 2007 Nonstatutory Stock Option Plan, incorporated herein by reference to Exhibit 99.4 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

10.40	Form of Settlement and Release Agreement between NewBridge Bank and Michael S. Patterson, incorporated herein by reference to Exhibit 10.37 of the Registration Statement on Form S-4, filed with the SEC on December 23, 2013 (SEC File No. 333-193045).*

10.41	Form of Continuing Services Agreement between NewBridge Bank and Michael S. Patterson, incorporated herein by reference to Exhibit 10.36 of the Registration Statement on Form S-4, filed with the SEC on December 23, 2013 (SEC File No. 333-193045).*

10.42	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and Pressley A. Ridgill, executed August 21, 2014, and effective September 1, 2014, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on August 21, 2014 (SEC File No. 000-11448).*

10.43	NewBridge Bank Supplemental Executive Retirement Plan, executed November 6, 2014, and effective September 1, 2014.*

10.44	NewBridge Bank Supplemental Executive Retirement Plan Participation Agreement by and between NewBridge Bank and Pressley A. Ridgill, executed November 6, 2014, and effective September 1, 2014.*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Financial Statements filed in XBRL format.

* Management contract and compensatory arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2014	NEWBRIDGE BANCORP
(Registrant)

	By:	/s/ Ramsey K. Hamadi
Name: Ramsey K. Hamadi
Title: Senior Executive Vice President and Chief Financial Officer (Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.43	NewBridge Bank Supplemental Executive Retirement Plan, executed November 6, 2014, and effective September 1, 2014.

10.44	NewBridge Bank Supplemental Executive Retirement Plan Participation Agreement by and between NewBridge Bank and Pressley A. Ridgill, executed November 6, 2014, and effective September 1, 2014.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Financial Statements submitted in XBRL format.

