Form 10-K
period 2014-12-31
NEWBRIDGE BANCORP
filed 2015-03-12
CIK 714530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2014	Commission File Number: 000-11448

NewBridge Bancorp

(Exact name of Registrant as specified in its Charter)

North Carolina	56-1348147
(State of Incorporation)	(I.R.S. Employer Identification No.)

1501 Highwoods Blvd., Suite 400
Greensboro, North Carolina	27410
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s voting and nonvoting common equity held by non-affiliates of the Registrant, based on the average bid and asked price of such common equity on the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $294.0 million. As of March 11, 2015 (the most recent practicable date), the Registrant had 35,795,134 shares of Class A common stock outstanding and 3,186,748 shares of Class B common stock outstanding.

Documents incorporated by reference – Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders of NewBridge Bancorp (the “Proxy Statement”) are incorporated by reference into Part III hereof.

The Exhibit Index begins on page 123.

NewBridge Bancorp

Annual Report on Form 10-K for the fiscal year ended December 31, 2014

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of NewBridge Bancorp (hereinafter referred to as the “Company”) including but not limited to the Company’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects,” “anticipates,” “should,” “estimates,” “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:

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

The Company cautions that the foregoing list of important factors is not exhaustive. See also “Risk Factors” which begins on page 15. The Company undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time, by or on behalf of the Company.

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

Business of Bank and Other Subsidiaries

Through its branch network, the Bank, a NC chartered member bank, provides a wide range of banking products to small to medium-sized businesses and retail clients in its market areas, including interest-bearing and noninterest-bearing demand deposit accounts, certificates of deposits, individual retirement accounts, overdraft protection, personal and corporate trust services, safe deposit boxes, online banking, corporate cash management, brokerage, financial planning and asset management, and secured and unsecured loans.

As of December 31, 2014, the Bank operated two active non-bank subsidiaries: LSB Properties, Inc. (“LSB Properties”) and Henry Properties, LLC (“Henry Properties”), which together own the real estate acquired in settlement of loans of the Bank.

The Company has one non-bank subsidiary, FNB Financial Services Capital Trust I (“FNB Trust”), a Delaware statutory trust, formed to facilitate the issuance of trust preferred securities. FNB Trust is not consolidated in the Company’s financial statements.

As part of its operations, the Company regularly holds discussions and evaluates the potential acquisition of, or merger with, various financial institutions and other businesses. The Company also periodically considers the potential disposition of certain assets, and the addition or disposition of branches. As a general rule, the Company only publicly announces any material acquisitions or dispositions once a definitive agreement has been reached.

The Company operates one reportable segment, the Bank. Reference is made to Item 8 – “Financial Statements and Supplementary Data.” Management believes that the Company is not dependent upon any single client, or a few clients, the loss of any one or more of which would have a material adverse effect on the Company’s operations.

Market Areas

The Bank’s primary market areas are the Piedmont Triad Region of NC, the Cape Fear Region of NC, which is comprised of the state’s five most southeastern counties, and two of North Carolina’s strongest growth market areas, Charlotte and Raleigh. On December 31, 2014, the Bank operated 40 branch offices in its four primary markets, which are also four of the largest markets in NC. The Bank also had loan production offices in Asheboro, Greensboro, Morganton, Raleigh, Southport and Winston-Salem, NC, and in Greenville and Charleston, SC. The following table lists the Bank’s branch offices as of December 31, 2014, categorized by market and city.

Charlotte:	Piedmont Triad:
Charlotte (SouthPark)	Lexington (five offices)
Greensboro (four offices)
Raleigh:	Winston-Salem (four offices)
Raleigh (two offices)	Reidsville (two offices)
Cary	Clemmons
Clinton	Danbury
Fuqua Varina	Eden
High Point
Cape Fear:	Jamestown
Wilmington (two offices)	Kernersville
Burgaw	King
Calabash	Madison
Oak Island	Thomasville
Shallotte	Walkertown
Southport (two offices)
Sunset Beach

In October 2014, the Bank announced that it had entered into an agreement to acquire Premier Commercial Bank (“Premier”), a commercial bank headquartered in Greensboro, NC with one branch centrally located in Greensboro and residential mortgage origination offices in Greensboro, Charlotte, Raleigh, High Point, Kernersville and Burlington, NC. The acquisition was successfully completed on February 27, 2015. Following the acquisition, the Bank has 41 branch offices.

As of December 31, 2014, the Bank operated 25 branches and three loan production offices in the Piedmont Triad Region of North Carolina. The Piedmont Triad Region is a 12 county area, located in the interstate corridor between the Charlotte and Research Triangle metro areas, and has a combined population of approximately 1.6 million people. The Piedmont Triad Region includes the cities of Greensboro, Winston-Salem and High Point, respectively the third, fifth and ninth largest cities in NC.

The Piedmont Triad Region’s economy was built on the textile, furniture and tobacco industries. As these industries have contracted, the Piedmont Triad Region has transitioned to a more service-oriented economy by successfully diversifying into areas related to transportation, logistics, health care, education and technology. The Piedmont Triad International Airport is home to Honda Aircraft Company’s world headquarters and a national FedEx hub.

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

As of December 31, 2014, the Bank operated nine branches and one loan production office in the Cape Fear Region. The Cape Fear Region is centered around Wilmington, the eighth largest city in NC. A historic seaport and a popular tourist destination, Wilmington has a diversified economy and is a major resort area, a light manufacturing center, a chemical manufacturing center and the distribution hub of southeastern NC. The city also serves as the retail and medical center for the region.

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

The total population of the Cape Fear Region is approximately 476,000. The area is served by Interstate 40 and U.S. Highways 17 and 74, major rail connections and national and regional airlines through facilities at Wilmington International Airport. Wilmington is also home to the Port of Wilmington, one of two deep-water ports in NC, and the University of North Carolina at Wilmington.

As of December 31, 2014, the Bank operated one branch in Charlotte. The office is located in Charlotte’s SouthPark neighborhood featuring one of the largest business districts in the State, as well as upscale shopping and residential areas.

Charlotte is the largest city in North Carolina and is within one of the fastest growing metropolitan statistical areas (“MSAs”) in the Southeast. The city is also considered one of the major banking centers in the country. The Charlotte-Concord-Gastonia MSA is the 23rd largest MSA in the nation. Mecklenburg County alone, where Charlotte is located, has grown more than 7.8% since 2010 and has a population of approximately 991,000.

As of December 31, 2014, the Bank operated five branches and one loan production office in the Raleigh Market. Raleigh is the capital of North Carolina, and the downtown Raleigh branch office is located just one block from the State Capitol.

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

Management believes that unemployment data is the most significant indicator of the economic health of its market areas and monitors this data on a regular basis. As reflected in the following table, the unemployment rate in each of the Bank’s primary market areas was elevated from the end of 2008 through 2012 but showed significant improvement in 2013 and 2014. The table also shows the Bank’s nonperforming loans as a percentage of its total loans in each market as of December 31, 2014.

	Unemployment Rate(1)							As of December 31, 2014
	December 31							Total Loans(2)	Non- performing Loans	% of Total Loans
	2008	2009	2010	2011	2012	2013	2014	(dollars in thousands)
Piedmont Triad:
Guilford County	8.3%	11.2%	10.1%	9.9%	9.5%	6.9%	5.3%	$222,313	$477	0.21%
Davidson County	9.7	13.4	11.1	10.5	10.1	6.9	5.3	128,843	1,691	1.31
Rockingham County	10.1	12.6	12.1	11.4	10.6	7.5	5.9	58,716	510	0.87
Forsyth/Stokes Counties	7.4	9.9	9.1	9.5	8.8	6.1	4.9	156,011	252	0.16
Raleigh:
Wake County	5.9	8.5	8.0	7.7	7.3	5.0	4.1	295,329	59	0.02
Charlotte:
Mecklenburg County	7.7	11.2	10.5	9.5	9.2	6.7	5.1	290,386	-	-
Cape Fear	7.5	9.7	8.9	9.7	9.5	7.5	5.4	221,914	771	0.35
Loan Production Offices	N/A	N/A	N/A	N/A	N/A	N/A	N/A	19,326	-	-
Corporate Centers:
Mortgage Center	N/A	N/A	N/A	N/A	N/A	N/A	N/A	235,599	3,116	1.32
Virginia Loans	N/A	N/A	N/A	N/A	N/A	N/A	N/A	4,795	247	5.15
Credit Cards	N/A	N/A	N/A	N/A	N/A	N/A	N/A	7,853	-	-
Other	N/A	N/A	N/A	N/A	N/A	N/A	N/A	163,321	89	0.05

(1)	Source: U.S. Bureau of Labor Statistics and North Carolina Department of Commerce.
(2)	Excludes loans held for sale.

The following table reflects the Bank’s loans, deposits and branch locations in its four primary markets at December 31, 2014, and the Bank’s rank by deposit market share as of June 30, 2014 (dollars in thousands):

Market	Loans(1)(2)	Deposits(2)	Number of Branches	Deposit Market Share Rank(3)
Piedmont Triad	$565,883	$969,966	25	2
Raleigh	295,329	247,399	5	5
Charlotte	290,386	23,366	1	14
Cape Fear	221,914	257,750	9	3

(1)	Excludes loans held for sale.
(2)	Excludes loans and deposits held in corporate centers and loan production offices.
(3)	As of June 30, 2014, rank for community banks; excludes banks with more than $10 billion in assets.

Deposits

The Bank offers a variety of deposit products to small to medium-sized businesses and retail clients at interest rates generally competitive with those of other financial institutions. The table below sets forth the mix of depository accounts at the Bank as a percentage of total deposits of the Bank at the dates indicated.

	As of December 31
	2014	2013	2012

Noninterest-bearing demand	17.4%	15.5%	15.4%
Savings, NOW, MMI	52.6	55.4	59.5
Certificates of deposit	30.0	29.1	25.1
	100.0%	100.0%	100.0%

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

At December 31, 2014, the Bank had $385.0 million in certificates of deposit of $100,000 or more, including $294.1 million in certificates of deposit of $250,000 or more. It also utilizes brokered deposits and deposits obtained through the Certificate of Deposit Account Registry Service (“CDARS”), a service of Promontory InterFinancial Network, LLC, to supplement in-market deposits. The accompanying table presents the scheduled maturities of time deposits of $100,000 or more and $250,000 or more at December 31, 2014.

Scheduled maturity of time deposits	$100,000 or more	$250,000 or more
(dollars in thousands)
Less than three months	$175,549	$154,710
Three through six months	111,602	95,124
Seven through twelve months	52,039	32,296
More than twelve months	45,810	11,955
Total	$385,000	$294,085

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

As of June 30, 2014, the Bank competed with 33 commercial banks and savings institutions in the Piedmont Triad Region; 20 in the Cape Fear Region; 26 in Raleigh; and 24 in Charlotte. There are also a large number of competing credit unions in each market.

Employees

At December 31, 2014, the Company had a total of 487 employees, including 457 full time employees, all of whom were compensated by the Bank. None of the Company’s employees are represented by a collective bargaining unit, and the Company has not recently experienced any type of strike or labor dispute. The Company considers its relationship with its employees to be good.

Supervision and Regulation

Bank holding companies and commercial banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company. Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationship of financial institutions are introduced regularly. The Company cannot predict whether, or in what form, any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event the depository institution becomes in danger of default or in default. For example, to mitigate the risk of failure, holding companies are required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank’s total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all applicable capital standards as of the time the bank fails to comply with such capital restoration plan. The Company, as a registered bank holding company, is subject to the regulation of the Board of Governors of the Federal Reserve System (“Federal Reserve”). Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve, under the BHCA, also has the authority to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the holding company.

As a result of the Company’s ownership of the Bank, the Company is also registered under the bank holding company laws of North Carolina. Accordingly, the Company is also subject to supervision and regulation by the North Carolina Commissioner of Banks (the “Commissioner”). As a state chartered member bank, the Bank is also subject to the regulation of the Federal Reserve.

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

The Dodd-Frank Act broadened the base for FDIC assessments for deposit insurance and permanently increased the maximum amount of deposit insurance to $250,000 per depositor. The legislation also, among other things, requires originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. The Dodd-Frank Act increased the ability of shareholders to influence boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates or require the implementing regulations and, therefore, their impact on our operations cannot be fully determined at this time. However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for the Bank and the Company.

Capital Adequacy. The Company and the Bank must comply with the Federal Reserve’s established capital adequacy standards. The Federal Reserve has promulgated two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance-sheet exposure and minimize disincentives for holding liquid assets.

Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of total capital must be comprised of Tier I Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier II Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves.

At December 31, 2014, the Company’s total risk-based capital ratio and its Tier I risk-based capital ratio were 12.23% and 10.36%, respectively. Neither the Company nor the Bank has been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier I Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a minimum leverage ratio of 4%. The Company’s ratio at December 31, 2014, was 8.57%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier I Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Company of any additional specific minimum leverage ratio or tangible Tier I Capital leverage ratio applicable to it.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on taking brokered deposits and certain other restrictions on its business. As described below, the federal bank regulatory agencies can impose substantial additional restrictions upon FDIC-insured depository institutions that fail to meet applicable capital requirements.

The Federal Deposit Insurance Act (the “FDI Act”) requires the federal regulatory agencies to take “prompt corrective action” if a depository institution does not meet minimum capital requirements. The FDI Act establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

The federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the Total Risk-Based Capital ratio, Tier I Risk-Based Capital ratio and the leverage ratio. Under the regulations, an FDIC-insured bank will be:

•	“well capitalized” if it has a Total Risk-Based Capital ratio of 10% or greater, a Tier I Risk-Based Capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by the appropriate regulatory authority to meet and maintain a specific capital level for any capital measure;
•	“adequately capitalized” if it has a Total Risk-Based Capital ratio of 8% or greater, a Tier I Risk-Based Capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not “well capitalized;”
•	“undercapitalized” if it has a Total Risk-Based Capital ratio of less than 8%, a Tier I Risk-Based Capital ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances);
•	“significantly undercapitalized” if it has a Total Risk-Based Capital ratio of less than 6%, a Tier I Risk-Based Capital ratio of less than 3% or a leverage ratio of less than 3%; and

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. At December 31, 2014, the Bank was deemed to be “well capitalized.”

The FDI Act generally prohibits an FDIC-insured bank from making a capital distribution (including payment of a dividend) or paying any management fee to its holding company if the bank would thereafter be “undercapitalized.” “Undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan. The federal regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank’s capital. In addition, for a capital restoration plan to be acceptable, the bank’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of: (i) an amount equal to 5% of the bank’s total assets at the time it became “undercapitalized;” and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

“Significantly undercapitalized” insured banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and the cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. A bank that is not “well capitalized” is also subject to certain limitations relating to brokered deposits.

The regulatory capital framework under which the Company and the Bank operate is changing in significant respects as a result of the Dodd-Frank Act, which was enacted in July 2010, and other regulations, including the separate regulatory capital requirements put forth by the Basel Committee on Banking Supervision, commonly known “Basel III.” Prior to January 1, 2015, the Company and the Bank were governed by a set of capital rules that the Federal Reserve have had in place since 1988, with some subsequent amendments and revisions.

On July 2, 2013, the Federal Reserve approved a final rule that establishes an integrated regulatory capital framework that addresses shortcomings in certain capital requirements. The rule, which became effective on January 1, 2015, implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.

The major provisions of the new rule applicable to the Company and the Bank are:

•	The new rule implements higher minimum capital requirements, includes a new common equity Tier I capital requirement, and establishes criteria that instruments must meet in order to be considered common equity Tier I capital, additional Tier I capital, or Tier II capital. These enhancements will both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions. The new minimum capital to risk-weighted assets (RWA) requirements are a common equity Tier I capital ratio of 4.5% and a Tier I capital ratio of 6.0%, which is an increase from 4.0%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (Tier I capital to total assets) is 4.0%. The new rule maintains the general structure of the current prompt corrective action framework while incorporating these increased minimum requirements.
•	The new rule improves the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in Tier I capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets (MSAs), deferred tax assets (DTAs), and certain investments in the capital of unconsolidated financial institutions. In addition, the new rule requires that most regulatory capital deductions be made from common equity Tier I capital.

•	Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier I capital above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements will begin on January 1, 2016. Initially, the minimum capital conservation buffer will be 0.625%, rising to 2.5% on January 1, 2019. A banking organization that fails to satisfy the minimum capital conservation buffer requirements will be subject to increasingly stringent limits on capital distributions or discretionary bonus payments. When the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the well-capitalized thresholds under the prompt corrective action framework.
•	The new rule also increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

Dividend and Repurchase Limitations. Federal regulations provide that the Company must obtain Federal Reserve approval prior to repurchasing common stock for consideration in excess of 10% of its net worth during any 12 month period unless the Company (i) both before and after the redemption satisfies capital requirements for a “well capitalized” bank holding company; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.

The ability of the Company to pay dividends or repurchase shares is dependent upon the Company’s receipt of dividends from the Bank. NC commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. Also, an insured depository institution, such as the Bank, is prohibited from making distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).

Deposit Insurance Assessments. The assessment paid by each Deposit Insurance Fund member institution is based on its relative risks of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. The Bank’s insurance assessment was $1.6 million in 2013 and 2014.

An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. The FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

The Dodd-Frank Act expands the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act. Among other things, the final rule revises the assessment rate schedule to provide assessments ranging from 5 to 35 basis points, with the initial assessment rates subject to adjustments which could increase or decrease the total base assessment rates. The FDIC has three possible adjustments to an institution’s initial base assessment rate: (i) a decrease of up to five basis points (or 50% of the initial base assessment rate) for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the TLGP) and subordinated debt; (ii) an increase for holding long-term unsecured or subordinated debt issued by other insured depository institutions known as the Depository Institution Debt Adjustment (the “DIDA”) and (iii) for institutions not well rated and well capitalized, an increase not to exceed 10 basis points for brokered deposits in excess of 10 percent of domestic deposits. To date, these changes have resulted in a reduction in the Bank’s insurance assessments, due in part to the Bank receiving a new rating in 2011, which further reduced the Bank’s assessments.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation (the “FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The Bank paid FICO assessments totaling approximately $123,000 in 2014 and $99,000 in 2013.

Federal Home Loan Bank System. The Federal Home Loan Bank (“FHLB”) system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.09% of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta. At December 31, 2014, the Bank was in compliance with these requirements.

Community Reinvestment Act (the “CRA”). The CRA requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low and moderate-income borrowers in their local communities. An institution’s size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions are examined using a performance-based lending, investment and service test. Small institutions are examined using a streamlined approach. All institutions may opt to be evaluated under a strategic plan formulated with community input and pre-approved by the bank regulatory agency.

The CRA regulations provide for certain disclosure obligations. Each institution must post a notice advising the public of its right to comment to the institution and its regulator on the institution’s CRA performance and to review the institution’s CRA public file. Each lending institution must maintain for public inspection a file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities and any written comments from the public on its performance in meeting community credit needs. The CRA requires public disclosure of a financial institution’s written CRA evaluations. This promotes enforcement of CRA requirements by providing the public with the status of a particular institution’s community reinvestment record.

The Gramm-Leach-Bliley Act made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the Gramm-Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory CRA rating in its latest CRA examination. The Bank received a “Satisfactory” rating in its last CRA examination which was conducted during September 2011.

Changes in Control. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank or financial holding company or savings bank holding company without prior approval of the Federal Reserve. Similarly, Federal Reserve approval (or, in certain cases, non-objection) must be obtained prior to any person acquiring control of the Company. Control is deemed to exist if, among other things, a person acquires 25% or more of any class of voting stock of the Company or controls in any manner the election of a majority of the directors of the Company. Control is presumed to exist if a person acquires 10% or more of any class of voting stock, the stock is registered under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”), and the acquiror will be the largest shareholder after the acquisition. The Company has only one class of voting stock (Class A common stock).

Federal Securities Law. The Company has registered a class of its common stock (Class A common stock) with the Securities and Exchange Commission (“SEC”) pursuant to Section 12(g) of the Exchange Act. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

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

Loans to One Borrower. The Bank is subject to the loans to one borrower limits imposed by NC law, which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any single borrower outstanding at one time and not fully secured by readily marketable collateral may exceed 15% of the Bank’s capital, as used in the calculation of its risk-based capital ratios, plus those portions of the Bank’s allowance for credit losses, deferred tax assets, and intangible assets that are excluded from the Bank’s capital. At December 31, 2014, this limit was $43.1 million. This limit is increased by an additional 10% of the Bank’s capital, or $28.8 million as of December 31, 2014, for loans and extensions of credit that are fully secured by readily marketable collateral.

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

USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe by regulation minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates for public companies such as NewBridge, a variety of reforms intended to address corporate and accounting fraud and provides for the establishment of the Public Company Accounting Oversight Board (the “PCAOB”) which enforces auditing, quality control and independence standards for firms that audit SEC-reporting companies. The Act imposes higher standards for auditor independence and restricts the provision of consulting services by auditing firms to companies they audit and requires that certain audit partners be rotated periodically. It also requires chief executive officers and chief financial officers, or their equivalents, to certify the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement, and increases the oversight and authority of audit committees of publicly traded companies.

Limits on Rates Paid on Deposits and Brokered Deposits. FDIC regulations limit the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution’s normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew or roll-over such deposits without restriction; “adequately capitalized” depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates); and “undercapitalized” depository institutions may not accept, renew, or roll-over such deposits. Definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” are the same as the definitions adopted by the federal banking agencies to implement the prompt corrective action provisions discussed above.

Taxation. Federal Income Taxation. Financial institutions such as the Company are subject to the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), in the same general manner as other corporations. The Bank computes its bad debt deduction under the specific chargeoff method.

State Taxation. Under NC law, the Company and its subsidiaries are each subject to corporate income taxes at a 5.00% rate and an annual franchise tax at a rate of 0.15% of equity. During the third quarter of 2013, North Carolina reduced its corporate income tax rate from 6.90% to 6.00% effective January 1, 2014, and to 5.00% effective January 1, 2015. Further reductions to 4.00% on January 1, 2016, and 3.00% on January 1, 2017, are contingent upon the State meeting revenue targets.

Other. Additional regulations require annual examinations of all insured depository institutions by the appropriate federal banking agency and establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards.

As a state-chartered member bank, the Bank is subject to examination by the Federal Reserve Bank of Richmond (the “Federal Reserve Bank”)and the Commissioner. In addition, it is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit, equal credit and fair credit reporting laws and laws relating to branch banking. The Bank, as an insured NC commercial bank, is prohibited from engaging as a principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the Deposit Insurance Fund and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards.

As a Federal Housing Administration approved Title II supervised lender, the Bank is required to report to the Department of Housing and Urban Development (“HUD”) its annual, audited financial and non-financial information necessary for HUD to evaluate compliance with Federal Housing Administration recertification requirements.

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

An investment in the Company’s common stock is subject to risks inherent in the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider these risks and uncertainties, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K. These risks and uncertainties are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on, or that management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company’s common stock could decline significantly, and you could lose all or part of your investment.

Risks Associated with Our Business

Financial reform legislation enacted by Congress and resulting regulations have increased, and are expected to continue to increase our costs of operations. Congress enacted the Dodd-Frank Act in 2010. This law has significantly changed the structure of the bank regulatory system and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations. Although many of these regulations have been promulgated, additional regulations are expected to be issued in 2015 and thereafter. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. This significant change to existing law has already had an adverse effect on our interest expense.

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

The Company will become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares. In July 2013, the Federal Reserve approved a new rule that substantially amended the regulatory risk-based capital rules applicable to the Bank. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and revises the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital requirements will be: (i) a new common equity Tier I capital ratio of 4.5%; (ii) a Tier I to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier I leverage ratio of 4%. These rules also establish a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier I capital ratio of 7.0%, (ii) a Tier I to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements for the Bank could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were to be unable to comply with such requirements.

The Company may need additional access to capital, which it may be unable to obtain on attractive terms or at all. We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments, for future growth or to fund losses or additional provision for loan losses in the future. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to it, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our stock price negatively affected.

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

The Company may not be able to implement aspects of its growth strategy. The Company’s growth strategy contemplates the future expansion of its business and operations both organically and by selective acquisitions of banks and the establishment of banking offices in its market areas and other markets in the Carolinas and Virginia. Implementing these aspects of the Company’s growth strategy depends, in part, on its ability to successfully identify acquisition opportunities and strategic partners that will complement its operating philosophy and to successfully integrate their operations with those of the Company, as well as generate loans and deposits of acceptable risk and expense. To successfully acquire or establish banks or banking offices, the Company must be able to correctly identify profitable or growing markets, as well as attract the necessary relationships and high caliber banking personnel to make these new banking offices profitable. In addition, the Company may not be able to identify suitable opportunities for further growth and expansion or, if it does, the Company may not be able to successfully integrate these new operations into its business.

As consolidation of the financial services industry continues, the competition for suitable acquisition candidates may increase. The Company will compete with other financial services companies for acquisition opportunities, and many of these competitors have greater financial resources than the Company does and may be able to pay more for an acquisition than the Company is able or willing to pay.

The Company can offer no assurance that it will have opportunities to acquire other financial institutions or acquire or establish any new branches or loan production offices, or that it will be able to negotiate, finance and complete any opportunities available to it.

If the Company is unable to effectively implement its growth strategies, its business, results of operations and stock price may be materially and adversely affected.

Future expansion involves risks. The acquisition by the Company of other financial institutions or parts of those institutions, or the establishment of de novo branch offices and loan production offices, involves a number of risks, including the risk that:

•	The Company may incur substantial costs in identifying and evaluating potential acquisitions and merger partners, or in evaluating new markets, hiring experienced local managers, and opening new offices;
•	The Company’s estimates and judgments used to evaluate credit, operations, management and market risks relating to target institutions may not be accurate;
•	The institutions the Company acquires may have distressed assets and there can be no assurance that the Company will be able to realize the value it predicts from those assets or that it will make sufficient provisions or have sufficient capital for future losses;
•	The Company may be required to take writedowns or writeoffs, restructuring and impairment, or other charges related to the institutions it acquires that could have a significant negative effect on the Company’s financial condition and results of operations;
•	There may be substantial lag-time between completing an acquisition or opening a new office and generating sufficient assets and deposits to support costs of the expansion;
•	The Company may not be able to finance an acquisition, or the financing it obtains may have an adverse effect on its results of operations or result in dilution to its existing shareholders;
•	The Company’s management’s attention in negotiating a transaction and integrating the operations and personnel of the combining businesses may be diverted from its existing business and the Company may not be able to successfully integrate such operations and personnel;
•	If the Company experiences problems with system conversions, financial losses could be sustained from transactions processed incorrectly or not at all;
•	The Company may not be able to obtain regulatory approval for an acquisition;
•	The Company may enter new markets where it lacks local experience or that introduce new risks to its operations, or that otherwise result in adverse effects on its results of operations;
•	The Company may introduce new products and services it is not equipped to manage or that introduce new risks to its operations, or that otherwise result in adverse effects on its results of operations;
•	The Company may incur intangible assets in connection with an acquisition, or the intangible assets it incurs may become impaired, which results in adverse short-term effects on the Company’s results of operations;
•	The Company may assume liabilities in connection with an acquisition, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have an adverse effect on the Company’s results of operations, financial condition and stock price; or
•	The Company may lose key employees and customers.

The Company cannot assure you that it will be able to successfully integrate any banking offices that the Company acquires into its operations or retain the customers of those offices. If any of these risks occur in connection with the Company’s expansion efforts, it may have a material and adverse effect on the Company’s results of operations and financial condition.

New bank office facilities and other facilities may not be profitable. The Company may not be able to organically expand into new markets that are profitable for its franchise. The costs to start up bank branches and loan production offices in new markets, other than through acquisitions, and the additional costs to operate these facilities would increase the Company’s noninterest expense and may decrease its earnings. It may be difficult to adequately and profitably manage the Company’s growth through the establishment of bank branches or loan production offices in new markets. In addition, the Company can provide no assurance that its expansion into any such new markets will successfully attract enough new business to offset the expenses of their operation. If the Company is not able to do so, its earnings and stock price may be negatively impacted.

Acquisition of assets and assumption of liabilities may expose the Company to intangible asset risk, which could impact its results of operations and financial condition. In connection with any acquisitions, as required by accounting principles generally accepted in the United States (“GAAP”), the Company will record assets acquired and liabilities assumed at their fair value, and, as such, acquisitions may result in the Company recording intangible assets, including deposit intangibles and goodwill. The Company will perform a goodwill valuation at least annually to test for goodwill impairment. Impairment testing is a two-step process that first compares the fair value of goodwill with its carrying amount, and second measures impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Adverse conditions in its business climate, including a significant decline in future operating cash flows, a significant change in the Company’s stock price or market capitalization, or a deviation from the Company’s expected growth rate and performance may significantly affect the fair value of any goodwill and may trigger impairment losses, which could be materially adverse to the Company’s results of operations, financial condition and stock price.

The success of the Company’s growth strategy depends on the Company’s ability to identify and retain individuals with experience and relationships in the markets in which it intends to expand. The Company’s growth strategy contemplates that it may expand its business and operations to other markets in the Carolinas and Virginia through organic growth and selective acquisitions. The Company intends to primarily target market areas that it believes possess attractive demographic, economic or competitive characteristics. To expand into new markets successfully, The Company must identify and retain experienced key management members with local expertise and relationships in these markets. Competition for qualified personnel in the markets in which the Company may expand may be intense, and there may be a limited number of qualified persons with knowledge of and experience in the commercial banking industry in these markets. Even if the Company identifies individuals that it believes could assist it in establishing a presence in a new market, the Company may be unable to recruit these individuals away from other banks or be unable to do so at a reasonable cost. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out the Company’s strategy is often lengthy. The Company’s inability to identify, recruit and retain talented personnel to manage new offices effectively would limit its growth and could materially adversely affect its business, financial condition, results of operations and stock price.

Increases in FDIC insurance premiums may adversely affect the Company’s net income and profitability. The Company is generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are bank or financial institution failures that exceed the FDIC’s expectations, the Bank may be required to pay higher FDIC premiums than those currently in force. Any future increases or required prepayments of FDIC insurance premiums may adversely impact the Company’s earnings and financial condition.

We rely on dividends from the Bank. The Company is a separate and distinct legal entity from the Bank. Dividends received from the Bank are the principal source of funds to pay dividends on the Company’s common stock and interest and principal on its outstanding debt securities. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Company. In the event the Bank were unable to pay dividends to the Company, the Company might not be able to service debt, pay obligations, or pay dividends on the Company’s common stock. Such an inability to receive dividends from the Bank could have a material adverse effect on the Company’s business, financial condition and results of operations. See Item 1 “Business – Supervision and Regulation” and Note 18 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

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

If the value of real estate in the markets we serve were to decline, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us. At December 31, 2014, our loans secured by real estate totaled $1.58 billion, or 87.4% of total loans (excluding loans held for sale). A decline in local economic conditions in our markets could adversely affect the value of the real estate collateral securing our loans. A decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. See Allocation of Allowance for Credit Losses in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion related to the Bank’s process for determining the appropriate level of the allowance for possible credit losses. Additionally, a decrease in asset quality could require additions to our allowance for credit losses through increased provisions for credit losses, which would negatively impact our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies, and natural disasters.

Our commercial real estate lending may expose us to risk of loss and hurt our earnings and profitability. We regularly make loans secured by commercial real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one to four family residential mortgage loans. Further, loans secured by commercial real estate properties are generally for larger amounts and involve a greater degree of risk than one to four family residential mortgage loans. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy. Because of the recent general economic slowdown, these loans represent higher risk, could result in an increase in our total net chargeoffs and could require us to increase our allowance for credit losses, which could have a material adverse effect on our financial condition or results of operations. At December 31, 2014, our loans secured by commercial real estate totaled $736.9 million, which represented 40.8% of total loans (excluding loans held for sale). Of those loans, loans secured by owner-occupied commercial real estate totaled $310.0 million. While we seek to minimize risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.

Our land acquisition, development and construction loans involve a higher degree of risk than other segments of our loan portfolio. A portion of our loan portfolio is comprised of land acquisition, development and construction loans. Construction financing typically involves a higher degree of credit risk than commercial real estate lending. Repayment of land acquisition, development and construction loans are dependent on the successful completion of the projects they finance. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction and the bid price and estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal. Although our underwriting criteria are designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will safeguard against material delinquencies and losses to our operations. At December 31, 2014, we had loans of $168.1 million, or 9.3% of total loans outstanding (excluding loans held for sale), to finance land acquisition, development and construction, including $45.8 million of speculative residential construction and residential acquisition and development. At December 31, 2014, the Bank’s concentration levels of land acquisition, development and construction (the “AD&C portfolio”) loans and total commercial real estate loans were 63.82% and 256.55%, respectively, of total regulatory capital. The interagency regulatory guidance maximum concentrations are 100% and 300%, respectively.

The Bank is subject to interest rate risk. The Bank’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and investment securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Bank’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Bank receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Bank’s ability to originate loans and obtain deposits, (ii) the fair value of the Bank’s financial assets and liabilities, and (iii) the average duration of certain of the Bank’s interest-rate sensitive assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Bank’s net interest income and therefore earnings could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, there are costs associated with the Bank’s risk management techniques, and these costs could be material. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of the Bank’s ability to continue to maintain a consistent, positive spread between the interest earned on the Bank’s earning assets and the interest paid on the Bank’s interest-bearing liabilities. See Item 7A Quantitative and Qualitative Disclosures about Market Risk for further discussion related to the Company’s management of interest rate risk.

Our hedging strategies may not be successful in mitigating our exposure to interest rate risk. We use derivative financial instruments, primarily consisting of interest rate swaps contracts, to limit our exposure to interest rate risk. No hedging strategy can completely protect us; the derivative financial instruments we elect may not have the effect of reducing our interest rate risks. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. We cannot be assured that our hedging strategies and the derivatives that we use will adequately offset the risks of interest rate volatility or that our hedging transactions will not result in or magnify losses.

We may face increasing loan and investment yield pressures, which may, among other things reduce our profitability. The interest rate environment has been at a historically low level for an extended period of time. This has had a negative effect on our interest income and net interest margin as new loans and investments are made, or existing loans renewed and maturing investments replaced, at lower rates than those of the portfolios as a whole. If interest rates continue at these low levels, there likely will be further negative effect on interest income and the net interest margin.

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

The Company’s operating results and financial condition would likely suffer if there is a deterioration in the general economic condition of the areas in which the Bank does business. Unlike larger national or other regional banks that are more geographically diversified, the Bank primarily provides services to clients located in four principal market areas in NC. Because the Bank’s lending and deposit-gathering activities are concentrated in these markets, particularly the Piedmont Triad Region, the Bank will be affected by the business activity, population, income levels, deposits and real estate activity in these markets. Adverse developments in local industries have had and could continue to have a negative effect on the Bank’s financial condition and results of operations. Even though the Bank’s clients’ business and financial interest may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce the Bank’s growth rate, affect the ability of the Bank’s clients to repay their loans and generally affect the Company’s financial condition and results of operations. A decline in general economic conditions in the Bank’s market areas, caused by inflation, recession, higher unemployment or other factors which are beyond the Bank’s control would also impact these local economic conditions and could have an adverse effect on the Company’s financial condition and results of operations.

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

The Bank is subject to environmental liability risk associated with lending activities. A significant portion of the Bank’s loan portfolio is secured by real property. During the ordinary course of business, the Bank may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Bank may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Bank to incur substantial expenses and may materially reduce the affected property’s value or limit the Bank’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations of enforcement policies with respect to existing laws may increase the Bank’s exposure to environmental liability. Although the Bank has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

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

The FASB is moving forward with its proposal to change the manner in which the allowance for credit losses is established and evaluated from the concept of incurred losses to that of expected losses. Management is in the process of evaluating this change in accounting standard on the Company’s financial position and results of operations. If the change results in a material increase in our allowance and future provisions for credit losses, this could have a material adverse effect on our financial condition and results of operations.

Impairment of investment securities, goodwill, certain other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations. In assessing the impairment of investment securities, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Under current accounting standards, certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. Assessment of certain other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified. In assessing the realizability of our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the corporate income tax rate during the periods in which those temporary differences become deductible. The value of our deferred tax assets reflects the current federal and state corporate income tax rates of approximately 35 percent and five percent, respectively. Failure to generate future taxable income in line with our current projections and/or a reduction in the corporate income tax rate could cause us to further impair our deferred tax assets, which impairment would be reflected as a charge to earnings in the period during which such impairment is identified. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

Technological advances impact the Bank’s business. The banking industry continues to undergo technological changes with frequent introductions of new technology-driven products and services. In addition to improving client services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company’s future success will depend, in part, on our ability to address the needs of the Bank’s clients by using technology to provide products and services that will satisfy client demands for convenience as well as to create additional efficiencies in operations. Many competitors have substantially greater resources to invest in technological improvements. The Bank may not be able to effectively implement new technology-driven products and services or successfully market such products and services to its clients.

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

Our information systems may experience an interruption or breach in security. We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our client relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot make assurances that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation; result in a loss of client business; result in expense to investigate, respond to, mitigate, and recover from the event; subject us to additional regulatory scrutiny; or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. The Company has not experienced any failure, interruption, or breach in security or operational integrity of our communications and information systems. The company has incurred immaterial expense due to well publicized external card breaches.

Unpredictable catastrophic events could have a material adverse effect on the Company. The occurrence of catastrophic events such as hurricanes, tropical storms, earthquakes, pandemic disease, windstorms, floods, severe winter weather (including snow, freezing water, ice storms and blizzards), fires and other catastrophes could adversely affect the Company’s consolidated financial condition or results of operations. Unpredictable natural and other disasters could have an adverse effect on the Bank in that such events could materially disrupt its operations or the ability or willingness of its clients to access the financial services offered by the Bank. The incidence and severity of catastrophes are inherently unpredictable. Although the Bank carries insurance to mitigate its exposure to certain catastrophic events, these events could nevertheless reduce the Company’s earnings and cause volatility in its financial results for any fiscal quarter or year and have a material adverse effect on the Company’s financial condition and/or results of operations.

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

The Company’s trading volume is low compared with larger national and regional banks. A class of the Company’s common stock (Class A common stock) is traded on the NASDAQ Global Select Market. However, the trading volume of the Company’s Class A common stock is relatively low when compared with larger companies listed on the NASDAQ, the NYSE or other consolidated reporting systems or stock exchanges. Thus, the market in the Company’s Class A common stock may be limited in scope relative to larger companies. In addition, the Company cannot say with any certainty that a more active and liquid trading market for its Class A common stock will develop.

The Company has outstanding subordinated debt, which ranks senior to our common stock. In 2005, the Company issued $25.8 million in subordinated debentures in connection with the issuance of trust preferred securities by its trust subsidiary. In 2014, the Company issued $15.5 million in subordinated notes. This subordinated debt ranks senior to our common stock. As a result, we must make dividend payments on the trust preferred securities and interest payments on the subordinated notes before any dividends can be paid on our common stock and, in the event of our liquidation, the holders of the trust preferred securities and the subordinated notes must be satisfied before any distributions can be made on our common stock.

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

We may issue additional debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in the event of liquidation, which could negatively affect the value of our common stock. In the future, we may issue additional debt or equity securities, including securities convertible into equity securities. In the event of our liquidation, the holders of our debt and preferred securities must be satisfied before any distributions can be made on our common stock. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate with certainty the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

Our common stock is not FDIC insured. The Company’s common stock is not a savings or deposit account or other obligation of any bank and is not insured by the FDIC or any other governmental agency and is subject to investment risk, including the possible loss of principal. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, holders of our common stock may lose some or all of their investment.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The Company and the Bank’s executive offices are located at 1501 Highwoods Boulevard in Greensboro, NC. The Bank’s principal support and operational functions are located at 38 West First Avenue, Lexington, NC and 202 South Main Street in Reidsville, NC. On December 31, 2014, the Bank operated 40 branch offices in its four primary markets—Charlotte, Raleigh, the Cape Fear Region and the Piedmont Triad Region—and eight loan production offices. The locations of the Bank’s executive and banking offices, their form of occupancy, deposits as of December 31, 2014, and year opened, are provided in the accompanying table (dollars in thousands):

Location	Owned or Lease	Deposits	Year
1501 Highwoods Boulevard, Greensboro, NC(1)	Leased	$-	2004
38 West First Avenue, Lexington, NC(2)	Owned	168,318	1949
202 South Main Street, Reidsville, NC(2)	Owned	57,329	1910
301 East Fremont Street, Burgaw, NC	Leased	27,491	1999
10231 Beach Drive Southwest, Calabash, NC(3)	Owned	37,699	1983
2000 Regency Parkway, Cary, NC(4)	Leased	20,119	2013
5925 Carnegie Boulevard, Charlotte, NC	Leased	4,404	2013
2386 Lewisville-Clemmons Road, Clemmons, NC	Owned	20,515	2001
1008 Sunset Avenue, Clinton, NC(4)	Owned	23,905	2010
1101 North Main Street, Danbury, NC	Owned	22,957	1997
801 South Van Buren Road, Eden, NC	Owned	32,540	1996
210 North Main Street, Fuquay-Varina, NC(4)	Owned	55,210	2006
4638 Hicone Road, Greensboro, NC	Owned	27,455	2000
2132 New Garden Road, Greensboro, NC	Owned	42,869	1997
201 North Elm Street, Greensboro, NC	Leased	13,110	2009
3202 Randleman Road, Greensboro, NC	Owned	23,092	2000
200 Westchester Drive, High Point, NC	Owned	17,912	2001
120 East Main Street, Jamestown, NC	Owned	12,785	2004
230 East Mountain Street, Kernersville, NC	Leased	12,234	1997
647 South Main Street, King, NC	Owned	40,600	1997
4481 Highway 150 South, Lexington, NC	Owned	27,211	2002
298 Lowes Boulevard, Lexington, NC	Owned	31,118	2011
6123 Old U.S. Highway 52, Lexington, NC	Owned	37,865	1958
500 South Main Street, Lexington, NC(5)	Owned	-	2004
605 North Highway Street, Madison, NC	Owned	19,636	1997
4815 East Oak Island Drive, Oak Island, NC(3)	Owned	13,342	1986
4505 Falls of Neuse Road, Raleigh, NC(4)	Leased	113,786	2006
133 Fayetteville Street, Raleigh, NC	Leased	8,825	2013
1646 Freeway Drive, Reidsville, NC	Owned	37,189	1972
5074 Main Street, Shallotte, NC(3)	Owned	41,780	1999
3020 George II Highway, Southport, NC(3)	Owned	12,100	2007
101 North Howe Street, Southport, NC(3)	Owned	33,374	1981
840 Sunset Boulevard North, Sunset Beach, NC(3)	Owned	14,169	2001
919 Randolph Street, Thomasville, NC	Owned	34,210	1987
3000 Old Hollow Road, Walkertown, NC	Leased	19,947	1997
10335 North NC Highway 109, Winston-Salem, NC	Owned	28,420	1992
3500 Old Salisbury Road, Winston-Salem, NC	Owned	36,286	1978
11492 Old U.S. Highway 52, Winston-Salem, NC	Owned	31,934	1973
161 South Stratford Road, Winston-Salem, NC	Leased	32,252	1997
1001 Military Cutoff Road, Wilmington, NC	Leased	22,307	2006
704 South College Road, Wilmington, NC	Leased	21,674	1997

(1)	Executive offices of the Company and the Bank.
(2)	Serves as a full service branch as well as an operations center for the Bank.
(3)	Branches acquired in Security Savings Bank, SSB acquisition on October 1, 2013.
(4)	Branches acquired in CapStone Bank acquisition on April 1, 2014.
(5)	This location is an express drive through facility that only processes transactions and does not open client accounts.

The Bank operates a loan production office within the Bank’s executive office and loan production offices in leased premises in Winston-Salem, Asheboro, Morganton and Raleigh, NC and in Charleston and Greenville, SC and in a premises in Southport, NC, which it owns. In addition, as of December 31, 2014, the Bank also operated nine offsite ATM machines in various locations throughout its markets.

Following the acquisition of Premier on February 27, 2015, the Bank assumed a leased property, from which it will operate a banking office previously operated by Premier.

Item 3.	Legal Proceedings

In the ordinary course of operations, the Company and its subsidiaries are at times involved in legal proceedings. In the opinion of management, neither the Company nor its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the fourth quarter of the Company’s fiscal year ended December 31, 2014.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices and Dividend Policies

A class of the Company’s common stock (Class A common stock) is traded on the Global Select Market of the NASDAQ Stock Market (“NASDAQ GSM”) under the symbol “NBBC.” The following table shows the high, low and closing sales prices of the Company’s common stock on the NASDAQ GSM, based on published financial sources, for each quarter within the last two fiscal years.

Quarter ended	High	Low	Close
December 31, 2014	$8.98	$7.34	$8.71
September 30, 2014	8.46	7.20	7.59
June 30, 2014	8.69	6.99	8.06
March 31, 2014	7.62	6.55	7.14

December 31, 2013	$7.92	$6.40	$7.43
September 30, 2013	9.17	5.96	7.29
June 30, 2013	6.41	5.55	5.99
March 31, 2013	6.48	4.50	5.89

As of January 31, 2015, there were approximately 5,942 beneficial owners, including 3,068 holders of record, of the Company’s Class A common stock, and seven holders of record of the Company’s Class B common stock.

Holders of the Company’s common stock (Class A and Class B) are entitled to receive ratably such dividends as may be declared by the Company’s Board of Directors out of legally available funds. On February 18, 2015, the Company declared a $0.015 per share dividend payable April 15, 2015, to shareholders of record on March 16, 2015. This is the first cash dividend declared by the Company on its common stock since 2008. The ability of the Company’s Board of Directors to declare and pay dividends on its capital stock is subject to the terms of applicable North Carolina law and banking regulations. The Company may not pay dividends on its capital stock if it is in default or, where permitted, has elected to defer payments of interest under its junior subordinated debentures or subordinated notes. The declaration and payment of future dividends to holders of the Company’s common stock will also depend upon the Company’s earnings and financial condition, the capital requirements of the Company’s subsidiaries, regulatory conditions and other factors as the Company’s Board of Directors may deem relevant. For a further discussion as to restrictions on the Company and the Bank’s ability to pay dividends, please refer to “Item 1 – Supervision and Regulation”.

The following table sets forth certain information regarding shares issuable upon exercise of outstanding options and rights under equity compensation plans, and shares remaining available for future issuance under equity compensation plans, in each case as of December 31, 2014. Individual equity compensation arrangements are aggregated and included within this table.

			Number of Shares
			Remaining Available
			for Future Issuance
			under Equity
	Number of Shares to be	Weighted Average	Compensation Plans
	Issued Upon Exercise of	Exercise Price of	(excluding shares
	Outstanding Options,	Outstanding Options,	reflected in
	Warrants and Rights	Warrants and Rights	column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans
Approved by Shareholders			472,349
Stock Options	985,071	$7.51
Restricted Stock Units	395,852	-
Equity Compensation Plans Not
Approved by Shareholders	-	-	-
Total	1,380,923	$5.36	472,349

FIVE-YEAR STOCK PERFORMANCE TABLE

The following graph compares the cumulative total shareholder return on the Company’s common stock with the S&P 500 Index (U.S.) and the SNL Southeast Bank Index. The graph assumes that $100 was originally invested on December 31, 2009, and that all subsequent dividends were reinvested in additional shares.

NEWBRIDGE BANCORP

Comparison of Cumulative Total Shareholder Return

Years Ended December 31

	2009	2010	2011	2012	2013	2014

NewBridge Bancorp	100	212	174	209	334	392

SNL Southeast Bank Index(1)	100	97	57	94	128	144

S&P 500 Index	100	115	117	136	180	205

(1)	The SNL Southeast Bank Index is comprised of a peer group of 89 bank holding companies headquartered in Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia, whose common stock is traded on the NYSE, NYSE Amex or NASDAQ stock exchanges. The total five year return was calculated for each of the bank holding companies in the peer group taking into consideration changes in stock price, cash dividends, stock dividends and stock splits since December 31, 2009. The individual results were then weighted by the market capitalization of each company relative to the entire peer group. The total return approach and the weighting based upon market capitalization are consistent with the preparation of the S&P 500 total return index.

Item 6.	Selected Financial Data

The following table should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and “Item 8 - Financial Statements and Supplementary Data,” which begin on page 32 and page 63 below, respectively.

(dollars in thousands, except per share data)	Years Ended December 31
	2014	2013	2012	2011	2010
SUMMARY OF OPERATIONS
Interest income	$85,816	$68,819	$71,080	$79,445	$89,913
Interest expense	7,145	5,643	7,514	12,319	20,454

Net interest income	78,671	63,176	63,566	67,126	69,459
Provision for credit losses	883	2,691	35,893	16,785	21,252

Net interest income after provision for credit losses	77,788	60,485	27,673	50,341	48,207
Noninterest income	16,713	17,454	16,888	18,393	21,323
Noninterest expense	72,706	60,384	72,413	62,607	66,397

Income (loss) before income taxes	21,795	17,555	(27,852)	6,127	3,133
Income tax expense (benefit)	7,819	(3,216)	(2,598)	1,449	(247)

Net income (loss)	13,976	20,771	(25,254)	4,678	3,380
Dividends and accretion on preferred stock	(337)	(1,854)	(2,918)	(2,917)	(2,919)
Net income (loss) available to common shareholders	$13,639	$18,917	$(28,172)	$1,761	$461

Cash dividends declared on common stock	$-	$-	$-	$-	$-

SELECTED YEAR END ASSETS AND LIABILITIES
Investment securities	$496,798	$368,866	$393,815	$337,811	$325,129
Loans held for investment, net of unearned income	1,804,406	1,416,703	1,155,421	1,200,070	1,260,585
Assets	2,520,232	1,965,232	1,708,707	1,734,564	1,809,891
Deposits	1,832,564	1,553,996	1,332,493	1,418,676	1,452,995
Shareholders’ equity	231,355	166,792	196,014	163,387	165,918

PERFORMANCE MEASURES
Net income (loss) to average total assets	0.60%	1.17%	(1.46)%	0.27%	0.18%
Net income (loss) to average shareholders’ equity	6.53	11.75	(15.18)	2.81	2.00
Dividend payout	-	-	-	-	-
Average shareholders’ equity to average total assets	9.18	9.94	9.65	9.51	8.81
Average tangible shareholders’ equity to average tangible total assets	8.29	9.73	9.47	9.29	8.58

PER SHARE DATA
Earnings (loss) per share:
Basic	$0.39	$0.71	$(1.80)	$0.11	$0.03
Diluted	0.38	0.65	(1.80)	0.11	0.03
Cash dividends declared	-	-	-	-	-
Book value at year end	6.22	5.33	5.58	7.09	7.25
Tangible book value at year end	5.50	5.04	5.38	6.85	6.96

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

The Company was formed in 2007 through a merger of equals between the two holding company parents of FNB Southeast founded in 1919 and Lexington State Bank founded in 1949, each with approximately $1 billion in total assets. Having achieved critical mass and established a new corporate identity, the Company planned to become an active acquirer in the Carolinas by combining with smaller commercial banks. Following the merger, however, the Company experienced a setback through the recession of 2008 as small businesses in the Piedmont Triad and the Company’s other markets suffered deep losses and unemployment escalated. Through successful execution of the Company’s business strategy, the Company resolved a significant portion of its asset problems at that time through a planned problem asset disposition in 2012, while concurrently raising capital to retire preferred shares issued under the U.S. Treasury’s TARP Program.

In 2013, the Company renewed its growth strategies and increased total assets 15%, including $140 million of organic loan growth and $122 million of acquired loan growth through its Security Savings Bank, SSB (“Security Savings”) acquisition. In 2014, the Company further increased assets an additional $555 million through a disciplined four-part strategy: focusing on organic in market expansion, expansion in select metropolitan de novo markets, the acquisition of CapStone Bank (“CapStone”) in the Raleigh market and the addition of an experienced team of bankers focused on middle market companies.

The Company’s business strategy follows three basic tenets: Quality, Profitability and Growth. Utilizing this strategy, the Company achieved record pre-tax earnings of $21.8 million in 2014, a 24% increase over 2013 results. Excluding acquisition-related costs and gains on sale of investments, pre-tax core net operating income totaled $26.9 million, a 41% increase over the same adjusted core net operating income for the prior year. Management regularly evaluates the Company’s performance using pre-tax core net operating income comparisons because of its focus on normalized operating performance metrics.

Pre-tax core net operating income

(dollars in thousands)
	Twelve Months Ended December 31
	2014	2013
Income before income tax	$21,795	$17,555
Gain on sale of investment securities	-	(736)
Acquisition-related expenses	5,081	2,232
Pre-tax core net operating income	$26,876	$19,051

Net income available to common shareholders declined in 2014 to $13.6 million from $18.9 million in 2013 and earnings per diluted share declined from $0.65 in 2013 to $0.38 in 2014. The results for 2013 were affected by a tax benefit of $3.2 million that resulted from a reversal of a deferred tax valuation allowance of $10.0 million. The Company provided for income taxes in 2014 at an effective tax rate of 35.9%, resulting in an $11.0 million increase in tax provision from the prior year. Common shareholders further benefitted in 2014 by the Company’s decision to redeem the final $15.0 million of TARP preferred shares in March of 2014 following the redemption of 37,372 preferred shares in 2013. Dividends and accretion on preferred stock decreased 82% to $337,000 in 2014 from $1.9 million in 2013 as a result. Therefore, adjusting for the normalized tax rate and removing acquisition-related expenses and dividends and accretion on preferred stock, normalized diluted earnings per share improved 26% over the prior year.

32

	2014	2013
(dollars and shares in thousands)	Actual	Actual	Var $	Var %

Non-GAAP Analysis
Income before income tax	$21,795	$17,555	$4,240	24.2%
Add acquisition-related expense	5,081	2,232	2,849	127.6%
Adjusted net income before tax	26,876	19,787	7,089	35.8%
Normalized tax provision	9,643	6,856	2,787	40.6%
Less preferred dividends	337	1,854	(1,517)	(81.8)%
Adjusted net income after tax & preferred dividend	$16,896	$11,077	$5,819	52.5%
Weighted average diluted shares	35,466	29,070	6,396	22.0%
Normalized diluted EPS	$0.48	$0.38	$0.10	26.3%

GAAP Comparison
Income before income tax	$21,795	$17,555	$4,240	24.2%
Tax provision	7,819	(3,216)	11,035	(343.1)%
Net income	13,976	20,771	(6,795)	(32.7)%
Less preferred dividends	337	1,854	(1,517)	(81.8)%
Net income available to common shareholders	$13,639	$18,917	$(5,278)	(27.9)%
Weighted average diluted shares	35,466	29,070	6,396	22.0%
Diluted EPS	$0.38	$0.65	$(0.27)	(41.5)%

Quality. Over the past three years, one of the Company’s most significant accomplishments has been an aggressive reduction of its adversely classified assets.

In mid-2012 the Company formulated an asset disposition plan to resolve the lingering impact of the 2008 recession on its asset quality. Dispositions were made through direct negotiations with customers, direct sales of notes, auctions and sales of small pools of homogeneous assets. By year end 2012, the Company had reduced total classified assets by $96 million.

Asset quality trends continued to improve in 2013. Nonperforming loans declined 56% during the year to $9.4 million from $21.3 million at December 31, 2012. As a percentage of total assets, nonperforming loans represented 0.48% at December 31, 2013 compared to 1.25% at December 31, 2012. The allowance for credit losses to nonperforming loans improved to 261% at year end 2013 from 125% at year end 2012. Total nonperforming assets to total assets declined to 0.87% at December 31, 2013 from 1.56% at December 31, 2012.

Asset quality reflected continued improvement throughout 2014. The highlights of 2014 are as follows:

•	Nonperforming loans declined to $7.2 million from $9.4 million the previous year;
•	As a percentage of assets, nonperforming loans declined to 0.29% from 0.48%;
•	Allowance for credit losses to nonperforming loans improved to 307% from 261%;
•	Real estate acquired in settlement of loans decreased to $3.1 million from $7.6 million at December 31, 2013;
•	Total nonperforming assets to total assets declined to 0.41% from 0.87%; and
•	Net chargeoffs decreased to $3.3 million, or 0.20% of average loans held for investment, from $4.8 million, or 0.38% of average loans held for investment, in the prior year.

Profitability. The Company’s ability to achieve sustained profitability depends not only on the maintenance of a high level of asset quality but on careful management of interest income, interest expense and other expense. Management has implemented a number of steps to increase net interest and fee income, preserve an acceptable net interest margin and control our controllable expenses.

Our 2012 operating results reflected the impact of the implementation of the asset disposition plan. For the year 2012, the Company had a net loss of $25.3 million, which was anticipated.

The success of the asset disposition plan positioned the Company to achieve record earnings in 2013. In 2013, earnings to common shareholders totaled $18.9 million, provision for credit costs declined $33.2 million to $2.7 million, and loss on real estate acquired in settlement of loans improved $15.9 million to a gain of $126,000. Results for 2013 were positively affected by a tax benefit of $3.2 million that resulted from a reversal of a deferred tax asset valuation allowance of $10.0 million.

The Company produced solid operating results in 2014. The highlights of 2014 are as follows:

•	Pre-tax earnings increased 24% for the year;
•	Net interest income grew 25% to $78.7 million;
•	Average earning assets increased $506.4 million;
•	Provision for credit losses declined $1.8 million to $0.8 million;
•	Wealth management revenues increased 13.6%;
•	Noninterest-bearing deposits increased 33%, or $78.3 million;
•	Total core deposits grew 16% and represented 70% of total deposits at year end;
•	Average cost of borrowings was 0.99%, down from 1.50 % the previous year; and
•	Realignment of our retail banking structure was equivalent to a 5% reduction in the Company’s work force.

Although noninterest expense increased $12.3 million, or 20.4%, in 2014 compared to 2013, the primary increases were in acquisition-related expenses and investments made to build our team of bankers and expand key offices and branches. Acquisition-related expense in 2014 was $5.1 million, compared to $2.2 million in 2013. Personnel expense increased 14.1%, and occupancy expense and furniture and equipment expense increased 16.7% and 8.7%, respectively. These expenditures have positioned the Company to drive increased revenue and maximize profitability.

Growth. The past three years have been transformative as the Company has become one of the largest community-focused banks in the Carolinas, both in asset size and geographical footprint. Our management philosophy focuses on promoting core organic growth with a disciplined acquisition strategy targeted at expanding the Company’s presence in select markets. The Company takes a balanced approach to promoting growth in valuable core transaction deposits, commercial and private bank lending and expansion of fee income services. Our goal is to provide excellence in value to our customers and shareholders as we grow.

Loan balances increased 5%, net of classified loans, in 2012. During the same year, our footprint was expanded into the Raleigh and Charlotte markets through loan production offices, and twelve senior level experienced community bankers were employed, including new market executives in the Piedmont Triad and Charlotte markets.

The Company experienced significant organic and acquired loan growth in 2013. Loan balances increased 22.6%, with organic loan growth totaling 12%, or $140 million, for the year. Expansion efforts were strengthened as our loan production offices in Charlotte and Raleigh became full-service bank locations. During 2013, the Security Savings acquisition was completed, and the CapStone acquisition was announced.

The growth of our balance sheet in 2014 was a visible indication of the Company’s significant expansion. The highlights for 2014 include:

•	Total assets increased by $555.0 million, or 28%, to $2.52 billion;

•	Total loans held for investment increased 27% to $1.80 billion, up from $1.42 billion the prior year, reflecting both acquired loans and organic growth;
•	Acquired CapStone Bank resulting in expanded operations in Raleigh, NC;
•	Established middle market banking group and reorganized commercial banking operation into specialized teams;
•	Expanded array of treasury services and wealth management business;
•	Opened Charleston and Greenville, SC loan production offices;
•	Expanded operations in Charlotte and Winston-Salem, NC; and
•	Announced planned acquisition of Premier Commercial Bank, a $168.7 million asset bank based in Greensboro, NC, to add commercial banking clients and assets in Greensboro and residential mortgage banking in several North Carolina markets.

Financial Condition at December 31, 2014 and 2013

The Company’s consolidated assets of $2.52 billion at year end 2014 reflect an increase of 28.2% from year end 2013. The increase reflects the combined result of the acquisition of CapStone on April 1, 2014, and organic and acquired loan growth. Total average assets increased 31.2% from $1.78 billion in 2013, to $2.33 billion in 2014, while average earning assets increased 31.0%, from $1.63 billion in 2013, to $2.14 billion in 2014. The increases in total average assets and average earning assets were primarily the result of an increase in loans outstanding.

Loans (excluding loans held for sale) increased $387.7 million during 2014, or 27.4%, compared to an increase of 22.6% in 2013. The Company’s success in expanding its loan portfolio is attributed to a balanced strategy of organic and acquired loan growth. In the fourth quarter of 2014, the middle market team, which focuses on commercial and industrial loan customers with revenues between $25 million and $250 million, was responsible for $99.7 million of loan growth, including $75.7 million of credit relationships previously existing with the team. Loans secured by real estate totaled $1.58 billion at year end 2014 and represented 87.4% of total loans (excluding loans held for sale), compared with 89.5% at year end 2013. Within this category, residential real estate loans increased 10.2% to $672.6 million, and land acquisition, development and construction loans increased 45.7% to $168.1 million. Commercial loans totaled $928.8 million at year end 2014, an increase of 41.5% from the end of 2013. Consumer loans decreased 1.0% during 2014, ending the year at $26.2 million.

Investment securities available for sale (at amortized cost) totaled $358.5 million at year end 2014, a 20.5% increase from $297.5 million at year end 2013. U.S. government agency securities totaled $49.6 million, or 13.8% of the available for sale portfolio, at year end 2014, compared to $49.1 million, or 16.5% of the portfolio one year earlier. Mortgage backed securities totaled $53.0 million, or 14.8% of the available for sale portfolio, at December 31, 2014, compared to $52.6 million, or 17.7% of the portfolio, at the previous year end. Available for sale state and municipal obligations totaled $33.9 million at year end 2014, and comprised 9.5% of the available for sale portfolio, compared to $15.8 million, or 5.3% of the portfolio, a year earlier. Corporate bonds totaled $178.8 million, or 49.9% of the available for sale portfolio at December 31, 2014, of which $50.0 million were covered bonds, compared to corporate bonds of $155.7 million, or 52.3% of the portfolio at December 31, 2013, of which $49.9 million were covered bonds. Collateralized mortgage obligations totaled $10.5 million, or 2.9% of the available for sale portfolio at year end 2014, compared to $6.6 million, or 2.2% of the portfolio, at the end of the previous year.

During 2014, the Company classified a number of its investment security purchases as held to maturity. The weighted average duration of investment securities classified as held to maturity does not exceed five years. The Company believes it has the capacity to hold these investments to maturity. Investment securities held to maturity (at amortized cost) totaled $130.7 million at year end 2014, a 94.2% increase from $67.3 million at year end 2013. U.S. government agency securities totaled $32.8 million, or 25.1% of the held to maturity portfolio, at year end 2014, compared to $28.7 million, or 42.7% of the portfolio, one year earlier. Mortgage backed securities totaled $54.3 million, or 41.6% of the held to maturity portfolio, at December 31, 2014, compared to $32.4 million, or 48.2% of the portfolio, at the previous year end. Held to maturity state and municipal obligations amounted to $1.2 million at year end 2014, and comprised 0.9% of the held to maturity portfolio, compared to $1.1 million, or 1.7% of the portfolio, a year earlier. Corporate bonds totaled $28.4 million, or 21.7% of the held to maturity portfolio at December 31, 2014, of which $5.0 million were covered bonds. There were no corporate bonds in the held to maturity portfolio at December 31, 2013. Subordinated debt issues totaled $14.0 million, or 10.7% of the held to maturity portfolio, at year end 2014, compared to $5.0 million, or 7.4% of the portfolio, one year earlier.

The Company’s investment strategy is to achieve acceptable total returns through investments in securities with varying maturity dates, cash flows and yield characteristics. U.S. government agency securities are generally purchased for liquidity and collateral purposes, mortgage backed securities are purchased for yield and cash flow purposes, corporate bonds are purchased for yield, and longer maturity municipal bonds are purchased for yield and income tax advantage. The table “Investment Securities,” on page 54, presents the composition of the securities portfolio for the last three years, as well as information about cost and fair value. The table “Investment Securities Portfolio Maturity Schedule,” on page 56, presents the maturities, fair values and weighted average yields of the Company’s securities portfolio.

Total deposits increased $278.6 million to $1.83 billion at December 31, 2014, a 17.9% increase from a total of $1.55 billion one year earlier. The increase in deposits was primarily due to the acquisition of CapStone. Retail time deposits increased $7.6 million during 2014. Noninterest-bearing deposits increased $78.3 million during 2014 to $319.3 million.

To supplement core deposit growth, the Bank uses several different sources such as brokered certificates of deposit secured through broker/dealer arrangements and deposits obtained through the Certificate of Deposit Account Registry Service (“CDARS”), a service of Promontory InterFinancial Network, LLC. CDARS increased $53.3 million, from $143.3 million at year end 2013 to $196.6 million at year end 2014, while brokered deposits increased $36.0 million, from $13.4 million at year end 2013 to $49.4 million at year end 2014.

The Bank also has a credit facility available with the FHLB of Atlanta. The credit line at December 31, 2014 was $488.2 million, compared to $360.2 million at December 31, 2013. FHLB borrowings totaled $346.7 million at year end 2014. Based on collateral pledged, an additional $110.5 million of borrowings was available at year end 2014. At December 31, 2013, FHLB borrowings totaled $170.0 million, and an additional $91.3 million of borrowings available. In addition to the credit line at the FHLB of Atlanta, at December 31, 2014 the Bank had borrowing capacity at the Federal Reserve Bank totaling $4.3 million of which none was used and had federal funds lines of $89.8 million of which $29.5 million was outstanding at year end 2014. At December 31, 2013 the Bank had borrowing capacity at the Federal Reserve Bank totaling $3.9 million of which none was used and had federal funds lines of $30.0 million of which $13.0 million was outstanding at year end 2013. Management believes these credit lines are a cost effective and prudent alternative to deposit balances, affording the Bank additional flexibility because particular amounts, terms and structures may be selected to meet changing needs.

Financial Condition at December 31, 2013 and 2012

The Company’s consolidated assets of $1.97 billion at year end 2013 reflect an increase of 15.0% from year end 2012. The increase was primarily a result of the acquisition of Security Savings on October 1, 2013. Total average assets increased 3.1% from $1.72 billion in 2012, to $1.78 billion in 2013, while average earning assets increased 3.7%, from $1.58 billion in 2012, to $1.63 billion in 2013. The increases in total average assets and average earning assets were primarily the result of an increase in loans outstanding.

Loans (excluding loans held for sale) increased $261.3 million during 2013, or 22.6%, compared to a decrease of 3.7% in 2012, primarily due to organic loan growth and the acquisition of Security Savings. Loans secured by real estate totaled $1.27 billion at year end 2013 and represented 89.5% of total loans (excluding loans held for sale), compared with 87.5% at year end 2012. Within this category, residential real estate loans increased 21.7% to $610.2 million, and land acquisition, development and construction loans increased 52.5% to $115.4 million. Commercial loans totaled $656.4 million at year end 2013, an increase of 20.4% from the end of 2012. Consumer loans decreased 1.7% during 2013, ending the year at $26.4 million.

Investment securities available for sale (at amortized cost) totaled $297.5 million at year end 2013, a 21.5% decrease from $379.1 million at year end 2012. U.S. government agency securities totaled $49.1 million, or 16.5% of the available for sale portfolio, at year end 2013, compared to $67.1 million, or 17.7% of the portfolio one year earlier. Mortgage backed securities totaled $52.6 million, or 17.7% of the available for sale portfolio, at December 31, 2013, compared to $64.7 million, or 17.1% of the portfolio, at the previous year end. Available for sale state and municipal obligations totaled $15.8 million at year end 2013, and comprised 5.3% of the available for sale portfolio, compared to $18.0 million, or 4.7% of the portfolio, a year earlier. Corporate bonds totaled $155.7 million, or 52.4% of the available for sale portfolio at December 31, 2013, of which $49.9 million were covered bonds, compared to corporate bonds of $195.5 million, or 51.6% of the portfolio at December 31, 2012, of which $44.9 million were covered bonds. Collateralized mortgage obligations totaled $6.6 million, or 2.2% of the available for sale portfolio at year end 2013, compared to $10.4 million, or 2.7% of the portfolio, at the end of the previous year.

During 2013, the Company classified a number of its investment security purchases as held to maturity. The weighted average life of investment securities classified as held to maturity does not exceed seven years. The Company believes it has the capacity to hold these investments to maturity. Investment securities held to maturity (at amortized cost) totaled $67.3 million at year end 2013. U.S. government agency securities totaled $28.7 million, or 42.7% of the held to maturity portfolio, at year end 2013. Mortgage backed securities totaled $32.4 million, or 48.2% of the held to maturity portfolio, at December 31, 2013. Held to maturity state and municipal obligations amounted to $1.1 million at year end 2013, and comprised 1.7% of the held to maturity portfolio. Corporate bonds totaled $5.0 million, or 7.4% of the held to maturity portfolio at December 31, 2013. The Company had no investment securities held to maturity at December 31, 2012.

Total deposits increased $221.5 million to $1.55 billion at December 31, 2013, a 16.6% increase from a total of $1.33 billion one year earlier. The increase in deposits was primarily due to the acquisition of Security Savings. Retail time deposits increased $20.6 million for the year. Noninterest-bearing deposits increased $35.0 million for the year to $241.0 million.

To supplement core deposit growth, the Bank uses several different sources such as brokered certificates of deposit secured through broker/dealer arrangements and deposits obtained through CDARS; CDARS increased $100.9 million, from $42.4 million at year end 2012 to $143.3 million at year end 2013, while brokered deposits decreased $4.3 million, from $17.7 million at year end 2012 to $13.4 million at year end 2013.

The Bank also has a credit facility available with the FHLB of Atlanta. The credit line at December 31, 2013 was $360.2, compared to $342.5 million at December 31, 2012. FHLB borrowings totaled $170.0 million at year end 2013. Based on collateral pledged, an additional $91.3 million of borrowings was available at year end 2013. At December 31, 2012, FHLB borrowings totaled $113.0 million, and an additional $95.3 million of borrowings was available. In addition to the credit line at the FHLB of Atlanta, at December 31, 2013 the Bank had borrowing capacity at the Federal Reserve Bank totaling $3.9 million of which none was used and had federal funds lines of $30.0 million of which $13.0 million was outstanding. At December 31, 2012, the Bank had borrowing capacity at the Federal Reserve Bank totaling $7.7 million and had federal funds lines of $25.0 million, of which there were no borrowings outstanding for either. Management believes these credit lines are a cost effective and prudent alternative to deposit balances, affording the Bank additional flexibility because particular amounts, terms and structures may be selected to meet changing needs.

Net Interest Income

As with most financial institutions, the primary component of the Company’s revenue is net interest income. Net interest income is the difference between interest income, principally from loans and investments, and interest expense on client deposits and borrowings. Changes in net interest income result from changes in volume and mix of the various interest-earning asset and interest-bearing liability components and changes in interest rates earned and paid. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Spread and margin are influenced by the levels and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities.

Average balances and net interest income analysis. The following table sets forth, for the years 2012 through 2014, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or rates, net interest income, net interest spread, and net interest margin. Average loans include nonaccruing loans, the effect of which is to lower the average yield.

Average Balances and Net Interest Income Analysis

Fully taxable-equivalent basis(1) (dollars in thousands)

	2014			2013			2012
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate

Earning assets:
Loans receivable(2)	$1,670,113	$71,230	4.26%	$1,247,095	$56,617	4.54%	$1,175,938	$57,676	4.90%
Taxable securities	411,464	12,908	3.14	355,864	11,239	3.16	357,463	12,492	3.49
Tax-exempt securities(1)	29,010	1,492	5.14	15,519	1,115	7.18	17,502	1,119	6.39
FHLB stock	13,057	463	3.55	7,631	195	2.56	7,323	122	1.67
Federal Reserve Bank stock	1,731	102	5.89	-	-	-	-	-
Interest-bearing bank balances	14,763	118	0.80	7,656	23	0.30	16,923	40	0.24

Total earning assets	2,140,138	86,313	4.04	1,633,765	69,189	4.24	1,575,149	71,449	4.54

Non-earning assets:
Cash and due from banks	31,551			25,020			25,681
Premises and equipment	45,436			37,327			36,284
Other assets	139,170			108,266			117,213
Allowance for credit losses	(23,745)			(26,309)			(29,872)

Total assets	$2,332,550			$1,778,069			$1,724,455

Interest-bearing liabilities:
Savings deposits	$66,347	$36	0.05%	$51,197	$26	0.05%	$44,144	$26	0.06%
NOW deposits	478,188	893	0.19	425,435	709	0.17	428,299	1,242	0.29
Money market deposits	392,322	780	0.20	339,664	602	0.18	365,718	1,204	0.33
Time deposits	552,436	2,291	0.41	368,189	1,779	0.48	377,289	2,663	0.71
Other borrowings	76,913	2,344	3.05	48,773	1,332	2.73	46,957	1,367	2.91
FHLB Borrowings	241,945	801	0.33	120,136	1,195	0.99	79,941	1,012	1.27

Total interest-bearing liabilities	1,808,151	7,145	0.40	1,353,394	5,643	0.42	1,342,348	7,514	0.56

Other liabilities and shareholders’ equity:
Demand deposits	294,704			228,635			196,365
Other liabilities	15,537			19,302			19,362
Shareholders’ equity	214,158			176,738			166,380

Total liabilities and shareholders’ equity	$2,332,550			$1,778,069			$1,724,455

Net interest income and net interest margin(3)		$79,168	3.70%		$63,546	3.89%		$63,935	4.06%

Interest rate spread(4)			3.64%			3.82%			3.98%

(1)	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable-equivalent basis were $497 for 2014, $370 for 2013 and $369 for 2012.

(2)	Average loans receivable include nonaccruing loans and loans held for sale. Amortization of loan fees, net of deferred costs, and other loan-related fees of $(420), $136 and $600, for 2014, 2013 and 2012, respectively, are included in interest income. Also included in interest income for 2014 is $212 from interest rate cash flow hedges.

(3)	Net interest margin is computed by dividing taxable-equivalent net interest income by average earning assets.

(4)	Interest rate spread is computed by subtracting interest-bearing liability rate from earning asset yield.

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

Volume and Rate Variance Analysis

Fully taxable-equivalent basis(1) (dollars in thousands)

	2014			2013
	Volume	Rate	Total	Volume	Rate	Total
	Variance(2)	Variance(2)	Variance	Variance(2)	Variance(2)	Variance

Interest income:
Loans receivable	$18,274	$(3,661)	$14,613	$3,346	$(4,405)	$(1,059)
Taxable investment securities	1,741	(72)	1,669	(57)	(1,196)	(1,253)
Tax-exempt investment securities(1)	761	(384)	377	(134)	130	(4)
FHLB stock	174	94	268	5	68	73
Federal Reserve Bank stock	102	-	102	-	-	-
Interest-bearing bank balances	34	61	95	(26)	9	(17)
Total interest income	21,086	(3,962)	17,124	3,134	(5,394)	(2,260)

Interest expense:
Savings deposits	10	0	10	4	(4)	0
NOW deposits	94	90	184	(8)	(525)	(533)
Money market deposits	104	74	178	(82)	(520)	(602)
Time deposits	796	(284)	512	(61)	(823)	(884)
Other borrowings	841	171	1,012	52	(87)	(35)
Borrowings from FHLB	719	(1,113)	(394)	438	(255)	183
Total interest expense	2,564	(1,062)	1,502	343	(2,214)	(1,871)

Increase (decrease) in net interest income	$18,522	$(2,900)	$15,622	$2,791	$(3,180)	$(389)

(1)	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35% and is then reduced by the non-deductible portion of interest expense.

(2)	The volume/rate variance for each category has been allocated on a consistent basis between rate and volume variances, based on the percentage of rate, or volume, variance to the sum of the two absolute variances.

Results of Operations – Years Ended December 31, 2014 and 2013

Net income. Net income available to common shareholders for 2014 was $13.6 million, representing net income per diluted share of $0.38, compared to net income available to common shareholders of $18.9 million, or $0.65 per diluted share, the prior year. In 2013, the Company had a tax benefit of $3.2 million resulting from a deferred tax asset valuation allowance reversal of $10.0 million, $740,000 due to a NC corporate tax rate change, and a calculated tax provision of $6.1 million. In the second quarter of 2014, the Bank acquired CapStone, and in the Fall of 2014, established loan production offices in Greenville and Charleston, SC. Provision for credit losses was $883,000 in 2014 compared to $2.7 million in 2013. Results for 2014 included $5.1 million in acquisition-related expense, reflecting an increase of $2.9 million compared to $2.2 million in acquisition-related expense included in 2013. Net interest income for 2014 after provision for credit losses increased by $17.3 million, or 28.6%, as compared to 2013. The taxable-equivalent net interest margin decreased 19 basis points for 2014 to 3.70%, from 3.89% for 2013. Noninterest income decreased $741,000, or 4.2%, in 2014, while noninterest expense for 2014 increased $12.3 million, or 20.4%. Return on average assets for 2014 was 0.60% compared to 1.17% for 2013. Return on average shareholders' equity for 2014 was 6.53% compared to 11.75% in 2013.

Net interest income. Net interest income for 2014, on a taxable-equivalent basis, increased $15.6 million, or 24.6%, compared to 2013. Average earning assets for 2014 increased $506.4 million, or 31.0%, to $2.14 billion from $1.63 billion for the prior year. Average interest-bearing liabilities for 2014 increased $454.8 million, or 33.6%, to $1.81 billion, compared to $1.35 billion for 2013.

The net interest margin for the year ended December 31, 2014 was 3.70%, down from 3.89% for the prior year. The decline in net interest margin was primarily a result of a lower yield on the loan portfolio. In 2014, the average yield on earning assets decreased by 20 basis points while the average rate on interest-bearing liabilities decreased by two basis points, which resulted in a decrease in the interest rate spread in 2014 of 18 basis points compared to the prior year.

The table, “Average Balances and Net Interest Income Analysis,” above summarizes net interest income and average yields earned, and rates paid for the years indicated, on a taxable-equivalent basis. The table, “Volume and Rate Variance Analysis” above presents the changes in interest income and interest expense attributable to volume and rate changes between the years indicated.

Provision for credit losses and allowance for credit losses. The Company recorded a $883,000 provision for credit losses during the year ended December 31, 2014, compared to a $2.7 million provision during the previous year. The Company’s allowance for credit losses was $22.1 million at December 31, 2014, compared to $24.6 million at December 31, 2013. The allowance for credit losses expressed as a percentage of total loans (excluding loans held for sale) decreased to 1.23% at December 31, 2014 from 1.73% at December 31, 2013. The allowance for credit losses expressed as a percentage of loans excluding purchased credit-impaired (“PCI”) loans and loans held for sale decreased to 1.28% at December 31, 2014 from 1.80% at December 31, 2013. The allowance for credit losses as a percentage of nonperforming loans was 306.60% at year end 2014, compared to 261.23% at year end 2013.

Noninterest income. In 2014, noninterest income decreased $741,000 to $16.7 million, or 4.2%, compared to 2013. In 2014, there were no gains on sale of investment securities, compared to pre-tax gains on sale of investment securities of $736,000 in 2013. In 2014, retail banking revenue increased $196,000 to $10.4 million, or 1.9%, for the year. Wealth management revenue increased 13.6% to $2.9 million for 2014 from $2.6 million in 2013 as the division increased trust assets under management to $233.6 million at December 31, 2014 from $222.5 million at December 31, 2013; included in revenue in 2014 were several one-time fees collected due to estate settlements. Mortgage banking revenue decreased $774,000, or 47.1%, for 2014 due to a lower level of mortgage loan production resulting from increases in interest rates.

Noninterest expense. In 2014, noninterest expense increased $12.3 million, or 20.4%, compared to 2013. The increase was due to several factors. Acquisition-related expense in 2014 was $5.1 million, compared to $2.2 million in 2013. Personnel expense increased 14.1% to $36.6 million, from $32.1 million in 2013. The increase in personnel expense is due primarily to hiring related to the new middle market banking group and reorganized commercial banking groups, to the expansion of the commercial banking team in Winston-Salem, NC, and to additional personnel resulting from the acquisition of Security Savings in October, 2013 and the acquisition of CapStone in April, 2014, partially offset by the workforce reduction resulting from a retail banking realignment announced in the second quarter of 2014. Occupancy expense increased $702,000, or 16.7%, to $4.9 million, and furniture and equipment expense increased $305,000, or 8.7%, to $3.8 million in 2014 from $4.2 million and $3.5 million, respectively, in 2013 due primarily to the acquisitions of Security Savings and CapStone. Real estate acquired in settlement of loans expense (benefit) increased to $870,000 in 2014, from $(126,000) in the same period last year. For the detailed change in other operating expense please see the table “Other Operating Expenses” in Note 13 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Provision for income taxes. The Company recorded an income tax expense of $7.8 million in 2014, compared to an income tax benefit of $3.2 million in 2013. The Company’s effective tax rate was 35.9% in 2014 and (18.3)% in 2013. In 2013, the difference between the effective tax rate and the statutory rate was primarily a result of a decrease of $10.0 million in the valuation allowance against deferred tax assets.

Results of Operations – Years Ended December 31, 2013 and 2012

Net income (loss). Net income available to common shareholders for 2013 was $18.9 million, representing net income per diluted share of $0.65, compared to net loss available to common shareholders of $28.2 million, or $1.80 per diluted share, the prior year. In 2013, the Company had a tax benefit of $3.2 million resulting from a deferred tax asset valuation allowance reversal of $10.0 million, $740,000 due to a NC corporate tax rate change, and a calculated tax provision of $6.1 million. In the fourth quarter of 2013, the Bank acquired Security Savings, and earlier in the year loan production offices in Charlotte and Raleigh became full service branches. The results for 2012 were largely impacted by the Company’s plan to accelerate the disposition of problem assets. Provision for credit losses was $2.7 million in 2013 compared to $35.9 million in 2012. Results for 2013 include $2.2 million in acquisition-related expense and a loan recourse obligation expense of $356,000, while results for 2012 included $1.8 million taken in the third quarter of 2012 for impairments on facilities related to branch offices closed or scheduled to be closed and for adjustments for various nonrecurring accruals, as well as a $10.0 million valuation allowance against the Company’s deferred tax asset. Net interest income for 2013 after provision for credit losses increased by $32.8 million, or 118.6%, as compared to 2012. The taxable-equivalent net interest margin decreased 17 basis points for 2013 to 3.89%, from 4.06% for 2012. Noninterest income increased $566,000, or 3.4%, in 2013, while noninterest expense for 2013 decreased $12.0 million, or 16.6%. Lower mortgage banking revenue, which declined $1.0 million from 2012, was partially offset by gains on sales of investment securities of $736,000. The decrease in noninterest expense is due to a net gain for real estate acquired in settlement of loans expense of $126,000 in 2013 compared to a net loss of $15.7 million in 2012. Return on average assets for 2013 was 1.17% compared to (1.46)% for 2012. Return on average shareholders' equity for 2013 was 11.75% compared to (15.18)% in 2012.

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

Provision for credit losses and allowance for credit losses. The Company recorded a $2.7 million provision for credit losses during the year ended December 31, 2013, compared to a $35.9 million provision during the previous year. The Company’s allowance for credit losses was $24.6 million at December 31, 2013, compared to $26.6 million at December 31, 2012. The allowance for credit losses expressed as a percentage of total loans (excluding loans held for sale) decreased to 1.73% at December 31, 2013 from 2.30% at December 31, 2012. The allowance for credit losses expressed as a percentage of loans excluding PCI loans and loans held for sale was 1.80% at December 31, 2013. There were no PCI loans at December 31, 2012. The allowance for credit losses as a percentage of nonperforming loans was 261.23% at year end 2013, compared to 124.93% at year end 2012.

Noninterest income. In 2013, noninterest income increased $566,000 to $17.5 million, or 3.4%, compared to 2012. Pre-tax gains on sale of investment securities totaled $736,000 in 2013, compared to $3,000 in 2012. In 2013, retail banking revenue increased $489,000 to $10.2 million, or 5.0%, due primarily to changes in the rate and fee structures the Bank applied to certain product offerings in the fourth quarter of 2012. Wealth management revenue increased 9.4% to $2.6 million for 2013 from $2.3 million in 2012 as the division increased trust assets under management to $222.5 million at December 31, 2013 from $189.9 million at December 31, 2012. Mortgage banking revenue decreased $1.0 million, or 37.6%, for 2013 due to a lower level of mortgage loan production resulting from increases in interest rates.

Noninterest expense. In 2013, noninterest expense decreased $12.0 million, or 16.6%, compared to 2012. Real estate acquired in settlement of loans expense was a net gain of $126,000 in 2013 compared to a net loss of $15.7 million in 2012. Personnel expense in 2013 increased $2.8 million, or 9.4%, compared to 2012. The increase in personnel expense was due primarily to the hiring of commercial lenders in the Raleigh and Charlotte markets and the addition of key lending personnel in the Piedmont Triad Region as well as the fourth quarter additions resulting from the acquisition of Security Savings. The decrease in occupancy and other expenses was due primarily to one-time charges of $1.8 million taken in the third quarter of 2012 for impairments on facilities related to branch offices closed or scheduled to be closed and for adjustments for various nonrecurring accruals. In 2013, the Company recorded $2.2 million of acquisition-related costs, which included $2.0 million related to the acquisition of Security Savings and $260,000 related to the anticipated acquisition of CapStone. In addition, in 2013, the Company recorded a recourse obligation expense of $356,000 to cover estimated losses on nonperforming loans sold prior to September 2008. The Bank did not sell a significant number of mortgage loans prior to the recession of 2008 and does not anticipate any additional significant losses related to mortgage recourse obligations. Finally, operating costs were elevated due to the acquisition of Security Savings. For the detailed change in other operating expense please see the table “Other Operating Expenses” in Note 13 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

The Company (the holding company only) had sufficient cash and cash equivalents on hand at December 31, 2014 to provide for the Company’s anticipated obligations and service its debt for approximately two and a half years.

The investment portfolio at December 31, 2014 included securities with a par value of approximately $151.7 million with call features, whereby the issuers of such securities have the option to repay the securities before the contractual maturity dates.

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

Liquidity is further enhanced by a line of credit with the FHLB of Atlanta of approximately $488.2 million, collateralized by FHLB stock, investment securities, qualifying residential one to four family first mortgage loans, qualifying multi-family first mortgage loans, qualifying commercial real estate loans, and qualifying home equity lines of credit and second mortgage loans. Based upon collateral pledged, as of December 31, 2014, the borrowing capacity under this line was $488.2 million, with $110.5 million available to be borrowed. The Bank provides various reports to the FHLB on a regular basis to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the line of credit. In addition to the credit line at the FHLB, the Bank has borrowing capacity at the Federal Reserve Bank totaling $4.3 million of which none was used and has federal funds lines of $89.8 million of which $29.5 million was outstanding at December 31, 2014.

As presented in the Consolidated Statement of Cash Flows, the Company generated $17.4 million in operating cash flow during 2014, compared to $22.5 million in 2013 and $23.5 million in 2012. Accretion on acquired loans was $5.7 million in 2014 compared to $783,000 in 2013 and none in 2012. There was a deferred income tax expense of $7.3 million in 2014, compared to a deferred income tax benefit of $3.3 million in 2013 and $2.5 million in 2012. The significant difference in 2012 between net income and operating cash flow is the result of provision for credit losses and writedowns on real estate acquired in settlement of loans.

Cash used in investing activities in 2014 was $156.9 million, compared to cash used in investing activities of $60.7 million in 2013 and $27.4 million in 2012. Cash outflows for 2014 included a $101.6 million increase in the loan portfolio, including $75.7 million of credit relationships previously existing with the middle market team, compared to an increase of $141.3 million in 2013 and $56.3 million in 2012. Cash outflows for 2014 also included $111.5 million in purchases of securities, compared to $164.0 million in 2013 and $271.3 million in 2012. Cash inflows for 2014 included $35.8 million in proceeds from sales, maturities, prepayments and calls of investment securities, compared to $182.2 million in 2013 and $228.7 million in 2012. Cash inflows for 2014 also included $6.0 million in proceeds from sales of loans, compared to none in 2013 and $54.4 million in 2012.

Cash provided by financing activities was $140.4 million in 2014, compared to cash provided by financing activities of $32.0 million in 2013 and cash used in financing activities of $10.3 million in 2012. Cash inflows for 2014 included an increase of $5.8 million in deposits, compared to an increase of $53.3 million in deposits in 2013 and a net decrease in deposits of $86.2 million in 2012. During 2014, the Company had cash inflows of $147.7 million related to increased borrowing, compared to $25.7 million in 2013 and $26.3 million in 2012. In 2014, the Company had cash outflows of $15.0 million as a result of the redemption of the remaining 15,000 shares of preferred stock previously issued in connection with the U.S. Treasury’s TARP Program. In 2013 the Company had cash outflows of $37.5 million (including related expense of $100,000) as a result of the redemption of 37,372 shares of preferred stock and $7.8 million paid in connection with the repurchase of a stock warrant (the “Warrant”), both of which were previously issued in connection with the TARP Program. During 2012, the Company had a net cash inflow of $52.2 million from the issuance of preferred stock, which was subsequently converted to common stock.

Contractual Obligations and Commitments

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. Payments for borrowings do not include interest. Payments related to leases and service contracts are based on actual payments specified in the underlying contracts. The following table reflects the material contractual obligations of the Company outstanding as of December 31, 2014.

Contractual Obligations

(dollars in thousands)

	Payments Due by Period
	Within One Year	One Year to Three Years	Three Years to Five Years	After Five Years	Total

Federal funds purchased	$29,500	$-	$-	$-	$29,500
FHLB borrowings	273,500	73,200	-	-	346,700
Wholesale repurchase agreements	-	21,000	-	-	21,000
Subordinated debt	-	-	-	15,500	15,500
Junior subordinated notes	-	-	-	25,774	25,774
Operating lease obligations	1,796	2,828	1,289	513	6,426
Service contracts and purchase obligations	6,363	4,124	870	218	11,575
Other long-term liabilities	2,041	490	587	2,230	5,348
Total contractual cash obligations excluding deposits	313,200	101,642	2,746	44,235	461,823

Deposits	1,746,863	68,755	16,921	25	1,832,564
Total contractual cash obligations	$2,060,063	$170,397	$19,667	$44,260	$2,294,387

Capital Resources

Banks, bank holding companies, and financial holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve has minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines.

On November 30, 2012, the Company completed a private placement of Series B preferred stock and Series C preferred stock for an aggregate of $56.3 million. At a special meeting of shareholders on February 20, 2013, shareholders approved the conversion of up to 422,456 shares of Series B preferred stock and up to 140,217 shares of Series C preferred stock into shares of voting and nonvoting common stock, respectively, at a conversion rate of $4.40 per share. Articles of Amendment filed with the North Carolina Secretary of State on February 21, 2013, created a new class of nonvoting common stock designated “Class B common stock,” and redesignated the Company’s existing common stock as “Class A common stock.” The Class A common stock and the Class B common stock each have no par value per share. As a result, on February 22, 2013, the Series B preferred stock was converted into 9,601,262 shares of voting Class A common stock, and the Series C preferred stock was converted into 3,186,748 shares of nonvoting Class B common stock.

On May 15, 2013, the Company repurchased the Warrant issued and sold to the U.S. Treasury for its fair market value of $7,779,000. On June 3, 2013, the Company redeemed 37,372 of the Company’s 52,372 outstanding shares of Series A preferred stock at the liquidation price of $1,000 per share for a total of $37,372,000 plus $93,430 of accrued and unpaid dividends. On March 31, 2014, the Company redeemed all of its remaining 15,000 outstanding shares of Series A preferred stock at the liquidation price of $1,000 per share for a total of $15.0 million, plus $172,500 of accrued and unpaid dividends.

On March 14, 2014, the Company entered into a Subordinated Note Purchase Agreement with 14 accredited investors under which the Company issued an aggregate of $15.5 million of subordinated notes to the accredited investors, including several members of the Company’s Board of Directors. The subordinated notes have a maturity date of March 14, 2024 and bear interest, payable on the 1st of January and July of each year, commencing July 1, 2014, at a fixed interest rate of 7.25% per year. The subordinated notes are intended to qualify as Tier II capital for regulatory purposes.

On April 1, 2014, the Company completed its acquisition of CapStone, pursuant to which CapStone’s shareholders received 2.25 shares of the Company’s Class A common stock for each share of CapStone common stock. The Company issued 8,075,228 shares of Class A common stock (in exchange for 3,589,028 shares of CapStone common stock issued and outstanding as of the closing date) at a price of $7.14 per share, the closing stock price of the Class A common stock on March 31, 2014. The implied value of the consideration received by CapStone shareholders was $16.065 per share of CapStone common stock. The total purchase price was $62.3 million, including the conversion of 617,270 CapStone stock options having a fair value of $4.6 million. No cash was issued in the transaction other than an immaterial amount of cash paid in lieu of fractional shares.

As shown in Note 18 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K, the Company and the Bank both maintained capital levels exceeding the minimum levels required to be categorized as “well capitalized” for each of the three years presented.

In July 2013, the Federal Reserve approved a final rule implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The final rule revises minimum capital requirements and adjusts prompt corrective action thresholds. The final rule revises the regulatory capital elements, adds a new common equity Tier I capital ratio, and increases the minimum Tier I capital ratio requirement. The rule also permits certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income and implements a new capital conservation buffer. The final rule took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rule. The Company has performed a preliminary evaluation of the impact of the final rule on its capital levels and anticipates that the Company and the Bank will continue to have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies.

Lending Activities

General. The Bank offers a broad array of lending services, including construction, real estate, commercial and consumer loans, to small to medium-sized businesses, middle market businesses, real estate developers and retail clients that are located in or conduct a substantial portion of their business in the Bank’s market areas. The Bank’s total loans (excluding loans held for sale) at December 31, 2014 were $1.80 billion, or 71.6% of total assets. At December 31, 2014, the Bank had no large loan concentrations (exceeding 10% of its portfolio) in any particular industry, other than real estate. The Bank’s legal lending limit at December 31, 2014 was $43.1 million (absent fully marketable collateral), and the largest credit relationship was approximately $24.9 million.

Loan Composition. The following table summarizes, at the dates indicated, the composition of the Bank’s loan portfolio and the related percentage composition (excluding loans held for sale).

Summary of Loan Portfolio

(dollars in thousands; excluding loans held for sale)

	December 31
	2014		2013		2012		2011		2010
		% Of		% Of		% Of		% Of		% Of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Secured by owner-occupied nonfarm nonresidential properties	$309,982		$302,976		$247,628		$269,972		$222,889
Secured by other nonfarm nonresidential properties	426,875		239,062		186,864		157,594		159,086
Other commercial and industrial	191,904		114,402		110,850		119,877		134,011
Total Commercial	928,761	51.5%	656,440	46.3%	545,342	47.2%	547,443	45.6%	515,986	40.9%

Construction loans – 1 to 4 family residential	43,681		20,582		13,206		7,781		16,736
Other construction and land development	124,428		94,814		62,460		81,630		122,382
Total Real estate – construction	168,109	9.3	115,396	8.1	75,666	6.6	89,411	7.4	139,118	11.0

Closed-end loans secured by 1 to 4 family residential properties	406,272		358,332		277,820		287,268		304,640
Lines of credit secured by 1 to 4 family residential properties	228,704		213,112		200,465		209,634		219,557
Loans secured by 5 or more family residential properties	37,598		38,735		23,116		25,883		20,207
Total Real estate – mortgage	672,574	37.3	610,179	43.1	501,401	43.4	522,785	43.6	544,404	43.2

Credit cards	7,656		7,659		7,610		7,649		7,749
Other revolving credit plans	9,112		8,529		9,018		9,444		9,042
Other consumer loans	9,396		10,249		10,263		17,648		36,224
Total Consumer	26,164	1.4	26,437	1.9	26,891	2.3	34,741	2.9	53,015	4.2

Loans to other depository institutions	-		-		-		-		3,800
All other loans	8,798		8,251		6,121		5,690		4,262
Total Other	8,798	0.5	8,251	0.6	6,121	0.5	5,690	0.5	8,062	0.7

Total	$1,804,406	100.0%	$1,416,703	100.0%	$1,155,421	100.0%	$1,200,070	100.0%	$1,260,585	100.0%

The Company has no foreign loan activity.

Real estate loans. Loans secured by real estate totaled $1.58 billion, or 87.4% of total loans (excluding loans held for sale), at December 31, 2014. At year end 2014, the Bank had real estate loan relationships of various sizes ranging up to $16.0 million of outstanding balances and commitments up to $25.0 million, secured by office buildings, retail establishments, residential development and construction, warehouses, motels, restaurants and other types of property. Loan terms are typically limited to five years, with payments through the date of maturity generally based on a 15-20 year (15-30 year for owner-occupied single and multi-family properties) amortization schedule. Interest rates may be fixed or adjustable, based on market conditions, and the Bank generally charges an origination fee. Management has attempted to reduce credit risk in the real estate portfolio by emphasizing loans on properties where the loan to value ratio, established by independent appraisals, does not exceed 70% to 80%, and net projected cash flow available for debt service amounts to at least 120% to 135% of the debt service requirement. The Bank also generally requires personal guarantees and personal financial statements from the principal owners in such cases.

Real estate – mortgage. The Bank originates fixed and adjustable rate mortgages as well as Federal Housing Administration, Veterans Administration and U.S. Department of Agriculture government supported loans for resale into the secondary market. The Bank provides bank-held mortgage products to accommodate qualified borrowers who may or may not meet all the standards for a conventional secondary market mortgage. The Bank has little or no exposure to subprime lending. During 2014, the Bank originated $143.6 million of loans in these various categories. Also included in real estate mortgage loans are home equity revolving lines of credit, with $228.7 million outstanding as of December 31, 2014. On a quarterly basis, the Bank obtains current credit scores on all consumer purpose loans, including home equity revolving lines of credit, and using other factors such as past due counters, line utilization, and market area, the portfolio is subdivided for monitoring into those with high risk, medium risk, and low risk. The Bank recorded net chargeoffs from mortgage loans of $3.2 million during 2014, compared to $2.0 million in 2013 and $12.6 million in 2012.

Real estate – construction loans. The Bank’s current lending strategy is to moderately increase exposure in this portfolio segment. The Bank expects that the majority of its new construction and development loans on commercial and residential projects will be in the range of $1.0 million to $5.0 million. At December 31, 2014 and 2013, the Bank held $168.1 million and $115.4 million, respectively, of such loans. To reduce credit risk associated with such loans, the Bank emphasizes properties with high quality credit anchor tenants and neighborhood centers that are substantially pre-leased, or residential projects that are substantially pre-sold and built in strong, proven markets. The loans on commercial projects must generally result in a loan to appraised value of 75% to 80% or less and a net cash flow to debt service of no less than 120% to 135%. The Bank typically requires a personal guarantee from the developer or builder. Loan terms are generally 12-18 months, although the Bank will make a “mini-permanent” loan for purposes of construction and development of up to a five year term. Rates can be either fixed or variable, and the Bank usually charges an origination fee. The Bank experienced net recoveries from real estate – construction loans of $0.5 million in 2014 and net chargeoffs of $0.8 million in 2013 and $8.4 million in 2012.

Commercial loans. The Bank makes loans for commercial purposes to various types of businesses. At December 31, 2014, the Bank held $928.8 million of commercial loans, or 51.5% of its total loan portfolio. Equipment loans are typically made on terms up to five years at fixed or variable rates, with the financed equipment pledged as collateral to the Bank. The Bank attempts to reduce its credit risk on these loans by limiting the loan to value percentage to 80%. Working capital loans are made on terms typically not exceeding one year. These loans may be secured or unsecured, but the Bank attempts to limit its credit risk by requiring the borrower to demonstrate its capacity to produce net cash flow available for debt service equal to 120% to 150% of its debt service requirements. The Bank experienced net chargeoffs from commercial loans of $0.1 million in 2014, $1.0 million in 2013, and $16.4 million in 2012.

Consumer loans. Using a centralized underwriting process, the Bank makes a variety of loans to individuals for personal and household purposes, including (i) secured and unsecured installment and term loans originated directly by the Bank; (ii) unsecured revolving lines of credit, and (iii) amortizing secured lot loans. Certain of the direct loans are secured by the borrowers’ residences. At December 31, 2014, the Bank held $26.2 million of consumer loans. During 2014, 2013, and 2012, the Bank experienced net consumer loan chargeoffs of $0.5 million, $0.7 million and $0.9 million, respectively.

Loan approval and review. When the aggregate outstanding loans to a single borrower or related entities exceed an individual officer’s lending authority, or the individual officer’s lending authority is not applicable to the contemplated transaction, the loan request must be considered and approved by an officer with a higher lending limit. All consumer purpose loan decisions are initiated through a centralized underwriting process. Commercial banking managers (“CBM”) can generally approve commercial relationships up to $1.0 million on a secured basis. If the lending request exceeds the CBM’s lending limit, the loan must be submitted to and approved by a senior credit officer. Generally, a senior credit officer has authority to approve commercial relationships up to $5.0 million on a secured basis. All loan relationships between $5.0 million and $7.5 million must be approved by the Chief Commercial Credit Officer (“CCCO”). All loans between $7.5 million and $12.5 million must be approved by the Chief Credit Officer (“CCO”). Loan relationships exceeding $12.5 million must be unanimously approved by a committee of the CCCO, the CCO, and the Bank’s Chief Executive Officer (“CEO”).

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

The Bank’s loan portfolio is analyzed on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. Past due loans are reviewed with varying frequency and at multiple levels. Its allowance for credit losses is also analyzed monthly by management. This analysis includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. A specified minimum percentage of loans in each adverse asset classification category, based on the probability of default and on the historical loss experience of the Bank in each such category, as well as other environmental factors such as the unemployment level or other economic conditions affecting that type of loan, are used to determine the adequacy of the Bank’s allowance for credit losses monthly. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. The provisions of Accounting Standards Codification (“ASC”) 310-10-35, “Receivables-Overall-Subsequent Measurement” are applied to individually significant loans. See Note 5 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Loan Portfolio – Maturities and Interest Rate Sensitivities

(dollars in thousands, excluding loans held for sale)

	Maturity				Maturity Greater Than One Year
	One Year or Less	Over One Year to Five Years	Over Five Years	Total	Fixed Interest Rate	Floating or Adjustable Rate
Secured by owner-occupied nonfarm nonresidential properties	$33,896	$160,496	$115,590	$309,982	$255,860	$20,226
Secured by other nonfarm nonresidential properties	16,415	292,514	117,946	426,875	290,635	119,825
Other commercial and industrial	42,157	116,749	32,998	191,904	100,122	49,625
Total Commercial	92,468	569,759	266,534	928,761	646,617	189,676

Construction loans – 1 to 4 family residential	40,550	2,852	279	43,681	3,131	-
Other construction and land development	15,669	92,709	16,050	124,428	55,226	53,533
Total Real estate – construction	56,219	95,561	16,329	168,109	58,357	53,533

Closed-end loans secured by 1 to 4 family residential properties	27,792	82,510	295,970	406,272	222,929	155,551
Lines of credit secured by 1 to 4 family residential properties	3,176	34,181	191,347	228,704	624	224,904
Loans secured by 5 or more family residential properties	6,120	24,066	7,412	37,598	23,711	7,767
Total Real estate – mortgage	37,088	140,757	494,729	672,574	247,264	388,222

Credit cards	7,656	-	-	7,656	-	-
Other revolving credit plans	3,227	1,134	4,751	9,112	2,586	3,299
Other consumer loans	1,628	6,782	986	9,396	7,205	563
Total Consumer	12,511	7,916	5,737	26,164	9,791	3,862

All other loans	572	3,022	5,204	8,798	8,225	1
Total Other	572	3,022	5,204	8,798	8,225	1

Total	$198,858	$817,015	$788,533	$1,804,406	$970,254	$635,294

Asset Quality

The Bank considers asset quality to be of primary importance and employs a formal internal loan review process to ensure adherence to its lending policy as approved by its Board of Directors. See “Lending Activities – Loan Approval and Review.” It is the responsibility of each commercial lending officer to assign an appropriate risk grade to every loan they originate. Credit Administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, it is the lending officer’s responsibility to recommend appropriate changes in the borrower’s risk grade.

The following table summarizes, by internally assigned risk grade, the risk grade for loans for which the bank has assigned a risk grade. The remainder of the loan portfolio consists of non risk graded homogeneous types of loans. The following table reflects $57.4 million of PCI loans at December 31, 2014, resulting from the acquisitions of Security Savings on October 1, 2013 and CapStone on April 1, 2014. Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered credit impaired. Loans – excluding PCI at December 31, 2014, includes $121.4 million of risk graded loans from the acquisitions that are not PCI.

Risk Profile by Internally Assigned Risk Grade

(dollars in thousands)

	December 31
	2014					2013
		Special	Sub-				Special	Sub-
Loans – excluding PCI	Pass	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$858,218	$18,578	$12,717	$969	$890,482	$592,221	$30,962	$15,044	$302	$638,529
Real estate – construction	148,226	1,144	88	60	149,518	82,483	8,628	2,288	-	93,399
Real estate – mortgage	99,200	4,794	1,987	-	105,981	84,999	4,243	5,168	-	94,410
Consumer	928	-	-	-	928	-	-	-	-	-
Other	7,646	1,152	-	-	8,798	7,373	-	-	-	7,373
Total	$1,114,218	$25,668	$14,792	$1,029	$1,155,707	$767,076	$43,833	$22,500	$302	$833,711

	December 31
	2014					2013
		Special	Sub-				Special	Sub-
PCI loans	Pass(1)	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$27,766	$5,345	$3,205	$-	$36,316	$5,451	$4,831	$7,031	$135	$17,448
Real estate – construction	2,838	1,248	339	-	4,425	1,568	1,743	731	198	4,240
Real estate – mortgage	11,246	3,811	1,627	-	16,684	2,811	2,361	5,739	499	11,410
Consumer	-	-	-	-	-	2	1	-	-	3
Other	-	-	-	-	-	-	-	-	-	-
Total	$41,850	$10,404	$5,171	$-	$57,425	$9,832	$8,936	$13,501	$832	$33,101

	December 31
	2014					2013
		Special	Sub-				Special	Sub-
Total loans	Pass	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$885,984	$23,923	$15,922	$969	$926,798	$597,672	$35,793	$22,075	$437	$655,977
Real estate – construction	151,064	2,392	427	60	153,943	84,051	10,371	3,019	198	97,639
Real estate – mortgage	110,446	8,605	3,614	-	122,665	87,810	6,604	10,907	499	105,820
Consumer	928	-	-	-	928	2	1	-	-	3
Other	7,646	1,152	-	-	8,798	7,373	-	-	-	7,373
Total	$1,156,068	$36,072	$19,963	$1,029	$1,213,132	$776,908	$52,769	$36,001	$1,134	$866,812

(1)	PCI loans in the Pass category are in the pre-watch risk grade, which is the lowest risk grade in the Pass category.

Allocation of Allowance for Credit Losses(1)

(dollars in thousands)

	December 31
	2014		2013		2012		2011		2010
		% Of		% Of		% Of		% Of		% Of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$11,155	50.4%	$11,480	46.8%	$12,314	46.2%	$16,366	56.7%	$14,788	51.4%
Real estate – construction	1,984	9.0	2,027	8.2	2,058	7.7	2,834	9.8	4,243	14.8
Real estate – mortgage	8,459	38.3	10,479	42.7	11,673	43.8	8,669	30.1	8,483	29.5
Consumer	421	1.9	469	1.9	466	1.8	898	3.1	1,202	4.2
Other	93	0.4	95	0.4	119	0.5	77	0.3	36	0.1
Total	$22,112	100.0%	$24,550	100.0%	$26,630	100.0%	$28,844	100.0%	$28,752	100.0%

(1)	The allowance for credit losses has been allocated on an approximate basis. The allocation is not necessarily indicative of future losses.

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

Loss – These loans are considered uncollectible and will be charged off immediately. These loans may have some recovery or salvage value but can no longer be considered active assets.

The process of determining the allowance for credit losses is driven by the risk grade system and the loss experience on non risk graded homogeneous types of loans. The allowance for credit losses represents management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio. In determining the allowance for credit losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral and economic conditions in the Bank’s market areas. For loans determined to be impaired, the impairment is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral, less selling and other handling costs, for collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments about information available to them at the time of their examinations. Loans are charged off when in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.

Management believes the allowance for credit losses of $22.1 million at December 31, 2014 is adequate to cover inherent losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that credit losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting future operating results of the Bank.

The following table presents an analysis of the changes in the allowance for credit losses.

Analysis of Allowance for Credit Losses

(dollars in thousands)

	Beginning	Charge			Ending
	Balance	Offs	Recoveries	Provision	Balance
December 31, 2014
Loans – excluding PCI
Commercial	$11,480	$1,411	$1,368	$(282)	$11,155
Real estate – construction	2,027	427	894	(510)	1,984
Real estate – mortgage	10,479	4,607	1,433	1,154	8,459
Consumer	469	868	356	464	421
Other	95	-	36	(38)	93
Total	$24,550	$7,313	$4,087	$788	$22,112

PCI loans
Commercial	$-	$62	$-	$62	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	33	-	33	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$95	$-	$95	$-

Total loans
Commercial	$11,480	$1,473	$1,368	$(220)	$11,155
Real estate – construction	2,027	427	894	(510)	1,984
Real estate – mortgage	10,479	4,640	1,433	1,187	8,459
Consumer	469	868	356	464	421
Other	95	-	36	(38)	93
Total	$24,550	$7,408	$4,087	$883	$22,112

December 31, 2013
Loans – excluding PCI
Commercial	$12,314	$2,212	$1,260	$118	$11,480
Real estate – construction	2,058	1,308	496	781	2,027
Real estate – mortgage	11,673	3,552	1,544	814	10,479
Consumer	466	1,116	389	730	469
Other	119	338	66	248	95
Total	$26,630	$8,526	$3,755	$2,691	$24,550

PCI loans
Commercial	$-	$-	$-	$-	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$-	$-	$-	$-

Total loans
Commercial	$12,314	$2,212	$1,260	$118	$11,480
Real estate – construction	2,058	1,308	496	781	2,027
Real estate – mortgage	11,673	3,552	1,544	814	10,479
Consumer	466	1,116	389	730	469
Other	119	338	66	248	95
Total	$26,630	$8,526	$3,755	$2,691	$24,550

December 31, 2012
Commercial	$16,366	$17,306	$879	$12,375	$12,314
Real estate – construction	2,834	8,774	423	7,575	2,058
Real estate – mortgage	8,669	13,337	766	15,575	11,673
Consumer	898	1,191	314	445	466
Other	77	3	122	(77)	119
Total	$28,844	$40,611	$2,504	$35,893	$26,630

December 31, 2011
Commercial	$14,788	$5,045	$495	$6,128	$16,366
Real estate – construction	4,243	3,985	534	2,042	2,834
Real estate – mortgage	8,483	6,822	443	6,565	8,669
Consumer	1,202	1,358	362	692	898
Other	36	1,387	70	1,358	77
Total	$28,752	$18,597	$1,904	$16,785	$28,844

December 31, 2010
Commercial	$17,374	$9,052	$1,370	$5,096	$14,788
Real estate – construction	6,157	5,379	80	3,385	4,243
Real estate – mortgage	10,383	7,260	270	5,090	8,483
Consumer	1,871	2,829	647	1,513	1,202
Other	58	6,200	10	6,168	36
Total	$35,843	$30,720	$2,377	$21,252	$28,752

	As of or for the Years Ended
	December 31
	2014	2013	2012	2011	2010
Average loans held for investment	$1,665,969	$1,243,269	$1,168,840	$1,267,601	$1,398,474
Loans held for investment at December 31	1,804,406	1,416,703	1,155,421	1,200,070	1,332,928
Net chargeoffs of loans to average loans held for investment	0.20%	0.38%	3.26%	1.32%	2.03%
Allowance to loans held for investment	1.23%	1.73%	2.30%	2.40%	2.16%
Allowance to nonperforming loans	306.60%	261.23%	124.93%	71.18%	56.87%

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

Qualitative factors. Some of the qualitative factors considered by management when determining the appropriate level of the allowance for credit losses include: changes in lending policies and procedures, including underwriting standards and collection, charge off and recovery practices; the national and local economic and business conditions, including condition of various market segments; the nature and volume of the portfolio; the experience, ability and depth of lending management and staff; the volume, severity and trends of past due and classified loans and the volume of nonaccruals, TDRs and other loan modifications; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and the effects of external factors, such as competition and legal and regulatory requirements. In addition, economic conditions may be different than they appear, or qualitative factors estimating the impact of changes in lending staff personnel may be misstated.

Specific impairment. Management evaluates significant loans that are on nonaccrual or otherwise deemed impaired on an individual basis for impairment. The specific allowance is calculated based upon a review of these loans and the estimated losses at the balance sheet date. At December 31, 2014 and 2013, the recorded investment in loans specifically identified and evaluated for impairment was approximately $4.2 million and $5.9 million, respectively and the specific allowance for credit losses associated with those loans was approximately $905,000 and $772,000, respectively.

Provision for credit losses. The 2014 provision for credit losses totaled $883,000, compared to $2.7 million in 2013. As of December 31, 2014, nonperforming assets totaled $10.3 million, comprised of $7.2 million in nonperforming loans and $3.1 million in real estate acquired in settlement of loans. Those figures compare to $17.0 million in nonperforming assets, comprised of $9.4 million in nonperforming loans and $7.6 million in real estate acquired in settlement of loans, at the end of 2013. Net chargeoffs decreased in 2014 to $3.3 million, or 0.20% of average loans held for investment, compared with $4.8 million, or 0.38% of average loans held for investment, in the prior year. At December 31, 2014 and 2013 the allowance for credit losses as a percentage of year end loans (excluding loans held for sale) was 1.23% and 1.73%, respectively. At December 31, 2014 and 2013 the allowance for credit losses as a percentage of loans excluding PCI loans and loans held for sale was 1.28% and 1.80%, respectively. The allowance for credit losses as a percentage of nonperforming loans was 306.60% at year end 2014, compared to 261.23% at year end 2013.

Nonperforming Assets

(dollars in thousands)

	At December 31
	2014	2013	2012	2011	2010
Commercial nonaccrual loans, not restructured	$1,620	$2,542	$11,119	$15,773	$23,453
Commercial nonaccrual loans, restructured	-	294	1,788	7,489	11,190
Non-commercial nonaccrual loans	3,476	4,071	4,605	9,852	8,537
Total nonaccrual loans	5,096	6,907	17,512	33,114	43,180
Troubled debt restructurings, accruing	2,116	2,491	3,804	7,406	7,378
Total nonperforming loans	7,212	9,398	21,316	40,520	50,558
Real estate acquired in settlement of loans	3,057	7,620	5,355	30,587	26,718
Total nonperforming assets	$10,269	$17,018	$26,671	71,107	$77,276
Restructured loans, performing(1)	$1,151	$2,166	$1,220	$4,888	$-
Nonperforming loans to loans held for investment at end of year	0.40%	0.66%	1.84%	3.38%	4.01%
Nonperforming assets to total assets at end of year	0.41%	0.87%	1.56%	4.10%	4.27%

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

The Bank’s policy for impaired loan accounting subjects all loans to impairment recognition; however, loans with total credit exposure of less than $500,000 are not evaluated on an individual basis for level of impairment. The Bank generally considers loans 90 days or more past due, all nonaccrual loans and all troubled debt restructured (“TDR”) loans to be impaired. All TDR loans are evaluated on an individual basis for level of impairment. Loans specifically identified and evaluated for impairment totaled $4.2 million and $5.9 million at December 31, 2014 and December 31, 2013, respectively, as summarized in the following tables (dollars in thousands):

	Impaired Loans
		Unpaid		Average	Interest
	Recorded	Principal	Specific	Recorded	Income
	Balance	Balance	Allowance	Investment	Recognized
At December 31, 2014
Loans without a specific valuation allowance
Commercial	$283	$283	$-	$342	$22
Real estate – construction	453	453	-	480	32
Real estate – mortgage	361	381	-	454	36
Consumer	17	17	-	18	1
Total	1,114	1,134	-	1,294	91

Loans with a specific valuation allowance
Commercial	1,087	1,194	588	1,409	78
Real estate – construction	148	148	53	186	11
Real estate – mortgage	1,878	1,878	264	1,913	71
Consumer	-	-	-	-	-
Total	3,113	3,220	905	3,508	160

Total impaired loans
Commercial	1,370	1,477	588	1,751	100
Real estate – construction	601	601	53	666	43
Real estate – mortgage	2,239	2,259	264	2,367	107
Consumer	17	17	-	18	1
Total	$4,227	$4,354	$905	$4,802	$251

	Impaired Loans
		Unpaid		Average	Interest
	Recorded	Principal	Specific	Recorded	Income
	Balance	Balance	Allowance	Investment	Recognized
At December 31, 2013
Loans without a specific valuation allowance
Commercial	$1,210	$1,246	$-	$1,261	$30
Real estate – construction	480	480	-	514	34
Real estate – mortgage	338	369	-	358	7
Consumer	-	-	-	-	-
Total	2,028	2,095	-	2,133	71

Loans with a specific valuation allowance
Commercial	738	846	68	747	42
Real estate – construction	152	152	8	189	12
Real estate – mortgage	2,961	2,961	696	3,025	107
Consumer	-	-	-	-	-
Total	3,851	3,959	772	3,961	161

Total impaired loans
Commercial	1,948	2,092	68	2,008	72
Real estate – construction	632	632	8	703	46
Real estate – mortgage	3,299	3,330	696	3,383	114
Consumer	-	-	-	-	-
Total	$5,879	$6,054	$772	$6,094	$232

Investment Activities

Our investment portfolio plays a primary role in the management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. In 2014, the securities portfolio generated approximately 16.9% of our interest income and served as a necessary source of liquidity.

Management attempts to deploy investable funds into instruments that are expected to increase the overall return of the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of credit, interest rate and liquidity risk, as well as capital usage and risk.

The following tables present the carrying values, fair values, unrealized gains and losses, and weighted average yields and durations of our investment portfolio at December 31, 2014, 2013 and 2012, as well as the interval of maturities or repricings at December 31, 2014.

Investment Securities

(dollars in thousands)

	December 31, 2014		December 31, 2013		December 31, 2012
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities	$-	$-	$-	$-	$10,000	$10,000
U.S. government agency securities	82,371	80,565	77,823	71,341	67,090	67,037
Agency mortgage backed securities	73,653	76,260	46,656	48,054	21,607	23,760
Collateralized mortgage obligations	10,492	10,709	6,611	6,774	10,417	10,668
Commercial mortgage backed securities	33,646	34,825	38,367	39,388	43,046	45,282
Corporate bonds	152,253	155,389	105,772	109,266	150,589	155,487
Covered bonds	54,960	56,929	49,937	52,628	44,924	48,618
Subordinated debt issues	14,000	14,033	5,000	5,000	-	-
State and municipal obligations	35,081	36,347	16,985	16,750	17,978	18,712
Total debt securities	456,456	465,057	347,151	349,201	365,651	379,564
Equity securities	32,750	32,955	17,660	17,787	13,460	14,251
Total securities	$489,206	$498,012	$364,811	$366,988	$379,111	$393,815

Investment securities at December 31 consisted of the following (dollars in thousands):

Securities Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield		Average Duration(1)
2014:
U.S. government agency securities	$49,599	$-	$(1,485)	$48,114	2.05%		6.80
Agency mortgage backed securities	19,314	1,255	-	20,569	3.78		3.46
Collateralized mortgage obligations	10,492	217	-	10,709	3.81		3.72
Commercial mortgage backed securities	33,646	1,179	-	34,825	3.40		2.62
Corporate bonds	128,798	3,612	(535)	131,875	3.78		3.50
Covered bonds	49,976	2,017	(73)	51,920	3.49		1.98
State and municipal obligations	33,930	1,204	(4)	35,130	5.17	(2)	3.75
Total debt securities	325,755	9,484	(2,097)	333,142	3.58	(2)	3.71
Federal Home Loan Bank stock	17,712	-	-	17,712
Federal Reserve Bank stock	5,702	-	-	5,702
Other equity securities	9,336	361	(156)	9,541
Total	$358,505	$9,845	$(2,253)	$366,097

2013:
U.S. government agency securities	$49,094	$-	$(4,562)	$44,532	2.07%		7.67
Agency mortgage backed securities	14,217	1,261	-	15,478	5.09		2.83
Collateralized mortgage obligations	6,611	163	-	6,774	5.63		2.60
Commercial mortgage backed securities	38,367	1,123	(102)	39,388	3.32		3.36
Corporate bonds	105,772	4,066	(572)	109,266	3.83		4.13
Covered bonds	49,937	2,924	(233)	52,628	3.49		2.90
State and municipal obligations	15,836	161	(301)	15,696	6.46	(2)	7.94
Total debt securities	279,834	9,698	(5,770)	283,762	3.65	(2)	4.55
Federal Home Loan Bank stock	9,988	-	-	9,988
Other equity securities	7,672	596	(469)	7,799
Total	$297,494	$10,294	$(6,239)	$301,549

Securities Held to Maturity

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Yield		Average Duration(1)
2014:
U.S. government agency securities	$32,772	$95	$(416)	$32,451	2.16%		4.75
Agency mortgage backed securities	54,339	1,352	-	55,691	2.58		4.43
Corporate bonds	23,455	123	(64)	23,514	2.72		4.19
Covered bonds	4,984	25	-	5,009	2.08		3.92
Subordinated debt issues	14,000	50	(17)	14,033	6.26		9.35
State and municipal obligations	1,151	66	-	1,217	4.28	(2)	7.60
Total	$130,701	$1,711	$(497)	$131,915	2.89	(2)	5.00

2013:
U.S. government agency securities	$28,729	$-	$(1,920)	$26,809	2.13%		6.73
Agency mortgage backed securities	32,439	171	(34)	32,576	2.64		5.90
Subordinated debt issues	5,000	-	-	5,000	7.63		9.61
State and municipal obligations	1,149	-	(95)	1,054	4.25	(2)	13.58
Total	$67,317	$171	$(2,049)	$65,439	2.81	(2)	6.66

(1) Average remaining duration to maturity, in years.

(2) Fully taxable-equivalent basis.

Investment Securities Portfolio Maturity Schedule

(dollars in thousands)

	At December 31, 2014
		Weighted
	Market	Average
	Value	Yield(1)
U. S. government agencies and mortgage backed obligations:
Within one year	$503	0.21%
One to five years	12,381	1.92
Five to ten years	71,516	2.26
After ten years	117,959	3.07

Total	202,359	2.69

State and municipal obligations:
Within one year	-	-
One to five years	1,268	6.37
Five to ten years	7,246	3.59
After ten years	27,833	5.48

Total	36,347	5.13

Corporate bonds, covered bonds and subordinated debt issues:
Within one year	20,678	2.96
One to five years	135,905	3.58
Five to ten years	69,768	4.22
After ten years	-	-

Total	226,351	3.72

Total debt securities	$465,057	3.38%

(1)	The yield related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%.

See also Note 4 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

Information about the Company’s off-balance sheet risk exposure is presented in Note 11 and Note 22 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

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

The preparation of the financial information contained in this Annual Report on Form 10-K requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s management evaluates these estimates on an ongoing basis. Business combinations and the acquisition method of accounting are discussed in Note 2 of the Notes to Consolidated Financial Statements. A summary of the allowance for credit losses, the most complex and subjective accounting policy of the Company, is discussed under the heading “Lending Activities” as well as in Note 5 of the Notes to Consolidated Financial Statements. Income taxes and any required valuation allowance against deferred tax assets are discussed in Note 10 of the Notes to Consolidated Financial Statements.

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

Business combinations and method of accounting for loans acquired

We account for acquisitions under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, and liabilities assumed, are recorded at fair value. No allowance for credit losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

The acquired loans were segregated between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration since origination based on such factors as past due status, nonaccrual status and credit risk ratings. Acquired credit-impaired loans (PCI loans) are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants ("AICPA") Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans. Loans acquired in business combinations with evidence of credit deterioration are considered impaired. Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance. Certain acquired loans, such as acquired performing loans and lines of credit (consumer and commercial) are accounted for in accordance with FASB ASC Topic 310-20, where the discount is accreted through earnings based on estimated cash flows over the estimated lives of the loans.

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

The Company’s allowance for credit losses methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for credit losses at each reporting date. Quantitative factors include our historical loss experience, delinquency and chargeoff trends, collateral values, changes in the level of nonperforming loans and other factors. Qualitative factors include the economic condition of our operating markets, composition of the loan portfolio and the state of certain industries. Specific changes in the risk factors are based on actual loss experience, as well as perceived risk of similar groups of loans classified by collateral type, purpose and term. An internal one-year and five-year loss history are also incorporated into the allowance calculation model. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in North Carolina.

Allowance for credit losses for acquired loans

Subsequent to the acquisition date, decreases in cash flows expected to be received on FASB ASC Topic 310-30 acquired loans from the Company's initial estimates are recognized as impairment through the provision for credit losses. In pools where impairment has already been recognized, an increase in cash flows will result in a reversal of prior impairment. Probable and significant increases in cash flows (in a loan pool where an allowance for acquired credit losses was previously recorded) reduces the established allowance for that pool for acquired credit losses before recalculating the amount of accretable yield percentage for the loan pool in accordance with ASC 310-30. The increase in yield is recognized as interest income prospectively.

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

Income taxes and deferred tax assets

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including available for sale securities, allowance for credit losses, writedowns of real estate acquired in settlement of loans, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, and pension plan and post retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded in situations where it is "more likely than not" that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return for the Company and the Bank. In addition, we evaluate the need for income tax reserves related to uncertain income tax positions but had no such reserves at December 31, 2014 or 2013.

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

Earnings Simulation Modeling. Net income is affected by changes in the level of interest rates, the shape of the yield curve and the general market pressures affecting current market interest rates at the time of simulation. Many interest rate indices do not move uniformly, creating certain disunities between them. For example, the spread between a 30 day prime-based asset and a 30 day FHLB of Atlanta advance may not be uniform over time. The earnings simulation model projects changes in net interest income caused by the effect of changes in interest rates on interest-earning assets and interest-bearing liabilities. Simulation results are measured as a percentage change in net interest income compared to the static-rate or “base case” scenario. The model uses the Company’s current balance sheet, but considers decreases in asset and liability volumes based on prepayment assumptions as well as rate changes. Rate changes are modeled gradually over a 12 month period, referred to as a “rate ramp,” and instantaneously, referred to as a “rate shock.” The model projects only changes in interest income and expense and does not project changes in noninterest income, noninterest expense, provision for credit losses or the impact of changing tax rates. At December 31, 2014, net interest income simulation showed a negative 0.76% change from the base case in a 200 basis point ramped rising rate environment and a negative 0.72% change from the base case in a 100 basis point ramped declining rate environment while showing a negative 2.24% change from the base case in a 200 basis point shocked rising rate environment and a negative 3.23% change from the base case in a 100 basis point shocked declining rate environment.

The following tables summarize the results of the Company’s income simulation model as of December 31, 2014.

	“Rate Ramp”
	Change in Net Interest Income
	Year 1	Year 2
Change in Market Interest Rates:
200 basis point “ramped" increase	(0.76)%	(0.67)%
Base case – no change	-	(1.27)%
100 basis point “ramped” decrease	(0.72)%	(7.02)%

	“Rate Shock”
	Change in Net Interest Income
	Year 1	Year 2
Change in Market Interest Rates:
200 basis point “shocked” increase	(2.24)%	0.99%
Base case – no change	-	(1.27)%
100 basis point “shocked” decrease	(3.23)%	(9.27)%

The projected changes in net interest income are within the Board of Directors’ guidelines in a 200 basis point increasing or 100 basis point decreasing interest rate environment; however, management continually monitors signs of elevated risks and takes certain actions to limit these risks.

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

The following is a summary of the results of the report compiled by the Company’s outside consultant using data and assumptions management provided as of December 31, 2014.

	Estimated Change in Net Portfolio Value
	Amount in 000s	Percent
Change in Market Interest Rates:
200 basis point increase	$(18,208)	(7.51)%
Base case – no change	-	-
100 basis point decrease	$(15,174)	(6.26)%

The preceding table indicates that, at December 31, 2014, in the event of a 200 basis point increase in prevailing market interest rates, NPV would be expected to decrease by $18.2 million, or 7.51% of the base case scenario value of $242.6 million. In the event of a decrease in prevailing market rates of 100 basis points, NPV would be expected to decline by $15.2 million, or 6.26% of the base case scenario value. The projected changes in NPV are within the Board of Directors’ guidelines in a 200 basis point increasing or 100 basis point decreasing interest rate environment; however, management continually monitors signs of elevated risks and takes certain actions to limit these risks.

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

Over the past several years, the Company’s balance sheet has been consistently slightly “asset sensitive,” i.e. should interest rates decline, the Company’s assets will reprice faster than its liabilities, resulting in a declining net interest margin and less net interest income. In order to mitigate its exposure in the event the interest rate curve flattens over the next three years, in August and November, 2014, the Bank entered into interest rate swaps totaling $100 million notional amount that qualify as cash flow hedges under GAAP. These are designated as cash flow hedges of the interest rate risk associated with the benchmark rate of the 30-day LIBOR attributable to the forecasted interest payments received from the 30-day LIBOR loan portfolio and investment securities (the hedged forecasted transaction). For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated statements of income. The Bank’s interest rate swaps have been fully effective since inception. Changes in the fair value of the interest rate swaps, therefore, have had no impact on net income. In addition, as of December 31, 2014, the Bank had two other interest rate swap contracts that were classified as non-designated hedges executed with commercial borrowers to allow the customers to pay a fixed rate of interest to the Bank. These interest rate swaps were simultaneously hedged by executing offsetting interest rate swaps with a derivatives dealer to mitigate the net risk exposure to the Bank resulting from the transactions and allow the Bank to receive a variable rate of interest. (See Note 22 of the Notes to Consolidated Financial Statements.)

Interest Sensitivity Analysis

At December 31, 2014

(dollars in thousands, except ratios)

	1 – 90 Day Sensitive	91 – 365 Day Sensitive	Total Sensitive Within One Year	Total Sensitive Over One Year	Total

Interest earning assets:
Loans (excluding held for sale), net of unearned income	$532,540	$177,598	$710,138	$1,094,268	$1,804,406
U. S. government agencies and mortgage backed obligations(1)	503	-	503	199,659	200,162
State and municipal obligations(1)	-	-	-	35,081	35,081
Corporate bonds, covered bonds and subordinated debt issues (1)	23,982	9,965	33,947	187,266	221,213
Other investment securities(1)	4,936	-	4,936	27,814	32,750
Investment certificates of deposit	292	7,119	7,411	8,221	15,632
Overnight funds	1,499	-	1,499	-	1,499
Total interest earning assets	563,752	194,682	758,434	1,552,309	2,310,743

Interest bearing liabilities:
NOW	509,450	-	509,450	-	509,450
MMI	386,733	-	386,733	-	386,733
Savings	67,639	-	67,639	-	67,639
Time deposits	227,100	239,009	466,109	83,306	549,415
Federal funds purchased	29,500		29,500		29,500
FHLB borrowings	250,700	96,000	346,700	-	346,700
Wholesale repurchase agreements	-	-	-	21,000	21,000
Subordinated debt	-	-	-	15,500	15,500
Junior subordinated notes	25,774	-	25,774	-	25,774
Total interest bearing liabilities	1,496,896	335,009	1,831,905	119,806	1,951,711

Interest sensitivity gap	$(933,144)	$(140,327)	$(1,073,471)	$1,432,503	$359,032

Ratio of interest sensitive assets to liabilities	0.38	0.58	0.41	12.96	1.18

(1) At amortized cost.

The measurement of the Company’s interest rate sensitivity, or “gap,” is a technique traditionally used in asset/liability management. The interest sensitivity gap is the difference between repricing assets and repricing liabilities for a particular time period. The table, “Interest Sensitivity Analysis,” indicates a ratio of rate sensitive assets to rate sensitive liabilities within one year at December 31, 2014, to be 0.41. This ratio indicates that a larger balance of liabilities, compared to assets, could potentially reprice during the upcoming 12 month period. Included in rate sensitive liabilities are certain deposit accounts (Negotiable Order of Withdrawal (“NOW”), Money Market Investment (“MMI”), and savings) that are subject to immediate withdrawal and repricing. These balances are presented in the category that management believes best identifies their actual repricing patterns. The overall risk to net interest income is also influenced by the Bank’s level of variable rate loans. These are loans with a contractual interest rate tied to an interest rate index, such as the prime rate. A portion of these loans may reprice on multiple occasions during a one-year period due to changes in the underlying interest rate index. Approximately 41.9% of the total loan portfolio at December 31, 2014 had a variable interest rate and reprices in accordance with the underlying rate index subject to terms of individual note agreements.

The table, “Market Sensitive Financial Instruments Maturities,” presents the Company’s financial instruments that are considered to be sensitive to changes in interest rates, categorized by contractual maturities, average interest rates and estimated fair values as of December 31, 2014.

Market Sensitive Financial Instruments Maturities

(dollars in thousands)

	Contractual Maturities as of December 31, 2014
	2015	2016	2017	2018	2019	After Five Years	Total

Financial assets:
Debt securities at amortized cost	$20,960	$39,966	$36,052	$3,778	$66,447	$289,253	$456,456
Loans:
Fixed rate	77,447	75,849	142,014	185,631	181,104	385,656	1,047,701
Variable rate	121,411	38,745	38,852	77,690	77,130	402,877	756,705
Total	$219,818	$154,560	$216,918	$267,099	$324,681	$1,077,786	$2,260,862

Financial liabilities:
NOW	$509,450	$-	$-	$-	$-	$-	$509,450
MMI	386,733	-	-	-	-	-	386,733
Savings	67,639	-	-	-	-	-	67,639
Time deposits	463,714	55,703	13,052	12,341	4,580	25	549,415
Federal funds purchased	29,500	-	-	-	-	-	29,500
FHLB borrowing	273,500	73,200	-	-	-	-	346,700
Wholesale repurchase Agreements	-	21,000	-	-	-	-	21,000
Subordinated debt	-	-	-	-	-	15,500	15,500
Junior subordinated notes	-	-	-	-	-	25,774	25,774
Total	$1,730,536	$149,903	$13,052	$12,341	$4,580	$41,299	$1,951,711

Market Sensitive Financial Instruments Maturities (continued)

(dollars in thousands)

	Average Interest Rate	Estimated Fair Value

Financial assets:
Debt and equity securities	3.32%	$498,012
Loans:
Fixed rate	4.52	1,027,980
Variable rate	3.69	756,497
Total loans		1,784,477

Total		$2,282,489

Financial liabilities:
NOW	0.23	$509,450
MMI	0.22	386,733
Savings	0.05	67,639
Time deposits	0.46	551,184
Total interest-bearing deposits		1,515,006

Federal funds purchased	0.74	29,500
FHLB borrowing	0.27	346,712
Wholesale repurchase agreements	4.03	22,252
Subordinated debt	7.25	15,978
Junior subordinated notes	1.71	12,515
Total		$1,942,200
62

Item 8.	Financial Statements and Supplementary Data

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

Quarterly Financial Data

(dollars in thousands, except per share data)

2014	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

Interest income	$23,250	$22,379	$22,123	$18,064
Interest expense	1,946	1,903	1,868	1,428

Net interest income	21,304	20,476	20,255	16,636
Provision for credit losses	50	89	600	144

Net interest income after provision for credit losses	21,254	20,387	19,655	16,492
Noninterest income	4,077	4,104	4,206	4,326
Noninterest expense	18,608	16,588	22,043	15,467

Income before income taxes	6,723	7,903	1,818	5,351
Income tax expense	2,458	2,804	657	1,900

Net income	4,265	5,099	1,161	3,451
Dividends and accretion on preferred stock	-	-	-	(337)
Net income available to common shareholders	$4,265	$5,099	$1,161	$3,114
Income per common share:
Basic	$0.11	$0.14	$0.03	$0.11
Diluted	$0.11	$0.14	$0.03	$0.11

2013	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

Interest income	$18,547	$17,142	$16,706	$16,424
Interest expense	1,634	1,346	1,296	1,367

Net interest income	16,913	15,796	15,410	15,057
Provision for credit losses	642	33	1,037	979

Net interest income after provision for credit losses	16,271	15,763	14,373	14,078
Noninterest income	4,069	4,497	4,215	4,673
Noninterest expense	18,390	14,411	13,563	14,020

Income before income taxes	1,950	5,849	5,025	4,731
Income tax expense (benefit)	524	2,861	(6,601)	-

Net income	1,426	2,988	11,626	4,731
Dividends and accretion on preferred stock	(237)	(208)	(679)	(730)
Net income available to common shareholders	$1,189	$2,780	$10,947	$4,001
Income per common share:
Basic	$0.04	$0.10	$0.38	$0.19
Diluted	$0.04	$0.10	$0.38	$0.13
63

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

NewBridge Bancorp

We have audited the accompanying consolidated balance sheets of NewBridge Bancorp and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewBridge Bancorp and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NewBridge Bancorp and Subsidiary’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2015, expressed an unqualified opinion thereon.

/s/ DIXON HUGHES GOODMAN LLP

Raleigh, North Carolina

March 12, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

NewBridge Bancorp

We have audited NewBridge Bancorp and Subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, the Company acquired CapStone Bank (CapStone) on April 1, 2014, and management excluded from its assessment of internal control over financial reporting as of December 31, 2014 CapStone’s internal control over financial reporting associated with 8.4% of consolidated revenue (total interest income and total noninterest income) for the year ended December 31, 2014 and 9.3% of consolidated total assets as of December 31, 2014. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of CapStone.

In our opinion, NewBridge Bancorp and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of NewBridge Bancorp and Subsidiary as of December 31, 2014 and 2013, and for each of the years in the three-year period ended December 31, 2014, and our report dated March 12, 2015, expressed an unqualified opinion thereon.

/s/ DIXON HUGHES GOODMAN LLP

Raleigh, North Carolina

March 12, 2015

NewBridge Bancorp and Subsidiary

Consolidated Balance Sheets

December 31, 2014 and 2013

(dollars in thousands, except per share data)

	2014	2013
Assets
Cash and due from banks	$32,870	$29,598
Interest-bearing bank balances	1,499	3,915
Investment certificates of deposit	15,632	-
Loans held for sale	6,181	3,530
Available for sale investment securities	366,097	301,549
Held to maturity investment securities (market value of $131,915 and $65,439 at December 31, 2014 and December 31, 2013, respectively)	130,701	67,317
Loans	1,804,406	1,416,703
Less allowance for credit losses	(22,112)	(24,550)
Net loans	1,782,294	1,392,153
Premises and equipment	44,822	44,108
Goodwill and other intangible assets	26,679	8,388
Real estate acquired in settlement of loans	3,057	7,620
Bank-owned life insurance	52,891	48,161
Deferred tax assets	33,133	36,779
Other assets	24,376	22,114
Total assets	$2,520,232	$1,965,232

Liabilities
Noninterest-bearing deposits	$319,327	$240,979
NOW deposits	509,450	439,624
Savings and money market deposits	454,372	421,527
Time deposits	549,415	451,866
Total deposits	1,832,564	1,553,996
Federal Home Loan Bank borrowings	346,700	170,000
Other borrowings	91,774	59,774
Accrued expenses and other liabilities	17,839	14,670
Total liabilities	2,288,877	1,798,440

Shareholders’ Equity
Preferred stock – Authorized 30,000,000 shares no par value	-	15,000
Series A preferred stock – Liquidation preference $1,000 per share; issued and outstanding – none at 12/31/14 and 15,000 at 12/31/2013
Common stock	275,615	210,297
Class A, no par value – Authorized 90,000,000 shares; issued and outstanding – 34,008,795 at 12/31/2014 and 25,291,568 at 12/31/2013
Class B, no par value – Authorized 10,000,000 shares; issued and outstanding – 3,186,748 at 12/31/2014 and 12/31/2013
Directors’ deferred compensation plan	(324)	(468)
Accumulated deficit	(43,241)	(56,880)
Accumulated other comprehensive loss	(695)	(1,157)
Total shareholders’ equity	231,355	166,792
Total liabilities and shareholders’ equity	$2,520,232	$1,965,232

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Income

Years ended December 31, 2014, 2013 and 2012

(dollars in thousands, except per share data)

	2014	2013	2012
Interest Income
Interest and fees on loans	$71,230	$56,617	$57,676
Interest on taxable investment securities	13,473	11,434	12,614
Interest on tax-exempt investment securities	995	745	750
Interest-bearing bank balances, investment certificates of deposit and federal funds sold	118	23	40
Total Interest Income	85,816	68,819	71,080

Interest Expense
Deposits	4,000	3,116	5,135
Federal Home Loan Bank borrowings	801	1,195	1,012
Other borrowings	2,344	1,332	1,367
Total Interest Expense	7,145	5,643	7,514

Net Interest Income	78,671	63,176	63,566
Provision for credit losses	883	2,691	35,893
Net interest income after provision for credit losses	77,788	60,485	27,673

Noninterest Income
Retail banking	10,424	10,228	9,739
Wealth management services	2,919	2,570	2,349
Mortgage banking services	870	1,644	2,636
Gain on sales of investment securities	-	736	3
Bank-owned life insurance	1,385	1,429	1,494
Other	1,115	847	667
Total Noninterest Income	16,713	17,454	16,888

Noninterest Expense
Personnel	36,617	32,104	29,354
Occupancy	4,910	4,208	5,171
Furniture and equipment	3,806	3,501	3,335
Technology and data processing	4,727	4,192	4,063
Legal and professional	2,994	2,683	3,029
FDIC insurance	1,602	1,565	1,770
Real estate acquired in settlement of loans	870	(126)	15,726
Acquisition-related	5,081	2,232	-
Other operating	12,099	10,025	9,965
Total Noninterest Expense	72,706	60,384	72,413
Income (Loss) Before Income Taxes	21,795	17,555	(27,852)
Income Tax Expense (Benefit)	7,819	(3,216)	(2,598)
Net Income (Loss)	13,976	20,771	(25,254)
Dividends and accretion on preferred stock	(337)	(1,854)	(2,918)
Net Income (Loss) Available to Common Shareholders	$13,639	$18,917	$(28,172)

Income (Loss) Per Share – Basic	$0.39	$0.71	$(1.80)
Income (Loss) Per Share – Diluted	$0.38	$0.65	$(1.80)

Weighted Average Shares Outstanding
Basic	34,944,660	26,643,820	15,655,868
Diluted	35,466,430	29,070,127	15,655,868

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Comprehensive Income

Years ended December 31, 2014, 2013 and 2012

(dollars in thousands, except per share data)

	2014	2013	2012
Net Income (Loss)	$13,976	$20,771	$(25,254)
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period, net of tax of $1,327, $(3,937) and $5,488, respectively	2,210	(5,975)	8,411
Reclassification adjustment for (gains) losses included in net income, net of tax of $0, $291 and $1, respectively	-	(445)	(2)
Unrealized gains (losses) of cash flow hedges:
Unrecognized holding gains (losses) arising during period, net of tax of $(20), $0 and $0, respectively	(32)	-	-
Reclassification adjustment for (gains) losses included in net income, net of tax of $(81), $0 and $0, respectively	(131)	-	-
Defined benefit pension plans:
Pension obligation, net of tax of $(1,054), $1,660 and $(456), respectively	(1,700)	2,717	(694)
Amortization of net loss, net of tax of $71, $245, and $225, respectively	115	397	340
Adjustment to deferred tax asset resulting from North Carolina State income tax rate reduction	-	(135)	-
Total other comprehensive income (loss)	462	(3,441)	8,055
Comprehensive Income (Loss)	$14,438	$17,330	$(17,199)

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2014, 2013 and 2012

(dollars in thousands, except share data)

								Directors’		Accumulated
	Preferred	Preferred	Preferred	Common Stock				Deferred		Other	Total
	Stock	Stock	Stock	Class A	Class B		Paid-In	Compensation	Accumulated	Comprehensive	Shareholders’
	Series A	Series B	Series C	Shares	Shares	Amount	Capital	Plan	Deficit	Income (Loss)	Equity
Balances at December 31, 2011	$51,789	$-	$-	15,655,868	-	$78,279	$87,190	$(575)	$(47,525)	$(5,771)	$163,387
Net Loss									(25,254)		(25,254)
Change in accumulated other comprehensive income (loss) net of deferred income taxes										8,055	8,055
Preferred stock issued		42,246	14,022								56,268
Expense of stock issuance							(4,090)				(4,090)
Dividends and accretion on preferred stock	300								(2,918)		(2,618)
Stock-based compensation							159				159
Distributions								107			107
Balances at December 31, 2012	$52,089	$42,246	$14,022	15,655,868	-	$78,279	$83,259	$(468)	$(75,697)	$2,284	$196,014
Net Income									20,771		20,771
Change in accumulated other comprehensive income (loss) net of deferred income taxes										(3,441)	(3,441)
Conversion of preferred stock		(42,246)	(14,022)	9,601,262	3,186,748	139,527	(83,259)				-
Expense of stock issuance						(117)					(117)
Redemption of preferred stock	(37,372)								(100)		(37,472)
Dividends and accretion on preferred stock	283								(1,854)		(1,571)
Repurchase of stock warrant						(7,779)					(7,779)
Stock issuance pursuant to restricted stock units				34,438		(78)					(78)
Excess tax benefits from stock-based awards						26					26
Stock-based compensation						439					439
Balances at December 31, 2013	$15,000	$-	$-	25,291,568	3,186,748	$210,297	$-	$(468)	$(56,880)	$(1,157)	$166,792
Net Income									13,976		13,976
Change in accumulated other comprehensive income (loss) net of deferred income taxes										462	462
Redemption of preferred stock	(15,000)										(15,000)
Dividends on preferred stock									(337)		(337)
Acquisition of CapStone Bank				8,075,228		62,264					62,264
Expense of stock issuance						(383)					(383)
Exercise of stock options				628,045		2,598					2,598
Stock issuance pursuant to restricted stock units				13,954		(49)					(49)
Excess tax benefits from stock-based awards						101					101
Stock-based compensation						787					787
Distributions								144			144
Balances at December 31, 2014	$-	$-	$-	34,008,795	3,186,748	$275,615	$-	$(324)	$(43,241)	$(695)	$231,355

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows

Years ended December 31, 2014, 2013 and 2012

(dollars in thousands)

	2014	2013	2012
Cash Flow from operating activities
Net Income (Loss)	$13,976	$20,771	$(25,254)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,228	4,169	3,406
Securities premium amortization and discount accretion, net	601	387	444
(Gain) loss on sale of securities	-	(736)	(3)
Earnings on bank-owned life insurance	(1,385)	(1,429)	(1,494)
Mortgage banking services	(870)	(1,644)	(2,636)
Originations of loans held for sale	(87,205)	(98,322)	(156,880)
Proceeds from sales of loans held for sale	85,424	105,900	157,973
Accretion on acquired loans	(5,660)	(783)	-
Excess tax benefits from stock-based awards	(101)	(26)	-
Deferred income tax expense (benefit)	7,346	(3,292)	(2,532)
Writedowns and losses (gains) on sales of real estate acquired in settlement of loans, net	423	(779)	14,520
Provision for credit losses	883	2,691	35,893
Stock-based compensation	787	439	159
(Increase) decrease in income taxes receivable	293	(102)	(218)
(Increase) decrease in interest earned but not received	(427)	(206)	624
Increase (decrease) in interest accrued but not paid	(120)	(244)	(212)
Net (increase) decrease in other assets	(1,692)	(2,185)	(1,452)
Net increase (decrease) in other liabilities	(112)	(2,111)	1,195
Net cash provided by (used in) operating activities	17,389	22,498	23,533
Cash Flow from investing activities
Cash received from acquisition	6,198	55,205	-
Proceeds from maturities of investment certificates of deposit	2,482	-	-
Purchases of available for sale (“AFS”) securities	(41,632)	(97,693)	(271,293)
Purchases of held to maturity (“HTM”) securities	(69,846)	(66,318)	-
Proceeds from sales of AFS securities	9,045	65,711	6,724
Proceeds from maturities, prepayments and calls of AFS securities	20,168	116,008	222,020
Proceeds from maturities, prepayments and calls of HTM securities	6,546	483	-
Net (increase) decrease in loans	(101,562)	(141,306)	(56,346)
Proceeds from sales of loans	5,974	-	54,440
Purchases of premises and equipment	(2,416)	(2,685)	(3,342)
Proceeds from sales of premises and equipment	1,324	702	1,181
Proceeds from sales of real estate acquired in settlement of loans	6,772	9,163	19,205
Net cash provided by (used in) investing activities	(156,947)	(60,730)	(27,411)
Cash Flow from financing activities
Net increase (decrease) in demand deposits and NOW accounts	65,728	9,865	17,100
Net increase (decrease) in savings and money market accounts	(45,955)	11,122	(43,873)
Net increase (decrease) in time deposits	(13,989)	32,283	(59,410)
Net increase (decrease) in borrowings from FHLB	115,700	12,675	26,300
Net increase (decrease) in other borrowings	32,000	13,000	-
Proceeds from issuance of preferred stock	-	-	56,268
Dividends paid	(337)	(1,571)	(2,618)
Redemption of preferred stock and related expense	(15,000)	(37,472)	-
Repurchase of stock warrant	-	(7,779)	-
Exercise of stock options	2,598	-	-
Cash paid in lieu of issuing shares pursuant to restricted stock units	(49)	(78)	-
Excess tax benefits from stock-based awards	101	26	-
Expense of stock issuance	(383)	(117)	(4,090)
Net cash provided by (used in) financing activities	140,414	31,954	(10,323)
Increase (decrease) in cash and cash equivalents	856	(6,278)	(14,201)
Cash and cash equivalents at the beginning of the years	33,513	39,791	53,992
Cash and cash equivalents at the end of the years	$34,369	$33,513	$39,791

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows (continued)

Years ended December 31, 2014, 2013 and 2012

(dollars in thousands)

	2014	2013	2012

Supplemental disclosures of cash flow information
Cash paid during the years for:
Interest	$7,131	$5,659	$7,726
Income taxes	234	-	250

Supplemental disclosures of noncash transactions
Transfer of loans to real estate acquired in settlement of loans	$2,468	$6,968	$8,492
Unrealized gains/(losses) on securities available for sale:
Change in securities available for sale	3,537	(10,648)	13,897
Change in deferred income taxes	(1,327)	4,228	(5,488)
Change in shareholders’ equity	(2,210)	6,420	(8,409)
Unrealized gain (loss) on cash flow hedges:
Change in fair value of cash flow hedges	(264)	-	-
Change in deferred income taxes	101	-	-
Change in shareholders’ equity	163	-	-
Conversion of preferred stock	-	56,268	-
Acquisition:
Fair value of assets acquired	381,594	208,570	-
Fair value of liabilities assumed	336,730	213,232	-

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 1 – Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of NewBridge Bancorp (the “Company”) and its wholly owned subsidiary NewBridge Bank (the “Bank”). The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States (“GAAP”) and conform to practices within the financial services industry. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of operations

The Bank provides a variety of financial services to individual and corporate clients in North Carolina (“NC”) and South Carolina (“SC”). On October 1, 2013, the Company acquired Security Savings Bank, SSB (“Security Savings”) of Southport, NC, a mutual savings bank with six branches serving Brunswick County. On April 1, 2014, the Company acquired CapStone Bank (“CapStone”), headquartered in Raleigh, NC, with branches in Cary, Clinton, Fuquay-Varina and Raleigh. See Note 2 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K. As of December 31, 2014, the Bank operated 40 branches in Charlotte, Raleigh, the Cape Fear Region and the Piedmont Triad Region of NC. The majority of the Bank’s clients are located in Brunswick, Davidson, Forsyth, Guilford, Mecklenburg, New Hanover, Pender, Rockingham, Sampson, Stokes and Wake Counties. The Bank’s primary deposit products are noninterest-bearing checking accounts, interest-bearing checking accounts, money market accounts, certificates of deposit and individual retirement accounts. Its primary lending products are commercial, real estate and consumer loans.

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

Business combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations.” Under the acquisition method, the acquiring entity in a business combination recognizes all of the acquired assets and assumed liabilities at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including identified intangible assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of income from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.

The acquired assets and assumed liabilities are recorded at estimated fair values. Management makes significant estimates and exercises significant judgment in accounting for business combinations. Management judgmentally assigns risk ratings to loans based on credit quality, appraisals and estimated collateral values, and estimated expected cash flows to measure fair values for loans. Real estate acquired in settlement of loans and acquired premises are valued based upon pending sales contracts and appraised values, adjusted for current market conditions. Core deposit intangibles are valued based on a weighted combination of the income and market approach where the income approach converts anticipated economic benefits to a present value and the market approach evaluates the market in which the asset is traded to find an indication of prices from actual transactions. Management uses quoted or current market prices to determine the fair value of investment securities. Fair values of deposits and borrowings are based on current market interest rates and are inclusive of any applicable prepayment penalties.

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

The Bank is required to maintain certain levels of Federal Home Loan Bank (“FHLB”) of Atlanta stock based on various criteria established by the issuer. Effective September 1, 2014, the Bank became a member of the Federal Reserve System. As a state-chartered Federal Reserve member bank, the Bank’s primary federal regulator is the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). In order to satisfy minimum stock ownership requirements, during the third quarter of 2014, the Bank purchased 76,566 shares of Federal Reserve Bank stock at $50.00 per share, or an aggregate of $3.8 million. During the fourth quarter of 2014, the Bank purchased an additional 37,471 shares of Federal Reserve Bank stock at $50.00 per share, or an aggregate of $1.9 million. Although the Bank pays only $50.00 per share at the time of purchase, the par value of the Federal Reserve Bank stock is $100.00 per share, and the other half of the subscription amount is subject to call at any time.

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

The acquired loans are segregated between those considered to be performing (“acquired performing”) and those with evidence of credit deterioration based on such factors as past due status, nonaccrual status and credit risk ratings. In determining the acquisition date fair value of purchased credit-impaired (“PCI”) loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics within the following loan categories – one to four family residential loans other than junior liens, one to four family residential junior liens, construction and land development, farm land, commercial real estate (nonowner-occupied), commercial real estate (owner-occupied), commercial and industrial, and all other loan categories. Expected cash flows at the acquisition date in excess of the fair value of loans are referred to as the “accretable yield” and is recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, significant increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Accordingly, such loans are not classified as nonaccrual and they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for PCI loans and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference.

The difference between the fair value of an acquired performing loan pool and the expected cash flows at the acquisition date (the “accretable yield”) is accreted into income over the estimated life of the pool. The Company’s policy for determining when to discontinue accruing interest on acquired performing loans and the subsequent accounting for such loans is essentially the same as the policy for originated loans described earlier.

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

Allowance for credit losses

Credit risk is inherent in the business of extending loans and leases to borrowers. Like other financial institutions, the Company must maintain an adequate allowance for credit losses. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the contractual principal or interest will not be collected. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount believed adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluation of the collectability of loans and prior credit loss experience together with other factors. The Company formally re-evaluates and establishes the appropriate level of the allowance for credit losses on a quarterly basis.

The Company’s allowance for credit losses methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for credit losses at each reporting date. Quantitative factors include our historical loss experience, delinquency and chargeoff trends, collateral values, changes in the level of nonperforming loans and other factors. Qualitative factors include the economic condition of our operating markets, composition of the loan portfolio and the state of certain industries. Specific changes in the risk factors are based on actual loss experience, as well as perceived risk of similar groups of loans classified by collateral type, purpose and term. An internal one-year and five-year loss history are also incorporated into the allowance calculation model. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in North Carolina.

While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the Federal Reserve Bank and state bank regulatory agencies, as an integral part of their examination processes, periodically review our subsidiary bank’s allowance for credit losses, and may require us to make additions to our allowance based on their judgment about information available to them at the time of their examinations. Management regularly reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio. The allowance consists of specific and general components. The specific allowance relates to impaired loans that meet the Bank’s criteria for impairment testing. In general, impaired loans include those where interest recognition has been suspended, loans that are more than 90 days delinquent but, because of adequate collateral coverage, income continues to be recognized, and other loans not paying substantially according to the original contract terms. For such loans that meet the Bank’s criteria for impairment testing, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan are lower than the carrying value of that loan, pursuant to FASB ASC 310, “Receivables.” Loans not collateral dependent are evaluated based on the expected future cash flows discounted at the original contractual interest rate. The amount to which the present value falls short of the current loan obligation is established as a reserve for that account or charged off.

Decreases in expected cash flows of PCI loans after the acquisition date are recognized by recording an allowance for credit loss. In pools where impairment has already been recognized, an increase in cash flows will result in a reversal of prior impairment. Management analyzes these acquired loan pools using various assessments of risk to determine and calculate an expected loss. The expected loss is derived using an estimate of a loss given default based upon the collateral type and/or specific review by managment. Trends are reviewed in terms of traditional credit metrics such as accrual status, past due status, and weighted average risk grade of the loans within each of the accounting pools. In addition, the relationship between the change in the unpaid principal balance and change in the fair value mark is assessed to correlate the directional consistency of the expected loss for each pool.

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

Goodwill and other intangible assets

Intangible assets consist of goodwill and core deposit intangibles that result from the acquisition of other banks or branches from other financial institutions. Core deposit intangibles represent the value of long-term deposit relationships acquired in these transactions. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing the reporting unit's estimated fair value to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill assigned to that reporting unit is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment of goodwill assigned to that reporting unit.

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

The Company evaluated the carrying value of goodwill in the fourth quarter of 2014 and concluded that there is no impairment of the recorded goodwill. In conducting this evaluation, it was noted that the aggregate fair value of the Company’s common stock is in excess of the recorded equity of the Company and the ratio of the Company’s stock price to its book value is consistent with that of its peer group of bank holding companies with total assets of $1 - $5 billion. The Company did not evaluate its value based on the acquisition value of comparable financial institutions because the Company’s common stock is trading at a higher multiple of its tangible book value than the average multiple reported in regional transactions during the past year. Should the Company's future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required.

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

Bank-owned life insurance

Bank-owned life insurance is stated at its cash surrender value with changes recorded in other noninterest income. The face amount of the underlying policies’ death benefits was $107.7 million and $102.7 million as of December 31, 2014 and December 31, 2013, respectively, net of split dollar arrangements with the insured individuals. There are no loans outstanding against cash surrender values, and there are no restrictions as to the use of death proceeds.

Employee benefit plans

The Company's defined benefit pension and other post retirement plans are accounted for in accordance with FASB ASC 715, “Compensation – Retirement Benefits,” which requires the Company to recognize the funded status in its statement of financial position. The calculation of the obligations and related expenses under the plans require the use of actuarial valuation methods and assumptions. Actuarial assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment, and the funded status may differ significantly if different assumptions are used. See Note 17 for information regarding the Company’s defined benefit pension and other post retirement benefit plans. The expected costs of the plans are being expensed over the period that employees provide service.

Stock-based compensation

Stock-based compensation expense is calculated on a ratable basis over the vesting periods, which vary by grant, of the related stock options or restricted stock units. This expense had no impact on the Company’s reported cash flows. The stock-based compensation expense is reported under personnel expense in the consolidated statements of income. To determine the amounts recorded in the financial statements, the fair value of each stock option is estimated on the date of the grant using the Black-Scholes-Merton option-pricing model. For restricted stock units, the fair value is considered to be the market price on the date the restricted stock unit is granted.

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

Interest rate swaps

The fair value of the interest rate swaps that qualify as cash flow hedges is included in other liabilities in the consolidated balance sheet. For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated statements of income.

The fair values of interest rate swap derivatives that are classified as non-designated hedges are recorded in other assets and other liabilities on the balance sheet. As these interest rate swaps do not meet hedge accounting requirements, changes in the fair value of these interest rate swaps are recognized directly in earnings.

Other off-balance sheet arrangements

In the ordinary course of business, the Bank enters into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Segment information

Operating segments are components of an enterprise with separate financial information available for use by the chief operating decision maker to allocate resources and to assess performance. The Company has determined that it has one significant operating segment, providing financial services through the Bank, including banking, mortgage, and investment services, to clients located principally in Brunswick, Davidson, Forsyth, Guilford, Mecklenburg, New Hanover, Pender, Rockingham, Sampson, Stokes and Wake Counties in NC, and in the surrounding communities. The various products are those generally offered by community banks, and the allocation of resources is based on the overall performance of the Bank, rather than the individual branches or products.

There are no differences between the measurements used in reporting segment information and those used in the Company’s general-purpose financial statements.

Subsequent events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued.

Recent accounting pronouncements

In January 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” This Update provides guidance on when an in-substance repossession or foreclosure is deemed to occur, which event requires the mortgage loan to be derecognized and the related real estate be recognized. The Update clarifies that an in-substance repossession or foreclosure is deemed to occur upon either (i) a creditor obtaining legal title to the residential real estate or (ii) the borrower conveying all interest in the residential real estate through a deed in lieu of foreclosure (or a similar legal agreement). Creditors must disclose the amount of foreclosed residential real estate held as well as the amount of collateralized loans for which foreclosure is in process. The Update is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Update can be adopted on either a modified retrospective or a prospective method, and early adoption is permitted. This Update will require additional disclosure by the Company but will not otherwise materially affect our financial statements.

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

Reclassification

Certain items for 2013 and 2012 have been reclassified to conform to the 2014 presentation. Such reclassifications had no effect on net income, total assets or shareholders’ equity as previously reported.

Note 2 – Business Combinations and Acquisitions

Acquisition of CapStone Bank

On April 1, 2014, the Company completed its acquisition of CapStone, headquartered in Raleigh, NC, with branches in Cary, Clinton, Fuquay-Varina and Raleigh, pursuant to which CapStone’s shareholders received 2.25 shares of the Company’s Class A common stock for each share of CapStone common stock. The Company issued 8,075,228 shares of Class A common stock (in exchange for 3,589,028 shares of CapStone common stock issued and outstanding as of the closing date) at a price of $7.14 per share, the closing stock price of the Class A common stock on March 31, 2014. The implied value of the consideration received by CapStone shareholders was $16.065 per share of CapStone common stock. The total purchase price was $62.3 million, including the conversion of 617,270 CapStone stock options having a fair value of $4.6 million. No cash was issued in the transaction other than an immaterial amount of cash paid in lieu of fractional shares. The acquisition was a tax-free transaction.

The transaction was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of CapStone, as of April 1, 2014, were recorded at their respective estimated fair values, and the excess of the acquisition consideration over the fair value of CapStone’s net assets was allocated to goodwill. The estimated fair values of assets acquired and liabilities assumed are based on the information available, and the Company believes this information provides a reasonable basis for determining fair values. Management continues to evaluate these fair values, which are subject to revision as more detailed analyses are completed and additional information becomes available; however, no material adjustments are anticipated for the remainder of the one-year measurement period that ends March 31, 2015. Any changes resulting from the evaluation of these or other estimates as of the acquisition date may change the amount of the fair values recorded.

The following table summarizes the allocation of the purchase price to the assets acquired and the liabilities assumed based on their estimated fair values (dollars in thousands, except per share data):

Fair value of assets acquired
Cash	$6,198
Investment certificates of deposit	18,250
Federal funds sold	1,000
Available for sale investment securities	49,357
Loans	292,848
Premises and equipment	3,185
Core deposit intangible	2,490
Real estate acquired in settlement of loans	169
Deferred tax assets	3,740
Other assets	4,357
Total assets acquired	381,594
Fair value of liabilities assumed
Deposits	273,665
Federal Home Loan Bank borrowings	61,268
Accrued expenses and other liabilities	1,797
Total liabilities assumed	336,730
Net assets acquired	$44,864
Purchase price
Shares of common stock issued	8,075,228
Purchase price per share of Class A common stock	$7.14
Class A common stock issued and cash exchanged for fractional shares	57,658
Fair value of converted stock options	4,606
Total purchase price	$62,264
Goodwill	$17,400

During the third quarter of 2014, adjustments of $509,000 were made to deferred tax assets acquired and goodwill. During the fourth quarter of 2014, there was an adjustment of $5,000 made to real estate acquired in settlement of loans and goodwill.

PCI loans acquired totaled $65.8 million at estimated fair value, and acquired performing loans totaled $227.0 million at estimated fair value. The gross contractual amount receivable for PCI loans and acquired performing loans was $84.9 million and $274.8 million, respectively, as of the acquisition date. For the acquired performing loans, the best estimate at acquisition date of contractual cash flows not expected to be collected is $2.5 million.

Goodwill recorded for CapStone represents future revenues to be derived, including efficiencies that will result from combining operations, and other non-identifiable intangible assets. None of the goodwill is expected to be deductible for tax purposes.

Pro forma

The following unaudited table reflects (dollars in thousands) the pro forma total net interest income, noninterest income and net income for the years 2014 and 2013 as though the acquisition of CapStone had taken place on January 1, 2013; the pro forma results are not adjusted for acquisition-related expense, and are not necessarily indicative of the results of operations that would have occurred had the acquisition actually taken place on January 1, 2013, nor of future results of operations.

(unaudited)	2014	2013

Net interest income	$82,399	$77,622
Noninterest income	16,947	23,193
Net income	14,241	28,741

It is not practicable to present the revenue and earnings of CapStone since acquisition because CapStone has not been maintained as a separate accounting entity.

Acquisition of Security Savings Bank, SSB

On October 1, 2013, the Company completed its acquisition of Security Savings, a mutual savings bank, headquartered in Southport, NC. When Security Savings merged with and into the Bank, this acquisition expanded the Bank’s coastal NC presence with the addition of six branches and one loan production office in Brunswick County. No shares were issued or cash exchanged in the transaction. Under the acquisition method, the assets and liabilities of Security Savings, as of the effective date of the acquisition, were recorded at their respective fair values. The estimated fair values of assets acquired and liabilities assumed were based on the information that was available, and the Company believes this information provided a reasonable basis for determining fair values. Management evaluated these fair values, and adjustments were made as more detailed analyses were completed and additional information became available. Changes resulting from the evaluation of these or other estimates as of the acquisition date impacted the amount of the preliminary fair values recorded.

The following table presents the estimated fair value of the assets acquired and the liabilities assumed as of the acquisition date and after subsequent adjustments (dollars in thousands):

	As Reported
	December 31,	Subsequent	As Recorded
	2013	Adjustments	by Company
Fair value of assets acquired:
Cash and cash equivalents	$55,205	$-	$55,205
Investment securities	3,541	-	3,541
Loans held for investment	131,361	-	131,361
Premises and equipment	9,727	(141)	9,586
Real estate acquired in settlement of loans	4,086	(405)	3,681
Deferred tax asset	1,945	1	1,946
Core deposit intangible	1,460	-	1,460
Other assets	1,790	-	1,790
Total assets acquired	209,115	(545)	208,570
Fair value of liabilities assumed:
Deposits	167,939	-	167,939
FHLB borrowings	44,324	-	44,324
Accrued expenses and other liabilities	969	-	969
Total liabilities assumed	213,232	-	213,232
Net assets acquired	$(4,117)	$(545)	$(4,662)
Total purchase price	$-	$-	$-
Goodwill	$4,117	$545	$4,662

PCI loans acquired totaled $60.0 million at estimated fair value, and acquired performing loans totaled $71.4 million at estimated fair value. The gross contractual amount receivable for PCI loans and acquired performing loans was $88.3 million and $104.0 million, respectively, as of the acquisition date. For the acquired performing loans, the best estimate at acquisition date of contractual cash flows not expected to be collected was $1.1 million. Goodwill recorded for Security Savings represents future revenues to be derived, including efficiencies that will result from combining operations, and other non-identifiable intangible assets. The acquisition was a taxable transaction.

Acquisition-related expenses

Acquisition-related expenses during 2014 and 2013 totaled $5.1 million and $2.2 million, respectively, which were recorded as noninterest expense as incurred. The components of acquisition-related expense for 2014 and 2013 are as follows (dollars in thousands):

	2014	2013

Personnel	$1,584	$337
Furniture and equipment	13	22
Technology and data processing	2,700	1,115
Legal and professional	623	456
Marketing	7	11
Stationery, printing and supplies	72	148
Travel, dues and subscriptions	41	71
Other	41	72

Total acquisition-related expense	$5,081	$2,232

Note 3 – Restriction on cash and due from banks

The Bank’s gross reserve requirement with the Federal Reserve Bank was $1.2 million and $1.8 million at December 31, 2014 and December 31, 2013, respectively. Due to vault cash that exceeded the gross reserve requirement, the balance to be maintained with the Federal Reserve Bank was zero at both year ends. Interest-bearing bank balances of $690,000 at December 31, 2014 were pledged as collateral to secure the liability position of interest rate swaps.

Note 4 – Investment securities

Investment securities at December 31 consist of the following (dollars in thousands):

	December 31, 2014 – Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government agency securities	$49,599	$-	$(1,485)	$48,114
Agency mortgage backed securities	19,314	1,255	-	20,569
Collateralized mortgage obligations	10,492	217	-	10,709
Commercial mortgage backed securities	33,646	1,179	-	34,825
Corporate bonds	128,798	3,612	(535)	131,875
Covered bonds	49,976	2,017	(73)	51,920
State and municipal obligations	33,930	1,204	(4)	35,130
Total debt securities	325,755	9,484	(2,097)	333,142
FHLB stock	17,712	-	-	17,712
Federal Reserve Bank stock	5,702	-	-	5,702
Other equity securities	9,336	361	(156)	9,541
Total	$358,505	$9,845	$(2,253)	$366,097

	December 31, 2013 – Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government agency securities	$49,094	$-	$(4,562)	$44,532
Agency mortgage backed securities	14,217	1,261	-	15,478
Collateralized mortgage obligations	6,611	163	-	6,774
Commercial mortgage backed securities	38,367	1,123	(102)	39,388
Corporate bonds	105,772	4,066	(572)	109,266
Covered bonds	49,937	2,924	(233)	52,628
State and municipal obligations	15,836	161	(301)	15,696
Total debt securities	279,834	9,698	(5,770)	283,762
FHLB stock	9,988	-	-	9,988
Other equity securities	7,672	596	(469)	7,799
Total	$297,494	$10,294	$(6,239)	$301,549

	December 31, 2014 – Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government agency securities	$32,772	$95	$(416)	$32,451
Agency mortgage backed securities	54,339	1,352	-	55,691
Corporate bonds	23,455	123	(64)	23,514
Covered bonds	4,984	25	-	5,009
Subordinated debt issues	14,000	50	(17)	14,033
State and municipal obligations	1,151	66	-	1,217
Total	$130,701	$1,711	$(497)	$131,915

	December 31, 2013 – Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government agency securities	$28,729	$-	$(1,920)	$26,809
Agency mortgage backed securities	32,439	171	(34)	32,576
Subordinated debt issues	5,000	-	-	5,000
State and municipal obligations	1,149	-	(95)	1,054
Total	$67,317	$171	$(2,049)	$65,439

The aggregate cost of the Company’s investment in FHLB stock totaled $17.7 million at December 31, 2014. Because of the redemption provisions of this stock, the Company estimates that the fair value equals the cost of this investment and that it is not impaired. The aggregate cost of the Company’s investment in Federal Reserve Bank stock at December 31, 2014 totaled $5.7 million. The Company estimates that the fair value equals the cost of this investment and that it is not impaired.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2014 and 2013. There were 24 available for sale debt securities and 12 held to maturity securities in an unrealized loss position at December 31, 2014, compared to 29 available for sale debt securities and 16 held to maturity securities in an unrealized loss position at December 31, 2013. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. As of December 31, 2014, management of the Company does not have the intent to sell any of the securities classified as available for sale in an unrealized loss position and believes that it is more likely than not that it will not be necessary to sell any such securities before a recovery of cost; therefore, since none of the unrealized losses are material relative to the specific securities and do not relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other-than-temporarily impaired.

There were two available for sale equity securities in an unrealized loss position at December 31, 2014 and 2013. Although those two securities have been in a loss position one year or more at December 31, 2014, they are graded as investment grade by all rating agencies and show no indication that dividend payments or credit of the issuer are at risk. Management does not intend to sell these securities, believes that it is not likely that sales of these securities will be necessary before a recovery of cost and does not consider these securities other-than-temporarily impaired.

2014	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
Investment securities:
U.S. government agency securities	$-	$-	$69,094	$(1,901)	$69,094	$(1,901)
Corporate bonds	47,518	(599)	-	-	47,518	(599)
Covered bonds	-	-	4,909	(73)	4,909	(73)
Subordinated debt issues	8,983	(17)	-	-	8,983	(17)
State and municipal obligations	176	(4)	-	-	176	(4)
Equity securities	-	-	1,741	(156)	1,741	(156)
Total temporarily impaired securities	$56,677	$(620)	$75,744	$(2,130)	$132,421	$(2,750)

2013	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
Investment securities:
U.S. government agency securities	$37,203	$(2,544)	$34,138	$(3,938)	$71,341	$(6,482)
Agency mortgage backed securities	5,439	(34)	-	-	5,439	(34)
Commercial mortgage backed securities	3,134	(84)	1,875	(18)	5,009	(102)
Corporate bonds	19,794	(312)	8,240	(260)	28,034	(572)
Covered bonds	4,745	(233)	-	-	4,745	(233)
State and municipal obligations	7,859	(396)	-	-	7,859	(396)
Equity securities	1,428	(469)	-	-	1,428	(469)
Total temporarily impaired securities	$79,602	$(4,072)	$44,253	$(4,216)	$123,855	$(8,288)

The amortized cost and estimated market value of debt securities at December 31, 2014, by contractual maturities, are shown in the accompanying schedule (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage backed securities have been included in maturity groupings based on the contractual maturity.

	Amortized Cost	Estimated Fair Value

U. S. government agencies and mortgage backed obligations:
Within one year	$502	$503
One to five years	12,441	12,381
Five to ten years	73,050	71,516
After ten years	114,168	117,959

Total	200,161	202,359

State and municipal obligations:
Within one year	-	-
One to five years	1,265	1,268
Five to ten years	7,037	7,246
After ten years	26,779	27,833

Total	35,081	36,347

Corporate bonds, covered bonds and subordinated debt issues:
Within one year	20,458	20,678
One to five years	132,537	135,905
Five to ten years	68,219	69,768
After ten years	-	-

Total	221,214	226,351

Total debt securities	$456,456	$465,057

There were no maturities of held to maturity securities in 2014, 2013 or 2012. A recap of the maturities and sales of available for sale securities follows (dollars in thousands):

	Years Ended December 31
	2014	2013	2012
Proceeds from maturities	$-	$55,465	$131,400
Proceeds from sales	9,045	65,711	6,724
Gross realized gains	-	791	3
Gross realized losses	-	(55)	-

During 2014, CapStone investment securities having a fair value of $9.0 million were sold immediately following the acquisition to reposition the portfolio at no recorded gain or loss. No other investment securities were sold during 2014. During 2013, the Company sold investments with a book value of $65.0 million for a gain of $736,000. Investment securities with a book value of $6.7 million were sold during 2012, for a gain of $3,000.

Principal paydowns on available for sale mortgage backed obligations were $11.3 million, $18.6 million and $29.7 million for 2014, 2013, and 2012, respectively, while principal paydowns on held to maturity mortgage backed obligations were $6.5 million and $483,000 for 2014 and 2013, respectively. Calls of available for sale securities were $2.3 million, $24.7 million and $54.9 million for 2014, 2013, and 2012. There were no calls of held to maturity securities in 2014 or 2013. There were no held to maturity securities in 2012

Investment securities with amortized costs of approximately $170.0 million and $106.2 million and market values of approximately $172.3 million and $101.1 million as of December 31, 2014 and 2013, respectively, were pledged to secure public deposits and for other purposes. The Company has $30.0 million in letters of credit issued by the FHLB of Atlanta, which are used in lieu of securities to pledge against public deposits.

Note 5 – Loans

Loans are summarized in the following table (dollars in thousands) which include $81.0 million at December 31, 2014 of PCI loans resulting from the acquisition of Security Savings on October 1, 2013 and the acquisition of CapStone on April 1, 2014, and $56.0 million at December 31, 2013 of PCI loans resulting from the acquisition of Security Savings; loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered PCI loans:

	December 31, 2014			December 31, 2013
	Loans –			Loans –
	Excluding	PCI	Total	Excluding	PCI	Total
	PCI	Loans	Loans	PCI	Loans	Loans
Secured by owner-occupied nonfarm nonresidential properties	$292,013	$17,969	$309,982	$290,953	$12,023	$302,976
Secured by other nonfarm nonresidential properties	411,107	15,768	426,875	234,355	4,707	239,062
Other commercial and industrial	189,085	2,819	191,904	113,620	782	114,402
Total Commercial	892,205	36,556	928,761	638,928	17,512	656,440

Construction loans – 1 to 4 family residential	42,969	712	43,681	20,582	-	20,582
Other construction and land development	120,612	3,816	124,428	90,575	4,239	94,814
Total Real estate – construction	163,581	4,528	168,109	111,157	4,239	115,396

Closed-end loans secured by 1 to 4 family residential properties	379,646	26,626	406,272	334,127	24,205	358,332
Lines of credit secured by 1 to 4 family residential properties	222,329	6,375	228,704	205,524	7,588	213,112
Loans secured by 5 or more family residential properties	32,611	4,987	37,598	38,735	-	38,735
Total Real estate – mortgage	634,586	37,988	672,574	578,386	31,793	610,179

Credit cards	7,656	-	7,656	7,659	-	7,659
Other revolving credit plans	9,085	27	9,112	8,520	9	8,529
Other consumer loans	7,414	1,982	9,396	7,787	2,462	10,249
Total Consumer	24,155	2,009	26,164	23,966	2,471	26,437

All other loans	8,798	-	8,798	8,251	-	8,251
Total Other	8,798	-	8,798	8,251	-	8,251

Total loans	$1,723,325	$81,081	$1,804,406	$1,360,688	$56,015	$1,416,703

Unamortized deferred loan origination fees and costs were a net cost of $1.3 million at December 31, 2014 and 2013.

As of December 31, 2014 and December 31, 2013, loans totaling approximately $768.9 million and $517.1 million, respectively, were pledged to secure the lines of credit with the FHLB and the Federal Reserve Bank.

Nonperforming assets include nonaccrual loans, restructured loans, and real estate acquired in settlement of loans. Nonperforming assets are summarized as follows (dollars in thousands):

	December 31
	2014	2013
Commercial nonaccrual loans, not restructured	$1,620	$2,542
Commercial nonaccrual loans, restructured	-	294
Non-commercial nonaccrual loans, not restructured	3,471	3,680
Non-commercial nonaccrual loans, restructured	5	391
Total nonaccrual loans	5,096	6,907
Troubled debt restructured, accruing	2,116	2,491
Total nonperforming loans	7,212	9,398
Real estate acquired in settlement of loans	3,057	7,620
Total nonperforming assets	$10,269	$17,018

Restructured loans, performing(1)	$1,151	$2,166
Loans past due 90 days or more and still accruing(2)	$1,534	$2,887

(1) Loans restructured in a previous year without an interest rate concession or forgiveness of debt that are performing in accordance with their modified terms.

(2) Loans past due 90 days or more and still accruing includes $1,463 and $2,834 of PCI loans as of December 31, 2014 and 2013, respectively.

Commitments to lend additional funds to borrowers whose loans have been restructured are not material at December 31, 2014 or 2013.

The aging of loans is summarized in the following tables (dollars in thousands):

Loans – Excluding PCI
December 31, 2014	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$1,366	$-	$1,353	$2,719	$289,294	$292,013
Secured by other nonfarm nonresidential properties	-	-	237	237	410,870	411,107
Other commercial and industrial	1,451	-	30	1,481	187,604	189,085
Total Commercial	2,817	-	1,620	4,437	887,768	892,205

Construction loans – 1 to 4 family residential	-	-	-	-	42,969	42,969
Other construction and land development	66	-	159	225	120,387	120,612
Total Real estate – construction	66	-	159	225	163,356	163,581

Closed-end loans secured by 1 to 4 family residential properties	3,529	35	1,871	5,435	374,211	379,646
Lines of credit secured by 1 to 4 family residential properties	2,578	-	1,301	3,879	218,450	222,329
Loans secured by 5 or more family residential properties	-	-	-	-	32,611	32,611
Total Real estate – mortgage	6,107	35	3,172	9,314	625,272	634,586

Credit cards	93	35	-	128	7,528	7,656
Other revolving credit plans	121	1	102	224	8,861	9,085
Other consumer loans	131	-	43	174	7,240	7,414
Total Consumer	345	36	145	526	23,629	24,155

All other loans	-	-	-	-	8,798	8,798
Total Other	-	-	-	-	8,798	8,798

Total loans	$9,335	$71	$5,096	$14,502	$1,708,823	$1,723,325

PCI Loans
December 31, 2014	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$285	$-	$-	$285	$17,684	$17,969
Secured by other nonfarm nonresidential properties	-	-	-	-	15,768	15,768
Other commercial and industrial	-	13	-	13	2,806	2,819
Total Commercial	285	13	-	298	36,258	36,556

Construction loans – 1 to 4 family residential	-	-	-	-	712	712
Other construction and land development	-	-	-	-	3,816	3,816
Total Real estate – construction	-	-	-	-	4,528	4,528

Closed-end loans secured by 1 to 4 family residential properties	2,394	1,396	-	3,790	22,836	26,626
Lines of credit secured by 1 to 4 family residential properties	380	33	-	413	5,962	6,375
Loans secured by 5 or more family residential properties	-	-	-	-	4,987	4,987
Total Real estate – mortgage	2,774	1,429	-	4,203	33,785	37,988

Credit cards	-	-	-	-	-	-
Other revolving credit plans	-	-	-	-	27	27
Other consumer loans	46	21	-	67	1,915	1,982
Total Consumer	46	21	-	67	1,942	2,009

All other loans	-	-	-	-	-	-
Total Other	-	-	-	-	-	-

Total loans	$3,105	$1,463	$-	$4,568	$76,513	$81,081

Total Loans
December 31, 2014	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$1,651	$-	$1,353	$3,004	$306,978	$309,982
Secured by other nonfarm nonresidential properties	-	-	237	237	426,638	426,875
Other commercial and industrial	1,451	13	30	1,494	190,410	191,904
Total Commercial	3,102	13	1,620	4,735	924,026	928,761

Construction loans – 1 to 4 family residential	-	-	-	-	43,681	43,681
Other construction and land development	66	-	159	225	124,203	124,428
Total Real estate – construction	66	-	159	225	167,884	168,109

Closed-end loans secured by 1 to 4 family residential properties	5,923	1,431	1,871	9,225	397,047	406,272
Lines of credit secured by 1 to 4 family residential properties	2,958	33	1,301	4,292	224,412	228,704
Loans secured by 5 or more family residential properties	-	-	-	-	37,598	37,598
Total Real estate – mortgage	8,881	1,464	3,172	13,517	659,057	672,574

Credit cards	93	35	-	128	7,528	7,656
Other revolving credit plans	121	1	102	224	8,888	9,112
Other consumer loans	177	21	43	241	9,155	9,396
Total Consumer	391	57	145	593	25,571	26,164

All other loans	-	-	-	-	8,798	8,798
Total Other	-	-	-	-	8,798	8,798

Total loans	$12,440	$1,534	$5,096	$19,070	$1,785,336	$1,804,406

Loans – Excluding PCI
December 31, 2013	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$1,170	$-	$1,948	$3,118	$287,835	$290,953
Secured by other nonfarm nonresidential properties	256	-	745	1,001	233,354	234,355
Other commercial and industrial	22	-	143	165	113,455	113,620
Total Commercial	1,448	-	2,836	4,284	634,644	638,928

Construction loans – 1 to 4 family residential	231	-	-	231	20,351	20,582
Other construction and land development	368	-	719	1,087	89,488	90,575
Total Real estate – construction	599	-	719	1,318	109,839	111,157

Closed-end loans secured by 1 to 4 family residential properties	4,691	41	2,326	7,058	327,069	334,127
Lines of credit secured by 1 to 4 family residential properties	1,825	-	899	2,724	202,800	205,524
Loans secured by 5 or more family residential properties	951	-	-	951	37,784	38,735
Total Real estate – mortgage	7,467	41	3,225	10,733	567,653	578,386

Credit cards	92	12	-	104	7,555	7,659
Other revolving credit plans	37	-	102	139	8,381	8,520
Other consumer loans	229	-	25	254	7,533	7,787
Total Consumer	358	12	127	497	23,469	23,966

All other loans	-	-	-	-	8,251	8,251
Total Other	-	-	-	-	8,251	8,251

Total loans	$9,872	$53	$6,907	$16,832	$1,343,856	$1,360,688

PCI Loans
December 31, 2013	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$95	$-	$-	$95	$11,928	$12,023
Secured by other nonfarm nonresidential properties	-	222	-	222	4,485	4,707
Other commercial and industrial	15	13	-	28	754	782
Total Commercial	110	235	-	345	17,167	17,512

Construction loans – 1 to 4 family residential	-	-	-	-	-	-
Other construction and land development	181	79	-	260	3,979	4,239
Total Real estate – construction	181	79	-	260	3,979	4,239

Closed-end loans secured by 1 to 4 family residential properties	2,484	1,634	-	4,118	20,087	24,205
Lines of credit secured by 1 to 4 family residential properties	132	795	-	927	6,661	7,588
Loans secured by 5 or more family residential properties	-	-	-	-	-	-
Total Real estate – mortgage	2,616	2,429	-	5,045	26,748	31,793

Credit cards	-	-	-	-	-	-
Other revolving credit plans	-	1	-	1	8	9
Other consumer loans	95	90	-	185	2,277	2,462
Total Consumer	95	91	-	186	2,285	2,471

All other loans	-	-	-	-	-	-
Total Other	-	-	-	-	-	-

Total loans	$3,002	$2,834	$-	$5,836	$50,179	$56,015

Total Loans
December 31, 2013	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$1,265	$-	$1,948	$3,213	$299,763	$302,976
Secured by other nonfarm nonresidential properties	256	222	745	1,223	237,839	239,062
Other commercial and industrial	37	13	143	193	114,209	114,402
Total Commercial	1,558	235	2,836	4,629	651,811	656,440

Construction loans – 1 to 4 family residential	231	-	-	231	20,351	20,582
Other construction and land development	549	79	719	1,347	93,467	94,814
Total Real estate – construction	780	79	719	1,578	113,818	115,396

Closed-end loans secured by 1 to 4 family residential properties	7,175	1,675	2,326	11,176	347,156	358,332
Lines of credit secured by 1 to 4 family residential properties	1,957	795	899	3,651	209,461	213,112
Loans secured by 5 or more family residential properties	951	-	-	951	37,784	38,735
Total Real estate – mortgage	10,083	2,470	3,225	15,778	594,401	610,179

Credit cards	92	12	-	104	7,555	7,659
Other revolving credit plans	37	1	102	140	8,389	8,529
Other consumer loans	324	90	25	439	9,810	10,249
Total Consumer	453	103	127	683	25,754	26,437

All other loans	-	-	-	-	8,251	8,251
Total Other	-	-	-	-	8,251	8,251

Total loans	$12,874	$2,887	$6,907	$22,668	$1,394,035	$1,416,703

Loans specifically identified and individually evaluated for impairment totaled $4.2 million and $5.9 million at December 31, 2014 and 2013, respectively. Included in these balances were $3.3 million and $5.3 million, respectively, of loans classified as TDR loans. A restructured loan is classified as a TDR if the lender grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. The Company monitors the performance of restructured loans on an ongoing basis. For loans classified as TDRs, the Company further evaluates the loans as performing or nonperforming. Loans retain their accrual status at the time of their restructuring. As a result, if a loan is on nonaccrual at the time it is restructured, it stays as nonaccrual; and if a loan is on accrual at the time of the restructuring, it generally stays on accrual. A restructured loan will be reclassified to nonaccrual if the loan becomes 90 days delinquent or other weaknesses are observed which make collection of principal and interest unlikely. Nonperforming TDRs originally classified as nonaccrual may be reclassified as accruing if, subsequent to restructuring, they experience six consecutive months of payment performance according to the restructured terms. Further, a TDR may be considered performing and subsequently removed from nonperforming status in years subsequent to the restructuring if it meets the following criteria:

•	At the time of restructuring, the loan was made at a market rate of interest for comparable risk;
•	The loan has shown at least six consecutive months of payment performance in accordance with the restructured terms; and
•	The loan has been included in the TDR disclosures for at least one Annual Report on Form 10-K.

Restructurings of loans and their classification as TDRs are based on individual facts and circumstances. Loan restructurings that are classified as TDRs may involve an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal or interest payments, which the Company considers are concessions. All loans classified as TDRs were restructured due to financial difficulties experienced by the borrowers. The Company had $1.2 million and $2.2 million of performing TDRs at December 31, 2014 and 2013, respectively, which were restructured in a prior year without an interest rate concession and were performing in accordance with their restructured terms.

The following tables provide information about TDR loans restructured during the current and prior year (dollars in thousands):

	Restructurings During the Year Ended December 31, 2014			Restructurings During the Year Ended December 31, 2013
	Number of Contracts	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Number of Contracts	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	1	$124	$124	2	$874	$407
Real estate – construction	-	-	-	1	460	460
Real estate – mortgage	3	183	176	3	323	323
Consumer	2	19	19	-	-	-
Total	6	$326	$319	6	$1,657	$1,190

Six loans were restructured and classified as TDR loans during 2014. The one commercial loan restructured in 2014 involved an extension of the term of the loan. The two consumer loans restructured in 2014 involved an extension of the term of the loan and an interest rate reduction. One of the real estate - mortgage loans restructured in 2014 involved a forgiveness of principal, and the other two loans restructured in 2014 involved deferral of interest payments. In 2013, six loans were restructured and classified as TDR loans. One of the commercial loans restructured in 2013 involved an interest rate concession, and two of the real estate - mortgage loans restructured in 2013 involved deferrals of principal payments. The remaining three restructured loans each involved an extension of the term of the loan. A TDR loan is considered to be in default if it is 90 days or more past due at the end of any month during the reporting period.

No TDRs were restructured in the prior 12 months that subsequently defaulted during 2014 or 2013.

Interest is not typically accrued on nonperforming loans, as they are normally in nonaccrual status. However, interest may be accrued in certain circumstances on nonperforming TDRs, such as those that have an interest rate concession but are otherwise performing. Interest income on performing or nonperforming accruing TDRs is recognized consistent with any other accruing loan. Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on a loan is discontinued when, in management’s opinion, the borrower is not likely to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are placed on nonaccrual status when (i) management has concerns relating to the ability to collect the loan principal and interest, and (ii) generally when loans are 90 days or more past due. Interest income is subsequently recognized on a cash basis only to the extent payments are received and only if the loan is well secured. Commercial loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance (generally a minimum of six months) of interest and principal by the borrower in accordance with the contractual terms. Residential mortgage and consumer loans are typically returned to accrual status once they are no longer past due. There were $2.1 million in nonperforming TDR loans at December 31, 2014, compared to $2.5 million at December 31, 2013, that were considered impaired and were accruing. The following table shows interest income recognized and received on these nonperforming TDR loans for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Recognized	Received	Recognized	Received
Interest Income:
Commercial	$9	$8	$28	$29
Real estate – construction	4	4	3	3
Real estate – mortgage	74	68	85	77
Consumer	-	1	-	-
Total	$87	$81	$116	$109

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

Loans specifically identified and evaluated for levels of impairment totaled $4.2 million and $5.9 million at December 31, 2014 and 2013, respectively, as displayed in the following tables (dollars in thousands).

	Impaired Loans
		Unpaid		Average	Interest
	Recorded	Principal	Specific	Recorded	Income
At December 31, 2014	Balance	Balance	Allowance	Investment	Recognized
Loans without a specific valuation allowance
Commercial	$283	$283	$-	$342	$22
Real estate – construction	453	453	-	480	32
Real estate – mortgage	361	381	-	454	36
Consumer	17	17	-	18	1
Total	1,114	1,134	-	1,294	91

Loans with a specific valuation allowance
Commercial	1,087	1,194	588	1,409	78
Real estate – construction	148	148	53	186	11
Real estate – mortgage	1,878	1,878	264	1,913	71
Consumer	-	-	-	-	-
Total	3,113	3,220	905	3,508	160

Total impaired loans
Commercial	1,370	1,477	588	1,751	100
Real estate – construction	601	601	53	666	43
Real estate – mortgage	2,239	2,259	264	2,367	107
Consumer	17	17	-	18	1
Total	$4,227	$4,354	$905	$4,802	$251

	Impaired Loans
		Unpaid		Average	Interest
	Recorded	Principal	Specific	Recorded	Income
At December 31, 2013	Balance	Balance	Allowance	Investment	Recognized
Loans without a specific valuation allowance
Commercial	$1,210	$1,246	$-	$1,261	$30
Real estate – construction	480	480	-	514	34
Real estate – mortgage	338	369	-	358	7
Consumer	-	-	-	-	-
Total	2,028	2,095	-	2,133	71

Loans with a specific valuation allowance
Commercial	738	846	68	747	42
Real estate – construction	152	152	8	189	12
Real estate – mortgage	2,961	2,961	696	3,025	107
Consumer	-	-	-	-	-
Total	3,851	3,959	772	3,961	161

Total impaired loans
Commercial	1,948	2,092	68	2,008	72
Real estate – construction	632	632	8	703	46
Real estate – mortgage	3,299	3,330	696	3,383	114
Consumer	-	-	-	-	-
Total	$5,879	$6,054	$772	$6,094	$232

In the first quarter of 2014, the Bank changed its methodology for allocating the allowance for credit losses by portfolio segment. Prior period allocations were revised to conform to the new methodology. The change in methodology did not change the total allowance for credit losses. The balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on the reserving method as of December 31, 2014 and 2013 were as follows:

		Real Estate -	Real Estate -			Total
Allowance for credit losses:	Commercial	Construction	Mortgage	Consumer	Other	Allowance
December 31, 2014
Individually evaluated for impairment	$588	$53	$264	$-	$-	$905
Collectively evaluated for impairment	10,567	1,931	8,195	421	93	21,207
PCI	-	-	-	-	-	-
Total ending allowance	$11,155	$1,984	$8,459	$421	$93	$22,112
Allowance for credit losses as a percentage of recorded investment	1.20%	1.18%	1.26%	1.61%	1.06%	1.23%
December 31, 2013
Individually evaluated for impairment	$68	$8	$696	$-	$-	$772
Collectively evaluated for impairment	11,412	2,019	9,783	469	95	23,778
PCI	-	-	-	-	-	-
Total ending allowance	$11,480	$2,027	$10,479	$469	$95	$24,550
Allowance for credit losses as a percentage of recorded investment	1.75%	1.76%	1.72%	1.77%	1.15%	1.73%

		Real Estate -	Real Estate -			Total
Recorded investment in loans:	Commercial	Construction	Mortgage	Consumer	Other	Loans
December 31, 2014
Individually evaluated for impairment	$1,370	$601	$2,239	$17	$-	$4,227
Collectively evaluated for impairment	890,835	162,980	632,347	24,138	8,798	1,719,098
PCI	36,556	4,528	37,988	2,009	-	81,081
Total recorded investment in loans	$928,761	$168,109	$672,574	$26,164	$8,798	$1,804,406
December 31, 2013
Individually evaluated for impairment	$1,948	$632	$3,299	$-	$-	$5,879
Collectively evaluated for impairment	636,980	110,525	575,087	23,966	8,251	1,354,809
PCI	17,512	4,239	31,793	2,471	-	56,015
Total recorded investment in loans	$656,440	$115,396	$610,179	$26,437	$8,251	$1,416,703

The allowance for credit losses as a percentage of the recorded investment in loans shown in the table above reflects the improvement in asset quality in 2014. Particularly noteworthy is a greater proportion of low risk, high quality loans in the loan portfolio at year end 2014 than at year end 2013. As a result, the allowance for credit losses as a percentage of the total recorded investment in loans at year end 2014 is significantly lower than at year end 2013. Also impacting the allowance for credit losses as a percentage of the total recorded investment in loans is the acquired non-PCI portfolio, which is recorded at fair value on the acquisition date and has an immaterial amount of allowance for credit losses as of December 31, 2014.

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

Loss – These loans are considered uncollectible and will be charged off immediately. These loans may have some recovery or salvage value but can no longer be considered active assets.

The following table summarizes, by internally assigned risk grade, the risk grade for loans for which the Bank has assigned a risk grade (dollars in thousands). The remainder of the loan portfolio consists of non risk graded homogeneous types of loans. The following table reflects $57.4 million of PCI loans at December 31, 2014 resulting from the acquisitions of CapStone and Security Savings, and $33.1 million of PCI loans at December 31, 2013 resulting from the acquisition of Security Savings. Loans – Excluding PCI includes $121.4 million of loans at December 31, 2014 from the CapStone and Security Savings acquisitions, and $12.0 million of loans at December 31, 2013 form the Security Savings acquisition that are not PCI.

	December 31
	2014					2013
		Special	Sub-				Special	Sub-
Loans – excluding PCI	Pass	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$858,218	$18,578	$12,717	$969	$890,482	$592,221	$30,962	$15,044	$302	$638,529
Real estate – construction	148,226	1,144	88	60	149,518	82,483	8,628	2,288	-	93,399
Real estate – mortgage	99,200	4,794	1,987	-	105,981	84,999	4,243	5,168	-	94,410
Consumer	928	-	-	-	928	-	-	-	-	-
Other	7,646	1,152	-	-	8,798	7,373	-	-	-	7,373
Total	$1,114,218	$25,668	$14,792	$1,029	$1,155,707	$767,076	$43,833	$22,500	$302	$833,711

	December 31
	2014					2013
		Special	Sub-				Special	Sub-
PCI loans	Pass(1)	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$27,766	$5,345	$3,205	$-	$36,316	$5,451	$4,831	$7,031	$135	$17,448
Real estate – construction	2,838	1,248	339	-	4,425	1,568	1,743	731	198	4,240
Real estate – mortgage	11,246	3,811	1,627	-	16,684	2,811	2,361	5,739	499	11,410
Consumer	-	-	-	-	-	2	1	-	-	3
Other	-	-	-	-	-	-	-	-	-	-
Total	$41,850	$10,404	$5,171	$-	$57,425	$9,832	$8,936	$13,501	$832	$33,101

	December 31
	2014					2013
		Special	Sub-				Special	Sub-
Total loans	Pass	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$885,984	$23,923	$15,922	$969	$926,798	$597,672	$35,793	$22,075	$437	$655,977
Real estate – construction	151,064	2,392	427	60	153,943	84,051	10,371	3,019	198	97,639
Real estate – mortgage	110,446	8,605	3,614	-	122,665	87,810	6,604	10,907	499	105,820
Consumer	928	-	-	-	928	2	1	-	-	3
Other	7,646	1,152	-	-	8,798	7,373	-	-	-	7,373
Total	$1,156,068	$36,072	$19,963	$1,029	$1,213,132	$776,908	$52,769	$36,001	$1,134	$866,812

(1) PCI loans in the Pass category are in the pre-watch risk grade, which is the lowest risk grade in the Pass category.

The process of determining the allowance for credit losses is driven by the risk grade system and the loss experience on non risk graded homogeneous types of loans. The Bank’s allowance for credit losses is calculated and determined, at a minimum, each fiscal quarter end. The allowance for credit losses represents management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio. In determining the allowance for credit losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral and economic conditions in the Bank’s market areas. For loans determined to be impaired, the impairment is based on discounted expected cash flows using the loan’s initial effective interest rate or the fair value of the collateral (less selling costs) for collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments about information available to them at the time of their examinations. Loans are charged off when in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance. The Credit Management Committee of the Board of Directors has responsibility for oversight.

Management believes the allowance for credit losses of $22.1 million at December 31, 2014 is adequate to cover probable inherent losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that credit losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting future operating results of the Bank.

An analysis of the changes in the allowance for credit losses follows (dollars in thousands):

	Beginning	Charge			Ending
	Balance	Offs	Recoveries	Provision	Balance
December 31, 2014
Loans – excluding PCI
Commercial	$11,480	$1,411	$1,368	$(282)	$11,155
Real estate – construction	2,027	427	894	(510)	1,984
Real estate – mortgage	10,479	4,607	1,433	1,154	8,459
Consumer	469	868	356	464	421
Other	95	-	36	(38)	93
Total	$24,550	$7,313	$4,087	$788	$22,112

PCI loans
Commercial	$-	$62	$-	$62	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	33	-	33	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$95	$-	$95	$-

Total loans
Commercial	$11,480	$1,473	$1,368	$(220)	$11,155
Real estate – construction	2,027	427	894	(510)	1,984
Real estate – mortgage	10,479	4,640	1,433	1,187	8,459
Consumer	469	868	356	464	421
Other	95	-	36	(38)	93
Total	$24,550	$7,408	$4,087	$883	$22,112

December 31, 2013
Loans – excluding PCI
Commercial	$12,314	$2,212	$1,260	$118	$11,480
Real estate – construction	2,058	1,308	496	781	2,027
Real estate – mortgage	11,673	3,552	1,544	814	10,479
Consumer	466	1,116	389	730	469
Other	119	338	66	248	95
Total	$26,630	$8,526	$3,755	$2,691	$24,550

PCI loans
Commercial	$-	$-	$-	$-	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$-	$-	$-	$-

Total loans
Commercial	$12,314	$2,212	$1,260	$118	$11,480
Real estate – construction	2,058	1,308	496	781	2,027
Real estate – mortgage	11,673	3,552	1,544	814	10,479
Consumer	466	1,116	389	730	469
Other	119	338	66	248	95
Total	$26,630	$8,526	$3,755	$2,691	$24,550

December 31, 2012
Commercial	$16,366	$17,306	$879	$12,375	$12,314
Real estate – construction	2,834	8,774	423	7,575	2,058
Real estate – mortgage	8,669	13,337	766	15,575	11,673
Consumer	898	1,191	314	445	466
Other	77	3	122	(77)	119
Total	$28,844	$40,611	$2,504	$35,893	$26,630

Determining the fair value of PCI loans at acquisition required the Company to estimate cash flows expected to result from those loans and to discount those cash flows at appropriate rates of interest. For such loans, the excess of cash flows expected to be collected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans and is called the accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and is called the nonaccretable difference. In accordance with GAAP, there was no carry-over of previously established allowance for credit losses from the acquired companies.

In conjunction with the acquisition of CapStone on April 1, 2014, the PCI loan portfolio was accounted for at fair value as follows (dollars in thousands):

April 1, 2014

Contractual principal and interest at acquisition	$84,855
Nonaccretable difference	(5,070)
Expected cash flows at acquisition	79,785
Accretable yield	(13,969)
Basis in PCI loans at acquisition – estimated fair value	$65,816

A summary of changes in the recorded investment of PCI loans for the years ended December 31, 2014 and 2013 follows (dollars in thousands):

	2014	2013

Recorded investment, beginning of period	$56,015	$-
Fair value of loans acquired during the year	65,816	59,636
Accretion	4,581	685
Reductions for payments, sales and foreclosures	(45,331)	(4,306)
Recorded investment, end of period	$81,081	$56,015
Outstanding principal balance, end of period	$88,917	$63,585

In the third quarter of 2014, the Bank sold a small group of nonperforming loans with a total recorded investment of $5.4 million for net proceeds of $6.0 million. Included in this sale were PCI loans with a total outstanding principal balance of $4.8 million and a total recorded investment of $2.6 million for net proceeds of $2.7 million. The $100,000 excess proceeds on the PCI loan sales was recorded as an adjustment to the recorded investment of the remaining PCI portfolio. The remaining excess proceeds from the loan sale of $500,000 was recorded as recoveries of previously charged off loans.

A summary of changes in the accretable yield for PCI loans for the years ended December 31, 2014 and 2013 follows (dollars in thousands):

	2014	2013

Accretable yield, beginning of period	$14,462	$-
Addition from acquisition	13,969	15,147
Accretion	(4,581)	(685)
Reclassification from nonaccretable difference	1,716	-
Other changes, net	(3,119)	-
Accretable yield, end of period	$22,447	$14,462

Note 6 – Premises and equipment

The following is a summary of premises and equipment (dollars in thousands):

	December 31
	2014	2013
Land	$18,359	$17,604
Buildings	26,912	25,242
Equipment	29,103	27,887
Leasehold improvements	2,567	2,469
Premises and equipment, total cost	76,941	73,202
Less, accumulated depreciation	32,119	29,094
Premises and equipment, net	$44,822	$44,108

Depreciation and amortization expense amounting to $3.4 million, $3.0 million and $2.8 million, for the years ended December 31, 2014, 2013, and 2012, respectively, is included in occupancy expense and furniture and equipment expense in the consolidated statements of income.

Note 7 – Deposits

The aggregate amount of certificates of deposit of $250,000 or more was approximately $294.1 million and $195.3 million at December 31, 2014 and 2013, respectively. The accompanying table presents the scheduled maturities of total time deposits at December 31, 2014 (dollars in thousands).

Years ending December 31

2015	$463,714
2016	55,703
2017	13,052
2018	12,341
2019	4,580
Thereafter	25
Total time deposits	$549,415

Note 8 – Short-term borrowings and long-term debt

The following is a schedule of short-term borrowings and long-term debt (dollars in thousands):

	Balance as of December 31	Interest Rate as of December 31	Average Balance	Average Interest Rate	Maximum Outstanding at Any Month End
2014
FHLB borrowings	$346,700	0.27%	$241,945	0.33%	$347,200
Federal funds purchased and repurchase agreements	50,500	2.11%	38,699	2.57%	62,000
Subordinated debt	15,500	7.25%	12,440	7.25%	15,500
Junior subordinated notes	25,774	1.72%	25,774	1.72%	25,774
Total	$438,474		$318,858		$450,474

2013
FHLB borrowings	$170,000	0.58%	$120,136	0.99%	$170,000
Federal funds purchased and repurchase agreements	34,000	2.81%	22,999	3.77%	34,000
Junior subordinated notes	25,774	1.71%	25,774	1.76%	25,774
Total	$229,774		$168,909		$229,474

At December 31, 2014, the Bank had a $488.2 million line of credit with the FHLB of Atlanta under which $377.7 million was used. This consisted of $346.7 million in advances, $30.0 million in letters of credit used in lieu of securities to pledge against public deposits, and a $1.0 million financial standby letter of credit issued by the FHLB of Atlanta on behalf of one of the Bank’s clients. This line of credit is secured with FHLB stock, investment securities, qualifying residential one to four family first mortgage loans, qualifying multi-family first mortgage loans, qualifying commercial real estate loans, and qualifying home equity lines of credit and second mortgage loans. Based upon collateral pledged, as of December 31, 2014, the borrowing capacity under this line was $488.2 million, of which $110.5 million was available to be borrowed. In addition to the credit line at the FHLB of Atlanta, the Bank has borrowing capacity at the Federal Reserve Bank totaling $4.3 million and has federal funds lines of $89.8 million of which $29.5 million was outstanding at December 31, 2014.

Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank.

The Bank sold securities under an agreement to repurchase (a “wholesale repurchase agreement”) in 2006. This $21.0 million borrowing has a maturity date in 2016 and is callable quarterly at a fixed rate of 4.03%. The investment securities serving as collateral for this borrowing had a market value of approximately $25.0 million at December 31, 2014.

On March 14, 2014, the Company entered into a Subordinated Note Purchase Agreement with 14 accredited investors under which the Company issued an aggregate of $15.5 million of subordinated notes to the accredited investors, including members of the Company’s Board of Directors. The subordinated notes have a maturity date of March 14, 2024 and bear interest, payable on the 1st of January and July of each year, commencing July 1, 2014, at a fixed interest rate of 7.25% per year. The subordinated notes are intended to qualify as Tier II capital for regulatory purposes. Costs associated with the issuance were $278,000, which are recorded in the balance sheet as other assets and are being amortized to other expense over the term of the notes.

FNB Financial Services Capital Trust I, a Delaware statutory trust (the “Trust,” wholly owned by the Company), issued and sold in a private placement, on August 26, 2005, $25.0 million of the Trust’s floating rate preferred securities, with a liquidation amount of $1,000 per preferred security, bearing a variable rate of interest per annum, reset quarterly, equal to 3 month London Interbank Offered Rate (“LIBOR”) plus 1.46% (the “Preferred Securities”) and a maturity date of September 30, 2035. The Preferred Securities became callable after five years. Interest payment dates are March 30, June 30, September 30 and December 31 of each year. The Preferred Securities are fully and unconditionally guaranteed on a subordinated basis by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The entire proceeds from the sale by the Trust to the holders of the Preferred Securities was combined with the entire proceeds from the sale by the Trust to the Company of its common securities (the “Common Securities”), and was used by the Trust to purchase $25.8 million in principal amount of the Floating Rate Junior Subordinated Notes (the “Junior Subordinated Notes”) of the Company. The Company has not included the Trust in the consolidated financial statements. Currently, regulatory capital rules allow these trust preferred securities to be included as a component of regulatory capital for the Company.

The maturities of short-term borrowings and long-term debt at December 31, 2014, are as follows (dollars in thousands):

Years Ending December 31

2015	$303,000
2016	94,200
2017	-
2018	-
2019	-
Thereafter	41,274
Total maturities of short-term borrowings and long-term debt	$438,474

Note 9 – Other assets and other liabilities

The components of other assets and liabilities at December 31 are as follows (dollars in thousands):

	2014	2013

Other assets:
Accrued interest receivable	$7,677	$6,392
Assets held in trusts for deferred compensation plans	7,385	6,254
Retirement plans	-	952
Other	9,314	8,516
Total	$24,376	$22,114
Other liabilities:
Accrued interest payable	$369	$355
Accrued compensation	1,939	1,684
Dividends payable	-	128
Retirement plans	4,031	3,024
Deferred compensation	7,730	6,737
Other	3,770	2,742
Total	$17,839	$14,670

Note 10 – Income taxes

The components of income tax expense (benefit) for the years ended December 31 are as follows (dollars in thousands):

	2014	2013	2012

Current tax (benefit) expense
Federal	$473	$76	$(81)
State	-	-	15
Total current	473	76	(66)
Deferred tax (benefit) expense
Federal	6,073	(4,771)	(2,408)
State	1,273	1,479	(124)
Total deferred	7,346	(3,292)	(2,532)
Total income tax (benefit) expense	$7,819	$(3,216)	$(2,598)

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

During the third quarter of 2012, the Company recorded material writedowns and losses on the disposition or resolution of problem assets, which resulted in a material pre-tax net loss for that quarter. As a consequence, the Company was in a cumulative pre-tax loss position for the three-year period ended September 30, 2012, which constituted significant negative evidence in the context of evaluating deferred tax assets for realizability as prescribed by ASC Topic 740. At that time, the Company believed the three-year cumulative loss position was due to an unusual, self-imposed, acceleration of loss recognition to dispose of problem assets in a liquidation market. However, there was insufficient verifiable evidence to substantiate that belief, and the deferred tax asset was deemed impaired and a valuation allowance of $11.0 million was established by recording a charge to income tax expense at September 30, 2012. In each of the quarters ended December 31, 2012 and March 31, 2013, adjustments were made to the valuation allowance to carry the deferred tax assets at net realizable value. In addition, in the second quarter of 2013, after having completed three consecutive quarters of meaningful profitability, coupled with continuing improvement in asset quality, the Company was able to place a high level of significance to this verifiable positive evidence. As a result, management concluded at that time that only the portion of the deferred tax asset associated with certain state net economic loss and contribution carryforwards should be impaired. Therefore, in the second quarter of 2013, the valuation allowance against the deferred tax asset was further reduced by $8.4 million to $1.0 million. At December 31, 2014 management maintains its conclusion that no additional valuation allowance is necessary. Management has also concluded that the utilization of the remaining deferred tax assets is more likely than not.

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

The significant components of deferred tax assets at December 31 are as follows (dollars in thousands):

	2014	2013
Deferred tax assets:
Allowance for credit losses	$8,458	$9,428
Non-qualified deferred compensation plans	2,365	2,293
Accrued compensation	459	546
Stock-based compensation	1,327	-
Writedowns on real estate acquired in settlement of loans	767	800
Interest on nonaccrual loans	180	227
Net operating losses	21,554	28,201
Pension plans	3,233	2,276
Interest rate swaps	101	-
Purchase accounting adjustments	2,446	-
Contribution carryforward	-	141
Other	2,542	2,148
Valuation allowance	(328)	(571)
Total	43,104	45,489

Deferred tax liabilities:
Depreciable basis of property and equipment	(1,981)	(2,278)
Intangible assets	(573)	-
Deferred loan fees	(509)	(583)
Net unrealized gain on available for sale securities	(2,904)	(1,577)
CapStone investment securities fair value greater than cost	(222)	-
Other	(3,782)	(4,272)
Total	(9,971)	(8,710)
Net deferred tax assets	$33,133	$36,779

Federal net operating loss carryforwards of $11,509,000, $13,108,000 and $31,252,000 expire in 2029, 2030 and 2032 respectively. State net economic loss carryforwards of $997,000, $3,428,000, $2,767,000, $5,229,000, $30,549,000 and $553,000 expire in 2022, 2023, 2024, 2025, 2027 and 2028, respectively.

The provision for income taxes differs from that computed by applying the federal statutory rate of 35% as indicated in the following analysis (dollars in thousands):

	2014	2013	2012
Tax based on statutory rates	$7,628	$6,144	$(9,748)
Increase (decrease) resulting from:
Effect of tax-exempt income	(434)	(343)	(337)
State income taxes, net of federal benefit	827	739	(1,322)
State tax rate reduction	-	740	-
Income on bank-owned life insurance	(485)	(500)	(523)
Change in valuation allowance	(243)	(10,496)	10,030
Other, net	526	500	(698)
Total provision (benefit) for income taxes	$7,819	$(3,216)	$(2,598)
Effective tax rate	35.9%	(18.3)%	9.3%

The Company’s federal and state income tax returns through 2010 have been examined and settled. The Company does not have any material uncertain tax positions.

Note 11 – Commitments and contingent liabilities

The minimum annual lease commitments under noncancelable operating leases in effect at December 31, 2014, are as follows (dollars in thousands):

Years Ending December 31

2015	$1,796
2016	1,595
2017	1,233
2018	786
2019	503
Thereafter	513
Total lease commitments	$6,426

Payments for all operating leases amounted to approximately $2.1 million, $1.9 million and $1.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.

The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the contractual amounts of the Bank’s exposure to off-balance sheet risk at December 31 is as follows (dollars in thousands):

	Contractual Amount
	2014	2013

Loan commitments	$494,890	$317,520
Credit card lines	25,712	25,569
Standby letters of credit	5,606	2,841
Total commitments and contingent liabilities	$526,208	$345,930

The Bank’s exposure to credit loss in the event of nonperformance by the counterparty is equal to the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The Company and its subsidiary are involved at times in certain litigation arising in the normal course of business. In the opinion of management as of December 31, 2014, there is no pending or threatened litigation that will have a material effect on the Company's consolidated financial position or results of operations.

Note 12 – Related party transactions

The Bank had loans outstanding to officers and directors and their affiliated entities during each of the past two years. Such loans were made substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers, and, at the time that they were made, did not involve more than the normal risks of collectability. The following table summarizes the transactions for the past two years (dollars in thousands):

	2014	2013
Balance, beginning of year	$10,240	$7,142
Amounts added as a result of acquisition	13,784	-
Amounts removed as a result of director departures	-	(170)
Advances (repayments), net, during year	769	3,268
Balance, end of year	$24,793	$10,240

Note 13 – Other operating expenses

The components of other operating expense for the years ended December 31, 2014, 2013 and 2012 are as follows (dollars in thousands):

	Years Ended December 31
	2014	2013	2012
Other operating expenses:
Advertising	$1,779	$1,583	$1,506
Bankcard expense	527	488	450
Postage	939	743	746
Stationery, printing and supplies	613	487	420
Telephone	493	666	699
Travel, dues and subscriptions	1,205	1,001	823
Directors’ fees	696	601	517
Franchise and privilege taxes	543	403	430
Deposit premium amortization	1,599	809	726
Other expense	3,705	3,244	3,648
Total	$12,099	$10,025	$9,965

Note 14 – Stock-based compensation

As of December 31, 2014, the Company’s Compensation Committee administered the Company’s five stock-based compensation plans, each of which was approved by the shareholders. Four of these plans have expired, and while there are options and other grants outstanding that have not yet expired, no new awards may be granted thereunder. The active plan, which will expire in 2016, had 535,000 shares of common stock authorized for issuance to plan participants in the form of stock options, rights to receive restricted shares of common stock and/or performance units. At December 31, 2014, a total of 472,349 shares were available for future grants under this unexpired plan.

Upon the acquisition of CapStone on April 1, 2014, 617,270 CapStone stock options under four stock-based compensation plans were converted to 1,388,849 Company stock options with a fair value of $4.6 million determined using the Black-Scholes-Merton option-pricing model. At December 31, 2014, 744,004 of these converted options were outstanding and exercisable with an average weighted remaining contractual life of approximately two years and an aggregate intrinsic value of $2.9 million. No new awards may be granted under these plans, which are also administered by the Company’s Compensation Committee.

The Company recorded $787,000 of total stock-based compensation expense during 2014, compared to $439,000 in 2013 and $159,000 in 2012. As of December 31, 2014, there was $1.0 million of total unrecognized compensation expense related to stock options and restricted stock units. This expense will be fully amortized by December 31, 2016.

As of December 31, 2014, 396,041 restricted stock units granted to certain senior officers were outstanding. The fair value of each restricted stock unit is the closing price of the Company’s common stock on the dates they were granted. The number of units, date of grant and the fair value of each restricted stock unit are as follows:

December 31, 2014
	Grant	Fair Value
Units	Date	Per Unit
17,470	02/09/11	$5.15
95,569	01/11/12	3.89
7,580	07/25/12	4.10
100,190	01/16/13	5.00
2,390	03/06/13	5.91
1,460	04/24/13	5.99
35,359	07/24/13	8.80
1,701	10/09/13	6.61
93,021	01/15/14	7.19
36,301	07/29/14	7.64
5,000	10/29/14	8.41
396,041

The following is a summary of restricted stock unit activity and related information for the years ended December 31:

	2014		2013		2012
	Units	Weighted Average Grant Date Value	Units	Weighted Average Grant Date Value	Units	Weighted Average Grant Date Value

Outstanding –
Beginning of year	302,389	$5.09	229,420	$4.31	98,094	$4.85
Granted	140,230	7.35	168,754	5.85	131,326	3.91
Vested	(20,530)	5.27	(47,660)	4.53	-	-
Forfeited	(26,048)	5.12	(48,125)	4.61	-	-
Outstanding –
End of year	396,041	$5.88	302,389	$5.09	229,420	$4.31

The intrinsic value of restricted stock units that vested in 2014 and 2013 is $153,000 and $282,000 respectively.

The following is a summary of stock option activity and related information for the years ended December 31:

	2014		2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding –
Beginning of year	377,629	$15.64	529,825	$14.55	658,465	$14.82
Converted	1,388,849	4.54	-	-	-	-
Exercised	(628,045)	4.14	-	-	-	-
Forfeited	(153,362)	14.42	(152,196)	11.86	(128,640)	15.93
Outstanding –
End of year	985,071	$7.51	377,629	$15.64	529,825	$14.55

Exercisable –
End of year	985,071	$7.51	377,629	$15.64	529,825	$14.55

All options were granted at fair value on date of grant, which is equal to the exercise price. The intrinsic value of stock options exercised in 2014 is $2.3 million. There were no stock option exercises in 2013 and 2012.

The following is a summary of information on outstanding and exercisable stock options at December 31, 2014:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 0.00 – $ 5.00	467,710	1.59	$4.08	467,710	$4.08
$ 5.81 – $10.05	289,294	2.40	6.29	289,294	6.29
$11.06 – $14.93	5,350	2.07	13.64	5,350	13.64
$15.42 – $16.93	200,217	0.49	16.01	200,217	16.01
$17.10 – $18.00	22,500	1.46	17.38	22,500	17.38
	985,071	1.60	$7.51	985,071	$7.51

The Company recorded excess tax benefits related to stock-based compensation as a credit to shareholders’ equity of $101,000 during 2014 and $26,000 during 2013.

Note 15 – Net income (loss) per share

The following is a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share of common stock (dollars in thousands, except per share data):

	For the years ended December 31
	2014	2013	2012
Basic:
Net income (loss) available to common shareholders	$13,639	$18,917	$(28,172)
Weighted average shares outstanding	34,944,660	26,643,820	15,655,868
Net income (loss) per share, basic	$0.39	$0.71	$(1.80)
Diluted:
Net income (loss) available to common shareholders	$13,639	$18,917	$(28,172)
Weighted average shares outstanding	34,944,660	26,643,820	15,655,868
Effect of dilutive securities:
Stock options	393,565	357	-
Restricted stock units	128,205	98,843	-
Warrant	-	505,254	-
Convertible preferred stock	-	1,821,853	-
Weighted average shares outstanding and dilutive potential shares outstanding	35,466,430	29,070,127	15,655,868
Net income (loss) per share, diluted	$0.38	$0.65	$(1.80)

On December 31, 2014, there were 241,067 options that were antidilutive (because the exercise price exceeded the average market price for the year), and there were 393,565 dilutive stock options and 128,205 restricted stock units. On December 31, 2013, there were 374,629 options that were antidilutive (because the exercise price exceeded the average market price for the year), and there were 357 dilutive stock options, 98,843 restricted stock units, a warrant to purchase 505,254 shares of common stock, and mandatorily convertible preferred stock convertible into 1,821,853 shares of common stock. For the year ended December 31, 2012, there were 529,825 options that were antidilutive (because the exercise price exceeded the average market price for the year). The calculation of diluted net income (loss) per share for 2012 excludes the effect of 41,116 restricted stock units, a warrant to purchase 759,749 shares of common stock, and mandatorily convertible preferred stock convertible into 1,101,191 shares of common stock as these were deemed antidilutive as a result of the Company’s net loss for 2012.

See Note 21 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a description of the warrant.

Note 16 – Parent company only

The Company’s principal asset is its investment in its subsidiary, the Bank. The Company’s principal source of income is dividends received from the Bank. The following presents condensed financial information of the Company:

	2014	2013
Condensed balance sheets (dollars in thousands)
Assets
Cash and due from banks	$6,130	$5,936
Investment in wholly owned subsidiary	265,436	186,712
Other assets	1,630	787
Total assets	$273,196	$193,435

Liabilities
Subordinated debt	$15,500	$-
Junior subordinated notes	25,774	25,774
Other liabilities	567	869
Shareholders’ equity	231,355	166,792
Total liabilities and shareholders’ equity	$273,196	$193,435

	2014	2013	2012
Condensed statements of income
Management and service fees from subsidiary	$-	$619	$523
Other operating expense	1,150	1,199	972
Income (loss) before equity in undistributed net income (loss) of subsidiary	(1,150)	(580)	(449)
Equity in undistributed net income (loss) of subsidiary	15,126	21,351	(24,805)
Net income (loss)	$13,976	$20,771	$(25,254)

	2014	2013	2012

Condensed statements of cash flows
Cash flows from operating activities
Net income (loss)	$13,976	$20,771	$(25,254)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other changes, net	(1,336)	(375)	(425)
Equity in undistributed net income (loss) of subsidiary	(15,126)	(21,351)	24,805
Net cash (used in) provided by operating activities	(2,486)	(955)	(874)
Cash flows from investing activities
Investments in wholly owned subsidiary	-	-	-
Net cash provided by (used in) investing activities	-	-	-
Cash flows from financing activities
Proceeds from issuance of long-term debt	15,500	-	-
Proceeds from issuance of preferred stock	-	-	52,337
Exercise of stock options	2,598	-	-
Payment to repurchase preferred stock	(15,000)	(37,472)	-
Payment to repurchase warrant	-	(7,779)	-
Cash paid in lieu of issuing shares pursuant to restricted stock units	(49)	(78)	-
Dividends paid	(337)	(1,571)	(2,618)
Other changes, net	(32)	(91)	-
Net cash provided by (used in) financing activities	2,680	(46,991)	49,719
Increase (decrease) in cash	194	(47,946)	48,845
Cash at beginning of year	5,936	53,882	5,037
Cash at end of year	$6,130	$5,936	$53,882

Note 17 – Employee benefit plans

The Company has three defined benefit retirement plans:

•	A pension plan, which is frozen;
•	A supplemental executive retirement plan (“SERP”) covering certain executive and former executive officers, which is frozen; and
•	A supplemental executive retirement plan (“SERP”) covering senior officers, which is active.

The curtailed pension plan and the curtailed SERP provide for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and a percentage of qualifying compensation during the employee’s final years of employment. Contributions to the pension plan are based upon the projected unit credit actuarial funding method and comply with the funding requirements of the Employee Retirement Income Security Act. Contributions prior to the curtailments were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Assets of the pension plan consist primarily of cash and cash equivalents, U.S. government securities, and other securities. The curtailed SERP is unfunded. Effective September 1, 2014 the Bank established an unfunded SERP for senior officers to provide an annual retirement benefit for 10 years following retirement. The benefit vests ratably in proportion to years of service completed after September 1, 2014 over the projected number of years of service to retirement date, but not less than five years. The Company is accruing the service cost component of this benefit straight line over the vesting period.

The disclosures presented represent combined information for all of the employee benefit plans. The following tables outline the changes in these pension obligations, assets and funded status for the years ended December 31, 2014 and 2013, and the assumptions and components of net periodic pension cost for the two and three years in the period ended December 31, 2014 (dollars in thousands):

	2014	2013
Change in benefit obligation
Projected benefit obligation at beginning of year	$28,169	$31,652
Service cost	102	20
Interest cost	1,522	1,398
Actuarial (gain) loss	1,898	(3,342)
Benefits paid	(1,589)	(1,559)
Projected benefit obligation at end of year	30,102	28,169
Change in plan assets
Fair value of plan assets at beginning of year	26,098	21,538
Actual return on plan assets	1,122	2,824
Employer contributions	440	3,295
Benefits paid	(1,589)	(1,559)
Fair value of plan assets at end of year	26,071	26,098
Funded status at end of year
Plan assets less projected benefit obligation – pension liability	$(4,031)	$(2,071)

	2014	2013
Amounts recognized in the consolidated balance sheets consist of:
Pension asset (liability)	$(888)	$952
SERP liability	(3,143)	(3,023)
Deferred tax asset	1,542	805
Accumulated comprehensive income, net	5,220	3,597
Net amount recognized	$2,731	$2,331

108

	2014	2013	2012
Components of net periodic pension cost
Service	$102	$20	$26
Interest	1,522	1,398	1,433
Expected return on plan assets	(2,035)	(1,826)	(1,605)
Amortization of prior service cost	1	1	1
Amortization of net (gain) loss	185	641	564
Net periodic pension cost	$(225)	$234	$419

Weighted average assumptions
Discount rate	5.00%	5.50%	4.50%
Expected return on plan assets	8.00%	8.00%	8.25%
Rate of compensation increases	4.00%	4.00%	4.00%

Target asset allocations are established based on periodic evaluations of risk/reward under various economic scenarios and with varying asset class allocations. The near-term and long-term impact on obligations and asset values are projected and evaluated for funding and financial accounting implications. Actual allocation and investment performance is reviewed quarterly. The current target allocation ranges, along with the actual allocation as of December 31, 2014, are included in the accompanying table.

Plan Assets	Market Value as of December 31, 2014 (dollars in thousands)	Actual Allocation as of December 31, 2014	Long-Term Allocation Target
Equity securities	$16,026	61.5%	40% - 75%
Debt securities	10,045	38.5%	25% - 60%
Total	$26,071	100%	100%

The fair value of the Company’s pension plan assets at December 31, 2014 and 2013 by asset category are reflected in the following table (dollars in thousands). The fair value hierarchy descriptions used to measure these plan assets are identified in Note 19 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Plan Assets at December 31, 2014
US equity securities	$5,025	$-	$-	$5,025
Equity mutual funds	10,906	-	-	10,906
Foreign equity securities	95	-	-	95
Fixed income securities	-	2,207	-	2,207
Fixed income mutual funds	-	7,817	-	7,817
Cash and money market funds	21	-	-	21
Total plan assets	$16,047	$10,024	$-	$26,071

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Plan Assets at December 31, 2013
US equity securities	$5,237	$-	$-	$5,237
Equity mutual funds	10,574	-	-	10,574
Foreign equity securities	112	-	-	112
Fixed income securities	-	1,933	-	1,933
Fixed income mutual funds	-	7,879	-	7,879
Cash and money market funds	363	-	-	363
Total plan assets	$16,286	$9,812	$-	$26,098

The Company’s policy is to amortize actuarial gains and losses over the average remaining service periods for active participants when the accumulated net gain or loss exceeds 10% of the projected benefit obligation or market value of plan assets, whichever is greater. The assumed expected return on assets considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in the portfolio and the expectation for future returns of each asset class. The expected return of each asset class is weighted based on the target allocation to develop the expected long-term rate of return on assets. This resulted in the selection of the 8.25% rate used in 2012 and the 8.00% rate used in 2013 and 2014 and to be used for 2015.

The contributions for all plans for 2014 were approximately $440,000, and the required contributions for 2015 are expected to be approximately $430,000. The expected benefit payments for all plans for the next ten years are as follows (dollars in thousands):

Years Ending December 31

2015	$1,640
2016	1,710
2017	1,850
2018	1,870
2019	1,957
2020 through 2024	10,940
Total	$19,967

The Company also has a separate contributory 401(k) savings plan covering substantially all employees. The 401(k) savings plan allows eligible employees to contribute up to a fixed percentage of their compensation, with the Bank matching a portion of each employee’s contribution. The Bank’s contributions were $928,000 for 2014, $832,000 for 2013 and $751,000 for 2012. The 401(k) savings plan contribution expense is reported under personnel expense in the consolidated statements of income.

A deferred compensation plan allows the directors and executive officers of the Company to defer compensation. Each plan participant makes an annual election to either receive that year’s compensation or to defer receipt until his or her death, disability or retirement. The deferred compensation balances of this plan are maintained in a rabbi trust. The balances in the trust at December 31, 2014 and 2013 were $7.3 million and $6.2 million, respectively. In addition, the Company has an inactive Director Deferred Compensation Plan that acquired shares of the Company’s Class A common stock in the open market. These shares are held in a trust at cost, as a component of shareholders’ equity, until distributed.

Note 18 – Regulatory matters

The primary source of funds for dividends that may be paid by the Company to its shareholders is dividends received from the Bank plus cash on hand of $6.1 million as of December 31, 2014. Dividends paid by the Company and the Bank may be limited by minimum capital requirements imposed by banking regulators.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes that as of December 31, 2014, both the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the Bank’s primary federal regulator categorized the Bank as “well capitalized” under the Regulatory Framework for Prompt Corrective Action. There are no conditions or events since that notification that management believes have changed the Bank’s category. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the accompanying table (dollars in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Percentages	Amount	Percentages	Amount	Percentages

December 31, 2014

Total Capital (To Risk-Weighted Assets)
Consolidated	$247,131	12.23%	$161,638	≥8.0%	N/A
Bank	240,806	11.92	161,605	≥8.0	$202,007	≥10.0%
Tier I Capital (To Risk-Weighted Assets)
Consolidated	209,366	10.36	80,819	≥4.0	N/A
Bank	218,541	10.82	80,803	≥4.0	121,204	≥6.0%
Tier I Capital (To Average Assets)
Consolidated	209,366	8.57	97,701	≥4.0	N/A
Bank	218,541	8.95	97,697	≥4.0	122,121	≥5.0%

December 31, 2013

Total Capital (To Risk-Weighted Assets)
Consolidated	$177,222	11.67%	$121,496	≥8.0%	N/A
Bank	171,422	11.29	121,437	≥8.0	$151,796	≥10.0%
Tier I Capital (To Risk-Weighted Assets)
Consolidated	158,113	10.41	60,748	≥4.0	N/A
Bank	152,322	10.03	60,719	≥4.0	91,078	≥6.0%
Tier I Capital (To Average Assets)
Consolidated	158,113	8.30	76,197	≥4.0	N/A
Bank	152,322	8.00	76,151	≥4.0	95,189	≥5.0%

Banking regulations restrict the amount of deferred income tax assets that may be recognized for purposes of calculating regulatory capital ratios. At December 31, 2014, $21.0 million of the Company’s deferred income tax assets were deducted from regulatory capital. This amount, which is principally comprised of the future tax benefit associated with net operating loss carry-forwards, when fully utilized would add 0.90% to the total risk-based capital ratio.

In July 2013, the Federal Reserve approved a final rule implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rule revises minimum capital requirements and adjusts prompt corrective action thresholds. The final rule revises the regulatory capital elements, adds a new common equity Tier I capital ratio, and increases the minimum Tier I capital ratio requirement. The rule also permits certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income and implements a new capital conservation buffer. The final rule took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rule.

Note 19 – Fair value of financial instruments

FASB ASC 825, “Financial Instruments” requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2014 or December 31, 2013. The estimated fair value amounts for December 31, 2014 and December 31, 2013 have been measured as of period-end, and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at the period end.

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

The Company’s policy is to recognize transfers in and transfers out of the fair value hierarchy levels as of the end of the quarter in which the transfer occurred. During the years ended December 31, 2014 and 2013, the Company did not have any transfers between levels.

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

Investment securities. The fair value of investment securities is based on quoted prices in active markets for identical assets (Level 1), if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities, corresponding to the “significant other observable inputs” definition of GAAP (Level 2). If a quoted market price for a similar security is not available, fair value is estimated using “significant unobservable inputs” as defined by GAAP (Level 3). The fair value of equity investments in the restricted stock of the FHLB of Atlanta and the Federal Reserve Bank equals the carrying value based on the redemption provisions and is categorized as Level 3.

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

Investments held in trust and non-qualified defined contribution plan liability. Investments held in trust consist primarily of cash and cash equivalents, equity securities, and mutual fund investments, and are recorded at fair value and included in other assets. The purpose of these investments is to fund certain director and executive officer non-qualified retirement benefits and deferred compensation. The benefit payable is the non-qualified defined contribution plan liability, which is recorded at fair value and included in other liabilities. For cash and cash equivalents, which have maturities of 90 days or less, their carrying amounts reported in the consolidated balance sheets approximate fair value and are categorized as Level 1. The fair value of other equity securities and mutual funds are valued based on quoted prices from the market and are categorized as Level 1.

Interest rate swaps. Under the terms of cash flow hedges, which the Bank entered into in August and November, 2014, for the duration of the hedges the Bank and the counterparty pay one another the difference between the variable amount payable by the Bank based on the 30-day LIBOR rate and the fixed payment payable by the counterparty. The fair values of the cash flow hedges are based on projected LIBOR rates for the duration of the hedges, values that, while observable in the market, are subject to adjustment due to pricing considerations for the specific instrument. In addition, as of December 31, 2014, the Bank had two other interest rate swap contracts that were classified as non-designated hedges that allow the customers to pay a fixed rate of interest to the Bank. These interest rate swaps were simultaneously hedged by executing offsetting interest rate swaps with a derivatives dealer to mitigate the net risk exposure to the Bank resulting from the transactions and allow the Bank to receive a variable rate of interest. The fair values of the interest rate swaps are categorized as Level 2.

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

Wholesale repurchase agreements, subordinated debt, junior subordinated notes and FHLB of Atlanta borrowings. The fair values of these liabilities are estimated using the discounted values of the contractual cash flows and are categorized as Level 2. The discount rate is estimated using the rates currently in effect for similar borrowings.

The estimated fair values of financial instruments for the years ending December 31 (dollars in thousands):

December 31, 2014	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$34,369	$34,369
Investment certificates of deposit	15,632	15,705
Investment securities	496,798	498,012
Loans	1,782,294	1,784,477
Loans held for sale	6,181	6,181
Investments held in trust	7,342	7,342
Interest rate swaps	224	224
Financial liabilities:
Deposits	1,832,564	1,834,333
Federal funds purchased	29,500	29,500
Wholesale repurchase agreements	21,000	22,252
Subordinated debt	15,500	15,978
Junior subordinated notes	25,774	12,515
Federal Home Loan Bank borrowings	346,700	346,712
Non-qualified defined contribution plan liability	7,342	7,342
Interest rate swaps	492	492

December 31, 2013	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$33,513	$33,513
Investment securities	368,866	366,988
Loans	1,392,153	1,414,109
Loans held for sale	3,530	3,530
Investments held in trust	6,184	6,184
Financial liabilities:
Deposits	1,553,996	1,555,221
Federal funds purchased	13,000	13,000
Wholesale repurchase agreements	21,000	22,915
Junior subordinated notes	25,774	11,279
Federal Home Loan Bank borrowings	170,000	170,153
Non-qualified defined contribution plan liability	6,184	6,184

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

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (dollars in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets measured at fair value
Available for sale securities at December 31, 2014	$4,465	$338,218	$23,414
Available for sale securities at December 31, 2013	2,845	288,716	9,988
Investments held in trust at December 31, 2014	7,342	-	-
Investments held in trust at December 31, 2013	6,184	-	-
Interest rate swaps at December 31, 2014	-	224	-
Interest rate swaps at December 31, 2013	-	-	-
Liabilities measured at fair value
Non-qualified defined contribution plan liability at December 31, 2014	7,342	-	-
Non-qualified defined contribution plan liability at December 31, 2013	6,184	-	-
Interest rate swaps at December 31, 2014	-	492	-
Interest rate swaps at December 31, 2013	-	-	-

The table below presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during 2014 and 2013 (dollars in thousands):

	Twelve Months	Twelve Months
	Ended	Ended
	December 31	December 31
	2014	2013

Assets
Available for sale securities
Beginning balance	$9,988	$7,685
Purchases	16,947	17,464
Acquisitions	3,089	2,090
Redemptions	(6,610)	(17,251)
Ending balance	$23,414	$9,988

The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset (dollars in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Loans held for sale at December 31, 2014	$-	$6,181	$-
Loans held for sale at December 31, 2013	-	3,530	-
Real estate acquired in settlement of loans at December 31, 2014	-	-	2,485
Real estate acquired in settlement of loans at December 31, 2013	-	-	7,620
Impaired loans, net of allowance at December 31, 2014	-	-	3,322
Impaired loans, net of allowance at December 31, 2013	-	-	5,107

The fair value of collateral dependent loans is determined by appraisals or by alternative evaluations, such as tax evaluations. The fair value of loans may also be determined by sales contracts in hand or settlement agreements.

The following table presents the valuation and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2014 (dollars in thousands):

Description	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Real estate acquired in settlement of loans	$2,485	Appraised value	Discount to reflect current market conditions	0.00% - 47.00%
Impaired loans, net of allowance	3,222	Appraised value	Discount to reflect current market conditions	0.00% - 47.00%
		Discounted cash flows	Discount rates	3.00% - 7.50%

Note 20 — Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income, net of tax, at December 31, 2014 and 2013 are as follows (dollars in thousands):

	2014	2013
Components of accumulated other comprehensive income
Unrealized gains on available for sale securities	$4,688	$2,478
Funded status of pension plans	(5,220)	(3,635)
Unrecognized loss on cash flow hedges	(163)	-
Total accumulated other comprehensive income	$(695)	$(1,157)

Reclassifications from accumulated other comprehensive income (loss) for the years ended December 31, 2014 and 2013 are as follows (dollars in thousands):

Details about accumulated other	Amount reclassified from accumulated other	Affected line item in the Consolidated
comprehensive income (loss)	comprehensive income (loss)	Statements of Income

Year ended December 31, 2014
Unrealized gains (losses) on cash flow hedges	$212	Interest and fees on loans
	(81)	Income tax expense (benefit)
	$131	Net of tax

Amortization of net actuarial loss	$(186)	Personnel expense
	71	Income tax expense (benefit)
	$(115)	Net of tax

Total reclassifications for the period	$16

Year ended December 31, 2013
Unrealized gains (losses) on available for sale securities	$736	Gain on sales of investment securities
	(291)	Income tax expense (benefit)
	$445	Net of tax

Amortization of net actuarial loss	$(642)	Personnel expense
	245	Income tax expense (benefit)
	$(397)	Net of tax

Total reclassifications for the period	$48

Year ended December 31, 2012
Unrealized gains (losses) on available for sale securities	$3	Gain on sales of investment securities
	(1)	Income tax expense (benefit)
	$2	Net of tax

Amortization of net actuarial loss	$(565)	Personnel expense
	225	Income tax expense (benefit)
	$(340)	Net of tax

Total reclassifications for the period	$(338)

Note 21 – Capital transactions

In November, 2012, the Company entered into securities purchase agreements with select investors, pursuant to which it sold shares of mandatorily convertible (Series B and C) preferred stock in a private placement for an aggregate of $56.3 million. Expenses incurred in the offering of $4.1 million were deducted from paid-in capital.

At a special meeting of shareholders of the Company on February 20, 2013, shareholders approved the conversion of up to 422,456 shares of Series B preferred stock and up to 140,217 shares of Series C preferred stock into voting and nonvoting common stock, respectively, at a conversion rate of $4.40 per share. Articles of Amendment filed with the North Carolina Secretary of State on February 21, 2013, created a new class of nonvoting common stock designated “Class B common stock,” and redesignated the Company’s existing (voting) common stock as “Class A common stock.” The Class A common stock and the Class B common stock each have no par value per share. As a result, on February 22, 2013, the Series B preferred stock was converted into 9,601,262 shares of voting Class A common stock, and the Series C preferred stock was converted into 3,186,748 shares of nonvoting Class B common stock.

On May 15, 2013, the Company completed its repurchase of a stock warrant issued and sold to the U.S. Treasury on December 12, 2008 for its fair market value of $7.8 million. On June 3, 2013, the Company redeemed 37,372 of the Company’s 52,372 outstanding shares of Series A preferred stock at the liquidation price of $1,000 per share for a total of $37.4 million plus $93,430 of accrued and unpaid dividends. On March 31, 2014, the Company redeemed all of its remaining 15,000 outstanding shares of Series A preferred stock at the liquidation price of $1,000 per share for a total of $15.0 million plus $172,500 of accrued and unpaid dividends.

On March 14, 2014, the Company entered into a Subordinated Note Purchase Agreement with 14 accredited investors under which the Company issued an aggregate of $15.5 million of subordinated notes to the accredited investors, including members of the Company’s Board of Directors. The subordinated notes have a maturity date of March 14, 2024 and bear interest, payable on the 1st of January and July of each year, commencing July 1, 2014, at a fixed interest rate of 7.25% per year. The subordinated notes are intended to qualify as Tier II capital for regulatory purposes.

On April 1, 2014, the Company completed its acquisition of CapStone. (See Note 2 of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for details of the transaction.)

Note 22 – Derivatives

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

In order to partially mitigate its exposure in the event the interest rate curve flattens over the next three years, on August 8, 2014 and on November 13, 2014, the Bank entered into interest rate swaps that qualify as cash flow hedges under GAAP. The fair value of the swaps is included in other liabilities in the consolidated balance sheets, and the net change in fair value is included in other comprehensive income and in the consolidated statements of cash flows under the caption net (increase) decrease in other liabilities. At December 31, 2014, the estimated fair value of the liability is $264,000.

The risk management objective is to mitigate the Bank’s interest rate risk exposure to the variability of the cash flows upon changes to its forecasted interest receipts as the 30-day LIBOR, the benchmark interest rate used by the Bank, changes. The Bank has sought to manage its interest rate risk exposure by entering into two interest rate swaps with a notional amount of $50.0 million each. These are designated as cash flow hedges of the interest rate risk associated with the benchmark rate of the 30-day LIBOR attributable to the forecasted interest payments received from the 30-day LIBOR loan portfolio and investment securities (the hedged forecasted transaction). For the interest rate swap entered into on August 8, 2014, the Bank will receive interest at a fixed rate of 0.925 percent and pay interest at a rate based on the 30-day LIBOR. This interest rate swap hedges interest receipts through August 8, 2017. For the interest rate swap entered into on November 13, 2014, the Bank will receive interest at a fixed rate of 0.98 percent and pay interest at a rate based on the 30-day LIBOR. This interest rate swap hedges interest receipts through November 13, 2017. Settlement of the swaps occurs monthly. As of December 31, 2014, collateral of $450,000 was pledged and on deposit with the counterparty to secure the existing obligations under these interest rate swaps.

For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated statements of income. The Bank’s interest rate swaps have been fully effective since inception. Changes in the fair value of the interest rate swaps, therefore, have had no impact on net income. For 2014, the Bank recognized interest income of $212,000 resulting from incremental interest received from the counterparty, none of which related to ineffectiveness. The Bank regularly monitors the credit risk of the interest rate swaps counterparty.

In addition, as of December 31, 2014, the Bank had two other interest rate swap contracts that were classified as non-designated hedges. These derivatives are interest rate swaps executed with commercial borrowers to allow the customers to pay a fixed rate of interest to the Bank. These interest rate swaps were simultaneously hedged by executing offsetting interest rate swaps with a derivatives dealer to mitigate the net risk exposure to the Bank resulting from the transactions and allow the Bank to receive a variable rate of interest.

The interest rate swap contracts with the commercial borrowers require the borrowers to pay to or receive from the Bank an amount equal to and offsetting the value of the interest rate swaps. If the commercial borrowers fail to perform and the market value for the interest rate swap with the derivatives dealer is negative (i.e. in a net liability position), the Bank would have to continue to pay the settlement amount for the financial derivative to the dealer or pay a termination fee. If the market value for the interest rate swap with the derivatives dealer is positive (i.e. in a net asset position), the Bank would continue to receive a payment for the settlement amount for the financial derivative with the dealer. The settlement amount is impacted by the fluctuation of interest rates.

The fair values of interest rate swap derivatives that are classified as non-designated hedges are recorded in other assets and other liabilities on the balance sheet. As these interest rate swaps do not meet hedge accounting requirements, changes in the fair value of these interest rate swaps are recognized directly in earnings. These changes are recorded in other noninterest expense and were immaterial for 2014. As of December 31, 2014, the customer interest rate swaps and the offsetting swaps each had an aggregate notional amount of approximately $11.3 million and the fair value of these two interest rate swap derivatives are recorded in other assets for $224,000 and in other liabilities for $227,000 on the balance sheet. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations during 2014.

As of December 31, 2014, the fair value of the interest rate swaps with the derivatives dealer was in a net liability position of $227,000, which includes adjustment for nonperformance risk, related to these agreements. As of December 31, 2014, the Bank provided $240,000 of collateral, which is included in cash on the balance sheet as interest-bearing deposits with banks. If the Bank had breached any of these provisions at December 31, 2014, it would have been required to settle its obligations under the agreement by paying the termination value of $248,000.

Note 23 — Subsequent Events

Acquisition of Premier Commercial Bank

On February 27, 2015, the acquisition of Premier Commercial Bank (“Premier”) was completed. Premier, a commercial bank headquartered in Greensboro, NC, operates one full-service banking office centrally located in Greensboro and residential mortgage origination offices in Greensboro, Charlotte, Raleigh, High Point, Kernersville and Burlington, NC. Initial accounting for acquisition fair values is in process but incomplete. At December 31, 2014, total assets of Premier were $168.7 million. Substantially all of the acquisition-related costs will be incurred in the first quarter of 2015.

Per the terms of the Agreement and Plan of Combination and Reorganization, 75% of the 1,925,247 shares of Premier common stock outstanding at acquisition were exchanged for 1,735,465 shares of the Company’s Class A common stock at an exchange ratio of 1.2019, and the remaining 25% were exchanged for cash of $4.8 million. The shares were issued at a price of $8.30 per share, the closing stock price of the Class A common stock on February 27, 2014. The total purchase price was $19.8 million, including the conversion of 294,400 Premier stock options having a fair value of $632,000. The acquisition was a tax-free transaction. Due to the close proximity of the acquisition date and the date that the Company’s financial statements were issued, preliminary fair value estimates are not available.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its CEO, CFO, and Chief Accounting Officer (“CAO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K, the Company maintained effective disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. On April 1, 2014, the Company acquired Capstone. As permitted by guidance provided by the Staff of the U.S. Securities and Exchange Commission, management excluded from its assessment of internal control over financial reporting as of December 31, 2014 CapStone’s internal control over financial reporting associated with 8.4% of consolidated revenue (total interest income and total noninterest income) for the year ended December 31, 2014 and 9.3% of consolidated total assets as of December 31, 2014. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO, CFO and CAO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, management has determined that, as of December 31, 2014, the Company’s internal control over financial reporting is effective. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

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

The Company’s independent registered public accounting firm, Dixon Hughes Goodman LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. This Report of Independent Registered Public Accounting Firm is included in Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s CEO, CFO, and CAO, changes in the Company’s internal control over financial reporting during the fourth quarter of 2014. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) The exhibits to the Form 10-K begin on page 123 of this Report.

(c) See 15(a)(2) above.

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Combination and Reorganization dated as of October 8, 2014, by and among Premier Commercial Bank, NewBridge Bancorp and NewBridge Bank, incorporated herein by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on October 8, 2014 (SEC File No. 000-11448).

3.1	Articles of Incorporation, and amendments thereto, incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

3.2	Articles of Merger of FNB Financial Services Corporation with and into LSB Bancshares Inc., including amendments to the Articles of Incorporation, as amended, incorporated herein by reference to Exhibit 3.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

3.3	Amended and Restated Bylaws adopted by the Board of Directors on August 17, 2004 and amended on July 23, 2008 (with identified Bylaw approved by the shareholders) incorporated herein by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009 (SEC File No. 000-11448).

3.4	Articles of Amendment, filed with the North Carolina Department of the Secretary of State on December 12, 2008, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

3.5	Articles of Amendment to Designate the Terms of the Series B Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock and Series C Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on November 30, 2012 (SEC File No. 000-11448).

3.6	Articles of Amendment, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on February 21, 2013 (SEC File No. 000-11448).

4.1	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.02 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.2	Guarantee Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.03 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.3	Indenture, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.04 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.4	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.5	Certificate of Designation for the Class B Common Stock, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on February 21, 2013 (SEC File No. 000-11448).

4.6	Specimen Certificate of Class A Common Stock, no par value, incorporated herein by reference to Exhibit 4.6 of the Annual Report on Form 10-K filed with the SEC on March 12, 2014 (SEC File No. 000-11448).

4.7	Form of Subordinated Note, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on March 14, 2014 (SEC File No. 000-11448).

10.1	Benefit Equivalency Plan of FNB Southeast, effective January 1, 1994, incorporated herein by reference to Exhibit 10 of the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the SEC (SEC File No. 000-13086).*

10.2	1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1995, filed with the SEC on March 28, 1996 (SEC File No. 000-11448).*

10.3	Omnibus Equity Compensation Plan, incorporated herein by reference to Exhibit 10(B) of the Annual Report on Form 10-KSB40 for the fiscal year ended December 31, 1996, filed with the SEC on March 31, 1997 (SEC File No. 000-13086).*

10.4	Amendment to Benefit Equivalency Plan of FNB Southeast, effective January 1, 1998, incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 25, 1999 (SEC File No. 000-13086).*

10.5	Amendment Number 1 to 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).*

10.6	Long Term Stock Incentive Plan for certain senior management employees of FNB Southeast, incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003 (SEC File No. 000-13086).*

10.7	Form of Stock Option Award Agreement for a Director adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.8	Form of Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.9	Form of Amendment to the applicable Grant Agreements under the 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.10	Form of Amendment to the Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.11	Restated Form of Director Fee Deferral Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.12	Form of Stock Appreciation Rights Award Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.13	FNB Amended and Restated Directors Retirement Policy, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.14	Amendment to the FNB Directors and Senior Management Deferred Compensation Plan Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, FNB Southeast and FNB, dated July 31, 2007, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.15	Directors and Senior Management Deferred Compensation Plan Trust Agreement between FNB Southeast and Morgan Trust Company, incorporated herein by reference to Exhibit 99.7 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.16	Second Amendment to the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, NewBridge Bancorp and NewBridge Bank, which is incorporated herein by reference to Exhibit 99.8 of the current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.17	NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.18	First Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.10 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.19	NewBridge Bancorp Amended and Restated Long Term Stock Incentive Plan, formerly the “FNB Long Term Stock Incentive Plan” (the “2006 Omnibus Plan”), incorporated herein by reference to Exhibit 10.27 of the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 (SEC File No. 000-11448).*

10.20	Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.44 of the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.21	Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.45 of the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.22	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and Ramsey K. Hamadi, dated March 2, 2012, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on March 2, 2012 (SEC File No. 000-11448).*

10.23	Second Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 11, 2012, incorporated herein by reference to Exhibit 10.33 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.24	Third Amendment to the Trust Agreement for the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy, effective March 5, 2012, incorporated herein by reference to Exhibit 10.34 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.25	Appointment of Successor Trustee under the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management dated March 5, 2012, incorporated herein by reference to Exhibit 10.35 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.26	Second Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.36 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.27	Third Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.37 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.28	Fourth Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.38 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.29	Form of Securities Purchase Agreement, dated November 1, 2012, between NewBridge Bancorp and certain investors, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 1, 2012 (SEC File No. 000-11448).

10.30	Form of Registration Rights Agreement, dated November 1, 2012, between NewBridge Bancorp and certain investors, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on November 1, 2012 (SEC File No. 000-11448).

10.31	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and William W. Budd, Jr., executed February 8, 2013, and effective March 5, 2013, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on February 11, 2013 (SEC File No. 000-11448).*

10.32	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and Robin S. Hager, executed February 8, 2013, and effective August 1, 2013, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on February 11, 2013 (SEC File No. 000-11448).*

10.33	Third Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 23, 2013, incorporated herein by reference to Exhibit 10.35 of the Annual Report on Form 10-K filed with the SEC on March 12, 2014 (SEC File No. 000-11448).*

10.34	Form of Subordinated Note Purchase Agreement, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on March 14, 2014 (SEC File No. 000-11448).

10.35	CapStone Bank 2006 Incentive Stock Option Plan, incorporated herein by reference to Exhibit 99.1 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

10.36	CapStone Bank 2006 Nonstatutory Stock Option Plan, incorporated herein by reference to Exhibit 99.2 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

10.37	Patriot State Bank 2007 Incentive Stock Option Plan, incorporated herein by reference to Exhibit 99.3 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

10.38	Patriot State Bank 2007 Nonstatutory Stock Option Plan, incorporated herein by reference to Exhibit 99.4 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

10.39	Form of Settlement and Release Agreement between NewBridge Bank and Michael S. Patterson, incorporated herein by reference to Exhibit 10.37 of the Registration Statement on Form S-4, filed with the SEC on December 23, 2013 (SEC File No. 333-193045).*

10.40	Form of Continuing Services Agreement between NewBridge Bank and Michael S. Patterson, incorporated herein by reference to Exhibit 10.36 of the Registration Statement on Form S-4, filed with the SEC on December 23, 2013 (SEC File No. 333-193045).*

10.41	Amended and Restated Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and Pressley A. Ridgill, executed August 21, 2014, and effective September 1, 2014, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on August 21, 2014 (SEC File No. 000-11448).*

10.42	NewBridge Bank Supplemental Executive Retirement Plan, executed November 6, 2014, and effective September 1, 2014, incorporated herein by reference to Exhibit 10.43 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 7, 2014 (SEC File No. 000-11448).*

10.43	NewBridge Bank Supplemental Executive Retirement Plan Participation Agreement by and between NewBridge Bank and Pressley A. Ridgill, executed November 6, 2014, and effective September 1, 2014, incorporated herein by reference to Exhibit 10.44 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 7, 2014 (SEC File No. 000-11448).*

10.44	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and Ramsey K. Hamadi, effective March 30, 2015, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on February 6, 2015 (SEC File No. 000-11448).*

21.1	Schedule of Subsidiaries.

23.1	Consent of Dixon Hughes Goodman LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Financial Statements filed in XBRL format.

* Management contract and compensatory arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWBRIDGE BANCORP

Date:	March 12, 2015	By:	/s/ Pressley A. Ridgill
Pressley A. Ridgill,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ pressley a. ridgill	President, Chief Executive Officer, Director	March 12, 2015
Pressley A. Ridgill	(Principal Executive Officer)

/s/ ramsey k. hamadi	Senior Executive Vice President, Chief Financial Officer	March 12, 2015
Ramsey K. Hamadi	(Principal Financial Officer)

/s/ richard m. cobb	Executive Vice President, Chief Accounting Officer, Controller	March 12, 2015
Richard M. Cobb	(Principal Accounting Officer)

/s/ michael s. albert	Chairman of the Board	March 12, 2015
Michael S. Albert

/s/ barry Z. dodson	Vice Chairman of the Board	March 12, 2015
Barry Z. Dodson

/s/ robert a. boyette	Director	March 12, 2015
Robert A. Boyette

/s/ j. david branch	Director	March 12, 2015
J. David Branch

/s/ c. arnold britt	Director	March 12, 2015
C. Arnold Britt

/s/ robert c. clark	Director	March 12, 2015
Robert C. Clark

/s/ alex a. diffey, jr.	Director	March 12, 2015
Alex A. Diffey, Jr.

/s/ donald p. johnson	Director	March 12, 2015
Donald P. Johnson

	Director	March 12, 2015
Joseph H. Kinnarney

/s/ michael s. patterson	Director	March 12, 2015
Michael S. Patterson

/s/ mary e. rittling	Director	March 12, 2015
Mary E. Rittling

/s/ e. reid teague, jr.	Director	March 12, 2015
E. Reid Teague, Jr.

/s/ richard a. urquhart, iii	Director	March 12, 2015
Richard A. Urquhart, III

/s/ g. alfred webster	Director	March 12, 2015
G. Alfred Webster

/s/ kenan c. wright	Director	March 12, 2015
Kenan C. Wright

	Director	March 12, 2015
Julius S. Young, Jr.

EXHIBIT INDEX

Exhibit	Description

21.1	Schedule of Subsidiaries.

23.1	Consent of Dixon Hughes Goodman LLP.

31.1	Certification of Pressley A. Ridgill.

31.2	Certification of Ramsey K. Hamadi.

32.1	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

101.1	Financial Statements submitted in XBRL format.

