Form 10-Q
period 2015-03-31
NEWBRIDGE BANCORP
filed 2015-05-08
CIK 714530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2015

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

At May 7, 2015, the registrant had 35,880,135 shares of Class A Common Stock outstanding and 3,186,748 shares of Class B Common Stock outstanding.

NEWBRIDGE BANCORP

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

NewBridge Bancorp and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$38,751	$32,870
Interest-bearing bank balances	5,089	1,499
Investment certificates of deposit	18,822	15,632
Loans held for sale	11,739	6,181
Available for sale investment securities	392,045	366,097
Held to maturity investment securities (market value of $146,573 and $131,915 at March 31, 2015 and December 31, 2014, respectively)	144,038	130,701
Loans	1,948,032	1,804,406
Less allowance for credit losses	(21,878)	(22,112)
Net loans	1,926,154	1,782,294
Premises and equipment	44,756	44,822
Goodwill and other intangible assets	29,880	26,679
Real estate acquired in settlement of loans	2,484	3,057
Bank-owned life insurance	61,496	52,891
Deferred tax assets	31,601	33,133
Other assets	28,181	24,376
Total assets	$2,735,036	$2,520,232

Liabilities
Noninterest-bearing deposits	$360,378	$319,327
NOW deposits	543,149	509,450
Savings and money market deposits	543,181	454,372
Time deposits	580,077	549,415
Total deposits	2,026,785	1,832,564
Borrowings from the Federal Home Loan Bank	355,800	346,700
Other borrowings	79,654	91,774
Accrued expenses and other liabilities	21,584	17,839
Total liabilities	2,483,823	2,288,877

Shareholders’ Equity
Preferred stock – Authorized 30,000,000 shares; issued and outstanding – none at 3/31/15 and 12/31/2014	-	-
Common stock	290,755	275,615
Class A, no par value – Authorized 90,000,000 shares; issued and outstanding – 35,815,135 at 3/31/2015 and 34,008,795 at 12/31/2014
Class B, no par value – Authorized 10,000,000 shares; issued and outstanding – 3,186,748 at 3/31/2015 and 12/31/2014
Directors’ deferred compensation plan	(324)	(324)
Accumulated deficit	(40,056)	(43,241)
Accumulated other comprehensive income (loss)	838	(695)
Total shareholders’ equity	251,213	231,355
Total liabilities and shareholders’ equity	$2,735,036	$2,520,232

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Income

(Unaudited; dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2015	2014

Interest Income
Interest and fees on loans	$19,463	$15,111
Interest on investment securities:
Taxable	3,959	2,796
Tax-exempt	276	156
Interest-bearing bank balances and investment certificates of deposit	37	1
Total interest income	23,735	18,064

Interest Expense
Deposits	1,140	857
Federal Home Loan Bank borrowings	263	186
Other borrowings	645	385
Total interest expense	2,048	1,428
Net interest income	21,687	16,636
Provision for credit losses	104	144
Net interest income after provision for credit losses	21,583	16,492

Noninterest Income
Retail banking	2,108	2,579
Mortgage banking services	356	129
Wealth management services	752	716
Gain on sale of investment securities	-	-
Bank-owned life insurance	307	448
Other	862	454
Total noninterest income	4,385	4,326

Noninterest Expense
Personnel	10,069	8,341
Occupancy	1,379	1,186
Furniture and equipment	961	907
Technology and data processing	1,213	1,117
Legal and professional	740	538
FDIC insurance	411	397
Real estate acquired in settlement of loans	177	398
Acquisition-related	2,257	88
Other	2,920	2,495
Total noninterest expense	20,127	15,467
Income before income taxes	5,841	5,351
Income tax expense	2,071	1,900
Net Income	3,770	3,451
Dividends on preferred stock	-	(337)
Net Income available to common shareholders	$3,770	$3,114

Earnings per share:
Basic	$0.10	$0.11
Diluted	$0.10	$0.11

Cash dividends declared per share	$0.015	-

Weighted average shares outstanding:
Basic	37,844,273	28,487,709
Diluted	38,333,841	28,597,530

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited; dollars in thousands)

	Three Months Ended
	March 31
	2015	2014

Net Income	$3,770	$3,451

Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period, net of tax of $736 and $1,130, respectively	1,187	1,775
Unrealized gains (losses) of cash flow hedges:
Unrecognized holding gains (losses) arising during period, net of tax of $289 and $0, respectively	467	-
Reclassification adjustment for (gains) losses included in net income, net of tax of $(75) and $0, respectively	(121)	-
Defined benefit pension plans:
Amortization of net loss, net of tax of $0 and $6, respectively	-	(10)
Total other comprehensive income (loss)	1,533	1,765

Comprehensive Income	$5,303	$5,216

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2015 and 2014

(Unaudited; dollars in thousands)

					Directors’		Accumulated
	Preferred	Common Stock			Deferred		Other	Total
	Stock	Class A	Class B		Comp	Accumulated	Comprehensive	Shareholders’
	Series A	Shares	Shares	Amount	Plan	Deficit	Income (Loss)	Equity
Balances at December 31, 2013	$15,000	25,291,568	3,186,748	$210,297	$(468)	$(56,880)	$(1,157)	$166,792
Net Income	-	-	-	-	-	3,451	-	3,451
Change in accumulated other comprehensive income (loss) net of deferred income taxes	-	-	-	-	-	-	1,765	1,765
Redemption of preferred stock	(15,000)	-	-	-	-	-	-	(15,000)
Dividends on preferred stock	-	-	-	-	-	(337)	-	(337)
Stock issuance pursuant to restricted stock units	-	12,252	-	(49)	-	-	-	(49)
Stock-based compensation	-	-	-	203	-	-	-	203
Balances at March 31, 2014	$-	25,303,820	3,186,748	$210,451	$(468)	$(53,766)	$608	$156,825

Balances at December 31, 2014	$-	34,008,795	3,186,748	$275,615	$(324)	$(43,241)	$(695)	$231,355
Net Income	-	-	-	-	-	3,770	-	3,770
Change in accumulated other comprehensive income (loss) net of deferred income taxes	-	-	-	-	-	-	1,533	1,533
Acquisition of Premier Commercial Bank	-	1,735,465	-	15,037	-	-	-	15,037
Expense of stock issuance	-	-	-	(101)	-	-	-	(101)
Dividends on common stock	-	-	-	-	-	(585)	-	(585)
Exercise of stock options	-	20,000	-	122	-	-	-	122
Stock issuance pursuant to restricted stock units	-	50,875	-	(240)	-	-	-	(240)
Excess tax benefits from stock-based awards	-	-	-	135	-	-	-	135
Stock-based compensation	-	-	-	187	-	-	-	187
Balances at March 31, 2015	$-	35,815,135	3,186,748	$290,755	$(324)	$(40,056)	$838	$251,213

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited; dollars in thousands)

	Three Months Ended
	March 31
	2015	2014

Cash Flow from operating activities
Net Income	$3,770	$3,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,082	1,402
Securities premium amortization and discount accretion, net	117	219
Earnings on bank-owned life insurance	(307)	(448)
Mortgage banking services	(356)	(129)
Originations of loans held for sale	(30,972)	(14,130)
Proceeds from sales of loans held for sale	28,089	14,303
Accretion on acquired loans	(1,468)	(705)
Excess tax benefits from stock-based awards	(135)	-
Deferred income tax expense (benefit)	2,071	1,900
Writedowns and (gains) losses on sales of real estate acquired in settlement of loans, net	94	245
Provision for credit losses	104	144
Stock-based compensation	187	203
(Increase) decrease in income taxes receivable	(175)	99
(Increase) decrease in interest earned but not received	(186)	46
Increase (decrease) in interest accrued but not paid	283	(14)
Net (increase) decrease in other assets	(1,777)	(1,288)
Net increase (decrease) in other liabilities	610	(248)
Net cash provided by (used in) operating activities	1,031	5,050

Cash Flow from investing activities
Net cash received from acquisition	3,215	-
Proceeds from maturities of investment certificates of deposit	1,245	-
Purchases of available for sale (“AFS”) securities	(9,480)	(11,805)
Purchases of held to maturity (“HTM”) securities	(18,195)	(36,517)
Proceeds from sales of AFS securities	25,891	-
Proceeds from maturities, prepayments and calls of AFS securities	8,507	9,001
Proceeds from maturities, prepayments and calls of HTM securities	4,880	751
Net (increase) decrease in loans	(46,848)	(27,584)
Purchase of bank-owned life insurance	(8,299)	-
Purchases of premises and equipment	(705)	(466)
Proceeds from sales of premises and equipment	1	352
Proceeds from sales of real estate acquired in settlement of loans	905	2,233
Net cash provided by (used in) investing activities	(38,883)	(64,035)

Cash Flow from financing activities
Net increase (decrease) in demand deposits and NOW accounts	51,642	31,653
Net increase (decrease) in savings and money market accounts	17,727	(4,344)
Net increase (decrease) in time deposits	827	40,981
Net increase (decrease) in Federal Home Loan Bank borrowings	(10,669)	6,000
Net increase (decrease) in other borrowings	(12,120)	9,000
Dividends paid	-	(337)
Redemption of preferred stock	-	(15,000)
Exercise of stock options	122	-
Cash paid in lieu of issuing shares pursuant to restricted stock units	(240)	(49)
Excess tax benefits from stock-based awards	135	-
Expense of stock issuance	(101)	-
Net cash provided by (used in) financing activities	47,323	67,904
Increase (decrease) in cash and cash equivalents	9,471	8,919
Cash and cash equivalents at the beginning of the period	34,369	33,513
Cash and cash equivalents at the end of the period	$43,840	$42,432

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited; dollars in thousands)

	Three Months Ended
	March 31
	2015	2014

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$1,750	$1,442
Income taxes	200	-

Supplemental disclosures of noncash transactions
Transfer of loans to real estate acquired in settlement of loans	$425	$550
Dividends declared but not paid	585	-
Unrealized gains (losses) on securities available for sale:
Change in securities available for sale	1,923	2,905
Change in deferred income taxes	(736)	(1,130)
Change in shareholders’ equity	1,187	1,775
Unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges	560	-
Change in deferred income taxes	(214)	-
Change in shareholders’ equity	346	-
Acquisition:
Fair value of assets acquired	161,663	-
Fair value of liabilities assumed	144,483	-

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and provisions for credit losses considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2015 (SEC File No. 000-11448) (the “Annual Report”). This Quarterly Report should be read in conjunction with the Annual Report.

Recent accounting pronouncements

In January 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” This Update provides guidance on when an in-substance repossession or foreclosure is deemed to occur, which requires the mortgage loan to be derecognized and the related real estate be recognized. The Update clarifies that an in-substance repossession or foreclosure is deemed to occur upon either (i) a creditor obtaining legal title to the residential real estate or (ii) the borrower conveying all interest in the residential real estate through a deed in lieu of foreclosure (or a similar legal agreement). Creditors must disclose the amount of foreclosed residential real estate held as well as the amount of collateralized loans for which foreclosure is in process. The Update became effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Update can be adopted on either a modified retrospective or a prospective method, and early adoption was permitted. The Company adopted this Update prospectively January 1, 2015, which requires additional disclosure by the Company but does not otherwise materially affect our financial statements. (See Note 5 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This Update sets new guidance to clarify principles for recognizing revenue and develops a common revenue standard with the International Accounting Standards Board. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. On April 29, 2015, the FASB released proposed ASU 2015-240, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which calls for a one-year delay of the effective date of this Update for most companies. The Company is currently evaluating the effect of adopting ASU 2014-09 on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (Topic 860).” The amendments in this Update require two accounting changes. First, the amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. Also, the amendments in this Update require disclosure for certain transactions accounted for as a sale and for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings. The accounting changes and the disclosure for certain transactions accounted for as a sale in this Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014 and for interim periods beginning after March 15, 2015. Early adoption for a public business entity is prohibited. This Update will require additional disclosure by the Company but does not otherwise materially affect our financial statements.

In August 2014, the FASB issued ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (i) the loan has a government guarantee that is not separable from the loan before foreclosure; (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity should adopt the amendments in this Update using either a prospective transition method or a modified retrospective transition method. Early adoption, including adoption in an interim period, was permitted if the entity already had adopted ASU 2014-04. The adoption of ASU 2014-14 did not have a material effect on the Company’s consolidated financial statements as the Company does not have a material amount of government-guaranteed mortgage loans.

In February 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This Update eliminates from GAAP the concept of extraordinary items, which are items that are unusual in nature and infrequent. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively and also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Subtopic 810): Amendments to the Consolidation Analysis.” This Update provides an additional requirement for a limited partnership or similar entity to qualify as a voting interest entity and also amends the criteria for consolidating such an entity. In addition, the Update amends the criteria for evaluating fees paid to a decision maker or service provider as a variable interest and amends the criteria for evaluating the effect of fee arrangements and related parties on a variable interest entity primary beneficiary determination. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not anticipate that the adoption of ASU 2015-02 will have a material effect on its consolidated financial statements as the Company does not have any significant investments in limited partnerships with voting rights.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This Update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis. The adoption of ASU 2015-03 is not expected to have a material effect on the Company’s consolidated financial statements.

Reclassification

Certain items for 2014 have been reclassified to conform to the 2015 presentation. Such reclassifications had no effect on net income, total assets or shareholders’ equity as previously reported.

Note 2 — Business Combinations and Acquisitions

Acquisition of Premier Commercial Bank

On February 27, 2015, the acquisition of Premier Commercial Bank (“Premier”) was completed. Premier, a commercial bank headquartered in Greensboro, NC, operated one full-service banking office centrally located in Greensboro and residential mortgage origination offices in Greensboro, Charlotte, Raleigh, High Point, Kernersville and Burlington, NC. Per the terms of the Agreement and Plan of Combination and Reorganization, 75% of the 1,925,247 shares of Premier common stock outstanding at acquisition were exchanged for 1,735,465 shares of the Company’s Class A common stock at an exchange ratio of 1.2019, and the remaining 25% was exchanged for cash of $4.8 million. The shares were issued at a price of $8.30 per share, the closing stock price of the Class A common stock on February 27, 2015. The total purchase price was $19.8 million, including the conversion of 294,400 Premier stock options having a fair value of $632,000. The acquisition was a tax-free transaction.

The transaction was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of Premier, as of February 27, 2015, were recorded at their respective fair values, and the excess of the acquisition consideration over the fair value of Premier’s net assets was allocated to goodwill. For the acquisition of Premier, estimated fair values of assets acquired and liabilities assumed are based on the information available, and the Company believes this information provides a reasonable basis for determining fair values. Management continues to evaluate these fair values, which are subject to revision as more detailed analyses are completed and additional information becomes available. Any changes resulting from the evaluation of these or other estimates as of the acquisition date may change the amount of the fair values recorded.

The following table summarizes the allocation of the purchase price to the assets acquired and the liabilities assumed based on their estimated fair values (dollars in thousands, except per share data):

Fair value of assets acquired
Cash and cash equivalents	$8,028
Investment certificates of deposit	4,478
Loans held for sale	2,319
Investment securities	47,085
Loans	95,984
Premises and equipment	114
Core deposit intangible	970
Deferred tax assets	1,355
Other assets	1,330
Total assets acquired	161,663
Fair value of liabilities assumed
Deposits	124,182
Federal Home Loan Bank borrowings	19,810
Other liabilities	491
Total liabilities assumed	144,483
Net assets acquired	$17,180
Purchase price
Shares of common stock issued	1,735,465
Purchase price per share of the Company’s common stock	$8.30
Company common stock issued and cash exchanged for fractional shares	14,405
Fair value of converted stock options	632
Cash paid	4,813
Total purchase price	$19,850
Goodwill	$2,670

Purchased Credit Impaired (“PCI”) loans acquired totaled $16.1 million at estimated fair value, and acquired performing loans totaled $79.9 million at estimated fair value. The gross contractual amount receivable for PCI loans and acquired performing loans was $20.0 million and $100.1 million, respectively, as of the acquisition date. For the acquired performing loans, the best estimate at acquisition date of contractual cash flows not expected to be collected is $1.4 million.

Goodwill recorded for Premier represents future revenues to be derived, including efficiencies that will result from combining operations, and other non-identifiable intangible assets. None of the goodwill is expected to be deductible for tax purposes.

Pro Forma

The following table reflects the pro forma total net interest income, noninterest income and net income for the three months ended March 31, 2015 and 2014 as though the acquisition of Premier had taken place on January 1, 2014. The pro forma results are not adjusted for acquisition-related expense, and are not necessarily indicative of the results of operations that would have occurred had the acquisition actually taken place on January 1, 2014, nor of future results of operations.

	Three Months Ended March 31
(Dollars in thousands)	2015	2014
Net interest income	$22,361	$18,052
Noninterest income	4,691	4,904
Net income	3,461	3,709

It is not practicable to present the revenue and earnings of Premier since acquisition because Premier has not been maintained as a separate accounting entity.

Acquisition of CapStone Bank

On April 1, 2014, the Company completed its acquisition of CapStone Bank (“CapStone”), headquartered in Raleigh, NC, with branches in Cary, Clinton, Fuquay-Varina and Raleigh, pursuant to which CapStone’s shareholders received 2.25 shares of the Company’s Class A common stock for each share of CapStone common stock. The Company issued 8,075,228 shares of Class A common stock (in exchange for 3,589,028 shares of CapStone common stock issued and outstanding as of the closing date) at a price of $7.14 per share, the closing stock price of the Class A common stock on March 31, 2014. The implied value of the consideration received by CapStone shareholders was $16.065 per share of CapStone common stock. The total purchase price was $62.3 million, including the conversion of 617,270 CapStone stock options having a fair value of $4.6 million. No cash was issued in the transaction other than an immaterial amount of cash paid in lieu of fractional shares. The acquisition was a tax-free transaction.

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

Acquisition-related expense during the first three months of 2015 totaled $2.3 million. These costs are recorded as noninterest expense as incurred. Acquisition-related expense during the first three months of 2014 was $88,000 and was related to the acquisitions of Security Savings Bank, SSB (“Security Savings”) and CapStone. The components of acquisition-related expense for 2015, predominately related to the acquisition of Premier, are as follows (dollars in thousands):

Personnel	$1,345
Furniture and equipment	330
Technology and data processing	389
Legal and professional	158
Other	35

Total acquisition-related expense	$2,257

Note 3 — Net Income Per Share

Basic and diluted net income per share are computed based on the weighted average number of shares outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if stock options were exercised or restricted stock units and performance units vested, resulting in the issuance of common stock sharing in the net income of the Company. A summary of basic and diluted net income per share follows (dollars in thousands, except per share data):

	Three Months Ended March 31
	2015	2014
Basic:
Net income available to common shareholders	$3,770	$3,114
Weighted average shares outstanding	37,844,273	28,487,709
Net income per share, basic	$0.10	$0.11
Diluted:
Net income available to common shareholders	$3,770	$3,114
Weighted average shares outstanding	37,844,273	28,487,709
Effect of dilutive securities:
Stock options	317,717	540
Restricted stock units and performance units	171,851	109,281
Weighted average shares outstanding and dilutive potential shares outstanding	38,333,841	28,597,530
Net income per share, diluted	$0.10	$0.11

Note 4 — Investment Securities

Investment securities consist of the following (dollars in thousands):

		Available for Sale - March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)

U.S. government agency securities	$56,633	$59	$(509)	$56,183	2.11%		6.51
Agency mortgage backed securities	30,160	1,366	-	31,526	3.02		3.59
Collateralized mortgage obligations	9,833	262	-	10,095	3.82		3.55
Commercial mortgage backed securities	33,371	1,273	-	34,644	3.39		2.41
Corporate bonds	135,761	4,181	(663)	139,279	3.72		2.84
Covered bonds	49,985	1,831	-	51,816	3.48		1.75
State and municipal obligations	33,814	1,231	(2)	35,043	5.02	(2)	3.55
Total debt securities	349,557	10,203	(1,174)	358,586	3.46	2)	3.39
Federal Home Loan Bank stock	17,540	-	-	17,540
Federal Reserve Bank stock	6,097	-	-	6,097
Other equity securities	9,336	549	(63)	9,822
Total	$382,530	$10,752	$(1,237)	$392,045

		Available for Sale - December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)

U.S. government agency securities	$49,599	$-	$(1,485)	$48,114	2.05%		6.80
Agency mortgage backed securities	19,314	1,255	-	20,569	3.78		3.46
Collateralized mortgage obligations	10,492	217	-	10,709	3.81		3.72
Commercial mortgage backed securities	33,646	1,179	-	34,825	3.40		2.62
Corporate bonds	128,798	3,612	(535)	131,875	3.78		3.50
Covered bonds	49,976	2,017	(73)	51,920	3.49		1.98
State and municipal obligations	33,930	1,204	(4)	35,130	5.17	(2)	3.75
Total debt securities	325,755	9,484	(2,097)	333,142	3.58	(2)	3.71
Federal Home Loan Bank stock	17,712	-	-	17,712
Federal Reserve Bank stock	5,702	-	-	5,702
Other equity securities	9,336	361	(156)	9,541
Total	$358,505	$9,845	$(2,253)	$366,097

		Held to Maturity - March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)

U.S. government agency securities	$29,783	$150	$(102)	$29,831	2.17%		4.45
Agency mortgage backed securities	52,466	1,751	-	54,217	2.56		4.76
Corporate bonds	28,653	297	(21)	28,929	2.71		3.97
Covered bonds	4,985	75	-	5,060	2.08		3.71
Subordinated debt issues	27,000	327	-	27,327	5.88		9.47
State and municipal obligations	1,151	58	-	1,209	4.28	(2)	7.42
Total	$144,038	$2,658	$(123)	$146,573	3.13	(2)	5.43

		Held to Maturity - December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)

U.S. government agency securities	$32,772	$95	$(416)	$32,451	2.16%		4.75
Agency mortgage backed securities	54,339	1,352	-	55,691	2.58		4.43
Corporate bonds	23,455	123	(64)	23,514	2.72		4.19
Covered bonds	4,984	25	-	5,009	2.08		3.92
Subordinated debt issues	14,000	50	(17)	14,033	6.26		9.35
State and municipal obligations	1,151	66	-	1,217	4.28	(2)	7.60
Total	$130,701	$1,711	$(497)	$131,915	2.89	(2)	5.00

(1) Average remaining duration to maturity, in years

(2) Fully taxable-equivalent basis

The following table shows the Company’s investments with gross unrealized losses and their fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, as of March 31, 2015 (dollars in thousands):

	Less Than 1 Year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency securities	$20,849	$(119)	$40,613	$(492)	$61,462	$(611)
Corporate bonds	18,945	(684)	-	-	18,945	(684)
State and municipal obligations	-	-	177	(2)	177	(2)
Equity securities	1,024	(4)	1,838	(59)	2,862	(63)
Total securities	$40,818	$(807)	$42,628	$(553)	$83,446	$(1,360)

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

There were 19 available for sale debt securities and seven held to maturity securities in an unrealized loss position at March 31, 2015. Management does not intend to sell any of these securities that have unrealized losses and believes that it is not likely that we will have to sell any such securities before a recovery of cost. The unrealized losses in all of these securities are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased and are not the result of deteriorated credit quality. The fair value is expected to recover as the bonds approach their maturity dates or repricing dates or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

There were three available for sale equity securities in an unrealized loss position at March 31, 2015. Although two of those three securities have been in a loss position one year or more, they remain investment grade by all rating agencies and show no indication that dividend payments or credit of the issuer are at risk. Management does not intend to sell these securities, believes that it is not likely that sales of these securities will be necessary before a recovery of cost and does not consider these securities other-than-temporarily impaired.

Investment securities with an amortized cost of $172.8 million and $170.0 million, as of March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes. The Company has $30.0 million in letters of credit issued by the Federal Home Loan Bank of Atlanta, which are used in lieu of securities to pledge against public deposits.

Premier investment securities having a book value of $25.9 million were sold immediately following the acquisition to reposition the portfolio at no recorded gain or loss. No other investment securities were sold during the three months ended March 31, 2015, and no investment securities were sold during the three months ended March 31, 2014.

Note 5 — Loans and Allowance for Credit Losses

Loans held for investment are summarized in the following table (dollars in thousands) which include $93.1 million at March 31, 2015 of PCI loans resulting from the acquisition of Security Savings on October 1, 2013, the acquisition of CapStone on April 1, 2014, and the acquisition of Premier on February 27, 2015, and $81.1 million at December 31, 2014 of PCI loans resulting from the acquisitions of Security Savings and Capstone; loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered PCI loans:

	March 31, 2015			December 31, 2014
	Loans –			Loans –
	Excluding	PCI	Total	Excluding	PCI	Total
	PCI	Loans	Loans	PCI	Loans	Loans
Secured by owner-occupied nonfarm nonresidential properties	$307,797	$21,075	$328,872	$292,013	$17,969	$309,982
Secured by other nonfarm nonresidential properties	444,759	18,002	462,761	411,107	15,768	426,875
Other commercial and industrial	213,732	6,021	219,753	189,085	2,819	191,904
Total Commercial	966,288	45,098	1,011,386	892,205	36,556	928,761

Construction loans – 1 to 4 family residential	40,305	1,009	41,314	42,969	712	43,681
Other construction and land development	144,630	3,848	148,478	120,612	3,816	124,428
Total Real estate – construction	184,935	4,857	189,792	163,581	4,528	168,109

Closed-end loans secured by 1 to 4 family residential properties	395,200	28,089	423,289	379,646	26,626	406,272
Lines of credit secured by 1 to 4 family residential properties	228,621	6,324	234,945	222,329	6,375	228,704
Loans secured by 5 or more family residential properties	47,234	6,752	53,986	32,611	4,987	37,598
Total Real estate – mortgage	671,055	41,165	712,220	634,586	37,988	672,574

Credit cards	7,456	-	7,456	7,656	-	7,656
Other revolving credit plans	9,744	25	9,769	9,085	27	9,112
Other consumer loans	6,421	1,930	8,351	7,414	1,982	9,396
Total Consumer	23,621	1,955	25,576	24,155	2,009	26,164

All other loans	9,058	-	9,058	8,798	-	8,798
Total Other	9,058	-	9,058	8,798	-	8,798

Total loans held for investment	$1,854,957	$93,075	$1,948,032	$1,723,325	$81,081	$1,804,406

Unamortized deferred loan origination fees and costs were a net cost of $1.7 million at March 31, 2015 and $1.3 million at December 31, 2014.

Loans totaling $11.7 million and $6.2 million, as of March 31, 2015 and December 31, 2014, respectively, were held for sale, and stated at the lower of cost or market value on an individual basis.

As of March 31, 2015 and December 31, 2014, qualifying loans totaling approximately $641.5 million and $768.9 million, respectively, were pledged under a blanket lien to secure the lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Richmond.

Nonperforming assets are summarized as follows (dollars in thousands):

	March 31,	December 31,
	2015	2014
Commercial nonaccrual loans, not restructured	$1,349	$1,620
Commercial nonaccrual loans, restructured	-	-
Non-commercial nonaccrual loans, not restructured	2,525	3,471
Non-commercial nonaccrual loans, restructured	63	5
Total nonaccrual loans	3,937	5,096
Troubled debt restructured, accruing	2,004	2,116
Total nonperforming loans	5,941	7,212
Real estate acquired in settlement of loans	2,484	3,057
Total nonperforming assets	$8,425	$10,269

Restructured loans, performing (1)	$1,045	$1,151
Loans past due 90 days or more and still accruing(2)	$1,942	$1,534

Nonperforming loans to loans held for investment	0.30%	0.40%
Nonperforming assets to total assets at end of period	0.31%	0.41%
Allowance for credit losses to nonperforming loans	368.25%	306.60%

(1) Loans restructured in a prior year without an interest rate concession or forgiveness of debt that are performing in accordance with their restructured terms.

(2) Loans past due 90 days or more and still accruing includes $1,934 and $1,463 of PCI loans as of March 31, 2015 and December 31, 2014, respectively.

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

Commitments to lend additional funds to borrowers whose loans have been restructured were not material at March 31, 2015.

The amount of real estate acquired in settlement of loans secured by one to four family residential properties was $979,000 at March 31, 2015. The amount of loans secured by one to four family residential properties in process of foreclosure at March 31, 2015, was $1.9 million. As of March 31, 2015, there had been no foreclosures on mortgage loans with a government guarantee.

The aging of loans is summarized in the following tables (dollars in thousands):

Loans – Excluding PCI
March 31, 2015	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$362	$-	$717	$1,079	$306,718	$307,797
Secured by other nonfarm nonresidential properties	150	-	-	150	444,609	444,759
Other commercial and industrial	814	-	632	1,446	212,286	213,732
Total Commercial	1,326	-	1,349	2,675	963,613	966,288

Construction loans – 1 to 4 family residential	164	-	-	164	40,141	40,305
Other construction and land development	540	-	61	601	144,029	144,630
Total Real estate – construction	704	-	61	765	184,170	184,935

Closed-end loans secured by 1 to 4 family residential properties	2,489	-	1,356	3,845	391,355	395,200
Lines of credit secured by 1 to 4 family residential properties	1,880	-	1,127	3,007	225,614	228,621
Loans secured by 5 or more family residential properties	-	-	-	-	47,234	47,234
Total Real estate – mortgage	4,369	-	2,483	6,852	664,203	671,055

Credit cards	66	8	-	74	7,382	7,456
Other revolving credit plans	19	-	-	19	9,725	9,744
Other consumer loans	15	-	44	59	6,362	6,421
Total Consumer	100	8	44	152	23,469	23,621

All other loans	-	-	-	-	9,058	9,058
Total Other	-	-	-	-	9,058	9,058

Total loans	$6,499	$8	$3,937	$10,444	$1,844,513	$1,854,957

PCI Loans
March 31, 2015	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$497	$-	$-	$497	$20,578	$21,075
Secured by other nonfarm nonresidential properties	-	-	-	-	18,002	18,002
Other commercial and industrial	-	10	-	10	6,011	6,021
Total Commercial	497	10	-	507	44,591	45,098

Construction loans – 1 to 4 family residential	-	-	-	-	1,009	1,009
Other construction and land development	-	-	-	-	3,848	3,848
Total Real estate – construction	-	-	-	-	4,857	4,857

Closed-end loans secured by 1 to 4 family residential properties	1,725	1,792	-	3,517	24,572	28,089
Lines of credit secured by 1 to 4 family residential
properties	451	91	-	542	5,782	6,324
Loans secured by 5 or more family residential properties	-	-	-	-	6,752	6,752
Total Real estate – mortgage	2,176	1,883	-	4,059	37,106	41,165

Credit cards	-	-	-	-	-	-
Other revolving credit plans	-	-	-	-	25	25
Other consumer loans	-	41	-	41	1,889	1,930
Total Consumer	-	41	-	41	1,914	1,955

All other loans	-	-	-	-	-	-
Total Other	-	-	-	-	-	-

Total loans	$2,673	$1,934	$-	$4,607	$88,468	$93,075

Total Loans
March 31, 2015	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$859	$-	$717	$1,576	$327,296	$328,872
Secured by other nonfarm nonresidential properties	150	-	-	150	462,611	462,761
Other commercial and industrial	814	10	632	1,456	218,297	219,753
Total Commercial	1,823	10	1,349	3,182	1,008,204	1,011,386

Construction loans – 1 to 4 family residential	164	-	-	164	41,150	41,314
Other construction and land development	540	-	61	601	147,877	148,478
Total Real estate – construction	704	-	61	765	189,027	189,792

Closed-end loans secured by 1 to 4 family residential properties	4,214	1,792	1,356	7,362	415,927	423,289
Lines of credit secured by 1 to 4 family residential properties	2,331	91	1,127	3,549	231,396	234,945
Loans secured by 5 or more family residential properties	-	-	-	-	53,986	53,986
Total Real estate – mortgage	6,545	1,883	2,483	10,911	701,309	712,220

Credit cards	66	8	-	74	7,382	7,456
Other revolving credit plans	19	-	-	19	9,750	9,769
Other consumer loans	15	41	44	100	8,251	8,351
Total Consumer	100	49	44	193	25,383	25,576

All other loans	-	-	-	-	9,058	9,058
Total Other	-	-	-	-	9,058	9,058

Total loans	$9,172	$1,942	$3,937	$15,051	$1,932,981	$1,948,032

Loans – Excluding PCI
December 31, 2014	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$1,366	$-	$1,353	$2,719	$289,294	$292,013
Secured by other nonfarm nonresidential properties	-	-	237	237	410,870	411,107
Other commercial and industrial	1,451	-	30	1,481	187,604	189,085
Total Commercial	2,817	-	1,620	4,437	887,768	892,205

Construction loans – 1 to 4 family residential	-	-	-	-	42,969	42,969
Other construction and land development	66	-	159	225	120,387	120,612
Total Real estate – construction	66	-	159	225	163,356	163,581

Closed-end loans secured by 1 to 4 family residential properties	3,529	35	1,871	5,435	374,211	379,646
Lines of credit secured by 1 to 4 family residential properties	2,578	-	1,301	3,879	218,450	222,329
Loans secured by 5 or more family residential properties	-	-	-	-	32,611	32,611
Total Real estate – mortgage	6,107	35	3,172	9,314	625,272	634,586

Credit cards	93	35	-	128	7,528	7,656
Other revolving credit plans	121	1	102	224	8,861	9,085
Other consumer loans	131	-	43	174	7,240	7,414
Total Consumer	345	36	145	526	23,629	24,155

All other loans	-	-	-	-	8,798	8,798
Total Other	-	-	-	-	8,798	8,798

Total loans	$9,335	$71	$5,096	$14,502	$1,708,823	$1,723,325

PCI Loans
December 31, 2014	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$285	$-	$-	$285	$17,684	$17,969
Secured by other nonfarm nonresidential properties	-	-	-	-	15,768	15,768
Other commercial and industrial	-	13	-	13	2,806	2,819
Total Commercial	285	13	-	298	36,258	36,556

Construction loans – 1 to 4 family residential	-	-	-	-	712	712
Other construction and land development	-	-	-	-	3,816	3,816
Total Real estate – construction	-	-	-	-	4,528	4,528

Closed-end loans secured by 1 to 4 family residential properties	2,394	1,396	-	3,790	22,836	26,626
Lines of credit secured by 1 to 4 family residential properties	380	33	-	413	5,962	6,375
Loans secured by 5 or more family residential properties	-	-	-	-	4,987	4,987
Total Real estate – mortgage	2,774	1,429	-	4,203	33,785	37,988

Credit cards	-	-	-	-	-	-
Other revolving credit plans	-	-	-	-	27	27
Other consumer loans	46	21	-	67	1,915	1,982
Total Consumer	46	21	-	67	1,942	2,009

All other loans	-	-	-	-	-	-
Total Other	-	-	-	-	-	-

Total loans	$3,105	$1,463	$-	$4,568	$76,513	$81,081

Total Loans
December 31, 2014	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$1,651	$-	$1,353	$3,004	$306,978	$309,982
Secured by other nonfarm nonresidential properties	-	-	237	237	426,638	426,875
Other commercial and industrial	1,451	13	30	1,494	190,410	191,904
Total Commercial	3,102	13	1,620	4,735	924,026	928,761

Construction loans – 1 to 4 family residential	-	-	-	-	43,681	43,681
Other construction and land development	66	-	159	225	124,203	124,428
Total Real estate – construction	66	-	159	225	167,884	168,109

Closed-end loans secured by 1 to 4 family residential properties	5,923	1,431	1,871	9,225	397,047	406,272
Lines of credit secured by 1 to 4 family residential properties	2,958	33	1,301	4,292	224,412	228,704
Loans secured by 5 or more family residential properties	-	-	-	-	37,598	37,598
Total Real estate – mortgage	8,881	1,464	3,172	13,517	659,057	672,574

Credit cards	93	35	-	128	7,528	7,656
Other revolving credit plans	121	1	102	224	8,888	9,112
Other consumer loans	177	21	43	241	9,155	9,396
Total Consumer	391	57	145	593	25,571	26,164

All other loans	-	-	-	-	8,798	8,798
Total Other	-	-	-	-	8,798	8,798

Total loans	$12,440	$1,534	$5,096	$19,070	$1,785,336	$1,804,406

At March 31, 2015 and December 31, 2014 there were $3.1 million and $3.3 million, respectively, of loans classified as TDRs. A restructured loan is classified as a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. The Company monitors the performance of restructured loans on an ongoing basis. For loans classified as TDRs, the Company further evaluates the loans as performing or nonperforming. Loans retain their accrual status at the time of their restructuring. As a result, if a loan is on nonaccrual at the time it is restructured, it stays as nonaccrual; and if a loan is on accrual at the time of the restructuring, it generally stays on accrual. A restructured loan will be reclassified to nonaccrual if the loan becomes 90 days delinquent or other weaknesses are observed which make collection of principal and interest unlikely. Nonperforming TDRs originally classified as nonaccrual may be reclassified as accruing if, subsequent to restructuring, they experience six consecutive months of payment performance according to the restructured terms. Further, a TDR may be considered performing and subsequently removed from nonperforming status in years subsequent to the restructuring if it meets the following criteria:

•	At the time of restructuring, the loan was made at a market rate of interest for comparable risk;
•	The loan has shown at least six consecutive months of payment performance in accordance with the restructured terms; and
•	The loan has been included in the TDR disclosures for at least one Annual Report on Form 10-K

Restructurings of loans and their classification as TDRs are based on individual facts and circumstances. Loan restructurings that are classified as TDRs may involve an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal or interest payments, which the Company considers are concessions. All loans classified as TDRs were restructured due to financial difficulties experienced by the borrower. The Company had $1.0 million and $1.2 million of performing TDRs at March 31, 2015 and December 31, 2014, respectively, which were restructured in a prior year without an interest rate concession and were performing in accordance with their restructured terms.

The following table provides information about TDRs restructured during the current and prior year period (dollars in thousands):

	Restructurings During the Three Months Ended March 31, 2015			Restructurings During the Three Months Ended March 31, 2014
	Number of Contracts	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Number of Contracts	Pre- Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
TDRs:
Real estate – mortgage	-	$-	$-	2	$51	$51
Total	-	$-	$-	2	$51	$51

There were no restructurings in the first quarter of 2015. The restructurings in the first quarter of 2014 involved deferral of interest payments.

A TDR is considered to be in default if it is 90 days or more past due at the end of any month during the reporting period.

No TDRs were restructured in the prior 12 months that subsequently defaulted during the three months ended March 31, 2015 or the three months ended March 31, 2014.

Interest is not typically accrued on nonperforming loans, as they are normally in nonaccrual status. However, interest may be accrued in certain circumstances on nonperforming TDRs, such as those that have an interest rate concession but are otherwise performing. Interest income on performing or nonperforming accruing TDRs is recognized consistent with any other accruing loan. Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on a loan is discontinued when, in management’s opinion, the borrower is not likely to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are placed on nonaccrual status when (i) management has concerns relating to the ability to collect the loan principal and interest, and (ii) generally when loans are 90 days or more past due. Interest income is subsequently recognized on a cash basis only to the extent payments are received and only if the loan is well secured. Commercial loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance (generally a minimum of six months) of interest and principal by the borrower in accordance with the contractual terms. Residential mortgage and consumer loans are typically returned to accrual status once they are no longer past due. There were $2.0 million in TDRs at March 31, 2015 and $2.2 million in TDRs at March 31, 2014 that were considered nonperforming and were accruing interest. The following table shows interest income recognized and received on these TDRs for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Recognized	Received	Recognized	Received
Interest Income:
Commercial	$-	$-	$3	$3
Real estate – construction	-	-	2	2
Real estate – mortgage	20	21	16	16
Total	$20	$21	$21	$21

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

Loans specifically identified and evaluated for levels of impairment totaled $3.7 million and $4.2 million at March 31, 2015 and December 31, 2014, respectively, as detailed in the following tables (dollars in thousands).

	Impaired Loans
		Unpaid		Average	Interest
	Recorded	Principal	Specific	Recorded	Income
	Balance	Balance	Allowance	Investment	Recognized
At March 31, 2015
Loans without a specific valuation allowance
Commercial	$329	$329	$-	$331	$3
Real estate – construction	446	446	-	463	8
Real estate – mortgage	352	372	-	431	6
Consumer	5	6	-	5	-
Total	1,132	1,153	-	1,230	17

Loans with a specific valuation allowance
Commercial	552	659	165	551	3
Real estate – construction	145	145	51	184	3
Real estate – mortgage	1,862	1,862	257	1,874	17
Consumer	10	10	1	11	-
Total	2,569	2,676	474	2,620	23

Total impaired loans
Commercial	881	988	165	882	6
Real estate – construction	591	591	51	647	11
Real estate – mortgage	2,214	2,234	257	2,305	23
Consumer	15	16	1	16	-
Total	$3,701	$3,829	$474	$3,850	$40

	Impaired Loans
		Unpaid		Average	Interest
	Recorded	Principal	Specific	Recorded	Income
	Balance	Balance	Allowance	Investment	Recognized
At December 31, 2014
Loans without a specific valuation allowance
Commercial	$283	$283	$-	$342	$22
Real estate – construction	453	453	-	480	32
Real estate – mortgage	361	381	-	454	36
Consumer	17	17	-	18	1
Total	1,114	1,134	-	1,294	91

Loans with a specific valuation allowance
Commercial	1,087	1,194	588	1,409	78
Real estate – construction	148	148	53	186	11
Real estate – mortgage	1,878	1,878	264	1,913	71
Consumer	-	-	-	-	-
Total	3,113	3,220	905	3,508	160

Total impaired loans
Commercial	1,370	1,477	588	1,751	100
Real estate – construction	601	601	53	666	43
Real estate – mortgage	2,239	2,259	264	2,367	107
Consumer	17	17	-	18	1
Total	$4,227	$4,354	$905	$4,802	$251

The balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on the reserving method for the quarter ended March 31, 2015, the year ended December 31, 2014 and the quarter ended March 31, 2014 were as follows:

		Real Estate -	Real Estate -			Total
Allowance for credit losses:	Commercial	Construction	Mortgage	Consumer	Other	Allowance
March 31, 2015
Individually evaluated for impairment	$165	$51	$257	$1	$-	$474
Collectively evaluated for impairment	10,309	1,954	8,614	381	102	21,360
PCI	-	-	41	3	-	44
Total ending allowance	$10,474	$2,005	$8,912	$385	$102	$21,878
Allowance for credit losses as a percentage of recorded investment	1.04%	1.06%	1.25%	1.51%	1.13%	1.12%
December 31, 2014
Individually evaluated for impairment	$588	$53	$264	$-	$-	$905
Collectively evaluated for impairment	10,567	1,931	8,195	421	93	21,207
PCI	-	-	-	-	-	-
Total ending allowance	$11,155	$1,984	$8,459	$421	$93	$22,112
Allowance for credit losses as a percentage of recorded investment	1.20%	1.18%	1.26%	1.61%	1.06%	1.23%
March 31, 2014
Individually evaluated for impairment	$280	$8	$1,031	$-	$-	$1,319
Collectively evaluated for impairment	11,067	1,845	9,652	462	90	23,116
PCI	-	-	-	-	-	-
Total ending allowance	$11,347	$1,853	$10,683	$462	$90	$24,435
Allowance for credit losses as a percentage of recorded investment	1.66%	1.60%	1.75%	1.84%	1.13%	1.69%

		Real Estate -	Real Estate -			Total
Recorded investment in loans:	Commercial	Construction	Mortgage	Consumer	Other	Loans
March 31, 2015
Individually evaluated for impairment	$881	$591	$2,214	$15	$-	$3,701
Collectively evaluated for impairment	965,407	184,344	668,841	23,606	9,058	1,851,256
PCI	45,098	4,857	41,165	1,955	-	93,075
Total recorded investment in loans	$1,011,386	$189,792	$712,220	$25,576	$9,058	$1,948,032
December 31, 2014
Individually evaluated for impairment	$1,370	$601	$2,239	$17	$-	$4,227
Collectively evaluated for impairment	890,835	162,980	632,347	24,138	8,798	1,719,098
PCI	36,556	4,528	37,988	2,009	-	81,081
Total recorded investment in loans	$928,761	$168,109	$672,574	$26,164	$8,798	$1,804,406
March 31, 2014
Individually evaluated for impairment	$3,244	$625	$5,085	$-	$-	$8,954
Collectively evaluated for impairment	664,699	111,226	575,485	22,918	7,991	1,382,319
PCI	16,700	3,897	29,795	2,176	-	52,568
Total recorded investment in loans	$684,643	$115,748	$610,365	$25,094	$7,991	$1,443,841

The allowance for credit losses as a percentage of the recorded investment in loans shown in the table above reflects the improvement in asset quality in the past year. There is a greater proportion of low risk, high quality loans in the loan portfolio at March 31, 2015 compared to March 31, 2014. As a result, the allowance for credit losses as a percentage of the total recorded investment in loans at March 31, 2015 is significantly lower than at March 31, 2014. Also impacting the allowance for credit losses as a percentage of the total recorded investment in loans is the acquired non-PCI portfolio, which was recorded at fair value on the acquisition date and had an immaterial amount of allowance for credit losses as of March 31, 2015.

The following table summarizes, by internally assigned risk grade, the risk grade for loans for which the Company has assigned a risk grade (dollars in thousands).

	March 31,					December 31,
	2015					2014
		Special	Sub-				Special	Sub-
Loans – excluding PCI	Pass	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$927,763	$26,261	$10,640	$33	$964,697	$858,218	$18,578	$12,717	$969	$890,482
Real estate – construction	169,432	948	88	58	170,526	148,226	1,144	88	60	149,518
Real estate – mortgage	123,568	4,321	1,517	-	129,406	99,200	4,794	1,987	-	105,981
Consumer	430	-	-	-	430	928	-	-	-	928
Other	8,182	877	-	-	9,059	7,646	1,152	-	-	8,798
Total	$1,229,375	$32,407	$12,245	$91	$1,274,118	$1,114,218	$25,668	$14,792	$1, 029	$1,155,707

	March 31,					December 31,
	2015					2014
		Special	Sub-				Special	Sub-
PCI loans	Pass(1)	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$32,541	$8,637	$3,765	$-	$44,943	$27,766	$5,345	$3,205	$-	$36,316
Real estate – construction	2,959	1,419	335	-	4,713	2,838	1,248	339	-	4,425
Real estate – mortgage	14,563	4,313	1,482	-	20,358	11,246	3,811	1,627	-	16,684
Consumer	-	-	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-	-	-
Total	$50,063	$14,369	$5,582	$-	$70,014	$41,850	$10,404	$5,171	$-	$57,425

	March 31,					December 31,
	2015					2014
		Special	Sub-				Special	Sub-
Total loans	Pass	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$960,304	$34,898	$14,405	$33	$1,009,640	$885,984	$23,923	$15,922	$969	$926,798
Real estate – construction	172,391	2,367	423	58	175,239	151,064	2,392	427	60	153,943
Real estate – mortgage	138,131	8,634	2,999	-	149,764	110,446	8,605	3,614	-	122,665
Consumer	430	-	-	-	430	928	-	-	-	928
Other	8,182	877	-	-	9,059	7,646	1,152	-	-	8,798
Total	$1,279,438	$46,776	$17,827	$91	$1,344,132	$1,156,068	$36,072	$19,963	$1, 029	$1,213,132

(1) PCI loans in the Pass category are in the pre-watch risk grade, which is the lowest risk grade in the Pass category.

An analysis of the changes in the allowance for credit losses follows (dollars in thousands):

	Beginning	Charge			Ending
	Balance	Offs	Recoveries	Provision	Balance
March 31, 2015
Loans – excluding PCI
Commercial	$11,155	$636	$260	$(305)	$10,474
Real estate – construction	1,984	3	300	(276)	2,005
Real estate – mortgage	8,459	407	145	674	8,871
Consumer	421	138	138	(39)	382
Other	93	-	4	5	102
Total	$22,112	$1,184	$847	$59	$21,834

PCI loans
Commercial	$-	$-	$-	$-	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	-	-	41	41
Consumer	-	1	-	4	3
Other	-	-	-	-	-
Total	$-	$1	$-	$45	$44

Total loans
Commercial	$11,155	$636	$260	$(305)	$10,474
Real estate – construction	1,984	3	300	(276)	2,005
Real estate – mortgage	8,459	407	145	715	8,912
Consumer	421	139	138	(35)	385
Other	93	-	4	5	102
Total	$22,112	$1,185	$847	$104	$21,878

March 31, 2014
Loans – excluding PCI
Commercial	$11,480	$133	$373	$(373)	$11,347
Real estate – construction	2,027	4	70	(240)	1,853
Real estate – mortgage	10,479	523	197	530	10,683
Consumer	469	224	56	161	462
Other	95	-	3	(8)	90
Total	$24,550	$884	$699	$70	$24,435

PCI loans
Commercial	$-	$52	$-	$52	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	22	-	22	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$74	$-	$74	$-

Total loans
Commercial	$11,480	$185	$373	$(321)	$11,347
Real estate – construction	2,027	4	70	(240)	1,853
Real estate – mortgage	10,479	545	197	552	10,683
Consumer	469	224	56	161	462
Other	95	-	3	(8)	90
Total	$24,550	$958	$699	$144	$24,435

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

In conjunction with the acquisition of Premier on February 27, 2015, the PCI loan portfolio was accounted for at fair value as follows (dollars in thousands):

February 27, 2015

Contractual principal and interest at acquisition	$19,999
Nonaccretable difference	(821)
Expected cash flows at acquisition	19,178
Accretable yield	(3,040)
Basis in PCI loans at acquisition – estimated fair value	$16,138

A summary of changes in the recorded investment of PCI loans for the three months ended March 31, 2015 and 2014 follows (dollars in thousands):

	2015	2014

Recorded investment, beginning of period	$81,081	$56,015
Fair value of loans acquired during the period	16,138	-
Accretion	1,186	627
Reductions for payments, sales and foreclosures	(5,330)	(4,074)
Recorded investment, end of period	$93,075	$52,568
Outstanding principal balance, end of period	$101,541	$59,071

A summary of changes in the accretable yield for PCI loans for the three months ended March 31, 2015 and 2014 follows (dollars in thousands):

	2015	2014

Accretable yield, beginning of period	$22,447	$14,462
Addition from acquisition	3,040	-
Accretion	(1,186)	(627)
Reclassification from nonaccretable difference	1,050	103
Other changes, net	(1,466)	(465)
Accretable yield, end of period	$23,885	$13,473

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

Management has concluded that only a portion of the deferred tax assets associated with certain state net economic loss carryforwards should be impaired. Management has also concluded that the utilization of the remaining deferred tax assets is more likely than not.

The significant components of the Company’s deferred tax assets at March 31, 2015 and December 31, 2014 were as follows (dollars in thousands):

	2015	2014
Deferred tax assets:
Allowance for credit losses	$8,368	$8,458
Net operating losses	20,741	21,554
Other	13,599	13,420
Valuation allowance	(328)	(328)
Total	42,380	43,104

Deferred tax liabilities:
Net unrealized gain on available for sale securities	3,639	2,904
Other	7,140	7,067
Total	10,779	9,971
Net deferred tax assets	$31,601	$33,133

Note 7 — Stock Compensation Plans

The Company recorded $187,000 and $203,000 of stock-based compensation expense for the three-month periods ended March 31, 2015 and 2014, respectively. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related stock options or grants of restricted stock units or performance units and is reported within personnel expense. This expense had no impact on the Company’s reported cash flows. As of March 31, 2015, there was $1.9 million of unrecognized stock-based compensation expense. This expense will be fully recognized by December 31, 2017.

To determine the amounts recorded in the financial statements, the fair value of each stock option is estimated on the date of the grant using the Black-Scholes-Merton option-pricing model, and for restricted stock units and performance units, the fair value of the Company’s stock on date of grant is used. During the first quarter of 2015, no stock options were granted.

As of March 31, 2015, there were 447,615 restricted stock units and performance units outstanding. The fair value of each restricted stock unit or performance unit is the closing price of the Company’s Class A common stock on the grant date. The date of grant and the fair value of these are as follows:

March 31, 2015
		Grant	Fair Value
Type	Units	Date	Per Unit
Restricted stock units	10	02/09/11	$5.15
Restricted stock units	43,447	01/11/12	3.89
Restricted stock units	3,790	07/25/12	4.10
Restricted stock units	93,260	01/16/13	5.00
Restricted stock units	2,390	03/06/13	5.91
Restricted stock units	1,460	04/24/13	5.99
Restricted stock units	22,204	07/24/13	8.80
Restricted stock units	1,701	10/09/13	6.61
Restricted stock units	85,928	01/15/14	7.19
Performance units	36,301	07/29/14	7.64
Performance units	22,835	10/29/14	8.41
Performance units	134,289	01/28/15	8.10
	447,615

.

On February 27, 2015, there were 294,400 Premier stock options that converted to 353,831 Company stock options. The estimated fair value of the converted options was $632,000 using the Black-Scholes-Merton option-pricing model. At March 31, 2015, there were 353,831 of these converted options outstanding and exercisable with an average weighted remaining contractual life of approximately three years and no intrinsic value as the exercise price exceeds the current market price. The following is a summary of stock option activity and related information for the first three months of 2015.

	Options	Weighted Average Exercise Price

Outstanding – beginning of period	985,071	$7.51
Converted	353,831	9.16
Exercised	(20,000)	6.12
Forfeited	(79,578)	16.89
Outstanding – end of period	1,239,324	$7.40

Exercisable – end of period	1,239,324	$7.40

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

Investment securities. The fair value of investment securities is based on quoted prices in active markets for identical assets (Level 1), if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities, corresponding to the “significant other observable inputs” definition of GAAP (Level 2). If a quoted market price for a similar security is not available, fair value is estimated using “significant unobservable inputs” as defined by GAAP (Level 3). The fair value of equity investments in the restricted stock of the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank or Richmond equals the carrying value based on the redemption provisions and is categorized as Level 3.

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

Investments held in trust and non-qualified defined contribution plan liability. Investments held in trust consist primarily of cash and cash equivalents, equity securities, and mutual fund investments, and are recorded at fair value and included in other assets. The purpose of these investments is to fund certain director and executive officer non-qualified deferred compensation. The benefit payable is the non-qualified defined contribution plan liability, which is recorded at fair value and included in other liabilities. For cash and cash equivalents, which have maturities of 90 days or less, their carrying amounts reported in the consolidated balance sheets approximate fair value and are categorized as Level 1. The fair value of other equity securities and mutual funds are valued based on quoted prices from the market and are categorized as Level 1.

Interest rate swaps. Under the terms of cash flow hedges, which the Bank entered into in August and November, 2014, for the duration of the hedges the Bank and the counterparty pay one another the difference between the variable amount payable by the Bank based on the 30-day LIBOR rate and the fixed payment payable by the counterparty. The fair values of the cash flow hedges are based on projected LIBOR rates for the duration of the hedges, values that, while observable in the market, are subject to adjustment due to pricing considerations for the specific instrument. In addition, the Bank has several other interest rate swap contracts that were classified as non-designated hedges that allow the customers to pay a fixed rate of interest to the Bank. These interest rate swaps were simultaneously hedged by executing offsetting interest rate swaps with a derivatives dealer to mitigate the net risk exposure to the Bank resulting from the transactions and allow the Bank to receive a variable rate of interest. The fair values of the interest rate swaps are categorized as Level 2.

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

During the first quarter of 2015, the Company revised its methodology for estimating the fair value of the junior subordinated notes to discounting the projected future cash flows using the LIBOR interest rate swap curve. Previously, the Company projected cash flows assuming the current payment rate remained unchanged for the remaining term. Prior period amounts have not been revised.

The table below presents the estimated fair values of financial instruments as of March 31, 2015 and December 31, 2014 (dollars in thousands):

March 31, 2015	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$43,840	$43,840
Investment certificates of deposit	18,822	18,895
Investment securities	536,083	538,618
Loans	1,926,154	1,927,189
Loans held for sale	11,739	11,739
Investments held in trust	7,664	7,664
Interest rate swaps	648	648
Financial liabilities:
Deposits	2,026,785	2,028,575
Federal funds purchased	17,380	17,380
Wholesale repurchase agreements	21,000	22,284
Subordinated debt	15,500	16,225
Junior subordinated notes	25,774	19,546
Federal Home Loan Bank borrowings	355,800	355,820
Non-qualified defined contribution plan liability	7,664	7,664
Interest rate swaps	361	361

December 31, 2014	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$34,369	$34,369
Investment certificates of deposit	15,632	15,705
Investment securities	496,798	498,012
Loans	1,782,294	1,784,477
Loans held for sale	6,181	6,181
Investments held in trust	7,342	7,342
Interest rate swaps	224	224
Financial liabilities:
Deposits	1,832,564	1,834,333
Federal funds purchased	29,500	29,500
Wholesale repurchase agreements	21,000	22,252
Subordinated debt	15,500	15,978
Junior subordinated notes	25,774	12,515
Federal Home Loan Bank borrowings	346,700	346,712
Non-qualified defined contribution plan liability	7,342	7,342
Interest rate swaps	492	492

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

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (dollars in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets measured at fair value
Available for sale securities:
at March 31, 2015	$4,699	$363,709	$23,637
at December 31, 2014	4,465	338,218	23,414
Investments held in trust:
at March 31, 2015	7,664	-	-
at December 31, 2014	7,342	-	-
Interest rate swaps:
at March 31, 2015	-	648	-
at December 31, 2014	-	224	-
Liabilities measured at fair value
Non-qualified defined contribution plan liability:
at March 31, 2015	7,664	-	-
at December 31, 2014	7,342	-	-
Interest rate swaps:
at March 31, 2015	-	361	-
at December 31, 2014	-	492	-

The table below presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and the year ended December 31, 2014 (dollars in thousands):

	Three Months	Twelve Months
	Ended	Ended
	March 31,	December 31,
	2015	2014

Available for sale securities
Beginning balance	$23,414	$9,988
Purchases	1,515	16,947
Acquisitions	1,147	3,089
Redemptions	(2,439)	(6,610)
Ending balance	$23,637	$23,414

The table below presents the assets measured at fair value on a non-recurring basis categorized by the level of inputs used in the valuation of each asset (dollars in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Loans held for sale:
at March 31, 2015	$-	$11,739	$-
at December 31, 2014	-	6,181	-
Real estate acquired in settlement of loans:
at March 31, 2015	-	-	2,133
at December 31, 2014	-	-	2,485
Impaired loans, net of allowance:
at March 31, 2015	-	-	3,227
at December 31, 2014	-	-	3,322

The fair value of collateral dependent loans is determined by appraisals or by alternative evaluations, such as tax evaluations. The fair value of loans may also be determined by sales contracts in hand or settlement agreements.

The following table presents the valuation and unobservable inputs for Level 3 assets measured at fair value at March 31, 2015 (dollars in thousands):

Description	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs

Federal Home Loan Bank stock and Federal Reserve Bank stock	$23,637	Cost	Redemption provisions	N/A

Real estate acquired in settlement of loans	2,133	Appraised value	Discount to reflect current market conditions	0.00% - 52.00%

Impaired loans, net of allowance	3,227	Appraised value	Discount to reflect current market conditions	0.00% - 52.00%
		Discounted cash flows	Discount rates	3.00% - 7.50%

Note 9 — Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income, net of tax, at March 31, 2015 and December 31, 2014 are as follows (dollars in thousands):

	2015	2014

Unrealized gains on available for sale securities	$5,875	$4,688
Funded status of pension plans	(5,220)	(5,220)
Unrecognized gains (losses) on cash flow hedges	183	(163)
Total accumulated other comprehensive income (loss)	$838	$(695)

Reclassifications from accumulated other comprehensive income (loss) for the three-month periods ended March 31, 2015 and 2014 are as follows (dollars in thousands):

Details about accumulated other	Amount reclassified from accumulated other	Affected line item in the Consolidated
comprehensive income (loss)	comprehensive income (loss)	Statements of Income

Three months ended March, 2015
Unrealized gains (losses) on cash flow hedges	$196	Interest and fees on loans
	(75)	Income tax expense (benefit)
	$121	Net of tax

Total reclassifications for the period	$121

Three months ended March 31, 2014
Amortization of net actuarial loss	$16	Personnel expense
	(6)	Income tax expense (benefit)
	$10	Net of tax

Total reclassifications for the period	$10

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

Quarterly cash dividends resumed in the first quarter of 2015. On February 18, 2015, the Board of Directors declared a $0.015 per share quarterly cash dividend on its common stock, payable April 15, 2015 to shareholders of record as of the close of business on March 16, 2015.

On February 27, 2015, the Company completed its acquisition of Premier. (See Note 2 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for details of the transaction.)

Note 11 — Derivatives

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

In order to partially mitigate its exposure in the event the interest rate curve flattens over the next three years, on August 8, 2014 and on November 13, 2014, the Bank entered into three-year interest rate swaps that qualify as cash flow hedges under GAAP. The fair value of the swaps is included in other assets in the consolidated balance sheets, and the net change in fair value is included in other comprehensive income and in the consolidated statements of cash flows under the caption net (increase) decrease in other liabilities. At March 31, 2015, the estimated fair value of the asset is $296,000.

The risk management objective is to mitigate the Bank’s interest rate risk exposure to the variability of the cash flows upon changes to its forecasted interest receipts as the 30-day LIBOR, the benchmark interest rate used by the Bank, changes. The Bank has sought to manage its interest rate risk exposure by entering into two interest rate swaps with a notional amount of $50.0 million each. These are designated as cash flow hedges of the interest rate risk associated with the benchmark rate of the 30-day LIBOR attributable to the forecasted interest payments received from the 30-day LIBOR loan portfolio and investment securities (the hedged forecasted transaction). For the interest rate swap entered into on August 8, 2014, the Bank will receive interest at a fixed rate of 0.925 percent and pay interest at a rate based on the 30-day LIBOR. This interest rate swap hedges interest receipts through August 8, 2017. For the interest rate swap entered into on November 13, 2014, the Bank will receive interest at a fixed rate of 0.98 percent and pay interest at a rate based on the 30-day LIBOR. This interest rate swap hedges interest receipts through November 13, 2017. Settlement of the swaps occurs monthly. As of March 31, 2015, collateral of $450,000 was pledged and on deposit with the counterparty to secure the existing obligations under these interest rate swaps.

For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated statements of income. The Bank’s interest rate swaps have been effective since inception. Changes in the fair value of the interest rate swaps, therefore, have had no impact on net income. For the first three months of 2015, the Bank recognized interest income of $196,000 resulting from incremental interest received from the counterparty, none of which related to ineffectiveness. The Bank regularly monitors the credit risk of the interest rate swaps counterparty.

In addition, the Bank has three other interest rate swap contracts that were classified as non-designated hedges. These derivatives are interest rate swaps executed with commercial borrowers to allow the customers to pay a fixed rate of interest to the Bank. These interest rate swaps were simultaneously hedged by executing offsetting interest rate swaps with derivatives dealers to mitigate the net risk exposure to the Bank resulting from the transactions and allow the Bank to receive a variable rate of interest.

The interest rate swap contracts with the commercial borrowers require the borrowers to pay to or receive from the Bank an amount equal to and offsetting the value of the interest rate swaps. If the commercial borrower fails to perform and the market value for the interest rate swap with the derivatives dealer is negative (i.e. in a net liability position), the Bank would have to continue to pay the settlement amount for the financial derivative to the dealer or pay a termination fee. If the market value for the interest rate swap with the derivatives dealer is positive (i.e. in a net asset position), the Bank would continue to receive a payment for the settlement amount for the financial derivative with the dealer. The settlement amount is impacted by the fluctuation of interest rates.

The fair values of interest rate swap derivatives that are classified as non-designated hedges are recorded in other assets and other liabilities on the balance sheet. As these interest rate swaps do not meet hedge accounting requirements, changes in the fair value of these interest rate swaps are recognized directly in earnings. These changes are recorded in other noninterest expense. As of March 31, 2015, the customer interest rate swaps and the offsetting swaps each had an aggregate notional amount of approximately $11.8 million and the fair value of these three interest rate swap derivatives are recorded in other assets for $352,000 and in other liabilities for $361,000 on the balance sheet. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations during the first three months of 2015.

As of March 31, 2015, the Bank provided $350,000 of collateral for two of these interest rate swaps, which is included in cash on the balance sheet as interest-bearing deposits with banks. Collateral for the third interest rate swap is an agency mortgage backed security with a collateral value of $573,000 at March 31, 2015. If the Bank had breached any of these provisions at March 31, 2015, it would have been required to settle its obligations under the agreements by paying termination values totaling $384,000.

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

The Company cautions that the foregoing list of important factors is not exhaustive. See also those risk factors identified in the section headed “Risk Factors,” beginning on page 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 12, 2015 (the “Annual Report”). The Company undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time by or on behalf of the Company.

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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net Interest Income

Net interest income for the first quarter of 2015, on a taxable-equivalent basis, was $21.8 million, an increase of $5.1 million, or 30.6%, from $16.7 million for the first quarter of 2014. Average earning assets in the first quarter of 2015 increased $587.6 million, or 32.5%, to $2.40 billion, compared to $1.81 billion in the first quarter of 2014. Average interest-bearing liabilities for the first quarter of 2015 increased $459.7 million, or 29.7%, to $2.01 billion, compared to $1.55 billion for the first quarter of 2014. The increases in average earning assets and average interest-bearing liabilities and the resulting increase in net interest income are primarily due to the acquisition of CapStone Bank (“CapStone”) on April 1, 2014, the acquisition of Premier Commercial Bank (“Premier”) on February 27, 2015, and organic growth in the loan portfolio.

Taxable-equivalent net interest margin decreased to 3.69% for the first quarter of 2015, compared to 3.75% for the first quarter of 2014, a decrease of six basis points. The interest rate spread decreased to 3.63% in the first quarter of 2015, compared to 3.69% in the first quarter of 2014, a decrease of six basis points. The decrease in net interest margin and interest rate spread was driven primarily by a lower yield on the loan portfolio and a higher cost of funds rate. The average yield on earning assets during the first quarter of 2015 decreased three basis points to 4.04% from 4.07% during the comparable period in 2014, while the average rate on interest-bearing liabilities increased three basis points to 0.41% from 0.38%. The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three months ended March 31, 2015 and 2014.

(Fully taxable-equivalent basis(1), dollars in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Earning assets:
Loans receivable(2)	$1,857,888	$19,463	4.25%	$1,428,862	$15,111	4.29%
Taxable securities	458,205	3,684	3.22	354,886	2,713	3.06
Tax exempt securities(1)	33,953	413	4.87	13,692	233	6.81
Federal Home Loan Bank stock	18,489	189	4.09	9,112	83	3.64
Federal Reserve Bank stock	5,834	86	5.90	-	-	-
Interest-bearing bank balances	21,016	37	0.71	1,223	1	0.33

Total earning assets	2,395,385	23,872	4.04	1,807,775	18,141	4.07

Non-earning assets:
Cash and due from banks	33,324			30,798
Premises and equipment	44,601			43,822
Other assets	142,917			119,141
Allowance for credit losses	(22,183)			(24,703)

Total assets	$2,594,044	$23,872		$1,976,833	$18,141

Interest-bearing liabilities:
Savings deposits	$68,533	$9	0.05%	$63,731	$8	0.05%
NOW deposits	521,578	315	0.24	440,620	165	0.15
Money market deposits	419,664	262	0.25	353,183	149	0.17
Time deposits	549,261	554	0.41	481,377	535	0.45
Other borrowings	82,685	645	3.16	56,143	385	2.78
Borrowings from Federal
Home Loan Bank	364,707	263	0.29	151,655	186	0.50

Total interest-bearing liabilities	2,006,428	2,048	0.41	1,546,709	1,428	0.38

Other liabilities and shareholders’ equity:
Demand deposits	330,988			244,968
Other liabilities	20,228			15,842
Shareholders’ equity	236,400			169,314
Total liabilities and shareholders’ equity	$2,594,044	2,048		$1,976,833	1,428

Net interest income and net interest margin(3)		$21,824	3.69%		$16,713	3.75%

Interest rate spread(4)			3.63%			3.69%

(1)	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable-equivalent basis were $137 for 2015 and $77 for 2014.

(2)	The average loans receivable balances include nonaccruing loans. Amortization of loan fees, net of deferred costs, and other loan-related fees of $(165) and $(2) for the three months ended March 31, 2015 and 2014, respectively, are included in interest income. Also included in interest income for the three months ended March 31, 2015 is $196 from interest rate cash flow hedges.

(3)	Net interest margin is computed by dividing net interest income by average earning assets.

(4)	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense

In the first quarter of 2015, noninterest income increased 1.4% to $4.4 million, from $4.3 million during the same period in 2014. Retail banking income decreased 18.3% to $2.1 million in the first quarter of 2015 from $2.6 million in the first quarter of 2014 principally due to reduced insufficient funds fees. Mortgage banking revenue increased $227,000, or 176.0%, to $356,000 from $129,000 during the same period last year, driven by higher purchase and refinance demand in the first quarter of 2015 compared to the first quarter of 2014. Wealth management revenue increased 5.0% to $752,000 in the first quarter of 2015 from $716,000 in the first quarter of 2014, as the division continued to increase assets under management to $235.3 million at March 31, 2015 from $226.9 million at March 31, 2014. The Company also had a net gain of $470,000 from investments in small business investment companies, which is reflected within other noninterest income, during the first quarter of 2015, compared to $314,000 during the same period in 2014.

In the first quarter of 2015, noninterest expense increased 30.1% to $20.1 million, from $15.5 million in the first quarter of 2014. Personnel expense increased 20.7% to $10.1 million, from $8.3 million in the prior year first quarter due primarily to the additional personnel resulting from the acquisitions of CapStone in April, 2014, and Premier in February, 2015, and the addition of middle market and treasury management personnel. Occupancy expense increased $193,000, or 16.3%, to $1.4 million, and furniture and equipment expense increased $54,000, or 6.0%, to $961,000 in the first quarter of 2015 from $1.2 million and $907,000, respectively, during the same period in 2014 due primarily to the acquisitions of CapStone and Premier. FDIC insurance expense increased $14,000, or 3.5%, to $411,000 in the first quarter of 2015, from $397,000 in the first quarter of 2014. Real estate acquired in settlement of loans expense decreased $221,000, or 55.5%, to $177,000 in the first quarter of 2015, from $398,000 in the same period last year. Acquisition-related expense in the first quarter of 2015 was $2.3 million, compared to $88,000 during the same period last year. Other noninterest expense increased $425,000, or 17.0%, to $2.9 million, compared to $2.5 million in the first quarter of 2014 as detailed in the follow table (dollars in thousands):

	Three Months Ended
	March 31,		Percentage
	2015	2014	Variance

Other operating expenses:
Advertising	$334	$267	25.1%
Bankcard expense	115	118	(2.5)
Postage	222	210	5.7
Telephone	141	105	34.3
Amortization of core deposit intangible	438	270	62.2
Stationery, printing and supplies	157	115	36.5
Other expense	1,513	1,410	7.3
	$2,920	$2,495	17.0

Income Taxes

The Company recorded income tax expense of $2.1 million for the first quarter of 2015, compared to $1.9 million for the first quarter of 2014. The Company’s effective tax rate was 35.5% for the three-month periods ended March 31, 2015 and 2014.

Net Income

Net income available to common shareholders for the quarter ended March 31, 2015, was $3.8 million compared to $3.1 million for the quarter ended March 31, 2014. Earnings per diluted common share for the first three months of 2015 were $0.10 compared to $0.11 for the same period a year ago. For the quarter ended March 31, 2015, net income was $3.8 million compared to $3.5 million for the quarter ended March 31, 2014. Return on average assets and return on average equity for the first quarter of 2015 were 0.59% and 6.47%, respectively, compared to 0.71% and 8.27% for the first quarter of 2014.

Asset Quality and Allowance for Credit Losses

The Company’s allowance for credit losses, which is utilized to absorb actual losses in its loan portfolio, is analyzed monthly by management. This analysis includes a methodology that segments the loan portfolio into risk graded loans and homogeneous loan classifications and considers the current status of the portfolio, historical chargeoff experience, current levels of delinquent, impaired and nonperforming loans and their underlying collateral values, as well as economic and other risk factors. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology employed and other analytical measures in comparison to a group of peer banks. Due to the concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in North Carolina. No assurances can be given that future economic conditions will not adversely affect borrowers, and/or real estate values in the Company’s market areas, and result in increases in credit losses and nonperforming asset levels.

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

At March 31, 2015, the allowance for credit losses was $21.9 million, or 1.12% of loans held for investment, compared to $22.1 million, or 1.23% of loans held for investment at December 31, 2014, and $24.4 million, or 1.69% of loans held for investment at March 31, 2014. At March 31, 2015, the allowance for credit losses was 368.25% of nonperforming loans, 306.60% at December 31, 2014 and 190.35% at March 31, 2014. There is a greater proportion of low risk, high quality loans in the loan portfolio at March 31, 2015 compared to March 31, 2014. As a result, the allowance for credit losses as a percentage of loans held for investment at March 31, 2015 is significantly lower than at March 31, 2014. Also impacting the allowance for credit losses as a percentage of loans held for investment is the acquired non-PCI portfolio, which is recorded at fair value on the acquisition date and has an allowance for credit losses of $549,000 as of March 31, 2015. Excluding acquired loans and their associated allowance, the allowance for credit losses to loans held for investment was 1.35% at March 31, 2015. Based on analysis of the current loan portfolio and levels of problem assets and potential problem loans, management believes the allowance for credit losses is adequate. Additional information regarding the allowance for credit losses is presented in the table headed “Asset Quality Analysis” on page 46.

As shown in the table headed “Asset Quality Analysis” on page 46, there was a negative provision for commercial loan losses for the first quarter of 2015 which roughly approximates the recoveries during the period. Commercial loan chargeoffs for the first quarter of 2015 included a chargeoff of $582,000 on a loan that had a specific reserve of $545,000 at December 31, 2014, and as a result, that amount of reserve is no longer needed.

Nonperforming loans totaled $5.9 million at March 31, 2015, compared to $7.2 million at December 31, 2014 and $12.8 million at March 31, 2014. Real estate acquired in settlement of loans was $2.5 million at March 31, 2015, $3.1 million at December 31, 2014, and $5.6 million at March 31, 2014. Approximately $425,000 was transferred from loans into real estate acquired in settlement of loans, and approximately $928,000 of real estate acquired in settlement of loans was disposed of during the first three months of 2015. A net loss of $94,000 has been recorded on the disposition and writedowns of real estate acquired in settlement of loans in the current year, through March 31, 2015, compared to a net loss of $245,000 in the first quarter of 2014. The Company recorded $83,000 of expenses on real estate acquired in settlement of loans during the first three months of 2015, compared to $153,000 in the first quarter of 2014. Nonperforming assets (comprised of nonaccrual loans, restructured loans and real estate acquired in settlement of loans) totaled $8.4 million, or 0.31% of total assets, at March 31, 2015, compared to $10.3 million, or 0.41% of total assets, at December 31, 2014 and $18.5 million, or 0.91% of total assets, a year ago.

The Bank is within the regulatory commercial real estate high concentration guidelines in land acquisition, development and construction (“AD&C portfolio”) loans, as well as total commercial real estate loans. At March 31, 2015, the Bank’s concentration levels were 66.82% and 263.83%, respectively, of total regulatory capital, compared to the interagency regulatory guidance maximum concentrations of 100% and 300%, respectively. The Bank’s AD&C portfolio totaled $189.8 million at March 31, 2015, including $43.9 million of speculative residential construction and residential acquisition and development.

The provision for credit losses charged to operations for the three months ended March 31, 2015 totaled $104,000, compared to $144,000 for the three months ended March 31, 2014. Net chargeoffs for the three months ended March 31, 2015 and 2014 were $338,000 and $259,000, respectively, or 0.07% of average loans held for investment on an annualized basis for both periods.

Asset Quality Analysis

(Dollars in thousands)

	Beginning	Charge			Ending
	Balance	Offs	Recoveries	Provision	Balance
At or for the Quarter Ended March 31, 2015
Loans – excluding PCI
Commercial	$11,155	$636	$260	$(305)	$10,474
Real estate – construction	1,984	3	300	(276)	2,005
Real estate – mortgage	8,459	407	145	674	8,871
Consumer	421	138	138	(39)	382
Other	93	-	4	5	102
Total	$22,112	$1,184	$847	$59	$21,834

PCI loans
Commercial	$-	$-	$-	$-	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	-	-	41	41
Consumer	-	1	-	4	3
Other	-	-	-	-	-
Total	$-	$1	$-	$45	$44

Total loans
Commercial	$11,155	$636	$260	$(305)	$10,474
Real estate – construction	1,984	3	300	(276)	2,005
Real estate – mortgage	8,459	407	145	715	8,912
Consumer	421	139	138	(35)	385
Other	93	-	4	5	102
Total	$22,112	$1,185	$847	$104	$21,878

	Beginning	Charge			Ending
	Balance	Offs	Recoveries	Provision	Balance
At or for the Year Ended December 31, 2014
Loans – excluding PCI
Commercial	$11,480	$1,411	$1,368	$(282)	$11,155
Real estate – construction	2,027	427	894	(510)	1,984
Real estate – mortgage	10,479	4,607	1,433	1,154	8,459
Consumer	469	868	356	464	421
Other	95	-	36	(38)	93
Total	$24,550	$7,313	$4,087	$788	$22,112

PCI loans
Commercial	$-	$62	$-	$62	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	33	-	33	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$95	$-	$95	$-

Total loans
Commercial	$11,480	$1,473	$1,368	$(220)	$11,155
Real estate – construction	2,027	427	894	(510)	1,984
Real estate – mortgage	10,479	4,640	1,433	1,187	8,459
Consumer	469	868	356	464	421
Other	95	-	36	(38)	93
Total	$24,550	$7,408	$4,087	$883	$22,112

	Beginning	Charge			Ending
	Balance	Offs	Recoveries	Provision	Balance
At or for the Quarter Ended March 31, 2014
Loans – excluding PCI
Commercial	$11,480	$133	$373	$(373)	$11,347
Real estate – construction	2,027	4	70	(240)	1,853
Real estate – mortgage	10,479	523	197	530	10,683
Consumer	469	224	56	161	462
Other	95	-	3	(8)	90
Total	$24,550	$884	$699	$70	$24,435

PCI loans
Commercial	$-	$52	$-	$52	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	22	-	22	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$74	$-	$74	$-

Total loans
Commercial	$11,480	$185	$373	$(321)	$11,347
Real estate – construction	2,027	4	70	(240)	1,853
Real estate – mortgage	10,479	545	197	552	10,683
Consumer	469	224	56	161	462
Other	95	-	3	(8)	90
Total	$24,550	$958	$699	$144	$24,435

	March 31, 2015	December 31, 2014	March 31, 2014
Nonperforming Assets:
Commercial nonaccrual loans, not restructured	$1,349	$1,620	$4,272
Commercial nonaccrual loans, restructured	-	-	150
Non-commercial nonaccrual loans, not restructured	2,525	3,471	5,883
Non-commercial nonaccrual loans, restructured	63	5	351
Total nonaccrual loans	3,937	5,096	10,656
Troubled debt restructured, accruing	2,004	2,116	2,181
Total nonperforming loans	5,941	7,212	12,837
Real estate acquired in settlement of loans	2,484	3,057	5,633
Total nonperforming assets	$8,425	$10,269	$18,470

Asset Quality Percentages:
Nonperforming loans to loans held for investment at end of period	0.30%	0.40%	0.89%
Nonperforming assets to total assets at end of period	0.31%	0.41%	0.91%
Allowance for credit losses as a percentage of loans held for investment at end of period	1.12%	1.23%	1.69%
Allowance for credit losses to nonperforming loans	368.25%	306.60%	190.35%
Net chargeoffs as a percentage of average loans held for investment during the period (annualized for interim periods)	0.07%	0.20%	0.07%

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

During the first three months of 2015, the Company had net cash provided by operating activities of $1.0 million, compared to $5.1 million of net cash provided by operating activities in the first three months of 2014. The decrease was primarily the result of originations of loans held for sale in excess of proceeds from sales of loans held for sale of $2.9 million in the first quarter of 2015, compared to proceeds from sales of loans held for sale in excess of originations of loans held for sale of $173,000 in the first quarter of 2014. Accretion on acquired loans for the first three months of 2015 was $1.5 million compared to $705,000 during the same period last year.

Net cash used in investing activities for the first three months of 2015 was $38.9 million, compared to net cash used in investing activities for the first three months of 2014 of $64.0 million. Cash outflows for the first quarter of 2015 included $27.7 million in purchases of securities, compared to $45.2 million in the first quarter of 2014. For the quarter ended March 31, 2015, cash inflows included $39.3 million in proceeds from sales, maturities, prepayments and calls of investment securities, compared to $6.7 million during the quarter ended March 31, 2014. During the first three months of 2015, there was an increase in loans held for investment of $46.8 million, compared to an increase of $27.6 million during the same period last year. Cash outflows for the first quarter of 2015 also included $8.3 million for the purchase of bank-owned life insurance. Net cash received from the acquisition of Premier totaled $3.2 million.

During the three months ended March 31, 2015, net cash provided by financing activities was $47.3 million, compared to net cash provided by financing activities of $67.9 million during the same period of 2014. Cash inflows for the first quarter of 2015 included a net increase of $70.2 million in deposits, compared to an increase in deposits of $68.3 million in the first quarter of 2014. During the quarter ended March 31, 2015, the Company had cash outflows of $22.8 million related to decreased borrowing, compared to an increase of $15.0 million in the quarter ended March 31, 2014. In the first three months of 2014, the Company had cash outflows of $15.0 million for redemption of its remaining 15,000 outstanding shares of Series A preferred stock.

Cash and cash equivalents totaled $43.8 million at March 31, 2015, compared to $34.4 million at December 31, 2014 and $42.4 million at March 31, 2014.

The Company had borrowing capacity of approximately $498.6 million with the Federal Home Loan Bank of Atlanta, of which approximately $111.8 million was available at March 31, 2015. Borrowings consist of $355.8 million in advances, $30.0 million in letters of credit used in lieu of securities to pledge against public deposits, and a $1.0 million financial standby letter of credit issued by the Federal Home Loan Bank of Atlanta on behalf of one of the Company’s clients. These borrowings are collateralized by Federal Home Loan Bank of Atlanta stock, investment securities, qualifying residential one to four family first mortgage loans, qualifying multifamily first mortgage loans, qualifying commercial real estate loans, and qualifying home equity lines of credit and second mortgage loans. The Company provides various reports to the Federal Home Loan Bank of Atlanta on a regular basis to maintain the availability of the credit line. Each borrowing request is initiated through an advance application that is subject to their approval before funds are advanced under the line of credit. The Company also had $4.2 million of borrowing capacity through the Federal Reserve Bank System, of which none was used as of March 31, 2015. The line with the Federal Reserve Bank of Richmond is collateralized with qualified loans. In addition, the Company has $89.75 million in unsecured, overnight federal funds lines with correspondent banks, of which $17.4 million was used as of March 31, 2015.

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

The Company uses several interest rate risk measurement tools provided by a national asset/liability management consultant to help manage this risk. The Company’s Asset/Liability Policy provides guidance for acceptable levels of interest rate risk and potential remediations. Management provides the consultant with key assumptions, which are used as inputs into the measurement tools. There follows a summary of two different tools management uses on a quarterly basis to monitor and manage interest rate risk. The Company has not experienced any material changes in interest rate risk since the end of the fiscal year ended December 31, 2014.

Earnings simulation modeling. Net income is affected by changes in the level of interest rates, the shape of the yield curve and the general market pressures affecting current market interest rates at the time of simulation. Many interest rate indices do not move uniformly, creating certain disunities between them. For example, the spread between a 30-day prime-based asset and a 30-day Federal Home Loan Bank of Atlanta advance may not be uniform over time. The earnings simulation model projects changes in net interest income caused by the effect of changes in interest rates on interest-earning assets and interest-bearing liabilities. Simulation results are measured as a percentage change in net interest income compared to the static-rate or “base case” scenario. The model uses the Company’s current balance sheet, but considers decreases in asset and liability volumes based on prepayment assumptions as well as rate changes. Rate changes are modeled gradually over a 12 month period, referred to as a “rate ramp,” and instantaneously, referred to as a “rate shock.” The model projects only changes in interest income and expense and does not project changes in noninterest income, noninterest expense, provision for credit losses or the impact of changing tax rates.

The following tables summarize the results of the Company’s income simulation model as of December 31, 2014, the most currently available review date.

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

The following is a summary of the results of the report compiled by the Company’s outside consultant using data and assumptions management provided as of December 31, 2014, the most currently available review date.

	Estimated Change in Net Portfolio Value
	Amount in 000s	Percent
Change in Market Interest Rates:
200 basis point increase	$(18,208)	(7.51)%
Base case – no change	-	-
100 basis point decrease	$(15,174)	(6.26)%

Over the past several years, the Company’s balance sheet consistently has been slightly “asset sensitive,” i.e. should interest rates decline, the Company’s assets will reprice faster than its liabilities, resulting in a declining net interest margin and less net interest income. In order to mitigate its exposure in the event the interest rate curve flattens over the next three years, in August and November, 2014, the Bank entered into interest rate swaps totaling $100 million notional amount that qualify as cash flow hedges under GAAP. These are designated as cash flow hedges of the interest rate risk associated with the benchmark rate of the 30-day LIBOR attributable to the forecasted interest payments received from the 30-day LIBOR loan portfolio and investment securities (the hedged forecasted transaction). For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated statements of income. The Bank’s interest rate swaps have been effective since inception. Changes in the fair value of the interest rate swaps, therefore, have had no impact on net income. In addition, the Bank has three other interest rate swap contracts that were classified as non-designated hedges executed with commercial borrowers to allow the customers to pay a fixed rate of interest to the Bank. These interest rate swaps were simultaneously hedged by executing offsetting interest rate swaps with derivatives dealers to mitigate the net risk exposure to the Bank resulting from the transactions and allow the Bank to receive a variable rate of interest. (See Note 11 of the Notes to Consolidated Financial Statements.)

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

Quarterly cash dividends resumed in the first quarter of 2015. On February 18, 2015, the Board of Directors declared a $0.015 per share quarterly cash dividend on its common stock, payable April 15, 2015 to shareholders of record as of the close of business on March 16, 2015.

On February 27, 2015, the acquisition of Premier was completed. Premier, a commercial bank headquartered in Greensboro, NC, operated one full-service banking office centrally located in Greensboro and residential mortgage origination offices in Greensboro, Charlotte, Raleigh, High Point, Kernersville and Burlington, NC. Per the terms of the Agreement and Plan of Combination and Reorganization, 75% of the 1,925,247 shares of Premier common stock outstanding at acquisition were exchanged for 1,735,465 shares of the Company’s Class A common stock at an exchange ratio of 1.2019, and the remaining 25% were exchanged for cash of $4.8 million. The shares were issued at a price of $8.30 per share, the closing stock price of the Class A common stock on February 27, 2015. The total purchase price was $19.8 million, including the conversion of 294,400 Premier stock options having a fair value of $632,000.

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

In July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, and increase the minimum Tier 1 capital ratio requirement. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income and implement a new capital conservation buffer. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.

As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of March 31, 2015.

	Regulatory Capital
	Well Capitalized	Adequately Capitalized	Company	Bank

Total Capital	10.0%	8.0%	11.98%	11.81%
Tier 1 Capital	8.0	6.0	10.42	10.89
Common Equity Tier 1 Capital	6.5	4.5	9.76	10.89
Leverage Capital	5.0	4.0	9.08	9.49

The final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act are complex and subject to interpretation. While management can give no assurance that a regulatory entity will not interpret the rules differently, management does not believe that any differences in interpretation will result in a material impact on capital ratios.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of future period net interest income or other comprehensive income.

The Company considers interest rate risk to be its most significant market risk, which is discussed under the heading “Interest Rate Risk Management” on page 48.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management, including its CEO, CFO and Chief Accounting Officer (“CAO”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Combination and Reorganization dated as of October 8, 2014, by and among Premier Commercial Bank, NewBridge Bancorp and NewBridge Bank, incorporated herein by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on October 8, 2014 (SEC File No. 000-11448).

3.1	Articles of Incorporation, and amendments thereto, incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

3.2	Articles of Merger of FNB Financial Services Corporation with and into LSB Bancshares Inc., including amendments to the Articles of Incorporation, as amended, incorporated herein by reference to Exhibit 3.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

3.3	Amended and Restated Bylaws adopted by the Board of Directors on April 13, 2015, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on April 15, 2015 (SEC File No. 000-11448).

3.4	Articles of Amendment, filed with the North Carolina Department of the Secretary of State on December 12, 2008, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

3.5	Articles of Amendment to Designate the Terms of the Series B Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock and Series C Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on November 30, 2012 (SEC File No. 000-11448).

3.6	Articles of Amendment, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on February 21, 2013 (SEC File No. 000-11448).

4.1	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.02 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.2	Guarantee Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.03 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.3	Indenture, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.04 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.4	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.5	Certificate of Designation for the Class B Common Stock, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on February 21, 2013 (SEC File No. 000-11448).

4.6	Specimen Certificate of Class A Common Stock, no par value, incorporated herein by reference to Exhibit 4.6 of the Annual Report on Form 10-K filed with the SEC on March 12, 2014 (SEC File No. 000-11448).

4.7	Form of Subordinated Note, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on March 14, 2014 (SEC File No. 000-11448).

10.1	Benefit Equivalency Plan of FNB Southeast, effective January 1, 1994, incorporated herein by reference to Exhibit 10 of the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the SEC (SEC File No. 000-13086).*

10.2	1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1995, filed with the SEC on March 28, 1996 (SEC File No. 000-11448).*

10.3	Omnibus Equity Compensation Plan, incorporated herein by reference to Exhibit 10(B) of the Annual Report on Form 10-KSB40 for the fiscal year ended December 31, 1996, filed with the SEC on March 31, 1997 (SEC File No. 000-13086).*

10.4	Amendment to Benefit Equivalency Plan of FNB Southeast, effective January 1, 1998, incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 25, 1999 (SEC File No. 000-13086).*

10.5	Amendment Number 1 to 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).*

10.6	Long Term Stock Incentive Plan for certain senior management employees of FNB Southeast, incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003 (SEC File No. 000-13086).*

10.7	Form of Stock Option Award Agreement for a Director adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.8	Form of Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.9	Form of Amendment to the applicable Grant Agreements under the 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.10	Form of Amendment to the Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.11	Restated Form of Director Fee Deferral Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.12	Form of Stock Appreciation Rights Award Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.13	FNB Amended and Restated Directors Retirement Policy, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.14	Amendment to the FNB Directors and Senior Management Deferred Compensation Plan Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, FNB Southeast and FNB, dated July 31, 2007, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.15	Directors and Senior Management Deferred Compensation Plan Trust Agreement between FNB Southeast and Morgan Trust Company, incorporated herein by reference to Exhibit 99.7 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.16	Second Amendment to the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, NewBridge Bancorp and NewBridge Bank, which is incorporated herein by reference to Exhibit 99.8 of the current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.17	NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.18	First Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.10 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.19	NewBridge Bancorp Amended and Restated Long Term Stock Incentive Plan, formerly the “FNB Long Term Stock Incentive Plan” (the “2006 Omnibus Plan”), incorporated herein by reference to Exhibit 10.27 of the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 (SEC File No. 000-11448).*

10.20	Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.44 of the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.21	Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.45 of the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.22	Second Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 11, 2012, incorporated herein by reference to Exhibit 10.33 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.23	Third Amendment to the Trust Agreement for the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy, effective March 5, 2012, incorporated herein by reference to Exhibit 10.34 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.24	Appointment of Successor Trustee under the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management dated March 5, 2012, incorporated herein by reference to Exhibit 10.35 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.25	Second Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.36 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.26	Third Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.37 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.27	Fourth Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.38 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.28	Form of Securities Purchase Agreement, dated November 1, 2012, between NewBridge Bancorp and certain investors, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 1, 2012 (SEC File No. 000-11448).

10.29	Form of Registration Rights Agreement, dated November 1, 2012, between NewBridge Bancorp and certain investors, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on November 1, 2012 (SEC File No. 000-11448).

10.30	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and William W. Budd, Jr., executed February 8, 2013, and effective March 5, 2013, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on February 11, 2013 (SEC File No. 000-11448).*

10.31	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and Robin S. Hager, executed February 8, 2013, and effective August 1, 2013, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on February 11, 2013 (SEC File No. 000-11448).*

10.32	Third Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 23, 2013, incorporated herein by reference to Exhibit 10.35 of the Annual Report on Form 10-K filed with the SEC on March 12, 2014 (SEC File No. 000-11448).*

10.33	Form of Subordinated Note Purchase Agreement, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on March 14, 2014 (SEC File No. 000-11448).

10.34	CapStone Bank 2006 Incentive Stock Option Plan, incorporated herein by reference to Exhibit 99.1 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

10.35	CapStone Bank 2006 Nonstatutory Stock Option Plan, incorporated herein by reference to Exhibit 99.2 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

10.36	Patriot State Bank 2007 Incentive Stock Option Plan, incorporated herein by reference to Exhibit 99.3 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

10.37	Patriot State Bank 2007 Nonstatutory Stock Option Plan, incorporated herein by reference to Exhibit 99.4 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

10.38	Form of Settlement and Release Agreement between NewBridge Bank and Michael S. Patterson, incorporated herein by reference to Exhibit 10.37 of the Registration Statement on Form S-4, filed with the SEC on December 23, 2013 (SEC File No. 333-193045).*

10.39	Form of Continuing Services Agreement between NewBridge Bank and Michael S. Patterson, incorporated herein by reference to Exhibit 10.36 of the Registration Statement on Form S-4, filed with the SEC on December 23, 2013 (SEC File No. 333-193045).*

10.40	Amended and Restated Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and Pressley A. Ridgill, executed August 21, 2014, and effective September 1, 2014, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on August 21, 2014 (SEC File No. 000-11448).*

10.41	NewBridge Bank Supplemental Executive Retirement Plan, executed November 6, 2014, and effective September 1, 2014, incorporated herein by reference to Exhibit 10.43 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 7, 2014 (SEC File No. 000-11448).*

10.42	NewBridge Bank Supplemental Executive Retirement Plan Participation Agreement by and between NewBridge Bank and Pressley A. Ridgill, executed November 6, 2014, and effective September 1, 2014, incorporated herein by reference to Exhibit 10.44 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 7, 2014 (SEC File No. 000-11448).*

10.43	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and Ramsey K. Hamadi, effective March 30, 2015, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on February 6, 2015 (SEC File No. 000-11448).*

10.44	Premier Commercial Bank 2008 Employee Stock Option Plan.*

10.45	Premier Commercial Bank 2008 Director Stock Option Plan.*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Financial Statements filed in XBRL format.

* Management contract and compensatory arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2015	NEWBRIDGE BANCORP
(Registrant)

	By:	/s/ Ramsey K. Hamadi
Name: Ramsey K. Hamadi
Title: Senior Executive Vice President and Chief Financial Officer
(Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.44	Premier Commercial Bank 2008 Employee Stock Option Plan.

10.45	Premier Commercial Bank 2008 Director Stock Option Plan.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Financial Statements submitted in XBRL format.

