Form 10-Q
period 2015-06-30
NEWBRIDGE BANCORP
filed 2015-08-07
CIK 714530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2015

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

At August 6, 2015, the registrant had 35,890,135 shares of Class A Common Stock outstanding and 3,186,748 shares of Class B Common Stock outstanding.

NEWBRIDGE BANCORP

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

NewBridge Bancorp and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$36,507	$32,870
Interest-bearing bank balances	743	1,499
Investment certificates of deposit	17,285	15,632
Loans held for sale	15,100	6,181
Available for sale investment securities	392,388	366,097
Held to maturity investment securities (market value of $140,020 and $131,915 at June 30, 2015 and December 31, 2014, respectively)	138,633	130,701
Loans	2,004,203	1,804,406
Less allowance for credit losses	(21,314)	(22,112)
Net loans	1,982,889	1,782,294
Premises and equipment	44,546	44,822
Goodwill	24,716	22,063
Core deposit intangible	4,677	4,616
Real estate acquired in settlement of loans	2,142	3,057
Bank-owned life insurance	61,201	52,891
Deferred tax assets	29,351	33,133
Other assets	28,507	24,376
Total assets	$2,778,685	$2,520,232

Liabilities
Noninterest-bearing deposits	$363,036	$319,327
NOW deposits	548,109	509,450
Savings and money market deposits	539,550	454,372
Time deposits	544,115	549,415
Total deposits	1,994,810	1,832,564
Federal Home Loan Bank borrowings	404,800	346,700
Other borrowings	104,274	91,774
Accrued expenses and other liabilities	19,184	17,839
Total liabilities	2,523,068	2,288,877

Shareholders’ Equity
Preferred stock – Authorized 30,000,000 shares; issued and outstanding – none at 6/30/15 and 12/31/2014	-	-
Common stock	291,307	275,615
Class A, no par value – Authorized 90,000,000 shares; issued and outstanding – 35,890,135 at 6/30/2015 and 34,008,795 at 12/31/2014
Class B, no par value – Authorized 10,000,000 shares; issued and outstanding – 3,186,748 at 6/30/2015 and 12/31/2014
Directors’ deferred compensation plan	(324)	(324)
Accumulated deficit	(34,641)	(43,241)
Accumulated other comprehensive loss	(725)	(695)
Total shareholders’ equity	255,617	231,355
Total liabilities and shareholders’ equity	$2,778,685	$2,520,232

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Income

(Unaudited; dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Interest Income
Interest and fees on loans	$20,553	$18,506	$40,016	$33,617
Interest on investment securities
Taxable	4,189	3,297	8,148	6,093
Tax exempt	316	280	592	436
Interest-bearing bank balances and investment certificates of deposit	41	40	78	41
Total interest income	25,099	22,123	48,834	40,187

Interest Expense
Deposits	1,324	1,050	2,464	1,907
Federal Home Loan Bank borrowings	275	180	538	366
Other borrowings	670	638	1,315	1,023
Total interest expense	2,269	1,868	4,317	3,296
Net interest income	22,830	20,255	44,517	36,891
Provision for credit losses	16	600	120	744
Net interest income after provision for credit losses	22,814	19,655	44,397	36,147

Noninterest Income
Retail banking	2,291	2,673	4,399	5,252
Mortgage banking services	511	241	867	370
Wealth management services	749	713	1,501	1,429
Gain on sales of investment securities	-	-	-	-
Bank-owned life insurance	922	329	1,229	777
Other	364	250	1,226	704
Total noninterest income	4,837	4,206	9,222	8,532

Noninterest Expense
Personnel	9,725	9,645	19,794	17,986
Occupancy	1,360	1,241	2,739	2,427
Furniture and equipment	1,020	948	1,981	1,855
Technology and data processing	1,298	1,173	2,511	2,290
Legal and professional	1,274	925	2,014	1,463
FDIC insurance	453	416	864	813
Real estate acquired in settlement of loans	219	(62)	396	336
Acquisition-related	171	4,812	2,428	4,900
Other	2,890	2,945	5,810	5,440
Total noninterest expense	18,410	22,043	38,537	37,510
Income before income taxes	9,241	1,818	15,082	7,169
Income tax expense	3,240	657	5,311	2,557
Net Income	6,001	1,161	9,771	4,612
Dividends on preferred stock	-	-	-	(337)
Net Income available to common shareholders	$6,001	$1,161	$9,771	$4,275

Earnings per share
Basic	$0.15	$0.03	$0.25	$0.13
Diluted	$0.15	$0.03	$0.25	$0.13

Cash dividends declared per share	$0.015	$-	$0.03	$-

Weighted average shares outstanding
Basic	39,046,498	36,808,785	38,448,707	32,671,233
Diluted	39,496,122	37,382,568	38,920,185	33,266,976

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited; dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Net Income	$6,001	$1,161	$9,771	$4,612
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period, net of tax of $(1,014), $1,203, $(279), and $2,334, respectively	(1,637)	1,889	(450)	3,664
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during period, net of tax of $56, $0, $345, and $0, respectively	90	-	557	-
Reclassification adjustment for (gains) losses included in net income, net of tax of $(75), $0, $(150), and $0, respectively	(120)	-	(241)	-
Defined benefit pension plans:
Amortization of net loss, net of tax of $64, $(6), $64 and $(12), Respectively	104	(9)	104	(19)
Total other comprehensive income (loss)	(1,563)	1,880	(30)	3,645
Comprehensive Income	$4,438	$3,041	$9,741	$8,257

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2015 and 2014

(Unaudited; dollars in thousands)

					Directors’		Accumulated
	Preferred	Common Stock			Deferred		Other	Total
	Stock	Class A	Class B		Compensation	Accumulated	Comprehensive	Shareholders’
	Series A	Shares	Shares	Amount	Plan	Deficit	Income (Loss)	Equity
Balances at December 31, 2013	$15,000	25,291,568	3,186,748	$210,297	$(468)	$(56,880)	$(1,157)	$166,792
Net Income	-	-	-	-	-	4,612	-	4,612
Change in accumulated other comprehensive income (loss) net of deferred income taxes	-	-	-	-	-	-	3,645	3,645
Redemption of preferred stock	(15,000)	-	-	-	-	-	-	(15,000)
Dividends on preferred stock	-	-	-	-	-	(337)	-	(337)
Acquisition of CapStone Bank	-	8,075,228	-	62,264	-	-	-	62,264
Expense of stock issuance	-	-	-	(367)	-	-	-	(367)
Exercise of stock options	-	570,395	-	2,309	-	-	-	2,309
Stock issuance pursuant to restricted stock units	-	12,252	-	(49)	-	-	-	(49)
Excess tax benefits from stock-based awards	-	-	-	249	-	-	-	249
Stock-based compensation	-	-	-	389	-	-	-	389
Distributions	-	-	-	-	144	-	-	144
Balances at June 30, 2014	$-	33,949,443	3,186,748	$275,092	$(324)	$(52,605)	$2,488	$224,651

Balances at December 31, 2014	$-	34,008,795	3,186,748	$275,615	$(324)	$(43,241)	$(695)	$231,355
Net Income	-	-	-	-	-	9,771	-	9,771
Change in accumulated other comprehensive income (loss) net of deferred income taxes	-	-	-	-	-	-	(30)	(30)
Acquisition of Premier Commercial Bank	-	1,735,465	-	15,037	-	-	-	15,037
Expense of stock issuance	-	-	-	(103)	-	-	-	(103)
Dividends on common stock	-	-	-	-	-	(1,171)	-	(1,171)
Exercise of stock options	-	95,000	-	428	-	-	-	428
Stock issuance pursuant to restricted stock units	-	50,875	-	(240)	-	-	-	(240)
Excess tax benefits from stock-based awards	-	-	-	157	-	-	-	157
Stock-based compensation	-	-	-	413	-	-	-	413
Balances at June 30, 2015	$-	35,890,135	3,186,748	$291,307	$(324)	$(34,641)	$(725)	$255,617

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited; dollars in thousands)

	Six Months Ended
	June 30
	2015	2014

Cash Flow from operating activities
Net Income	$9,771	$4,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,173	2,865
Securities premium amortization and discount accretion, net	190	384
Increase in cash surrender value of bank-owned life insurance	(796)	(777)
Mortgage banking services	(867)	(370)
Originations of loans held for sale	(79,327)	(39,879)
Proceeds from sales of loans held for sale	73,594	38,046
Accretion on acquired loans	(3,091)	(2,535)
Excess tax benefits from stock-based awards	(157)	(249)
Deferred income tax expense (benefit)	5,095	2,571
Writedowns and (gains) losses on sales of real estate acquired in settlement of loans, net	274	117
Provision for credit losses	120	744
Stock-based compensation	413	389
(Increase) decrease in income taxes receivable	(425)	103
(Increase) decrease in interest earned but not received	(87)	(140)
Increase (decrease) in interest accrued but not paid	(2)	(58)
Net (increase) decrease in other assets	(1,784)	(1,355)
Net increase (decrease) in other liabilities	652	(74)
Net cash provided by (used in) operating activities	5,746	4,394

Cash Flow from investing activities
Net cash received from acquisition	3,215	6,198
Proceeds from maturities of investment certificates of deposit	2,740	-
Purchases of securities available for sale	(19,972)	(19,696)
Purchases of securities held to maturity	(20,195)	(50,871)
Proceeds from sales of securities available for sale	25,891	9,045
Proceeds from maturities, prepayments and calls of securities available for sale	13,876	13,637
Proceeds from maturities, prepayments and calls of securities held to maturity	12,344	2,460
Net (increase) decrease in loans	(102,068)	(18,336)
Purchase of bank-owned life insurance	(8,299)	-
Maturity of bank-owned life insurance	805	-
Purchases of premises and equipment	(1,372)	(1,154)
Proceeds from sales of premises and equipment	1	352
Proceeds from sales of real estate acquired in settlement of loans	1,285	4,988
Net cash provided by (used in) investing activities	(91,749)	(53,377)

Cash Flow from financing activities
Net increase (decrease) in demand deposits and NOW accounts	59,262	15,360
Net increase (decrease) in savings and money market accounts	14,095	(27,971)
Net increase (decrease) in time deposits	(34,961)	41,117
Net increase (decrease) in Federal Home Loan Bank borrowings	38,331	(2,000)
Net increase (decrease) in other borrowings	12,500	43,500
Dividends paid	(585)	(337)
Redemption of preferred stock	-	(15,000)
Exercise of stock options	428	2,309
Cash paid in lieu of issuing shares pursuant to restricted stock units	(240)	(49)
Excess tax benefits from stock-based awards	157	249
Expense of stock issuance	(103)	(367)
Net cash provided by (used in) financing activities	88,884	56,811
Increase (decrease) in cash and cash equivalents	2,881	7,828
Cash and cash equivalents at the beginning of the period	34,369	33,513
Cash and cash equivalents at the end of the period	$37,250	$41,341

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited; dollars in thousands)

	Six Months Ended
	June 30
	2015	2014

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$4,304	$3,219
Income taxes	450	-

Supplemental disclosures of noncash transactions
Transfer of loans to real estate acquired in settlement of loans	$643	$914
Dividends declared but not paid	586	-
Unrealized gains (losses) on securities available for sale:
Change in securities available for sale	(728)	5,998
Change in deferred income taxes	278	(2,334)
Change in shareholders’ equity	(450)	3,664
Unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges	511	-
Change in deferred income taxes	(195)	-
Change in shareholders’ equity	316	-
Acquisition:
Fair value of assets acquired	161,687	381,594
Fair value of liabilities assumed	144,490	336,730

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and provisions for credit losses considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Recent accounting pronouncements

In January 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” This Update provides guidance on when an in-substance repossession or foreclosure is deemed to occur, which requires the mortgage loan to be derecognized and the related real estate be recognized. The Update clarifies that an in-substance repossession or foreclosure is deemed to occur upon either (i) a creditor obtaining legal title to the residential real estate or (ii) the borrower conveying all interest in the residential real estate through a deed in lieu of foreclosure (or a similar legal agreement). Creditors must disclose the amount of foreclosed residential real estate held as well as the amount of collateralized loans for which foreclosure is in process. The Update became effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Update could be adopted on either a modified retrospective or a prospective method, and early adoption was permitted. The Company adopted this Update prospectively January 1, 2015, which requires additional disclosure by the Company but does not otherwise materially affect our financial statements. (See Note 5 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This Update sets new guidance to clarify principles for recognizing revenue and develops a common revenue standard with the International Accounting Standards Board. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. On July 9, 2015 the FASB voted to delay the effective date of ASU 2014-09 for one year for most entities, or fiscal years beginning after December 15, 2017 for public companies. Early adoption will be allowed, but no earlier than the original effective date of ASU 2014-09. The Company is currently evaluating the effect of adopting ASU 2014-09 on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (Topic 860).” The amendments in this Update require two accounting changes. First, the amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. Also, the amendments in this Update require disclosure for certain transactions accounted for as a sale and for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings. The accounting changes and the disclosure for certain transactions accounted for as a sale in this Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014 and for interim periods beginning after March 15, 2015. Early adoption for a public business entity was prohibited. This Update requires additional disclosure by the Company but does not otherwise materially affect our financial statements. (See Note 7 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.)

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

In February 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This Update eliminates from GAAP the concept of extraordinary items, which are items that are unusual in nature and infrequent. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Subtopic 810): Amendments to the Consolidation Analysis.” This Update provides an additional requirement for a limited partnership or similar entity to qualify as a voting interest entity and also amends the criteria for consolidating such an entity. In addition, the Update amends the criteria for evaluating fees paid to a decision maker or service provider as a variable interest and amends the criteria for evaluating the effect of fee arrangements and related parties on a variable interest entity primary beneficiary determination. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not anticipate that the adoption of ASU 2015-02 will have a material effect on its consolidated financial statements as the Company does not have any material investments in limited partnerships with voting rights.

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

The following table summarizes the allocation of the purchase price to the assets acquired and the liabilities assumed based on their estimated fair values (dollars in thousands, except per share data):

Fair value of assets acquired
Cash and cash equivalents	$8,028
Investment certificates of deposit	4,478
Loans held for sale	2,319
Available for sale investment securities	47,085
Loans	95,984
Premises and equipment	114
Core deposit intangible	970
Deferred tax assets	1,355
Other assets	1,354
Total assets acquired	161,687
Fair value of liabilities assumed
Deposits	124,182
Federal Home Loan Bank borrowings	19,810
Accrued expenses and other liabilities	498
Total liabilities assumed	144,490
Net assets acquired	$17,197
Purchase price
Shares of Class A common stock issued	1,735,465
Purchase price per share of Class A common stock	$8.30
Class A common stock issued and cash exchanged for fractional shares	14,405
Fair value of converted stock options	632
Cash paid	4,813
Total purchase price	$19,850
Goodwill	$2,653

During the second quarter of 2015, immaterial adjustments were made to other assets and to accrued expenses and other liabilities.

Purchased Credit Impaired (“PCI”) loans acquired totaled $16.1 million at estimated fair value, and acquired performing loans totaled $79.9 million at estimated fair value. The gross contractual amount receivable for PCI loans and acquired performing loans was $20.0 million and $100.1 million, respectively, as of the acquisition date. For the acquired performing loans, the best estimate at acquisition date of contractual cash flows not expected to be collected was $1.4 million.

Goodwill recorded for Premier represents future revenues to be derived, including efficiencies that will result from combining operations, and other non-identifiable intangible assets. None of the goodwill is expected to be deductible for tax purposes.

Pro Forma

The following tables reflect the pro forma total net interest income, noninterest income and net income for the three months and six months ended June 30, 2015 and 2014 as though the acquisition of Premier had taken place on January 1, 2014. The pro forma results are not adjusted for acquisition-related expense, and are not necessarily indicative of the results of operations that would have occurred had the acquisition actually taken place on January 1, 2014, nor of future results of operations.

	Three Months Ended June 30
(Dollars in thousands)	2015	2014

Net interest income	$22,641	$21,496
Noninterest income	4,837	4,908
Net income	5,821	1,226

	Six Months Ended June 30
	2015	2014

Net interest income	$45,002	$39,548
Noninterest income	9,528	9,812
Net income	9,282	4,935

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

The following table summarizes the allocation of the purchase price to the assets acquired and the liabilities assumed based on their estimated fair values (dollars in thousands, except per share data):

Fair value of assets acquired
Cash and cash equivalents	$6,198
Investment certificates of deposit	18,250
Federal funds sold	1,000
Available for sale investment securities	49,357
Loans	292,848
Premises and equipment	3,185
Core deposit intangible	2,490
Real estate acquired in settlement of loans	169
Deferred tax assets	3,740
Other assets	4,357
Total assets acquired	381,594
Fair value of liabilities assumed
Deposits	273,665
Federal Home Loan Bank borrowings	61,268
Accrued expenses and other liabilities	1,797
Total liabilities assumed	336,730
Net assets acquired	$44,864
Purchase price
Shares of Class A common stock issued	8,075,228
Purchase price per share of Class A common stock	$7.14
Class A common stock issued and cash exchanged for fractional shares	57,658
Fair value of converted stock options	4,606
Total purchase price	$62,264
Goodwill	$17,400

During the third quarter of 2014, adjustments of $509,000 were made to deferred tax assets acquired and goodwill. During the fourth quarter of 2014, there was an adjustment of $5,000 made to real estate acquired in settlement of loans and goodwill.

PCI loans acquired totaled $65.8 million at estimated fair value, and acquired performing loans totaled $227.0 million at estimated fair value. The gross contractual amount receivable for PCI loans and acquired performing loans was $84.9 million and $274.8 million, respectively, as of the acquisition date. For the acquired performing loans, the best estimate at acquisition date of contractual cash flows not expected to be collected was $2.5 million.

Goodwill recorded for CapStone represents future revenues to be derived, including efficiencies that will result from combining operations, and other non-identifiable intangible assets. None of the goodwill is expected to be deductible for tax purposes.

Acquisition-related expense during the first six months of 2015 totaled $2.4 million and was predominately related to the acquisition of Premier. These costs are recorded as noninterest expense as incurred. Acquisition-related expense during the first six months of 2014 was $4.9 million and was related to the acquisitions of Security Savings Bank, SSB (“Security Savings”) on October 1, 2013 and CapStone. The components of acquisition-related expense for the first six months of 2015 and 2014 are as follows (dollars in thousands):

14

	2015	2014

Personnel	$1,358	$1,584
Furniture and equipment	372	13
Technology and data processing	470	2,674
Legal and professional	190	488
Other	38	141
Total acquisition-related expense	$2,428	$4,900

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2015	2014	2015	2014
Basic:
Net income available to common shareholders	$6,001	$1,161	$9,771	$4,275
Weighted average shares outstanding	39,046,498	36,808,785	38,448,707	32,671,233
Net income per share, basic	$0.15	$0.03	$0.25	$0.13

Diluted:
Net income available to common shareholders	$6,001	$1,161	$9,771	$4,275
Weighted average shares outstanding	39,046,498	36,808,785	38,448,707	32,671,233
Effect of dilutive securities:
Stock options	281,854	450,711	299,509	479,566
Restricted stock units and performance units	167,770	123,072	171,969	116,177
Weighted average shares outstanding and dilutive potential shares outstanding	39,496,122	37,382,568	38,920,185	33,266,976
Net income per share, diluted	$0.15	$0.03	$0.25	$0.13

Note 4 — Investment Securities

Investment securities consist of the following (dollars in thousands):

		Available for Sale – June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)
U.S. government-sponsored agency securities	$49,098	$-	$(1,279)	$47,819	2.07%		6.44
SBA securities	7,338	11	(17)	7,332	2.52		5.37
Agency mortgage backed securities	28,164	1,035	(42)	29,157	2.92		2.98
Collateralized mortgage obligations	8,452	184	-	8,636	3.67		3.21
Commercial mortgage backed securities	32,817	1,131	-	33,948	3.37		2.22
Corporate bonds	141,751	3,485	(337)	144,899	3.69		3.18
Covered bonds	49,995	1,608	(44)	51,559	3.48		1.51
State and municipal obligations	32,812	786	(4)	33,594	5.43	(2)	3.78
Total debt securities	350,427	8,240	(1,723)	356,944	3.48	(2)	3.39
Federal Home Loan Bank stock	19,665	-	-	19,665
Federal Reserve Bank stock	6,097	-	-	6,097
Other equity securities	9,336	497	(151)	9,682
Total	$385,525	$8,737	$(1,874)	$392,388

		Available for Sale – December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)
U.S. government-sponsored agency securities	$49,599	$-	$(1,485)	$48,114	2.05%		6.80
Agency mortgage backed securities	19,314	1,255	-	20,569	3.78		3.46
Collateralized mortgage obligations	10,492	217	-	10,709	3.81		3.72
Commercial mortgage backed securities	33,646	1,179	-	34,825	3.40		2.62
Corporate bonds	128,798	3,612	(535)	131,875	3.78		3.50
Covered bonds	49,976	2,017	(73)	51,920	3.49		1.98
State and municipal obligations	33,930	1,204	(4)	35,130	5.17	(2)	3.75
Total debt securities	325,755	9,484	(2,097)	333,142	3.58	(2)	3.71
Federal Home Loan Bank stock	17,712	-	-	17,712
Federal Reserve Bank stock	5,702	-	-	5,702
Other equity securities	9,336	361	(156)	9,541
Total	$358,505	$9,845	$(2,253)	$366,097

		Held to Maturity – June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)
U.S. government-sponsored agency securities	$24,826	$83	$(282)	$24,627	2.12%		5.68
Agency mortgage backed securities	50,013	1,123	-	51,136	2.58		4.26
Corporate bonds	30,657	132	(64)	30,725	2.85		3.72
Covered bonds	4,986	52	-	5,038	2.08		3.46
Subordinated debt issues	27,000	353	(33)	27,320	5.88		9.22
State and municipal obligations	1,151	23	-	1,174	4.25	(2)	9.46
Total	$138,633	$1,766	$(379)	$140,020	3.19	(2)	5.37

		Held to Maturity – December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Yield		Average Duration(1)
U.S. government-sponsored agency securities	$32,772	$95	$(416)	$32,451	2.16%		4.75
Agency mortgage backed securities	54,339	1,352	-	55,691	2.58		4.43
Corporate bonds	23,455	123	(64)	23,514	2.72		4.19
Covered bonds	4,984	25	-	5,009	2.08		3.92
Subordinated debt issues	14,000	50	(17)	14,033	6.26		9.35
State and municipal obligations	1,151	66	-	1,217	4.28	(2)	7.60
Total	$130,701	$1,711	$(497)	$131,915	2.89	(2)	5.00

(1) Average remaining duration to maturity, in years

(2) Fully taxable-equivalent basis

The following table shows the Company’s investments with gross unrealized losses and their fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, as of June 30, 2015 (dollars in thousands):

	Less Than 1 Year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. government-sponsored agency securities	$27,470	$(457)	$40,001	$(1,104)	$67,471	$(1,561)
SBA securities	5,063	(17)	-	-	5,063	(17)
Agency mortgage backed securities	11,157	(42)	-	-	11,157	(42)
Corporate bonds	51,011	(194)	3,840	(207)	54,851	(401)
Covered bonds	4,940	(44)	-	-	4,940	(44)
Subordinated debt issues	4,968	(33)	-	-	4,968	(33)
State and municipal obligations	1,215	(4)	-	-	1,215	(4)
Equity securities	-	-	1,746	(151)	1,746	(151)
Total securities	$105,824	$(791)	$45,587	$(1,462)	$151,411	$(2,253)

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

There were 52 available for sale debt securities and 14 held to maturity securities in an unrealized loss position at June 30, 2015. Management does not intend to sell any of these securities that have unrealized losses and believes that it is not likely that sales of these securities will be necessary before a recovery of cost. The unrealized losses in all of these securities are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased and are not the result of deteriorated credit quality. The fair value is expected to recover as the bonds approach their maturity dates or repricing dates or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

There were two available for sale equity securities in an unrealized loss position at June 30, 2015. Although those two securities have been in a loss position one year or more, they remain investment grade by all rating agencies and show no indication that dividend payments or credit of the issuer are at risk. Management does not intend to sell these securities, believes that it is not likely that sales of these securities will be necessary before a recovery of cost and does not consider these securities other-than-temporarily impaired.

Investment securities with an amortized cost of $150.6 million and $170.0 million, as of June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes. The Company has $35.0 million in letters of credit issued by the Federal Home Loan Bank of Atlanta, which are used in lieu of securities to pledge against public deposits.

Investment securities of Premier having a book value of $25.9 million were sold immediately following the acquisition to reposition the portfolio at no recorded gain or loss. No other investment securities were sold during the six months ended June 30, 2015. In 2014, CapStone investment securities having a book value of $9.2 million were sold immediately following the acquisition to reposition the portfolio at no recorded gain or loss. No other investment securities were sold during the six months ended June 30, 2014.

Note 5 — Loans and Allowance for Credit Losses

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered PCI loans; which include $86.8 million at June 30, 2015 resulting from the acquisition of Security Savings on October 1, 2013, the acquisition of CapStone on April 1, 2014, and the acquisition of Premier on February 27, 2015, and $81.1 million at December 31, 2014 resulting from the acquisitions of Security Savings and Capstone. Loans held for investment are summarized in the following table (dollars in thousands):

	June 30, 2015			December 31, 2014
	Loans –			Loans –
	Excluding	PCI	Total	Excluding	PCI	Total
	PCI	Loans	Loans	PCI	Loans	Loans
Secured by owner-occupied nonfarm nonresidential properties	$315,654	$20,349	$336,003	$292,013	$17,969	$309,982
Secured by other nonfarm nonresidential properties	459,702	17,967	477,669	411,107	15,768	426,875
Other commercial and industrial	221,525	4,343	225,868	189,085	2,819	191,904
Total Commercial	996,881	42,659	1,039,540	892,205	36,556	928,761

Construction loans – 1 to 4 family residential	33,028	751	33,779	42,969	712	43,681
Other construction and land development	154,750	3,613	158,363	120,612	3,816	124,428
Total Real estate – construction	187,778	4,364	192,142	163,581	4,528	168,109

Closed-end loans secured by 1 to 4 family residential properties	395,437	24,926	420,363	379,646	26,626	406,272
Lines of credit secured by 1 to 4 family residential properties	227,479	6,277	233,756	222,329	6,375	228,704
Loans secured by 5 or more family residential properties	70,607	6,687	77,294	32,611	4,987	37,598
Total Real estate – mortgage	693,523	37,890	731,413	634,586	37,988	672,574

Credit cards	7,480	-	7,480	7,656	-	7,656
Other revolving credit plans	8,955	23	8,978	9,085	27	9,112
Other consumer loans	6,311	1,868	8,179	7,414	1,982	9,396
Total Consumer	22,746	1,891	24,637	24,155	2,009	26,164

All other loans	16,471	-	16,471	8,798	-	8,798
Total Other	16,471	-	16,471	8,798	-	8,798

Total loans held for investment	$1,917,399	$86,804	$2,004,203	$1,723,325	$81,081	$1,804,406

Unamortized deferred loan origination fees and costs were a net cost of $2.3 million at June 30, 2015 and $1.3 million at December 31, 2014.

Loans totaling $15.1 million and $6.2 million, as of June 30, 2015 and December 31, 2014, respectively, were held for sale, and stated at the lower of cost or market value as determined by outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis.

As of June 30, 2015 and December 31, 2014, qualifying loans totaling approximately $659.1 million and $768.9 million, respectively, were pledged under a blanket lien to secure the lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Richmond.

Nonperforming assets are summarized as follows (dollars in thousands):

	June 30,	December 31,
	2015	2014
Commercial nonaccrual loans, not restructured	$672	$1,620
Commercial nonaccrual loans, restructured	77	-
Non-commercial nonaccrual loans, not restructured	2,393	3,471
Non-commercial nonaccrual loans, restructured	61	5
Total nonaccrual loans	3,203	5,096
Troubled debt restructured, accruing	2,480	2,116
Total nonperforming loans	5,683	7,212
Real estate acquired in settlement of loans	2,142	3,057
Total nonperforming assets	$7,825	$10,269

Restructured loans, performing(1)	$1,030	$1,151
Loans past due 90 days or more and still accruing(2)	$1,732	$1,534

Nonperforming loans to loans held for investment	0.28%	0.40%
Nonperforming assets to total assets at end of period	0.28%	0.41%
Allowance for credit losses to nonperforming loans	375.05%	306.60%

(1)	Loans restructured in a prior year without an interest rate concession or forgiveness of debt that are performing in accordance with their restructured terms.
(2)	Loans past due 90 days or more and still accruing includes $1,721 and $1,463 of PCI loans as of June 30, 2015 and December 31, 2014, respectively.

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

Commitments to lend additional funds to borrowers whose loans have been restructured were not material at June 30, 2015.

Included in real estate acquired in settlement of loans at June 30, 2015 is $958,000 of one to four family residential properties. The amount of loans secured by one to four family residential properties in process of foreclosure at June 30, 2015, was $1.5 million. As of June 30, 2015, there had been no foreclosures on mortgage loans with a government guarantee.

The aging of loans is summarized in the following tables (dollars in thousands):

Loans – Excluding PCI
	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
June 30, 2015	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$-	$-	$640	$640	$315,014	$315,654
Secured by other nonfarm nonresidential properties	16	-	-	16	459,686	459,702
Other commercial and industrial	574	-	109	683	220,842	221,525
Total Commercial	590	-	749	1,339	995,542	996,881

Construction loans – 1 to 4 family residential	-	-	-	-	33,028	33,028
Other construction and land development	-	-	107	107	154,643	154,750
Total Real estate – construction	-	-	107	107	187,671	187,778

Closed-end loans secured by 1 to 4 family residential properties	1,442	-	1,239	2,681	392,756	395,437
Lines of credit secured by 1 to 4 family residential properties	1,882	-	947	2,829	224,650	227,479
Loans secured by 5 or more family residential properties	-	-	145	145	70,462	70,607
Total Real estate – mortgage	3,324	-	2,331	5,655	687,868	693,523

Credit cards	73	11	-	84	7,396	7,480
Other revolving credit plans	22	-	1	23	8,932	8,955
Other consumer loans	27	-	15	42	6,269	6,311
Total Consumer	122	11	16	149	22,597	22,746

All other loans	-	-	-	-	16,471	16,471
Total Other	-	-	-	-	16,471	16,471

Total loans	$4,036	$11	$3,203	$7,250	$1,910,149	$1,917,399

PCI Loans
	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
June 30, 2015	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$483	$-	$-	$483	$19,866	$20,349
Secured by other nonfarm nonresidential properties	128	-	-	128	17,839	17,967
Other commercial and industrial	-	6	-	6	4,337	4,343
Total Commercial	611	6	-	617	42,042	42,659

Construction loans – 1 to 4 family residential	-	-	-	-	751	751
Other construction and land development	12	-	-	12	3,601	3,613
Total Real estate – construction	12	-	-	12	4,352	4,364

Closed-end loans secured by 1 to 4 family residential properties	543	1,420	-	1,963	22,963	24,926
Lines of credit secured by 1 to 4 family residential properties	236	274	-	510	5,767	6,277
Loans secured by 5 or more family residential properties	-	-	-	-	6,687	6,687
Total Real estate – mortgage	779	1,694	-	2,473	35,417	37,890

Credit cards	-	-	-	-	-	-
Other revolving credit plans	-	-	-	-	23	23
Other consumer loans	38	21	-	59	1,809	1,868
Total Consumer	38	21	-	59	1,832	1,891

All other loans	-	-	-	-	-	-
Total Other	-	-	-	-	-	-

Total loans	$1,440	$1,721	$-	$3,161	$83,643	$86,804

Total Loans
	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
June 30, 2015	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$483	$-	$640	$1,123	$334,880	$336,003
Secured by other nonfarm nonresidential properties	144	-	-	144	477,525	477,669
Other commercial and industrial	574	6	109	689	225,179	225,868
Total Commercial	1,201	6	749	1,956	1,037,584	1,039,540

Construction loans – 1 to 4 family residential	-	-	-	-	33,779	33,779
Other construction and land development	12	-	107	119	158,244	158,363
Total Real estate – construction	12	-	107	119	192,023	192,142

Closed-end loans secured by 1 to 4 family residential properties	1,985	1,420	1,239	4,644	415,719	420,363
Lines of credit secured by 1 to 4 family residential properties	2,118	274	947	3,339	230,417	233,756
Loans secured by 5 or more family residential properties	-	-	145	145	77,149	77,294
Total Real estate – mortgage	4,103	1,694	2,331	8,128	723,285	731,413

Credit cards	73	11	-	84	7,396	7,480
Other revolving credit plans	22	-	1	23	8,955	8,978
Other consumer loans	65	21	15	101	8,078	8,179
Total Consumer	160	32	16	208	24,429	24,637

All other loans	-	-	-	-	16,471	16,471
Total Other	-	-	-	-	16,471	16,471

Total loans	$5,476	$1,732	$3,203	$10,411	$1,993,792	$2,004,203

Loans – Excluding PCI
	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
December 31, 2014	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$1,366	$-	$1,353	$2,719	$289,294	$292,013
Secured by other nonfarm nonresidential properties	-	-	237	237	410,870	411,107
Other commercial and industrial	1,451	-	30	1,481	187,604	189,085
Total Commercial	2,817	-	1,620	4,437	887,768	892,205

Construction loans – 1 to 4 family residential	-	-	-	-	42,969	42,969
Other construction and land development	66	-	159	225	120,387	120,612
Total Real estate – construction	66	-	159	225	163,356	163,581

Closed-end loans secured by 1 to 4 family residential properties	3,529	35	1,871	5,435	374,211	379,646
Lines of credit secured by 1 to 4 family residential properties	2,578	-	1,301	3,879	218,450	222,329
Loans secured by 5 or more family residential properties	-	-	-	-	32,611	32,611
Total Real estate – mortgage	6,107	35	3,172	9,314	625,272	634,586

Credit cards	93	35	-	128	7,528	7,656
Other revolving credit plans	121	1	102	224	8,861	9,085
Other consumer loans	131	-	43	174	7,240	7,414
Total Consumer	345	36	145	526	23,629	24,155

All other loans	-	-	-	-	8,798	8,798
Total Other	-	-	-	-	8,798	8,798

Total loans	$9,335	$71	$5,096	$14,502	$1,708,823	$1,723,325

PCI Loans
	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
December 31, 2014	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$285	$-	$-	$285	$17,684	$17,969
Secured by other nonfarm nonresidential properties	-	-	-	-	15,768	15,768
Other commercial and industrial	-	13	-	13	2,806	2,819
Total Commercial	285	13	-	298	36,258	36,556

Construction loans – 1 to 4 family residential	-	-	-	-	712	712
Other construction and land development	-	-	-	-	3,816	3,816
Total Real estate – construction	-	-	-	-	4,528	4,528

Closed-end loans secured by 1 to 4 family residential properties	2,394	1,396	-	3,790	22,836	26,626
Lines of credit secured by 1 to 4 family residential properties	380	33	-	413	5,962	6,375
Loans secured by 5 or more family residential properties	-	-	-	-	4,987	4,987
Total Real estate – mortgage	2,774	1,429	-	4,203	33,785	37,988

Credit cards	-	-	-	-	-	-
Other revolving credit plans	-	-	-	-	27	27
Other consumer loans	46	21	-	67	1,915	1,982
Total Consumer	46	21	-	67	1,942	2,009

All other loans	-	-	-	-	-	-
Total Other	-	-	-	-	-	-

Total loans	$3,105	$1,463	$-	$4,568	$76,513	$81,081

Total Loans
	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
December 31, 2014	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$1,651	$-	$1,353	$3,004	$306,978	$309,982
Secured by other nonfarm nonresidential properties	-	-	237	237	426,638	426,875
Other commercial and industrial	1,451	13	30	1,494	190,410	191,904
Total Commercial	3,102	13	1,620	4,735	924,026	928,761

Construction loans – 1 to 4 family residential	-	-	-	-	43,681	43,681
Other construction and land development	66	-	159	225	124,203	124,428
Total Real estate – construction	66	-	159	225	167,884	168,109

Closed-end loans secured by 1 to 4 family residential properties	5,923	1,431	1,871	9,225	397,047	406,272
Lines of credit secured by 1 to 4 family residential properties	2,958	33	1,301	4,292	224,412	228,704
Loans secured by 5 or more family residential properties	-	-	-	-	37,598	37,598
Total Real estate – mortgage	8,881	1,464	3,172	13,517	659,057	672,574

Credit cards	93	35	-	128	7,528	7,656
Other revolving credit plans	121	1	102	224	8,888	9,112
Other consumer loans	177	21	43	241	9,155	9,396
Total Consumer	391	57	145	593	25,571	26,164

All other loans	-	-	-	-	8,798	8,798
Total Other	-	-	-	-	8,798	8,798

Total loans	$12,440	$1,534	$5,096	$19,070	$1,785,336	$1,804,406

At June 30, 2015 and December 31, 2014 there were $3.6 million and $3.3 million, respectively, of loans classified as TDRs. A restructured loan is classified as a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. The Company monitors the performance of restructured loans on an ongoing basis. For loans classified as TDRs, the Company further evaluates the loans as performing or nonperforming. Loans retain their accrual status at the time of their restructuring. As a result, if a loan is on nonaccrual at the time it is restructured, it stays as nonaccrual; and if a loan is on accrual at the time of the restructuring, it generally stays on accrual. A restructured loan will be reclassified to nonaccrual if the loan becomes 90 days delinquent or other weaknesses are observed which make collection of principal and interest unlikely. Nonperforming TDRs originally classified as nonaccrual may be reclassified as accruing if, subsequent to restructuring, they experience six consecutive months of payment performance according to the restructured terms. Further, a TDR may be considered performing and subsequently removed from nonperforming status in years subsequent to the restructuring if it meets the following criteria:

•	At the time of restructuring, the loan was made at a market rate of interest for comparable risk;
•	The loan has shown at least six consecutive months of payment performance in accordance with the restructured terms; and
•	The loan has been included in the TDR disclosures for at least one Annual Report on Form 10-K

Restructurings of loans and their classification as TDRs are based on individual facts and circumstances. Loan restructurings that are classified as TDRs may involve an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal or interest payments, which the Company considers are concessions. All loans classified as TDRs were restructured due to financial difficulties experienced by the borrower. The Company had $1.0 million and $1.2 million of performing TDRs at June 30, 2015 and December 31, 2014, respectively, which were restructured in a prior year without an interest rate concession and were performing in accordance with their restructured terms.

The following tables provide information about TDRs restructured during the current and prior year periods (dollars in thousands):

	Restructurings During the Three Months Ended June 30, 2015			Restructurings During the Three Months Ended June 30, 2014
	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
TDRs:
Commercial	2	$657	$663	-	$-	$-
Real estate – mortgage	-	-	-	1	132	125
Total	2	$657	$663	1	$132	$125

	Restructurings During the Six Months Ended June 30, 2015			Restructurings During the Six Months Ended June 30, 2014
	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
TDRs:
Commercial	2	$657	$663	-	$-	$-
Real estate – mortgage	-	-	-	3	183	176
Total	2	$657	$663	3	$183	$176

Two loans were restructured and classified as TDR loans during the first half of 2015. One of the commercial loans restructured in 2015 involved an extension of the term of the loan, and the other involved a deferral of principal. Three loans were restructured and classified as TDR loans during the first half of 2014. The real estate – mortgage loan restructured in the second quarter of 2014 involved forgiveness of principal, and the two real estate – mortgage loans restructured in the first quarter of 2014 involved deferral of interest payments.

A TDR is considered to be in default if it is 90 days or more past due at the end of any month during the reporting period.

No TDRs were restructured in the prior 12 months that subsequently defaulted during the three months or six months ended June 30, 2015, or the three months or six months ended June 30, 2014.

Interest is not typically accrued on nonperforming loans, as they are normally in nonaccrual status. However, interest may be accrued in certain circumstances on nonperforming TDRs, such as those that have an interest rate concession but are otherwise performing. Interest income on performing or nonperforming accruing TDRs is recognized consistent with any other accruing loan. Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on a loan is discontinued when, in management’s opinion, the borrower is not likely to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are placed on nonaccrual status when (i) management has concerns relating to the ability to collect the loan principal and interest, and (ii) generally when loans are 90 days or more past due. Interest income is subsequently recognized on a cash basis only to the extent payments are received and only if the loan is well secured. Commercial loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance (generally a minimum of six months) of interest and principal by the borrower in accordance with the contractual terms. Residential mortgage and consumer loans are typically returned to accrual status once they are no longer past due. There were $2.5 million in TDRs at June 30, 2015 and $2.2 million in TDRs at June 30, 2014 that were considered nonperforming and were accruing interest. The following table shows interest income recognized and received on these TDRs for the three months and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Recognized	Received	Recognized	Received
Interest Income:
Commercial	$-	$-	$3	$3
Real estate – construction	-	-	2	2
Real estate – mortgage	19	20	17	17
Total	$19	$20	$22	$22

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Recognized	Received	Recognized	Received
Interest Income:
Commercial	$-	$-	$6	$6
Real estate – construction	-	-	4	4
Real estate – mortgage	39	41	33	33
Total	$39	$41	$43	$43

The Company’s policy for impaired loan accounting subjects all loans to impairment recognition; however, loan relationships with total credit exposure of less than $500,000 are generally not evaluated on an individual basis for levels of impairment. The Company generally considers loans 90 days or more past due, all nonaccrual loans and all TDRs to be impaired. All TDRs are evaluated on an individual basis for levels of impairment.

Loans specifically identified and evaluated for levels of impairment totaled $3.6 million and $4.2 million at June 30, 2015 and December 31, 2014, respectively, as detailed in the following tables (dollars in thousands).

	Impaired Loans
		Unpaid		Average	Interest
	Recorded	Principal	Specific	Recorded	Income
	Balance	Balance	Allowance	Investment	Recognized
At June 30, 2015
Loans without a specific valuation allowance
Commercial	$874	$981	$-	$877	$13
Real estate – construction	440	440	-	460	15
Real estate – mortgage	472	472	-	542	16
Consumer	4	4	-	5	-
Total	1,790	1,897	-	1,884	44

Loans with a specific valuation allowance
Commercial	77	77	-	86	3
Real estate – construction	143	143	44	183	6
Real estate – mortgage	1,628	1,648	183	1,659	29
Consumer	10	10	1	10	-
Total	1,858	1,878	228	1,938	38

Total impaired loans
Commercial	951	1,058	-	963	16
Real estate – construction	583	583	44	643	21
Real estate – mortgage	2,100	2,120	183	2,201	45
Consumer	14	14	1	15	-
Total	$3,648	$3,775	$228	$3,822	$82

	Impaired Loans
		Unpaid		Average	Interest
	Recorded	Principal	Specific	Recorded	Income
	Balance	Balance	Allowance	Investment	Recognized
At December 31, 2014
Loans without a specific valuation allowance
Commercial	$283	$283	$-	$342	$22
Real estate – construction	453	453	-	480	32
Real estate – mortgage	361	381	-	454	36
Consumer	17	17	-	18	1
Total	1,114	1,134	-	1,294	91

Loans with a specific valuation allowance
Commercial	1,087	1,194	588	1,409	78
Real estate – construction	148	148	53	186	11
Real estate – mortgage	1,878	1,878	264	1,913	71
Consumer	-	-	-	-	-
Total	3,113	3,220	905	3,508	160

Total impaired loans
Commercial	1,370	1,477	588	1,751	100
Real estate – construction	601	601	53	666	43
Real estate – mortgage	2,239	2,259	264	2,367	107
Consumer	17	17	-	18	1
Total	$4,227	$4,354	$905	$4,802	$251

The balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on the reserving method for the six months ended June 30, 2015, the year ended December 31, 2014 and the six months ended June 30, 2014 were as follows:

		Real Estate -	Real Estate -			Total
Allowance for credit losses:	Commercial	Construction	Mortgage	Consumer	Other	Allowance
June 30, 2015
Individually evaluated for impairment	$-	$44	$183	$1	$-	$228
Collectively evaluated for impairment	10,622	1,942	7,974	356	159	21,053
PCI	-	-	30	3	-	33
Total ending allowance	$10,622	$1,986	$8,187	$360	$159	$21,314
Allowance for credit losses as a percentage of recorded investment	1.02%	1.03%	1.12%	1.46%	0.97%	1.06%
December 31, 2014
Individually evaluated for impairment	$588	$53	$264	$-	$-	$905
Collectively evaluated for impairment	10,567	1,931	8,195	421	93	21,207
PCI	-	-	-	-	-	-
Total ending allowance	$11,155	$1,984	$8,459	$421	$93	$22,112
Allowance for credit losses as a percentage of recorded investment	1.20%	1.18%	1.26%	1.61%	1.06%	1.23%
June 30, 2014
Individually evaluated for impairment	$19	$8	$1,041	$-	$-	$1,068
Collectively evaluated for impairment	10,245	1,763	9,313	469	86	21,876
PCI	-	-	-	-	-	-
Total ending allowance	$10,264	$1,771	$10,354	$469	$86	$22,944
Allowance for credit losses as a percentage of recorded investment	1.23%	1.17%	1.47%	1.63%	1.07%	1.33%

		Real Estate -	Real Estate -			Total
Recorded investment in loans:	Commercial	Construction	Mortgage	Consumer	Other	Loans
June 30, 2015
Individually evaluated for impairment	$951	$583	$2,100	$14	$-	$3,648
Collectively evaluated for impairment	995,930	187,195	691,423	22,732	16,471	1,913,751
PCI	42,659	4,364	37,890	1,891	-	86,804
Total recorded investment in loans	$1,039,540	$192,142	$731,413	$24,637	$16,471	$2,004,203
December 31, 2014
Individually evaluated for impairment	$1,370	$601	$2,239	$17	$-	$4,227
Collectively evaluated for impairment	890,835	162,980	632,347	24,138	8,798	1,719,098
PCI	36,556	4,528	37,988	2,009	-	81,081
Total recorded investment in loans	$928,761	$168,109	$672,574	$26,164	$8,798	$1,804,406
June 30, 2014
Individually evaluated for impairment	$1,991	$813	$5,221	$-	$-	$8,025
Collectively evaluated for impairment	778,059	144,344	653,119	26,605	8,064	1,610,191
PCI	55,198	5,921	45,050	2,165	-	108,334
Total recorded investment in loans	$835,248	$151,078	$703,390	$28,770	$8,064	$1,726,550

The allowance for credit losses as a percentage of the recorded investment in loans shown in the table above reflects the improvement in asset quality in the past year. There is a greater proportion of low risk, high quality loans in the loan portfolio at June 30, 2015 compared to June 30, 2014. As a result, the allowance for credit losses as a percentage of the total recorded investment in loans at June 30, 2015 is significantly lower than at June 30, 2014. Also impacting the allowance for credit losses as a percentage of the total recorded investment in loans is the acquired non-PCI portfolio, which was recorded at fair value on the acquisition date and had an allowance for credit losses of $735,000 as of June 30, 2015.

The following table summarizes, by internally assigned risk grade, the risk grade for loans for which the Company has assigned a risk grade (dollars in thousands).

	June 30,					December 31,
	2015					2014
		Special	Sub-				Special	Sub-
Loans – excluding PCI	Pass	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$960,979	$16,005	$18,662	$15	$995,661	$858,218	$18,578	$12,717	$969	$890,482
Real estate – construction	172,037	739	919	57	173,752	148,226	1,144	88	60	149,518
Real estate – mortgage	143,837	3,845	1,131	-	148,813	99,200	4,794	1,987	-	105,981
Consumer	1,147	-	-	-	1,147	928	-	-	-	928
Other	15,692	-	255	-	15,947	7,646	1,152	-	-	8,798
Total	$1,293,692	$20,589	$20,967	$72	$1,335,320	$1,114,218	$25,668	$14,792	$1, 029	$1,155,707

	June 30,					December 31,
	2015					2014
		Special	Sub-				Special	Sub-
PCI loans	Pass(1)	Mention	standard	Doubtful	Total	Pass(1)	Mention	standard	Doubtful	Total
Commercial	$32,701	$5,777	$4,027	$-	$42,505	$27,766	$5,345	$3,205	$-	$36,316
Real estate – construction	2,632	1,110	526	-	4,268	2,838	1,248	339	-	4,425
Real estate – mortgage	13,012	3,899	1,830	-	18,741	11,246	3,811	1,627	-	16,684
Consumer	-	-	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-	-	-
Total	$48,345	$10,786	$6,383	$-	$65,514	$41,850	$10,404	$5,171	$-	$57,425

	June 30,					December 31,
	2015					2014
		Special	Sub-				Special	Sub-
Total loans	Pass	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$993,680	$21,782	$22,689	$15	$1,038,166	$885,984	$23,923	$15,922	$969	$926,798
Real estate – construction	174,669	1,849	1,445	57	178,020	151,064	2,392	427	60	153,943
Real estate – mortgage	156,849	7,744	2,961	-	167,554	110,446	8,605	3,614	-	122,665
Consumer	1,147	-	-	-	1,147	928	-	-	-	928
Other	15,692	-	255	-	15,947	7,646	1,152	-	-	8,798
Total	$1,342,037	$31,375	$27,350	$72	$1,400,834	$1,156,068	$36,072	$19,963	$1, 029	$1,213,132

(1)	PCI loans in the Pass category are in the pre-watch risk grade, which is the lowest risk grade in the Pass category.

An analysis of the changes in the allowance for credit losses for the three months and six months ended June 30, 2015 and 2014 follows (dollars in thousands):

	Beginning				Ending
	Balance	Chargeoffs	Recoveries	Provision	Balance
Three Months Ended June 30, 2015
Loans – excluding PCI
Commercial	$10,474	$396	$119	$425	$10,622
Real estate – construction	2,005	4	39	(54)	1,986
Real estate – mortgage	8,871	429	123	(408)	8,157
Consumer	382	104	61	18	357
Other	102	-	13	44	159
Total	$21,834	$933	$355	$25	$21,281

PCI loans
Commercial	$-	$-	$-	$-	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	41	2	-	(9)	30
Consumer	3	-	-	-	3
Other	-	-	-	-	-
Total	$44	$2	$-	$(9)	$33

Total loans
Commercial	$10,474	$396	$119	$425	$10,622
Real estate – construction	2,005	4	39	(54)	1,986
Real estate – mortgage	8,912	431	123	(417)	8,187
Consumer	385	104	61	18	360
Other	102	-	13	44	159
Total	$21,878	$935	$355	$16	$21,314

Three Months Ended June 30, 2014
Loans – excluding PCI
Commercial	$11,347	$304	$152	$(931)	$10,264
Real estate – construction	1,853	400	444	(126)	1,771
Real estate – mortgage	10,683	2,160	253	1,578	10,354
Consumer	462	138	80	65	469
Other	90	-	3	(7)	86
Total	$24,435	$3,002	$932	$579	$22,944

PCI loans
Commercial	$-	$10	$-	$10	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	11	-	11	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$21	$-	$21	$-

Total loans
Commercial	$11,347	$314	$152	$(921)	$10,264
Real estate – construction	1,853	400	444	(126)	1,771
Real estate – mortgage	10,683	2,171	253	1,589	10,354
Consumer	462	138	80	65	469
Other	90	-	3	(7)	86
Total	$24,435	$3,023	$932	$600	$22,944
28

	Beginning				Ending
	Balance	Chargeoffs	Recoveries	Provision	Balance
Six Months Ended June 30, 2015
Loans – excluding PCI
Commercial	$11,155	$1,032	$379	$120	$10,622
Real estate – construction	1,984	7	339	(330)	1,986
Real estate – mortgage	8,459	836	268	266	8,157
Consumer	421	242	199	(21)	357
Other	93	-	17	49	159
Total	$22,112	$2,117	$1,202	$84	$21,281

PCI loans
Commercial	$-	$-	$-	$-	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	2	-	32	30
Consumer	-	1	-	4	3
Other	-	-	-	-	-
Total	$-	$3	$-	$36	$33

Total loans
Commercial	$11,155	$1,032	$379	$120	$10,622
Real estate – construction	1,984	7	339	(330)	1,986
Real estate – mortgage	8,459	838	268	298	8,187
Consumer	421	243	199	(17)	360
Other	93	-	17	49	159
Total	$22,112	$2,120	$1,202	$120	$21,314

Six Months Ended June 30, 2014
Loans – excluding PCI
Commercial	$11,480	$437	$525	$(1,304)	$10,264
Real estate – construction	2,027	404	514	(366)	1,771
Real estate – mortgage	10,479	2,683	450	2,108	10,354
Consumer	469	362	136	226	469
Other	95	-	6	(15)	86
Total	$24,550	$3,886	$1,631	$649	$22,944

PCI loans
Commercial	$-	$62	$-	$62	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	33	-	33	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$95	$-	$95	$-

Total loans
Commercial	$11,480	$499	$525	$(1,242)	$10,264
Real estate – construction	2,027	404	514	(366)	1,771
Real estate – mortgage	10,479	2,716	450	2,141	10,354
Consumer	469	362	136	226	469
Other	95	-	6	(15)	86
Total	$24,550	$3,981	$1,631	$744	$22,944

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

A summary of changes in the recorded investment of PCI loans for the three months and six months ended June 30, 2015 and 2014 follows (dollars in thousands):

	Three Months Ended June 30
	2015	2014

Recorded investment, beginning of period	$93,075	$52,568
Fair value of loans acquired during the period	-	65,816
Accretion	1,314	1,358
Reductions for payments, sales and foreclosures	(7,585)	(11,408)
Recorded investment, end of period	$86,804	$108,334
Outstanding principal balance, end of period	$95,149	$118,656

	Six Months Ended June 30
	2015	2014

Recorded investment, beginning of period	$81,081	$56,015
Fair value of loans acquired during the period	16,138	65,816
Accretion	2,500	1,985
Reductions for payments, sales and foreclosures	(12,915)	(15,482)
Recorded investment, end of period	$86,804	$108,334
Outstanding principal balance, end of period	$95,149	$118,656

A summary of changes in the accretable yield for PCI loans for the three months and six months ended June 30, 2015 and 2014 follows (dollars in thousands):

	Three Months Ended June 30
	2015	2014

Accretable yield, beginning of period	$23,885	$13,473
Addition from acquisition	-	13,969
Accretion	(1,314)	(1,358)
Reclassification from nonaccretable difference	232	400
Other changes, net	239	(882)
Accretable yield, end of period	$23,042	$25,602

	Six Months Ended June 30
	2015	2014

Accretable yield, beginning of period	$22,447	$14,462
Addition from acquisition	3,040	13,969
Accretion	(2,500)	(1,985)
Reclassification from nonaccretable difference	1,282	503
Other changes, net	(1,227)	(1,347)
Accretable yield, end of period	$23,042	$25,602

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

The significant components of the Company’s deferred tax assets at June 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

	2015	2014
Deferred tax assets:
Allowance for credit losses	$8,153	$8,458
Net operating losses	17,585	21,554
Other	13,452	13,420
Valuation allowance	(328)	(328)
Total	38,862	43,104

Deferred tax liabilities:
Net unrealized gain on available for sale securities	2,625	2,904
Other	6,886	7,067
Total	9,511	9,971
Net deferred tax assets	$29,351	$33,133

Note 7 — Repurchase Agreements

In previous periods, the Company occasionally secured long-term funding utilizing securities sold under repurchase agreements. Repurchase agreements are transactions whereby the Company sells to a counterparty securities at an agreed upon purchase price, and which obligates the Company to repurchase the securities on an agreed upon date at an agreed upon repurchase price with interest at an agreed upon rate payable at a predetermined frequency. Securities sold under agreements to repurchase are recorded at the amount of cash received in connection with the transaction and are included in other borrowings in the consolidated balance sheets.

The Company monitors collateral levels on a continuous basis and maintains records of each transaction specifically describing the applicable securities and the counterparty’s interest in those securities and segregates the securities from general assets in accordance with regulations governing custodial holdings of securities. The primary risk with repurchase agreements is market risk associated with the securities collateralizing the transactions, as the Company may be required to provide additional collateral based on fair value changes of the underlying securities.

At June 30, 2015, the Company had one repurchase agreement, which it entered into on December 8, 2006 for $21.0 million with a repurchase date of December 8, 2016. The transaction is subject to quarterly calls with quarterly interest payments at a fixed rate of 4.03%. Securities pledged as collateral under the repurchase agreement are maintained with the counterparty. Securities acceptable as collateral are U.S. Treasury securities, U.S. government agency securities, U.S. government-sponsored agency securities, and agency mortgage backed securities. The Company may substitute collateral among the acceptable categories. The remaining contractual maturity of repurchase agreements by class of collateral pledged included in other borrowings in the consolidated balance sheets as of June 30, 2015 and December 31, 2014 is presented in the following tables (dollars in thousands).

	June 30, 2015
	Remaining Contractual Maturity of the Agreements
	Less than 1 Year	1 – 3 Years	3 – 5 Years	Greater than 5 Years	Total	Market Value of Collateral
Repurchase agreements
U.S. government-sponsored agency securities	$-	$17,411	$-	$-	$17,411	$20,334
Agency mortgage backed securities	-	3,589	-	-	3,589	4,617
Total borrowings	$-	$21,000	$-	$-	$21,000	$24,951
Gross amount of recognized liabilities for repurchase agreements					$21,000

	December 31, 2014
	Remaining Contractual Maturity of the Agreements
	Less than 1 Year	1 – 3 Years	3 – 5 Years	Greater than 5 Years	Total	Market Value of Collateral
Repurchase agreements
U.S. government-sponsored agency securities	$-	$16,699	$-	$-	$16,699	$19,396
Agency mortgage backed securities	-	4,301	-	-	4,301	5,573
Total borrowings	$-	$21,000	$-	$-	$21,000	$24,969
Gross amount of recognized liabilities for repurchase agreements					$21,000

Note 8 — Stock Compensation Plans

The Company recorded $413,000 and $389,000 of stock-based compensation expense for the six-month periods ended June 30, 2015 and 2014, respectively. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related stock options or grants of restricted stock units or performance units and is reported within personnel expense. This expense had no impact on the Company’s reported cash flows. As of June 30, 2015, there was $1.7 million of unrecognized stock-based compensation expense. This expense will be fully recognized by December 31, 2017.

To determine the amounts recorded in the financial statements, the fair value of each stock option is estimated on the date of the grant using the Black-Scholes-Merton option-pricing model, and for restricted stock units and performance units, the fair value of the Company’s stock on date of grant is used. During the first six months of 2015, no stock options were granted.

As of June 30, 2015, there were 437,209 restricted stock units and performance units outstanding. The fair value of each restricted stock unit or performance unit is the closing price of the Company’s Class A common stock on the grant date. The date of grant and the fair value of these are as follows:

June 30, 2015
		Grant	Fair Value
Type	Units	Date	Per Unit
Restricted stock units	10	02/09/11	$5.15
Restricted stock units	41,198	01/11/12	3.89
Restricted stock units	3,790	07/25/12	4.10
Restricted stock units	88,010	01/16/13	5.00
Restricted stock units	2,390	03/06/13	5.91
Restricted stock units	1,460	04/24/13	5.99
Restricted stock units	22,204	07/24/13	8.80
Restricted stock units	1,701	10/09/13	6.61
Restricted stock units	82,196	01/15/14	7.19
Performance units	36,301	07/29/14	7.64
Performance units	22,835	10/29/14	8.41
Performance units	130,904	01/28/15	8.10
Performance units	4,210	05/20/15	8.12
	437,209

On February 27, 2015, there were 294,400 Premier stock options that converted to 353,831 Company stock options. The estimated fair value of the converted options was $632,000 using the Black-Scholes-Merton option-pricing model. At June 30, 2015, there were 217,418 of these converted options outstanding and exercisable with a weighted average remaining contractual life of 4.69 years and no intrinsic value as the exercise price exceeds the current market price. The following is a summary of stock option activity and related information for the first six months of 2015.

	Options	Weighted Average Exercise Price

Outstanding – beginning of period	985,071	$7.51
Converted	353,831	9.16
Exercised	(95,000)	4.51
Forfeited	(221,991)	12.15
Outstanding – end of period	1,021,911	$7.35

Exercisable – end of period	1,021,911	$7.35

Note 9 — Fair Value of Financial Instruments

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

Interest rate swaps. Under the terms of cash flow hedges, which the Bank entered into in August and November, 2014, for the duration of the hedges the Bank and the counterparty pay one another the difference between the variable amount payable by the Bank based on the 30-day LIBOR rate and the fixed payment payable by the counterparty. In addition, the Bank has several other interest rate swap contracts that were classified as non-designated hedges that allow the customers to pay a fixed rate of interest to the Bank. These interest rate swaps were simultaneously hedged by executing offsetting interest rate swaps with a derivatives dealer to mitigate the net risk exposure to the Bank resulting from the transactions and allow the Bank to receive a variable rate of interest. The fair values of the interest rate swaps designated as cash flow hedges and the non-designated interest rate swaps are based on projected LIBOR rates for the duration of the hedges, values that, while observable in the market, are subject to adjustment due to pricing considerations for the specific instrument. The fair values of the interest rate swaps are categorized as Level 2.

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

The following tables present the estimated fair values of financial instruments as of June 30, 2015 and December 31, 2014 (dollars in thousands):

June 30, 2015	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$37,250	$37,250
Investment certificates of deposit	17,285	17,332
Investment securities	531,021	532,408
Loans	1,982,889	1,982,043
Loans held for sale	15,100	15,100
Investments held in trust	8,194	8,194
Interest rate swaps	514	514
Financial liabilities:
Deposits	1,994,810	1,996,370
Federal funds purchased	42,000	42,000
Wholesale repurchase agreements	21,000	22,324
Subordinated debt	15,500	15,918
Junior subordinated notes	25,774	19,390
Federal Home Loan Bank borrowings	404,800	404,832
Non-qualified defined contribution plan liability	8,194	8,194
Interest rate swaps	269	269

December 31, 2014	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$34,369	$34,369
Investment certificates of deposit	15,632	15,705
Investment securities	496,798	498,012
Loans	1,782,294	1,784,477
Loans held for sale	6,181	6,181
Investments held in trust	7,342	7,342
Interest rate swaps	224	224
Financial liabilities:
Deposits	1,832,564	1,834,333
Federal funds purchased	29,500	29,500
Wholesale repurchase agreements	21,000	22,252
Subordinated debt	15,500	15,978
Junior subordinated notes	25,774	12,515
Federal Home Loan Bank borrowings	346,700	346,712
Non-qualified defined contribution plan liability	7,342	7,342
Interest rate swaps	492	492

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

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (dollars in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets measured at fair value
Available for sale securities:
at June 30, 2015	$4,625	$362,001	$25,762
at December 31, 2014	4,465	338,218	23,414
Investments held in trust:
at June 30, 2015	8,194	-	-
at December 31, 2014	7,342	-	-
Interest rate swaps:
at June 30, 2015	-	514	-
at December 31, 2014	-	224	-
Liabilities measured at fair value
Non-qualified defined contribution plan liability:
at June 30, 2015	8,194	-	-
at December 31, 2014	7,342	-	-
Interest rate swaps:
at June 30, 2015	-	269	-
at December 31, 2014	-	492	-

The table below presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 and the year ended December 31, 2014 (dollars in thousands):

	Six Months	Twelve Months
	Ended	Ended
	June 30,	December 31,
	2015	2014

Available for sale securities
Beginning balance	$23,414	$9,988
Purchases	4,022	16,947
Acquisitions	1,147	3,089
Redemptions	(2,821)	(6,610)
Ending balance	$25,762	$23,414

The table below presents the assets measured at fair value on a non-recurring basis categorized by the level of inputs used in the valuation of each asset (dollars in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Loans held for sale:
at June 30, 2015	$-	$15,100	$-
at December 31, 2014	-	6,181	-
Real estate acquired in settlement of loans:
at June 30, 2015	-	-	1,961
at December 31, 2014	-	-	2,485
Impaired loans, net of allowance:
at June 30, 2015	-	-	3,420
at December 31, 2014	-	-	3,322

The fair value of collateral dependent loans is determined by appraisals or by alternative evaluations, such as tax evaluations. The fair value of loans may also be determined by sales contracts in hand or settlement agreements.

The following table presents the valuation and unobservable inputs for Level 3 assets measured at fair value at June 30, 2015 (dollars in thousands):

Description	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs

Federal Home Loan Bank stock and Federal Reserve Bank stock	$25,762	Cost	Redemption provisions	N/A

Real estate acquired in settlement of loans	1,961	Appraised value	Discount to reflect current market conditions	0.00% - 52.00%

Impaired loans, net of allowance	3,420	Appraised value	Discount to reflect current market conditions	0.00% - 52.00%
		Discounted cash flows	Discount rates	3.13% - 8.20%

Note 10 — Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, at June 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

	2015	2014

Unrealized gains on available for sale securities	$4,238	$4,688
Funded status of pension plans	(5,116)	(5,220)
Unrecognized gains (losses) on cash flow hedges	153	(163)
Total accumulated other comprehensive income (loss)	$(725)	$(695)

Reclassifications from accumulated other comprehensive income (loss) for the three-month and six-month periods ended June 30, 2015 and 2014 are as follows (dollars in thousands):

Details about accumulated other	Amount reclassified from accumulated other	Affected line item in the Consolidated
comprehensive income (loss)	comprehensive income (loss)	Statements of Income

Three months ended June 30, 2015
Unrealized gains (losses) on cash flow hedges	$195	Interest and fees on loans
	(75)	Income tax expense (benefit)
	$120	Net of tax

Amortization of net actuarial loss	$(168)	Personnel expense
	64	Income tax expense (benefit)
	$(104)	Net of tax

Total reclassifications for the period	$16

Three months ended June 30, 2014
Amortization of net actuarial loss	$15	Personnel expense
	(6)	Income tax expense (benefit)
	$9	Net of tax

Total reclassifications for the period	$9

Six months ended June 30, 2015
Unrealized gains (losses) on cash flow hedges	$391	Interest and fees on loans
	(150)	Income tax expense (benefit)
	$241	Net of tax

Amortization of net actuarial loss	$(168)	Personnel expense
	64	Income tax expense (benefit)
	$(104)	Net of tax

Total reclassifications for the period	$137

Six months ended June 30, 2014
Amortization of net actuarial loss	$31	Personnel expense
	(12)	Income tax expense (benefit)
	$19	Net of tax

Total reclassifications for the period	$19

Note 11 — Capital Transactions

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

Quarterly cash dividends resumed in the first quarter of 2015. On February 18, 2015, the Board of Directors declared a $0.015 per share quarterly cash dividend on its common stock, payable April 15, 2015 to shareholders of record as of the close of business on March 16, 2015. On May 20, 2015, the Board of Directors declared a $0.015 per share quarterly cash dividend on its common stock, payable July 15, 2015 to shareholders of record as of the close of business on June 16, 2015.

On February 27, 2015, the Company completed its acquisition of Premier. (See Note 2 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for details of the transaction.)

Note 12 — Derivatives

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

In order to mitigate its exposure in the event the interest rate curve flattens, on August 8, 2014 and on November 13, 2014, the Bank entered into three-year interest rate swaps with a notional amount of $50.0 million each that qualify as cash flow hedges under GAAP with the risk management objective of reducing the Bank’s interest rate risk exposure to the variability of the cash flows upon changes to its forecasted interest receipts as the 30-day LIBOR, the benchmark interest rate used by the Bank, changes. These are designated as cash flow hedges of the interest rate risk associated with the benchmark rate of the 30-day LIBOR attributable to the forecasted interest payments received from the 30-day LIBOR loan portfolio and investment securities (the hedged forecasted transaction). For the interest rate swap entered into on August 8, 2014, the Bank will receive interest at a fixed rate of 0.925% and pay interest at a rate based on the 30-day LIBOR. This interest rate swap hedges interest receipts through August 8, 2017. For the interest rate swap entered into on November 13, 2014, the Bank will receive interest at a fixed rate of 0.98% and pay interest at a rate based on the 30-day LIBOR. This interest rate swap hedges interest receipts through November 13, 2017. Settlement of the swaps occurs monthly. As of June 30, 2015, collateral of $450,000 was pledged and on deposit with the counterparty to secure the existing obligations under these interest rate swaps. The fair value of the swaps is included in other assets in the consolidated balance sheets, and the net change in fair value is included in other comprehensive income and in the consolidated statements of cash flows under the caption net (increase) decrease in other assets. At June 30, 2015, the estimated fair value of the asset is $247,000.

For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated statements of income. The Bank’s interest rate swaps have been effective since inception. Changes in the fair value of the interest rate swaps, therefore, have had no impact on net income. For the first six months of 2015, the Bank recognized interest income of $391,000 resulting from incremental interest received from the counterparty, none of which related to ineffectiveness. The Bank regularly monitors the credit risk of the interest rate swaps counterparty.

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

The fair values of interest rate swap derivatives that are classified as non-designated hedges are recorded in other assets and other liabilities on the balance sheet. As these interest rate swaps do not meet hedge accounting requirements, changes in the fair value of these interest rate swaps are recognized directly in earnings. These changes are recorded in other noninterest expense. As of June 30, 2015, the customer interest rate swaps and the offsetting swaps each had an aggregate notional amount of approximately $11.8 million, and the fair value of these three interest rate swap derivatives are recorded in other assets for $267,000 and in other liabilities for $269,000 on the balance sheet. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations during the first six months of 2015.

As of June 30, 2015, the Bank provided $350,000 of collateral for two of these interest rate swaps, which is included in cash on the balance sheet as interest-bearing deposits with banks. Collateral for the third interest rate swap is an agency mortgage backed security with a collateral value of $537,000 at June 30, 2015. If the Bank had breached any of these provisions at June 30, 2015, it would have been required to settle its obligations under the agreements by paying termination values totaling $290,000.

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

The Company cautions that the foregoing list of important factors is not exhaustive. See also those risk factors identified in the section headed “Risk Factors,” beginning on page 15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 12, 2015 (the “Annual Report”). The Company undertakes no obligation to update any forward-looking statement, whether written or oral, which may be made from time to time by or on behalf of the Company.

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

Commercial banking in the Carolinas is extremely competitive, due in large part to intrastate and interstate branching laws. Many of the Company’s competitors are significantly larger and have greater resources. The Company continues to encounter significant competition from a number of sources, including bank holding companies, financial holding companies, commercial banks, thrift institutions, credit unions and other financial institutions and financial intermediaries. The Company competes in its market areas with some of the largest banking organizations in the Southeast and nationally, almost all of which have numerous branches in the Carolinas. The Company’s competition is not limited to financial institutions based in the Carolinas. The enactment of federal legislation authorizing nationwide interstate banking has greatly increased the size and financial resources of some of the Company’s competitors. Many of its competitors have substantially higher lending limits due to their greater total capitalization, and many perform functions for their customers that the Company generally does not offer. The Company primarily relies on providing quality products and services at a competitive price within its market areas. As a result of interstate banking legislation, the Company’s market is open to future penetration by banks located in other states.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net Interest Income

Net interest income for the second quarter of 2015, on a taxable equivalent basis, was $23.0 million, an increase of $2.6 million, or 12.7%, from $20.4 million for the second quarter of 2014. Average earning assets in the second quarter of 2015 increased $321.9 million, or 14.6%, to $2.53 billion, compared to $2.21 billion in the second quarter of 2014. Average interest-bearing liabilities in the second quarter of 2015 increased $228.2 million, or 12.2%, to $2.10 billion, compared to $1.87 billion in the second quarter of 2014. The increases in average earning assets and average interest-bearing liabilities and the resulting increase in net interest income are primarily due to organic growth and the acquisition of Premier Commercial Bank (“Premier”), which contributed approximately $96.0 million of loans, $35.0 million of investments and other interest-earning assets after repositioning the acquired balance sheet, and $105.0 million of interest-bearing deposits at the February 27, 2015 acquisition date.

Taxable-equivalent net interest margin decreased to 3.64% for the second quarter of 2015, compared to 3.70% for the second quarter of 2014, a decrease of six basis points. The interest rate spread decreased to 3.57% in the second quarter of 2015, compared to 3.64% in the second quarter of 2014, a decrease of seven basis points. The decrease in net interest margin and interest rate spread was driven primarily by a lower yield on the loan portfolio and a higher cost of funds rate. For the three months ended June 30, 2015, the annualized average yield on loans decreased to 4.18% from 4.29% for the three months ended June 30, 2014. The average yield on earning assets during the second quarter of 2015 decreased four basis points to 4.00% from 4.04% during the comparable period in 2014, while the average rate on interest-bearing liabilities increased three basis point to 0.43% from 0.40%. The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three months ended June 30, 2015 and 2014.

(Fully taxable-equivalent basis(1), dollars in thousands)

	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Earning assets:
Loans receivable(2)	$1,972,979	$20,553	4.18%	$1,731,815	$18,506	4.29%
Taxable securities	479,689	3,894	3.25	409,913	3,182	3.11
Tax exempt securities(1)	32,639	473	5.80	33,991	420	4.94
Federal Home Loan Bank stock	18,144	202	4.45	12,387	115	3.71
Federal Reserve Bank stock	6,097	93	6.10	-	-	-
Interest-bearing bank balances	20,673	41	0.80	20,193	40	0.79

Total earning assets	2,530,221	25,256	4.00	2,208,299	22,263	4.04

Non-earning assets:
Cash and due from banks	32,921			32,069
Premises and equipment	44,596			46,541
Other assets	150,708			155,173
Allowance for credit losses	(21,867)			(24,459)

Total assets	$2,736,579	$25,256		$2,417,623	$22,263

Interest-bearing liabilities:
Savings deposits	$69,409	$9	0.05%	$67,630	$12	0.07%
NOW deposits	546,954	368	0.27	484,906	207	0.17
Money market deposits	452,173	364	0.32	405,893	199	0.20
Time deposits	568,214	583	0.41	607,822	632	0.42
Other borrowings	91,988	670	2.92	76,216	638	3.36
Federal Home Loan Bank borrowings	369,938	275	0.30	228,049	180	0.32

Total interest-bearing liabilities	2,098,676	2,269	0.43	1,870,516	1,868	0.40

Other liabilities and shareholders’ equity:
Demand deposits	365,425			302,397
Other liabilities	19,629			15,139
Shareholders’ equity	252,849			229,571
Total liabilities and shareholders’ equity	$2,736,579	2,269		$2,417,623	1,868

Net interest income and net interest margin(3)		$22,987	3.64%		$20,395	3.70%

Interest rate spread(4)			3.57%			3.64%

(1)	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable-equivalent basis were $157 for 2015 and $140 for 2014.

(2)	The average loans receivable balances include nonaccruing loans. Amortization of loan fees, net of deferred costs, and other loan-related fees of $(259) and $(61) for the three months ended June 30, 2015 and 2014, respectively, are included in interest income. Also included in interest income for the three months ended June 30, 2015 is $195 from interest rate cash flow hedges.

(3)	Net interest margin is computed by dividing net interest income by average earning assets.

(4)	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense

In the second quarter of 2015, noninterest income increased 15.0% to $4.8 million, from $4.2 million during the same period in 2014. Retail banking income decreased 14.3% to $2.3 million in the second quarter of 2015 from $2.7 million in the second quarter of 2014, principally due to reduced insufficient funds fees. Mortgage banking revenue increased $270,000, or 112.0%, to $511,000 from $241,000 during the same period last year, driven by higher purchase and refinance demand as well as additional originators following the Premier acquisition. Wealth management revenue increased 5.0% to $749,000 in the second quarter of 2015 from $713,000 in the second quarter of 2014. Bank-owned life insurance income increased 180.2% to $922,000 in the second quarter of 2015 from $329,000 in the second quarter of 2014 as the Company recognized $433,000 in proceeds due to a policy maturity. The Company also had a net gain of $100,000 from investments in small business investment companies, which is reflected within other noninterest income, during the second quarter of 2015, compared to $74,000 during the same period in 2014. No investment securities were sold during the three months ended June 30, 2015. In 2014, investment securities of CapStone Bank (“CapStone”) having a book value of $9.2 million were sold immediately following the acquisition to reposition the portfolio at no recorded gain or loss. No other investment securities were sold during the three months ended June 30, 2014.

In the second quarter of 2015, noninterest expense decreased 16.5% to $18.4 million, from $22.0 million in the second quarter of 2014. The decrease was primarily due to acquisition-related expense in the second quarter of 2015 of $171,000, compared to $4.8 million during the same period last year. Personnel expense increased 0.8% to $9.7 million, from $9.6 million in the prior year second quarter due primarily to the additional personnel resulting from the acquisition of Premier in February, 2015, and the addition of middle market and treasury management personnel. In the second quarter of 2014, the Company recorded accruals of $533,000 for severance expenses, primarily due to a retail banking realignment. Occupancy expense increased $119,000, or 9.6%, to $1.4 million, and furniture and equipment expense increased $72,000, or 7.6%, to $1.0 million in the second quarter of 2015 from $1.2 million and $948,000, respectively, during the same period in 2014 due primarily to the acquisition of Premier. Legal and professional expense increased 37.7% to $1.3 million, from $0.9 million in the prior year second quarter due to various internal projects which are now completed. FDIC insurance expense increased $37,000, or 8.9%, to $453,000 in the second quarter of 2015, from $416,000 in the second quarter of 2014, reflecting the increase in net assets due to organic growth and the Premier acquisition. Real estate acquired in settlement of loans expense (benefit) increased to $219,000 in the second quarter of 2015, from $(62,000) in the same period last year. Other noninterest expense was stable at $2.9 million as detailed in the following table (dollars in thousands):

	Three Months Ended
	June 30		Percentage
	2015	2014	Variance

Other noninterest expense:
Advertising	$449	$429	4.7%
Bankcard expense	143	173	(17.3)
Postage	227	212	7.1
Telephone	141	124	13.7
Amortization of core deposit intangible	471	456	3.3
Stationery, printing and supplies	171	146	17.1
Other expense	1,288	1,405	(8.3)
Total	$2,890	$2,945	(1.9)

Income Taxes

The Company recorded income tax expense of $3.2 million for the second quarter of 2015, compared to $657,000 for the second quarter of 2014. The Company’s effective tax rate was 35.1% for the three-month period ended June 30, 2015. For the three-month period ended June 30, 2014, the Company’s effective tax rate was 36.1%.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net Interest Income

Net interest income for the first half of 2015, on a taxable equivalent basis, was $44.8 million, an increase of $7.7 million, or 20.8%, from $37.1 million for the first half of 2014. Average earning assets in the first half of 2015 increased $454.0 million, or 22.6%, to $2.46 billion, compared to $2.01 billion in the first half of 2014. Average interest-bearing liabilities in the first half of 2015 increased $343.3 million, or 20.1%, to $2.05 billion, compared to $1.71 billion in the first half of 2014. The increases in average earning assets and average interest-bearing liabilities and the resulting increase in net interest income are primarily due to the acquisition of CapStone on April 1, 2014, the acquisition of Premier on February 27, 2015, and organic growth.

Taxable equivalent net interest margin decreased to 3.67% for the first half of 2015, compared to 3.72% for the first half of 2014, a decrease of five basis points. The interest rate spread decreased to 3.60% in the first half of 2015, compared to 3.67% in the first half of 2014, a decrease of seven basis points. The decrease in net interest margin and interest rate spread was driven primarily by a lower yield on the loan portfolio and a higher cost of funds rate. For the six months ended June 30, 2015, the annualized average yield on loans decreased to 4.21% from 4.29% for the six months ended June 30, 2014. The average yield on earning assets during the first half of 2015 decreased four basis points to 4.02% from 4.06% during the comparable period in 2014, while the average rate on interest-bearing liabilities increased three basis points to 0.42% from 0.39%. The following table provides an analysis of average volumes, yields and rates and net interest income on a taxable equivalent basis for the six months ended June 30, 2015 and 2014.

(Fully taxable-equivalent basis(1), dollars in thousands)

	Six Months Ended			Six Months Ended
	June 30, 2015			June 30, 2014
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Earning assets:
Loans receivable(2)	$1,915,751	$40,016	4.21%	$1,581,176	$33,617	4.29%
Taxable securities	469,007	7,578	3.23	382,551	5,895	3.08
Tax exempt securities(1)	33,292	886	5.32	23,897	654	5.47
Federal Home Loan Bank stock	18,316	391	4.27	10,759	198	3.68
Federal Reserve Bank stock	5,966	179	6.00	-	-	-
Interest-bearing bank balances	20,844	78	0.75	10,761	41	0.77

Total earning assets	2,463,176	49,128	4.02	2,009,144	40,405	4.06

Non-earning assets:
Cash and due from banks	33,121			31,437
Premises and equipment	44,599			45,189
Other assets	146,833			137,257
Allowance for credit losses	(22,024)			(24,581)

Total assets	$2,665,705	$49,128		$2,198,446	$40,405

Interest-bearing liabilities:
Savings deposits	$68,974	$18	0.05%	$65,691	$20	0.06%
NOW deposits	534,336	683	0.26	462,885	372	0.16
Money market deposits	436,008	626	0.29	379,684	348	0.18
Time deposits	558,790	1,137	0.41	544,949	1,167	0.43
Other borrowings	87,362	1,315	3.04	66,235	1,023	3.11
Federal Home Loan Bank borrowings	367,337	538	0.30	190,063	366	0.39

Total interest-bearing liabilities	2,052,807	4,317	0.42	1,709,507	3,296	0.39

Other liabilities and shareholders’ equity:
Demand deposits	348,301			273,841
Other liabilities	19,927			15,489
Shareholders’ equity	244,670			199,609
Total liabilities and shareholders’ equity	$2,665,705	4,317		$2,198,446	3,296

Net interest income and net interest margin(3)		$44,811	3.67%		$37,109	3.72%

Interest rate spread(4)			3.60%			3.67%

(1)	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable-equivalent basis were $294 for 2015 and $218 for 2014.

(2)	The average loans receivable balances include nonaccruing loans. Amortization of loan fees, net of deferred costs, and other loan-related fees of $(424) and $(63) for the six months ended June 30, 2015 and 2014, respectively, are included in interest income. Also included in interest income for the six months ended June 30, 2015 is $391 from interest rate cash flow hedges.

(3)	Net interest margin is computed by dividing net interest income by average earning assets.

(4)	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense

In the first half of 2015, noninterest income increased $690,000, or 8.1%, to $9.2 million, from $8.5 million during the same period in 2014. Retail banking income decreased 16.2% to $4.4 million in the first half of 2015 from $5.3 million in the first half of 2014, principally due to reduced insufficient funds fees. Mortgage banking revenue increased $497,000, or 134.3%, to $867,000 from $370,000 during the same period last year, driven by higher purchase and refinance demand as well as additional originators following the Premier acquisition. Wealth management revenue increased 5.0% to $1.5 million in the first six months of 2015, from $1.4 million in the same period last year. Bank-owned life insurance income increased 58.2% to $1.2 million in the first half of 2015 from $777,000 in the first half of 2014 as the Company recognized $433,000 in proceeds due to a policy maturity. The Company also had a net gain of $570,000 from investments in small business investment companies, which is reflected within other noninterest income, during the first half of 2015, compared to $388,000 during the same period in 2014. Premier investment securities having a book value of $25.9 million were sold immediately following the acquisition to reposition the portfolio at no recorded gain or loss. No other investment securities were sold during the six months ended June 30, 2015. In 2014, CapStone investment securities having a book value of $9.2 million were sold immediately following the acquisition to reposition the portfolio at no recorded gain or loss. No other investment securities were sold during the six months ended June 30, 2014.

In the first half of 2015, noninterest expense increased 2.7% to $38.5 million from $37.5 million in the first half of 2014. Excluding acquisition-related expense, which declined to $2.4 million in the first half of 2015 from $4.9 million during the same period last year, noninterest expense increased $3.5 million, or 10.7%. Personnel expense increased 10.1% to $19.8 million, from $18.0 million in the first half of 2014 due primarily to the additional personnel resulting from the acquisitions of CapStone in April 2014, and Premier in February 2015, and the addition of middle market and treasury management personnel. In the first half of 2014, the Company recorded accruals of $533,000 for severance expenses, primarily due to a retail banking realignment. Occupancy expense increased $312,000, or 12.9%, to $2.7 million, and furniture and equipment expense increased $126,000, or 6.8%, to $2.0 million in the first six months of 2015 from $2.4 million and $1.9 million, respectively, during the same period in 2014 due primarily to the acquisitions of CapStone and Premier. In the first half of 2015, legal and professional expense increased 37.7% to $2.0 million, from $1.5 million in the prior year period due to various internal projects which are now completed. FDIC insurance expense increased $51,000, or 6.3%, to $864,000 in the first half of 2015, from $813,000 in the first half of 2014, reflecting the increase in net assets due to organic growth and the Premier and CapStone acquisitions. Real estate acquired in settlement of loans expense increased to $396,000 in the first six months of 2015, from $336,000 in the same period last year. Other noninterest expense increased $370,000, or 6.8%, to $5.8 million for the first six months of 2015, compared to $5.4 million for the first six months of 2014 as detailed in the following table (dollars in thousands):

	Six Months Ended
	June 30		Percentage
	2015	2014	Variance

Other noninterest expense:
Advertising	$783	$696	12.5%
Bankcard expense	236	335	(29.6)
Postage	449	422	6.4
Telephone	282	229	23.1
Amortization of core deposit intangible	909	726	25.2
Stationery, printing and supplies	328	261	25.7
Other expense	2,823	2,771	1.9
Total	$5,810	$5,440	6.8

Income Taxes

The Company recorded income tax expense of $5.3 million for the first half of 2015, compared to $2.6 million for the first half of 2014. The Company’s effective tax rate was 35.2% for the six-month period ended June 30, 2015. For the six-month period ended June 30, 2014, the Company’s effective tax rate was 35.7%.

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

At June 30, 2015, the allowance for credit losses was $21.3 million, or 1.06% of loans held for investment, compared to $22.1 million, or 1.23% of loans held for investment at December 31, 2014, and $22.9 million, or 1.33% of loans held for investment at June 30, 2014. The allowance for credit losses was 375.05% of nonperforming loans at June 30, 2015, 306.60% at December 31, 2014 and 203.17% at June 30, 2014. There is a greater proportion of low risk, high quality loans in the loan portfolio at June 30, 2015 compared to June 30, 2014. As a result, the allowance for credit losses as a percentage of loans held for investment at June 30, 2015 is significantly lower than at June 30, 2014. Also impacting the allowance for credit losses as a percentage of loans held for investment is the acquired non-PCI portfolio, which is recorded at fair value on the acquisition date and has an allowance for credit losses of $735,000 as of June 30, 2015. Excluding acquired loans and their associated allowance, the allowance for credit losses to loans held for investment was 1.23% at June 30, 2015, 1.43% at December 31, 2014 and 1.68% at June 30, 2014. Based on analysis of the current loan portfolio and levels of problem assets and potential problem loans, management believes the allowance for credit losses is adequate. Additional information regarding the allowance for credit losses is presented in the table headed “Asset Quality Analysis” on page 50.

Nonperforming loans totaled $5.7 million at June 30, 2015, compared to $7.2 million at December 31, 2014 and $11.3 million at June 30, 2014. Real estate acquired in settlement of loans was $2.1 million at June 30, 2015, $3.1 million at December 31, 2014, and $3.6 million at June 30, 2014. During the first six months of 2015, approximately $643,000 was transferred from loans into real estate acquired in settlement of loans, and approximately $1.3 million of real estate acquired in settlement of loans was disposed of. A net loss of $274,000 has been recorded on the disposition and writedowns of real estate acquired in settlement of loans in the current year, through June 30, 2015, compared to a net loss of $117,000 in the first half of 2014. The Company recorded $122,000 of expenses on real estate acquired in settlement of loans during the first six months of 2015, compared to $219,000 in the first half of 2014. Nonperforming assets (comprised of nonaccrual loans, restructured loans and real estate acquired in settlement of loans) totaled $7.8 million, or 0.28% of total assets, at June 30, 2015, compared to $10.3 million, or 0.41% of total assets, at December 31, 2014 and $14.9 million, or 0.61% of total assets, a year ago.

The Bank is within the regulatory commercial real estate high concentration guidelines in land acquisition, development and construction (“AD&C portfolio”) loans, as well as total commercial real estate loans. At June 30, 2015, the Bank’s concentration levels were 65.01% and 270.17%, respectively, of total regulatory capital, which compares favorably to the interagency regulatory guidance maximum concentrations of 100% and 300%, respectively. The Bank’s AD&C portfolio totaled $192.1 million at June 30, 2015, including $41.2 million of speculative residential construction and residential acquisition and development.

The provision for credit losses charged to operations for the three months ended June 30, 2015 totaled $16,000, compared to $600,000 for the three months ended June 30, 2014. Net chargeoffs for the three months ended June 30, 2015 were $580,000, or 0.12% of average loans held for investment on an annualized basis, compared to net chargeoffs of $2.1 million, or 0.48% of average loans held for investment on an annualized basis, for the three months ended June 30, 2014. The provision for credit losses charged to operations for the six months ended June 30, 2015 totaled $120,000, compared to $744,000 for the six months ended June 30, 2014. Net chargeoffs for the six months ended June 30, 2015 were $918,000, or 0.10% of average loans held for investment on an annualized basis, compared to net chargeoffs of $2.4 million, or 0.30% of average loans held for investment on an annualized basis, for the six months ended June 30, 2014. The provision for credit losses charged to operations for the year ended December 31, 2014 totaled $883,000. Net chargeoffs for the year ended December 31, 2014 were $3.3 million, or 0.20% of average loans held for investment.

Asset Quality Analysis

(Dollars in thousands)

	Beginning	Charge			Ending
	Balance	Offs	Recoveries	Provision	Balance
At or for the Three Months Ended June 30, 2015
Loans – excluding PCI
Commercial	$10,474	$396	$119	$425	$10,622
Real estate – construction	2,005	4	39	(54)	1,986
Real estate – mortgage	8,871	429	123	(408)	8,157
Consumer	382	104	61	18	357
Other	102	-	13	44	159
Total	$21,834	$933	$355	$25	$21,281

PCI loans
Commercial	$-	$-	$-	$-	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	41	2	-	(9)	30
Consumer	3	-	-	-	3
Other	-	-	-	-	-
Total	$44	$2	$-	$(9)	$33

Total loans
Commercial	$10,474	$396	$119	$425	$10,622
Real estate – construction	2,005	4	39	(54)	1,986
Real estate – mortgage	8,912	431	123	(417)	8,187
Consumer	385	104	61	18	360
Other	102	-	13	44	159
Total	$21,878	$935	$355	$16	$21,314

	Beginning	Charge			Ending
	Balance	Offs	Recoveries	Provision	Balance
At or for the Six Months Ended June 30, 2015
Loans – excluding PCI
Commercial	$11,155	$1,032	$379	$120	$10,622
Real estate – construction	1,984	7	339	(330)	1,986
Real estate – mortgage	8,459	836	268	266	8,157
Consumer	421	242	199	(21)	357
Other	93	-	17	49	159
Total	$22,112	$2,117	$1,202	$84	$21,281

PCI loans
Commercial	$-	$-	$-	$-	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	2	-	32	30
Consumer	-	1	-	4	3
Other	-	-	-	-	-
Total	$-	$3	$-	$36	$33

Total loans
Commercial	$11,155	$1,032	$379	$120	$10,622
Real estate – construction	1,984	7	339	(330)	1,986
Real estate – mortgage	8,459	838	268	298	8,187
Consumer	421	243	199	(17)	360
Other	93	-	17	49	159
Total	$22,112	$2,120	$1,202	$120	$21,314

	Beginning	Charge			Ending
	Balance	Offs	Recoveries	Provision	Balance
At or for the Year Ended December 31, 2014
Loans – excluding PCI
Commercial	$11,480	$1,411	$1,368	$(282)	$11,155
Real estate – construction	2,027	427	894	(510)	1,984
Real estate – mortgage	10,479	4,607	1,433	1,154	8,459
Consumer	469	868	356	464	421
Other	95	-	36	(38)	93
Total	$24,550	$7,313	$4,087	$788	$22,112

PCI loans
Commercial	$-	$62	$-	$62	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	33	-	33	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$95	$-	$95	$-

Total loans
Commercial	$11,480	$1,473	$1,368	$(220)	$11,155
Real estate – construction	2,027	427	894	(510)	1,984
Real estate – mortgage	10,479	4,640	1,433	1,187	8,459
Consumer	469	868	356	464	421
Other	95	-	36	(38)	93
Total	$24,550	$7,408	$4,087	$883	$22,112

	Beginning	Charge			Ending
	Balance	Offs	Recoveries	Provision	Balance
At or for the Three Months Ended June 30, 2014
Loans – excluding PCI
Commercial	$11,347	$304	$152	$(931)	$10,264
Real estate – construction	1,853	400	444	(126)	1,771
Real estate – mortgage	10,683	2,160	253	1,578	10,354
Consumer	462	138	80	65	469
Other	90	-	3	(7)	86
Total	$24,435	$3,002	$932	$579	$22,944

PCI loans
Commercial	$-	$10	$-	$10	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	11	-	11	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$21	$-	$21	$-

Total loans
Commercial	$11,347	$314	$152	$(921)	$10,264
Real estate – construction	1,853	400	444	(126)	1,771
Real estate – mortgage	10,683	2,171	253	1,589	10,354
Consumer	462	138	80	65	469
Other	90	-	3	(7)	86
Total	$24,435	$3,023	$932	$600	$22,944

	Beginning	Charge			Ending
	Balance	Offs	Recoveries	Provision	Balance
At or for the Six Months Ended June 30, 2014
Loans – excluding PCI
Commercial	$11,480	$437	$525	$(1,304)	$10,264
Real estate – construction	2,027	404	514	(366)	1,771
Real estate – mortgage	10,479	2,683	450	2,108	10,354
Consumer	469	362	136	226	469
Other	95	-	6	(15)	86
Total	$24,550	$3,886	$1,631	$649	$22,944

PCI loans
Commercial	$-	$62	$-	$62	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	33	-	33	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$95	$-	$95	$-

Total loans
Commercial	$11,480	$499	$525	$(1,242)	$10,264
Real estate – construction	2,027	404	514	(366)	1,771
Real estate – mortgage	10,479	2,716	450	2,141	10,354
Consumer	469	362	136	226	469
Other	95	-	6	(15)	86
Total	$24,550	$3,981	$1,631	$744	$22,944

	As of June 30, 2015	As of December 31, 2014	As of June 30, 2014
Nonperforming Assets:
Commercial nonaccrual loans, not restructured	$672	$1,620	$2,602
Commercial nonaccrual loans, restructured	77	-	144
Non-commercial nonaccrual loans, not restructured	2,393	3,471	5,954
Non-commercial nonaccrual loans, restructured	61	5	431
Total nonaccrual loans	3,203	5,096	9,131
Troubled debt restructured, accruing	2,480	2,116	2,162
Total nonperforming loans	5,683	7,212	11,293
Real estate acquired in settlement of loans	2,142	3,057	3,585
Total nonperforming assets	$7,825	$10,269	$14,878

Asset Quality Percentages:
Nonperforming loans to loans held for investment at end of period	0.28%	0.40%	0.65%
Nonperforming assets to total assets at end of period	0.28%	0.41%	0.61%
Allowance for credit losses as a percentage of loans held for investment at end of period	1.06%	1.23%	1.33%
Allowance for credit losses as a percentage of loans held for investment excluding acquired loans at end of period	1.23%	1.43%	1.68%
Allowance for credit losses to nonperforming loans	375.05%	306.60%	203.17%

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

During the first six months of 2015, the Company had net cash provided by operating activities of $5.7 million, compared to $4.4 million of net cash provided by operating activities in the first six months of 2014. The increase was primarily the result of an increase in net income of $5.2 million. Acquisition-related expense in the first six months of 2015 was $2.4 million, compared to $4.9 million in the first six months of 2014. Depreciation and amortization were $2.2 million for the first six months of 2015, compared to $2.9 million for the first six months of 2014. Originations of loans held for sale in excess of proceeds from sales of loans held for sale were $5.7 million in the first half of 2015, compared to $1.8 million in the first half of 2014. Accretion on acquired loans for the first six months of 2015 was $3.1 million compared to $2.5 million during the same period last year. Provision for credit losses was $120,000 for the first half of 2015, compared to $744,000 in the first half of 2014. For the first six months of 2015, there was a net loss of $274,000 related to real estate acquired in settlement of loans, compared to a net loss of $117,000 for the first six months of 2014.

Net cash used in investing activities for the first six months of 2015 was $91.7 million, compared to net cash used in investing activities for the first six months of 2014 of $53.4 million. Cash outflows for the first half of 2015 included $40.2 million in purchases of securities, compared to $70.6 million in the first half of 2014. For the six months ended June 30, 2015, cash inflows included $52.1 million in proceeds from sales, maturities, prepayments and calls of investment securities, compared to $25.1 million during the six months ended June 30, 2014. During the first six months of 2015, there was an increase in loans held for investment of $102.1 million, compared to an increase of $18.3 million during the same period last year. Cash inflows for the first half of 2015 included $1.3 million in proceeds from sales of real estate acquired in settlement of loans, compared to $5.0 million in the first half of 2014. For the first half of 2015, cash outflows included $8.3 million for the purchase of bank-owned life insurance, while cash inflows included $805,000 from a maturity of bank-owned life insurance. For the six months ended June 30, 2015, cash inflows included $2.7 million in proceeds from maturities of investment certificates of deposit with no comparable proceeds in the prior year period. In the 2015 six-month period, net cash received from the acquisition of Premier totaled $3.2 million, while cash received from the CapStone acquisition totaled $6.2 million in the 2014 six-month period.

During the six months ended June 30, 2015, net cash provided by financing activities was $88.9 million, compared to net cash provided by financing activities of $56.8 million during the same period of 2014. Cash inflows for the first half of 2015 included a net increase of $38.4 million in deposits, compared to a net increase in deposits of $28.5 million in the first half of 2014. During the first half of 2015, the Company had net cash inflows of $50.8 million related to increased borrowings, compared to an increase of $41.5 million in the first half of 2014. Dividends paid in the first half of 2015 were $585,000, compared to $337,000 in the first half of 2014. During the first six months of 2015, cash inflows from stock option exercises were $428,000, compared to $2.3 million in the first six months of 2014. In the first six months of 2014, the Company had cash outflows of $15.0 million for redemption of its remaining 15,000 outstanding shares of Series A preferred stock.

Cash and cash equivalents totaled $37.3 million at June 30, 2015, compared to $34.4 million at December 31, 2014 and $41.3 million at June 30, 2014.

The Company had borrowing capacity of approximately $513.7 million with the Federal Home Loan Bank of Atlanta, of which approximately $72.9 million was available at June 30, 2015. Borrowings consist of $404.8 million in advances, $35.0 million in letters of credit used in lieu of securities to pledge against public deposits, and a $1.0 million financial standby letter of credit issued by the Federal Home Loan Bank of Atlanta on behalf of one of the Company’s clients. These borrowings are collateralized by Federal Home Loan Bank of Atlanta stock, investment securities, qualifying residential one to four family first mortgage loans, qualifying multifamily first mortgage loans, qualifying commercial real estate loans, and qualifying home equity lines of credit and second mortgage loans. The Company provides various reports to the Federal Home Loan Bank of Atlanta on a regular basis to maintain the availability of the credit line. Each borrowing request is initiated through an advance application that is subject to their approval before funds are advanced under the line of credit. The Company also had $4.3 million of borrowing capacity through the Federal Reserve Bank System, of which none was used as of June 30, 2015. The line with the Federal Reserve Bank of Richmond is collateralized by qualified consumer and commercial/agricultural loans. In addition, the Company has $89.8 million in unsecured, overnight federal funds lines with correspondent banks, of which $42.0 million was used as of June 30, 2015.

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

The following tables summarize the results of the Company’s income simulation model as of March 31, 2015, the most currently available review date.

	“Rate Ramp”
	Change in Net Interest Income
	Year 1	Year 2
Change in Market Interest Rates:
200 basis point “ramped" increase	0.45%	1.14%
Base case – no change	-	(1.37)%
100 basis point “ramped” decrease	(0.98)%	(7.02)%

	“Rate Shock”
	Change in Net Interest Income
	Year 1	Year 2
Change in Market Interest Rates:
200 basis point “shocked” increase	0.18%	2.93%
Base case – no change	-	(1.37)%
100 basis point “shocked” decrease	(3.39)%	(9.40)%

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

The following is a summary of the results of the report compiled by the Company’s outside consultant using data and assumptions management provided as of March 31, 2015, the most currently available review date.

	Estimated Change in Net Portfolio Value
	Amount in 000s	Percent
Change in Market Interest Rates:
200 basis point increase	$(8,587)	(3.40)%
Base case – no change	-	-
100 basis point decrease	$(22,572)	(8.93)%

Over the past several years, the Company’s balance sheet consistently has been slightly “asset sensitive,” i.e. should interest rates decline, the Company’s assets will reprice faster than its liabilities, resulting in a declining net interest margin and less net interest income. In order to mitigate its exposure in the event the interest rate curve flattens, in August and November, 2014, the Bank entered into interest rate swaps totaling $100 million notional amount that qualify as cash flow hedges under GAAP. These are designated as cash flow hedges of the interest rate risk associated with the benchmark rate of the 30-day LIBOR attributable to the forecasted interest payments received from the 30-day LIBOR loan portfolio and investment securities (the hedged forecasted transaction). For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated statements of income. The Bank’s interest rate swaps have been effective since inception. Changes in the fair value of the interest rate swaps, therefore, have had no impact on net income. In addition, the Bank has three other interest rate swap contracts that were classified as non-designated hedges executed with commercial borrowers to allow the customers to pay a fixed rate of interest to the Bank. These interest rate swaps were simultaneously hedged by executing offsetting interest rate swaps with derivatives dealers to mitigate the net risk exposure to the Bank resulting from the transactions and allow the Bank to receive a variable rate of interest. (See Note 12 of the Notes to Consolidated Financial Statements.)

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

Quarterly cash dividends resumed in the first quarter of 2015. On February 18, 2015, the Board of Directors declared a $0.015 per share quarterly cash dividend on its common stock, payable April 15, 2015 to shareholders of record as of the close of business on March 16, 2015. On May 20, 2015, the Board of Directors declared a $0.015 per share quarterly cash dividend on its common stock, payable July 15, 2015 to shareholders of record as of the close of business on June 16, 2015.

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

In July 2013, the Federal Reserve approved a final rule implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rule revised minimum capital requirements and adjusted prompt corrective action thresholds. The final rule revised the regulatory capital elements, added a new common equity Tier 1 capital ratio, and increased the minimum Tier 1 capital ratio requirement. The rule also permitted certain banking organizations to retain, through a one-time election, which the Company and the Bank made, the existing treatment for accumulated other comprehensive income and implemented a new capital conservation buffer. The final rule was effective for community banks on January 1, 2015, subject to a transition period for certain parts of the rule.

As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of June 30, 2015.

	Regulatory Capital
	Well Capitalized	Adequately Capitalized	Company	Bank

Total Capital	10.0%	8.0%	12.00%	11.84%
Tier 1 Capital	8.0	6.0	10.50	10.96
Common Equity Tier 1 Capital	6.5	4.5	9.79	10.96
Leverage Capital	5.0	4.0	8.92	9.31

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

The Company considers interest rate risk to be its most significant market risk, which is discussed under the heading “Interest Rate Risk Management” on page 55.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management, including its CEO, CFO and Chief Accounting Officer (“CAO”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Combination and Reorganization dated as of October 8, 2014, by and among Premier Commercial Bank, NewBridge Bancorp and NewBridge Bank, incorporated herein by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on October 8, 2014 (SEC File No. 000-11448).

3.1	Articles of Incorporation, and amendments thereto, incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

3.2	Articles of Merger of FNB Financial Services Corporation with and into LSB Bancshares Inc., including amendments to the Articles of Incorporation, as amended, incorporated herein by reference to Exhibit 3.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

3.3	Amended and Restated Bylaws adopted by the Board of Directors on April 13, 2015, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on April 15, 2015 (SEC File No. 000-11448).

3.4	Articles of Amendment, filed with the North Carolina Department of the Secretary of State on December 12, 2008, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

3.5	Articles of Amendment to Designate the Terms of the Series B Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock and Series C Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on November 30, 2012 (SEC File No. 000-11448).

3.6	Articles of Amendment, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on February 21, 2013 (SEC File No. 000-11448).

4.1	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.02 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.2	Guarantee Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.03 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.3	Indenture, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.04 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.4	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.5	Certificate of Designation for the Class B Common Stock, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on February 21, 2013 (SEC File No. 000-11448).

4.6	Specimen Certificate of Class A Common Stock, no par value, incorporated herein by reference to Exhibit 4.6 of the Annual Report on Form 10-K filed with the SEC on March 12, 2014 (SEC File No. 000-11448).

4.7	Form of Subordinated Note, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on March 14, 2014 (SEC File No. 000-11448).

10.1	Benefit Equivalency Plan of FNB Southeast, effective January 1, 1994, incorporated herein by reference to Exhibit 10 of the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the SEC (SEC File No. 000-13086).*

10.2	1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1995, filed with the SEC on March 28, 1996 (SEC File No. 000-11448).*

10.3	Omnibus Equity Compensation Plan, incorporated herein by reference to Exhibit 10(B) of the Annual Report on Form 10-KSB40 for the fiscal year ended December 31, 1996, filed with the SEC on March 31, 1997 (SEC File No. 000-13086).*

10.4	Amendment to Benefit Equivalency Plan of FNB Southeast, effective January 1, 1998, incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 25, 1999 (SEC File No. 000-13086).*

10.5	Amendment Number 1 to 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).*

10.6	Long Term Stock Incentive Plan for certain senior management employees of FNB Southeast, incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003 (SEC File No. 000-13086).*

10.7	Form of Stock Option Award Agreement for a Director adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.8	Form of Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.9	Form of Amendment to the applicable Grant Agreements under the 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.10	Form of Amendment to the Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.11	Restated Form of Director Fee Deferral Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.12	Form of Stock Appreciation Rights Award Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.13	FNB Amended and Restated Directors Retirement Policy, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.14	Amendment to the FNB Directors and Senior Management Deferred Compensation Plan Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, FNB Southeast and FNB, dated July 31, 2007, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.15	Directors and Senior Management Deferred Compensation Plan Trust Agreement between FNB Southeast and Morgan Trust Company, incorporated herein by reference to Exhibit 99.7 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.16	Second Amendment to the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, NewBridge Bancorp and NewBridge Bank, which is incorporated herein by reference to Exhibit 99.8 of the current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.17	NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.18	First Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.10 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.19	NewBridge Bancorp Amended and Restated Long Term Stock Incentive Plan, formerly the “FNB Long Term Stock Incentive Plan” (the “2006 Omnibus Plan”), incorporated herein by reference to Exhibit 10.27 of the Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008 (SEC File No. 000-11448).*

10.20	Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.44 of the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.21	Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.45 of the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2008 (SEC File No. 000-11448).*

10.22	Second Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 11, 2012, incorporated herein by reference to Exhibit 10.33 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.23	Third Amendment to the Trust Agreement for the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy, effective March 5, 2012, incorporated herein by reference to Exhibit 10.34 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.24	Appointment of Successor Trustee under the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management dated March 5, 2012, incorporated herein by reference to Exhibit 10.35 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.25	Second Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.36 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.26	Third Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.37 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.27	Fourth Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.38 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.28	Form of Securities Purchase Agreement, dated November 1, 2012, between NewBridge Bancorp and certain investors, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 1, 2012 (SEC File No. 000-11448).

10.29	Form of Registration Rights Agreement, dated November 1, 2012, between NewBridge Bancorp and certain investors, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on November 1, 2012 (SEC File No. 000-11448).

10.30	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and William W. Budd, Jr., executed February 8, 2013, and effective March 5, 2013, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on February 11, 2013 (SEC File No. 000-11448).*

10.31	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and Robin S. Hager, executed February 8, 2013, and effective August 1, 2013, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on February 11, 2013 (SEC File No. 000-11448).*

10.32	Third Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 23, 2013, incorporated herein by reference to Exhibit 10.35 of the Annual Report on Form 10-K filed with the SEC on March 12, 2014 (SEC File No. 000-11448).*

10.33	Form of Subordinated Note Purchase Agreement, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on March 14, 2014 (SEC File No. 000-11448).

10.34	CapStone Bank 2006 Incentive Stock Option Plan, incorporated herein by reference to Exhibit 99.1 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

10.35	CapStone Bank 2006 Nonstatutory Stock Option Plan, incorporated herein by reference to Exhibit 99.2 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

10.36	Patriot State Bank 2007 Incentive Stock Option Plan, incorporated herein by reference to Exhibit 99.3 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

10.37	Patriot State Bank 2007 Nonstatutory Stock Option Plan, incorporated herein by reference to Exhibit 99.4 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

10.38	Form of Settlement and Release Agreement between NewBridge Bank and Michael S. Patterson, incorporated herein by reference to Exhibit 10.37 of the Registration Statement on Form S-4, filed with the SEC on December 23, 2013 (SEC File No. 333-193045).*

10.39	Form of Continuing Services Agreement between NewBridge Bank and Michael S. Patterson, incorporated herein by reference to Exhibit 10.36 of the Registration Statement on Form S-4, filed with the SEC on December 23, 2013 (SEC File No. 333-193045).*

10.40	Amended and Restated Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and Pressley A. Ridgill, executed August 21, 2014, and effective September 1, 2014, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on August 21, 2014 (SEC File No. 000-11448).*

10.41	NewBridge Bank Supplemental Executive Retirement Plan, executed November 6, 2014, and effective September 1, 2014, incorporated herein by reference to Exhibit 10.43 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 7, 2014 (SEC File No. 000-11448).*

10.42	NewBridge Bank Supplemental Executive Retirement Plan Participation Agreement by and between NewBridge Bank and Pressley A. Ridgill, executed November 6, 2014, and effective September 1, 2014, incorporated herein by reference to Exhibit 10.44 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 7, 2014 (SEC File No. 000-11448).*

10.43	Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and Ramsey K. Hamadi, effective March 30, 2015, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on February 6, 2015 (SEC File No. 000-11448).*

10.44	Premier Commercial Bank 2008 Employee Stock Option Plan, incorporated herein by reference to Exhibit 10.44 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2015 (SEC File No. 000-11448).*

10.45	Premier Commercial Bank 2008 Director Stock Option Plan, incorporated herein by reference to Exhibit 10.45 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2015 (SEC File No. 000-11448).*

10.46	NewBridge Bancorp 2015 Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on May 13, 2015 (SEC File No. 000-11448).*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Financial Statements filed in XBRL format.

* Management contract and compensatory arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2015	NEWBRIDGE BANCORP
(Registrant)

	By:	/s/ Ramsey K. Hamadi
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

