Form 10-Q
period 2015-09-30
NEWBRIDGE BANCORP
filed 2015-11-06
CIK 714530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2015

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

At November 5, 2015, the registrant had 37,353,883 shares of Class A Common Stock outstanding and 1,723,000 shares of Class B Common Stock outstanding.

NEWBRIDGE BANCORP

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

NewBridge Bancorp and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$38,412	$32,870
Interest-bearing bank balances	3,458	1,499
Investment certificates of deposit	11,729	15,632
Loans held for sale	10,562	6,181
Available for sale investment securities	374,685	366,097
Held to maturity investment securities (market value of $140,648 and $131,915 at September 30, 2015 and December 31, 2014, respectively)	138,421	130,701
Loans	2,025,155	1,804,406
Less allowance for credit losses	(21,323)	(22,112)
Net loans	2,003,832	1,782,294
Premises and equipment	44,241	44,822
Goodwill	24,716	22,063
Core deposit intangible	4,215	4,616
Real estate acquired in settlement of loans	1,788	3,057
Bank-owned life insurance	61,660	52,891
Deferred tax assets	26,612	33,133
Other assets	28,113	24,376
Total assets	$2,772,444	$2,520,232

Liabilities
Noninterest-bearing deposits	$377,175	$319,327
NOW deposits	569,570	509,450
Savings and money market deposits	547,614	454,372
Time deposits	507,058	549,415
Total deposits	2,001,417	1,832,564
Federal Home Loan Bank borrowings	398,500	346,700
Other borrowings	92,774	91,774
Accrued expenses and other liabilities	18,347	17,839
Total liabilities	2,511,038	2,288,877

Shareholders’ Equity
Preferred stock – Authorized 30,000,000 shares; issued and outstanding – none at 9/30/2015 and 12/31/2014	-	-
Common stock	291,593	275,615
Class A, no par value – Authorized 90,000,000 shares; issued and outstanding – 37,353,883 at 9/30/2015 and 34,008,795 at 12/31/2014
Class B, no par value – Authorized 10,000,000 shares; issued and outstanding – 1,723,000 at 9/30/2015 and 3,186,748 at 12/31/2014
Directors’ deferred compensation plan	(324)	(324)
Accumulated deficit	(29,655)	(43,241)
Accumulated other comprehensive loss	(208)	(695)
Total shareholders’ equity	261,406	231,355
Total liabilities and shareholders’ equity	$2,772,444	$2,520,232

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Income

(Unaudited; dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Interest Income
Interest and fees on loans	$20,940	$18,456	$60,956	$52,073
Interest on investment securities
Taxable	4,067	3,603	12,215	9,696
Tax exempt	258	281	850	717
Interest-bearing bank balances and investment certificates of deposit	33	39	111	80
Total interest income	25,298	22,379	74,132	62,566

Interest Expense
Deposits	1,379	1,033	3,843	2,940
Federal Home Loan Bank borrowings	315	205	853	571
Other borrowings	671	665	1,986	1,688
Total interest expense	2,365	1,903	6,682	5,199
Net interest income	22,933	20,476	67,450	57,367
Provision for credit losses	-	89	120	833
Net interest income after provision for credit losses	22,933	20,387	67,330	56,534

Noninterest Income
Retail banking	2,304	2,657	6,703	7,909
Mortgage banking services	460	283	1,327	653
Wealth management services	749	719	2,250	2,148
Gain on sales of investment securities	-	-	-	-
Bank-owned life insurance	543	292	1,772	1,069
Other	233	153	1,459	857
Total noninterest income	4,289	4,104	13,511	12,636

Noninterest Expense
Personnel	10,640	8,685	30,434	26,671
Occupancy	1,444	1,265	4,183	3,692
Furniture and equipment	1,008	948	2,989	2,803
Technology and data processing	1,334	1,209	3,845	3,499
Legal and professional	681	715	2,695	2,178
FDIC insurance	377	407	1,241	1,220
Real estate acquired in settlement of loans	102	158	498	494
Acquisition-related	106	10	2,534	4,910
Other	3,096	3,191	8,906	8,631
Total noninterest expense	18,788	16,588	57,325	54,098
Income before income taxes	8,434	7,903	23,516	15,072
Income tax expense	2,862	2,804	8,173	5,361
Net Income	5,572	5,099	15,343	9,711
Dividends on preferred stock	-	-	-	(337)
Net Income available to common shareholders	$5,572	$5,099	$15,343	$9,374

Earnings per share
Basic	$0.14	$0.14	$0.40	$0.27
Diluted	$0.14	$0.14	$0.39	$0.27

Cash dividends declared per share	$0.015	$-	$0.045	$-

Weighted average shares outstanding
Basic	39,076,883	37,166,736	38,660,400	34,186,201
Diluted	39,537,027	37,576,669	39,128,134	34,721,577

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited; dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Net Income	$5,572	$5,099	$15,343	$9,711
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period, net of tax of $111, $(908), $(168), and $1,425, respectively	180	(1,426)	(270)	2,238
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during period, net of tax of $219, $(77), $564, and $(77), respectively	354	(124)	911	(124)
Reclassification adjustment for (gains) losses included in net income, net of tax of $(74), $(22), $(224), and $(22), respectively	(120)	(36)	(361)	(36)
Defined benefit pension plans:
Amortization of net loss, net of tax of $65, $(6), $129 and $(18), respectively	103	(10)	207	(29)
Total other comprehensive income (loss)	517	(1,596)	487	2,049
Comprehensive Income	$6,089	$3,503	$15,830	$11,760

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2015 and 2014

(Unaudited; dollars in thousands)

					Directors’		Accumulated
	Preferred	Common Stock			Deferred		Other	Total
	Stock	Class A	Class B		Compensation	Accumulated	Comprehensive	Shareholders’
	Series A	Shares	Shares	Amount	Plan	Deficit	Income (Loss)	Equity
Balances at December 31, 2013	$15,000	25,291,568	3,186,748	$210,297	$(468)	$(56,880)	$(1,157)	$166,792
Net Income	-	-	-	-	-	9,711	-	9,711
Other comprehensive income	-	-	-	-	-	-	2,049	2,049
Redemption of preferred stock	(15,000)	-	-	-	-	-	-	(15,000)
Dividends on preferred stock	-	-	-	-	-	(337)	-	(337)
Acquisition of CapStone Bank	-	8,075,228	-	62,264	-	-	-	62,264
Expense of stock issuance	-	-	-	(383)	-	-	-	(383)
Exercise of stock options	-	628,045	-	2,598	-	-	-	2,598
Stock issuance pursuant to restricted stock units	-	12,252	-	(49)	-	-	-	(49)
Excess tax benefits from stock-based awards	-	-	-	81	-	-	-	81
Stock-based compensation	-	-	-	561	-	-	-	561
Distributions	-	-	-	-	144	-	-	144
Balances at September 30, 2014	$-	34,007,093	3,186,748	$275,369	$(324)	$(47,506)	$892	$228,431

Balances at December 31, 2014	$-	34,008,795	3,186,748	$275,615	$(324)	$(43,241)	$(695)	$231,355
Net Income	-	-	-	-	-	15,343	-	15,343
Other comprehensive income	-	-	-	-	-	-	487	487
Acquisition of Premier Commercial Bank	-	1,735,465	-	15,037	-	-	-	15,037
Expense of stock issuance	-	-	-	(103)	-	-	-	(103)
Conversion of Class B shares to Class A shares	-	1,463,748	(1,463,748)	-	-	-	-	-
Dividends on common stock	-	-	-	-	-	(1,757)	-	(1,757)
Exercise of stock options	-	95,000	-	428	-	-	-	428
Stock issuance pursuant to restricted stock units	-	50,875	-	(240)	-	-	-	(240)
Excess tax benefits from stock-based awards	-	-	-	176	-	-	-	176
Stock-based compensation	-	-	-	680	-	-	-	680
Balances at September 30, 2015	$-	37,353,883	1,723,000	$291,593	$(324)	$(29,655)	$(208)	$261,406

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited; dollars in thousands)

	Nine Months Ended
	September 30
	2015	2014
Cash Flow from operating activities
Net Income	$15,343	$9,711
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	2,845	4,143
Securities premium amortization and discount accretion, net	349	493
Earnings on bank-owned life insurance	(1,772)	(1,069)
Mortgage banking services	(1,327)	(653)
Originations of loans held for sale	(120,007)	(66,025)
Proceeds from sales of loans held for sale	119,272	66,906
Accretion on acquired loans	(4,893)	(4,134)
Excess tax benefits from stock-based awards	(176)	(81)
Deferred income tax expense (benefit)	7,837	5,361
Writedowns and (gains) losses on sales of real estate acquired in settlement of loans, net	233	115
Provision for credit losses	120	833
Stock-based compensation	680	561
(Increase) decrease in income taxes receivable	(311)	316
(Increase) decrease in interest earned but not received	36	(84)
Increase (decrease) in interest accrued but not paid	260 (84)
Net (increase) decrease in other assets	(1,014)	(1,418)
Net increase (decrease) in other liabilities	(278)	(1,706)
Net cash provided by (used in) operating activities	17,197	13,185

Cash Flow from investing activities
Net cash received from acquisition	3,215	6,198
Proceeds from maturities of investment certificates of deposit	8,257	1,489
Purchases of securities available for sale	(20,816)	(35,857)
Purchases of securities held to maturity	(22,195)	(69,846)
Proceeds from sales of securities available for sale	25,891	9,045
Proceeds from maturities, prepayments and calls of securities available for sale	32,542	16,919
Proceeds from maturities, prepayments and calls of securities held to maturity	14,569	4,138
Net (increase) decrease in loans	(120,864)	(18,432)
Proceeds from sales of loans	-	5,974
Purchase of bank-owned life insurance	(8,299)	-
Maturity of bank-owned life insurance	805	-
Purchases of premises and equipment	(1,976)	(1,895)
Proceeds from sales of premises and equipment	7	1,322
Proceeds from sales of real estate acquired in settlement of loans	1,884	5,684
Net cash provided by (used in) investing activities	(86,980)	(75,261)

Cash Flow from financing activities
Net increase (decrease) in demand deposits and NOW accounts	94,862	46,576
Net increase (decrease) in savings and money market accounts	22,160	(28,436)
Net increase (decrease) in time deposits	(71,859)	(19,930)
Net increase (decrease) in Federal Home Loan Bank borrowings	32,031	43,000
Net increase (decrease) in other borrowings	1,000	40,200
Dividends paid	(1,171)	(337)
Redemption of preferred stock	-	(15,000)
Exercise of stock options	428	2,598
Cash paid in lieu of issuing shares pursuant to restricted stock units	(240)	(49)
Excess tax benefits from stock-based awards	176	81
Expense of stock issuance	(103)	(383)
Net cash provided by (used in) financing activities	77,284	68,320
Increase (decrease) in cash and cash equivalents	7,501	6,244
Cash and cash equivalents at the beginning of the period	34,369	33,513
Cash and cash equivalents at the end of the period	$41,870	$39,757

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Consolidated Statements of Cash Flows (continued)

(Unaudited; dollars in thousands)

	Nine Months Ended
	September 30
	2015	2014

Supplemental disclosures of cash flow information
Cash paid during the periods for:
Interest	$6,407	$4,867
Income taxes	760	35

Supplemental disclosures of noncash transactions
Transfer of loans to real estate acquired in settlement of loans	$848	$1,600
Dividends declared but not paid	586	-
Unrealized gains (losses) on securities available for sale:
Change in securities available for sale	(438)	3,663
Change in deferred income taxes	168	(1,425)
Change in shareholders’ equity	(270)	2,238
Unrealized gains (losses) on cash flow hedges:
Change in fair value of cash flow hedges	890	(259)
Change in deferred income taxes	(340)	99
Change in shareholders’ equity	550	(160)
Acquisition:
Fair value of assets acquired	161,687	381,594
Fair value of liabilities assumed	144,490	336,730

See notes to consolidated financial statements

NewBridge Bancorp and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and provisions for credit losses considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This Update sets new guidance to clarify principles for recognizing revenue and develops a common revenue standard with the International Accounting Standards Board. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendments in this Update delay the effective date of ASU 2014-09 for public companies until the first fiscal year beginning after December 15, 2017. Early adoption will be allowed, but no earlier than the original effective date of ASU 2014-09. The Company is currently evaluating the effect of adopting ASU 2014-09 on its consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Subtopic 810): Amendments to the Consolidation Analysis.” This Update provides an additional requirement for a limited partnership or similar entity to qualify as a voting interest entity and also amends the criteria for consolidating such an entity. In addition, the Update amends the criteria for evaluating fees paid to a decision maker or service provider as a variable interest and amends the criteria for evaluating the effect of fee arrangements and related parties on a variable interest entity primary beneficiary determination. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company anticipates that the adoption of ASU 2015-02 will not have a material effect on its consolidated financial statements as the Company does not have any material investments in limited partnerships.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” This Update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The Update requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The Update also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. The adoption of ASU 2015-16 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Pro forma

The following tables reflect the pro forma total net interest income, noninterest income and net income for the three months and nine months ended September 30, 2015 and 2014 as though the acquisition of Premier had taken place on January 1, 2014. The pro forma results are not adjusted for acquisition-related expense, and are not necessarily indicative of the results of operations that would have occurred had the acquisition actually taken place on January 1, 2014, nor of future results of operations.

	Three Months Ended September 30
(Dollars in thousands)	2015	2014

Net interest income	$22,751	$21,658
Noninterest income	4,289	5,191
Net income	5,399	5,273

	Nine Months Ended September 30
	2015	2014

Net interest income	$67,753	$61,206
Noninterest income	13,817	15,003
Net income	14,681	10,208

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

The transaction was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of CapStone, as of April 1, 2014, were recorded at their respective estimated fair values, and the excess of the acquisition consideration over the fair value of CapStone’s net assets was allocated to goodwill. The estimated fair values of assets acquired and liabilities assumed were based on the information available, and the Company believes this information provided a reasonable basis for determining fair values. Management evaluated these fair values, and adjustments were made as more detailed analyses were completed and additional information became available. Changes resulting from the evaluation of these or other estimates as of the acquisition date impacted the amount of the preliminary fair values recorded.

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

Acquisition-related expense

Acquisition-related expense during the first nine months of 2015 totaled $2.5 million and was predominately related to the acquisition of Premier. Also included in acquisition-related expense for the first nine months of 2015 is $103,000 related to the pending acquisition of the Company by Yadkin Financial Corporation (“Yadkin”) as further discussed in Note 14 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Acquisition-related expense during the first nine months of 2014 was $4.9 million and was predominately related to the acquisition of CapStone. These costs are recorded as noninterest expense as incurred. The components of acquisition-related expense for the first nine months of 2015 and 2014 are as follows (dollars in thousands):

	2015	2014

Personnel	$1,358	$1,584
Furniture and equipment	372	14
Technology and data processing	472	2,674
Legal and professional	294	489
Other	38	149
Total acquisition-related expense	$2,534	$4,910

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

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Basic:
Net income available to common shareholders	$5,572	$5,099	$15,343	$9,374
Weighted average shares outstanding	39,076,883	37,166,736	38,660,400	34,186,201
Net income per share, basic	$0.14	$0.14	$0.40	$0.27

Diluted:
Net income available to common shareholders	$5,572	$5,099	$15,343	$9,374
Weighted average shares outstanding	39,076,883	37,166,736	38,660,400	34,186,201
Effect of dilutive securities:
Stock options	275,271	279,808	291,464	414,389
Restricted stock units and performance units	184,873	130,125	176,270	120,987
Weighted average shares outstanding and dilutive potential shares outstanding	39,537,027	37,576,669	39,128,134	34,721,577
Net income per share, diluted	$0.14	$0.14	$0.39	$0.27

Note 4 — Investment Securities

Investment securities consist of the following (dollars in thousands):

		Available for Sale – September 30, 2015
	Amortized	Unrealized	Unrealized	Market	Average		Average
	Cost	Gains	Losses	Value	Yield		Duration(1)
U.S. government-sponsored agency securities	$49,099	$2	$(275)	$48,826	2.07%		5.67
SBA securities	7,215	92	-	7,307	2.52		5.32
Agency mortgage backed securities	26,489	1,058	(2)	27,545	2.88		3.32
Collateralized mortgage obligations	7,789	204	-	7,993	3.67		3.09
Commercial mortgage backed securities	31,953	1,066	-	33,019	3.38		2.04
Corporate bonds	134,243	3,050	(497)	136,796	3.72		2.67
Covered bonds	45,003	1,285	(13)	46,275	3.52		1.42
State and municipal obligations	30,682	1,074	-	31,756	5.24	(2)	3.86
Total debt securities	332,473	7,831	(787)	339,517	3.46	(2)	3.11
Federal Home Loan Bank stock	19,397	-	-	19,397
Federal Reserve Bank stock	6,325	-	-	6,325
Other equity securities	9,336	199	(89)	9,446
Total	$367,531	$8,030	$(876)	$374,685

		Available for Sale – December 31, 2014
	Amortized	Unrealized	Unrealized	Market	Average		Average
	Cost	Gains	Losses	Value	Yield		Duration(1)
U.S. government-sponsored agency securities	$49,599	$-	$(1,485)	$48,114	2.05%		6.80
Agency mortgage backed securities	19,314	1,255	-	20,569	3.78		3.46
Collateralized mortgage obligations	10,492	217	-	10,709	3.81		3.72
Commercial mortgage backed securities	33,646	1,179	-	34,825	3.40		2.62
Corporate bonds	128,798	3,612	(535)	131,875	3.78		3.50
Covered bonds	49,976	2,017	(73)	51,920	3.49		1.98
State and municipal obligations	33,930	1,204	(4)	35,130	5.17	(2)	3.75
Total debt securities	325,755	9,484	(2,097)	333,142	3.58	(2)	3.71
Federal Home Loan Bank stock	17,712	-	-	17,712
Federal Reserve Bank stock	5,702	-	-	5,702
Other equity securities	9,336	361	(156)	9,541
Total	$358,505	$9,845	$(2,253)	$366,097

		Held to Maturity – September 30, 2015
	Amortized	Unrealized	Unrealized	Market	Average		Average
	Cost	Gains	Losses	Value	Yield		Duration(1)
U.S. government-sponsored agency securities	$24,835	$194	$(6)	$25,023	2.12%		4.11
Agency mortgage backed securities	47,787	1,478	-	49,265	2.52		4.20
Corporate bonds	32,660	160	(76)	32,744	2.98		3.67
Covered bonds	4,987	74	-	5,061	2.08		3.24
Subordinated debt issues	27,000	363	-	27,363	5.88		8.97
State and municipal obligations	1,152	40	-	1,192	4.23	(2)	9.29
Total	$138,421	$2,309	$(82)	$140,648	3.21	(2)	5.00

		Held to Maturity – December 31, 2014
	Amortized	Unrealized	Unrealized	Market	Average		Average
	Cost	Gains	Losses	Value	Yield		Duration(1)
U.S. government-sponsored agency securities	$32,772	$95	$(416)	$32,451	2.16%		4.75
Agency mortgage backed securities	54,339	1,352	-	55,691	2.58		4.43
Corporate bonds	23,455	123	(64)	23,514	2.72		4.19
Covered bonds	4,984	25	-	5,009	2.08		3.92
Subordinated debt issues	14,000	50	(17)	14,033	6.26		9.35
State and municipal obligations	1,151	66	-	1,217	4.28	(2)	7.60
Total	$130,701	$1,711	$(497)	$131,915	2.89	(2)	5.00

(1) Average remaining duration to maturity, in years

(2) Fully taxable-equivalent basis

The following table shows the Company’s investments with gross unrealized losses and their fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, as of September 30, 2015 (dollars in thousands):

	Less Than 1 Year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. government-sponsored agency securities	$7,952	$(42)	$40,867	$(239)	$48,819	$(281)
Agency mortgage backed securities	1,338	(2)	-	-	1,338	(2)
Corporate bonds	25,219	(240)	8,772	(333)	33,991	(573)
Covered bonds	4,971	(13)	-	-	4,971	(13)
Equity securities	1,014	(14)	1,822	(75)	2,836	(89)
Total securities	$40,494	$(311)	$51,461	$(647)	$91,955	$(958)

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

There were 21 available for sale debt securities and eight held to maturity securities in an unrealized loss position at September 30, 2015. Management does not intend to sell any of these securities that have unrealized losses and believes that it is not likely that sales of these securities will be necessary before a recovery of cost. The unrealized losses in all of these securities are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased and are not the result of deteriorated credit quality. The fair value is expected to recover as the bonds approach their maturity dates or repricing dates or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

There were three available for sale equity securities in an unrealized loss position at September 30, 2015. Although two of those three securities have been in a loss position one year or more, they remain investment grade by all rating agencies and show no indication that dividend payments or credit of the issuer are at risk. Management does not intend to sell these securities, believes that it is not likely that sales of these securities will be necessary before a recovery of cost and does not consider these securities other-than-temporarily impaired.

Investment securities with an amortized cost of $166.3 million and $170.0 million, as of September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes. The Company has $35.0 million in letters of credit issued by the Federal Home Loan Bank of Atlanta, which are used in lieu of securities to pledge against public deposits.

Investment securities of Premier having a book value of $25.9 million were sold immediately following the acquisition to reposition the portfolio at no recorded gain or loss. No other investment securities were sold during the nine months ended September 30, 2015. In 2014, CapStone investment securities having a book value of $9.2 million were sold immediately following the acquisition to reposition the portfolio at no recorded gain or loss. No other investment securities were sold during the nine months ended September 30, 2014.

Note 5 — Loans and Allowance for Credit Losses

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered PCI loans; which include $80.7 million at September 30, 2015 resulting from the acquisition of Security Savings on October 1, 2013, the acquisition of CapStone on April 1, 2014, and the acquisition of Premier on February 27, 2015, and $81.1 million at December 31, 2014 resulting from the acquisitions of Security Savings and Capstone. Loans held for investment are summarized in the following table (dollars in thousands):

	September 30, 2015			December 31, 2014
	Loans –			Loans –
	Excluding	PCI	Total	Excluding	PCI	Total
	PCI	Loans	Loans	PCI	Loans	Loans
Secured by owner-occupied nonfarm nonresidential properties	$323,971	$17,745	$341,716	$292,013	$17,969	$309,982
Secured by other nonfarm nonresidential properties	438,789	17,483	456,272	411,107	15,768	426,875
Other commercial and industrial	238,619	3,897	242,516	189,085	2,819	191,904
Total Commercial	1,001,379	39,125	1,040,504	892,205	36,556	928,761

Construction loans – 1 to 4 family residential	49,306	749	50,055	42,969	712	43,681
Other construction and land development	173,857	3,104	176,961	120,612	3,816	124,428
Total Real estate – construction	223,163	3,853	227,016	163,581	4,528	168,109

Closed-end loans secured by 1 to 4 family residential properties	380,654	23,364	404,018	379,646	26,626	406,272
Lines of credit secured by 1 to 4 family residential properties	244,611	6,145	250,756	222,329	6,375	228,704
Loans secured by 5 or more family residential properties	63,466	6,452	69,918	32,611	4,987	37,598
Total Real estate – mortgage	688,731	35,961	724,692	634,586	37,988	672,574

Credit cards	7,330	-	7,330	7,656	-	7,656
Other revolving credit plans	9,343	21	9,364	9,085	27	9,112
Other consumer loans	6,101	1,761	7,862	7,414	1,982	9,396
Total Consumer	22,774	1,782	24,556	24,155	2,009	26,164

All other loans	8,387	-	8,387	8,798	-	8,798
Total Other	8,387	-	8,387	8,798	-	8,798

Total loans held for investment	$1,944,434	$80,721	$2,025,155	$1,723,325	$81,081	$1,804,406

Unamortized deferred loan origination fees and costs were a net cost of $3.0 million at September 30, 2015 and $1.3 million at December 31, 2014.

Loans totaling $10.6 million and $6.2 million, as of September 30, 2015 and December 31, 2014, respectively, were held for sale, and stated at the lower of cost or market value as determined by outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis.

As of September 30, 2015 and December 31, 2014, qualifying loans totaling approximately $704.2 million and $768.9 million, respectively, were pledged under a blanket lien to secure the lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Richmond.

Nonperforming assets are summarized as follows (dollars in thousands):

	September 30,	December 31,
	2015	2014
Commercial nonaccrual loans, not restructured	$799	$1,620
Commercial nonaccrual loans, restructured	642	-
Non-commercial nonaccrual loans, not restructured	4,072	3,471
Non-commercial nonaccrual loans, restructured	59	5
Total nonaccrual loans	5,572	5,096
Troubled debt restructured, accruing	1,873	2,116
Total nonperforming loans	7,445	7,212
Real estate acquired in settlement of loans	1,788	3,057
Total nonperforming assets	$9,233	$10,269

Restructured loans, performing(1)	$921	$1,151
Loans past due 90 days or more and still accruing(2)	$1,416	$1,534

Nonperforming loans to loans held for investment	0.37%	0.40%
Nonperforming assets to total assets at end of period	0.33%	0.41%
Allowance for credit losses to nonperforming loans	286.41%	306.60%

(1)	Loans restructured in a prior year without an interest rate concession or forgiveness of debt that are performing in accordance with their restructured terms.
(2)	Loans past due 90 days or more and still accruing includes $1,301 and $1,463 of PCI loans as of September 30, 2015 and December 31, 2014, respectively.

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

Commitments to lend additional funds to borrowers whose loans have been restructured were not material at September 30, 2015.

Included in real estate acquired in settlement of loans at September 30, 2015 is $936,000 of one to four family residential properties. The amount of loans secured by one to four family residential properties in process of foreclosure at September 30, 2015, was $1.3 million. As of September 30, 2015, there had been no foreclosures on mortgage loans with a government guarantee.

The aging of loans is summarized in the following tables (dollars in thousands):

Loans – Excluding PCI
	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
September 30, 2015	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$557	$-	$1,136	$1,693	$322,278	$323,971
Secured by other nonfarm nonresidential properties	11	-	-	11	438,778	438,789
Other commercial and industrial	16	-	305	321	238,298	238,619
Total Commercial	584	-	1,441	2,025	999,354	1,001,379

Construction loans – 1 to 4 family residential	-	-	-	-	49,306	49,306
Other construction and land development	144	-	88	232	173,625	173,857
Total Real estate – construction	144	-	88	232	222,931	223,163

Closed-end loans secured by 1 to 4 family residential properties	1,403	107	2,665	4,175	376,479	380,654
Lines of credit secured by 1 to 4 family residential properties	2,577	-	1,370	3,947	240,664	244,611
Loans secured by 5 or more family residential properties	-	-	-	-	63,466	63,466
Total Real estate – mortgage	3,980	107	4,035	8,122	680,609	688,731

Credit cards	67	8	-	75	7,255	7,330
Other revolving credit plans	11	-	1	12	9,331	9,343
Other consumer loans	7	-	7	14	6,087	6,101
Total Consumer	85	8	8	101	22,673	22,774

All other loans	-	-	-	-	8,387	8,387
Total Other	-	-	-	-	8,387	8,387

Total loans	$4,793	$115	$5,572	$10,480	$1,933,954	$1,944,434

PCI Loans
	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
September 30, 2015	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$469	$-	$-	$469	$17,276	$17,745
Secured by other nonfarm nonresidential properties	499	26	-	525	16,958	17,483
Other commercial and industrial	-	-	-	-	3,897	3,897
Total Commercial	968	26	-	994	38,131	39,125

Construction loans – 1 to 4 family residential	397	-	-	397	352	749
Other construction and land development	-	-	-	-	3,104	3,104
Total Real estate – construction	397	-	-	397	3,456	3,853

Closed-end loans secured by 1 to 4 family residential properties	511	1,157	-	1,668	21,696	23,364
Lines of credit secured by 1 to 4 family residential properties	312	101	-	413	5,732	6,145
Loans secured by 5 or more family residential properties	-	-	-	-	6,452	6,452
Total Real estate – mortgage	823	1,258	-	2,081	33,880	35,961

Credit cards	-	-	-	-	-	-
Other revolving credit plans	-	-	-	-	21	21
Other consumer loans	20	17	-	37	1,724	1,761
Total Consumer	20	17	-	37	1,745	1,782

All other loans	-	-	-	-	-	-
Total Other	-	-	-	-	-	-

Total loans	$2,208	$1,301	$-	$3,509	$77,212	$80,721

Total Loans
	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
September 30, 2015	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$1,026	$-	$1,136	$2,162	$339,554	$341,716
Secured by other nonfarm nonresidential properties	510	26	-	536	455,736	456,272
Other commercial and industrial	16	-	305	321	242,195	242,516
Total Commercial	1,552	26	1,441	3,019	1,037,485	1,040,504

Construction loans – 1 to 4 family residential	397	-	-	397	49,658	50,055
Other construction and land development	144	-	88	232	176,729	176,961
Total Real estate – construction	541	-	88	629	226,387	227,016

Closed-end loans secured by 1 to 4 family residential properties	1,914	1,264	2,665	5,843	398,175	404,018
Lines of credit secured by 1 to 4 family residential properties	2,889	101	1,370	4,360	246,396	250,756
Loans secured by 5 or more family residential properties	-	-	-	-	69,918	69,918
Total Real estate – mortgage	4,803	1,365	4,035	10,203	714,489	724,692

Credit cards	67	8	-	75	7,255	7,330
Other revolving credit plans	11	-	1	12	9,352	9,364
Other consumer loans	27	17	7	51	7,811	7,862
Total Consumer	105	25	8	138	24,418	24,556

All other loans	-	-	-	-	8,387	8,387
Total Other	-	-	-	-	8,387	8,387

Total loans	$7,001	$1,416	$5,572	$13,989	$2,011,166	$2,025,155

Loans – Excluding PCI
	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
December 31, 2014	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$1,366	$-	$1,353	$2,719	$289,294	$292,013
Secured by other nonfarm nonresidential properties	-	-	237	237	410,870	411,107
Other commercial and industrial	1,451	-	30	1,481	187,604	189,085
Total Commercial	2,817	-	1,620	4,437	887,768	892,205

Construction loans – 1 to 4 family residential	-	-	-	-	42,969	42,969
Other construction and land development	66	-	159	225	120,387	120,612
Total Real estate – construction	66	-	159	225	163,356	163,581

Closed-end loans secured by 1 to 4 family residential properties	3,529	35	1,871	5,435	374,211	379,646
Lines of credit secured by 1 to 4 family residential properties	2,578	-	1,301	3,879	218,450	222,329
Loans secured by 5 or more family residential properties	-	-	-	-	32,611	32,611
Total Real estate – mortgage	6,107	35	3,172	9,314	625,272	634,586

Credit cards	93	35	-	128	7,528	7,656
Other revolving credit plans	121	1	102	224	8,861	9,085
Other consumer loans	131	-	43	174	7,240	7,414
Total Consumer	345	36	145	526	23,629	24,155

All other loans	-	-	-	-	8,798	8,798
Total Other	-	-	-	-	8,798	8,798

Total loans	$9,335	$71	$5,096	$14,502	$1,708,823	$1,723,325

PCI Loans
	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
December 31, 2014	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$285	$-	$-	$285	$17,684	$17,969
Secured by other nonfarm nonresidential properties	-	-	-	-	15,768	15,768
Other commercial and industrial	-	13	-	13	2,806	2,819
Total Commercial	285	13	-	298	36,258	36,556

Construction loans – 1 to 4 family residential	-	-	-	-	712	712
Other construction and land development	-	-	-	-	3,816	3,816
Total Real estate – construction	-	-	-	-	4,528	4,528

Closed-end loans secured by 1 to 4 family residential properties	2,394	1,396	-	3,790	22,836	26,626
Lines of credit secured by 1 to 4 family residential properties	380	33	-	413	5,962	6,375
Loans secured by 5 or more family residential properties	-	-	-	-	4,987	4,987
Total Real estate – mortgage	2,774	1,429	-	4,203	33,785	37,988

Credit cards	-	-	-	-	-	-
Other revolving credit plans	-	-	-	-	27	27
Other consumer loans	46	21	-	67	1,915	1,982
Total Consumer	46	21	-	67	1,942	2,009

All other loans	-	-	-	-	-	-
Total Other	-	-	-	-	-	-

Total loans	$3,105	$1,463	$-	$4,568	$76,513	$81,081

Total Loans
	30-89 Days	90+ Days	Nonaccrual	Total Past Due		Total Loans
December 31, 2014	Past Due	Past Due	Loans	+ Nonaccrual	Current	Receivable
Secured by owner-occupied nonfarm nonresidential properties	$1,651	$-	$1,353	$3,004	$306,978	$309,982
Secured by other nonfarm nonresidential properties	-	-	237	237	426,638	426,875
Other commercial and industrial	1,451	13	30	1,494	190,410	191,904
Total Commercial	3,102	13	1,620	4,735	924,026	928,761

Construction loans – 1 to 4 family residential	-	-	-	-	43,681	43,681
Other construction and land development	66	-	159	225	124,203	124,428
Total Real estate – construction	66	-	159	225	167,884	168,109

Closed-end loans secured by 1 to 4 family residential properties	5,923	1,431	1,871	9,225	397,047	406,272
Lines of credit secured by 1 to 4 family residential properties	2,958	33	1,301	4,292	224,412	228,704
Loans secured by 5 or more family residential properties	-	-	-	-	37,598	37,598
Total Real estate – mortgage	8,881	1,464	3,172	13,517	659,057	672,574

Credit cards	93	35	-	128	7,528	7,656
Other revolving credit plans	121	1	102	224	8,888	9,112
Other consumer loans	177	21	43	241	9,155	9,396
Total Consumer	391	57	145	593	25,571	26,164

All other loans	-	-	-	-	8,798	8,798
Total Other	-	-	-	-	8,798	8,798

Total loans	$12,440	$1,534	$5,096	$19,070	$1,785,336	$1,804,406

At September 30, 2015 and December 31, 2014 there were $3.5 million and $3.3 million, respectively, of loans classified as TDRs. A restructured loan is classified as a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. The Company monitors the performance of restructured loans on an ongoing basis. For loans classified as TDRs, the Company further evaluates the loans as performing or nonperforming. Loans retain their accrual status at the time of their restructuring. As a result, if a loan is on nonaccrual at the time it is restructured, it stays as nonaccrual; and if a loan is on accrual at the time of the restructuring, it generally stays on accrual. A restructured loan will be reclassified to nonaccrual if the loan becomes 90 days delinquent or other weaknesses are observed which make collection of principal and interest unlikely. Nonperforming TDRs originally classified as nonaccrual may be reclassified as accruing if, subsequent to restructuring, they experience six consecutive months of payment performance according to the restructured terms. Further, a TDR may be considered performing and subsequently removed from nonperforming status in years subsequent to the restructuring if it meets the following criteria:

•	At the time of restructuring, the loan was made at a market rate of interest for comparable risk;
•	The loan has shown at least six consecutive months of payment performance in accordance with the restructured terms; and
•	The loan has been included in the TDR disclosures for at least one Annual Report on Form 10-K

Restructurings of loans and their classification as TDRs are based on individual facts and circumstances. Loan restructurings that are classified as TDRs may involve an increase or reduction of the interest rate, extension of the term of the loan, or deferral or forgiveness of principal or interest payments, which the Company considers are concessions. All loans classified as TDRs were restructured due to financial difficulties experienced by the borrower. The Company had $921,000 and $1.2 million of performing TDRs at September 30, 2015 and December 31, 2014, respectively, which were restructured in a prior year without an interest rate concession and were performing in accordance with their restructured terms.

The following tables provide information about TDRs restructured during the current and prior year periods (dollars in thousands):

	Restructurings During the Three Months Ended September 30, 2015			Restructurings During the Three Months Ended September 30, 2014
	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
TDRs:
Commercial	-	$-	$-	1	$124	$124
Real estate – mortgage	-	-	-	-	-	-
Consumer	-	-	-	2	19	19
Total	-	$-	$-	3	$143	$143

	Restructurings During the Nine Months Ended September 30, 2015			Restructurings During the Nine Months Ended September 30, 2014
	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
TDRs:
Commercial	2	$657	$663	1	$124	$124
Real estate – mortgage	-	-	-	3	183	176
Consumer	-	-	-	2	19	19
Total	2	$657	$663	6	$326	$319

Two loans were restructured and classified as TDR loans during the first nine months of 2015. One of the commercial loans restructured in 2015 involved an extension of the term of the loan, and the other involved a deferral of principal. Six loans were restructured and classified as TDR loans during the first nine months of 2014. The commercial loan and the consumer loans restructured in 2014 each had an extension of the term of the loan, and the two consumer loans also had an interest rate reduction. Of the real estate – mortgage loans restructured in 2014, one involved forgiveness of principal, and the other two involved deferral of interest payments.

A TDR is considered to be in default if it is 90 days or more past due at the end of any month during the reporting period.

No TDRs were restructured in the prior 12 months that subsequently defaulted during the three months or nine months ended September 30, 2015, or the three months or nine months ended September 30, 2014.

Interest is not typically accrued on nonperforming loans, as they are normally in nonaccrual status. However, interest may be accrued in certain circumstances on nonperforming TDRs, such as those that have an interest rate concession but are otherwise performing. Interest income on performing or nonperforming accruing TDRs is recognized consistent with any other accruing loan. Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on a loan is discontinued when, in management’s opinion, the borrower is not likely to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are placed on nonaccrual status when (i) management has concerns relating to the ability to collect the loan principal and interest, and (ii) generally when loans are 90 days or more past due. Interest income is subsequently recognized on a cash basis only to the extent payments are received and only if the loan is well secured. Commercial loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time and there is a sustained period of repayment performance (generally a minimum of six months) of interest and principal by the borrower in accordance with the contractual terms. Residential mortgage and consumer loans are typically returned to accrual status once they are no longer past due. There were $1.9 million in TDRs at September 30, 2015 and $1.8 million in TDRs at September 30, 2014 that were considered nonperforming and were accruing interest. The following table shows interest income recognized and received on these TDRs for the three months and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Recognized	Received	Recognized	Received
Interest Income:
Commercial	$-	$-	$-	$-
Real estate – construction	-	-	-	-
Real estate – mortgage	19	19	15	12
Consumer	-	-	-	1
Total	$19	$19	$15	$13

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Recognized	Received	Recognized	Received
Interest Income:
Commercial	$-	$-	$6	$6
Real estate – construction	-	-	4	4
Real estate – mortgage	58	60	48	45
Consumer	-	-	-	1
Total	$58	$60	$58	$56

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

Loans specifically identified and evaluated for levels of impairment totaled $5.2 million and $4.2 million at September 30, 2015 and December 31, 2014, respectively, as detailed in the following tables (dollars in thousands).

	Impaired Loans
		Unpaid		Average	Interest
	Recorded	Principal	Specific	Recorded	Income
	Balance	Balance	Allowance	Investment	Recognized
At September 30, 2015
Loans without a specific valuation allowance
Commercial	$830	$830	$-	$857	$22
Real estate – construction	325	325	-	342	17
Real estate – mortgage	315	335	-	403	20
Consumer	-	-	-	-	-
Total	1,470	1,490	-	1,602	59

Loans with a specific valuation allowance
Commercial	97	204	2	98	9
Real estate – construction	248	248	43	297	15
Real estate – mortgage	3,388	3,388	988	3,442	79
Consumer	13	13	1	15	1
Total	3,746	3,853	1,034	3,852	104

Total impaired loans
Commercial	927	1,034	2	955	31
Real estate – construction	573	573	43	639	32
Real estate – mortgage	3,703	3,723	988	3,845	99
Consumer	13	13	1	15	1
Total	$5,216	$5,343	$1,034	$5,454	$163

	Impaired Loans
		Unpaid		Average	Interest
	Recorded	Principal	Specific	Recorded	Income
	Balance	Balance	Allowance	Investment	Recognized
At December 31, 2014
Loans without a specific valuation allowance
Commercial	$283	$283	$-	$342	$22
Real estate – construction	453	453	-	480	32
Real estate – mortgage	361	381	-	454	36
Consumer	17	17	-	18	1
Total	1,114	1,134	-	1,294	91

Loans with a specific valuation allowance
Commercial	1,087	1,194	588	1,409	78
Real estate – construction	148	148	53	186	11
Real estate – mortgage	1,878	1,878	264	1,913	71
Consumer	-	-	-	-	-
Total	3,113	3,220	905	3,508	160

Total impaired loans
Commercial	1,370	1,477	588	1,751	100
Real estate – construction	601	601	53	666	43
Real estate – mortgage	2,239	2,259	264	2,367	107
Consumer	17	17	-	18	1
Total	$4,227	$4,354	$905	$4,802	$251

The balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on the reserving method for the nine months ended September 30, 2015, the year ended December 31, 2014 and the nine months ended September 30, 2014 were as follows:

		Real Estate -	Real Estate -			Total
Allowance for credit losses:	Commercial	Construction	Mortgage	Consumer	Other	Allowance
September 30, 2015
Individually evaluated for impairment	$2	$43	$988	$1	$-	$1,034
Collectively evaluated for impairment	10,174	2,112	7,517	337	72	20,212
PCI	-	-	77	-	-	77
Total ending allowance	$10,176	$2,155	$8,582	$338	$72	$21,323
Allowance for credit losses as a percentage of recorded investment	0.98%	0.95%	1.18%	1.38%	0.86%	1.05%
December 31, 2014
Individually evaluated for impairment	$588	$53	$264	$-	$-	$905
Collectively evaluated for impairment	10,567	1,931	8,195	421	93	21,207
PCI	-	-	-	-	-	-
Total ending allowance	$11,155	$1,984	$8,459	$421	$93	$22,112
Allowance for credit losses as a percentage of recorded investment	1.20%	1.18%	1.26%	1.61%	1.06%	1.23%
September 30, 2014
Individually evaluated for impairment	$11	$8	$383	$-	$-	$402
Collectively evaluated for impairment	10,564	1,860	9,132	451	92	22,099
PCI	-	-	-	-	-	-
Total ending allowance	$10,575	$1,868	$9,515	$451	$92	$22,501
Allowance for credit losses as a percentage of recorded investment	1.26%	1.18%	1.38%	1.68%	1.26%	1.31%

		Real Estate -	Real Estate -			Total
Recorded investment in loans:	Commercial	Construction	Mortgage	Consumer	Other	Loans
September 30, 2015
Individually evaluated for impairment	$927	$573	$3,703	$13	$-	$5,216
Collectively evaluated for impairment	1,000,452	222,590	685,028	22,761	8,387	1,939,218
PCI	39,125	3,853	35,961	1,782	-	80,721
Total recorded investment in loans	$1,040,504	$227,016	$724,692	$24,556	$8,387	$2,025,155
December 31, 2014
Individually evaluated for impairment	$1,370	$601	$2,239	$17	$-	$4,227
Collectively evaluated for impairment	890,835	162,980	632,347	24,138	8,798	1,719,098
PCI	36,556	4,528	37,988	2,009	-	81,081
Total recorded investment in loans	$928,761	$168,109	$672,574	$26,164	$8,798	$1,804,406
September 30, 2014
Individually evaluated for impairment	$740	$745	$2,445	$17	$-	$3,947
Collectively evaluated for impairment	789,994	151,477	646,600	24,679	7,277	1,620,027
PCI	48,962	5,619	40,311	2,098	-	96,990
Total recorded investment in loans	$839,696	$157,841	$689,356	$26,794	$7,277	$1,720,964

The allowance for credit losses as a percentage of the recorded investment in loans shown in the table above reflects the improvement in asset quality in the past year. There is a greater proportion of low risk, high quality loans in the loan portfolio at September 30, 2015 compared to September 30, 2014. As a result, the allowance for credit losses as a percentage of the total recorded investment in loans at September 30, 2015 is significantly lower than at September 30, 2014. Also impacting the allowance for credit losses as a percentage of the total recorded investment in loans is the acquired non-PCI portfolio of $230.8 million at September 30, 2015, which was recorded at fair value on the acquisition date and had an allowance for credit losses of $640,000 as of September 30, 2015.

The following table summarizes, by internally assigned risk grade, the risk grade for loans for which the Company has assigned a risk grade (dollars in thousands).

	September 30, 2015					December 31, 2014
Loans –		Special	Sub-				Special	Sub-
excluding PCI	Pass	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$963,478	$19,184	$17,553	$87	$1,000,302	$858,218	$18,578	$12,717	$969	$890,482
Real estate – construction	196,637	496	793	56	197,982	148,226	1,144	88	60	149,518
Real estate – mortgage	132,549	3,638	909	-	137,096	99,200	4,794	1,987	-	105,981
Consumer	1,257	-	-	-	1,257	928	-	-	-	928
Other	7,352	-	249	-	7,601	7,646	1,152	-	-	8,798
Total	$1,301,273	$23,318	$19,504	$143	$1,344,238	$1,114,218	$25,668	$14,792	$1,029	$1,155,707

	September 30, 2015					December 31, 2014
		Special	Sub-				Special	Sub-
PCI loans	Pass(1)	Mention	standard	Doubtful	Total	Pass(1)	Mention	standard	Doubtful	Total
Commercial	$28,483	$6,096	$4,392	$-	$38,971	$27,766	$5,345	$3,205	$-	$36,316
Real estate – construction	2,487	784	507	-	3,778	2,838	1,248	339	-	4,425
Real estate – mortgage	12,624	3,071	1,699	-	17,394	11,246	3,811	1,627	-	16,684
Consumer	-	-	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-	-	-
Total	$43,594	$9,951	$6,598	$-	$60,143	$41,850	$10,404	$5,171	$-	$57,425

	September 30, 2015					December 31, 2014
		Special	Sub-				Special	Sub-
Total loans	Pass	Mention	standard	Doubtful	Total	Pass	Mention	standard	Doubtful	Total
Commercial	$991,961	$25,280	$21,945	$87	$1,039,273	$885,984	$23,923	$15,922	$969	$926,798
Real estate – construction	199,124	1,280	1,300	56	201,760	151,064	2,392	427	60	153,943
Real estate – mortgage	145,173	6,709	2,608	-	154,490	110,446	8,605	3,614	-	122,665
Consumer	1,257	-	-	-	1,257	928	-	-	-	928
Other	7,352	-	249	-	7,601	7,646	1,152	-	-	8,798
Total	$1,344,867	$33,269	$26,102	$143	$1,404,381	$1,156,068	$36,072	$19,963	$1,029	$1,213,132

(1) PCI loans in the Pass category are in the pre-watch risk grade, which is the lowest risk grade in the Pass category.

An analysis of the changes in the allowance for credit losses for the three months and nine months ended September 30, 2015 and 2014 follows (dollars in thousands):

	Beginning				Ending
	Balance	Chargeoffs	Recoveries	Provision	Balance
Three Months Ended September 30, 2015
Loans – excluding PCI
Commercial	$10,622	$55	$196	$(587)	$10,176
Real estate – construction	1,986	92	57	204	2,155
Real estate – mortgage	8,157	223	231	340	8,505
Consumer	357	170	58	93	338
Other	159	-	20	(107)	72
Total	$21,281	$540	$562	$(57)	$21,246

PCI loans
Commercial	$-	$-	$-	$-	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	30	13	-	60	77
Consumer	3	-	-	(3)	-
Other	-	-	-	-	-
Total	$33	$13	$-	$57	$77

Total loans
Commercial	$10,622	$55	$196	$(587)	$10,176
Real estate – construction	1,986	92	57	204	2,155
Real estate – mortgage	8,187	236	231	400	8,582
Consumer	360	170	58	90	338
Other	159	-	20	(107)	72
Total	$21,314	$553	$562	$-	$21,323

Three Months Ended September 30, 2014
Loans – excluding PCI
Commercial	$10,264	$399	$775	$(65)	$10,575
Real estate – construction	1,771	60	49	108	1,868
Real estate – mortgage	10,354	1,423	648	(64)	9,515
Consumer	469	201	77	106	451
Other	86	-	2	4	92
Total	$22,944	$2,083	$1,551	$89	$22,501

PCI loans
Commercial	$-	$-	$-	$-	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$-	$-	$-	$-

Total loans
Commercial	$10,264	$399	$775	$(65)	$10,575
Real estate – construction	1,771	60	49	108	1,868
Real estate – mortgage	10,354	1,423	648	(64)	9,515
Consumer	469	201	77	106	451
Other	86	-	2	4	92
Total	$22,944	$2,083	$1,551	$89	$22,501

	Beginning				Ending
	Balance	Chargeoffs	Recoveries	Provision	Balance
Nine Months Ended September 30, 2015
Loans – excluding PCI
Commercial	$11,155	$1,087	$575	$(467)	$10,176
Real estate – construction	1,984	99	396	(126)	2,155
Real estate – mortgage	8,459	1,059	499	606	8,505
Consumer	421	412	257	72	338
Other	93	-	37	(58)	72
Total	$22,112	$2,657	$1,764	$27	$21,246

PCI loans
Commercial	$-	$-	$-	$-	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	15	-	92	77
Consumer	-	1	-	1	-
Other	-	-	-	-	-
Total	$-	$16	$-	$93	$77

Total loans
Commercial	$11,155	$1,087	$575	$(467)	$10,176
Real estate – construction	1,984	99	396	(126)	2,155
Real estate – mortgage	8,459	1,074	499	698	8,582
Consumer	421	413	257	73	338
Other	93	-	37	(58)	72
Total	$22,112	$2,673	$1,764	$120	$21,323

Nine Months Ended September 30, 2014
Loans – excluding PCI
Commercial	$11,480	$836	$1,300	$(1,369)	$10,575
Real estate – construction	2,027	464	563	(258)	1,868
Real estate – mortgage	10,479	4,106	1,098	2,044	9,515
Consumer	469	563	213	332	451
Other	95	-	8	(11)	92
Total	$24,550	$5,969	$3,182	$738	$22,501

PCI loans
Commercial	$-	$62	$-	$62	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	33	-	33	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$95	$-	$95	$-

Total loans
Commercial	$11,480	$898	$1,300	$(1,307)	$10,575
Real estate – construction	2,027	464	563	(258)	1,868
Real estate – mortgage	10,479	4,139	1,098	2,077	9,515
Consumer	469	563	213	332	451
Other	95	-	8	(11)	92
Total	$24,550	$6,064	$3,182	$833	$22,501

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

A summary of changes in the recorded investment of PCI loans for the three months and nine months ended September 30, 2015 and 2014 follows (dollars in thousands):

	Three Months Ended September 30
	2015	2014

Recorded investment, beginning of period	$86,804	$108,334
Accretion	1,241	1,330
Reductions for payments, sales and foreclosures	(7,324)	(12,674)
Recorded investment, end of period	$80,721	$96,990
Outstanding principal balance, end of period	$88,735	$104,666

	Nine Months Ended September 30
	2015	2014

Recorded investment, beginning of period	$81,081	$56,015
Fair value of loans acquired during the period	16,138	65,816
Accretion	3,741	3,315
Reductions for payments, sales and foreclosures	(20,239)	(28,156)
Recorded investment, end of period	$80,721	$96,990
Outstanding principal balance, end of period	$88,735	$104,666

A summary of changes in the accretable yield for PCI loans for the three months and nine months ended September 30, 2015 and 2014 follows (dollars in thousands):

	Three Months Ended September 30
	2015	2014

Accretable yield, beginning of period	$23,042	$25,602
Accretion	(1,241)	(1,330)
Reclassification from nonaccretable difference	710	957
Other changes, net	(811)	(1,177)
Accretable yield, end of period	$21,700	$24,052

	Nine Months Ended September 30
	2015	2014

Accretable yield, beginning of period	$22,447	$14,462
Addition from acquisition	3,040	13,969
Accretion	(3,741)	(3,315)
Reclassification from nonaccretable difference	1,992	1,459
Other changes, net	(2,038)	(2,523)
Accretable yield, end of period	$21,700	$24,052

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

The significant components of the Company’s deferred tax assets at September 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

	2015	2014
Deferred tax assets:
Allowance for credit losses	$8,156	$8,458
Net operating losses	15,340	21,554
Other	12,816	13,420
Valuation allowance	(328)	(328)
Total	35,984	43,104

Deferred tax liabilities:
Net unrealized gain on available for sale securities	2,736	2,904
Other	6,636	7,067
Total	9,372	9,971
Net deferred tax assets	$26,612	$33,133

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

At September 30, 2015, the Company had one repurchase agreement, which it entered into on December 8, 2006 for $21.0 million with a repurchase date of December 8, 2016. The transaction is subject to quarterly calls with quarterly interest payments at a fixed rate of 4.03%. Securities pledged as collateral under the repurchase agreement are maintained with the counterparty. Securities acceptable as collateral are U.S. Treasury securities, U.S. government agency securities, U.S. government-sponsored agency securities, and agency mortgage backed securities. The Company may substitute collateral among the acceptable categories. The remaining contractual maturity of repurchase agreements by class of collateral pledged included in other borrowings in the consolidated balance sheets as of September 30, 2015 and December 31, 2014 is presented in the following tables (dollars in thousands).

	September 30, 2015
	Remaining Contractual Maturity of the Agreements
	Less than 1 Year	1 – 3 Years	3 – 5 Years	Greater Than 5 Years	Total	Market Value of Collateral
Repurchase agreements
U.S. government-sponsored agency securities	$-	$17,593	$-	$-	$17,593	$20,673
Agency mortgage backed securities	-	3,407	-	-	3,407	4,330
Total borrowings	$-	$21,000	$-	$-	$21,000	$25,003
Gross amount of recognized liabilities for repurchase agreements					$21,000

	December 31, 2014
	Remaining Contractual Maturity of the Agreements
	Less than 1 Year	1 – 3 Years	3 – 5 Years	Greater Than 5 Years	Total	Market Value of Collateral
Repurchase agreements
U.S. government-sponsored agency securities	$-	$16,699	$-	$-	$16,699	$19,396
Agency mortgage backed securities	-	4,301	-	-	4,301	5,573
Total borrowings	$-	$21,000	$-	$-	$21,000	$24,969
Gross amount of recognized liabilities for repurchase agreements					$21,000

Note 8 — Stock-Based Compensation Plans

The Company recorded $680,000 and $561,000 of stock-based compensation expense for the nine-month periods ended September 30, 2015 and 2014, respectively. The stock-based compensation expense is calculated on a ratable basis over the vesting periods of the related stock options or grants of restricted stock units or performance units and is reported within personnel expense. This expense had no impact on the Company’s reported cash flows. As of September 30, 2015, there was $2.5 million of unrecognized stock-based compensation expense. This expense will be fully recognized by December 31, 2018.

To determine the amounts recorded in the financial statements, the fair value of each stock option is estimated on the date of the grant using the Black-Scholes-Merton option-pricing model, and for restricted stock units and performance units, the fair value of the Company’s stock on date of grant is used. During the first nine months of 2015, no stock options were granted.

As of September 30, 2015, there were 562,209 restricted stock units and performance units outstanding. The fair value of each restricted stock unit or performance unit is the closing price of the Company’s Class A common stock on the grant date. The date of grant and the fair value of these are as follows:

September 30, 2015
		Grant	Fair Value
Type	Units	Date	Per Unit
Restricted stock units	10	02/09/11	$5.15
Restricted stock units	41,198	01/11/12	3.89
Restricted stock units	3,790	07/25/12	4.10
Restricted stock units	88,010	01/16/13	5.00
Restricted stock units	2,390	03/06/13	5.91
Restricted stock units	1,460	04/24/13	5.99
Restricted stock units	22,204	07/24/13	8.80
Restricted stock units	1,701	10/09/13	6.61
Restricted stock units	82,196	01/15/14	7.19
Performance units	36,301	07/29/14	7.64
Performance units	22,835	10/29/14	8.41
Performance units	130,904	01/28/15	8.10
Performance units	4,210	05/20/15	8.12
Restricted stock units	125,000	09/23/15	8.57
	562,209

On February 27, 2015, there were 294,400 Premier stock options that converted to 353,831 Company stock options. The estimated fair value of the converted options was $632,000 using the Black-Scholes-Merton option-pricing model. At September 30, 2015, there were 217,418 of these converted options outstanding and exercisable with a weighted average remaining contractual life of 4.43 years and no intrinsic value as the exercise price exceeds the current market price. The following is a summary of stock option activity and related information for the first nine months of 2015.

	Options	Weighted Average Exercise Price

Outstanding – beginning of period	985,071	$7.51
Converted	353,831	9.16
Exercised	(95,000)	4.51
Forfeited	(224,491)	12.21
Outstanding – end of period	1,019,411	$7.32

Exercisable – end of period	1,019,411	$7.32

The Company recorded excess tax benefits related to stock-based compensation as a credit to shareholders’ equity of $176,000 during the first nine months of 2015 and $81,000 during the first nine months of 2014.

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

The following tables present the estimated fair values of financial instruments as of September 30, 2015 and December 31, 2014 (dollars in thousands):

September 30, 2015	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$41,870	$41,870
Investment certificates of deposit	11,729	11,754
Investment securities	513,106	515,333
Loans	2,003,832	2,000,188
Loans held for sale	10,562	10,562
Investments held in trust	7,559	7,559
Interest rate swaps	1,011	1,011
Financial liabilities:
Deposits	2,001,417	2,002,730
Federal funds purchased	30,500	30,500
Wholesale repurchase agreements	21,000	22,038
Subordinated debt	15,500	16,059
Junior subordinated notes	25,774	18,548
Federal Home Loan Bank borrowings	398,500	398,540
Non-qualified defined contribution plan liability	7,559	7,559
Interest rate swaps	391	391

December 31, 2014	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$34,369	$34,369
Investment certificates of deposit	15,632	15,705
Investment securities	496,798	498,012
Loans	1,782,294	1,784,477
Loans held for sale	6,181	6,181
Investments held in trust	7,342	7,342
Interest rate swaps	224	224
Financial liabilities:
Deposits	1,832,564	1,834,333
Federal funds purchased	29,500	29,500
Wholesale repurchase agreements	21,000	22,252
Subordinated debt	15,500	15,978
Junior subordinated notes	25,774	12,515
Federal Home Loan Bank borrowings	346,700	346,712
Non-qualified defined contribution plan liability	7,342	7,342
Interest rate swaps	492	492

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

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset (dollars in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets measured at fair value
Available for sale securities:
at September 30, 2015	$4,342	$344,621	$25,722
at December 31, 2014	4,465	338,218	23,414
Investments held in trust:
at September 30, 2015	7,559	-	-
at December 31, 2014	7,342	-	-
Interest rate swaps:
at September 30, 2015	-	1,011	-
at December 31, 2014	-	224	-
Liabilities measured at fair value
Non-qualified defined contribution plan liability:
at September 30, 2015	7,559	-	-
at December 31, 2014	7,342	-	-
Interest rate swaps:
at September 30, 2015	-	391	-
at December 31, 2014	-	492	-

The table below presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 and the year ended December 31, 2014 (dollars in thousands):

	Nine Months	Twelve Months
	Ended	Ended
	September 30,	December 31,
	2015	2014

Available for sale securities
Beginning balance	$23,414	$9,988
Purchases	4,867	16,947
Acquisitions	1,147	3,089
Redemptions	(3,706)	(6,610)
Ending balance	$25,722	$23,414

The table below presents the assets measured at fair value on a non-recurring basis categorized by the level of inputs used in the valuation of each asset (dollars in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Loans held for sale:
at September 30, 2015	$-	$10,562	$-
at December 31, 2014	-	6,181	-
Real estate acquired in settlement of loans:
at September 30, 2015	-	-	1,599
at December 31, 2014	-	-	2,485
Impaired loans, net of allowance:
at September 30, 2015	-	-	4,182
at December 31, 2014	-	-	3,322

The fair value of collateral dependent loans is determined by appraisals or by alternative evaluations, such as tax evaluations. The fair value of loans may also be determined by sales contracts in hand or settlement agreements.

The following table presents the valuation and unobservable inputs for Level 3 assets measured at fair value at September 30, 2015 (dollars in thousands):

Description	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs

Federal Home Loan Bank stock and Federal Reserve Bank stock	$25,722	Cost	Redemption provisions	N/A

Real estate acquired in settlement of loans	1,599	Appraised value	Discount to reflect current market conditions	0.00% - 46.00%

Impaired loans, net of allowance	4,182	Appraised value	Discount to reflect current market conditions	0.00% - 46.00%
		Discounted cash flows	Discount rates	3.13% - 8.20%

Note 10 — Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, at September 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

38

	2015	2014

Unrealized gains on available for sale securities	$4,418	$4,688
Funded status of pension plans	(5,013)	(5,220)
Unrecognized gains (losses) on cash flow hedges	387	(163)
Total accumulated other comprehensive income (loss)	$(208)	$(695)

Reclassifications from accumulated other comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2015 and 2014 are as follows (dollars in thousands):

Details about accumulated other	Amount reclassified from accumulated other	Affected line item in the Consolidated
comprehensive income (loss)	comprehensive income (loss)	Statements of Income

Three months ended September 30, 2015
Unrealized gains (losses) on cash flow hedges	$194	Interest and fees on loans
	(74)	Income tax expense (benefit)
	$120	Net of tax

Amortization of net actuarial loss	$(168)	Personnel expense
	65	Income tax expense (benefit)
	$(103)	Net of tax

Total reclassifications for the period	$17

Three months ended September 30, 2014
Unrealized gains (losses) on cash flow hedges	$58	Interest and fees on loans
	(22)	Income tax expense (benefit)
	$36	Net of tax

Amortization of net actuarial loss	$16	Personnel expense
	(6)	Income tax expense (benefit)
	$10	Net of tax

Total reclassifications for the period	$46

Nine months ended September 30, 2015
Unrealized gains (losses) on cash flow hedges	$585	Interest and fees on loans
	(224)	Income tax expense (benefit)
	$361	Net of tax

Amortization of net actuarial loss	$(336)	Personnel expense
	129	Income tax expense (benefit)
	$(207)	Net of tax

Total reclassifications for the period	$154

Nine months ended September 30, 2014
Unrealized gains (losses) on cash flow hedges	$58	Interest and fees on loans
	(22)	Income tax expense (benefit)
	$36	Net of tax

Amortization of net actuarial loss	$47	Personnel expense
	(18)	Income tax expense (benefit)
	$29	Net of tax

Total reclassifications for the period	$65

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

Quarterly cash dividends resumed in the first quarter of 2015. On February 18, 2015, the Board of Directors declared a $0.015 per share quarterly cash dividend on its common stock, payable April 15, 2015 to shareholders of record as of the close of business on March 16, 2015. On May 20, 2015, the Board of Directors declared a $0.015 per share quarterly cash dividend on its common stock, payable July 15, 2015 to shareholders of record as of the close of business on June 16, 2015. On August 19, 2015, the Board of Directors declared a $0.015 per share quarterly cash dividend on its common stock, payable October 15, 2015 to shareholders of record as of the close of business on September 16, 2015.

On February 27, 2015, the Company completed its acquisition of Premier. (See Note 2 of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for details of the transaction.)

On August 7, 2015, 1,463,748 shares of Class B (non-voting) common stock were transferred by the original investor and, as a result, were converted into 1,463,748 shares of Class A (voting) common stock.

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

In order to mitigate its exposure in the event the interest rate curve flattens, on August 8, 2014 and on November 13, 2014, the Bank entered into three-year interest rate swaps with a notional amount of $50.0 million each that qualify as cash flow hedges under GAAP. The risk management objective of entering into these swaps is to reduce the Bank’s interest rate risk exposure to the variability of the cash flows upon changes to its forecasted interest receipts as the 30-day LIBOR, the benchmark interest rate used by the Bank, changes. These swaps are designated as cash flow hedges of the interest rate risk associated with the benchmark rate of the 30-day LIBOR attributable to the forecasted interest payments received from the 30-day LIBOR loan portfolio and investment securities (the hedged forecasted transaction). For the interest rate swap entered into on August 8, 2014, the Bank will receive interest at a fixed rate of 0.925% and pay interest at a rate based on the 30-day LIBOR. This interest rate swap hedges interest receipts through August 8, 2017. For the interest rate swap entered into on November 13, 2014, the Bank will receive interest at a fixed rate of 0.98% and pay interest at a rate based on the 30-day LIBOR. This interest rate swap hedges interest receipts through November 13, 2017. Settlement of the swaps occurs monthly. As of September 30, 2015, collateral of $450,000 was pledged and on deposit with the counterparty to secure the existing obligations under these interest rate swaps. The fair value of the swaps is included in other assets or other liabilities in the consolidated balance sheets, depending on whether the fair value of the swaps is positive or negative, and the net change in fair value is included in other comprehensive income and in the consolidated statements of cash flows under the caption net (increase) decrease in other assets and/or net increase (decrease) in other liabilities. At September 30, 2015, the estimated fair value of the swaps is an asset of $626,000.

For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated statements of income. The Bank’s interest rate swaps have been effective since inception. Changes in the fair value of the interest rate swaps, therefore, have had no impact on net income. For the first nine months of 2015, the Bank recognized interest income of $585,000 resulting from incremental interest received from the counterparty, none of which related to ineffectiveness. The Bank regularly monitors the credit risk of the interest rate swaps counterparty.

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

The fair values of interest rate swap derivatives that are classified as non-designated hedges are recorded in other assets and other liabilities on the balance sheet. As these interest rate swaps do not meet hedge accounting requirements, changes in the fair value of these interest rate swaps are recognized directly in earnings. These changes are recorded in other noninterest expense. As of September 30, 2015, the customer interest rate swaps and the offsetting swaps each had an aggregate notional amount of approximately $11.7 million, and the fair value of these three interest rate swap derivatives are recorded in other assets for $385,000 and in other liabilities for $391,000 on the balance sheet. The net effect of recording the derivatives at fair value through earnings was immaterial to the Company’s financial condition and results of operations during the first nine months of 2015.

As of September 30, 2015, the Bank provided $350,000 of collateral for two of these interest rate swaps, which is included in cash on the balance sheet as interest-bearing deposits with banks. The third interest rate swap is secured with an agency mortgage backed security having a collateral value of $513,000 at September 30, 2015. If the three swap contracts were terminated at September 30, 2015, the Bank’s net settlement exposure would have been $417,000.

Note 13 — Commitments and Contingent Liabilities

There have been no material changes in the Company’s operating lease commitments and commitments to extend credit and standby letters of credit from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2014.

The Company and its subsidiary are regularly subject to pending and threatened litigation. Accounting guidance for contingencies requires an accrual of estimated loss from a contingency, including pending and threatened litigation, when it is probable (i.e., the future event or events are likely to occur) that a loss has been incurred and the amount of the loss can be reasonably estimated. This guidance also requires disclosure of a loss contingency matter when, in management’s judgment, a material loss is reasonably possible or probable. In March of 2015, the court-appointed receiver of a former customer of the Bank requested that the Bank enter a tolling agreement, failing which, it would consider filing an action against the Bank. The Bank executed the tolling agreement and has subsequently engaged in discussions with the receiver about relevant facts and actions that the Bank believes support conclusions that it acted reasonably and in good faith with respect to the former customer. In October of 2015, the receiver inquired whether the Bank desired to enter into settlement discussions or resolve the matter through litigation. At this time, the Company does not consider a loss to be probable and is unable to estimate the possible loss or range of loss. Accordingly, the Company has not recorded a liability for this contingency; however, the Company's view may change in the future as events unfold. The Company is involved in other litigation matters not listed above but does not consider the matters to be material either individually or in the aggregate at this time.

Note 14 — Subsequent Events

On October 12, 2015, the Company and Yadkin entered into an Agreement and Plan of Merger, pursuant to which Yadkin will acquire the Company. Yadkin will acquire 100% of the outstanding shares of the Company in exchange for shares of Yadkin’s common stock. The exchange ratio has been fixed at 0.50 shares of Yadkin’s common stock for each share of the Company’s common stock. Based on Yadkin’s closing price of $22.79 as of October 12, 2015, the estimated aggregate purchase price is $456 million, or $11.40 per share. The transaction is expected to close early in the second quarter of 2016, subject to shareholder and regulatory approval and other customary closing conditions.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of the Company including but not limited to the Company’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects,” “anticipates,” “should,” “estimates,” “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation: the ability to obtain regulatory approvals and meet other closing conditions to the proposed merger with Yadkin Financial Corporation (“Yadkin”), including approval by Yadkin and the Company’s shareholders, on the expected terms and schedule; delay in closing the merger; difficulties and delays in integrating the companies’ businesses or fully realizing cost savings and other benefits; business disruption following the proposed merger; changes in asset quality and credit risk; the inability to sustain revenue and earnings growth; changes in interest rates and capital markets; inflation; client borrowing, repayment, investment and deposit practices; client disintermediation; the introduction, withdrawal, success and timing of business initiatives; competitive conditions; the inability to realize cost savings or revenues or to implement integration plans and other consequences associated with mergers, acquisitions and divestitures; economic conditions; the reaction to the transaction of the companies’ clients, employees and counterparties; and the impact, extent and timing of technological changes, capital management activities, and other actions of the Federal Reserve Board and legislative and regulatory actions and reforms. These forward looking statements express management's current expectations, plans or forecasts of future events, results and condition, including financial and other estimates and expectations regarding recently completed or proposed acquisitions and the general business strategy of engaging in bank acquisitions.

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

Agreement and Plan of Merger among the Company, Yadkin Financial Corporation and Navy Merger Sub Corp.

On October 12, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Yadkin Financial Corporation, a North Carolina corporation (“Yadkin”), and Navy Merger Sub Corp., a North Carolina corporation and a wholly-owned subsidiary of Yadkin (“Merger Sub”). The Merger Agreement provides that (i) Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger and as a wholly-owned subsidiary of Yadkin and (ii) immediately thereafter, the Company will merge with and into Yadkin (together with the Merger, the “Integrated Mergers”), with Yadkin continuing as the surviving corporation. Immediately following the consummation of the Integrated Mergers, the Company’s wholly-owned subsidiary, NewBridge Bank, will merge with and into Yadkin’s wholly-owned subsidiary, Yadkin Bank (the “Bank Merger”), with Yadkin Bank continuing as the surviving entity in the Bank Merger. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, the Company’s shareholders will have the right to receive 0.50 shares of voting common stock, par value $1.00 per share, of Yadkin for each share of the Company’s common stock.

Based on Yadkin’s closing price of $22.79 as of October 12, 2015, the estimated aggregate purchase price is $456 million. The transaction is expected to close early in the second quarter of 2016, subject to shareholder and regulatory approval and other customary closing conditions.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events in the third quarter of 2015:

•	Net income totaled $5.6 million, or $0.14 per diluted share;

•	Core deposits increased $44 million, or 12% annualized;

•	Core deposits were 75% of total deposits at September 30, 2015;

•	Total loans increased $21.0 million, or 4% annualized;

•	Core efficiency was 68.63%; and

•	A quarterly cash dividend of $0.015 was paid on July 15, 2015.

Additionally, year-to-date financial highlights and significant events include:

•	Net income totaled $15.3 million, or $0.39 per diluted share;

•	Organic core deposit growth was $121 million, or 13% annualized, for the year to date period;

•	Organic loan growth was $144 million, or 11% annualized, for the year to date period; and

•	Total shareholders’ common equity rose 13% to $261.4 million from $231.4 million at December 31, 2014.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net Interest Income

Net interest income for the third quarter of 2015, on a taxable equivalent basis, was $23.1 million, an increase of $2.4 million, or 11.8%, from $20.6 million for the third quarter of 2014. Average earning assets in the third quarter of 2015 increased $339.7 million, or 15.2%, to $2.57 billion, compared to $2.23 billion in the third quarter of 2014. Average interest-bearing liabilities in the third quarter of 2015 increased $247.8 million, or 13.2%, to $2.13 billion, compared to $1.88 billion in the third quarter of 2014. The increases in average earning assets and average interest-bearing liabilities and the resulting increase in net interest income are due to organic loan growth and the acquisition of Premier Commercial Bank (“Premier”), which contributed approximately $96.0 million of loans, $35.0 million of investments and other interest-earning assets after repositioning the acquired balance sheet, and $105.0 million of interest-bearing deposits at the February 27, 2015 acquisition date.

The taxable-equivalent net interest margin decreased to 3.55% for the third quarter of 2015, compared to 3.66% for the third quarter of 2014, a decrease of 11 basis points. The interest rate spread decreased to 3.48% in the third quarter of 2015, compared to 3.60% in the third quarter of 2014, a decrease of 12 basis points. The decrease in net interest margin and interest rate spread was driven primarily by a lower yield on the loan portfolio, with current year loan growth consisting principally of floating rate loans which carry a lower current rate than fixed rate loans, and a higher cost of funds rate. For the three months ended September 30, 2015, the annualized average yield on loans decreased to 4.09% from 4.24% for the three months ended September 30, 2014. The average yield on earning assets during the third quarter of 2015 decreased eight basis points to 3.92% from 4.00% during the comparable period in 2014, while the average rate on interest-bearing liabilities increased four basis points to 0.44% from 0.40%. The following table provides an analysis of average volumes, yields and rates and net interest income on a tax-equivalent basis for the three months ended September 30, 2015 and 2014.

(Fully taxable-equivalent basis(1), dollars in thousands)

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Earning assets:
Loans receivable(2)	$2,028,822	$20,940	4.09%	$1,728,789	$18,456	4.24%
Taxable securities	469,049	3,771	3.22	436,756	3,470	3.18
Tax exempt securities(1)	31,689	385	4.86	34,128	421	4.93
Federal Home Loan Bank stock	19,682	205	4.17	14,051	115	3.27
Federal Reserve Bank stock	6,191	91	5.88	1,207	19	6.30
Interest-bearing bank balances	18,183	33	0.72	18,970	39	0.82

Total earning assets	2,573,616	25,425	3.92	2,233,901	22,520	4.00

Non-earning assets:
Cash and due from banks	30,944			31,195
Premises and equipment	44,401			46,191
Other assets	146,981			141,888
Allowance for credit losses	(21,515)			(23,052)

Total assets	$2,774,427	$25,425		$2,430,123	$22,520

Interest-bearing liabilities:
Savings deposits	$69,722	$10	0.06%	$66,870	$8	0.05%
NOW deposits	554,324	419	0.30	482,772	235	0.19
Money market deposits	477,254	393	0.33	404,395	215	0.21
Time deposits	531,563	557	0.42	573,108	575	0.40
Other borrowings	89,572	671	2.97	88,104	665	2.99
Federal Home Loan Bank borrowings	405,747	315	0.31	265,098	205	0.31

Total interest-bearing liabilities	2,128,182	2,365	0.44	1,880,347	1,903	0.40

Other liabilities and shareholders’ equity:
Demand deposits	370,100			308,329
Other liabilities	18,596			15,331
Shareholders’ equity	257,549			226,116
Total liabilities and shareholders’ equity	$2,774,427	2,365		$2,430,123	1,903

Net interest income and net interest margin(3)		$23,060	3.55%		$20,617	3.66%

Interest rate spread(4)			3.48%			3.60%

(1)	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable-equivalent basis were $127 for 2015 and $141 for 2014.

(2)	The average loans receivable balances include nonaccruing loans. Amortization of loan fees, net of deferred costs, and other loan-related fees of $(560) and $(200) for the three months ended September 30, 2015 and 2014, respectively, are included in interest income. Also included is interest income from interest rate cash flow hedges of $194 and $58 for the three months ended September 30, 2015 and 2014, respectively.

(3)	Net interest margin is computed by dividing net interest income by average earning assets.

(4)	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense

In the third quarter of 2015, noninterest income increased 4.5% to $4.3 million, from $4.1 million during the same period in 2014. Retail banking income decreased 13.3% to $2.3 million in the third quarter of 2015 from $2.7 million in the third quarter of 2014, principally due to reduced insufficient funds fees. Mortgage banking revenue increased $177,000, or 62.5%, to $460,000 from $283,000 during the same period last year, driven by higher purchase and refinance demand as well as additional originators following the Premier acquisition. Wealth management revenue increased 4.2% to $749,000 in the third quarter of 2015 from $719,000 in the third quarter of 2014. Bank-owned life insurance income increased 86.0% to $543,000 in the third quarter of 2015 from $292,000 in the third quarter of 2014 with $227,000 of the increase due to an adjustment made to the cash surrender value by the insurance provider. No investment securities were sold during the three months ended September 30, 2015 or 2014.

In the third quarter of 2015, noninterest expense increased 13.3% to $18.8 million, from $16.6 million in the third quarter of 2014. Personnel expense increased 22.5% to $10.6 million, from $8.7 million in the prior year third quarter due primarily to the additional personnel resulting from the acquisition of Premier in February 2015, and the addition of middle market and treasury management personnel. Occupancy expense increased $179,000, or 14.2%, to $1.4 million, and furniture and equipment expense increased $60,000, or 6.3%, to $1.0 million in the third quarter of 2015 from $1.3 million and $948,000, respectively, during the same period in 2014 due primarily to the acquisition of Premier. Real estate acquired in settlement of loans expense decreased to $102,000 in the third quarter of 2015, from $158,000 in the same period last year. Other noninterest expense decreased $95,000, or 2.9%, to $3.1 million, compared to $3.2 million in the third quarter of 2014 as detailed in the follow table (dollars in thousands):

	Three Months Ended
	September 30		Percentage
	2015	2014	Variance

Other noninterest expense:
Advertising	$464	$463	0.2%
Bankcard expense	135	135	0.0
Postage	236	282	(16.3)
Telephone	129	131	(1.5)
Amortization of core deposit intangible	462	449	2.9
Stationery, printing and supplies	161	181	(11.0)
Other expense	1,509	1,550	(2.6)
Total	$3,096	$3,191	(3.0)

Income Taxes

The Company recorded income tax expense of $2.9 million for the third quarter of 2015, compared to $2.8 million for the third quarter of 2014. The Company’s effective tax rate was 33.9% for the three-month period ended September 30, 2015. For the three-month period ended September 30, 2014, the Company’s effective tax rate was 35.5%.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net Interest Income

Net interest income for the first nine months of 2015, on a taxable equivalent basis, was $67.9 million, an increase of $10.1 million, or 17.6%, from $57.7 million for the first nine months of 2014. Average earning assets in the first nine months of 2015 increased $415.5 million, or 19.9%, to $2.50 billion, compared to $2.08 billion in the first nine months of 2014. Average interest-bearing liabilities in the first nine months of 2015 increased $311.1 million, or 17.6%, to $2.08 billion, compared to $1.77 billion in the first nine months of 2014. The increases in average earning assets and average interest-bearing liabilities and the resulting increase in net interest income are due to the acquisition of CapStone on April 1, 2014, the acquisition of Premier on February 27, 2015, and organic loan growth.

Taxable equivalent net interest margin decreased to 3.63% for the first nine months of 2015, compared to 3.70% for the first nine months of 2014, a decrease of seven basis points. The interest rate spread decreased to 3.56% in the first nine months of 2015, compared to 3.65% in the first nine months of 2014, a decrease of nine basis points. The decrease in net interest margin and interest rate spread was driven primarily by a lower yield on the loan portfolio, with current year loan growth consisting principally of floating rate loans which carry a lower current rate than fixed rate loans, and a higher cost of funds rate. For the nine months ended September 30, 2015, the annualized average yield on loans decreased to 4.17% from 4.27% for the nine months ended September 30, 2014. The average yield on earning assets during the first nine months of 2015 decreased five basis points to 3.99% from 4.04% during the comparable period in 2014, while the average rate on interest-bearing liabilities increased four basis points to 0.43% from 0.39%. The following table provides an analysis of average volumes, yields and rates and net interest income on a taxable equivalent basis for the nine months ended September 30, 2015 and 2014.

(Fully taxable-equivalent basis(1), dollars in thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Earning assets:
Loans receivable(2)	$1,953,856	$60,956	4.17%	$1,630,921	$52,073	4.27%
Taxable securities	469,021	11,349	3.23	400,813	9,364	3.12
Tax exempt securities(1)	32,752	1,271	5.17	27,345	1,075	5.24
Federal Home Loan Bank stock	18,776	596	4.23	11,868	313	3.52
Federal Reserve Bank stock	6,042	270	5.96	407	19	6.22
Interest-bearing bank balances	19,947	111	0.74	13,527	80	0.79

Total earning assets	2,500,394	74,553	3.99	2,084,881	62,924	4.04

Non-earning assets:
Cash and due from banks	32,388			31,355
Premises and equipment	44,532			45,527
Other assets	146,883			138,823
Allowance for credit losses	(21,853)			(24,066)

Total assets	$2,702,344	$74,553		$2,276,520	$62,924

Interest-bearing liabilities:
Savings deposits	$69,225	$28	0.05%	$66,089	$28	0.06%
NOW deposits	541,072	1,102	0.27	469,587	607	0.17
Money market deposits	449,908	1,019	0.30	388,011	563	0.19
Time deposits	549,615	1,694	0.41	554,438	1,742	0.42
Other borrowings	88,107	1,986	3.01	73,604	1,688	3.07
Federal Home Loan Bank borrowings	380,281	853	0.30	215,350	571	0.35

Total interest-bearing liabilities	2,078,208	6,682	0.43	1,767,079	5,199	0.39

Other liabilities and shareholders’ equity:
Demand deposits	355,647			285,464
Other liabilities	19,479			15,436
Shareholders’ equity	249,010			208,541
Total liabilities and shareholders’ equity	$2,702,344	6,682		$2,276,520	5,199

Net interest income and net interest margin(3)		$67,871	3.63%		$57,725	3.70%

Interest rate spread(4)			3.56%			3.65%

(1)	Income related to securities exempt from federal income taxes is stated on a fully taxable-equivalent basis, assuming a federal income tax rate of 35%, and is then reduced by the non-deductible portion of interest expense. The adjustments made to convert to a fully taxable-equivalent basis were $421 for 2015 and $358 for 2014.

(2)	The average loans receivable balances include nonaccruing loans. Amortization of loan fees, net of deferred costs, and other loan-related fees of $(984) and $(263) for the nine months ended September 30, 2015 and 2014, respectively, are included in interest income. Also included is interest income from interest rate cash flow hedges of $585 and $58 for the nine months ended September 30, 2015 and 2014, respectively.

(3)	Net interest margin is computed by dividing net interest income by average earning assets.

(4)	Earning assets yield minus interest-bearing liability rate.

Noninterest Income and Expense

In the first nine months of 2015, noninterest income increased $875,000, or 6.9%, to $13.5 million, from $12.6 million during the same period in 2014. Retail banking income decreased 15.2% to $6.7 million in the first nine months of 2015, from $7.9 million in the first nine months of 2014, principally due to reduced insufficient funds fees. Mortgage banking revenue increased $674,000, or 103.2%, to $1.3 million from $653,000 during the same period last year, driven by higher purchase and refinance demand as well as additional originators following the Premier acquisition. Wealth management revenue increased 4.7% to $2.3 million in the first nine months of 2015, from $2.1 million in the same period last year. Bank-owned life insurance income increased 65.8% to $1.8 million in the first nine months of 2015 from $1.1 million in the first nine months of 2014 as the Company in 2015 recognized $433,000 in proceeds due to a policy maturing and $227,000 due to an adjustment made to the cash surrender value by the insurance provider. The Company also had a net gain of $570,000 from investments in small business investment companies, which is reflected within other noninterest income, during the first nine months of 2015, compared to $396,000 during the same period in 2014. Premier investment securities having a book value of $25.9 million were sold immediately following the acquisition to reposition the portfolio at no recorded gain or loss. No other investment securities were sold during the nine months ended September 30, 2015. In 2014, CapStone investment securities having a book value of $9.2 million were sold immediately following the acquisition to reposition the portfolio at no recorded gain or loss. No other investment securities were sold during the nine months ended September 30, 2014.

In the first nine months of 2015, noninterest expense increased 6.0% to $57.3 million from $54.1 million in the first nine months of 2014. Excluding acquisition-related expense, which declined to $2.5 million in the first nine months of 2015 from $4.9 million during the same period last year, noninterest expense increased $5.6 million, or 11.4%. Personnel expense increased 14.1% to $30.4 million, from $26.7 million in the first nine months of 2014 due primarily to the additional personnel resulting from the acquisitions of CapStone in April 2014, and Premier in February 2015, and the addition of middle market and treasury management personnel. In the first nine months of 2014, the Company recorded accruals of $533,000 for severance expenses, primarily due to a retail banking realignment, with no comparable expense in the current year period. Occupancy expense increased $491,000, or 13.3%, to $4.2 million, and furniture and equipment expense increased $186,000, or 6.6%, to $3.0 million in the first nine months of 2015 from $3.7 million and $2.8 million, respectively, during the same period in 2014 due primarily to the acquisitions of CapStone and Premier. In the first nine months of 2015, legal and professional expense increased 23.7% to $2.7 million, from $2.2 million in the prior year period due to various internal projects which are now completed. Other noninterest expense increased $275,000, or 3.2%, to $8.9 million for the first nine months of 2015, compared to $8.6 million for the first nine months of 2014 as detailed in the following table (dollars in thousands):

	Nine Months Ended
	September 30		Percentage
	2015	2014	Variance

Other noninterest expense:
Advertising	$1,247	$1,159	7.6%
Bankcard expense	371	470	(21.1)
Postage	685	704	(2.7)
Telephone	411	360	14.2
Amortization of core deposit intangible	1,371	1,175	16.7
Stationery, printing and supplies	489	442	10.6
Other expense	4,332	4,321	0.3
Total	$8,906	$8,631	3.2

Income Taxes

The Company recorded income tax expense of $8.2 million for the first nine months of 2015, compared to $5.4 million for the first nine months of 2014. The Company’s effective tax rate was 34.8% for the nine-month period ended September 30, 2015. For the nine-month period ended September 30, 2014, the Company’s effective tax rate was 35.6%.

Asset Quality and Allowance for Credit Losses

The Company’s allowance for credit losses, which is utilized to absorb actual losses in its loan portfolio, is analyzed monthly by management. This analysis includes a methodology that segments the loan portfolio into risk graded loans and homogeneous loan classifications and considers the current status of the portfolio, historical chargeoff experience, current levels of delinquent, impaired and nonperforming loans and their underlying collateral values, as well as economic and other risk factors. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology employed and other analytical measures in comparison to a group of peer banks. Due to the concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in the Carolinas. No assurances can be given that future economic conditions will not adversely affect borrowers, and/or real estate values in the Carolinas, and result in increases in credit losses and nonperforming asset levels.

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

At September 30, 2015, the allowance for credit losses was $21.3 million, or 1.05% of loans held for investment, compared to $22.1 million, or 1.23% of loans held for investment at December 31, 2014, and $22.5 million, or 1.31% of loans held for investment at September 30, 2014. The allowance for credit losses was 286.41% of nonperforming loans at September 30, 2015, 306.60% at December 31, 2014 and 287.41% at September 30, 2014. There is a greater proportion of low risk, high quality loans in the loan portfolio at September 30, 2015 compared to September 30, 2014. As a result, the allowance for credit losses as a percentage of loans held for investment at September 30, 2015 is significantly lower than at September 30, 2014. Also impacting the allowance for credit losses as a percentage of loans held for investment is the acquired non-PCI portfolio of $230.8 million at September 30, 2015, which is recorded at fair value on the acquisition date and has an allowance for credit losses of $640,000 as of September 30, 2015. Excluding acquired loans and their associated allowance, the allowance for credit losses to loans held for investment was 1.20% at September 30, 2015, 1.43% at December 31, 2014 and 1.61% at September 30, 2014. Based on analysis of the current loan portfolio and levels of problem assets and potential problem loans, management believes the allowance for credit losses is adequate. Additional information regarding the allowance for credit losses is presented in the table headed “Asset Quality Analysis” on page 53.

Nonperforming loans totaled $7.4 million at September 30, 2015, compared to $7.2 million at December 31, 2014 and $7.8 million at September 30, 2014. Real estate acquired in settlement of loans was $1.8 million at September 30, 2015, $3.1 million at December 31, 2014, and $3.6 million at September 30, 2014. During the first nine months of 2015, approximately $848,000 was transferred from loans into real estate acquired in settlement of loans, and approximately $1.7 million of real estate acquired in settlement of loans was disposed of. A net loss of $233,000 has been recorded on the disposition and writedowns of real estate acquired in settlement of loans in the current year, through September 30, 2015, compared to a net loss of $115,000 in the first nine months of 2014. The Company recorded $265,000 of expenses on real estate acquired in settlement of loans during the first nine months of 2015, compared to $379,000 in the first nine months of 2014. Nonperforming assets (comprised of nonaccrual loans, restructured loans and real estate acquired in settlement of loans) totaled $9.2 million, or 0.33% of total assets, at September 30, 2015, compared to $10.3 million, or 0.41% of total assets, at December 31, 2014 and $11.4 million, or 0.47% of total assets, a year ago.

The Bank is within the regulatory commercial real estate high concentration guidelines in land acquisition, development and construction (“AD&C portfolio”) loans, as well as total commercial real estate loans. At September 30, 2015, the Bank’s concentration levels were 72.47% and 261.53%, respectively of total regulatory capital, which compares favorably to the interagency regulatory guidance maximum concentrations of 100% and 300%, respectively. The Bank’s AD&C portfolio totaled $227.0 million at September 30, 2015, including $43.3 million of speculative residential construction and residential acquisition and development.

The was no provision for credit losses charged to operations for the three months ended September 30, 2015, compared to a charge of $89,000 for the three months ended September 30, 2014. Net recoveries for the three months ended September 30, 2015 were $9,000, or 0.0% of average loans held for investment on an annualized basis, compared to net chargeoffs of $532,000, or 0.12% of average loans held for investment on an annualized basis, for the three months ended September 30, 2014. The provision for credit losses charged to operations for the nine months ended September 30, 2015 totaled $120,000, compared to $833,000 for the nine months ended September 30, 2014. Net chargeoffs for the nine months ended September 30, 2015 were $909,000, or 0.06% of average loans held for investment on an annualized basis, compared to net chargeoffs of $2.9 million, or 0.24% of average loans held for investment on an annualized basis, for the nine months ended September 30, 2014. The provision for credit losses charged to operations for the year ended December 31, 2014 totaled $883,000. Net chargeoffs for the year ended December 31, 2014 were $3.3 million, or 0.20% of average loans held for investment.

Asset Quality Analysis

(Dollars in thousands)

	Beginning	Charge			Ending
	Balance	Offs	Recoveries	Provision	Balance
At or for the Three Months Ended September 30, 2015
Loans – excluding PCI
Commercial	$10,622	$55	$196	$(587)	$10,176
Real estate – construction	1,986	92	57	204	2,155
Real estate – mortgage	8,157	223	231	340	8,505
Consumer	357	170	58	93	338
Other	159	-	20	(107)	72
Total	$21,281	$540	$562	$(57)	$21,246

PCI loans
Commercial	$-	$-	$-	$-	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	30	13	-	60	77
Consumer	3	-	-	(3)	-
Other	-	-	-	-	-
Total	$33	$13	$-	$57	$77

Total loans
Commercial	$10,622	$55	$196	$(587)	$10,176
Real estate – construction	1,986	92	57	204	2,155
Real estate – mortgage	8,187	236	231	400	8,582
Consumer	360	170	58	90	338
Other	159	-	20	(107)	72
Total	$21,314	$553	$562	$-	$21,323

	Beginning	Charge			Ending
	Balance	Offs	Recoveries	Provision	Balance
At or for the Nine Months Ended September 30, 2015
Loans – excluding PCI
Commercial	$11,155	$1,087	$575	$(467)	$10,176
Real estate – construction	1,984	99	396	(126)	2,155
Real estate – mortgage	8,459	1,059	499	606	8,505
Consumer	421	412	257	72	338
Other	93	-	37	(58)	72
Total	$22,112	$2,657	$1,764	$27	$21,246

PCI loans
Commercial	$-	$-	$-	$-	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	15	-	92	77
Consumer	-	1	-	1	-
Other	-	-	-	-	-
Total	$-	$16	$-	$93	$77

Total loans
Commercial	$11,155	$1,087	$575	$(467)	$10,176
Real estate – construction	1,984	99	396	(126)	2,155
Real estate – mortgage	8,459	1,074	499	698	8,582
Consumer	421	413	257	73	338
Other	93	-	37	(58)	72
Total	$22,112	$2,673	$1,764	$120	$21,323

	Beginning	Charge			Ending
	Balance	Offs	Recoveries	Provision	Balance
At or for the Year Ended December 31, 2014
Loans – excluding PCI
Commercial	$11,480	$1,411	$1,368	$(282)	$11,155
Real estate – construction	2,027	427	894	(510)	1,984
Real estate – mortgage	10,479	4,607	1,433	1,154	8,459
Consumer	469	868	356	464	421
Other	95	-	36	(38)	93
Total	$24,550	$7,313	$4,087	$788	$22,112

PCI loans
Commercial	$-	$62	$-	$62	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	33	-	33	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$95	$-	$95	$-

Total loans
Commercial	$11,480	$1,473	$1,368	$(220)	$11,155
Real estate – construction	2,027	427	894	(510)	1,984
Real estate – mortgage	10,479	4,640	1,433	1,187	8,459
Consumer	469	868	356	464	421
Other	95	-	36	(38)	93
Total	$24,550	$7,408	$4,087	$883	$22,112

	Beginning	Charge			Ending
	Balance	Offs	Recoveries	Provision	Balance
At or for the Three Months Ended September 30, 2014
Loans – excluding PCI
Commercial	$10,264	$399	$775	$(65)	$10,575
Real estate – construction	1,771	60	49	108	1,868
Real estate – mortgage	10,354	1,423	648	(64)	9,515
Consumer	469	201	77	106	451
Other	86	-	2	4	92
Total	$22,944	$2,083	$1,551	$89	$22,501

PCI loans
Commercial	$-	$-	$-	$-	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$-	$-	$-	$-

Total loans
Commercial	$10,264	$399	$775	$(65)	$10,575
Real estate – construction	1,771	60	49	108	1,868
Real estate – mortgage	10,354	1,423	648	(64)	9,515
Consumer	469	201	77	106	451
Other	86	-	2	4	92
Total	$22,944	$2,083	$1,551	$89	$22,501

	Beginning	Charge			Ending
	Balance	Offs	Recoveries	Provision	Balance
At or for the Nine Months Ended September 30, 2014
Loans – excluding PCI
Commercial	$11,480	$836	$1,300	$(1,369)	$10,575
Real estate – construction	2,027	464	563	(258)	1,868
Real estate – mortgage	10,479	4,106	1,098	2,044	9,515
Consumer	469	563	213	332	451
Other	95	-	8	(11)	92
Total	$24,550	$5,969	$3,182	$738	$22,501

PCI loans
Commercial	$-	$62	$-	$62	$-
Real estate – construction	-	-	-	-	-
Real estate – mortgage	-	33	-	33	-
Consumer	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$95	$-	$95	$-

Total loans
Commercial	$11,480	$898	$1,300	$(1,307)	$10,575
Real estate – construction	2,027	464	563	(258)	1,868
Real estate – mortgage	10,479	4,139	1,098	2,077	9,515
Consumer	469	563	213	332	451
Other	95	-	8	(11)	92
Total	$24,550	$6,064	$3,182	$833	$22,501

	As of September 30, 2015	As of December 31, 2014	As of September 30, 2014
Nonperforming Assets:
Commercial nonaccrual loans, not restructured	$799	$1,620	$1,576
Commercial nonaccrual loans, restructured	642	-	106
Non-commercial nonaccrual loans, not restructured	4,072	3,471	3,914
Non-commercial nonaccrual loans, restructured	59	5	403
Total nonaccrual loans	5,572	5,096	5,999
Troubled debt restructured, accruing	1,873	2,116	1,830
Total nonperforming loans	7,445	7,212	7,829
Real estate acquired in settlement of loans	1,788	3,057	3,585
Total nonperforming assets	$9,233	$10,269	$11,414

Asset Quality Percentages:
Nonperforming loans to loans held for investment at end of period	0.37%	0.40%	0.45%
Nonperforming assets to total assets at end of period	0.33%	0.41%	0.47%
Allowance for credit losses as a percentage of loans held for investment at end of period	1.05%	1.23%	1.31%
Allowance for credit losses as a percentage of loans held for investment excluding acquired loans at end of period	1.20%	1.43%	1.61%
Allowance for credit losses to nonperforming loans	286.41%	306.60%	287.41%

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

During the first nine months of 2015, the Company had net cash provided by operating activities of $17.2 million, compared to $13.2 million of net cash provided by operating activities in the first nine months of 2014. The increase was primarily the result of an increase in net income of $5.6 million. Depreciation and amortization were $2.8 million for the first nine months of 2015, compared to $4.1 million for the first nine months of 2014. Originations of loans held for sale in excess of proceeds from sales of loans held for sale were $735,000 million in the first nine months of 2015, while proceeds from sales of loans held for sale exceeded originations of loans held for sale by $881,000 in the first nine months of 2014. Accretion on acquired loans for the first nine months of 2015 was $4.9 million compared to $4.1 million during the same period last year. Provision for credit losses was $120,000 for the first nine months of 2015, compared to $833,000 in the first nine months of 2014. For the first nine months of 2015, there was a net loss of $233,000 related to real estate acquired in settlement of loans, compared to a net loss of $115,000 for the first nine months of 2014.

Net cash used in investing activities for the first nine months of 2015 was $87.0 million, compared to net cash used in investing activities for the first nine months of 2014 of $75.3 million. Cash outflows for the first nine months of 2015 included $43.0 million in purchases of securities, compared to $105.7 million in the first nine months of 2014. For the nine months ended September 30, 2015, cash inflows included $73.0 million in proceeds from sales, maturities, prepayments and calls of investment securities, compared to $30.1 million during the nine months ended September 30, 2014. During the first nine months of 2015, there was an increase in loans held for investment of $120.9 million, compared to an increase of $18.4 million during the same period last year. Cash inflows for the first nine months of 2014 also included $6.0 million in proceeds from sales of loans with no comparable cash inflows in the current year period. Cash inflows for the first nine months of 2015 included $1.9 million in proceeds from sales of real estate acquired in settlement of loans, compared to $5.7 million in the first nine months of 2014. For the first nine months of 2015, cash outflows included $8.3 million for the purchase of bank-owned life insurance, while cash inflows included $805,000 from a maturity of bank-owned life insurance. Proceeds from maturities of investment certificates of deposit were $8.3 million during the first nine months of 2015, compared to $1.5 million during the same period last year. In the 2015 nine-month period, net cash received from the acquisition of Premier totaled $3.2 million, while cash received from the CapStone acquisition totaled $6.2 million in the 2014 nine-month period.

During the nine months ended September 30, 2015, net cash provided by financing activities was $77.3 million, compared to net cash provided by financing activities of $68.3 million during the same period of 2014. Cash inflows for the first nine months of 2015 included a net increase of $45.2 million in deposits, compared to a net decrease in deposits of $1.8 million in the first nine months of 2014. During the first nine months of 2015, the Company had net cash inflows of $33.0 million related to increased borrowings, compared to an increase of $83.2 million in the first nine months of 2014. Dividends paid in the first nine months of 2015 were $1.2 million, compared to $337,000 in the first nine months of 2014. During the first nine months of 2015, cash inflows from stock option exercises were $428,000, compared to $2.6 million in the first nine months of 2014. In the first nine months of 2014, the Company had cash outflows of $15.0 million for redemption of its remaining 15,000 outstanding shares of Series A preferred stock.

Cash and cash equivalents totaled $41.9 million at September 30, 2015, compared to $34.4 million at December 31, 2014 and $39.8 million at September 30, 2014.

The Company had borrowing capacity of approximately $554.0 million with the Federal Home Loan Bank of Atlanta, of which approximately $119.5 million was available at September 30, 2015. Borrowings consist of $398.5 million in advances, $35.0 million in letters of credit used in lieu of securities to pledge against public deposits, and a $1.0 million financial standby letter of credit issued by the Federal Home Loan Bank of Atlanta on behalf of one of the Company’s clients. These borrowings are collateralized by Federal Home Loan Bank of Atlanta stock, investment securities, qualifying residential one to four family first mortgage loans, qualifying multifamily first mortgage loans, qualifying commercial real estate loans, and qualifying home equity lines of credit and second mortgage loans. The Company provides various reports to the Federal Home Loan Bank of Atlanta on a regular basis to maintain the availability of the credit line. Each borrowing request is initiated through an advance application that is subject to their approval before funds are advanced under the line of credit. The Company also had $4.3 million of borrowing capacity through the Federal Reserve Bank System, of which none was used as of September 30, 2015. The line with the Federal Reserve Bank of Richmond is collateralized by qualified consumer and commercial/agricultural loans. In addition, the Company has $89.8 million in unsecured, overnight federal funds lines with correspondent banks, of which $30.5 million was used as of September 30, 2015.

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

The following tables summarize the results of the Company’s income simulation model as of June 30, 2015, the most currently available review date.

	“Rate Ramp”
	Change in Net Interest Income
	Year 1	Year 2
Change in Market Interest Rates:
200 basis point “ramped" increase	(0.10)%	1.02%
Base case – no change	-	(0.60)%
100 basis point “ramped” decrease	(0.69)%	(6.07)%

	“Rate Shock”
	Change in Net Interest Income
	Year 1	Year 2
Change in Market Interest Rates:
200 basis point “shocked” increase	(0.92)%	2.79%
Base case – no change	-	(0.60)%
100 basis point “shocked” decrease	(2.82)%	(8.45)%

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

The following is a summary of the results of the report compiled by the Company’s outside consultant using data and assumptions management provided as of June 30, 2015, the most currently available review date.

	Estimated Change in Net Portfolio Value
	Amount in 000s	Percent
Change in Market Interest Rates:
200 basis point increase	$(14,800)	(5.56)%
Base case – no change	-	-
100 basis point decrease	$(15,732)	(5.91)%

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

Quarterly cash dividends resumed in the first quarter of 2015. On February 18, 2015, the Board of Directors declared a $0.015 per share quarterly cash dividend on its common stock, payable April 15, 2015 to shareholders of record as of the close of business on March 16, 2015. On May 20, 2015, the Board of Directors declared a $0.015 per share quarterly cash dividend on its common stock, payable July 15, 2015 to shareholders of record as of the close of business on June 16, 2015. On August 19, 2015, the Board of Directors declared a $0.015 per share quarterly cash dividend on its common stock, payable October 15, 2015 to shareholders of record as of the close of business on September 16, 2015.

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

On August 7, 2015, 1,463,748 shares of Class B (non-voting) common stock were transferred by the original investor and, as a result, were converted into 1,463,748 shares of Class A (voting) common stock.

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

As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of September 30, 2015.

	Regulatory Capital
	Well Capitalized	Adequately Capitalized	Company	Bank

Total Capital	10.0%	8.0%	12.25%	12.10%
Tier 1 Capital	8.0	6.0	10.75	11.22
Common Equity Tier 1 Capital	6.5	4.5	9.99	11.22
Leverage Capital	5.0	4.0	9.06	9.45

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

The Company considers interest rate risk to be its most significant market risk, which is discussed under the heading “Interest Rate Risk Management” on page 58.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management, including its CEO, CFO and Chief Accounting Officer (“CAO”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015. Based upon that evaluation, the Company’s CEO, CFO and CAO each concluded that as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2014, other than the addition of the following:

The pendency of our merger with Yadkin could have a negative impact on our business.

On October 12, 2015, the Company entered into the Merger Agreement with Yadkin, pursuant to which Yadkin will acquire the Company. The announcement and pendency of the merger may have a negative impact on our business, financial results and operations or disrupt our business by:

•	legal claims from purported shareholders challenging the merger;

•	intensifying competition as our competitors may seek opportunities related to our pending merger;

•	affecting our relationships with our customers, vendors and employees;

•	limiting certain of our business operations prior to completion of the merger which may prevent us from pursuing certain opportunities without Yadkin’s approval;

•	causing us to forego certain opportunities we might otherwise pursue absent the pending merger;

•	impairing our ability to attract, recruit, retain, and motivate current and prospective employees who may be uncertain about their future roles and relationships with Yadkin following the completion of the merger; and

•	creating distractions from our strategy and day-to-day operations for our employees and management and a strain on resources.

The failure to complete the merger could negatively impact our business.

The transaction is expected to close early in the second quarter of 2016, subject to shareholder and regulatory approval and other customary closing conditions. However, there is no assurance that our merger with Yadkin will occur or that the conditions to the merger will be satisfied in a timely manner or at all. Further, there is no assurance that any event, change or other circumstances that could give rise to the termination of the Merger Agreement will not occur. If the proposed merger or a similar transaction is not completed, the price of our common stock may drop to the extent that the current market price of our common shares reflects an assumption that a transaction will be completed. Certain costs associated with the merger are already incurred or may be payable even if the merger is not completed. The Merger Agreement provides that a termination fee of $18 million will be payable by either Yadkin or the Company, as applicable, upon termination of the Merger Agreement under certain circumstances. In addition, under certain circumstances, documented out-of-pocket transaction expenses would be payable to the terminating party. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, vendors and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be negatively impacted, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Combination and Reorganization dated as of October 8, 2014, by and among Premier Commercial Bank, NewBridge Bancorp and NewBridge Bank, incorporated herein by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on October 8, 2014 (SEC File No. 000-11448).

2.2	Agreement and Plan of Merger, dated as of October 12, 2015, among Yadkin Financial Corporation, NewBridge Bancorp and Navy Merger Sub Corp, incorporated herein by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on October 13, 2015 (SEC File No. 000-11448).

3.1	Articles of Incorporation, and amendments thereto, incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).

3.2	Articles of Merger of FNB Financial Services Corporation with and into LSB Bancshares Inc., including amendments to the Articles of Incorporation, as amended, incorporated herein by reference to Exhibit 3.4 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007 (SEC File No. 000-11448).

3.3	Amended and Restated Bylaws adopted by the Board of Directors on April 13, 2015, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on April 15, 2015 (SEC File No. 000-11448).

3.4	Articles of Amendment, filed with the North Carolina Department of the Secretary of State on December 12, 2008, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

3.5	Articles of Amendment to Designate the Terms of the Series B Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock and Series C Mandatorily Convertible Adjustable Rate Cumulative Perpetual Preferred Stock, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on November 30, 2012 (SEC File No. 000-11448).

3.6	Articles of Amendment, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on February 21, 2013 (SEC File No. 000-11448).

4.1	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.02 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.2	Guarantee Agreement, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.03 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.3	Indenture, regarding Trust Preferred Securities, dated August 23, 2005, incorporated herein by reference to Exhibit 4.04 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC (SEC File No. 000-13086).

4.4	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on December 12, 2008 (SEC File No. 000-11448).

4.5	Certificate of Designation for the Class B Common Stock, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on February 21, 2013 (SEC File No. 000-11448).

4.6	Specimen Certificate of Class A Common Stock, no par value, incorporated herein by reference to Exhibit 4.6 of the Annual Report on Form 10-K filed with the SEC on March 12, 2014 (SEC File No. 000-11448).

4.7	Form of Subordinated Note, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on March 14, 2014 (SEC File No. 000-11448).

10.1	Benefit Equivalency Plan of FNB Southeast, effective January 1, 1994, incorporated herein by reference to Exhibit 10 of the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the SEC (SEC File No. 000-13086).*

10.2	1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 1995, filed with the SEC on March 28, 1996 (SEC File No. 000-11448).*

10.3	Omnibus Equity Compensation Plan, incorporated herein by reference to Exhibit 10(B) of the Annual Report on Form 10-KSB40 for the fiscal year ended December 31, 1996, filed with the SEC on March 31, 1997 (SEC File No. 000-13086).*

10.4	Amendment to Benefit Equivalency Plan of FNB Southeast, effective January 1, 1998, incorporated herein by reference to Exhibit 10.16 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 25, 1999 (SEC File No. 000-13086).*

10.5	Amendment Number 1 to 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form S-8, filed with the SEC on May 16, 2001 (SEC File No. 333-61046).*

10.6	Long Term Stock Incentive Plan for certain senior management employees of FNB Southeast, incorporated herein by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003 (SEC File No. 000-13086).*

10.7	Form of Stock Option Award Agreement for a Director adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.8	Form of Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2004 (SEC File No. 000-11448).*

10.9	Form of Amendment to the applicable Grant Agreements under the 1996 Omnibus Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.10	Form of Amendment to the Incentive Stock Option Award Agreement for an Employee adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the SEC on April 15, 2005 (SEC File No. 000-11448).*

10.11	Restated Form of Director Fee Deferral Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.12	Form of Stock Appreciation Rights Award Agreement adopted under LSB Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on December 23, 2005 (SEC File No. 000-11448).*

10.13	FNB Amended and Restated Directors Retirement Policy, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.14	Amendment to the FNB Directors and Senior Management Deferred Compensation Plan Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, FNB Southeast and FNB, dated July 31, 2007, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on August 3, 2007 (SEC File No. 000-11448).*

10.15	Directors and Senior Management Deferred Compensation Plan Trust Agreement between FNB Southeast and Morgan Trust Company, incorporated herein by reference to Exhibit 99.7 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.16	Second Amendment to the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy Trust Agreement among Regions Bank d/b/a/ Regions Morgan Keegan Trust, NewBridge Bancorp and NewBridge Bank, which is incorporated herein by reference to Exhibit 99.8 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

10.17	NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on March 14, 2008 (SEC File No. 000-11448).*

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

10.22	Second Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 11, 2012, incorporated herein by reference to Exhibit 10.33 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.23	Third Amendment to the Trust Agreement for the Directors and Senior Management Deferred Compensation Plan and Directors Retirement Policy, effective March 5, 2012, incorporated herein by reference to Exhibit 10.34 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.24	Appointment of Successor Trustee under the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management dated March 5, 2012, incorporated herein by reference to Exhibit 10.35 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.25	Second Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.36 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.26	Third Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.37 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.27	Fourth Form of Restricted Stock Award Agreement adopted under the Amended and Restated Comprehensive Equity Compensation Plan for Directors and Employees, incorporated herein by reference to Exhibit 10.38 of the Annual Report on Form 10-K filed with the SEC on March 22, 2012 (SEC File No. 000-11448).*

10.28	Form of Securities Purchase Agreement, dated November 1, 2012, between NewBridge Bancorp and certain investors, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on November 1, 2012 (SEC File No. 000-11448).

10.29	Form of Registration Rights Agreement, dated November 1, 2012, between NewBridge Bancorp and certain investors, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on November 1, 2012 (SEC File No. 000-11448).

10.30	Third Amendment to the NewBridge Bancorp Non-Qualified Deferred Compensation Plan for Directors and Senior Management, effective January 23, 2013, incorporated herein by reference to Exhibit 10.35 of the Annual Report on Form 10-K filed with the SEC on March 12, 2014 (SEC File No. 000-11448).*

10.31	Form of Subordinated Note Purchase Agreement, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on March 14, 2014 (SEC File No. 000-11448).

10.32	CapStone Bank 2006 Incentive Stock Option Plan, incorporated herein by reference to Exhibit 99.1 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

10.33	CapStone Bank 2006 Nonstatutory Stock Option Plan, incorporated herein by reference to Exhibit 99.2 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

10.34	Patriot State Bank 2007 Incentive Stock Option Plan, incorporated herein by reference to Exhibit 99.3 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

10.35	Patriot State Bank 2007 Nonstatutory Stock Option Plan, incorporated herein by reference to Exhibit 99.4 of the Registration Statement on Form S-8, filed with the SEC on April 24, 2014 (SEC File No. 333-195472).*

10.36	Form of Settlement and Release Agreement between NewBridge Bank and Michael S. Patterson, incorporated herein by reference to Exhibit 10.37 of the Registration Statement on Form S-4, filed with the SEC on December 23, 2013 (SEC File No. 333-193045).*

10.37	Form of Continuing Services Agreement between NewBridge Bank and Michael S. Patterson, incorporated herein by reference to Exhibit 10.36 of the Registration Statement on Form S-4, filed with the SEC on December 23, 2013 (SEC File No. 333-193045).*

10.38	NewBridge Bank Supplemental Executive Retirement Plan, executed November 6, 2014, and effective September 1, 2014, incorporated herein by reference to Exhibit 10.43 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 7, 2014 (SEC File No. 000-11448).*

10.39	NewBridge Bank Supplemental Executive Retirement Plan Participation Agreement by and between NewBridge Bank and Pressley A. Ridgill, executed November 6, 2014, and effective September 1, 2014, incorporated herein by reference to Exhibit 10.44 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 7, 2014 (SEC File No. 000-11448).*

10.40	Premier Commercial Bank 2008 Employee Stock Option Plan, incorporated herein by reference to Exhibit 10.44 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2015 (SEC File No. 000-11448).*

10.41	Premier Commercial Bank 2008 Director Stock Option Plan, incorporated herein by reference to Exhibit 10.45 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2015 (SEC File No. 000-11448).*

10.42	NewBridge Bancorp 2015 Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on May 13, 2015 (SEC File No. 000-11448).*

10.43	Amended and Restated Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and Pressley A. Ridgill, effective September 23, 2015, incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the SEC on October 2, 2015 (SEC File No. 000-11448).*

10.44	Amended and Restated Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and Ramsey K. Hamadi, effective September 23, 2015, incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the SEC on October 2, 2015 (SEC File No. 000-11448).*

10.45	Amended and Restated Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and Spence H. Broadhurst, effective September 23, 2015, incorporated herein by reference to Exhibit 99.3 of the Current Report on Form 8-K filed with the SEC on October 2, 2015 (SEC File No. 000-11448).*

10.46	Amended and Restated Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and William W. Budd, effective September 23, 2015, incorporated herein by reference to Exhibit 99.4 of the Current Report on Form 8-K filed with the SEC on October 2, 2015 (SEC File No. 000-11448).*

10.47	Amended and Restated Employment and Change of Control Agreement among NewBridge Bancorp, NewBridge Bank and Robin S. Hager, effective September 23, 2015, incorporated herein by reference to Exhibit 99.5 of the Current Report on Form 8-K filed with the SEC on October 2, 2015 (SEC File No. 000-11448).*

10.48	Form of Voting Agreement, dated as of October 12, 2015, by and between NewBridge Bancorp and certain shareholders of Yadkin Financial Corporation, incorporated herein by reference to Exhibit 99.2 of the Form 8-K filed with the SEC on October 13, 2015 (SEC File No. 000-11448).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Financial Statements filed in XBRL format.

* Management contract and compensatory arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2015	NEWBRIDGE BANCORP
(Registrant)

	By:	/s/ Ramsey K. Hamadi
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

